Form 10KSB/A
period 1996-03-31
NICHOLAS FINANCIAL INC
filed 1996-07-26
CIK 1000045

[TYPE]      10KSB/A
[DESCRIPTION]   NICHOLAS FINANCIAL INC. FORM 10-KSB

             U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-KSB/A
                             Amendment No. 1
(MARK ONE)

/X/	Annual report under Section 13 or 15(d) of the Securities Act  of
     	1934 (Fee required)

     	For the fiscal year ended March 31, 1996

/ /	Transition  report under Section 13 or 15(d) of  the  Securities
	Exchange Act of 1934 (No fee required)

     	For the transition period from ________ to _________.


                   Commission file number: 0-26680


                       Nicholas Financial, Inc.
            (Name of Small Business Issuer in its Charter)

        British Columbia, Canada                8736-3354
     (State or Other Jurisdiction of         (I.R.S. Employer
     Incorporation or Organization           Identification No.)


 2454 McMullen Booth Road, Building C
       Clearwater, Florida                          34619
(Address of Principal Executive Offices)          (Zip Code)

                            (813) 726-0763
           (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
Title of Each Class                           on Which Registered


- --------------------------                   ---------------------


- --------------------------                   ---------------------

Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock
                           (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     'X'     No

Item 13. Exhibits and Reports on Form 8-K


        (a)  Exhibits



        27.1 Financial Data Schedule (for SEC purpose only)

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NICHOLAS FINANCIAL, INC.

Dated: July 26, 1996               /s/ Peter L. Vosotas
                                   --------------------------
                                   Peter L. Vosotas



[ARTICLE] 5

[LEGEND]

This Schedule Contains Summary Information Extracted From The Consolidated
Balance Sheet At March 31, 1996 And The Consolidated Statements Of Income
For The Year Ended March 31, 1996 And Is Qualified In Its Entirety By
Reference To Such Financial Statements.



[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          MAR-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                         490,791
[SECURITIES]                                         0
[RECEIVABLES]                               18,326,784
[ALLOWANCES]                                 3,074,860
[INVENTORY]                                          0
[CURRENT-ASSETS]                            18,817,575
[PP&E]                                         438,767
[DEPRECIATION]                                 258,350
[TOTAL-ASSETS]                              19,801,801
[CURRENT-LIABILITIES]                       16,547,936
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     1,724,051
[OTHER-SE]                                   1,529,814
[TOTAL-LIABILITY-AND-EQUITY]                19,801,801
[SALES]                                        565,645
[TOTAL-REVENUES]                             5,833,175
[CGS]                                          140,786
[TOTAL-COSTS]                                2,144,407
[OTHER-EXPENSES]                             2,629,867
[LOSS-PROVISION]                               486,440
[INTEREST-EXPENSE]                           1,517,181
[INCOME-PRETAX]                              1,058,901
[INCOME-TAX]                                   396,750
[INCOME-CONTINUING]                            662,151
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   662,151
[EPS-PRIMARY]                                      .11
[EPS-DILUTED]                                      .11

<F1> <RECIEVABLES> ARE PRESENTED NET OF UNEARNED FINANCE CHARGES, NON-REFUNDABLE
			 DEALER RESERVE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS.
<F2> [ALLOWANCES]  ARE PRESENTED AS TOTAL RESERVES, COMPRISED OF NON-REFUNDABLE
			 DEALER RESERVE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS.