Form 10QSB
period 1996-09-30
NICHOLAS FINANCIAL INC
filed 1996-11-13
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB



x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1996


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from ________ to _________.

                  Commission file number: 0-26680


                     NICHOLAS FINANCIAL, INC.
      (Exact name of registrant as specified in its Charter)


       British Columbia, Canada                   8736-3354
   (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)          Identification No.)

  2454 McMullen Booth Road, Building C
        Clearwater, Florida                         34619
  (Address of Principal Executive Offices)        (Zip Code)

                          (813) 726-0763
       (Registrant's telephone number, Including area code)

                          Not applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No    .


 As of November 13th, 1996 there were 5,885,739 shares of common stock outstanding

 This Form 10-QSB consists of 17 pages. Exhibits are indexed at page 16.

                    Nicholas Financial, Inc.

                           Form 10-QSB

                              Index


Part I. Financial Information                                         Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of September 30, 1996          3

Condensed Consolidated Statements of Income for the three and
     six months ended September 30, 1996 and 1995                      4

Condensed Consolidated Statements of Cash Flows for the
     six months ended September 30, 1996 and 1995                      5

Notes to the Condensed Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of the Financial
     Condition and Results of Operations                               8

Part II. Other Information

Item 1.  Legal Proceedings                                            13

Item 2.  Changes in Securities                                        13

Item 3.  Defaults upon Senior Securities                              13

Item 4.  Submission of Matters to a Vote of Security Holders          13

Item 5.  Other Information                                            13

Item 6.  Exhibits and Reports on Form 8-K                             13

     Signatures                                                       14

     Index of Exhibits                                                15

     Exhibit  1.1- Statement Regarding Computation
                    of Per  Share Earnings                            16

                     Nicholas Financial, Inc.

               Condensed Consolidated Balance Sheet

                            (Unaudited)

                                                   September 30,
                                                       1996
Assets
Cash                                               $     128,447
Accounts receivable                                       22,573
Prepaid expenses and other assets                        429,974
Finance receivables, net                              20,457,484
Property and equipment, net                              189,259
Intangible assets                                            843
Deferred loan costs                                       12,175
Deferred income taxes                                    502,828

Total assets                                         $21,743,583

Liabilities
Line of credit                                       $14,655,594
Notes payable - related party                          2,256,095
Deferred revenues                                        210,600
Accounts payable                                         493,042
Other liabilities                                        346,319
Income taxes payable                                      37,918

                                                      17,999,568

Shareholders' equity
Preferred stock, no par: 5,000,000 shares                      -
authorized;
none issued and outstanding
Common stock, no par: 20,000,000 shares                1,771,026
authorized; 5,885,739  shares issued and
outstanding
Retained earnings                                      1,972,989

                                                       3,744,015

Total liabilities and shareholders' equity           $21,743,583


See accompanying notes.

                    Nicholas Financial, Inc.

            Condensed Consolidated Statements of Income

                            (Unaudited)

                                                           Three months endedSix months ended
                                                              September 30          September 30
                                                           1996        1995        1996        1995
Revenue:
Interest income on finance receivables                  $1,499,907  $1,328,624  $2,847,960  $2,435,630
Sales                                                      122,969     138,850     236,680     290,108
Interest income on term deposits and lease receivables         621         557         633       2,680

                                                         1,623,497   1,468,031   3,085,273   2,728,418
Expenses:
Cost of sales                                               25,091      30,760      47,556      65,229
Marketing                                                   61,827      47,234     121,415      93,480
Administrative                                             575,716     532,341   1,123,463   1,023,308
Provision for credit losses                                131,808      78,978     186,121     119,764
Deferred compensation expense                                    -    (194,311)     29,947     128,828
Depreciation and amortization                               21,422      23,186      42,187      52,341
Interest expense                                           423,972     377,252     818,602     708,882

                                                         1,239,836     895,440   2,369,291   2,191,832

Operating income before income taxes                       383,661     572,591     715,981     536,586

Income tax expense (benefit):
Current                                                    150,052      82,023     289,835     340,583
Deferred                                                    (3,110)    141,099     (17,029)   (131,498)

                                                           146,942     223,122     272,806     209,085

Net Income                                                $236,719    $349,469    $443,175    $327,501


Primary Earnings per Share                                   $0.04       $0.06       $0.07       $0.06

Fully Diluted Earnings per Share                             $0.04       $0.06       $0.07       $0.05

Weighted average number of common and common
     equivalent shares - Primary                         6,322,458   6,124,537   6,325,194   6,124,318
Weighted average number of common and common
     equivalent shares - Fully Diluted                   6,322,458   6,271,230   6,325,194   6,271,011

See accompanying notes.

                     Nicholas Financial, Inc.

          Condensed Consolidated Statements of Cash Flows

                            (Unaudited)

                                                               Six months ended September 30
                                                                      1996              1995
Operating activities
Net income                                                       $443,175          $327,501
Adjustments to reconcile net income to net cash provided
  by operating activities:
Depreciation of property and equipment                             40,500            43,500
Provision for credit losses                                       186,121           119,764
Amortization of intangible assets and deferred loan costs           9,138             8,841
Deferred compensation expense                                      29,947           128,828
Deferred income taxes                                             (17,029)         (131,498)

Changes in operating assets and liabilities:
Accounts receivable                                                 2,581             8,195
Prepaid expenses and other assets                                (159,274)         (274,867)
Deferred revenues                                                  21,706            50,742
Accounts payable                                                  (41,496)          (81,680)
Other liabilities                                                     795            (4,401)
Income taxes payable                                              (84,164)           15,583

Net cash provided by operating activities                         432,000           210,508

Investing activities
Increase in finance receivables, net of principal collected    (2,316,821)       (4,745,911)
Purchase of property and equipment                                (49,342)          (34,650)
Increase in deferred loan costs                                         -           (14,261)

Net cash used by investing activities                          (2,366,163)       (4,794,822)

Financing activities
Net proceeds from notes payable-related party and
  line of credit borrowings                                     1,554,791         4,316,339
Proceeds from sale of the Company's common stock                   17,028            50,650

Net cash provided by financing activities                       1,571,819         4,366,989

Net decrease in cash                                             (362,344)         (217,325)

Cash, beginning of period                                         490,791           283,342
Cash, end of period                                              $128,447           $66,017

See accompanying notes.

                     Nicholas Financial, Inc.

     Notes to the Condensed Consolidated Financial Statements

                           (Unaudited)

                       September 30, 1996


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

2. Earnings Per Share

Net Income per share is based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options and warrants. Supplementary earnings per share data described in APB 15 is not materially different from the net income per share which is presented.

3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:


    Finance receivables, gross contract     $30,617,153
    Less:
       Unearned interest                     (6,815,947)

                                             23,801,206

       Nonrefundable dealer reserves         (2,773,722)
       Allowance for credit losses             (570,000)

       Finance receivables, net             $20,457,484

The terms of the receivables range from 6 to 60 months and bear a weighted average effective interest rate of 25%.

4. Line of Credit

The Company has a $25,000,000 line of credit facility (the Line) with BA Business Credit, Inc. which expires on June 3, 1998. Borrowings under the Line bear interest at the Bank of America prime rate plus 1.25% and 1.00%, when the outstanding balance exceeds $10,000,000 and $15,000,000, respectively (9.5% at
September 30, 1996). If the outstanding balance falls below $10,000,000 the Line bears interest at the Bank of America prime rate plus 1.75%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and the unconditional guarantee of it's subsidiaries, Canadian parent and Peter L. Vosotas the majority shareholder.


5. Notes Payable - Related Party

Notes payable consisted of the following:

Notes payable, unsecured, with interest at
varying rates up to 12%, quarterly and
semiannual interest payments due through
June 1998, at which time the entire
principal balance and unpaid interest is
due, subordinated to the Line. The notes are
convertible at the option of the holder,
into common shares at prices from $1.75 to
$2.00 per share.                                  $1,800,000

Note payable, unsecured, interest at 12%,
quarterly interest due through April 2000,
at which time entire balance and unpaid
interest is due, subordinated to the Line.
The note is convertible at $2.75 per share.          200,000

Notes payable, unsecured interest at 12%,
principal and interest due through May 1998.         233,341

Note payable, unsecured, interest at 12%,
quarterly interest due through August 1997,
at which time the entire principal balance
is due.                                               22,754

                                                   $2,256,095


6. Impact of New Accounting Pronouncement

Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation " ("SFAS 123"), effective for the company in fiscal 1997, provides an alternative method for accounting for stock-based compensation and requires certain disclosures regarding the fair value of stock-based compensation. The Company does not expect to adopt the alternative method of accounting for stock-based compensation and, accordingly, the adoption of SFAS 123 will not have any effect on the Company's financial position or results of operations. The Company expects to expand its disclosure of stock-based compensation plans to include pro forma fair value information for grants in it's fiscal 1997 Annual Report.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   The Company is a Florida-based consumer finance company, focused primarily on the purchase of Contracts from automobile dealers and the origination of small direct consumer loans. The Contracts are for the purchase of used cars and light trucks by borrowers who do not meet the credit standards of traditional lenders. The Company's small direct consumer loans are made primarily to borrowers under the Contracts. As of September 30, 1996, Contracts accounted for approximately 97.61% of the
Company's aggregate loan portfolio and small direct consumer loans accounted for approximately 2.39%. As of September 30, 1996 the Company operated ten branch locations in the state of Florida and on October 14, 1996 the Company opened its first branch location in the State of Georgia.

                                         Three Months Ended September 30,   Six Months Ended September 30,
                                              1996               1995            1996             1995
Average Net Finance Receivables (1)       $23,564,289        $20,064,300     $22,948,376      $19,034,402
Average Indebtedness (2)                   16,621,774         14,213,469      16,050,685       13,253,649
Total Revenues                              1,499,907          1,328,624       2,847,960        2,435,630
Interest Expense                              423,972            377,252         818,602          708,882
Net Interest Income                         1,075,935            951,372       2,029,358        1,726,748
Gross Portfolio Yield (3)                      25.46%             26.49%          24.82%           25.59%
Average Cost of Borrowed Funds (2)             10.20%             10.62%          10.20%           10.70%
Net Interest Spread (4)                        15.26%             15.87%          14.62%           14.89%
Net Portfolio Yield (3)                        18.26%             18.97%          17.69%           18.14%
Net Charge-Off Percentage (5)                  12.19%             10.31%          11.52%            8.01%

_________________
(1) Average  net  finance receivables represents the  average  of
    net  finance  receivables throughout the year.   Net  finance
    receivables represents gross finance receivables less any unearned finance charges related to those receivables.

(2) Average   indebtedness  represents  the  average  outstanding
    borrowings under the Line of Credit and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3) Gross  portfolio  yield  represents  total  revenues   as   a
    percentage  of  average finance receivables.   Net  portfolio
    yield represents net interest income as a percentage of average finance receivables.

(4) Net interest spread represents the gross portfolio yield less the average cost of borrowed funds.

(5) Net charge-off percentage represents net charge-offs divided by average net finance receivables outstanding during the period.

Three months ended September 30, 1996 compared to three months ended September 30, 1995

      Revenue increased 10.59% to $1,623,497 for the period ended September 30, 1996, from $1,468,031 for the period ended September 30, 1995. This increase is attributed to the increase in net finance receivables. The gross portfolio yield decreased to 25.46% for the period ended September 30, 1996 from 26.49% for the period ended September 30, 1995.

       Operating expenses, excluding provision for credit losses, stock compensation expense and interest expense, increased to $684,056 for the three month period ended September 30, 1996 from $633,521 for the three month period ended September 30, 1995. This increase is attributed to the opening of one additional branch and the increase in transaction volume at existing branches.

      Interest expense increased to $423,972 for the period ended September 30, 1996 as compared to $377,252 for the period ended September 30, 1995. This increase is attributed to the increase in average outstanding borrowings during the comparable periods. The average cost of funds borrowed by the Company was 10.20% for the period ended September 30, 1996 as compared to 10.62% for the period ended September 30, 1995.

   Provision for credit losses increased to $131,808 for the period ended September 30, 1996 as compared to $78,978 for the period ended September 30, 1995. The increase is attributed to the increased net charge-off percentage from 10.31% for the three months ended September 30, 1995 to 12.19% for the three months ended September 30, 1996.

       Net income for the three months ended September 30, 1996 decreased to $236,719 compared to $349,469 for the comparable period ended September 30, 1995. The decrease in net income is due to compensation expense recognized in previous periods and reversed due to the cancellation of a warrant in the quarter ended September 30, 1995. Net income, excluding the effect of compensation expense, would have been $230,875 for the three month period ended September 30, 1995 as compared to $236,719 for the three month period ended September 30, 1996.

Six  months ended September 30, 1996 compared to six months ended
September 30, 1995

   Revenue increased 13.08% to $3,085,273 for the period ended September 30, 1996, from $2,728,418 for the period ended September 30, 1995. This increase is attributed to the increase in net finance receivables. The gross portfolio yield decreased to 24.82% for the period ended September 30, 1996 from 25.59% for the period ended September 30, 1995.

       Operating expenses, excluding provision for credit losses, stock compensation expense and interest expense, increased to $1,334,621 for the three month period ended September 30, 1996 from $1,234,358 for the three month period ended September 30, 1995. This increase is attributed to the opening of one additional branch and the increase in transaction volume at existing branches.

      Interest expense increased to $818,602 for the period ended September 30, 1996 as compared to $708,882 for the period ended September 30, 1995. This increase is attributed to the increase in average outstanding borrowings during the comparable periods. The average cost of funds borrowed by the Company was 10.20% for the period ended September 30, 1996 as compared to 10.70% for the period ended September 30, 1995.

   Provision for credit losses increased to $186,121 for the period ended September 30, 1996 as compared to $119,764 for the period ended September 30, 1995. This increase is attributed to the increased net charge-off percentage from 8.01% for the three months ended September 30, 1995 to 11.52% for the three months ended September 30, 1995.

       Net income for the six months ended September 30, 1996 increased to $443,175 compared to $327,501 for the comparable period ended September 30, 1995. The six month period ended September 30, 1995 included non-cash stock compensation expense of $128,828 ($78,629 after income taxes) related to certain stock options and warrants previously granted to key executives and employees. The comparable six month period ended September 30, 1996 included $29,947 of stock compensation expense ($18,603 after income taxes). Net income excluding non-cash stock compensation expense would have been $461,780 compared to $406,130 an increase of 14% for the six month periods ended September 30, 1996 and 1995, respectively.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company batches its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans processed by a Company branch office during a fiscal quarter. The average pool consists of 75 Contracts with an aggregate initial principal amount of approximately $521,700. As of September 30, 1996, the Company had 102 active pools. The effective APR for these pools ranges from 20% to 30%, and the discount averages between 10% and 12%. Loan pools are analyzed monthly and the effective return for each pool is recomputed, if necessary, based upon changes during the month.

   The Company pools Contracts according to branch location because the branches purchase Contracts in different markets located in the State of Florida. All Contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of automobiles purchased in each market.

   A pool retains an amount equal to 100% of the discount into a non-refundable dealer reserve. In situations where the discount is determined to be insufficient to absorb all of the potential losses associated with the pool, unearned income will be added to reserves until total reserves have reached the appropriate level. If the non-refundable reserve and the unearned revenue reserve are exhausted for a pool which is not fully liquidated, then a charge to income will be used to reestablish the reserves. If a pool is fully liquidated and has excess reserves, the excess reserves are credited to income.

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of September 30, 1996, the Company had established reserves for losses on Contracts of $3,320,666 , or 14.32% of net outstanding receivables. Of the 20% of Contracts that are never fully paid the Company has experienced a historical charge-off rate of 9.97%, 9.74% and 3.50% of average net receivables respectively, for the years ended March 31, 1996, 1995, and 1994. The experience of the Company is that the longer the period of time during which the borrower has made payments under his Contract, the less likelihood there is of a default.

  The Company utilizes a pooling arrangement similar to that used in connection with Contracts in establishing reserves for direct loans initiated. As of September 30, 1996, the Company had experienced immaterial losses under its direct consumer loan program; however, the program was implemented in April 1995 and these results cannot be considered representative of results that will be experienced in the future. As of September 30, 1996, the Company had established reserves for losses on direct consumer loans of $23,055 or 3.75% of outstanding receivables under the loans.

  The Company defines any account that is more than ten days past due as "delinquent." The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                                      Six Months Ended                  Year Ended
                                     September  30, 1996              March  31,1996
Contracts
Gross Amount Outstanding                 $29,884,667                    $27,250,451

                                     Dollar                         Dollar
Delinquencies                        Amount       Percent*          Amount     Percent*
30 to 59 days                     $1,533,922       5.13%          $1,346,150    4.94%
60 to 89 days                        252,658       0.85%             326,542    1.20%
90   +   days                        104,019       0.35%              44,746    0.16%

Total Delinquencies               $1,890,599                      $1,717,438

*Total Delinquencies as
 percent of outstanding balance                    6.33%                        6.30%

Direct Loans
Gross Amount Outstanding                 $732,486                        $559,123

Delinquencies

30 to 59 days                         $17,711   2.42%$                    321    0.00%
60 to 89 days                               0    0.00%                  3,197    0.57%
90 + days                                   0    0.00%                      0    0.00%

Total Delinquencies                   $17,711                          $3,518

*Total Delinquencies as a
percent of outstanding balance                   2.42%                           0.57%


Income Taxes

   The provision for income taxes for the three months ended September 30, 1996 decreased to $146,942 from $223,122 for the three month period ended September 30, 1995. The Company's effective tax rate decreased from 38.97% for the three month period ended September 30, 1995 to 38.30% for the three month period ended September 30, 1996.

Liquidity and Capital Resources

The Company's cash flows for the six months ended September 30, 1996 and September 30, 1995 are summarized as follows:

                                        Six  months endedSix months ended
                                          September 30,  September 30,
                                              1996          1995
Cash provided by (used in):
     Operating Activities -              $  432,000       $  210,508
     Investing Activities -
      (primarily purchase of Contracts)  (2,366,163)      (4,794,822)

     Financing Activities                 1,571,819        4,366,989

        Net (decrease) in cash             (362,344)        (217,325)


   The  Company's primary use of working capital during  the  six months ended September 30, 1996 was the funding of the purchase of Contracts. The Contracts were financed partially through borrowings on the BankAmerica Line of Credit. The Line of Credit is secured primarily by Contracts and provides the Company with financing to increase the number of Contracts for its loan portfolio. Under the Line of Credit, the Company is subject to customary covenants such as the maintenance of certain financial ratios and minimum net worth requirements, and certain restrictions on the payment of cash dividends on the Common Stock and a requirement to maintain minimum subordinated indebtedness of $400,000.

   Since inception, the Company has funded operations from the following sources: borrowings under the Line of Credit, proceeds from the issuance of subordinated debt, funds provided from payments received under Contracts, and cash flows from operating activities.

   The  decrease  in net cash flows used in investing  activities
during  the  six months ended September 30, 1996   was  primarily
attributable to a decrease in the amount of contracts purchased as compared to the period ended September 30, 1995.

   In May 1996, through a series of negotiations, the Company increased its Line of Credit to $25 million from $20 million. The Company was also able to increase the percentage of Contracts that qualify for funding and reduce the amount of subordinated debt required by BankAmerica.

   The Company's Registration Statement on Form SB-2 under the Securities Act of 1933 was declared effective on October 1, 1996. On October 4, 1996 the Company and its underwriters Interstate/Johnson Lane agreed to an initial closing of 951,647 shares at $2.125 per share. The gross proceeds were $2,022,250 and the net proceeds were $1,762,785. On October 31, 1996 the Company agreed to a second and final closing of 150,558 shares at $2.125 per share. The gross proceeds were $319,936 and the net proceeds were approximately $273,000. The Company intends to use the proceeds from the offering to repay certain subordinated debt and outstanding indebtedness under its line of credit, and the balance to general corporate purposes, including future branch expansion. The Company will make additional capital expenditures as it opens new branches and increases the number of employees. The Company believes the cash flow from operations, current borrowing capacity under the Line of Credit and other available financing alternatives will be adequate to meet anticipated needs for working capital and capital expenditures, but no assurance can be given that the Line of Credit will be increased or that alternative sources of capital will be available on terms acceptable to permit the Company to finance future expansion.

Future Expansion

   The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of its loan portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its Line of Credit, either with BankAmerica or another lender.

   The Company believes that opportunity for growth continues to exist in the States of Florida and Georgia and for the foreseeable future intends generally to concentrate its expansion activities primarily there. The Company has identified Pensacola, Jacksonville and Boca Raton as areas in Florida and Macon, Valdosta, and Atlanta as areas in Georgia where it may open additional branch offices during fiscal 1997.

Forward-Looking Information

   This 10-QSB contains various forward-looking statements and information that are based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company's products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company's existing and future markets, the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition.

                   Part II - Other Information


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -None

Item 5.   Other Information - None

Item 6.   (a)  Exhibits - See exhibit index following the signature page.

          (b) Reports on Form 8-K - No reports on From 8-K were filed during the fiscal quarter ending September 30, 1996

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on November 13, 1996.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: November 13, 1996       /s/ Peter L. Vosotas
                                    Peter L. Vosotas
                                    Chairman, President,
                                    Chief Executive Officer
                                    (Principal Executive Officer)


  Date: November 13, 1996       /s/ Ralph T. Finkenbrink
                                    Ralph T. Finkenbrink
                                    (Principal  Financial Officer
                                    and Accounting Officer)

                          EXHIBIT INDEX

    Exhibit Document

    1.1      Schedule for Computation of Earnings Per Share

                    Nicholas Financial, Inc.
                           Exhibit 1.1

         Schedule for Computation of Earnings Per Share

                           (Unaudited)

                                                      Three Months              Six Months
                                                    Ended September 30,      Ended September 30,
                                                    1996          1995      1996         1995
    Net income                                        236,719      349,469     443,175     327,501

    Weighted average number of
    common shares outstanding during the period     5,872,648    5,795,005   5,865,384   5,794,786

    Add: Primary common equivalent shares
    determined using the "treasury stock" method
    representing shares issuable upon exercise of
    stock options and warrants                        459,810      329,532     459,810     329,532

    Weighted average number of
    shares used in Primary EPS calculation          6,332,458    6,124,537   6,325,194   6,124,318

    Add: Fully Diluted common equivalent shares
    determined using the "treasury stock" method
    representing shares issuable upon exercise of
    stock options and warrants                        459,810      476,225     459,810     476,225

    Weighted average number of shares used in
    Fully Diluted EPS calculation                   6,332,458    6,271,230   6,325,194   6,271,011

    Primary Earnings Per Share                          $0.04        $0.06       $0.07       $0.06

    Fully Diluted Earnings Per Share                    $0.04        $0.06       $0.07       $0.05


[ARTICLE] 5

[LEGEND]

This Schedule Contains Summary Information Extracted From The Condensed Consolidated Balance Sheet At September 30, 1996 And The Condensed Consolidated Statements Of Income For The Three Months Ended September 30,1996 And
September 30, 1995 And Is Qualified In Its Entirety By Reference To Such Financial Statements.


[PERIOD-TYPE]                  3-MOS                3-MOS
[FISCAL-YEAR-END]              MAR-31-1997          MAR-31-1996
[PERIOD-END]                   SEP-30-1996          SEP-30-1995
[CASH]                             128,447                    0
[SECURITIES]                             0                    0
[RECEIVABLES]                   20,480,057                    0
[ALLOWANCES]                     3,343,722                    0
[INVENTORY]                              0                    0
[CURRENT-ASSETS]                         0                    0
[PP&E]                             488,109                    0
[DEPRECIATION]                     298,850                    0
[TOTAL-ASSETS]                  21,743,583                    0
[CURRENT-LIABILITIES]           17,999,568                    0
[BONDS]                                  0                    0
[PREFERRED-MANDATORY]                    0                    0
[PREFERRED]                              0                    0
[COMMON]                         1,771,026                    0
[OTHER-SE]                       1,972,989                    0
[TOTAL-LIABILITY-AND-EQUITY]    21,743,583                    0
[SALES]                            122,969              138,850
[TOTAL-REVENUES]                 1,623,497            1,468,031
[CGS]                               25,091               30,760
[TOTAL-COSTS]                      580,871              486,990
[OTHER-EXPENSES]                   658,965              408,450
[LOSS-PROVISION]                   131,808               78,978
[INTEREST-EXPENSE]                 423,972              377,252
[INCOME-PRETAX]                    383,661              572,591
[INCOME-TAX]                       146,942              223,122
[INCOME-CONTINUING]                236,719              349,469
[DISCONTINUED]                           0                    0
[EXTRAORDINARY]                          0                    0
[CHANGES]                                0                    0
[NET-INCOME]                       236,719              349,469
[EPS-PRIMARY]                          .04                  .06
[EPS-DILUTED]                          .04                  .06

<F1> [RECEIVABLES] ARE PRESENTED NET OF UNEARNED FINANCE CHARGES,
    NON-REFUNDABLE DEALER RESERVE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS.
<F2> [ALLOWANCES] ARE PRESENTED AS TOTAL RESERVES, COMPRISED OF
    NON-REFUNDABLE DEALER RESERVE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS.