Form 10KSB
period 1997-03-31
NICHOLAS FINANCIAL INC
filed 1997-06-26
CIK 1000045

_________________________________________________________________________
_________________________________________________________________________

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                             FORM 10-KSB

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

               For the fiscal year ended March 31, 1997



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

    Issuer's Telephone Number, Including Area Code: (813) 726-0763

    Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
     Title of Each Class                          on Which Registered
  __________________________                     _____________________
  __________________________                     _____________________

Securities registered under Section 12(g) of the Exchange Act:

                      COMMON STOCK, No par value
                           (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No

This  Form  10-KSB consists of 38 pages. Exhibits are indexed  at page 21.
____________________________________________________________________________

Check if disclosure of delinquent filers pursuant to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenues for its most recent fiscal year were $6,209,129

As of March 31, 1997, 6,990,544 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $6,365,045

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one):Yes[ ]  No  [ X ]


Forward-Looking Information

       This 10-K contains various forward-looking statements and information that are based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company's products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company's existing and future markets, the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition

                               PART I

Item 1.     Business

General

      Nicholas Financial, Inc. ("Nicholas Financial-Canada") is a Canadian holding company incorporated under the laws of British Columbia. The business activities of Nicholas Financial-Canada are conducted through its wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. ("Nicholas Financial") and Nicholas Data Services, Inc., ("NDS"). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing installment contracts ("Contracts") for purchases of used automobiles and light trucks. To a lesser extent, the Company also makes direct consumer loans and sells consumer-finance related products ("Insurance Products"). NDS is engaged in designing, developing, marketing and support of industry specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial's financing activities accounted for approximately 92.6% of consolidated revenues for the fiscal year ended March 31, 1997 and NDS's activities accounted for approximately 7.4% of such revenues.

       Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the "Company". Unless otherwise specified, all financial information herein is designated in United States currency.

      The Company's principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater Florida 34619, and its telephone number is (813) 726-0763.

Automobile Finance Business

      The Company is engaged in the business of providing financing programs, primarily on behalf of purchasers of used cars and light trucks who meet the Company's credit standards, but who do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed, the customer's job instability or credit history. Unlike traditional lenders who look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase installment sales contracts for purchases made by borrowers who do not have a good credit history and for older model and high mileage automobiles. In making decisions regarding the purchase of a particular installment sales contract the Company considers the following factors related to the borrower, current and prior job status, history in making installment payments for automobiles, current income, general credit history, prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price of the installment sales contract.

     The Company's automobile finance programs are currently conducted in Florida and Georgia only under the name Nicholas Financial, Inc. The Company currently operates ten branch offices in Florida and two branch offices in Georgia. As of March 31, 1997 the Company had non-exclusive agreements with approximately 500 dealers for the purchase of retail installment sales contracts (the "Contracts") that meet the Company's financing criteria. The dealer agreements require the dealer to originate Contracts in accordance with the Company's guidelines.

      From July 1990 through March 31, 1997, the Company had purchased over 11,174 Contracts with an initial principal amount aggregating approximately $72,354,454. The average initial principal amount of Contracts purchased by the Company was approximately $6,475, and had an average initial term of 32 months. The Contracts were purchased by the Company from automobile dealers at an average discount of approximately 12% from their initial principal amount.

     The obligors under the Contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle  plus  taxes,  title  fees and, if  applicable,  premiums  for accident and health insurance and/or credit life insurance, is generally financed over a period of 12 to 60 months. Accident and health insurance coverage enables the borrower to make required payments under the Contract in the event the borrower becomes unable to work because of illness or accident and credit life insurance pays the borrower's obligations under the Contract upon his or her death.

      The annual percentage rate ("APR") is the actual cost of borrowing money, expressed in form of the annual interest rate payable by the borrower. The APR for Contracts purchased by the Company range from 18% to 30%. As of March 31, 1997, the average APR on Contracts purchased and currently outstanding is 24% and the average discount from the initial principal amount is 10%.

      The Company purchases Contracts from the automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile, the credit worthiness of the purchaser and competitive conditions in the industry. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 5% to 30% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per
Contract purchased. Because of competitive conditions in the industry, all Contracts purchased by the Company since April 1, 1992 have been purchased from dealers without recourse against the dealer, meaning that the Company, not the dealer, bears the risk of nonpayment by the borrower under the Contract. Prior to then, some Contracts were acquired with full recourse against the dealer for nonpayment by the borrower. As of March 31, 1997, substantially all of the Company's loan portfolio consisted of Contracts that were purchased without recourse against the dealer. Although substantially all the Contracts in the Company's loan portfolio were acquired without recourse, the dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

      The Company purchases a Contract only after the Company and the automobile dealer arrive at a negotiated price for the Contract and the dealer has provided the Company with the requisite proof that the vehicle is properly titled, that the Company has a perfected first priority lien on the financed vehicle, that the customer has obtained the required collision insurance naming the Company as loss payee, that the installment salescontract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract through maturity.

      The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as a loss payee, in an amount not less than the value of the vehicle, with a deductible of not more than $500. The Company does not offer collision insurance. The Company offers purchasers of vehicles certain other insurance products. These products are offered on behalf of the Company by the automobile dealer, typically at the time of sale, and consist of a roadside assistance plan, mechanical breakdown protection plan, credit life insurance, credit accident and health insurance and credit property insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract. As of March 31, 1997, less than 4% of the borrowers under Contracts in the Company's loan portfolio had elected to purchase insurance products offered by the Company.

Direct Consumer Loans

      Although the Company is licensed to make small direct consumer loans up to $25,000, the average loan made to date by the Company had an initial principal balance of $2,327. The Company does not expect the average loan size to increase significantly within the foreseeable future and does not presently intend to make loans at the maximum size permitted under its license. The Company offers loans primarily to borrowers under the Contracts previously purchased by the Company. In deciding whether or not to make a loan the Company considers the individual's credit history, job stability and income and impressions created during a personal interview with a Company loan officer. Additionally, because approximately 90% of the direct consumer loans made to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The direct consumer loan program was implemented in April 1995 and is not currently a significant source of revenue for the Company. As of March 31, 1997 loans made by the Company pursuant to its direct consumer loan program constituted approximately 2% of the aggregate principal amount of the Company's loan portfolio. As of March 31, 1997, the average APR for direct consumer loans made by the Company was 24%, with the range being from 20% to 30%.

      In connection with its direct consumer loan program the Company also offers health and accident insurance coverage and credit life insurance to borrowers. Borrowers in approximately 80% of the 432 loan transactions currently outstanding as of March 31, 1997 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the borrower.

      As of March 31, 1997, approximately 98% of the aggregate outstanding principal balance of loans in the Company's loan portfolio was comprised of Contracts purchased from automobile dealers and 2% consisted of loans made pursuant to the Company's direct loan program. The Company currently typically purchases between 200 and 400 indirect contracts each month and originates between 50 and 100 direct consumer loans each month. The Company currently operates ten branch offices in Florida and two branch offices in Georgia.

Financing Sources

     The  Company  finances  the  acquisition  of  Contracts  with its retained earnings, cash flow from the operations, loans from investors, insiders and a line of credit with a lending institution. In May of 1996 the Company expanded its line of credit to $25 million and is currently negotiating another increase in the size of the line, an extended maturity date, and other various components of its contract with BA Business Credit.

     As of March 31, 1997, The Company owed approximately $1.8 million to 11 investors who purchased notes issued by the Company. These notes bear interest at rates from 10.5 % to 12%. In most cases, the Company's obligation to repay the note is subordinated to payment of its payment obligations under the BA Business Credit line of credit.

     The BA Business Credit line of credit is secured by finance receivables and other assets of the Company. The interest rate payable by the Company on funds drawn down under the line of credit decreases as the amount drawn down increases. For the first $10 million drawn down the interest rate is 1.75% over the base prime rate as announced and published from time to time by BankAmerica. After the amount drawn down exceeds $10 million, the interest rate on the entire amount decreases to 1.25% over the base prime rate until the amount drawn down exceeds $15 million, when the rate decreases to 1.00% over such base prime rate. In addition to interest, the Company also pays a monthly fee to BA Business Credit equal to .25% of the amount available under the line of credit that has not been drawn down. As of March 31, 1997, the Company had drawn down approximately $17.7 million under the line of credit. As of that date the interest rate payable by the Company under the line of credit was 9.5%. The revolving line expires in May 1998.

Underwriting Guidelines

      The Company's typical customer is 30 years old, has a monthly gross income of $1,500 and a credit history that fails to meet the lending standards of banks and credit unions. Among the credit problems experienced by the Company's customers that resulted in a poor credit history are: unpaid revolving credit card obligations; unpaid medical bills; unpaid student loans; prior bankruptcy; and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

      Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer's background, employment, and credit history. The Company also obtains a credit report from an independent reporting service and verifies the consumer's employment and residence. In most cases consumers are interviewed by telephone by a Company application processor.

      The Company utilizes internally prepared buying guidelines that branch managers purchase Contracts under. Any contract that does not meet these guidelines must be approved by the management of the Company. The Company currently has two regional managers whose responsibility it is to manage the specific branches in a defined geographic area. Regional mangers are responsible to monitor their branches in respect to Contracts that are being purchased by the Company.

      The Company continues to utilize the Special Operations Department, ("SOD") to perform on-site audits of branch compliance with Company buying guidelines. SOD will audit Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of branch manager, previous branch audit score, historical and current branch profitability, and other intangible factors. SOD is an independent department that reports to the Accounting and Administrative Management of the Company. The Company believes that an independent review and audit of its branches that is not tied to the sales arm of the Company is imperative as it results in information that is impartial.

      The Company uses essentially the same criteria in analyzing the purchase of a Contract as it does in analyzing a direct consumer loan. Lending decisions regarding direct consumer loans are made based upon a review of the customer's loan application, credit history, job stability, income, in-person interviews with a Company loan officer and the value of the collateral offered by the borrower to secure the loan. To date, since approximately 90% of the Company's direct loans have been made to individuals whose automobiles have been financed by the Company, the customer's payment history under the automobile installment sale agreement is a significant factor in the lending decision. The decision process with respect to the purchase of Contracts is similar, however, the customer's prior payment history with automobile loans is weighted more heavily in the decision making process and the collateral value of the automobile being financed is taken into account.

      After reviewing the information included in the loan application and taking the other factors into account, Company representatives categorize the borrower using traditional credit classifications of "A", indicating high credit-worthiness, through "D", indicating lower credit-worthiness.

      In the absence of other factors, such as a favorable payment history on a Contract held by the Company, the Company generally makes direct consumer loans only to individuals rated in categories "B" or higher. Contracts are financed for individuals who fall within all four acceptable rating categories utilized, "A" through "D". Usually borrowers who fall within the two highest categories are purchasing a two to four year old, low mileage used automobile from the inventory of a new car dealer, while borrowers in the two lowest categories are purchasing an older, high mileage automobile from an independent used automobile dealer. Approximately 5% of the loans financed by the Company are with customers rated in the "A" category, 10% are rated "B", 65% are rated "C" and 20% are rated "D".

      Upon credit approval and the receipt of all required title and insurance documentation, the Company pays the dealer for the Contract. The Company typically purchases the Contract for a price that approximates the wholesale value of the automobile being financed. The amount the Company is willing to pay a dealer for a particular Contract depends upon the credit rating of the customer. The Company will pay more (e.g. purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. The discounts from the initial principal amount of Contracts purchased by the Company range from 5% to 30%. The
Company's  current  established guidelines for discounts  are  5%  for borrowers rated in the "A" category, 7.5% for those in the "B", 10% for those in the "C" categories and 15% or more for those in the "D" category. Purchases of Contracts at discounts that do not fall within the guidelines require the prior approval of the Company's senior management. Approximately 25% of the Contracts that have been purchased by the Company were purchased with discounts that do not fall within the guidelines.

Servicing and Monitoring of Contracts

      The Company requires all customers to obtain and maintain collision insurance covering damage to the vehicle. Failure to maintain insurance constitutes a default under the Contract and the Company may at its discretion, repossess the vehicle. To reduce potential loss due to insurance lapse, the Company has the legal and contractual right to force place its own collateral protection insurance policy which covers loss due to physical damage to vehicles not covered by collision insurance.

      The Company's Management Information Services personnel maintain a number of reports to monitor compliance by borrowers with their obligations under Contracts and direct loans made by the Company. These reports may be accessed on a real-time basis by management personnel, including branch office managers, at computer terminals located in the main office and each branch office. The reports include: delinquency aging reports, insurance due reports, customer promises reports, vehicle information reports, purchase reports, dealer analysis reports, static pool reports, and repossession reports.

      The delinquency report is an aging report that provides basic information regarding each account and reports accounts that are past due. The report includes information such as the account number, address of the borrower, home and work phone numbers of the borrower, original term of the Contract, number of remaining payments, outstanding balance, due dates, date of last payment, number of days past due, scheduled payment amount, amount of last payment, total past due, and special payment arrangements or agreements.

     Accounts that are less than 120 days matured are reported one day past due after their due date. After an account has matured more than 120 days, it does not show up on the delinquency report until it is 11 days past due, at which time a late charge is assessed. Once an account become 30 days past due, repossession proceedings are implemented unless the borrower provides the Company with an acceptable explanation for the delinquency and displays a willingness and ability to make the payment, and there is an agreed upon plan to return the account to current status. When an account is 60 days past due, the Company ceases amortization of the Contract and repossession proceedings are initiated. At 120 days delinquent, if the vehicle has not yet been repossessed, the account is written off. Once a vehicle has been repossessed, it no longer appears on the delinquency report. It then appears on the Company's repossession report and is sold, either at auction or to an automobile dealer.

      When an account becomes delinquent, the Company immediately contacts the borrower to determine the reason for the delinquency and to determine if arrangements for payment can appropriately be made. Once payment arrangements acceptable to the Company have been made, the information is entered in its data base and generated on a "Promises Report" which is utilized by the collection staff for account follow up.

      The Company also generates an insurance report to monitor compliance with the insurance obligations imposed upon borrowers. This report includes the account number, name and address of the borrower, information regarding the insurance carrier, summarizes the insurance coverage, identifies the expiration date of the policy, and basic information regarding payment dates and term of the Contract. This report helps the Company in identifying borrowers whose insurance policy is up for renewal or in jeopardy of being canceled. The
Company sends written notices to, and makes direct contact with, borrowers whose insurance policies are about to lapse or be canceled. If the borrower fails to provide proof of coverage within 30 days of notice, the Company has the option of purchasing insurance and adding the cost and applicable finance charges to the balance of the Contract.

       The Company prepares a repossession report that provides information regarding repossessed vehicles and aids the Company in disposing of repossessed vehicles. In addition to information regarding the borrower, this report provides information regarding the date of repossession, date the vehicle was sold, number of days it was held in inventory prior to sale, year and make and model of the vehicle, mileage, payoff amount on the Contract, NADA book value, black book value, suggested sale price, location of the vehicle, original dealer, and notes other information that may be helpful to the Company such as the condition of the vehicle.

      The Company also prepares a dealer analysis report that provides information regarding each dealer from which it purchases Contracts. This report allows the Company to analyze the volume of business done with each dealer and the terms on which it purchased Contracts from the dealer.

      The Company's policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the borrower has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the branch manager for the vicinity in which the borrower lives. Once the repossession request has been approved by the branch manager, the repossessor delivers the vehicle to an automobile dealer specified by the Company which holds it for the Company. The Company maintains relationships with several repossession firms which repossess vehicles for a fee that ranges from $100 to $300 for each vehicle repossessed. As required by Florida and Georgia law, the customer is notified by certified letter that the vehicle has been repossessed and that to retain the vehicle he must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter. The minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses of repossession incurred by the Company. If satisfactory arrangements for return of the vehicle are not made within the statutory period, the Company then sends title to the vehicle to the state title transfer department which then registers the vehicle in the name of the Company. The Company then either sells the vehicle to a dealer or has it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time the Company takes possession of a vehicle and the time it is sold by a dealer or at auction. During its most recent fiscal year, repossessed vehicles have been sold at prices that average approximately $1,000 to $1,500 less than the price paid by the Company for the Contract. When the Company determines that there is a reasonable likelihood of recovering part or all of any deficiency against the borrower under the Contract, it pursues legal remedies available to it including law suits, judgement liens and wage garnishments. Historically, the Company has recovered approximately 15% of deficiencies from such borrowers.


Marketing and Advertising


       The  Company's  Contract  marketing  efforts  are  directed  at automobile dealers. The Company attempts to meet dealers' needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its branch managers to solicit agreements for the purchase of Contracts with automobile dealers located within a radius of 25 miles of the branch office as its sole marketing activity. The branch manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising for the purchase of Contracts such as radio or newspaper advertisements.

      Currently, the primary method utilized by the Company in soliciting borrowers under its direct consumer loan program is direct mailings to individuals who have a good credit history under Contracts purchased by the Company. The Company intends to expand its solicitation of such loans when management believes its staff is adequately trained to evaluate credit risks associated with such loans.


The Industry

      The non-prime automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities, including captive finance subsidiaries of major automobile manufactures, banks, independent finance companies, and small loan companies. Many of these financial entities do not consistently provide financing to this market. Although prime borrowers represent the largest segment of the automobile financing market, there are many potential purchasers of automobiles who do not qualify as prime borrowers. Purchasers considered by the Company to be non-prime borrowers are generally unable to obtain credit from traditional sources of automobile financing. The Company believes that, because these potential purchasers represent a substantial market, there is a demand by automobile dealers with respect to financing for non-prime borrowers that has not been effectively served by traditional automobile financing sources. According to the Federal Reserve Board, as of December 31, 1996, there was approximately $377.3 billion in automobile related installment credit outstanding. The Company is unaware of any authoritative estimates of the non-prime portion of this market.

      In the past year the Company has seen several of its competitors report unexpected losses due to, but not limited to, inadequate Reserves and accounting irregularities. The Company believes the circumstances causing the industry turmoil are the result of poor reserve analysis, overall lack of responsible financial management and insufficient internal controls. The Company is confident that its static pool reserve analysis, excellent internal controls and experienced management team will continue its history of accurate and reliable financial reporting.

Computerized Information System

      The Company's operations utilize integrated computer systems developed by NDS to enhance its ability to respond to customer inquiries, to monitor the performance of its investment portfolio and the performance of individual borrowers under Contracts. All personnel are provided with instant, simultaneous access to information from a single shared database. The Company has created specialized programs to automate the tracking of loans from the point of inception. The capacity of the networking system has been expanded to include the Company's branch office locations. See the discussion under Servicing and Monitoring of Contracts for a summary of the different reports prepared by the Company.


Strategy

      The Company's business strategy is to continue its growth and to increase its profitability through greater penetration in its current markets, controlled geographic expansion into new markets and selective portfolio acquisitions. As of the date of this report, the Company has no commitments or agreements in principle with respect to any portfolio acquisitions. The Company also intends to continue its expansion through the increased origination of additional direct consumer loans. The Company believes that opportunity for growth continues to exist in the State of Florida as well as Georgia and for the foreseeable future intends to concentrate its expansion activities there.


Competition

       The consumer finance industry is fragmented and highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by the Company including banks, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources than the Company. The Company does not believe that increased competition for the purchase of Contracts will cause a reduction in the interest rate payable by the purchaser of the automobile. However, increased competition for the purchase of Contracts will enable automobile dealers to shop for the best price, thereby causing a reduction in the discount from the initial principal amount at which the Company will be able to purchase Contracts.

     The Company's target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history, the vehicle's mileage or age. The Company has been able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies which purchase automobile receivables in that market segment. Because of the daily contact that many of its employees have with automobile dealers located throughout the market areas served by it, the Company is generally aware of the terms upon which its competitors are offering to purchase Contracts. The Company's policy is to modify its terms if necessary to remain competitive. However, the Company will not sacrifice credit quality or prudent business practices in order to maintain annual growth that is expected from finance companies typical in size to the Company . The Company continues to analyze new lending programs and marketing methods which may be implemented with the objective of increasing its market share, including the possibility of offering to purchase portfolios of seasoned Contracts from dealers in bulk transactions from $50,000 to $5,000,000.

     The Company's ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of used motor vehicles. No single dealer out of the approximately 500 dealers that the Company has contractual relationships with accounted for over 5% of its business volume in the past year.


Regulation

      The Company's financing and insurance operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that must be followed by the Company in connection with the repossession of vehicles securing Contracts are regulated by the State of Florida and the State of Georgia. To date, the Company's operations have been conducted exclusively in the States of Florida and Georgia, accordingly, the laws of the State of Florida and Georgia as well as applicable federal laws, govern the Company's operations. Compliance with existing laws and regulations applicable to the Company has not had a material adverse effect on the Company's operations. Management believes that it maintains all requisite licenses and permits and is in substantial compliance with all applicable local, state and federal regulations.

     The Company has been issued a Retail Installment Seller's License and a Sales Finance Company License by the Florida Department of Banking and Finance and the Georgia Secretary of State (Business Services & Regulation). Pursuant to regulations of the State of Florida governing the Company's financing business activities, the Department of Banking and Finance conducts a review of the Company's activities, at least annually, to monitor compliance with the applicable regulations. The regulations govern, among other matters, licensure requirements, requirements for maintenance of proper records, payment of required fees to the State of Florida and the State of Georgia, maximum interest rates that may be charged on loans to finance used vehicles, and proper disclosure to customers regarding financing terms.


Employees

      The Company's executive management and various support functions are centralized at the Company's corporate headquarters in Clearwater, Florida. As of March 31, 1997 the Company employed a total of 52 persons, five of whom work for NDS and 47 of whom work in the finance activities. The Company provides health and life insurance, long-term disability insurance, dental insurance, employee stock options and a 401(k) plan for all employees. No employees are covered by a collective bargaining agreement and the Company believes it has good relations with its employees.


Item 2. Properties

      The Company rents its home office and branch office facilities. Its home office, located at 2454 McMullen Booth Road, Building C in Clearwater, Florida, consists of approximately 4,500 square feet. The Company occupies the space pursuant to a lease that commenced on July 1, 1995 and expires on June 30, 1999. The current monthly rate is $4,251, with annual increases of approximately 2.25% in each subsequent year of the lease. In the opinion of management, the current home office space is adequate to meet the needs of the Company for the foreseeable future.

      The Company's branch offices all consist of approximately 1,000 square feet and are located in shopping centers or strip malls. These offices are occupied pursuant to leases with an initial term of from one to three years at annual rates ranging from $6 to $11 per square foot.

Item 3. Legal Proceedings

      The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business none of which, in the opinion of management, will have a material effect on the Company's financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

     None

                               PART II



Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's common stock has been listed for trading on the Vancouver Stock Exchange since 1987 under the symbol "NFC.U". It is also traded on the OTC Bulletin Board under the symbol "NCFNF" since 1996.

      Holders of Common Stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefor. It has been the Company's policy to retain earnings to finance the growth of its business. Accordingly, the Company has not issued a cash dividend and has no plans to do so in the near future.

     As of March 31, 1997 the Company had not issued, and had no plans to issue, any shares of its Preferred Stock. The Preferred Stock may be issued in series with each series having such rights as to dividends and liquidation as determined by the Company's Board of Directors.


The following table reflects the high and low prices for the Company's common stock during the periods indicated as reported on the Vancouver Stock Exchange.


Price Range of Common Stock*
                                       High          Low

Year ended March 31, 1997           Cdn     U.S.  Cdn    U.S.
     First Quarter ...........      $3.55   $2.59 $2.37  $1.73
     Second Quarter...........      $4.04   $2.95 $3.01  $2.20
     Third Quarter............      $3.29   $2.40 $1.71  $1.25
     Fourth Quarter...........      $2.85   $2.05 $1.81  $1.30

                                       High          Low
Year ended March 31, 1996           Cdn     U.S.  Cdn    U.S.
     First Quarter ...........      $2.25   $1.65 $2.06  $1.50
     Second Quarter...........      $3.36   $2.50 $2.69  $2.00
     Third Quarter............      $3.55   $2.60 $2.93  $2.15
     Fourth Quarter...........      $3.30   $2.42 $2.39  $1.75


  1     As reported on the Vancouver Stock Exchange.  These prices have been converted from Canadian to U.S. Dollars at an exchange rate in effect on the date that the price disclosed was reported on the Vancouver Stock Exchange. Presently the U.S. market dominates the trading activity in the Company's shares.

  2    As of March 31, 1997 there were approximately 500 stockholders of record of the Company's Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Consolidated net income increased in fiscal year ending March 31, 1997 to $792,254 or $0.12 per share from $662,151 or $0.11 per share in fiscal year ending March 31, 1996. Earnings for the year were favorably impacted by a significant increase in the outstanding loan portfolio coupled with a marginal improvement in the cost of funds. The Company's NDS subsidiary did not contribute significantly to consolidated operations in fiscal 1997 or 1996.


The following table sets forth certain financial data:


Years Ended March 31                     1997              1996

 Average Net Finance Receivables (1)  $24,932,075      $20,004,986

 Average Indebtedness (2)              16,566,604       14,185,584

 Interest Income                        5,749,410        5,267,530

 Interest Expense                       1,656,402        1,517,181

 Net Interest Income                    4,093,008        3,750,349

____________________________________________________________________
 Gross Portfolio Yield (3)                 23.06%           26.33%

 Average Cost of Borrowed Funds (2)        10.00%           10.70%

 Net Interest Spread (4)                   13.06%           15.63%

 Net Portfolio Yield (3)                   16.42%           18.75%



(1)Average net finance receivables represent the average of net finance receivables throughout the year. Net finance receivables represents gross finance receivables less any unearned finance charges related to those receivables.

(2)Average Indebtedness represents the average outstanding borrowings under its senior credit line with BA Business Credit, subordinated debt and notes payable. Average cost of borrowed funds represents interest expense as percentage of average indebtedness.

(3)Gross portfolio yield represents total revenues as a percentage of average finance receivables. Net portfolio yield represents net interest income as a percentage of average finance receivables.

(4)Net interest spread represents the gross portfolio yield less the average cost of borrowed funds.

Fiscal 1997 compared to Fiscal 1996


Interest Income and Loan Portfolio

     Interest revenue, predominantly finance charge income, increased 9% to $5.7 million in fiscal 1997 from $5.3 million in fiscal 1996. The net finance receivable balance totaled $25.9 million at March 31, 1997, an increase of 41% from the $18.3 million at March 31, 1996. The gross finance receivable balance increased 39% to $38.7 million at March 31, 1997 from $27.8 million at March 31, 1996. The primary reason interest revenue increased was the increase in the outstanding loan portfolio offset in part by a 3% point decrease in the gross portfolio yield. The primary reason the gross portfolio yield decreased is the result of a lower effective "APR" amortizing to finance income (see discussion on pg. 13 below delinquency table). The primary reason that net finance receivables increased was the opening of two additional branch offices.

Computer Software Business

     In fiscal 1997, the revenues of NDS were $460,019 compared with fiscal 1996 revenues of $565,645, a decrease of 19%. This decrease was primarily due to a decrease in new computer installations during fiscal 1997. The operating loss for fiscal 1997 was $11,665 compared with an operating loss of $20,298 for fiscal 1996. The Company expects both operating revenues and income of NDS to remain flat.

Operating Expenses

   Operating expenses excluding provision for credit losses, interest expense and deferred compensation expense, increased to $2.8 million in fiscal 1997 from $2.5 million in fiscal 1996. This increase of 13% was primarily attributable to the opening of the two new branch offices which included additional staffing costs, capital equipment costs and related expenses. The Company has increased its work force over the last 3 years from 12 to 52 full time employees.

Interest Expense

   Interest expense increased to $1.6 million in fiscal 1997 as compared to $1.5 million in fiscal 1996. This increase was due to an increase in average outstanding borrowings from $14.2 million to $16.6 million. The effect of this increase was offset in part by a decrease in the Company's effective average cost of borrowing from 10.70% for fiscal 1996 to 10.00% for fiscal 1997. The Company receives a more favorable interest rate as average outstanding borrowings increase.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company batches its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 72 Contracts with an aggregate initial principal amount of approximately $533,000. As of March 31, 1997, the Company had 120 active pools. The Company analyzes loan pools monthly and recomputes the effective return for each pool based upon changes during the month.

  The Company pools contracts according to branch location because the branches purchase contracts in different markets located in the State of Florida and Georgia. All contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of automobiles purchased in each market.

   A pool, retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. If the reserve for credit losses is exhausted for a pool which is not fully liquidated, then a charge to income will be used to reestablish the reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are recognized as income.

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate and adjustments are made if they are determined to be necessary. As of March 31, 1997, the Company had established reserves for losses on Contracts of $4,429,231, or 11.45% of gross outstanding receivables under the Contracts. The historical default rate for Contracts purchased by the Company has been approximately 15% percent, i.e., 15% of the Contracts are never fully paid. The experience of the Company is that the longer the period of time during which the borrower has made payments under his Contract, the less likelihood there is of a default. Historically, approximately 60% percent of the losses experienced by the Company have occurred during the first third of the Contract terms.

   Because of the small number of direct consumer loans currently outstanding, a reserve for losses is established at the time the loan is made. When the volume of such loans increases, the Company intends to utilize a pooling arrangement similar to that used in connection with Contracts in establishing reserves. As of March 31, 1997, the Company had not experienced material losses under its direct consumer loan program.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                                        Year Ended              Year Ended
                                      March 31, 1997           March 31, 1996
                                     ________________         ________________
Contracts
Gross Balance Outstanding            $37,813,944              $27,250,451


                                         Dollar                    Dollar
Delinquencies                            Amount    Percent*        Amount   Percent*

30 to 59 days                        $1,398,101     3.70%      $1,346,150     4.94%
60 to 89 days                           251,663     0.67%         326,542     1.20%
90 + days                               118,680     0.31%          44,746     0.16%
                                     ___________               ___________
Total Delinquencies                  $1,768,444                $1,717,438

*Total Delinquencies as a
 percent of outstanding balance                     4.68%                     6.30%



Direct Loans
Net Balance Outstanding                $736,115                  $459,147

Delinquencies

30 to 59 days                             5,555     0.75%             321     0.07%
60 to 89 days                             2,549     0.35%           3,197     0.70%
90 + days                                 4,029     0.55%               0     0.00%
                                        _______                    _______
Total Delinquencies                     $12,133                    $3,518

Total Delinquencies as a
% of outstanding Balance                            1.65%                     0.77%



The provision for credit losses was $438,510 in fiscal 1997 as compared to $486,440 in fiscal 1996 in spite of an approximately 40% increase in gross finance receivables. This was due to the following; the Company has increased the amount of initial reserves set up at the time the Contracts are purchased by utilizing the entire amount of the discount associated with a pool of Contracts and then subsidizing that reserve by reclassifying a portion of the unearned finance charges related to that particular pool. Management believes this method more accurately estimates the overall reserve it believes will be necessary to meet the expected losses associated with that pool. As a result of estimating losses more accurately fewer pools required additional reserves that would have to be increased through the provision for credit losses. During fiscal 1997, a larger portion of unearned finance charges (at the time the contract was purchased) was reclassified to reserve for credit losses. This caused the gross portfolio yield to decrease, while the provision for credit losses was favorably impacted.

Income Taxes

   The provision for income taxes in fiscal 1997 increased 25% to $497,276 from $396,750 in fiscal 1996 as a result of higher pretax income. The Company's effective tax rate increased from 37.5% in fiscal 1996 to 38.6% in fiscal 1997.

Deferred Compensation

       Deferred compensation decreased from $266,754 in fiscal 1996 to none in fiscal 1997 primarily because compensatory stock options and warrants became fully vested in fiscal 1996.

Net Income

         As a result of the above factors, net income increased from $662,151 in fiscal 1996 to $792,254 in fiscal 1997.


Liquidity And Capital Resources

The Company's cash flows for fiscal 1997 and 1996 are summarized as follows:

                                           Fiscal          Fiscal
                                            1997            1996
                                         __________      ___________
Cash provided by (used in):
  Operations                             $1,668,044       $1,234,592
  Investing Activities -
   (primarily purchase of installment
    contracts)                           (8,119,637)      (6,128,516)

  Financing activities                    6,068,950        5,101,373
  Net increase (decrease) in cash          (382,643)         207,449


      The Company's primary use of working capital during fiscal year 1997 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's $25 million line of credit. The line of credit, which expires in June 1998, is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of March 31, 1997 the Company had approximately $7.3 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs from cash flows from operating activities.

      Net cash provided by operating activities totalled $1.7 million and $1.2 million during fiscal 1997 and 1996, respectively.

      In October 1996, the Company successfully completed a secondary common stock offering.The net proceeds from the offering of $1,969,520 were used to repay certain outstanding debt and for general corporate purposes, including future branch expansion.

      The self-liquidating nature of installment Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company's need for cash and it's ability to borrow under the terms of its line of credit. The Company believes that borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt and or additional securities in the capital markets,will be sufficient to meet its short and long-term funding needs.

  The Company is also in the process of negotiating an increase and extension in its current credit line.

Impact of Inflation

      The Company is affected by inflation primarily by increased operating costs and expenses. Inflationary pressures on operating costs and expenses have been offset by the Company's continued emphasis on tight operating and cost controls and to a lesser extent by modest increases in support rates from its software subsidiary, Nicholas Data Services. Management believes that the Company's strong balance sheet has enabled it to negotiate favorable interest rates which minimized the impact of prime rate increases.

      The Company believes that a downturn in the economy would increase the number of purchasers of automobiles financed with Contracts. During a modest downturn in economic activity more people will experience a reduction in income because of downsizing, fewer and smaller raises and the necessity of accepting lower paying jobs. In addition, it may be difficult for individuals who have over-extended themselves to meet their debt obligations and they may find it necessary to purchase used automobiles rather than new ones. Although the number of potential customers can be expected to increase during periods of slow economic activity, the number of defaults in payment obligations can also be expected to increase with a resulting increase in repossessions of vehicles securing Contracts. The Company is not able to predict whether or not the net effect of such a downturn would be favorable or unfavorable to the operating results of the Company, although the Company believes that a severe downturn in economic activities would have an adverse effect on its business.


Future Expansion

      The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of its investment portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving line of credit arrangement, either with Bank of America Business Credit or another lender. The Company is currently negotiating with several private investors and financial institutions that specialize in investing in subordinated debt. The Company believes that the addition of more debt that is subordinate to the line of credit will make it possible for the Company to continue to meet or exceed its covenants under the loan agreement with, increase the amount of funds drawn down under its line of credit and to draw down funds under the line at a faster rate. The Company also intends to continue its policy of not paying dividends and using any earnings from operations to purchase Contracts or make direct consumer loans. The Company believes that opportunity for growth continues to exist in the State of Florida and the State of Georgia and for the foreseeable future intends to concentrate its expansion activities there.

Item 7. Financial Statements

The following financial statements are filed as part of this report;

  Report of Independent Auditors..............................F - 1

  Audited Consolidated Financial Statements

  Consolidated Balance Sheets.................................F - 2
  Consolidated Statements of Income and Retained Earnings.....F - 3
  Consolidated Statements of Cash Flows.......................F - 4
  Notes to the Consolidated Financial Statements..............F - 5




Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Name                 Age     Position
______               ___     ________

Peter L. Vosotas     55      Chairman, Chief Executive Officer  and
                             President  of Nicholas Financial-Canada,
                             Nicholas Financial and NDS

Raymond Cottrell     50      Director of Nicholas Financial-Canada

Joseph G. Bowes      42      Director of Nicholas Financial-Canada

Keith A. Bertholf    41      Director of Nicholas Financial and NDS
                             and Secretary and Vice President-Operations of Nicholas Financial-Canada,
                             Nicholas Financial and NDS

Ralph T. Finkenbrink 36      Vice  President-Finance  of  Nicholas
                             Financial-Canada, Nicholas Financial
                             and  NDS

Ellis P. Hyman       58      Director of Nicholas Financial and NDS

Stephen Bragin       65      Director of Nicholas Financial and NDS


      All directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the board of Directors. Additional information regarding the directors and officers is set forth below.

      Peter L. Vosotas is the founder of the Company and majority stockholder of Nicholas Financial-Canada. He has served as Chairman, Chief Executive Officer and President of Nicholas Financial-Canada and each subsidiary since formation. Prior to forming the Company, Mr. Vosotas held a variety of Sales and Marketing positions with Ford Motor Company, GTE and AT&T Paradyne Corporation. Mr Vosotas attended the United States Naval Academy and earned a Bachelor of Science Degree in Electrical Engineering from the University of New Hampshire.

      Raymond Cottrell has served as a Director of Nicholas Financial-Canada since November 1990. Since 1987, he has been a Director and
President  of  Grey  Point  Capital, Inc., ERI  Ventures  Inc.and  ICM
Ventures, Inc., all located in Vancouver, British Columbia. Mr. Cottrell has been Executive Vice President of Biocoll Medical Corp. since September, 1994. He is a member of the Board of Directors of Golden Knight Resources, Inc., and Annex Ventures Inc.

      Joseph G. Bowes has served as a director of Nicholas Financial-Canada since June 1991. He has been a self-employed Financial
Consultant in Vancouver, British Columbia since 1990. Prior to starting his consulting firm, Mr. Bowes was Vice President, Finance and Administration and Director of Achievers International, Vancouver, B.C. Mr. Bowes is a Chartered Public Accountant and received a Masters Degree in Business Administration from the University of Western Ontario.

     Ellis P. Hyman has served as a Director of Nicholas Financial and NDS since September 1986. Dr. Hyman has been a practicing dentist in Clearwater, Florida for over fifteen years.

     Stephen Bragin has served as a Director of Nicholas Financial and NDS since May 1989. Since 1993, Mr. Bragin has been Development Director, University of South Florida, Tampa, Florida. Prior to his involvement with the University, Mr Bragin was, for 36 years, a principal in a commercial citrus business based in Clearwater, Florida. He is also a director of Curlew Gardens, Clearwater Florida, and The First National Bank of Commerce, Clearwater, Florida.

     Keith A. Bertholf has been an employee of the Company since March 1985 and held a variety of sales and marketing positions with the Company prior to his appointment as Vice President-Operations of Nicholas Financial and NDS in 1991. He has been a Director and Secretary of Nicholas Financial and NDS since 1992. Mr. Bertholf received a Bachelors Degree in Accounting from the University of Kansas.

      Ralph T. Finkenbrink has been employed by the Company since August 1988. Mr. Finkenbrink held the position of Controller prior to assuming his present duties in 1992. Prior to joining the Company, he was a staff accountant for MBI, Inc. from January 1984 to March 1985 and Inventory Control Manager for The Dress Barn, Inc. from March 1985 to December 1987. Mr. Finkenbrink received his Bachelor of Science Degree in Accounting from Mount St. Mary's University in Emmitsburg, Maryland.


Item 10. Executive Compensation

Executive Officers

      The following table sets forth a summary of compensation paid by the Company to its Chief Executive Officer. There are no other officers who received compensation exceeding in the aggregate $100,000.

                      Summary Compensation Table
                       (stated in U.S. dollars)

                                                                   Securities
                                                                   Underlying
Name and Position        Year         Salary        Bonus            Options
___________________      ____         _______       _____            _______

Peter L. Vosotas         1997         $98,000       $12,500          100,000
 Chief Executive Officer 1996         $98,000       $21,864          100,000
 and Director            1995         $88,000       $23,900          100,000


     Option Grants During The Most Recently Completed Fiscal Year



                                    % Of Total                     Market Price
                                      Options                     Of Securities
                       Options       Granted To     Exercise Or    Expiration
Name of Executive   Granted To All    Employees      Underlying    Options On Date  Expire
Granted Officer           (#)       In Fiscal Year   ($/SHARE)   Of Grant($/SHARE)   Date
_________________   ______________  ______________  ___________  _________________  ______
                         none


     There are no other plans in effect pursuant to which cash or non-cash compensation was paid or distributed to the executive officers during the most recent fiscal year or pursuant to which compensation is proposed to be paid or distributed in a subsequent year.

      The only other benefit plans offered at the present time are health and life insurance, long-term disability insurance, dental insurance, and a 401(k) plan. All of these plans are available to all full-time employees on a non-discriminatory basis.

      The current policy of the Company is to compensate directors who are not officers $400 for attending each director's meeting and in addition directors are awarded annually, options to purchase 2,000 shares of common stock at the current market price. The options have a term of two years. Directors are reimbursed for related out-of-pocket expenses of attending meetings.

Item   11.  Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      The following table sets forth certain information regarding the Common Stock owned on March 31, 1997, by (1) any person (including any "group") who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (2) each director and officer, and
(3) all officers and directors as a group.


Name and Address                Shares Owned      Percentage

Peter L. Vosotas
2454 McMullen Booth Road
Clearwater, FL 34619            3,333,500 (1)          40.14%

Keith A. Bertholf
2454 McMullen Booth Road
Clearwater, FL 34619              160,800 (2)           1.94%

Ralph T. Finkenbrink
2454 McMullen Booth
Clearwater, Fl. 34619              23,400 (3)               *

Joseph Bowes
1826 W. 63rd. Avenue
Vancouver, B.C. V6P-2J1             5,000 (4)               *

Raymond Cottrell
2250-650 W. Georgia St.
Vancouver, B.C., V6B-4N7            5,000 (5)               *

Dr. Ellis Hyman
2454 McMullen Booth Road
Clearwater, FL 34619              252,977 (6)           3.05%

Stephen Bragin
2454 McMullen Booth Road
Clearwater, FL 34619              157,708 (7)           1.90%

William G. Taylor
104 E. Springs St.
Lancaster, S.C 29721              194,118               2.42%


All directors and officers
 as a group (6 persons)         4,132,503 (8)          51.45%

*  Represents less than 1% of the outstanding Common Stock.

(1) Includes 100,000 shares issuable upon exercise of certain options and 1,000,000 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1997.

(2) Includes 56,000 shares issuable upon exercise of certain options exercisable within 60 days of March 31, 1997.

(3) Includes 23,400 shares issuable upon exercise of certain options exercisable within 60 days of March 31, 1997.

(4)Includes 5,000 shares issuable upon exercise of certain options exercisable within 60 days of March 31, 1997.

(5) Includes 5,000 shares issuable upon exercise of certain options exercisable within 60 days of March 31, 1997.

(6) Includes 72,727 shares issuable upon conversion of Notes exercisable within 60 days of March 31, 1997.

(7) Includes 75,400 shares issuable upon exercise of certain options and conversion of Notes exercisable within 60 days of March 31, 1997.

(8)                              Includes  1,314,127  shares  issuable
  upon   exercise  of  certain  options,  warrants  and   compensation
  arrangements exercisable within 60 days of March 31, 1997.


Item 12.  Certain Relationships and Related Transactions

   In April 1996, Dr. Ellis Hyman agreed to subordinate $200,000 of debt at 12% interest with quarterly interest payments only. The entire principal balance plus accrued interest is due on April 20, 2000.

Item 13. Exhibits and Reports on Form 8-K

Insert # 1

    (a)  Exhibits

3.1 Articles of Incorporation and By-Laws

    Incorporated by reference to the Company's Form 10-SB. File No. 0-
    26680

4.1 Stock Certificate

    Incorporated by reference to the Company's Form 10-SB. File No. 0-
    26680

10.1.1 Loan and Security Agreement dated March 31, 1993 between BA Business Credit, Inc. and Nicholas Financial, Inc.

    Incorporated by reference to the Company's Form 10-SB. File No. 0-
    26680

10.1.2 Loan Modification Agreement dated January 14, 1994

    Incorporated by reference to the Company's Form 10-SB. File No. 0-
    26680

10.1.3 Temporary Line Increase Agreement dated Mach 28, 1994

    Incorporated by reference to the Company's Form 10-SB. File No. 0-
    26680

10.1.4 Second Loan Modification Agreement dated June 3, 1994

    Incorporated by reference to the Company's Form 10-SB. File No. 0-
    26680

10.1.5 Amendment No. 3 to Loan Agreement dated July 5, 1994

    Incorporated by reference to the Company's Form 10-SB. File No. 0-
    26680

10.1.6 Amendment No. 4 to Loan Agreement and Security Agreement

    Incorporated by reference to the Company's Form 10-SB. File No. 0-
    26680

10.1.7 Fifth Loan Modification Agreement dated July 13, 1995

    Incorporated by reference to the Company's Form 10-KSB

10.1.8 Sixth Loan Modification Agreement dated May 13, 1996

    Incorporated by reference to the Company's Form 10-QSB

11.    Statement re: Computation of per share earnings

16.1 Letter on Change in Certifying Accountants

    Incorporated by reference to the Company's Form 10-SB. File No. 0-
    26680

21.1Registrant's Subsidiaries

     (b)   The  Company  filed a Form 8K dated  January  29,  1997  in
connection        with       the       announcement        of        a
portfolio acquisition . The form 8K disclosed information pursuant  to
Item 5 of Form 8K.

27          Financial Data Schedule

                                 Nicholas Financial,Inc.
                                       Exhibit 11

                    Schedule for Computation of Earnings Per Share


                                                    Fiscal Year Ended
                                                         March 31
                                                    1997             1996
                                                    ---------------------
Net Income                                          $792,254     $662,151
                                                    =====================

Weighted average number of common
 shares outstanding during the period              6,404,764    5,813,438

Add: Primary common equivalent shares
 determined using the "treasury stock"
 method representing shares issuable upon
 exercise of stock options and warrants              198,062      224,282
                                                  -----------------------
Weighted average number fo shares used
 in Primary EPS calculation                        6,602,826    6,037,720
                                                  =======================

Add: Fully Diluted common equivalent
 shares determined using the "treasury
 stock" method representing shares
 issuable upon exercise of stock options
 and warrants                                        247,167      490,177
                                                  -----------------------
Weighted average number of shares used
 in Fully Diluted EPS calculation                  6,651,931    6,303,615
                                                  =======================

Primary Earnings Per Share                             $0.12        $0.11
                                                  =======================
Fully Diluted Earnings Per Share                       $0.12        $0.11
                                                  =======================


                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NICHOLAS FINANCIAL, INC.


Dated: June 26, 1997
                                   /s/ Peter L. Vosotas
                                   ----------------------------
                                   Peter L. Vosotas



      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date


/s/ Peter L. Vosotas          President and            June  26,1997
-----------------------
Peter L. Vosotas              Director



/s/ Ralph T. Finkenbrink      Principal                June  26,1997
-------------------------
Ralph T. Finkenbrink          Financial Officer



/s/ Raymond Cottrell          Director                 June  26,1997
------------------------
Raymond Cottrell



/s/ Joseph G. Bowes           Director                 June  26,1997
------------------------
Joseph G. Bowes

                    Nicholas Financial, Inc.

                Consolidated Financial Statements


               Years ended March 31, 1997 and 1996




                            Contents

Report of Independent Auditors................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets...................................F-2
Consolidated Statements of Income and Retained Earnings.......F-3
Consolidated Statements of Cash Flows.........................F-4
Notes to the Consolidated Financial Statements................F-5

                 Report of Independent Auditors

To the Board of Directors of
Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nicholas Financial, Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG, LLP


May 7, 1997

                    Nicholas Financial, Inc.

                   Consolidated Balance Sheets

                                                       March 31
                                                 1997            1996
                                           _______________   _____________

Assets
Cash                                           $   108,148     $   490,791
Finance receivables, net                        25,923,091      18,326,784
Accounts receivable                                 32,224          25,154
Prepaid expenses and other assets                  363,571         292,857
Property and equipment, net                        182,341         180,417
Deferred income taxes                              411,367         485,798
                                               -----------     -----------
Total assets                                   $27,020,742     $19,801,801
                                               ===========     ===========
Liabilities
Line of credit                                 $17,680,594     $13,130,365
Notes payable-related party                      1,756,095       2,226,533
Accounts payable                                 1,274,024         851,258
Deferred revenues                                  174,014         188,894
Income taxes payable                                72,927         122,082
Other liabilities                                   27,810          28,804
                                               -----------     -----------
                                                20,985,464      16,547,936

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
 authorized; none issued and outstanding                 -               -
Common stock, no par: 20,000,000 shares
 authorized; 6,990,544 and 5,838,339 shares
 issued and outstanding, respectively            3,713,210       1,724,051
Retained earnings                                2,322,068       1,529,814
                                               -----------     -----------
                                                 6,035,278       3,253,865
                                               -----------     -----------
Total liabilities and shareholders' equity     $27,020,742     $19,801,801
                                               ===========     ===========


See accompanying notes.

                    Nicholas Financial, Inc.

     Consolidated Statements of Income and Retained Earnings


                                                 Year ended March 31
                                                 1997           1996
                                            -------------   -------------

Revenue:
 Interest income on finance receivables       $5,749,410      $5,267,530
 Sales                                           459,719         565,645
                                              ----------      ----------
                                               6,209,129       5,833,175
Expenses:
 Cost of sales                                    98,833         140,786
 Marketing                                       248,482         216,198
 Administrative                                2,391,945       2,060,251
 Provision for credit losses                     438,510         486,440
 Deferred compensation expense                                   266,754
 Depreciation and amortization                    85,427          86,664
 Interest expense                              1,656,402       1,517,181
                                              ----------      ----------
                                               4,919,599       4,774,274
                                              ----------      ----------
Operating income before income taxes           1,289,530       1,058,901

Income tax expense (benefit):
 Current                                         422,845         550,346
 Deferred                                         74,431        (153,596)
                                              ----------      ----------
                                                 497,276         396,750
                                              ----------      ----------
Net income                                       792,254         662,151

Retained earnings, beginning of year           1,529,814         867,663
                                              ----------      ----------
Retained earnings, end of year                $2,322,068      $1,529,814
                                              ==========      ==========

Net income per common and common equivalent
 share                                             $0.12           $0.11
                                              ==========      ==========


Weighted average number of common and common
 equivalent shares                             6,602,826       6,037,720
                                              ==========      ==========

See accompanying notes.

                    Nicholas Financial, Inc.

              Consolidated Statements of Cash Flows


                                                Year ended March 31
                                                 1997           1996
                                            -------------   -------------

Cash flows from operating activities
Net income                                     $  792,254      $  662,151
Adjustments to reconcile net income to net
cash flows provided
 by operating activities:
  Depreciation of property and equipment           82,897          73,562
  Provision for credit losses                     438,510         486,440
  Amortization of intangible assets and            22,157          42,502
deferred loan costs
  Deferred compensation expense                         -         266,754
  Deferred income taxes                            74,431        (153,196)
  Changes in operating assets and
liabilities:
   Accounts receivable                             (7,070)          2,838
   Prepaid expenses and other assets              (92,871)        (67,208)
   Deferred revenues                              (14,880)         48,356
   Accounts payable                               422,765           9,986
   Other liabilities                                 (994)       (147,367)
   Income taxes payable                           (49,155)          9,774
                                                ----------      ---------
Net cash provided by operating activities       1,668,044       1,234,592

Investing activities
Increase in finance receivables, net of
 principal collected                           (8,034,817)     (6,033,139)
Purchase of property and equipment                (84,820)        (67,377)
Increase in deferred loan costs                         -         (28,000)
                                                ---------       ---------
Net cash used by investing activities          (8,119,637)     (6,128,516)

Financing activities
Repayment of notes payable-related party and
 line of credit borrowings                       (470,438)     (5,670,031)
Proceeds from notes payable-related party and
 line of credit borrowings                      4,550,229      10,700,000
Proceeds from sale of the Company's common
 stock                                          1,989,159          71,404
                                                ---------       ---------
Net cash provided by financing activities       6,068,950       5,101,373
                                                ---------       ---------
Net increase (decrease) in cash                  (382,643)        207,449
Cash, beginning of year                           490,791         283,242
                                                ---------       ---------
Cash, end of year                                $108,148        $490,791
                                                =========       =========

See accompanying notes.

                    Nicholas Financial, Inc.

         Notes to the Consolidated Financial Statements

                         March 31, 1997


1. Organization

Nicholas Financial, Inc. (NFI, Canada) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (NDSI) and Nicholas Financial, Inc. (NFI). NDSI is engaged principally in the development, marketing and support of computer application software. NFI is engaged principally in providing installment sales financing. Both NDSI and NFI are based in Florida, U.S.A.

2. Accounting Policies

Consolidation

The consolidated financial statements include the accounts of NFI, Canada and its wholly-owned subsidiaries, NDSI and NFI, collectively referred to as the Company. All intercompany transactions and balances have been eliminated.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of property and equipment is computed using the straight-line method (accelerated method for assets acquired prior to April 1, 1994) over the estimated useful lives of the assets as follows:

          Automotive                            3 years
          Equipment                             5 years
          Furniture and fixtures                7 years
          Leasehold improvements             Lease term

Allowance for Loan Losses

The allowance for loan losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). In addition to the allowance for loan losses, a nonrefundable dealer reserve has been established using unearned interest and dealer discounts to absorb future credit losses. To the extent actual credit losses exceed these reserves, a bad debt provision is recorded and to the extent credit losses are less than the reserve, the reserve is accreted into income as an adjustment to the interest yield over the term of the underlying finance receivables.

Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Deferred Loan Costs

The Company defers costs related to obtaining its own financing .
Such costs are charged to operations as an adjustment of interest expense over the life of the related financing.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the use of an asset and liability approach for financial accounting and reporting.

Revenue Recognition

Revenues resulting from the sale of hardware and software are recognized upon delivery of the goods. Revenues from software support maintenance and lease agreements are recognized pro rata over the life of the agreements. The unamortized amounts are included in the caption "deferred revenues."

Interest income on finance receivables is recognized using the interest (actuarial) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

Earnings Per Share

Earnings per share is calculated using the weighted average number of common shares outstanding during the year, adjusted for the dilutive effect of stock options and warrants and is the same on both a primary and fully-diluted basis. Supplementary earnings per share data described in Accounting Principles Board NO. 15 (Computing Earnings Per Share) is not materially different from the earnings per share which is presented.

Stock Option Accounting

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) , effective for accounting years beginning after December 10, 1995. FAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." (APB 25) , and related interpretations in accounting for its stock option grants.

Financial Instruments

The Company's financial instruments consist of accounts receivable, finance receivables, line of credit, notes payable-related party and accounts payable. For each of these financial instruments, the carrying value approximates its fair value.

The Company's financial instruments that are exposed to concentrations of credit risk are primarily finance receivables, which are concentrated in the States of Florida and Georgia. The Company provides credit during the normal course of business and performs ongoing credit evaluations of it customers. The Company maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. The Company perfects a primary interest in all vehicles financed as a form of collateral.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 1997 and 1996 was $472,000 and $540,167, respectively. Cash paid for interest for the years ended March 31, 1997 and 1996 was $1,641,060 and $1,447,437, respectively.


3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:


                                          1997           1996
                                      ------------    -----------
     Finance receivables, gross        $38,687,652    $27,814,597
     contract
     Less:
      Unearned interest                 (8,335,330)    (6,412,953)
                                       -----------    -----------
                                        30,352,322     21,401,644

        Nonrefundable dealer reserve    (3,253,513)    (2,229,571)
        Allowance for credit losses     (1,175,718)      (845,289)
                                       -----------    -----------
        Finance receivables, net       $25,923,091    $18,326,784
                                       ===========    ===========


The terms of the receivables range from 6 to 60 months and bear a weighted average effective interest rate of 25% for both 1997 and 1996, respectively.

4. Property and Equipment

                                                    Accumulated      Net Book
                                           Cost     Depreciation       Value
                                    -------------------------------------------
     1997
     Automotive                        $119,159          $90,515      $28,644
     Equipment                          255,079          151,710      103,369
     Furniture and fixtures              87,290           51,386       35,904
     Leasehold improvements              59,392           44,968       14,424
                                    -------------------------------------------
                                       $520,920         $338,579     $182,341
                                    ===========================================

     1996
     Automotive                        $118,246         $ 64,740     $ 53,506
     Equipment                          203,586          117,114       86,473
     Furniture and fixtures              76,708           42,676       34,032
     Leasehold improvements              40,227           33,820        6,406
                                    -------------------------------------------
                                       $438,767         $258,350     $180,417
                                    ===========================================

5. Line of Credit

The Company has a $25,000,000 line of credit facility (the Line) with BA Business Credit, Inc. which expires on June 3, 1998. Borrowings under the Line bear interest at the Bank of America prime rate plus 1.25% and 1.00%, when the outstanding balance exceeds $10,000,000 and $15,000,000, respectively (9.25% at
March 31, 1997). Pledged as collateral for this credit facility are all of the assets of NFI and the unconditional guarantee of NDSI, NFI, Canada, and Peter L. Vosotas, a shareholder.


6. Notes Payable-Related Party

Notes payable to shareholders, directors and individuals related thereto at March 31:

                                                      1997            1996
                                                  --------------   -------------
     Notes payable, unsecured, with interest
     at varying rates up to 12%, quarterly
     and semiannual interest payments and
     various principal payments due through
     June 2000, subordinated to the Line. The
     notes are convertible at the option of
     the holder, into common shares at prices
     from $2.00 to $2.75 per share.                $1,500,000        $1,800,000

     Note payable, unsecured, interest at
     12%, quarterly principal and interest
     payments due through March 1997.                       -           150,000

     Notes payable, unsecured interest at
     12%, quarterly interest due through May
     1998, at which time the entire balance
     and unpaid interest is due, subordinated
     to the Line.                                     233,341           233,341

     Note payable, unsecured, interest at
     12%, quarterly principal and interest
     payments due through March 1997.                       -            18,495

     Note payable, unsecured, interest at
     12%, quarterly interest payments due
     through August 1997, at which time the
     entire principal balance and unpaid
     interest is due.                                   22,754           24,697
                                                   ------------     -------------
                                                    $1,756,095       $2,226,533
                                                   ============     =============

Maturities of notes payable are summarized as follows:

     Year ending March 31

     1998                                          $1,356,095
     1999                                             200,000
     2000                                             200,000
                                                 --------------
                                                   $1,756,095
                                                 ==============

The company incurred interest expense on the above notes of $250,859 and $260,547 for the years ended March 31, 1997 and 1996, respectively.

7. Income Taxes


The provision for income taxes reflects an effective tax rate which differs from the corporate tax rate for the following reasons:


                                                1997          1996
                                            --------------------------
Combined basic Canadian federal and
 provincial income tax rate                      45.34%        45.34%
                                             ========================
 Income before income taxes                  $1,289,530    $1,058,901
                                             ========================
 Provision for income taxes based on above
  rate                                       $  584,673    $  480,106
 Increase (decrease) resulting from:
  NDSI's income taxed at lower (U.S.) rates     (94,431)      (88,718)
  Other                                           7,034         5,362
                                             ------------------------
                                             $  497,276    $  396,750
                                             ========================

The Company's deferred tax assets consist of the following as of:

                                                   March 31
                                               1997        1996
                                          -----------------------
  Allowance for credit losses not           $227,000     $309,000
  deductible for tax purposes
 Deferred compensation related to stock
  options and warrants                       157,000      157,000
  Other items                                 27,367       19,798
                                          -----------------------
                                            $411,367     $485,798
                                          =======================


NFI, Canada has income tax loss carryforward balances of approximately Cdn$242,000 (1996-Cdn$251,000) which are available to reduce future taxable income and which expire as follows:


     1998                                        Cdn$24,000
     1999                                            32,000
     2000                                            82,000
     2001                                            51,000
     2002                                            21,000
     2003                                            13,000
     2004                                            19,000
                                               -------------
                                                Cdn$242,000
                                               =============

For the years ended March 31, 1997 and 1996, the Company would have recorded deferred tax assets of approximately $66,000 and $71,000, respectively, due primarily to these Canadian income tax loss carryforwards. The assets, however, are offset entirely by a valuation allowance due to the relative uncertainty surrounding the realization of the assets.


8. Shareholders' Equity

Changes in the outstanding common stock during the years are as follows:


                                                Number        Common
                                              of Shares        Stock
                                           -------------  -------------
  Balance at March 31, 1995                   5,774,539     $1,385,893

  Changes in 1996:
    Issued for cash on exercise of options       39,800         35,004
    Issued in connection with note payable       20,000         28,000
    Issued for services rendered                  4,000          8,400
    Deferred compensation expense                     -        266,754
                                            ------------   ------------
  Balance at March 31, 1996                   5,838,339      1,724,051

  Changes in 1997:
    Issued for cash on exercise of options       50,000         19,639
    Issued in connection with secondary
     offering                                 1,102,205      1,969,520
                                            ------------   ------------
  Balance at March 31, 1997                   6,990,544     $3,713,210
                                            ============   ============



The Company has a warrant outstanding entitling a director to purchase 1,000,000 common shares at Cdn$2.55 until June 3, 1999.
At March 31, 1997, the warrant was fully exercisable.

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 442,000 shares of common stock were reserved for issuance as of March 31, 1997. Options currently granted by the Company generally vest over a five year period.

The Company has elected to follow APB 25 , and related Interpretations in accounting for its employee stock options because , as discussed below, the alternative fair value accounting provided for under FAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Certain previously granted options and warrants had exercise prices that were less than the market price of the underlying stock and the Company has recorded compensation expense for these options and warrants. Compensation related to stock options and warrants is measured at the grant date. The difference between market value of the options and warrants, at time of issuance, and their exercise price is charged to compensation expense over the options and warrants vesting periods. The Company has recognized $266,754 as compensation expense in 1996, (none in 1997), relating to compensatory options and warrants.

The Company accounts for stock option and warrant cancellations by reversing, in the year canceled, amounts recognized as expense in previous years and reducing capital in excess of par value. The Company also reduces deferred compensation expense and capital in excess of par value by the amount of the remaining unamortized deferred compensation expense which relate to the canceled stock options and warrants. As a result of cancellations in 1996, the Company recorded a reduction in previously expensed compensation of $89,116, which is included within the $266,754 expense above.

Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively; risk-free interest rates of 6.63% and 6.25; no dividends; volatility factors of the expected market price of the Company's common stock of 0.443 and 0.398 and a weighted-average expected life of the option of five years for both periods.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuations models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options and warrants, and because changes in the subjective input assumptions can materially effect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the option and warrant's vesting period. The Company's pro forma information follows:

                              1997           1996
Pro forma net income        $777,288        $34,826
Pro forma net income
 per share                     $0.12          $0.01

The following table reflects activity within the SIP for the years noted:

                                  1997                     1996
                                  ----                     ----
                                      Weighted                 Weighted
                           Options     Average      Options     Average
                               and    Exercise          and    Exercise
                          Warrants       Price     Warrants       Price
                        ----------   ---------    ---------   ---------
Outstanding-beginning
  of year                1,438,071       $1.68      396,700       $0.93
Granted                    144,000       $1.93    1,101,571       $1.89
Exercised                  (50,000)      $0.56      (39,800)      $0.88
Canceled/expired           (90,071)      $1.91      (20,400)      $1.21

Outstanding- end of
 year                    1,442,000       $1.71    1,438,071       $1.68

Exercisable at end
 of year                 1,242,200       $1.72    1,348,382       $1.71
Weighted-average
fair value of
options granted
during the year                          $0.89                    $1.18


11. Commitments

The Company leases its corporate office and sales offices under operating lease agreements expiring prior to March 31, 2000 which provide for annual minimum rental payments as follows:


     Year ending March 31

     1998                                         $134,566
     1999                                          103,225
     2000                                           37,323
                                                 ----------
                                                  $275,114
                                                 ==========

Rent expense for the years ended March 31, 1997 and 1996 was $131,934 and $106,575, respectively.

12. Segmented Information

Substantially all of the Company's operations are in the United
States. The industry segments are as follows:

                                          Computer
                                         Application
                             General      Software
                           Financing     and Support     Corporate         Total
                          -------------------------------------------------------
    1997
    Revenue               $5,749,110       $460,019       $      -    $6,209,129
    Operating (loss)
     profit                1,314,943        (11,665)       (13,748)    1,289,530
    Identifiable assets   26,846,877        171,588          2,277    27,020,742
    Capital expenditures      84,820              -              -        84,820
    Depreciation and
     amortization             55,975         29,452              -        85,427

    1996
    Revenue                 $5,267,530     $565,465       $      -    $5,833,175
    Operating (loss)
     profit                  1,088,188      (20,298)        (8,989)    1,058,901
    Identifiable assets     19,626,132      174,645          1,024    19,801,801
    Capital expenditures        67,377            -              -        67,377
    Depreciation and
     amortization               42,456       44,208              -        86,664
