Form 10QSB
period 1996-12-31
NICHOLAS FINANCIAL INC
filed 1997-07-21
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 1996


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

Indicate  by check mark whether the registrant (1) has filed
all reports          required  to be filed by Section 13  and
15(d)  of  the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject
to  such  filing requirements for the past 90 days.  Yes   X
No ____.


 As of January 31, 1997 there were 6,990,544 shares of common stock outstanding

 This Form 10-QSB consists of 17 pages. Exhibits are indexed at page 16.

                    Nicholas Financial, Inc.

                            Form 10-QSB

                               Index


Part I. Financial Information

Page

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheet as of December 31, 1996......3

  Condensed Consolidated Statements of Income for the three and nine months ended December 31, 1996 and 1995.....................4

  Condensed Consolidated Statements of Cash Flows for the
   nine months ended December 31, 1996 and 1995.....................5

  Notes to the Condensed Consolidated Financial Statements..........6

  Item 2. Management's Discussion and Analysis of the Financial
   Condition and Results of Operations..............................8

Part II. Other Information

  Item 1. Legal Proceedings........................................14

  Item 2. Changes in Securities....................................14

  Item 3. Defaults upon Senior Securities..........................14

  Item 4. Submission of Matters to a Vote of Security Holders......14

  Item 5. Other Information........................................14

  Item 6. Exhibits and Reports on Form 8-K.........................14

  Signatures.......................................................15

  Index of Exhibits................................................16

  Exhibit 1.1- Statement Regarding Computation
   of Per Share Earnings...........................................17

                     Nicholas Financial, Inc.

              Condensed Consolidated Balance Sheet

                           (Unaudited)

                                                      December 31,
                                                          1996
                                                    -------------
Assets
Cash                                                    $188,785
Accounts receivable                                       19,433
Finance receivables, net                              21,225,550
Prepaid expenses and other assets                        312,961
Deferred income taxes                                    343,715
Property and equipment, net                              194,911
Prepaid income taxes                                     137,114
Deferred loan costs                                        5,625
                                                    -------------
Total assets                                         $22,428,094
                                                    =============
Liabilities
Line of credit                                       $13,755,594
Notes payable - related party                          1,756,095
Deferred revenues                                        203,221
Accounts payable                                         675,270
Other liabilities                                        227,375
                                                    -------------
                                                      16,617,555
                                                    -------------
Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized;                                                    -
none issued and outstanding
Common stock, no par: 20,000,000 shares
authorized; 6,990,544  shares issued and
outstanding                                            3,712,003

Retained earnings                                      2,098,536
                                                    -------------
                                                       5,810,539
                                                    -------------
Total liabilities and shareholders' equity           $22,428,094
                                                    =============


See accompanying notes.

                     Nicholas Financial, Inc.

            Condensed Consolidated Statements of Income

                            (Unaudited)

                                   Three months endedNine months ended
                                     December 31                December 31
                                 1996          1995         1996         1995
                             --------------------------------------------------

Revenue:
Interest income on
 finance receivables          $1,344,454   $1,363,638     $4,192,414   $3,801,948
Sales                            112,301      145,822        349,613      435,930
                             -----------------------------------------------------
                               1,456,755    1,509,460      4,542,027    4,237,878
Expenses:
Cost of sales                     23,053       36,779         70,609      102,008
Marketing                         59,708       56,015        181,122      149,495
Administrative                   602,004      535,318      1,725,467    1,558,626
Provision for credit losses      177,000      177,673        363,121      297,437
Deferred compensation expense    (29,347)        (479)           600      128,349
Depreciation and amortization     20,843       22,719         63,030       75,060
Interest expense                 395,867      411,177      1,214,469    1,120,059
                             -----------------------------------------------------
                               1,249,128    1,239,202      3,618,418    3,431,034
                             -----------------------------------------------------
Operating income before
income taxes                     207,627      270,258        923,609      806,844

Income tax expense (benefit):
Current                          (77,033)     187,470        212,804      445,706
Deferred                         159,113      (88,710)       142,083     (137,861)
                            ------------------------------------------------------
                                  82,080       98,760        354,887      307,845
                            ------------------------------------------------------
Net Income                      $125,547     $171,498       $568,722     $498,999
                            ======================================================

Primary Earnings per Share         $0.02        $0.03          $0.09        $0.09
                            ======================================================
Fully Diluted Earnings
   per Share                       $0.02        $0.03          $0.09        $0.08
                            ======================================================
Weighted average number
of  common and common
 equivalent shares - Primary   7,017,927    6,097,587      7,017,927    6,097,587
                            ------------------------------------------------------
Weighted average number of
  common and common equivalent
  shares - Fully Diluted       7,017,927    6,250,674      7,017,927    6,250,674
                            ------------------------------------------------------


See accompanying notes.

                     Nicholas Financial, Inc.

           Condensed Consolidated Statements of Cash Flows

                             (Unaudited)

                                        Nine months ended December 31
                                            1996           1995
                                       ------------------------------
Operating activities
Net income                                $568,722        $498,999
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
Depreciation of property and equipment      60,500          63,500
Provision for credit losses                363,121         297,437
Amortization of intangible assets
  and deferred loan costs                   16,534          11,560
Deferred compensation expense                  600         128,349
Deferred income taxes                      142,083        (137,861)

Changes in operating assets
  and liabilities:
Accounts receivable                          5,721            (327)
Prepaid expenses and other assets          (42,261)       (261,090)
Deferred revenues                           14,327          57,542
Accounts payable                          (175,988)       (503,348)
Other liabilities                          198,569         291,898
Prepaid income taxes                      (137,114)              -
Income taxes payable                      (122,082)         27,534
                                       ----------------------------
-Net cash provided by operating
  activities                               892,732         474,193

Investing activities
Increase in finance receivables,
    net of principal collected          (3,261,887)     (5,424,432)
Purchase of property and equipment         (74,994)        (56,947)
Increase in deferred loan costs                  -          (6,805)
                                       ----------------------------
-Net cash used by investing activities   (3,336,881)    (5,488,184)

Financing activities
Net proceeds from notes payable-
 related party and line of
 credit borrowings                         154,791       4,865,514
Proceeds from sale of the
  Company's common stock                 1,987,352          57,794
                                       ---------------------------
-Net cash provided by financing
  activities                             2,142,143       4,923,308
                                       ---------------------------
-Net decrease in cash                    (302,006)         (90,683)

Cash, beginning of period                  490,791         283,342
                                       ----------------------------
-Cash, end of period                      $188,785        $192,659
                                       =============================

See accompanying notes.

                     Nicholas Financial, Inc.

   Notes to the Condensed Consolidated Financial Statements

                          (Unaudited)

                       December 31, 1996




1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in
Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

2. Earnings Per Share

Net Income per share is based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options and warrants. Supplementary earnings per share data described in APB 15 is not materially different from the net income per share which is presented.

3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:

    Finance receivables, gross contract     $31,589,307
    Less:
       Unearned interest                     (6,755,188)
                                           -------------
                                             24,834,119
       Nonrefundable dealer reserves         (2,682,010)
       Allowance for credit losses             (926,559)
                                           -------------
       Finance receivables, net             $21,225,550
                                           =============

The terms of the receivables range from 6 to 60 months and bear a weighted average effective interest rate of 25%.

4. Line of Credit

The Company has a $25,000,000 line of credit facility (the
Line) with BA Business Credit, Inc. which expires on June 3, 1998. Borrowings under the Line bear interest at the Bank of America prime rate plus 1.25% and 1.00%, when the outstanding balance exceeds $10,000,000 and $15,000,000, respectively (9.5% at December 31, 1996). If the outstanding balance falls below $10,000,000 the Line bears interest at the Bank of America prime rate plus 1.75%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and the unconditional guarantee of it's subsidiaries, Canadian parent and Peter L. Vosotas the majority shareholder.


5. Notes Payable - Related Party

Notes payable related party consisted of the following:


Notes payable, unsecured, with interest at
varying rates up to 12%, quarterly and semiannual
interest payments due through June 1998, at which time
the entire principal balance and unpaid interest is
due, subordinated to the Line. The notes are
convertible at the option of the holder,
into common shares at  $2.00 per share.                    $1,300,000

Note payable, unsecured, interest at 12%,
quarterly interest due through April 2000, at which
time the entire balance and unpaid interest is due,
subordinated to the Line. The note is convertible at
the option of the holder into common shares at
$2.75 per share.                                              200,000

Notes payable, unsecured interest at 12%,
principal and interest due through May 1998.                  233,341

Note payable, unsecured, interest at 12%,quarterly
interest due through August 1997, at which time the
entire principal balance is due.                               22,754
                                                          ------------
                                                           $1,756,095
                                                          ============

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   The Company is a Florida-based consumer finance company, focused primarily on the purchase of installment loan contracts from automobile dealers and the origination of small direct consumer loans. The Contracts are for the purchase of used cars and light trucks by borrowers who do not meet the credit standards of traditional lenders. The Company's small direct consumer loans are made
primarily  to  borrowers  under   the Contracts.   As  of
December 31, 1996, Contracts accounted for approximately 97.1% of the Company's aggregate loan portfolio and small direct consumer loans accounted for approximately 2.9%. As of December 31, 1996 the Company operated ten branch locations in the state of Florida and on October 14, 1996 the Company opened its first branch location in the State of Georgia for a total of 11 branches in all.

                               Three Months Ended December 31,   Nine Months Ended December 31,
                                   1996          1995                1996            1995
                              ----------------------------------------------------------------
Average Net   Finance
Receivables (1)                $24,322,645    $20,917,381        $23,406,466      $19,662,062

Average Indebtedness (2)        15,178,355     15,148,037         15,759,909       13,885,112

Total Revenues                   1,344,454      1,363,638          4,192,414        3,801,948

Interest Expense                   395,867        411,177          1,214,469        1,120,059
                             -----------------------------------------------------------------
Net Interest Income                948,587        952,461          2,977,945        2,681,889
Gross Portfolio Yield(3)            22.11%         26.08%             23.88%           25.78%
Average Cost of
Borrowed Funds (2)                  10.43%         10.86%             10.27%           10.76%
                             -----------------------------------------------------------------
Net Interest Spread (4)             11.68%         15.22%             13.61%           15.03%
Net Portfolio Yield (3)             15.60%         18.21%             16.96%           18.19%
Net Charge-Off Percentage(5)        11.59%         14.30%             10.06%           10.24%

_________________
(1) Average  net  finance receivables represents the  average  of
    net  finance  receivables throughout the year.   Net  finance
    receivables represents gross finance receivables less any unearned finance charges related to those receivables.

(2) Average   indebtedness  represents  the  average
    outstanding borrowings under the Line of Credit and notes payablerelated party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

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

Three months ended December 31, 1996 compared to three months ended December 31, 1995

       Revenue decreased 3% to $1,456,755 for the three months ended December 31, 1996, from $1,509,460 for the comparable period in 1995. This decrease is attributed to the gross portfolio yield decreasing from 26.08% for the three months ended December 31, 1995 to 22.11% for the comparable period in 1996.

       Operating expenses, excluding provision for credit losses, deferred compensation expense and interest expense, increased to $705,608 for the three months ended December 31, 1996 from $650,831 for the three months ended December
31, 1995. This increase is attributed to the opening of one additional branch and the increase in transaction volume at existing branches.

      Interest expense decreased to $395,867 for the three months ended December 31, 1996 as compared to $411,177
for   the comparable period in 1995. This decrease is
attributed to using the proceeds from an offering of the Company's Common stock to pay down the Company's credit line. The average cost of funds borrowed by the Company was 10.43% for the three months ended December 31, 1996 as compared to 10.86% for the comparable period in 1995.

      Provision for credit losses decreased to $177,000 for the three months period ended December 31, 1996 as compared to $177,673 for the comparable period in 1995. The decrease is attributed to a decrease in the net charge-off percentage from 14.30% for the three months ended December 31, 1995 to 11.59% for the three months ended December 31, 1996.

       Net income for the three months ended December 31, 1996 decreased to $125,547 compared to $171,498 for the comparable period in 1995. The decrease in net income is attributed to the reduction in portfolio yield coincided with an increase in operating expenses.
Nine months ended December 31, 1996 compared to nine months ended December 31, 1995

   Revenue increased 7% to $4,542,027 for the nine months ended December 31, 1996, from $4,237,878 for the comparable period in 1995. This increase is attributed to the increase in net finance receivables. The gross portfolio yield decreased to 23.88% for the nine months ended December 31, 1996 from 25.78% for the comparable period in 1995.

       Operating expenses, excluding provision for credit losses, deferred compensation expense and interest expense, increased to $2,040,228 for the nine months ended December 31, 1996 from $1,885,189 for the comparable period in 1995. This increase is attributed to the opening of one additional branch and the increase in transaction volume at existing branches.

       Interest expense increased to $1,214,469 for the nine months ended December 31, 1996 as compared to $1,120,059 for the comparable period in 1995. This increase is attributed to the increase in average outstanding borrowings
during the comparable periods.   The average cost of funds
borrowed by the Company was 10.27% for the nine months ended December 31, 1996 as compared to 10.76% for the comparable period in 1995.

   Provision for credit losses increased to $363,121 for the nine months ended December 31, 1996 as compared to $297,437 for the comparable period in 1995. This increase is attributed to the increase in net finance receivables for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995.

       Net income for the nine months ended December 31, 1996 increased to $568,722 compared to $498,999 for the comparable period in 1995.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its  direct  consumer  loan program, the  Company
considers  the establishment  of  adequate reserves  for
credit  losses  to  be imperative.   The Company batches its
Contracts  into  pools  for purposes  of  establishing reserves for losses.  Each  such  pool consists of the loans processed by a Company branch office during a fiscal quarter.  The average pool consists of 62 Contracts with  an  aggregate  initial principal
amount of approximately $429,000.   As of December 31, 1996, the Company
had 113 active pools. The effective APR for these pools ranges from 20% to 30%, and the discount averages between 10% and 12%. Loan pools are analyzed monthly and the effective return for each pool is recomputed, if necessary, based upon changes during the month.

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

   In analyzing a pool, the Company considers the performance of prior  pools originated by the branch office, the
performance  of prior  Contracts purchased from the dealers
whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and
current market and economic conditions.   Each pool is analyzed
monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary.
As of December 31, 1996, the Company had  established reserves for losses on Contracts of $3,578,161, or 14.88% of net outstanding receivables. Of the 20% of Contracts that are
never  fully  paid  the  Company  has  experienced   a
historical charge-off rate of 9.97%, 9.74% and 3.50% of average net receivables respectively, for the years ended March 31, 1996, 1995, and 1994. The experience of the Company is that the longer the period of time during which the borrower has made payments under his Contract, the less likelihood there is of a default.

  The Company utilizes a pooling arrangement similar to that used in connection with Contracts in establishing reserves for
direct loans  initiated.   As  of December 31,  1996,  the
Company had experienced immaterial losses under its direct consumer loan program; however, the program was implemented in April 1995 and these results cannot be considered representative of results that will be experienced in the future. As of December 31, 1996, the Company had established reserves for losses on direct consumer loans of $30,409 or 3.90% of outstanding receivables under the loans.

  The Company defines any account that is more than ten days
past due  as  "delinquent."   The  following  tables  present
certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                                   Nine Months Ended            Year Ended
                                  December  31, 1996          March  31,1996
                                ----------------------      -----------------
--
Contracts
Gross Amount Outstanding          $30,671,373                 $27,250,451

                                    Dollar                        Dollar
Delinquencies                       Amount       Percent*         Amount       Percent
*
                                   ---------    -----------      ---------    ---------
30 to 59 days                     $1,407,393       4.59%          $1,346,150     4.94%
60 to 89 days                        311,285       1.01%             326,542     1.20%
90   +   days                        159,333       0.52%              44,746     0.16%

Total Delinquencies               $1,878,011                      $1,717,438
*Total Delinquencies as
 percent of outstanding balance                    6.12%                         6.30%
Direct Loans
Net Amount Outstanding            $  775,875                      $  559,123
Delinquencies
30 to 59 days                        $18,621       2.40%          $      321     0.06%
60 to 89 day                               0       0.00%               3,197     0.57%
90   +   days                              0       0.00%                   0     0.00%

Total Delinquencies                  $18,621                          $3,518
*Total Delinquencies as a
percent of outstanding balance                     2.40%                         0.63%

Income Taxes

   The provision for income taxes for the three months ended December 31, 1996 decreased to $82,080 from $98,760 for the comparable period in 1995. The Company's effective tax rate increased from 36.54% for the three month period ended December 31, 1995 to 39.53% for the three month period ended December 31, 1996.

Liquidity and Capital Resources

The  Company's cash flows for the Nine months ended December
31, 1996 and December 31, 1995 are summarized as follows:

                                  Nine months ended  Nine months ended
                                    December 31,        December 31,
                                       1996                1995
                                 --------------------------------------
  Cash provided by (used in):
     Operating   Activities-      $   892,732         $   474,193

     Investing Activities -
      (primarily  purchase
         of  Contracts)            (3,336,881)         (5,488,184)

     Financing Activities           2,142,143           4,923,308

     Net (decrease) in cash          (302,006)            (90,683)


   The Company's primary use of working capital during the nine months ended December 31, 1996 was the funding of the
purchase of Contracts.    The  Contracts  were  financed
partially   through borrowings on the BankAmerica Line of
Credit. The Line of Credit is secured primarily by Contracts and provides the Company with financing to increase the
number of  Contracts  for  its  loan portfolio.   Under the
Line of Credit, the Company is subject  to customary  covenants
such as the maintenance of certain financial ratios   and
minimum  net  worth  requirements,   and   certain restrictions
on the payment of cash dividends on the Common Stock and a requirement to maintain minimum subordinated indebtedness of $400,000.

   Since inception, the Company has funded operations from the following sources: borrowings under the line of credit, proceeds from the issuance of subordinated debt, funds provided from payments received under Contracts, and cash flows from operating activities.

   The  decrease in net cash used in investing activities
during the   nine   months  ended  December  31,  1996   was
primarily attributable to a decrease in the net finance receivable growth rate when compared to the growth rate for the comparable period in 1995 and 1994.

   In  May  1996, through a series of negotiations,  the
Company increased  its  Line of Credit to $25 million from  $20 million. The Company was also able to increase the percentage of Contracts that qualify for funding and reduce the amount of subordinated debt required by BankAmerica.

   The Company's Registration Statement on Form SB-2 under the Securities Act of 1933 was declared effective on October 1,
1996. On   October   4,   1996   the  Company  and   its
underwriters Interstate/Johnson Lane agreed to an initial closing of 951,647 shares at $2.125 per share. The gross proceeds were $2,022,250 and the net proceeds were $1,762,785. On October 31, 1996 the Company agreed to a second and final closing of 150,558 shares at $2.125 per share. The gross proceeds were $319,936 and the net proceeds were approximately $273,000. The Company used the proceeds from the offering to repay certain subordinated debt and outstanding indebtedness under its line of credit, and the balance to general corporate purposes, including future branch expansion. The Company will make additional capital expenditures as it opens new branches and increases the number of employees. The Company believes the cash flow from operations, current borrowing capacity under the Line of Credit and other available financing alternatives will be adequate to meet anticipated needs for working capital and capital expenditures, but no assurance can be given that the Line of Credit will be increased or that alternative sources of capital will be available on terms acceptable to permit the Company to finance future expansion.

Bulk Receivable Acquisition

     On January 28, 1997 the Company successfully acquired approximately $3,850,000 in gross contracts outstanding from a new/used car dealership located in the State of Florida. The contracts bear an average APR of 21.5% and an average remaining maturity of 24 months.
The acquisition represents approximately a 12% increase in the total assets of the Company. The Company intends to pursue other possible bulk transactions in the future.

Future Expansion

   The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of its loan portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its Line of Credit, either with BankAmerica or another lender.

   The Company believes that opportunity for growth continues to exist in the States of Florida and Georgia, and for the foreseeable future intends generally to concentrate its
expansion activities   primarily   there.   The  Company   has
identified Pensacola, Jacksonville and Boca Raton as areas in Florida, and Valdosta and Atlanta as areas in Georgia where it may open additional branch offices during fiscal 1997.

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

                  Part II - Other Information

Item 1.   Legal Proceedings - None
Item 2.   Changes in Securities - None
Item 3.   Defaults upon Senior Securities - None
Item 4.   Submission of Matters to a Vote of Security Holders -
None

Item 5.   Other Information - None

Item 6.   (a)  Exhibits - See exhibit index following the
                signature page.
          (b)  Reports on Form 8-K  - No reports on From 8-K

                were filed during the fiscal quarter ending

                December 31, 1996


                          SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on January 31, 1997.

                    NICHOLAS FINANCIAL, INC.
                          (Registrant)
  Date: January 31, 1997        /s/ Peter L. Vosotas
                                --------------------
                                Peter L. Vosotas
                                Chairman,   President,
                                Chief Executive Officer
                                (Principal Executive Officer)


  Date: January 31, 1997        /s/ Ralph T. Finkenbrink
                                -------------------------
                                Ralph T. Finkenbrink
                                (Principal  Financial Officer
                                and Accounting Officer)

                         EXHIBIT INDEX

    Exhibit Document
    1.1      Schedule  for  Computation of Earnings  Per
             Share



                    Nicholas Financial, Inc.
                           Exhibit 1.1

         Schedule for Computation of Earnings Per Share

                           (Unaudited)


                                        Three Months            Nine Months
                                     Ended December 31,       Ended December 31,
                                      1996       1995       1996        1995
                                  ------------------------------------------------
    Net income                      $ 125,547   $ 171,498   $ 568,722    $ 498,999
                                  ================================================
Weighted average number of
    common shares outstanding
    during the period               6,897,743   5,827,247   6,897,743    5,827,247

    Add: Primary common equivalent
    shares determined using the
    "treasury stock" method
    representing shares issuable
    upon exercise of stock options
    and warrants                      120,184     270,340     120,184       270,340
                                   ------------------------------------------------
    Weighted average number of
    shares used in Primary
    EPS calculation                 7,017,927   6,097,587   7,017,927     6,097,587
                                  =================================================
    Add: Fully Diluted common
    equivalent shares determined
    using the "treasury stock"
    method representing shares
    issuable upon exercise of
    stock options and warrants        120,184    423,427      120,184       423,427
                                  -------------------------------------------------
    -Weighted average number of
    shares used in Fully Diluted
    EPS calculation                 7,017,927  6,250,674    7,017,927     6,250,674
                                  =================================================
    Primary Earnings Per Share          $0.02      $0.03        $0.09         $0.09
                                  =================================================
    Fully Diluted Earnings
    Per Share                           $0.02      $0.03        $0.09         $0.08
                                  =================================================
