Form 10QSB/A
period 1997-06-30
NICHOLAS FINANCIAL INC
filed 1997-08-18
CIK 1000045

==========================================================================
         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


X  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
           ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1997



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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X      No____


  As of August 8th, 1997 there were 6,990,544 shares of common stock outstanding

 This Form 10-QSB consists of 16 pages. Exhibits are indexed at page 15.
========================================================================

                    Nicholas Financial, Inc.

                           Form 10-QSB

                              Index


Part I. Financial Information                                Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 1997.......3

Condensed Consolidated Statements of Income for the three
     months ended June 30, 1997 and 1996.......................4

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1997 and 1996.......................5

Notes to the Condensed Consolidated Financial Statements.......6

Item 2. Management's Discussion and Analysis of the Financial
         Condition and Results of Operations...................8

Part II. Other Information

Item 1. Legal Proceedings.....................................13

Item 2. Changes in Securities.................................13

Item 3. Defaults upon Senior Securities.......................13

Item 4. Submission of Matters to a Vote of Security Holders...13

Item 5. Other Information.....................................13

Item 6. Exhibits and Reports on Form 8-K......................13

        Signatures............................................14

        Index of Exhibits.....................................15

        Exhibit 11.1- Statement Re:
             Computation of Per Share Earnings................16

                     Nicholas Financial, Inc.

               Condensed Consolidated Balance Sheet

                            (Unaudited)

                                                        June 30
                                                          1997
                                                      -------------
Assets
Cash                                                  $    80,805
Finance receivables, net                               27,060,962
Accounts receivable                                        14,524
Prepaid expenses and other assets                         348,786
Property and equipment, net                               187,901
Deferred income taxes                                     473,367
                                                      ------------
Total assets                                          $28,166,345
                                                      ============

Liabilities
Line of credit                                        $18,630,594
Notes payable - related party                           1,741,595
Accounts payable                                        1,137,993
Income taxes payable                                      219,594
Deferred revenues                                         157,635
Other liabilities                                          27,110
                                                      ------------
                                                       21,914,521

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized;none issued and outstanding                          -
Common stock, no par: 20,000,000 shares
authorized; 6,990,544 shares  issued and
outstanding                                             3,713,210
Retained earnings                                       2,538,614
                                                      ------------
                                                        6,251,824
                                                      ------------
Total liabilities and shareholders' equity            $28,166,345
                                                      ============
See accompanying notes.

                     Nicholas Financial, Inc.

            Condensed Consolidated Statements of Income

                            (Unaudited)

                                                 Three months ended
                                                       June 30
                                                 1997          1996
                                               ------------------------
Revenue:
Interest income on finance receivables         $1,691,808   $1,348,064
Sales                                             109,481      113,711
                                               ------------------------
                                                1,801,289    1,461,775
Expenses:
Cost of sales                                      21,377       22,465
Marketing                                          67,620       59,587
Administrative                                    699,185      547,747
Provision for credit losses                       132,322       54,313
Deferred compensation expense                           -       29,947
Depreciation and amortization                      25,500       20,765
Interest expense                                  499,234      394,630
                                               ------------------------
                                                1,445,238    1,129,454
                                               ------------------------
Operating income before income taxes              356,051      332,321

Income tax expense :
Current                                           201,505      139,784
Deferred                                          (62,000)     (13,919)
                                               ------------------------
                                                  139,505      125,865
                                               ------------------------
Net Income                                       $216,546     $206,456
                                               ========================

Net Income per common and common
equivalent share                                    $0.03        $0.03
                                               ========================

Weighted average number of common and
common equivalent shares                        6,990,544    6,175,542
                                               ========================

See accompanying notes.


                     Nicholas Financial, Inc.

          Condensed Consolidated Statements of Cash Flows

                            (Unaudited)

                                               Three months ended
                                                     June 30
                                               1997          1996
                                             -----------------------
Operating activities
Net income                                     $216,546    $206,456
Adjustments to reconcile net income to net
cash flows provided by operating activities:
  Depreciation of property and equipment         25,500      19,500
  Provision for credit losses                   132,322      54,313
  Amortization of intangible assets and
    deferred loan costs                               -       6,215
  Deferred compensation expense                       -      29,947
  Deferred income taxes                         (62,000)    (13,919)
Changes in operating assets and liabilities:
  Accounts receivable                            17,700       1,041
  Prepaid expenses and other assets              14,785    (149,120)
  Accounts payable                             (136,031)   (163,395)
  Deferred revenues                             (16,379)     13,389
  Income taxes payable                          146,667       6,784
  Other liabilities                                (700)    398,576
                                             -----------------------
Net cash provided by operating activities       338,410     409,787

Investing activities
Increase in finance receivables, net of
principal collected                          (1,270,193) (1,285,213)
Purchase of property and equipment              (31,060)    (26,118)
                                             -----------------------
Net cash used by investing activities        (1,301,253) (1,311,331)

Financing activities
Net proceeds from notes payable-related
party and line of credit borrowings             935,500     728,919
Proceeds from sale of the Company's
common stock                                          -       1,767
                                             -----------------------
Net cash provided by financing activities       935,500     730,686
                                             -----------------------
Net decrease in cash                            (27,343)   (170,858)

Cash, beginning of period                       108,148     490,791
                                             -----------------------
Cash, end of period                             $80,805    $319,933
                                             =======================
See accompanying notes.

                     Nicholas Financial, Inc.

     Notes to the Condensed Consolidated Financial Statements

                           (Unaudited)

                          June 30, 1997


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

2. Earnings Per Share

Net Income per share is based upon the weighted average number of shares outstanding, adjusted for the dilutive effect of stock options and warrants.

3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:

    Finance receivables, gross contract       $40,772,750
    Less: Unearned interest                    (8,909,306)
                                             -------------
                                               31,863,444
    Nonrefundable dealer reserves              (3,516,869)
    Allowance for credit losses                (1,285,613)
                                             -------------
    Finance receivables, net                  $27,060,962
                                             =============

The terms of the receivables range from 6 to 60 months and bear a weighted average effective interest rate of 25%.

4. Line of Credit

Effective July 1, 1997 the Company successfully renegotiated its credit facility (the Line) with BA Business Credit. Maximum available borrowings under the Line were increased from $25 million to $30 million and the expiration date was extended to June 30, 2000. Borrowings under the Line bear interest at the Bank of America prime rate plus 0.50%. The Company also has several LIBOR pricing options as alternatives to the prime rate pricing option. Borrowings under the Line are collateralized by all of the assets of Nicholas Financial, Inc. and the unconditional guarantee of it's subsidiaries, Canadian parent and Peter L. Vosotas the majority shareholder.


5. Notes Payable - Related Party

Notes payable - related party are summarized as follows at June 30:

    Notes payable, unsecured, with interest at
    varying  rates  up  to  12%, quarterly and
    semiannual  interest  payments and various
    principal payments due through  June 2000,
    subordinated  to  the  Line. The notes are
    convertible at  the option  of the holder,
    into common shares at prices from $2.00 to
    $2.75 per share.                               $1,500,000

    Notes payable, unsecured  interest at 12%,
    quarterly interest  due  through May 1998,
    at  which  time  the  entire  balance  and
    unpaid interest is  due,  subordinated  to
    the line.                                         218,841

    Note payable, unsecured, interest at  12%,
    quarterly  interest  payments  due through
    August  1997,   at  which  time the entire
    principal  balance  and unpaid interest is
    due.                                               22,754
                                                  ------------
                                                   $1,741,595


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Overview

   Consolidated net income increased for the three month period ended June 30, 1997 to $216,546 from $206,456 for the three month period ended June 30, 1996. Earnings were favorably impacted by an increase in the outstanding loan portfolio coupled with a marginal improvement in the cost of funds. However, increased operating expenses and an increase in the provision for credit losses as compared to the period ended June 30, 1996, primarily offset the items that favorably impacted earnings. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended June 30, 1997, 1996, respectively.

                                         Three Months Ended June 30,
                                             1997            1996
                                        --------------   -------------
 Average Net Finance Receivables (1)     $31,719,569      $22,332,463

 Average Indebtedness (2)                 20,277,855       15,479,596

 Total Interest Revenues                   1,691,808        1,348,064

 Interest Expense                            499,234          394,630

 Net Interest Income                       1,192,574          953,434

 Gross Portfolio Yield (3)                    21.33%           24.15%

 Average Cost of Borrowed Funds (2)            9.85%           10.20%

 Net Interest Spread (4)                      11.48%           13.95%

 Net Portfolio Yield (3)                      15.04%           17.08%

 Net Charge-Off Percentage (5)                 8.46%           10.81%


(1) Average net finance receivables represents the average of net finance receivables throughout the period. Net finance receivables represents gross finance receivables less any unearned finance charges related to those receivables.

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

Three  months ended June 30, 1997 compared to three months  ended
June 30, 1996


Interest Income and Loan Portfolio

       Interest revenue increased 25% to $1.7 million for the period ended June 30, 1997, from $1.3 million for the period ended June 30, 1996. The net finance receivable balance totaled $27.1 million at June 30, 1997, an increase of 38% from the $19.6 million at June 30, 1996. The gross finance receivable balance increased 38% to $40.8 million at June 30, 1997 from $29.6 million at June 30, 1996. The primary reason interest revenue increased was the increase in the outstanding loan portfolio offset in part by a decrease in the gross portfolio yield. The gross portfolio yield decreased from 24.15% for the period ended June 30, 1996 to 21.33% for the period ended June 30, 1997. This decrease was caused by the fact that for contracts purchased during the last two quarters, the Company, has chosen to reclassify a larger portion of future unearned finance charges (at the time the contract was purchased) to the reserve for credit losses as compared to previous quarters. The primary reason that net finance receivables increased was the opening of two additional offices.

Computer Software Business

  Sales for the period ended June 30, 1997 were $109,481 compared to $113,711 for the period ended June 30, 1996, a decrease of 4%. This decrease was primarily due to a decrease in new installations during the three month period ended June 30, 1997.

Operating Expenses

       Operating expenses, excluding provision for credit losses, stock compensation expense and interest expense, increased to $813,682 for the period ended June 30, 1997 from $650,564 for the period ended June 30, 1996. This increase of 25% was primarily attributable to the opening of two additional branches which included additional staffing costs, depreciation and related expenses.

Interest Expense

      Interest expense increased to $499,234 for the period ended June 30, 1997 as compared to $394,630 for the period ended June 30, 1996. This increase was due to an increase in average outstanding borrowings from $15.5 million to $20.3 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 10.20% for the period ended June 30, 1996 as compared to 9.85% for the period ended June 30, 1997.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company batches its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans processed by a Company branch office during a fiscal quarter. The average pool consists of 71 Contracts with an aggregate initial principal amount of approximately $513,000. As of June 30, 1997, the Company had 120 active pools.

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

   A pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. If the reserve for credit losses is exhausted for a pool which is not fully liquidated, then a charge to income will be used to reestablish the reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are recognized as income.

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of June 30, 1997, the Company had established reserves for losses on Contracts of $4,751,769, or 15% of net outstanding receivables.

   Because of the small number of direct consumer loans currently outstanding, a reserve for losses is established at the time the loan is made. As of June 30, 1997, the Company had established reserves for losses on direct loans of $50,713 or 7% of net outstanding receivables. When the volume of such loans increases, the Company intends to utilize a pooling arrangement similar to that used in connection with Contracts in establishing reserves. As of June 30, 1997, the Company had not experienced material losses under its direct consumer loan program.

   The provision for credit losses was $132,322 for the period ended June 30, 1997 as compared to $54,313 for the period ended June 30, 1996. This increase was due primarily to management's decision to increase the initial reserve levels on contracts purchased during the period ended June 30, 1997.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                                     Three Months Ended Three Months Ended
                                     June 30, 1997             June 30, 1996
                                  --------------------------------------------
Contracts
Gross Balance Outstanding              $39,870,229               $28,889,689

                                    Dollar                    Dollar
Delinquencies                       Amount    Percent         Amount    Percent

30 to 59 days                   $1,485,071      3.72%     $1,244,020     4.94%
60 to 89 days                      303,133      0.76%        261,739     1.20%
90 + days                           62,144      0.16%         62,354     0.16%
                                -----------               -----------
Total Delinquencies             $1,850,348                $1,568,113

Total Delinquencies as a
percent of outstanding balance                  4.64%                    6.30%

Direct Loans
Net Balance Outstanding                  $764,032                   $558,400

Delinquencies

30 to 59 days                        1,728      0.23%        18,596      3.33%
60 to 89 days                          971      0.13%             0      0.00%
90 + days                              800      0.10%             0      0.00%
                                 ----------                ---------
Total Delinquencies                 $3,499                  $18,596

Total Delinquencies as a
percent of outstanding balance                  0.46%                    3.33%



Income Taxes

   The provision for income taxes for the period ended June 30, 1997 increased to $139,505 from $125,865 for the period ended June 30, 1996. The Company's effective tax rate increased from 37.87% for the period ended June 30, 1996 to 39.18% for the period ended June 30, 1997. This increase was due to a greater amount of Canadian related expenses that are not deductible for U.S income taxes as compared to the period ended June 30, 1996.


Liquidity and Capital Resources

   The Company's cash flows for the three months ended June 30, 1997 and June 30, 1996 are summarized as follows:

                                       Three months ended  Three months ended
                                          June 30, 1997       June 30, 1996
                                       ---------------------------------------
  Cash provided by (used in):
   Operating Activities -                 $   338,410        $   409,787
   Investing Activities -
    (primarily purchase of Contracts)      (1,301,253)        (1,311,331)

   Financing Activities                       935,500            730,686
  Net  decrease  in  cash                     (27,343)          (170,858)


      The Company's primary use of working capital during the three months ended June 30, 1997 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of June 30, 1997 the Company had approximately $6.4 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities. Net cash provided by operating activities totalled $338,410 and $409,787 during the period ended June 30, 1997 and 1996, respectively.

           On July 11, 1997 the Company entered into a new agreement with BA Business Credit Inc. to expand its credit line to $30 million, increase the percentage of contracts that qualify for funding, and reduce the interest rate payable under the line. The new agreement expires on June 30, 2000.

   The self-liquidating nature of installment Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company's need for cash and it's ability to borrow under the terms of its line of credit. The Company believes that borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt and or the sale of additional securities in the capital markets, will be sufficient to meet its short and long-term funding needs.

Future Expansion

      The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of its loan portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its Line of Credit, either with BankAmerica or another lender.

      The Company believes that opportunity for growth continues to exist in the State of Florida and the State of Georgia and for the foreseeable future intends generally to concentrate its expansion activities primarily there. The Company has identified Jacksonville and Atlanta as areas in which it may open additional branch offices during fiscal 1998. In addition, the Company is in the process of evaluating several markets in the states of North Carolina and South Carolina for possible expansion in the future.

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

                   Part II - Other Information


Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - Not Applicable

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -None

Item 5.   Other Information - Not Applicable

Item 6.   (a)  Exhibits - See exhibit index following the signature page.

          (b) Reports on Form 8-K - No reports on From 8-K were filed during the fiscal quarter ending June 30, 1997

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on August 8, 1997.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: August 8, 1997         /s/ Peter L. Vosotas
                               -------------------------
                               Peter L. Vosotas
                               Chairman, President, Chief Executive Officer
                               (Principal  Executive Officer)


  Date: August 8, 1997         /s/ Ralph T. Finkenbrink
                               --------------------------
                               Ralph T. Finkenbrink
                               (Principal  Financial Officer  and
                               Accounting Officer)

                          EXHIBIT INDEX

    Exhibit Document

    11.1     Schedule  for  Computation  of  Per   Share
             Earnings

                    Nicholas Financial, Inc.
                          Exhibit 11.1

         Statement re: Computation of Per Share Earnings


                                               Three months ended June 30,
                                                    1997          1996
                                               ----------------------------
    Net income                                 $  216,546       $  206,456

    Weighted average number of common shares
    outstanding during the period               6,990,544        5,858,119

    Add: common equivalent shares determined
      using the "treasury stock" method
      representing shares issuable upon
      exercise of stock options and warrants            -          317,423
                                               -----------------------------
    Weighted average number of shares used
    in calculation                              6,990,544        6,175,542
                                               =============================
    Earnings Per Share                              $0.03            $0.03
                                               =============================