Form 10QSB
period 1997-09-30
NICHOLAS FINANCIAL INC
filed 1997-10-31
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1997



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


 As of October 33st, 1997 there were 2,354,346 shares of common stock outstanding

 This Form 10-QSB consists of 18 pages. Exhibits are indexed at page 17.

                    Nicholas Financial, Inc.

                           Form 10-QSB

                              Index


Part I. Financial Information                                    Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of September 30, 1997......3

Condensed Consolidated Statements of Income for the three and six months ended September 30, 1997 and 1996..................4

Condensed Consolidated Statements of Cash Flows for the
     six months ended September 30, 1997 and 1996..................5

Notes to the Condensed Consolidated Financial Statements...........6

Item 2. Management's Discussion and Analysis of the Financial
     Condition and Results of Operations...........................8

Part II. Other Information

Item 1.  Legal Proceedings........................................13

Item 2.  Changes in Securities....................................13

Item 3.  Defaults upon Senior Securities..........................13

Item 4.  Submission of Matters to a Vote of Security Holders......13

Item 5.  Other Information........................................13

Item 6.  Exhibits and Reports on Form 8-K.........................13

         Signatures...............................................14

         Index of Exhibits........................................15

         Exhibit  1.1- Statement Regarding Computation of
          Per Share Earnings......................................16

                     Nicholas Financial, Inc.

               Condensed Consolidated Balance Sheet

                            (Unaudited)


                                                   September 30,
                                                       1997
                                                  ---------------
Assets
Cash                                               $      94,112
Finance receivables, net                              28,497,200
Accounts receivable                                       14,293
Prepaid expenses and other assets                        459,815
Property and equipment, net                              192,315
Deferred income taxes                                    484,828
                                                   --------------
Total assets                                         $29,742,563
                                                   ==============
Liabilities
Line of credit                                       $19,930,594
Notes payable - related party                          1,741,595
Accounts payable                                       1,253,247
Income taxes payable                                     108,681
Deferred revenues                                        146,133
Other liabilities                                         26,582
                                                   --------------
                                                      23,206,832

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized;                                                    -
none issued and outstanding
Common stock, no par: 50,000,000 shares
authorized; 2,347,513  shares issued and               3,746,994
outstanding
Retained earnings                                      2,788,737
                                                   --------------
                                                       6,535,731
                                                   --------------
Total liabilities and shareholders' equity           $29,742,563
                                                   ==============

See accompanying notes.

                     Nicholas Financial, Inc.

            Condensed Consolidated Statements of Income

                            (Unaudited)


                                  Three months ended           Six months ended
                                      September 30               September 30
                                   1997         1996          1997         1996
                              ----------------------------------------------------
Revenue:
Interest income on
finance receivables             $1,847,121   $1,500,528   $3,538,929   $2,848,593
Sales                              112,259      122,969      221,740      236,680
                              ----------------------------------------------------
                                 1,959,380    1,623,497    3,760,669    3,085,273
Expenses:
Cost of sales                       23,259       25,091       44,636       47,556
Marketing                           91,786       61,827      159,406      121,415
Administrative                     759,029      575,716    1,458,214    1,123,464
Provision for credit losses        148,103      131,808      280,425      186,121
Deferred compensation expense            -            -            -       29,947
Depreciation and amortization       28,500       21,422       54,000       42,187
Interest expense                   500,954      423,972    1,000,188      818,602
                              ----------------------------------------------------
                                 1,551,631    1,239,836    2,996,869    2,369,292
                              ----------------------------------------------------
Operating income before
income taxes                       407,749      383,661      763,800      715,981

Income tax expense (benefit):
Current                            169,087      150,052      370,592      289,835
Deferred                           (11,461)      (3,110)     (73,461)     (17,029)
                              ----------------------------------------------------
                                   157,626      146,942      297,131      272,806
                              ----------------------------------------------------
Net Income                        $250,123     $236,719     $466,669     $443,175
                              ====================================================
Net Income per common and
 common equivalent share             $0.11        $0.11        $0.20        $0.21
                              ====================================================
Weighted average number of
 common and common equivalent
 shares                          2,335,133    2,119,253    2,332,657    2,116,832
                              ====================================================

See accompanying notes.


                       Nicholas Financial, Inc.

               Condensed Consolidated Statements of Cash Flows

                             (Unaudited)

                                       Six months ended September 30
                                            1997              1996
                                      --------------------------------
Operating activities
Net income                             $   466,669       $    443,175
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Depreciation of property and equipment     54,000             40,500
 Provision for credit losses               280,425            186,121
 Amortization of intangible assets
 and deferred loan costs                         -              9,138
 Deferred compensation expense                   -             29,947
 Deferred income taxes                     (73,461)           (17,029)
Changes in operating assets and
 liabilities:
 Accounts receivable                        17,931              2,581
 Prepaid expenses and other assets         (96,244)          (159,274)
 Deferred revenues                         (27,881)            21,706
 Accounts payable                          (20,777)           (41,496)
 Other liabilities                          (1,228)               795
 Income taxes payable                       35,754            (84,164)
                                      ---------------------------------
Net cash provided by operating
  activities                               635,188            432,000

Investing activities
Increase in finance receivables,
  net of principal collected            (2,854,534)        (2,316,821)
Purchase of property and equipment         (63,974)           (49,342)
                                      ---------------------------------
Net cash used by investing activities   (2,918,508)        (2,366,163)

Financing activities
Net proceeds from notes payable-
  related party and line of credit
  borrowings                             2,235,500          1,554,791
Proceeds from sale of the Company's
  common stock                              33,784             17,028
                                      --------------------------------
Net cash provided by financing
  activities                             2,269,284          1,571,819
                                      --------------------------------
Net decrease in cash                       (14,036)          (362,344)

Cash, beginning of period                  108,148            490,791
                                      --------------------------------
Cash, end of period                        $94,112           $128,447
                                      ================================

See accompanying notes.

                     Nicholas Financial, Inc.

     Notes to the Condensed Consolidated Financial Statements

                           (Unaudited)

                       September 30, 1997


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31,1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

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

3. Finance Receivables

Finance  receivables   consist  of  consumer  automobile  finance
installment contracts and are detailed as follows:


        Finance receivables, gross contract     $43,023,529
        Less:
             Unearned interest                   (9,560,531)
                                               --------------
                                                 33,462,998
             Nonrefundable dealer reserves       (3,586,482)
             Allowance for credit losses         (1,379,316)
                                               --------------
             Finance receivables, net           $28,497,200
                                               ==============

The terms of the receivables range from 6 to 60 months and bear a weighted average effective interest rate of 24%.


4. Stock Split

Effective September 5, 1997 the Company consolidated its common shares on a one for three basis. All information contained in this report has been restated to reflect the share consolidation.

5. Line of Credit

The Company has a $30,000,000 line of credit facility (the Line) with BA Business Credit, Inc. which expires on June 30, 2000. Borrowings under the Line bear interest at the Bank of America prime rate plus 0.50%. The Company also has several LIBOR pricing options available. If the outstanding balance falls below $10,000,000 the Line bears interest at the Bank of America prime rate plus 1.75%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and the unconditional guarantee of it's subsidiaries, Canadian parent and Peter L. Vosotas the majority shareholder.


6. Notes Payable - Related Party

Notes payable consisted of the following:

Notes payable,  unsecured,   with interest at
varying  rates  up  to  12%,   quarterly  and
semiannual  interest  payments   due  through
June 1998, at which time the entire principal
balance   and   unpaid    interest   is  due,
subordinated  to  the  Line.  The  notes  are
convertible at the option of the holder, into
common shares at $6.00 per share.                      $1,300,000

Note  payable,  unsecured,  interest  at 12%,
quarterly  interest  due  through April 2000,
at  which time the entire balance and  unpaid
interest  is  due,  subordinated to the Line.
The  note is convertible at the option of the
holder,into common shares at $8.25 per share.             200,000

Notes  payable,  unsecured,  interest at 12%,
principal and interest due through May 1998.              218,841

Note  payable,  unsecured,  interest  at 12%,
quarterly  interest  due through August 1998,
at  which  time  the entire principal balance
is due.                                                    22,754
                                                      ------------
                                                       $1,741,595
                                                      ============


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended September 30, 1997 to $250,123 from $236,719 for the three month period ended September 30, 1996. Earnings were favorably impacted by an increase in the outstanding loan portfolio coupled with a marginal improvement in the cost of funds. However, increased operating expenses and an increase in the provision for credit losses as compared to the period ended September 30, 1996, substantially offset the items that favorably impacted earnings. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended September 30, 1997 or 1996.

   Consolidated net income increased for the six month period ended September 30, 1997 to $466,669 from $443,175 for the six month period ended September 30, 1996. Earnings were favorably impacted by an increase in the outstanding loan portfolio coupled with a marginal improvement in the cost of funds. However, increased operating expenses and an increase in the provision for credit losses as compared to the period ended September 30, 1996, substantially offset the items that favorably impacted earnings. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the six month periods ended September 30, 1997 or 1996.

                            Three Months Ended September 30,  Six Months Ended September 30,
                                   1997         1996               1997          1996
                           ------------------------------------------------------------------
Average Net Finance
Receivables (1)                $32,879,182   $23,564,289       $32,299,376   $22,948,376

Average Indebtedness (2)        21,122,189    16,621,774        20,700,022    16,050,685

Total Revenues                   1,847,121     1,500,528         3,538,929     2,848,593

Interest Expense                   500,954       423,972         1,000,188       818,602
                           ----------------------------------------------------------------
Net Interest Income              1,346,167     1,076,556         2,538,741     2,029,991

Gross Portfolio Yield (3)           22.47%        25.47%            21.91%        24.83%

Average Cost of
Borrowed Funds (2)                   9.49%        10.20%             9.66%        10.20%
                           ----------------------------------------------------------------
Net Interest Spread (4)             12.98%        15.27%            12.25%        14.63%

Net Portfolio Yield (3)             16.38%        18.27%            15.72%        17.69%

Write-off to Liquidation (5)        10.98%        12.04%            10.30%        11.31%

Net Charge-Off Percentage (6)       10.13%        12.46%             9.36%        11.66%

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

(5) Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(6) Net charge-off percentage represents net charge-offs divided by average net finance receivables outstanding during the period.

Three months ended September 30, 1997 compared to three months ended September 30, 1996

 Interest Income and Loan Portfolio

       Interest revenue increased 23% to $1.8 million for the period ended September 30, 1997, from $1.5 million for the period ended September 30, 1996. The net finance receivable balance totaled $28.5 million at September 30, 1997, an increase of 39% from the $20.5 million at September 30, 1996. The gross finance receivable balance increased 41% to $43.0 million at September 30, 1997 from $30.6 million at September 30, 1996. The primary reason interest revenue increased was the increase in the outstanding loan portfolio offset in part by a decrease in the gross portfolio yield. The gross portfolio yield decreased from 25.47% for the period ended September 30, 1996 to 22.47% for the period ended September 30, 1997. This decrease was caused by the fact that for contracts purchased during the last four quarters, the Company, has chosen to reclassify a larger portion of future unearned finance charges (at the time the contract was purchased) to the reserve for credit losses as compared to previous quarters. Also the Company has purchased contracts that represent newer used vehicles that carry a lower stated APR than the historical average of contracts purchased. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

   Sales for the period ended September 30, 1997 were $112,259 compared to $122,969 for the period ended September 30, 1996, a decrease of 9%. This decrease was primarily due to a decrease in new installations during the period ended September 30, 1997.

 Operating Expenses

       Operating expenses, excluding provision for credit losses, stock compensation expense and interest expense, increased to $902,574 for the period ended September 30, 1997 from $684,056 for the period ended September 30, 1996. This increase of 32% was primarily attributable to the opening of additional branches which included additional staffing costs, depreciation and related expenses.

 Interest Expense

      Interest expense increased to $500,954 for the period ended September 30, 1997 as compared to $423,972 for the period ended September 30, 1996. This increase was due to an increase in average outstanding borrowings from $16.6 million to $21.1 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 10.20% for the period ended September 30, 1996 to 9.49% for the period ended September 30, 1997 .

Six  months ended September 30, 1997 compared to six months ended
September 30, 1996


  Interest Income and Loan Portfolio

       Interest revenue increased 24% to $3.5 million for the period ended September 30, 1997, from $2.8 million for the period ended September 30, 1996. The net finance receivable balance totaled $28.5 million at September 30, 1997, an increase of 39% from the $20.5 million at September 30, 1996. The gross finance receivable balance increased 41% to $43.0 million at September 30, 1997 from $30.6 million at September 30, 1996. The primary reason interest revenue increased was the increase in the outstanding loan portfolio offset in part by a decrease in the gross portfolio yield. The gross portfolio yield decreased from 24.83% for the period ended September 30, 1996 to 21.91% for the period ended September 30, 1997. This decrease was caused by the fact that for contracts purchased during the last four quarters, the Company, has chosen to reclassify a larger portion of future unearned finance charges (at the time the contract was purchased) to the reserve for credit losses as compared to previous quarters. Also the Company has purchased contracts that represent newer used vehicles that carry a lower stated APR than the historical average of contracts purchased by the Company. The primary reason that net finance receivables increased was the opening of two additional offices.


 Computer Software Business

   Sales for the period ended September 30, 1997 were $221,740 compared to $236,680 for the period ended September 30, 1996, a decrease of 6%. This decrease was primarily due to a decrease in new installations during the period ended September 30, 1997.

 Operating Expenses

       Operating expenses, excluding provision for credit losses, stock compensation expense and interest expense, increased to $1,716,256 for the period ended September 30, 1997 from $1,334,621 for the period ended September 30, 1996. This increase of 29% was primarily attributable to the opening of additional branches which included additional staffing costs, depreciation and related expenses.

 Interest Expense

       Interest expense increased to $1,000,188 for the period ended September 30, 1997 as compared to $818,602 for the period ended September 30, 1996. This increase was due to an increase in average outstanding borrowings from $16.1 million to $20.7 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 10.20% for the period ended September 30, 1996 to 9.66% for the period ended September 30, 1997 .

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company batches its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans processed by a Company branch office during a fiscal quarter. The average pool consists of 65 Contracts with an aggregate initial principal amount of approximately $477,000. As of September 30, 1997, the Company had 138 active pools.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of September 30, 1997, the Company had established reserves for losses on Contracts of $4,910,953, or 15% of net outstanding receivables.

   Because of the small number of direct consumer loans currently outstanding, a reserve for losses is established at the time the loan is made. As of September 30, 1997, the Company had established reserves for losses on direct loans of $54,845 or 6% of net outstanding receivables. When the volume of such loans increases, the Company intends to utilize a pooling arrangement similar to that used in connection with Contracts in establishing reserves. As of September 30, 1997, the Company had not experienced material losses under its direct consumer loan program.

   The provision for credit losses was $148,103 for the three month period ended September 30, 1997 and $280,425 for the six month period ended September 30, 1997 as compared to $131,808 for the three month period ended September 30, 1996 and $186,121 for the six month period ended September 30, 1996. This increase was due primarily to the 39% increase in the net finance receivable balance as of September 30, 1997 compared to September 30, 1996.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                                    Six Months Ended               Six Months Ended
                                   September 30, 1997             September 30, 1996
                                ------------------------       ------------------------
Contracts
Gross Balance Outstanding              $42,020,250                    $29,884,667

                                 Dollar                         Dollar
Delinquencies                    Amount       Percent*          Amount       Percent*
                                ------------------------       ------------------------
30 to 59 days                    $2,004,205      4.77%          $1,533,922      5.13%
60 to 89 days                       460,944      1.10%             252,658      0.85%
90   +  days                        133,926      0.32%             104,019      0.35%
                                ------------------------       ------------------------
Total Delinquencies              $2,599,075                     $1,890,599

*Total Delinquencies as
 percent of outstanding balance                  6.19%                         6.33%

Direct Loans
Net Balance Outstanding                $   839,689                    $  607,457

Delinquencies

30 to 59 days                    $    3,542      0.42%          $   17,711     2.92%
60 to 89 days                         3,691      0.44%                   0     0.00%
90 + days                             1,903      0.23%                   0     0.00%
                                ------------------------       -----------------------
Total Delinquencies              $    9,136                     $   17,711

*Total Delinquencies as a
percent of outstanding balance                   1.09%                         2.92%


Income Taxes

  The Company's effective tax rate remained relatively consistent at 38.66% and 38.90% for the three and six months ended September
30, 1997, as compared to 38.30% and 38.10% for the three and six months ended September 30, 1996, respectively.

Liquidity and Capital Resources

The Company's cash flows for the six months ended September 30, 1997 and September 30, 1996 are summarized as follows:

                                     Six months ended     Six months ended
                                       September 30,        September 30,
                                            1997                1996
                                    ------------------   -------------------
  Cash provided by (used in):
   Operating Activities -                $  635,188         $  432,000
   Investing Activities -
    (primarily purchase of Contracts)    (2,918,508)        (2,366,163)

   Financing Activities                   2,269,284          1,571,819

  Net(decrease) in cash                     (14,036)          (362,344)


      The Company's primary use of working capital during the six months ended September 30, 1997 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of September
30, 1997 the Company had approximately $10.1 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

      The self-liquidating nature of installment Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company's need for cash and it's ability to borrow under the terms of its line of credit. The Company believes that borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt and, or the sale of additional securities in the capital markets, will be sufficient to meet its short and long-term funding needs.


Future Expansion

      The Company currently operates thirteen branch locations, eleven in the State of Florida and two in the State of Georgia.
The Company expects to open its fourteenth branch in Marietta, Georgia within 30 days.

      The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of its loan portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its Line of Credit, either with BankAmerica or another lender.

   The Company believes that opportunity for growth continues to exist in the States of Florida and Georgia and for the foreseeable future intends generally to concentrate its expansion activities primarily there. The Company has identified Pensacola, and Boca Raton as areas in Florida and Macon and Valdosta as areas in Georgia where it may open additional branch offices during fiscal 1998.

Forward-Looking Information

   This 10-QSB contains various forward-looking statements and information that are based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company's products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company's existing and future markets, the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition.

                   Part II - Other Information


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -None

Item 5.   Other Information - None

Item 6.   (a)  Exhibits - See exhibit index following the
               signature page.

          (b) Reports on Form 8-K - On July 17 the Company filed Form 8-K in connection with the signing of amendment #7 dated July 11, 1997 to it's Security and Loan Agreement dated March 31, 1993.

              Reports on Form 8-K- On September 5, 1997 the Company filed Form 8-K announcing a one for three stock split effective for all shareholder's of record as of September 5, 1997.

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on October 31, 1997.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: October 31, 1997        /s/ Peter L. Vosotas
                                Peter L. Vosotas
                                Chairman, President, Chief Executive Officer
                                (Principal Executive Officer)


  Date: October 31, 1997         /s/ Ralph T. Finkenbrink
                                 Ralph T. Finkenbrink
                                 (Principal  Financial Officer  and
                                 Accounting Officer)

                           EXHIBIT INDEX

    Exhibit     Document

    1.1         Schedule  for  Computation of Earnings  Per
                Share


                    Nicholas Financial, Inc.
                           Exhibit 1.1

         Schedule for Computation of Earnings Per Share

                           (Unaudited)


                                    Three Months              Six Months
                                Ended September 30,      Ended September 30,
                                  1997        1996         1997        1996
                              ---------------------------------------------------
Net income                          250,123     236,719     466,669      443,175
                              ===================================================
Weighted average number of
 common shares outstanding
 during the period                2,335,133   1,957,549   2,332,657    1,955,128

 Add: Primary common equivalent
 shares determined using the
 "treasury stock" method
 representing shares issuable
 upon exercise of stock option
 and warrants                             -     161,704           -      161,704
                              ---------------------------------------------------

Weighted average number of
 shares used in Primary
 EPS calculation                  2,335,133   2,119,253   2,332,657    2,116,832
                              ===================================================
 Add: Fully Diluted common
   equivalent shares determined
   using the "treasury stock"
   method representing shares
  	issuable upon exercises of
  	stock options and warrants             -     161,704           -      161,704
                              ---------------------------------------------------
Weighted average number of
  shares used in Fully Diluted
  EPS calculation                 2,335,133   2,119,253   2,332,657    2,116,832
                              ===================================================
Primary Earnings Per Share            $0.11       $0.11       $0.20        $0.21
                              ===================================================
Fully Diluted Earnings
  Per Share                           $0.11       $0.11       $0.20        $0.21
                              ===================================================
