Form 10QSB
period 1997-12-31
NICHOLAS FINANCIAL INC
filed 1998-02-11
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 1997



    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from ________ to _________.

                  Commission file number: 0-26680


                     NICHOLAS FINANCIAL, INC.
      (Exact name of registrant as specified in its Charter)


       British Columbia, Canada                   8736-3354
   (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)          Identification No.)

  2454 McMullen Booth Road, Building C
        Clearwater, Florida                         33759
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


  As of January 31, 1998 there were 2,354,346 shares of common stock outstanding

 This Form 10-QSB consists of 18 pages. Exhibits are indexed at page 17.

                    Nicholas Financial, Inc.

                           Form 10-QSB

                              Index


Part I. Financial Information                                           Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as of December 31, 1997..............3

Condensed Consolidated Statements of Income for the three and nine months ended December 31, 1997 and 1996.........................4

Condensed Consolidated Statements of Cash Flows for the
     nine months ended December 31, 1997 and 1996.........................5

Notes to the Condensed Consolidated Financial Statements..................6

Item 2. Management's Discussion and Analysis of the Financial
        Condition and Results of Operations...............................8

Part II. Other Information

Item 1.  Legal Proceedings...............................................15

Item 2.  Changes in Securities...........................................15

Item 3.  Defaults upon Senior Securities.................................15

Item 4.  Submission of Matters to a Vote of Security Holders.............15

Item 5.  Other Information...............................................15

Item 6.  Exhibits and Reports on Form 8-K................................15

         Signatures......................................................16

         Index of Exhibits...............................................17

         Exhibit 1.1 - Statement Regarding Computation
                       of Per Share Earnings.............................18

         Exhibit 2.1 - Reports on Form 8-K - Incorporated by reference

                     Nicholas Financial, Inc.

               Condensed Consolidated Balance Sheet

                            (Unaudited)

                                                   December 31,
                                                       1997
                                                  ---------------
Assets
Cash                                               $   113,182
Finance receivables, net                            29,794,264
Accounts receivable                                     15,742
Prepaid expenses and other assets                      384,641
Property and equipment, net                            188,840
Deferred income taxes                                  740,778
                                                   ------------
Total assets                                       $31,237,447
                                                   ============

Liabilities
Line of credit                                     $21,230,594
Notes payable - related party                        1,741,595
Accounts payable                                     1,248,559
Income taxes payable                                    36,281
Deferred revenues                                      206,637
Other liabilities                                       23,682
                                                   ------------
                                                    24,487,348

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized;none issued and outstanding                       -
Common stock, no par: 50,000,000 shares
authorized; 2,357,013  shares issued and
outstanding                                          3,772,553
Retained earnings                                    2,977,546
                                                   ------------
                                                     6,750,099
                                                   ------------
Total liabilities and shareholders' equity         $31,237,447
                                                   ============
See accompanying notes.

                    Nicholas Financial, Inc.

            Condensed Consolidated Statements of Income

                            (Unaudited)


                                          Three months ended         Nine months ended
                                               December 31               December 31
                                            1997        1996         1997         1996
                                        ---------------------------------------------------
Revenue:
 Interest income on
    finance receivables                 $1,898,889   $1,344,454   $5,437,818   $4,192,414
 Sales                                     105,175      112,301      326,915      349,613
                                        ---------------------------------------------------
                                         2,004,064    1,456,755    5,764,733    4,542,027
Expenses:
 Cost of sales                              25,531       23,053       70,166       70,609
 Marketing                                  77,101       59,708      236,507      181,122
 Administrative                            782,907      602,004    2,241,122    1,725,467
 Provision for credit losses               250,115      177,000      530,540      363,121
 Deferred compensation expense                   -      (29,347)           -          600
 Depreciation and amortization              21,000       20,843       75,000       63,030
 Interest expense                          534,444      395,867    1,534,632    1,214,469
                                        ---------------------------------------------------
                                         1,691,098    1,249,128    4,687,967    3,618,418
                                        ---------------------------------------------------
Operating income before income taxes       312,966      207,627    1,076,766      923,609

Income tax expense (benefit):
 Current                                   380,107      (77,033)     750,699      212,804
 Deferred                                 (255,950)     159,113     (329,411)     142,083
                                        ---------------------------------------------------
                                           124,157       82,080      421,288      354,887
                                        ---------------------------------------------------
Net Income                                $188,809     $125,547     $655,478     $568,722
                                        ===================================================
Earnings per share - Basic                   $0.08        $0.05        $0.28        $0.27
                                        ===================================================
Earnings per share - Diluted                 $0.08        $0.05        $0.28        $0.26
                                        ===================================================

See accompanying notes.



                    Nicholas Financial, Inc.

          Condensed Consolidated Statements of Cash Flows

                            (Unaudited)


                                                    Nine months ended December 31
                                                         1997             1996
                                                   -------------------------------
Operating activities
Net income                                          $   655,478      $   568,722
Adjustments to reconcile net income
 to net cash provided by operating activities:
Depreciation of property and equipment                   75,000           60,500
Provision for credit losses                             530,540          363,121
Amortization of intangible assets
  and deferred loan costs                                     -           16,534
Deferred compensation expense                                 -              600
Deferred income taxes                                  (329,411)         142,083
Changes in operating assets and liabilities:
Accounts receivable                                      16,482            5,721
Prepaid expenses and other assets                       (21,071)         (42,261)
Deferred revenues                                        32,623           14,327
Accounts payable                                        (25,465)        (175,988)
Other liabilities                                        (4,128)          61,455
Income taxes payable                                    (36,646)        (122,082)
                                                   --------------------------------
Net cash provided by operating activities               893,402          892,732

Investing activities
Increase in finance receivables,
  net of principal collected                         (4,401,712)      (3,261,887)
Purchase of property and equipment                      (81,499)         (74,994)
                                                   --------------------------------
Net cash used by investing activities                (4,483,211)      (3,336,881)

Financing activities
Net proceeds from notes payable-related
  party and line of credit borrowings                 3,535,500          154,791
Proceeds from sale of the Company's common stock         59,343        1,987,352
                                                   --------------------------------
Net cash provided by financing activities             3,594,843        2,142,143
                                                   --------------------------------
Net increase (decrease) in cash                           5,034         (302,006)

Cash, beginning of period                               108,148          490,791
                                                   --------------------------------
Cash, end of period                                    $113,182         $188,785
                                                   ================================
See accompanying notes.

                     Nicholas Financial, Inc.

     Notes to the Condensed Consolidated Financial Statements

                           (Unaudited)

                        December 31, 1997


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc(the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

2. Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Effective December 31, 1997 the Company adopted the provisions of Statement 128. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:

         Finance receivables, gross contract    $44,955,850
         Less:
              Unearned interest                  (9,995,142)
                                                ------------
                                                 34,960,708
              Nonrefundable dealer reserves      (3,774,310)
              Allowance for credit losses        (1,392,134)
                                                ------------
         Finance receivables, net               $29,794,264
                                                ============

The terms of the receivables range from 6 to 60 months and bear a weighted average effective interest rate of 24%.

4. Stock Split

Effective  September 5, 1997 the Company consolidated its common shares  on  a  one  for  three  basis. All information contained
in  this   report  has   been  restated  to  reflect  the  share
consolidation.



5. Line of Credit

The Company has a $30,000,000 line of credit facility (the Line) with BA Business Credit, Inc. which expires on June 30, 2000. Borrowings under the Line bear interest at the Bank of America prime rate plus 0.50%. The Company also has several LIBOR pricing options available. If the outstanding balance falls below $10,000,000 the Line bears interest at the Bank of America prime rate plus 1.75%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and its subsidiaries.


6. Notes Payable - Related Party

Notes payable consisted of the following:

Notes payable, unsecured, with interest at varying rates
up  to  12%,  quarterly and semiannual interest payments
due  through  June  1998,   at  which  time  the  entire
principal   balance   and   unpaid   interest   is  due,
subordinated to the Line.  The  notes are convertible at
the option  of  the holder, into common shares at prices
from $5.00 to $6.00 per share.                               $1,300,000

Note  payable,  unsecured,  interest  at  12%, quarterly
interest due through April 2000,at which time the entire
balance and  unpaid interest is due, subordinated to the
Line.  The  note  is  convertible  at  the option of the
holder, into common shares at $8.25 per share.                  200,000

Notes payable, unsecured, interest at 12%, principal and
interest due through May 1998.                                  218,841

Note  payable,  unsecured,  interest  at  12%, quarterly
interest due through August 1998, which time  the entire
principal balance is due.                                        22,754
                                                           -------------
                                                             $1,741,595
                                                           =============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended December 31, 1997 to $188,809 from $125,547 for the three month period ended December 31, 1996. Earnings were favorably impacted by an increase in the outstanding loan portfolio coupled with an improvement in the cost of funds. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended December 31, 1997 or 1996.

   Consolidated net income increased for the nine month period ended December 31, 1997 to $655,478 from $568,722 for the nine month period ended December 31, 1996. Earnings were favorably impacted by an increase in the outstanding loan portfolio coupled with a marginal improvement in the cost of funds. However, increased operating expenses and an increase in the provision for credit losses as compared to the period ended December 31, 1996, partially offset the items that favorably impacted earnings. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the nine month periods ended December 31, 1997 or 1996.

                                     Three Months Ended December 31,  Nine Months Ended December 31,
                                         1997             1996             1997            1996
                                     ----------------------------------------------------------------
Average Net Finance Receivables (1)   $34,502,973      $24,322,645     $33,033,908     $23,406,466

Average Indebtedness (2)               22,372,189       15,178,355      21,257,411      15,759,909

Total Revenues                          1,898,889        1,344,454       5,437,818       4,192,414

Interest Expense                          534,444          395,867       1,534,632       1,214,469

Net Interest Income                     1,364,445          948,587       3,903,186       2,977,945

Gross Portfolio Yield (3)                  22.01%           22.11%          21.95%          23.88%

Average Cost of Borrowed Funds (2)          9.56%           10.43%           9.63%          10.27%

Net Interest Spread (4)                    12.46%           11.68%          12.32%          13.61%

Net Portfolio Yield (3)                    15.82%           15.60%          15.75%          16.96%

Write-off to Liquidation (5)               11.02%           11.65%          10.63%          11.43%

Net Charge-Off Percentage (6)               9.33%           11.61%           9.43%          11.64%


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

(3) Gross  portfolio  yield  represents  total  revenues   as   a
    percentage   of   average  net  finance   receivables.    Net
    portfolio   yield  represents  net  interest  income   as   a
    percentage of average finance receivables.

(4) Net interest spread represents the gross portfolio yield less the average cost of borrowed funds.

(5) Liquidation  is defined as beginning receivable  balance plus
    current  period  purchases  minus   voids   and minus  ending
    receivable balance.

(6) Net charge-off percentage represents net charge-offs divided by average net finance receivables outstanding during the period.

Three months ended December 31, 1997 compared to three months ended December 31, 1996

Interest Income and Loan Portfolio

   Interest revenue increased 41% to $1.9 million for the period ended December 31, 1997, from $1.3 million for the period ended December 31, 1996. The net finance receivable balance totaled $29.8 million at December 31, 1997, an increase of 40% from the $21.2 million at December 31, 1996. The gross finance receivable balance increased 42% to $45.0 million at December 31, 1997 from $31.6 million at December 31, 1996. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 22.11% for the period ended December 31, 1996 to 22.01% for the period ended December 31, 1997. The primary reason that net finance receivables increased was the opening of three additional branches and increasing the transaction volume in several existing branches.

 Computer Software Business

   Sales  for  the period ended December 31, 1997  were  $105,175 compared to $112,301 for the period ended December 31, 1996, a decrease of 6%. This decrease was primarily due to a decrease in new installations during the period ended December 31, 1997.

 Operating Expenses

       Operating expenses, excluding provision for credit losses, stock compensation expense and interest expense, increased to $906,539 for the period ended December 31, 1997 from $705,608 for the period ended December 31, 1996. This increase of 28% was primarily attributable to the opening of three additional branches. The Company also incurred additional operating expenses as the result of increasing its number of regional managers from two to three, as well as increasing the number of home-office personnel.

 Interest Expense

      Interest expense increased to $534,444 for the period ended December 31, 1997 as compared to $395,867 for the period ended
December 31, 1996. This increase was due to an increase in average outstanding borrowings from $15.2 million to $22.4 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 10.43% for the period ended December 31, 1996 to 9.56% for the period ended December 31, 1997 .

Nine months ended December 31, 1997 compared to Nine months ended
December 31, 1996


  Interest Income and Loan Portfolio

    Interest revenue increased 30% to $5.4 million for the period ended December 31, 1997, from $4.2 million for the period ended December 31, 1996. The net finance receivable balance totaled $29.8 million at December 31, 1997, an increase of 40% from the $21.2 million at December 31, 1996. The gross finance receivable balance increased 42% to $45.0 million at December 31, 1997 from $31.6 million at December 31, 1996. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 23.88% for the period ended December 31, 1996 to 21.95% for the period ended December 31, 1997. This decrease was caused by the fact that for contracts purchased during the last four quarters, the Company, has reclassified a larger portion of future unearned finance charges (at the time the contract was purchased) to the reserve for credit losses as compared to previous quarters. In addition, the Company has purchased contracts that represent newer used vehicles that carry a lower rate of interest and at a lower discount than the historical average of contracts purchased by the Company. The primary reason that net finance receivables increased was the opening of three additional branches and the increased transaction volume in several existing branches.


 Computer Software Business

   Sales  for  the period ended December 31, 1997  were  $326,915 compared to $349,613 for the period ended December 31, 1996, a decrease of 6%. This decrease was primarily due to a decrease in new installations during the period ended December 31, 1997.

 Operating Expenses

   Operating expenses, excluding provision for credit losses, stock compensation expense and interest expense, increased to $2,622,795 for the period ended December 31, 1997 from $2,040,828 for the period ended December 31, 1996. This increase of 29% was primarily attributable to the opening of three additional branches. The Company also incurred additional operating expenses as the result of increasing its number of regional managers from two to three, as well as increasing the number of home-office personnel.
 .

 Interest Expense

   Interest expense increased to $1,534,632 for the period ended December 31, 1997 as compared to $1,214,469 for the period ended December 31, 1996. This increase was due to an increase in average outstanding borrowings from $15.8 million to $21.3 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 10.27% for the period ended December 31, 1996 to 9.63% for the period ended December 31, 1997 .

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company batches its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans processed by a Company branch office during a fiscal quarter. The average pool consists of 65 Contracts with an aggregate initial principal amount of approximately $458,000. As of December 31, 1997, the Company had 146 active pools.

   The Company pools Contracts according to branch locations, which are located in the States of Florida and Georgia. Pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools allow the Company to evaluate the performance of the branch personnel, who are given the responsibility at the branch level to underwrite and service their loan portfolio.

   A pool retains an amount equal to 100% of the discount as a reserve for credit losses. In situations where the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. If the reserve for credit losses established at inception is exhausted for a pool which is not fully liquidated, then a charge to income will be used to reestablish the reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are recognized as income.

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of December 31, 1997, the Company had established reserves for losses on Contracts of $5,166,444, or 15% of net outstanding receivables.

   Because of the small number of direct consumer loans currently outstanding, a reserve for losses is established at the time the loan is made. As of December 31, 1997, the Company had established reserves for losses on direct loans of $62,204 or 7% of net outstanding receivables. When the volume of such loans increases, the Company intends to utilize a pooling arrangement similar to that used in connection with Contracts in establishing reserves. As of December 31, 1997, the Company had not experienced material losses under its direct consumer loan program.

   The provision for credit losses was $250,115 for the three month period ended December 31, 1997 and $530,540 for the nine month period ended December 31, 1997 as compared to $177,000 for the three month period ended December 31, 1996 and $363,121 for the nine month period ended December 31, 1996. This increase was due primarily to the 40% increase in the net finance receivable balance as of December 31, 1997 compared to December 31, 1996.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                                 Nine months Ended       Nine months Ended
                                 December 31, 1997       December  31,1996
                              ----------------------    -------------------


Contracts
Gross Balance Outstanding           $43,891,053                 $30,671,373

                               Dollar                       Dollar
Delinquencies                  Amount       Percent*        Amount    Percent*
                               ----------------------      ---------------------
30 to 59 days                  $2,002,041       4.56%       $1,407,393    4.59%
60 to 89 days                     649,417       1.48%          311,285    1.01%
90  +  days                       248,104       0.57%          159,333    0.52%
                              -----------------------      ---------------------
Total Delinquencies            $2,899,562                   $1,878,011

*Total Delinquencies as
 percent of outstanding balance                 6.61%                     6.12%

Direct Loans
Net Balance Outstanding             $893,655                    $775,875

Delinquencies

30 to 59 days                  $   12,336       1.38%       $   18,621    2.40%
60 to 89 days                       1,087       0.12%                0    0.00%
90 + days                             682       0.08%                0    0.00%
                             -----------                   ----------
Total Delinquencies            $   14,105                   $   18,621

*Total Delinquencies as a
percent of outstanding balance                  1.58%                     2.40%


Income Taxes

  The Company's effective tax rate remained relatively consistent at 39.67% and 39.13% for the three and nine months ended December
31, 1997, as compared to 39.53% and 38.42% for the three and nine months ended December 31, 1996, respectively.

Liquidity and Capital Resources

The Company's cash flows for the nine months ended December 31, 1997 and December 31, 1996 are summarized as follows:

                                      Nine months ended    Nine months ended
                                         December 31,         December 31,
                                             1997                 1996
                                      -----------------    -----------------
  Cash provided by (used in):
    Operating Activities -              $    893,402         $     892,732
    Investing Activities -
    (primarily purchase of Contracts)     (4,483,211)           (3,336,881)

    Financing Activities                   3,594,843             2,142,143

  Net increase (decrease) in cash              5,034              (302,006)


     The Company's primary use of working capital during the nine months ended December 31, 1997 was funding the purchase of Contracts. The Contracts were financed substantially through borrowings from the Company's Line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of December 31, 1997 the Company had approximately $8.8 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

      The self-liquidating nature of installment Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company's need for cash and it's ability to borrow under the terms of its line of credit. The Company believes that borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt or the sale of additional securities in the capital markets, will be sufficient to meet its short and long-term funding needs.


Future Expansion

      The Company currently operates fourteen branch locations, eleven in the State of Florida and three in the State of Georgia.
The Company expects to evaluate several markets in the southeast for possible expansion.

      The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of its loan portfolio of Contracts, the Company believes it will be necessary to increase the size of its Line of Credit.

      The Company believes that opportunity for growth continues to exist in the States of Florida and Georgia and for the foreseeable future intends generally to concentrate its expansion activities in those states. The Company has identified Pensacola, and Boca Raton as areas in Florida and Macon and Valdosta as areas in Georgia where it may open additional branch offices during fiscal 1999.

Impact of Year 2000

     The Company has completed an assessment that it will have to modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated to be immaterial. The Company's NDS software subsidiary has designed, implemented and maintained all in-house computer systems. To date the Company has not incurred any material expenses related to the Year 2000 issue and does not expect to incur any material costs.

      The project is expected to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose any significant operational problems for its computer systems.

Forward-Looking Information

   This 10-QSB contains various forward-looking statements and information that are based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company's products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company's existing and future markets, the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition.

                   Part II - Other Information


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -
None

Item 5.   Other Information - None

Item 6.   (a) Exhibits - See exhibit index following the signature
                         page.

          (b) Reports on Form 8-K - Effective December 23, 1997 the Company's common stock was approved for listing on the NASDAQ SmallCap System and commenced trading on December 29, 1997,under the symbol NICKF.

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on February 11, 1998.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: February 11, 1998       /s/ Peter L. Vosotas
                                Peter L. Vosotas
                                Chairman, President, Chief
                                Executive Officer
                                (Principal Executive Officer)


  Date: February 11, 1998       /s/ Ralph T. Finkenbrink
                                Ralph T. Finkenbrink
                                (Principal Financial Officer
                                and Accounting Officer)

                          EXHIBIT INDEX

    Exhibit Document

    1.1   Schedule  for  Computation of Earnings Per Share
    2.1   Reports on Form 8-K - Incorporated  by reference


                    Nicholas Financial, Inc.
                           Exhibit 1.1

Schedule for Computation of Basic and Diluted Earnings Per Share:

                           (Unaudited)


                                              Three Months             Nine Months
                                            Ended December,31       Ended December,31
                                             1997        1996        1997        1996
                                          ----------------------------------------------
    Numerator:
       Net income                         $188,809    $125,547      $655,478   $568,722
       Numerator for basic earnings
        per share - income Available
        to common stockholders             188,809     125,547       655,478    568,722

       Numerator for dilutive earnings
       per share - income Available to
       common stockholders                $188,809    $125,547      $655,478   $568,722


    Denominator:
       Denominator for basic earnings
       per share - Weighted average
       shares                            2,353,263   2,299,248     2,339,526  2,069,834

       Effect of dilutive securities:
         Employee stock options (A)          6,229      42,210        14,403     52,737
         Stock warrants (A)                      0           0             0          0
                                         ----------------------------------------------
    Dilutive potential common shares         6,229      42,210        14,403    101,192
     Denominator for diluted earnings
      per share--
       Adjusted weighted-average shares  2,359,492   2,341,458     2,353,929  2,171,026
                                         ==============================================
    Basic earnings per share                 $0.08       $0.05         $0.28      $0.27

    Diluted earnings per share               $0.08       $0.05         $0.28      $0.26

    Footnote A:
        Options                             87,293      38,833        86,097     14,833
        Warrants                           333,333     333,333       333,333    111,111

       The options and warrants above were outstanding but not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
