Form 10KSB
period 1998-03-31
NICHOLAS FINANCIAL INC
filed 1998-06-29
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                             FORM 10-KSB


   X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             ACT OF 1934

             For the fiscal year ended March 31, 1998


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


  Issuer's Telephone Number, Including Area Code: (813)726-0763
  Securities registered under Section 12(b) of the Exchange Act:

                                          Name of Each Exchange
     Title of Each Class                   on Which Registered
    ---------------------                -----------------------
            None
     __________________                     __________________
     __________________                     __________________

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

Yes [X]   No [ ]


Check if disclosure of delinquent filers pursuant to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  [   ]

The issuer's revenues for its most recent fiscal year were $7,937,022 As of May 31 , 1998, 2,357,013 shares of the
Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $8,249,546

DOCUMENTS INCORPORATED BY REFERENCE:
     Proxy Statement, dated July 01, 1998.
     Form 10-KSB Reference: Part III, Items 9 and 10

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [ X ]

                   NICHOLAS FINANCIAL, INC.
                  FORM 10-KSB ANNUAL REPORT
                     TABLE OF CONTENTS

PART I
Page No.
     Item 1.      Description of Business........................2
     Item 2.      Description of Properties.....................10
     Item 3.      Legal Proceedings.............................10
     Item 4.      Submission of Matters to a Vote of
                   Security Holders.............................10

PART II

     Item 5.      Market for Common Equity and Related
                   Stockholder Matters..........................11
     Item 6.      Management's Discussion and Analysis of
                   Financial Condition and Results
                   of Operations................................12
     Item 7.      Financial Statements..........................18
     Item 8.      Changes In and Disagreements With
                   Accountants on Accounting
                   and Financial Disclosure.....................18
PART III
     Item 9.      Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with
                   Section 16 (a) of the Exchange Act.......... 19
     Item 10.     Executive Compensation........................19
     Item 11.     Security Ownership of Certain Beneficial
                   Owners and Management........................20
     Item 12.     Certain Relationships and Related
                   Transactions.................................20
     Item 13.     Exhibits and Reports on Form 8-K..............21



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

                               PART I

Item 1.     Description of Business

General

      Nicholas Financial, Inc. ("Nicholas Financial-Canada") is a Canadian holding company incorporated under the laws of British Columbia. The business activities of Nicholas Financial-Canada are conducted through its wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. ("Nicholas Financial") and Nicholas Data Services, Inc., ("NDS"). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing installment sales contracts ("Contracts") for purchases of new and used automobiles and light trucks. To a lesser extent, the Company also makes direct consumer loans and sells consumer-finance related products ("Insurance Products"). NDS is engaged in designing, developing, marketing and support of industry specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial's financing activities accounted for approximately 94.4% of consolidated revenues for the fiscal year ended March 31, 1998 and NDS's activities accounted for approximately 5.6% of such revenues during the same period.

       Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the "Company". Unless otherwise specified, all financial information herein is designated in United States currency.

       The Company's principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater Florida 33759, and its telephone number is (813) 726-0763.


Automobile Finance Business

      The  Company  is  engaged  in  the   business  of  providing
financing programs, primarily on behalf of purchasers of new and used cars and light trucks who meet the Company's credit standards, but who do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed, the customer's job instability or credit history. Unlike traditional lenders which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to
purchase  installment  sales  contracts   for  purchases  made  by
borrowers who do not have a good credit history and for older model and high mileage automobiles. In making decisions regarding the purchase of a particular installment sales contract the Company considers the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from
which  the  Company is purchasing   the Contract, and the value of
the automobile in relation to the purchase price and the term of the installment sales contract.

     The Company's automobile finance programs are currently conducted in Florida and Georgia only under the name Nicholas Financial, Inc. The Company currently operates eleven branch offices in Florida and three branch offices in Georgia. As of March 31, 1998 the Company had non-exclusive agreements with approximately 500 dealers for the purchase of retail installment sales contracts (the "Contracts") that meet the Company's financing criteria. The dealer agreements require the dealer to originate Contracts in accordance with the Company's guidelines.

      From July 1990 through March 31, 1998, the Company had purchased 14,714 Contracts with an initial principal amount aggregating approximately $98,959,342. The average initial principal amount of Contracts purchased by the Company was $6,726 and the contracts had an average initial term of 34 months. The Contracts were purchased from automobile dealers at an average discount of approximately 11% from their initial principal amount.

     The obligors under the Contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts, accident and health insurance and/or credit life insurance, are generally financed over a period of 12 to 60 months. Accident and health insurance coverage enables the borrower to make required payments under the Contract in the event the borrower becomes unable to work because of illness or accident and credit life insurance pays the borrower's obligations under the Contract upon his or her death.

      The annual percentage rate ("APR") is the actual cost of borrowing money, expressed in form of the annual interest rate payable by the borrower. The APR for Contracts purchased by the Company range from 18% to 30%. As of March 31, 1998, the average APR on Contracts purchased and currently outstanding is 24% and the average discount from the initial principal amount is 10%.

      The Company purchases Contracts from the automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the credit worthiness of the purchaser. In certain markets, competition determines the discount that the company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 5% to 30% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. Virtually all Contracts purchased by the Company since April 1, 1992 have been purchased from dealers without recourse, meaning that the Company, not the dealer, bears the risk of nonpayment by the borrower under the Contract. Prior to April 1, 1992 some Contracts were acquired with full recourse against the dealer for nonpayment by the borrower. As of March 31, 1998, substantially all of the Company's loan portfolio consisted of Contracts that were purchased without recourse against the dealer. Although substantially all the Contracts in the Company's loan portfolio were acquired without recourse, the dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

      The Company purchases a Contract only after the Dealer (seller) and the Company arrive at a negotiated price for the Contract and the dealer has provided the Company with the requisite proof that the vehicle is properly titled, that the Company has a perfected first priority lien on the financed vehicle, that the customer has obtained the required collision insurance naming the Company as loss payee, that the installment sales contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract through maturity.


      The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as a loss payee, with a deductible of not more than $500. The Company does not offer collision insurance. Both the Company and its Dealers offer purchasers of vehicles certain other "add on products". These products are offered by the Dealer on behalf of the Company or by the automobile Dealer of behalf of the Dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, credit life insurance, credit accident and health insurance and credit property insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract. As of March 31, 1998, approximately 25% of the borrowers under Contracts in the Company's loan portfolio had elected to purchase "add on products".

Direct Consumer Loans

      Although the Company is licensed to make small direct consumer loans up to $25,000, the average loan made to date by the Company had an initial principal balance of $2,259. The Company does not expect the average loan size to increase significantly within the foreseeable future and does not presently intend to make loans at the maximum size permitted under its license. The Company offers loans primarily to borrowers under the Contracts previously purchased by the Company. In deciding whether or not to make a loan, the Company considers the individual's credit history, job stability and income and impressions created during a personal interview with a Company loan officer. Additionally, because approximately 90% of the direct consumer loans made to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The direct consumer loan program was implemented in April 1995 and is not currently a significant source of revenue for the Company. As of March 31, 1998 loans made by the Company pursuant to its direct consumer loan program constituted approximately 2% of the aggregate principal amount of the Company's loan portfolio. As of March 31, 1998, the average APR for direct consumer loans made by the Company was 26%, with a range of 18 to 30%.

      In connection with its direct consumer loan program the Company also offers health and accident insurance coverage and credit life insurance to borrowers. Borrowers in approximately 66% of the 530 loan transactions outstanding as of March 31, 1998 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the borrower.

      As of March 31, 1998, approximately 98% of the aggregate outstanding principal balance of loans in the Company's loan portfolio was comprised of Contracts purchased from automobile dealers and 2% consisted of loans made pursuant to the Company's direct loan program. The Company currently typically purchases between 250 and 400 indirect contracts each month and originates between 50 and 100 direct consumer loans each month.


Financing Sources

      The Company finances the acquisition of Contracts with its retained earnings, cash flow from the operations, loans from investors, insiders and a line of credit with a lending institution. In July of 1997 the Company expanded its line of credit capacity to $ 30 million and is currently negotiating another increase in the size of the line, an extended maturity date, and other various components of its contract with BankAmerica. No assurance can be given that the size of such line will be increased or that the maturity date will be extended.

     As of March 31, 1998, The Company owed approximately $1.6 million to 7 investors who purchased notes issued by the Company. These notes bear interest at rates from 10.5% to 12%. In most cases, the Company's obligation to repay the note is subordinated to payment of its payment obligations under the BankAmerica line of credit.

      The BankAmerica line of credit is secured by finance receivables and other assets of the Company. The interest rate payable by the Company on funds drawn down under the line of credit decreases as the amount drawn down increases. For the first $10 million drawn down the interest rate is 1.75% over the base prime rate as announced and published from time to time by BankAmerica. After the amount drawn down exceeds $10 million, the interest rate on the entire amount decreases to 1.25% over the base prime rate until the amount drawn down exceeds $15 million, at which time the rate decreases to 0.50% over such base prime rate. In addition to interest, the Company also pays a monthly fee to BankAmerica equal to .25% of the amount available under the line of credit that has not been drawn down. As of March 31, 1998, the Company had drawn down approximately $23.4 million under the line of credit. As of that date the interest rate payable by the Company under the line of credit was 9.0%. The revolving line expires in June 2000.

Underwriting Guidelines

      The Company's typical customer is 30 years old, has a monthly gross income of $1,500 and a credit history that fails to meet the lending standards of most banks and most credit unions. Among the credit problems experienced by the Company's customers that resulted in a poor credit history are: unpaid revolving credit card obligations; unpaid medical bills; unpaid student loans; prior bankruptcy; and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

      Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer's background, employment, and credit history. The Company also obtains a credit reports from Equifax, TRW and TransUnion which are independent reporting services. The Company verifies the consumer's employment history, income and residence. In most cases consumers are interviewed by telephone by a Company application processor.

      The Company utilizes internally prepared buying guidelines used by its Branch Managers and underwriters when purchasing Contracts. Any contract that does not meet these guidelines must be approved by the senior management of the Company. The Company currently has three regional managers whose responsibility it is to manage the specific branches in a defined geographic area. In addition to a variety of administrative duties, the Regional
Mangers are responsible to monitor their assigned branches in compliance with the Company's underwriting standards.

       The Company continues to utilize the Special Operations Department, ("SOD") to perform on-site audits of branch compliance with Company buying guidelines. SOD will audit Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of branch manager, previous branch audit score, historical and current branch profitability. SOD is an independent department that reports to the Accounting and Administrative Management of the Company. The Company believes that an independent review and audit of its branches that is not tied to the sales function of the Company is imperative as it results in information that is impartial.

      The Company uses essentially the same criteria in analyzing the purchase of a Contract as it does in analyzing a direct consumer loan. Lending decisions regarding direct consumer loans are made based upon a review of the customer's loan application, credit history, job stability, income, in-person interviews with a Company loan officer and the value of the collateral offered by the borrower to secure the loan. To date, since approximately 90% of the Company's direct loans have been made to individuals whose automobiles have been financed by the Company, the customer's payment history under the automobile installment sale agreement is a significant factor in the lending decision. The decision process with respect to the purchase of Contracts is similar, however, the customer's prior payment history with automobile loans is weighted more heavily in the decision making process and the collateral value of the automobile being financed is considered.

      After  reviewing   the  information  included  in  the  loan
application and taking the other factors into account, Company representatives categorize the borrower using traditional credit classifications of "A", indicating high credit-worthiness, through "D", indicating lower credit-worthiness.

      In the absence of other factors, such as a favorable payment history on a Contract held by the Company, the Company generally makes direct consumer loans only to individuals rated in categories "B" or higher. Contracts are financed for individuals who fall within all four acceptable rating categories utilized, "A" through "D". Usually borrowers who fall within the two highest categories are purchasing a two to four year old, low mileage used automobile from the inventory of a new car (franchise dealer), while borrowers in the two lowest categories are purchasing an older, high mileage automobile from an independent used automobile dealer. Approximately 5% of the loans financed by the Company are with customers rated in the "A" category, 15% are rated "B", 70% are rated "C" and 10% are rated "D".

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

      The Company's Management Information Services personnel maintain a number of reports to monitor compliance by borrowers with their obligations under Contracts and direct loans made by the Company. These reports may be accessed on a real-time basis throughout the Company by management personnel, including branch office managers and staff, at computer terminals located in the main office and each branch office. The reports include:
delinquency aging reports, insurance due reports, customer promises reports, vehicle information reports, purchase reports, dealer analysis reports, static pool reports, and repossession reports.

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

     Accounts that are less than 120 days matured are reported one day past due after their due date. After an account has matured more than 120 days, it does not show up on the delinquency report until it is 11 days past due, at which time a late charge is assessed. Once an account becomes 30 days past due, repossession proceedings are implemented unless the borrower provides the Company with an acceptable explanation for the delinquency and displays a willingness and ability to make the payment, and there is an agreed upon plan to return the account to current status. When an account is 60 days past due , the Company ceases amortization of the Contract and repossession proceedings are initiated. At 120 days delinquent, if the vehicle has not yet been repossessed, the account is written off. Once a vehicle has been repossessed, it no longer appears on the delinquency report. It then appears on the Company's repossession report and is sold, either at auction or to an automobile dealer.

      When an account becomes delinquent, the Company immediately contacts the borrower to determine the reason for the delinquency and to determine if arrangements for payment can appropriately be made. Once payment arrangements acceptable to the Company have been made, the information is entered in its data base and is used to generate a "Promises Report", which is utilized by the collection staff for account follow up.

      The Company generates an insurance report to monitor compliance with the insurance obligations imposed upon borrowers. This report includes the account number, name and address of the borrower, information regarding the insurance carrier, summarizes the insurance coverage, identifies the expiration date of the policy, and provides basic information regarding payment dates and term of the Contract. This report helps the Company in identifying borrowers whose insurance policy is up for renewal or in jeopardy of being canceled. The Company sends written notices to , and makes direct contact with, borrowers whose insurance policies are about to lapse or be canceled. If the borrower fails to provide proof of coverage within 30 days of notice, the Company has the option of purchasing insurance and adding the cost and applicable finance charges to the balance of the Contract.

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

      The Company's policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the borrower has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the branch manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by his Regional Manager, it must then be approved by a corporate officer. The repossessor delivers the vehicle to a secure location specified by the Company where it is held. The Company maintains relationships with several licensed repossession firms which repossess vehicles for fees that range from $100 to $300 for each vehicle repossessed. As required by Florida and Georgia law, the customer is notified by certified letter that the vehicle has been repossessed and that to retain the vehicle he must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter. The minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses associated with the repossession incurred by the Company. If satisfactory arrangements for return of the vehicle are not made within the statutory period, the
Company then sends title to the vehicle to the state title transfer department which then registers the vehicle in the name of the Company. The Company then either sells the vehicle to a dealer or has it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time the Company takes possession of a vehicle and the time it is sold by a dealer or at auction. During its most recent fiscal year, repossessed vehicles have been sold at prices that average approximately $1,000 to $1,500 less than the price paid by the Company for the Contract. When the Company determines that there is a reasonable likelihood of recovering part or all of any deficiency against the borrower under the Contract, it pursues legal remedies available to it including law suits, judgement liens and wage garnishments. Historically, the Company has recovered approximately 15% of deficiencies from such borrowers.

Marketing and Advertising

       The Company's Contract marketing efforts are directed at automobile dealers. The Company attempts to meet dealers' needs
by   offering     highly-responsive,    cost-competitive       and
service-oriented financing programs. The Company relies on its Regional and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 25 mile radius of each branch office. The Branch manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising for the purchase of Contracts such as radio or newspaper advertisements.

      Currently, the primary method utilized by the Company in soliciting borrowers under its direct consumer loan program is through direct mailings followed by telephone calls to individuals who have a good credit history with the Company with Contracts purchased by the Company. The Company intends to expand its solicitation of such loans when management believes its staff is adequately trained to evaluate credit risks associated with such loans.


The  Industry

      The non-prime automobile finance market is highly fragmented and historically has been serviced by a variety of financial entities, including captive finance subsidiaries of major automobile manufactures, banks, independent finance companies, and small loan companies. Many of these financial entities do not consistently provide financing to this market. Although prime borrowers represent a large segment of the automobile financing market, there are many potential purchasers of automobiles who do not qualify as prime borrowers. Purchasers considered by the Company to be non-prime borrowers are generally unable to obtain credit from traditional sources of automobile financing. The Company believes that, because these potential purchasers represent a substantial market, there is a demand by automobile dealers with respect to financing for non-prime borrowers that has not been effectively served by traditional automobile financing sources. The Company is unaware of any authoritative estimates of the non-prime portion of this market , however there are unsubstantiated estimates of between $80 billion and $150 billion in non or sub-prime auto and light truck annual financing.

      In the past three years the Company has seen several of its most aggressive competitors report unexpected losses due to, but not limited to, inadequate reserves and accounting irregularities. The Company believes the circumstances causing the industry turmoil are the result of poor reserve analysis, overall lack of responsible financial management and insufficient internal controls. The Company believes that its static pool reserve analysis, internal controls and experienced management team will continue its history of accurate and reliable financial reporting, although no assurances can be given in this regard.


Computerized Information System

      The Company's operations utilize integrated computer systems developed by NDS to enhance its ability to respond to customer inquiries, to monitor the performance of its investment portfolio and the performance of individual borrowers under Contracts. All personnel are provided with instant, simultaneous access to information from a single shared database. The Company has created specialized programs to automate the tracking of loans from inception. The capacity of the networking system includes the Company's branch office locations. See the discussion under Servicing and Monitoring of Contracts for a summary of the different reports prepared by the Company.

Strategy

      The Company's business strategy is to continue its growth and to increase its profitability through greater penetration in its current markets, controlled geographic expansion into new markets and selective portfolio acquisitions. As of the date of this report, the Company has no commitments or agreements in principle with respect to any expansion into new geographic markets or any portfolio acquisitions. The Company also intends to continue its expansion through the increased origination of additional direct consumer loans. The Company believes that opportunity for growth continues to exist in the State of Florida as well as Georgia and for the foreseeable future intends to concentrate its expansion activities there.

Competition

       The consumer finance industry is fragmented and highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by the Company including banks, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources than the Company. The Company does not believe that increased competition for the purchase of Contracts will cause a reduction in the interest rate payable by the purchaser of the automobile. However, increased competition for the purchase of Contracts will enable automobile dealers to shop for the best price, thereby giving rise to an erosion in the discount from the initial principal amount at which the Company would be willing to purchase Contracts.

     The Company's target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history, the vehicle's mileage or age. The Company has been able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies which purchase automobile receivables in that market segment. Because of the daily contact that many of its employees have with automobile dealers located throughout the market areas served by it, the Company is generally aware of the terms upon which its competitors are offering to purchase Contracts. The Company's policy is to modify its terms if necessary to remain competitive. The Company has no intention and will not sacrifice credit quality, its purchasing criteria or prudent business practices in order to meet the competition or be driven by unrealizable growth expectations. The Company will always analyze new lending programs and marketing methods which may be implemented with the objective of increasing profits and or its market share, including the possibility of offering to purchase portfolios of seasoned
Contracts   from  dealers  in  bulk   transactions from $50,000 to
$5,000,000.

     The Company's ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 500 dealers that the Company has contractual relationships with accounted for over 5% of its business volume in the past year.


Regulation

      The Company's financing and insurance operations are subject to regulation, supervision and licensing under various Federal,
State and local statutes and ordinances. Additionally , the procedures that must be followed by the Company in connection with the repossession of vehicles securing Contracts are regulated by the State of Florida and the State of Georgia. To date, the Company's operations have been conducted exclusively in the States of Florida and Georgia. Accordingly, the laws of the State of Florida and Georgia as well as applicable federal laws, govern the Company's operations. Compliance with existing laws and regulations applicable to the Company has not had a material adverse effect on the Company's operations. Management believes that it maintains all requisite licenses and permits and is in material compliance with all applicable Local, State and Federal regulations.

     The Company has been issued a Retail Installment Seller's License and a Sales Finance Company License by the Florida Department of Banking and Finance and the Georgia Secretary of State (Business Services & Regulation). Pursuant to regulations of the State of Florida governing the Company's financing business activities, the Department of Banking and Finance conducts an on site audit of each of the Company's branches annually, to monitor compliance with the applicable regulations . The regulations govern, among other matters, licensure requirements, requirements for maintenance of proper records, payment of required fees to the State of Florida and the State of Georgia, maximum interest rates that may be charged on loans to finance used vehicles, and proper disclosure to customers regarding financing terms.


Employees

      The Company's executive management and various support functions are centralized at the Company's Corporate Headquarters in Clearwater, Florida. As of March 31, 1998 the Company employed a total of 63 persons, five of whom work for NDS and 58 of whom work for Nicholas Financial. The Company provides paid holidays, vacation, sick time , jury time , health and life insurance, long-term disability insurance, dental insurance, and a 401(k) plan for all employees. No employees are covered by a collective bargaining agreement and the Company believes it has good relations with its employees.

Item 2. Description of Properties

     The Company leases its Headquarters and branch office facilities. Its Headquarters, located at 2454 McMullen Booth Road, Building C in Clearwater, Florida, consists of approximately 4,500 square feet. The Company occupies the space pursuant to a lease that commenced on July 1, 1995 and expires on June 30, 1999. The current monthly rent is $4,251, with annual increases of approximately 2.25% in each subsequent year of the lease.
Management believes this office space is adequate to meet its needs for the foreseeable future.

       Each of the Company's 14 branch offices consists of approximately 1,000 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from two to five years at annual rates ranging from $6 to $15 per square foot.


Item 3. Legal Proceedings

      The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business none of which, in the opinion of management, will have a material effect on the Company's business, financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

         None

                          PART II


Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's common stock has been listed for trading on the Vancouver Stock Exchange since 1987 under the symbol "NFC.U". On August 21, 1997, the Board of Directors passed a resolution to implement a one-for-three reverse split of the Company's common stock. Effective September 5, 1997, the Company's shareholders of record own one share of common stock for every three shares of common stock owned prior to September 5, 1997. The purpose of the reverse split was to qualify for the minimum share price required by the National Association of Security Dealers, ("NASD") for inclusion under the SmallCap system. In September 1997, the Company applied to the NASD for approval to list its common stock on the NASDAQ SmallCap System. On December 23, 1997 the Company's NASDAQ application was approved and trading of the Company's common stock commenced December 29, 1997, under the symbol " NICKF ". On February 17 , 1998, the Board of Directors passed a Resolution removing the Company's common stock from listing on the Vancouver Stock Exchange. Effective March 11, 1998, the Company's common stock listing was removed from the Vancouver Stock Exchange.

      Holders of Common Stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefor. It has been the Company's policy to retain earnings to finance the growth of its business. Accordingly, the Company has not issued a cash dividend and has no plans to do so in the near future. As of March 31, 1998, there were approximately 500 stockholders of record of the Company's Common Stock.

The following table reflects the high and low sale prices for the Company's common stock on the Vancouver Stock Exchange for all of fiscal 1997, and for the period April 1, 1997, through March 11, 1998.


Price Range of Common Stock

Year ended March 31, 1998                      High          Low

     First Quarter ...........                $4.86         $3.60
     Second Quarter...........                $5.10         $3.70
     Third Quarter............                $4.50         $4.00
     Fourth Quarter.(through March 11, 1998)  $4.50         $2.75

Year ended March 31, 1997                      High          Low

     First Quarter ...........                $7.77         $5.19
     Second Quarter...........                $8.85         $6.60
     Third Quarter............                $7.20         $3.75
     Fourth Quarter...........                $6.15         $3.90


The following table reflects the high and low sale prices for the Company's common stock on the NASDAQ SmallCap system which commenced trading on December 29, 1997.


Year ended March 31, 1998                   High           Low

     Third  Quarter.........                $4.20         $4.20
     Fourth Quarter...........              $4.50         $2.75


Item 6. Management's Discussion and Analysis


Overview

     Consolidated net income increased in the fiscal year ended March 31, 1998 to $913,690 or $0.39 per share from $792,254 or
$0.36 per share in the fiscal year ended March 31 , 1997. Earnings for the year were favorably impacted by a significant increase in the outstanding loan portfolio coupled with a marginal improvement in the cost of funds.

The following table sets forth certain financial data:

_________________________________________________________________________
                                              Years Ended March 31
                                            1998                1997
_________________________________________________________________________

Average Net Finance Receivables (1)      $34,024,030         $24,932,075

Average Indebtedness (2)                  21,898,605          16,566,604

Interest Income                            7,493,630           5,749,410

Interest Expense                           2,080,337           1,656,402

Net Interest Income                        5,413,293           4,093,008
_________________________________________________________________________

Gross Portfolio Yield (3)                      22.02%              23.06%

Average Cost of Borrowed Funds (2)              9.50%              10.00%

Net Interest Spread (4)                        12.52%              13.06%
_________________________________________________________________________
Net Portfolio Yield (3)                        15.91%              16.42%
_________________________________________________________________________
<FOOTNOTE>


(1) Average net finance receivables represent the average of net finance receivables throughout the year. Net finance receivables represents gross finance receivables less any unearned finance charges related to those receivables.

(2) Average Indebtedness represents the average outstanding borrowings under its senior credit line with BankAmerica, subordinated debt and notes payable. Average cost of borrowed funds represents interest expense as percentage of average indebtedness.

(3) Gross portfolio yield represents interest income as a percentage of average finance receivables. Net portfolio yield represents net interest income as a percentage of average finance receivables.

(4) Net interest spread represents the gross portfolio yield less the average cost of borrowed funds.


Fiscal 1998 compared to Fiscal 1997


Interest Income and Loan Portfolio

     Interest income on finance receivables, predominantly finance charge income, increased 30% to $7.5 million in fiscal 1998 from $5.7 million in fiscal 1997. The net finance receivable balance totaled $32.4 million at March 31, 1998, an increase of 25% from the $25.9 million at March 31, 1997. The gross finance receivable balance increased 30% to $50.1 million at March 31, 1998 from $38.7 million at March 31, 1997. The primary reason interest revenue increased was the increase in the outstanding loan portfolio offset in part by a 1 point decrease in the gross portfolio yield. The primary reason the gross portfolio yield decreased is the result of a lower effective "APR" amortizing to interest income on finance receivables. The primary reason net finance receivables increased was the opening of three additional branch offices.


Computer Software Business

       In fiscal 1998, the revenues of NDS were $443,392 compared with fiscal 1997 revenues of $459,719, a decrease of 4%. This decrease was primarily due to a decrease in new computer installations during fiscal 1998. Operating income for fiscal 1998 was $18,118 compared with an operating loss of $11,665 for fiscal 1997. The Company expects both operating revenues and income of NDS to remain stable.

Operating Expenses

     Operating expenses excluding provision for credit losses and interest expense increased to $3.5 million in fiscal 1998 from $2.8 million in fiscal 1997. This increase of 24% was primarily attributable to the opening of three new branch offices which included additional staffing costs, equipment costs and related expenses. The Company has increased its work force from 52 employees at the end of fiscal 1997 to 63 employees at the end of fiscal 1998.

Interest Expense

     Interest expense increased to $2.1 million in fiscal 1998 as compared to $1.7 million in fiscal 1997. This was due to an increase in average outstanding borrowings from $16.6 million to $21.9 million. The effect of this increase was offset in part by a decrease in the Company's effective average cost of borrowing from 10.00% for fiscal 1997 to 9.50% for fiscal 1998.

Analysis of Credit Losses

    Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 65 Contracts with an aggregate initial principal amount of approximately $478,000. As of March 31, 1998, the Company had 154 active pools. The Company analyzes loan pools monthly and recomputes the effective return for each pool based upon changes during the month.

     The Company pools contracts according to branch location because the branches purchase contracts in different markets located in the State of Florida and Georgia. All contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market.

     A pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. If the reserve for credit losses is exhausted for a pool which is not fully liquidated, then a charge to income is used to reestablish adequate reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are recognized as income.

     In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate and adjustments are made if they are determined to be necessary. As of March 31, 1998, the Company had established reserves for losses on Contracts of $6,137,140, or 12.27% of gross outstanding receivables under the Contracts.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                                   Year Ended                   Year Ended
                                 March 31, 1998               March  31, 1997
                               -------------------           --------------------

Contracts
Gross Balance Outstanding         $48,960,601                   $37,813,944

                             Dollar                        Dollar
Delinquencies                Amount     Percent*           Amount     Percent*
                            ---------------------         ---------------------
30 to 59 days               $1,785,309     3.65%          $1,398,101     3.70%
60 to 89 days                  331,027     0.68%             251,663     0.67%
90 + days                       84,751     0.17%             118,680     0.31%
                            -----------   ------          -----------   ------
Total Delinquencies         $2,201,087                    $1,768,444
*Total Delinquencies as a
 percent of outstanding balance            4.50%                         4.68%


Direct Loans
Net Balance Outstanding              $870,237                      $736,115

Delinquencies
30 to 59 days                    3,950     0.45%               5,555     0.75%
60 to 89 days                    6,168     0.71%               2,549     0.35%
90 + days                        9,440     1.08%               4,029     0.55%
                            -----------   ------          -----------   ------
Total Delinquencies            $19,558                       $12,133
Total Delinquencies as a
% of outstanding Balance                   2.24%                         1.65%


The provision for credit losses was $848,641 in fiscal 1998 as compared to $438,510 in fiscal 1997. This was due to the following: the size of the portfolio increased 30% from last year; the Company increased the amount of reserves associated with the bulk purchase of receivables it acquired in January of 1997; and the Company also increased the amount of reserves from various branch pools originated in fiscal 1997. The Company increased its total reserve percentage from 11.45% of gross finance receivables for fiscal year ended March 31, 1997 to 12.25% for the fiscal year ended March 31, 1998. Management believes that the reserve adjustments made during fiscal 1998 are consistent with its conservative reserve methodology.

Income Taxes

   The provision for income taxes in fiscal 1998 increased 17% to $583,957 from $497,276 in fiscal 1997 as a result of higher pretax income. The Company's effective tax rate increased from 38.56% in fiscal 1997 to 38.99% in fiscal 1998.


Net Income

    As a result of the above factors , Net income increased from $792,254 in fiscal 1997 to $913,690 in fiscal 1998.


Liquidity and Capital Resources

The Company's cash flows for fiscal 1998 and 1997 are summarized as follows:

                                            Fiscal            Fiscal
                                             1998              1997
                                          ----------------------------
Cash provided by (used in):
  Operations                             $2,057,317         $1,668,044
  Investing Activities -
   (primarily purchase of
    installment contracts)               (7,473,864)        (8,119,637)

  Financing activities                    5,612,359          6,068,950
  Net increase (decrease) in cash           195,812           (382,643)


      The Company's primary use of working capital during fiscal year 1998 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's $30 million line of credit. The line of credit, which expires in June 2000, is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of March 31, 1998 the Company had approximately $6.6 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs from cash flows from operating activities.

      Net cash provided by operating activities totaled $2.1 million and $1.7 million during fiscal 1998 and 1997, respectively.

      The self-liquidating nature of installment Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company's need for cash and it's ability to borrow under the terms of its line of credit. The Company believes that borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt and or additional securities in the capital markets, will be sufficient to meet its short term funding needs.

Impact of Inflation

      The Company is affected by inflation primarily by increased operating costs and expenses. Inflationary pressures on operating costs and expenses have been offset by the Company's continued emphasis on tight operating and cost controls and to a lesser extent by modest increases in support rates from its software subsidiary, Nicholas Data Services. Management believes that the Company's balance sheet has enabled it to negotiate favorable interest rates which minimized the impact of prime interest rate increases.

      The Company believes that a downturn in the economy would increase the number of purchasers of automobiles financed with Contracts. During a modest downturn in economic activity more people will experience a reduction in income because of downsizing, fewer and smaller raises and the necessity of accepting lower paying jobs. In addition, it may be difficult for individuals who have over-extended themselves to meet their debt obligations and they may find it necessary to purchase used rather than new automobiles. Although the number of potential customers can be expected to increase during periods of slow economic activity, the number of defaults in payment obligations can also be expected to increase with a resulting increase in repossessions of vehicles securing Contracts. The Company is not able to predict whether or not the net effect of such a downturn would be favorable or unfavorable to the operating results of the Company, although the Company believes that a severe downturn in economic activities would have an adverse effect on its business, financial condition and results of operations.

Future Expansion

      The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of its investment portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving line of credit arrangement, either with Bank of America Business Credit or another lender. The Company, from time to time, has and will meet with private investors and financial institutions that specialize in investing in subordinated debt. The Company believes that the addition of more debt that is subordinate to the line of credit will make it possible for the Company to continue to meet or exceed its covenants under the loan agreement , increase the amount of funds drawn down under its line of credit, and draw down funds under the line at a faster rate. The Company also intends to continue its policy of not paying dividends and using earnings from operations to purchase Contracts or make direct consumer loans. The Company believes that opportunity for growth continues to exist in the State of Florida and the State of Georgia and for the foreseeable future intends to concentrate its expansion activities there.

Year 2000

      Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated to be immaterial and will be expensed. The Company's NDS software subsidiary and its in-house programmers have designed, implemented and maintained all in-house computer systems. To date, the Company has not incurred any material expenses related to the Year 2000 Issue and does not expect to incur any material costs.

      The project  is  estimated to be completed not later than December
31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversations are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

      The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include , but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 7. Financial Statements

The following financial statements are filed as part of this report (see pages 25-42)

  Report of Independent Auditors..............................25

  Audited Consolidated Financial Statements

  Consolidated Balance Sheets.................................26
  Consolidated Statements of Income and Retained Earnings.....27
  Consolidated Statements of Cash Flows.......................28
  Notes to the Consolidated Financial Statements..............29




Item  8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

                         PART III

Item 9. Directors, Executive Officers, Promoters and
Control Persons

      The  information  set forth under the caption "Proposals 1 and  2:
Number and Election of Directors" in the Proxy Statement and Information Statement, dated on or about July 1,1998, for the Annual General Meeting of Members of Nicholas Financial - Canada to be held August 5, 1998 (the "Proxy Statement"), the information set forth under the caption
"Executive Officers and Compensation" in the Proxy Statement, and the information set forth under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" are incorporated by reference.

Additional information regarding the directors and officers is set forth below.

      Peter L. Vosotas is the founder of the Company and majority stockholder of Nicholas Financial-Canada. He has served as Chairman of the Board, Chief Executive Officer and President of Nicholas Financial-Canada and each of its subsidiaries since formation. Prior to forming the Company, Mr. Vosotas held a variety of Sales and Marketing positions with Ford Motor Company, GTE and AT&T Paradyne Corporation. Mr Vosotas attended the United States Naval Academy and earned a Bachelor of Science Degree in Electrical Engineering from the University of New Hampshire.

      Raymond Cottrell has served as a Director of Nicholas Financial-Canada since November 1990. Since 1987, he has been a Director and
President  of  Grey  Point  Capital, Inc.,  ERI  Ventures  Inc. and  ICM
Ventures, Inc., all located in Vancouver, British Columbia. Mr. Cottrell has been Executive Vice President of Biocoll Medical Corp. since September, 1994. He is a member of the Board of Directors of Golden Knight Resources, Inc., and Annex Ventures Inc.

      Joseph G. Bowes has served as a director of Nicholas Financial-Canada since June 1991. He has been a self-employed Financial
Consultant in Vancouver, British Columbia since 1990. Prior to starting his consulting firm, Mr. Bowes was Vice President, Finance and Administration and Director of Achievers International, Vancouver, B.C. Mr. Bowes is a Chartered Public Accountant and received a Masters Degree n Business Administration from the University of Western Ontario.

      As of March 31, 1998 there was one executive officer who was not also a director of Nicholas Financial-Canada. Ralph T. Finkenbrink, age 37, has served as Vice-President-Finance of Nicholas Financial Canada since July 1997. He joined the Company in 1988 and served as Controller of Nicholas Financial and NDS until 1992. Prior to joining the Company, he was a staff accountant for MBI, Inc. from January 1984 to March 1985 and Inventory Control Manager for The Dress Barn, Inc. from March 1985 to December 1987. Mr. Finkenbrink received his Bachelor of Science Degree in Accounting from Mount St. Mary's University in Emmitsburg, Maryland.


Item 10. Executive Compensation

      The information set forth under the caption "Executive Officers and Compensation" in the Proxy Statement is incorporated herein by reference.

Item  11. Security Ownership of Certain Beneficial Owners and Management

      The   information  set  forth under the caption "Voting Shares and
Ownership of Management and Principal Holder's" in the Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

      In January 1998, Dr. Ellis Hyman, a Director of NDS, agreed to subordinate $200,000 of debt at 12% interest with quarterly interest payments only. The entire principal balance plus accrued interest is due on April 20, 2000. Dr. Hyman has the option of converting the note into common shares of the Company at a price of $5.00 per share.

      In February 1998, Stephen Bragin, a Director of NDS, agreed to subordinate $150,000 of debt at 12% interest with quarterly interest payments only. The entire principal balance plus accrued interest is due on February 28, 2000. Mr. Bragin has the option of converting the note into common shares of the Company at a price of $5.00 per share.

Item 13. Exhibits and Reports on Form 8-K


       (a)  Exhibits


3.1      Articles of Incorporation and By-Laws

         Incorporated by reference to the Company's
           Form 10-SB.File No. 0-26680

4.1      Stock Certificate

         Incorporated by reference to the Company's Form 10-SB.
           File No. 026680

10.1.1   Loan  and Security Agreement dated March 31, 1993 between BA
           Business Credit, Inc.  and  Nicholas  Financial,  Inc.

         Incorporated by reference to the Company's Form 10-SB.
           File No. 026680

10.1.2   Loan Modification Agreement dated January 14, 1994

         Incorporated by reference to the Company's Form 10-SB.
           File No. 026680

10.1.3   Temporary Line Increase Agreement dated Mach 28,  1994

         Incorporated by reference to the Company's Form 10-SB.
           File No. 026680

10.1.4   Second Loan Modification Agreement dated June 3,1994

         Incorporated by reference to the Company's Form 10-SB.
           File No. 026680

10.1.5   Amendment No. 3 to Loan Agreement dated July 5,1994

         Incorporated by reference to the Company's Form 10-SB.
           File No. 026680

10.1.6   Amendment No. 4 to Loan Agreement and Security Agreement

         Incorporated by reference to the Company's Form 10-SB.
           File No. 026680

10.1.7   Fifth Loan Modification Agreement dated July 13,1995

         Incorporated by reference to the Company's Form 10-KSB

10.1.8   Sixth Loan Modification Agreement dated May 13, 1996

         Incorporated by reference to the Company's Form 10-QSB

10.1.9   Amendment No.7 to Loan and Security Agreement dated
           July  5, 1997

16.1     Letter on Change in Certifying Accountants

         Incorporated by reference to the Company's Form 10-SB.
           File No. 026680

27       Financial Data Schedule


        (b) Reports on Form 8-K A current Report on Form 8-K, dated March 11, 1998, was filed on March 17, 1998, reporting that, Effective March 11, 1998 the Common shares of Nicholas Financial - Canada were no longer listed on the Vancouver Stock Exchange.

                        SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NICHOLAS FINANCIAL,INC.


Dated: June 29, 1998
                                   By:/s/Peter L Vosotas
                                   -------------------------
                                     Peter L. Vosotas
                                     Chairman, Chief
                                     Executive Officer and
                                     President

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                            Date
                         Chairman of the Board, Chief
                         Executive Officer, President
/s/ Peter L Vosotas      and Director                     June 29, 1998
-----------------------
Peter L. Vosotas



/s/ Ralph T Finkenbrink  Vice President - Finance         June 29, 1998
------------------------
Ralph T. Finkenbrink



/s/ Raymond Cottrell     Director                         June 29, 1998
------------------------
Raymond Cottrell



/s/ Joseph G Bowes       Director                         June 29, 1998
------------------------
Joseph G. Bowes

                    Report of Independent Auditors

To the Board of Directors of
Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion , the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nicholas Financial, Inc. at March 31, 1998 and 1997 , and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Earnst & Young, LLP

May 12, 1998
Tampa, Florida

                        Nicholas Financial, Inc.

                      Consolidated Balance Sheets



                                                        March 31
                                                   1998            1997
                                               -----------------------------
Assets
Cash                                           $   303,960     $   108,148
Finance receivables, net                        32,424,411      25,923,091
Accounts receivable                                 23,405          32,224
Prepaid expenses and other assets                  246,845         363,571
Property and equipment, net                        182,341         223,486
Deferred income taxes                              950,778         411,367
                                               ----------------------------
Total assets                                   $34,172,885     $27,020,742
                                               ============================

Liabilities
Line of credit                                 $23,430,594     $17,680,594
Notes payable-related party                      1,591,595       1,756,095
Accounts payable                                 1,742,458       1,274,024
Income taxes payable                               169,882          72,927
Deferred revenues                                  241,129         174,014
Other liabilities                                   21,400          27,810
                                               ----------------------------
                                                27,197,058      20,985,464

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized; none issued and outstanding                  -               -

Common stock, no par: 50,000,000 shares
authorized; 2,357,013 and 2,330,182 shares
issued and outstanding, respectively             3,740,069       3,713,210

Retained earnings                                3,235,758       2,322,068
                                               ----------------------------
                                                 6,975,827       6,035,278
                                               ----------------------------
Total liabilities and shareholders' equity     $34,172,885     $27,020,742
                                               ============================


See accompanying notes.



                        Nicholas Financial, Inc.

           Consolidated Statements of Income and Retained Earnings


                                                   Year ended March 31
                                                   1998           1997
                                               --------------------------
Revenue:
 Interest income on finance receivables        $7,493,630     $5,749,410
 Sales                                            443,392        459,719
                                               --------------------------
                                                7,937,022      6,209,129
Expenses:
 Cost of sales                                    105,924         98,833
 Marketing                                        319,757        248,482
 Administrative                                 3,001,958      2,391,945
 Provision for credit losses                      848,641        438,510
 Depreciation and amortization                     82,758         85,427
 Interest expense                               2,080,337      1,656,402
                                               --------------------------
                                                6,439,375      4,919,599
                                               --------------------------
Operating income before income taxes            1,497,647      1,289,530

Income tax expense (benefit):
 Current                                        1,123,368        422,845
 Deferred                                        (539,411)        74,431
                                               --------------------------
                                                  583,957        497,276
                                               --------------------------
Net income                                        913,690        792,254

Retained earnings, beginning of year            2,322,068      1,529,814
                                               --------------------------
Retained earnings, end of year                 $3,235,758     $2,322,068
                                               ==========================
Earnings per share:
     Basic                                           $.39           $.37
                                               ==========================
     Diluted                                         $.39           $.36
                                               ==========================
Weighted average  shares - basic                2,343,898      2,134,921
                                               ==========================
Weighted average  shares - diluted              2,417,868      2,218,390
                                               ==========================


See accompanying notes.



                       Nicholas Financial, Inc.

                 Consolidated Statements of Cash Flows


                                                 Year ended March 31
                                                 1998           1997
                                              --------------------------
Cash flows from operating activities
Net income                                      $913,690       $792,254
Adjustments to reconcile net income to net
cash flows provided by operating activities:
  Depreciation of property and equipment          82,758         82,897
  Provision for credit losses                    848,641        438,510
  Amortization of intangible assets and
    deferred loan costs                                -         22,157
  Deferred income taxes                         (539,411)        74,431
  Changes in operating assets and
    liabilities:
   Accounts receivable                             8,819         (7,070)
   Prepaid expenses and other assets             116,726        (92,871)
   Deferred revenues                              67,115        (14,880)
   Accounts payable                              468,434        422,765
   Other liabilities                              (6,410)          (994)
   Income taxes payable                           96,955        (49,155)
                                              ---------------------------
Net cash provided by operating activities      2,057,317      1,668,044

Investing activities
Increase in finance receivables, net of
principal collected                           (7,349,961)    (8,034,817)
Purchase of property and equipment              (123,903)       (84,820)
                                              ---------------------------
Net cash used by investing activities         (7,473,864)    (8,119,637)

Financing activities
Repayment of notes payable-related party        (164,500)      (470,438)
Net proceeds from line of credit               5,750,000      4,550,229
Proceeds from sale of the Company's
common stock                                      26,859      1,989,159
                                              ---------------------------
Net cash provided by financing activities      5,612,359      6,068,950
                                              ---------------------------
Net increase (decrease) in cash                  195,812       (382,643)
Cash, beginning of year                          108,148        490,791
                                              ---------------------------
Cash, end of year                               $303,960       $108,148
                                              ===========================

See accompanying notes.

                       Nicholas Financial, Inc.

            Notes to the Consolidated Financial Statements

                          March 31, 1998


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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

          Automotive                            3years
          Equipment                             5years
          Furniture and fixtures                7years
          Leasehold improvements            Lease term

                      Nicholas Financial, Inc.

            Notes to the Consolidated Financial Statements

                           (continued)


2. Accounting Policies (continued)

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

Deferred Loan Costs

The Company defers costs related to obtaining its own financing. Such costs are charged to operations as an adjustment of interest expense over the life of the related financing.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

                        Nicholas Financial, Inc.

            Notes to the Consolidated Financial Statements

                              (continued)


2. Accounting Policies (continued)

Revenue Recognition

Revenues resulting from the sale of hardware and software are recognized upon delivery of the products. Revenues from software support maintenance and lease agreements are recognized pro rata over the life of the agreements. The unamortized amounts are included in the caption "deferred revenues."

Interest income on finance receivables is recognized using the interest (actuarial) method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Effective December 31, 1997 the Company adopted the provisions of Statement 128. All earnings per share amounts for all periods presented have been restated, where necessary, to conform to the Statement 128 requirements.

Effective September 5, 1997 the Company consolidated its common shares through a one for three reverse stock split. All information contained in this report has been restated to reflect the share consolidation


                        Nicholas Financial, Inc.

            Notes to the Consolidated Financial Statements

                              (continued)


2. Accounting Policies (continued)

Schedule for Computation of Basic and Diluted Earnings Per Share:

                                                Year ended March 31
                                               1998             1997
                                            --------------------------
Numerator:
   Numerator  for  basic  earnings  per
    share - Net income available
     to common stockholders                  $913,690        $792,254

 Effect of dilutive securities:
     convertible debt                         $24,909               -

 Numerator  for dilutive  earnings
  per share - income available
  to common stockholders after              --------------------------
  conversions assumed                       $ 938,599       $ 792,254
                                            ==========================
Denominator:
  Denominator for basic earnings per
   share - weighted average shares          2,343,898       2,134,921

  Effect of dilutive securities: (A)
    Employee stock options                     13,326          83,469
    Convertible debt                           60,644               -
                                            --------------------------
  Dilutive potential common shares             73,970          83,469

   Denominator for diluted earnings
    per share- adjusted weighted-average
    shares and assumed conversions          2,417,868       2,218,390
                                            ==========================

Earnings per share - basic                    $0.39             $0.37
                                            ==========================
Earnings per share - diluted                  $0.39             $0.36
                                            ==========================
<FOOTNOTE>

Footnote A:
    Options                                  87,293             4,833
    Warrants                                333,333           333,333

    The options and warrants above were outstanding but not
included  in   the  computation  of  diluted  earnings  per
share  because  the exercise price  was  greater  than  the
average market price  of  the common shares and, therefore,
the effect would be antidilutive.


                       Nicholas Financial, Inc.

           Notes to the Consolidated Financial Statements

                            (continued)


2. Accounting Policies (continued)

Stock Option Accounting

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option grants and to present the disclosure requirements relating to stock-based compensation plans required by Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

Financial Instruments

The Company's financial instruments consist of finance receivables, accounts receivable, line of credit, notes payable-related party and accounts payable. For each of these financial instruments, the carrying value approximates its fair value.

The Company's financial instruments that are exposed to concentrations of credit risk are primarily finance receivables, which are concentrated in the States of Florida and Georgia. The Company provides credit during the normal course of business and performs ongoing credit evaluations of it customers. The Company maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 1998 and 1997 was $1,026,413 and $472,000, respectively. Cash paid for interest for the years ended March 31, 1998 and 1997 was $2,052,742 and $1,641,060, respectively.

                        Nicholas Financial, Inc.

         Notes to the Consolidated Financial Statements

                              (continued)


3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:


                                              1998          1997
                                       -----------------------------
 Finance receivables, gross contract    $50,110,571   $38,687,652
     Less:
     Unearned interest                  (11,549,020)   (8,335,330)
                                        --------------------------
                                         38,561,551    30,352,322

     Nonrefundable dealer reserve        (4,525,034)   (3,253,513)
     Allowance for credit losses         (1,612,106)   (1,175,718)
                                        --------------------------
     Finance receivables, net           $32,424,411   $25,923,091
                                        ==========================



The terms of  the   receivables  range  from  6  to 60 months and bear a
weighted average effective interest rate of 24% and 25% for 1998 and 1997, respectively.

The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the years ended March 31.

                                                1998            1997
                                           ----------------------------
Balance at beginning of year                $3,253,513      $2,229,571
Discounts acquired on new volume             4,408,114       4,128,946
Recoveries                                     224,553         165,523
Accreted to income                            (505,665)       (522,103)
Losses absorbed                             (2,855,481)     (2,748,424)
                                           ----------------------------
Balance at end of year                      $4,525,034      $3,253,513
                                           ============================
Reserve as a percent of gross
finance receivables                              9.05%           8.41%
                                           ============================


                       Nicholas Financial, Inc.

             Notes to the Consolidated Financial Statements

                            (continued)


3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for doubtful accounts for the years ended March 31.

                                            1998           1997
                                       ----------------------------
Balance at beginning of year            $1,175,718       $845,289
Current year provision                     848,641        438,510
Losses absorbed                           (412,253)      (108,081)
                                       ----------------------------
Balance at end of year                  $1,612,106     $1,175,718
                                       ============================
Reserve as a percent of gross
finance receivables                          3.22%          3.04%
                                       ============================

4. Property and Equipment


                                      Accumulated     Net Book
                               Cost  Depreciation        Value
                           ------------------------------------
     1998
     Automotive            $114,912       $79,403      $35,509
     Equipment              323,346       195,054      128,292
     Furniture and
     fixtures               108,023        61,296       46,727
     Leasehold
     improvements            70,002        57,044       12,958
                           ------------------------------------
                           $616,283      $392,797     $223,486
                           ====================================

     1997
     Automotive            $119,159       $90,515      $28,644
     Equipment              255,079       151,710      103,369
     Furniture and
     fixtures                87,290        51,386       35,904
     Leasehold
     improvements            59,392        44,968       14,424
                           ------------------------------------
                           $520,920      $338,579     $182,341
                           ====================================


                        Nicholas Financial, Inc.

            Notes to the Consolidated Financial Statements

                             (continued)


5. Line of Credit

The Company has a $30,000,000 line of credit facility (the Line) with BA Business Credit, Inc. which expires on June 30, 2000. Borrowings under the Line bear interest at the Bank of America prime rate plus 1.25% and
 .50%, when the outstanding balance exceeds $10,000,000 and $15,000,000, respectively (9.00% at March 31, 1998). Pledged as collateral for this credit facility are all of the assets of Nicholas Financial Inc. and its subsidiaries.

6. Notes Payable-Related Party

Notes payable to shareholders, directors and individuals related thereto at March 31:


                                                       1998           1997
                                                   --------------------------
     Notes payable, unsecured, with interest
     at varying rates up to 12%,   quarterly
     and  semiannual  interest  payments due
     through January 2002, at which time the
     entire  principal  balance  and  unpaid
     interest  is  due,  subordinated to the
     Line. The notes are  convertible at the
     option  of  the  holder,  into   common
     shares at prices from  $5.00  to  $6.00
     per share.                                     $1,150,000     $1,300,000

     Notes  payable,  unsecured  interest at
     12%,  quarterly  interest  due  through
     April  2000,  at  which time the entire
     balance  and  unpaid  interest  is due,
     subordinated to the Line. The note   is
     convertible    at  the  option  of  the
     holder,  into  common  shares  at $8.25
     per share.                                        200,000        200,000

     Note payable,  unsecured,  interest  at
     12%,   principal   and   interest   due
     through March 1999.                               218,841        233,341

     Note payable,  unsecured ,  interest at
     12%,  quarterly  interest  due  through
     August  1998 , at which time the entire
     principal balance is due.                          22,754         22,754
                                                   ---------------------------
                                                    $1,591,595     $1,756,095


                      Nicholas Financial, Inc.

          Notes to the Consolidated Financial Statements

                           (continued)

6. Notes Payable-Related Party (continued)

Maturities of notes payable are summarized as follows:


     Year ending March 31
     ---------------------
            1999                         $441,595
            2000                          500,000
            2001                                -
            2002                          650,000
                                       -----------
                                       $1,591,595
                                       ===========


The company incurred interest expense on the above notes of $210,784 and $250,859 for the years ended March 31, 1998 and 1997, respectively.


7. Income Taxes

The provision for income taxes reflects an effective tax rate which differs from the corporate tax rate for the following reasons:


                                                  1998            1997
 Combined basic Canadian federal and           --------------------------
  provincial income tax rate                     45.34%          45.34%
                                               ==========================
  Income before income taxes                   $1,497,647      $1,289,530
                                               ==========================

  Provision for income taxes based
   on above rate                               $  679,033      $  584,673
  Increase (decrease) resulting from:
      NDSI's income taxed at
      lower (U.S.) rates                         (107,264)        (94,431)
      Other                                        12,188           7,034
                                               ---------------------------
                                               $  583,957      $  497,276
                                               ===========================


                       Nicholas Financial, Inc.

           Notes to the Consolidated Financial Statements

                            (continued)


7. Income Taxes (continued)

The Company's deferred tax assets consist of the following as of:


                                                     March   31
                                                 1998          1997
                                              --------------------------
   Allowance for credit losses not
    deductible for tax purposes                $760,307       $227,000
   Deferred compensation related to stock
    options and warrants                        157,000        157,000
   Other items                                   33,471         27,367
                                              --------------------------
                                               $950,778       $411,367
                                              ==========================


NFI, Canada has income tax loss carryforward balances of approximately Cdn$256,000 (1997-Cdn$242,000) which are available to reduce future taxable income and which expire as follows:

     1999                    Cdn$32,000
     2000                        82,000
     2001                        51,000
     2002                        21,000
     2003                        13,000
     2004                        19,000
     2005                        38,000
                            ------------
                            Cdn$256,000
                            ============

For the years ended March 31, 1998 and 1997, the Company would have recorded deferred tax assets of approximately $82,000 and $66,000, respectively, due primarily to these Canadian income tax loss carryforwards. The assets, however, are offset entirely by a valuation allowance due to the relative uncertainty surrounding the realization of the assets.

                      Nicholas Financial, Inc.

           Notes to the Consolidated Financial Statements

                           (continued)


8. Shareholders' Equity

Changes in the outstanding common stock during the years are as follows:


                                              Number Of        Common
                                               Shares           Stock
                                             --------------------------

   Balance at March 31, 1996                 1,946,113      $1,724,051

   Changes in 1997:
     Issued for cash upon exercise of
     options                                    16,666          19,639
     Issued in connection with secondary
     offering                                  367,403       1,969,520
                                             --------------------------
   Balance at March 31, 1997                 2,330,182      $3,713,210

   Changes in 1998:
     Issued for cash upon exercise of
     options                                    26,831          59,343
                                             --------------------------
                                             2,357,013       3,772,553
                                             ==========================

   Less account receivable from
     shareholders related To exercise
     of options                                      -         (32,484)
                                             --------------------------
   Balance at March 31, 1998                 2,357,013      $3,740,069
                                             ==========================

The Company has a warrant outstanding entitling a director to purchase 333,333 common shares at $5.38 U.S until June 3, 1999. At March 31, 1998, the warrant was fully exercisable.

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 134,787 shares of common stock were reserved for issuance as of March 31, 1998. Options currently granted by the Company generally vest over a five year period.

                         Nicholas Financial, Inc.

             Notes to the Consolidated Financial Statements

                              (continued)


8. Shareholders' Equity (continued)

The Company has elected to follow APB 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black - Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997;


                                  1998      1997
                               -------------------
Risk free rate of return         5.75%     6.63%
Volatility factor                0.400     0.443
Expected life                  5 years   5 years
Expected dividends                None      None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuations models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options and warrants , and because changes in the subjective input assumptions can materially effect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

                       Nicholas Financial, Inc.

           Notes to the Consolidated Financial Statements

                             (continued)


8. Shareholders' Equity (continued)

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the option and warrant's vesting period. The Company's pro forma information follows:

                              1998       1997
                          ----------------------
Pro forma net income        $878,092   $777,288
Pro forma earnings
per share:
  Basic                         $.38       $.37
  Diluted                       $.37       $.35



The following table reflects activity within the SIP for the years noted:


                                       1998                        1997
                               Options       Weighted       Options      Weighted
                                  &           Average         &           Average
                              Warrants    Exercise Price   Warrants   Exercise Price
                             --------------------------------------------------------
Outstanding-beginning
of year                         480,667        $5.13         479,357       $5.04
Granted                         102,294        $4.38          48,000       $5.79
Exercised                       (26,831)       $2.21         (16,667)      $1.68
Canceled/expired                (88,010)       $4.87         (30,023)      $5.73
                               ---------                    ----------
Outstanding- end of year        468,120        $5.00         480,667       $5.13
                               =========                    ==========

Exercisable at end
of year                         391,994        $5.15         414,000       $5.16

Weighted-average
fair value of
options granted
during the year                                $1.73                       $2.67



                       Nicholas Financial, Inc.

            Notes to the Consolidated Financial Statements

                              (continued)


8. Shareholders' Equity (continued)

                                        Weighted    Currently Exercisable
                           Weighted      Average                 Weighted
                           Average      Remaining                Average
                           Exercise    Contractual               Exercise
                Shares      Price         Life       Shares       Price
           ---------------------------------------------------------------


$2.95 to 3.99   47,494      $3.50      1.74years     41,129       $3.51
 4.00 to 4.99   85,961      $4.34      4.27years     16,866       $4.59
 5.00 to 5.38  334,665      $5.38      1.17years    333,999       $5.38
               -----------------------------------------------------------
       Total   468,120      $5.00      1.80years    391,994       $5.15


9. Commitments

The Company leases its corporate office and sales offices under operating lease agreements expiring prior to March 31, 2001 which provide for annual minimum rental payments as follows:

     Year ending March 31
     --------------------
           1999                        $179,728
           2000                          92,518
           2001                          32,338
                                      -----------
                                       $304,584

Rent expense for the years ended March 31, 1998 and 1997 was $174,526 and $131,934, respectively.

 Exhibit 10.1.9

    AMENDMENT NO.7 TO LOAN AND SECURITY AGREEMENT


      THIS AMENDMENT NO. 7 TO LOAN AND SECURITY AGREEMENT ("Amendment") is dated as of July 1, 1997 and is entered into by and between BankAmerica Business Credit, Inc. ("Lender") and Nicholas Financial, Inc. ("Borrower"). All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Agreement (as hereinafter defined).

                    WITNESSETH

     WHEREAS, the Borrower and the Lender, successor in interest to BA Business Credit, Inc., have entered into that certain Loan and
Security Agreement dated as of March 31, 1993, as amended and supplemented (the "Agreement") and the Borrower has executed in favor of Lender a Secured Promissory Note dated as of March 31, 1993 in the original principal sum of $4,000,000 ("Note"). (The Agreement, the Note, and all other documents documenting the loan evidenced thereby and the security therefor are hereinafter referred to collectively as "Loan Documents".);and

     WHEREAS, the Borrower desires to amend the Agreement and Note and the Lender is willing to do so, subject to the terms and conditions stated herein;

     NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the Borrower and Lender hereby agree as follows:

       Section 1. Amendment to the Agreement. The Lender and Borrower agree that the Agreement and Note shall be amended as follows:

           A. Amendment to Section 1. Section 1 of the Agreement is amended to add the following definitions:



                1.55 Advance Rate means eighty-five percent (85%); provided, however, that the Advance Rate shall be (a) eighty-four percent (84%) when the Collateral Adjustment Percent ending on the date of determination is equal to eighteen percent (18%), but less than nineteen percent (19%),(b) eighty three percent (83%) when the Collateral Adjustment Percent ending on the date of determination is equal to nineteen percent (19%), but less than twenty percent (20%); (c) eighty-two percent(82%) when the Collateral Adjustment Percent is equal to twenty percent (20%) but less than twenty-one percent (21 %) and (d) eighty-one percent when the Collateral Adjustment Percent is equal to or greater than twenty-one percent (21 %); and, provided, further that the applicable Advance Rate shall be reduced by the Repossession Adjustment Percent.

                1.56     Applicable   Margin  means  (i)with  respect to
           Reference  Rate  Revolving  Loans, one-half percent (1/2 %) and
           (ii) with respect to LIBOR Rate Revolving Loans, three and one-quarter percent (3 1/4 %).

                1.57 Bank of America means Bank of America National Trust and Savings Association, a national banking association, or any successor entity thereto.

                1.58 Business Day means (a) any day that is not a Saturday, Sunday, or a day on which banks in San Francisco, California, are required or permitted to be closed, and (b) with respect to all notices, determinations, fundings and payments in connection with the LIBOR Rate or LIBOR Rate Loans, any day that is a Business Day pursuant to clause (a) above and that is also a day on which trading is carried on by and between banks in the London interbank market.

                1.59 Collateral Adjustment Percent means, calculated as of the first day of each month, the sum (rounded to the lowest whole percent ) of the Past Due Percent, the Repossession Percent and the Net Charge-Off Percent.

                1.60 Default Rate means a fluctuating per annum interest rate at all times equal to the sum of (a) the otherwise applicable interest rate plus (b) two percent (2%). Each Default Rate shall be adjusted simultaneously with any change in the applicable interest rate.

                1.61    Governmental  Authority  means  any   nation  or
           government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

                1.62 Gross Contract Payments means, as of the date of determination, (i) with respect to an interest bearing Contract the outstanding principal balance owing by the Contract Debtor and (ii) with respect to a precomputed
          Contract the outstanding balance thereof including all unearned interest, fees, and charges owing by the Contract Debtor.

                1.63 Interest Period means, as to any LIBOR Rate Loan, the on the funding date of such Loan or on the

          Conversion/Continuation Date on which the Loan is converted into or continued as a LIBOR Rate Loan, and ending on the date one, three, or six months thereafter as selected by the Borrower in its Notice of Borrowing or Notice of Conversion/ Continuation; provided that:


                (a) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

                (b) any Interest Period pertaining to a LIBOR Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

                (c)  no  Interest  Period   for any Revolving Loan shall
           extend beyond the Stated Termination Date.

                1.64 LIBOR Rate means, for any Interest Period with respect to a LIBOR Rate Revolving Loan, the rate of interest per annum (rounded upward to the next 1/1000th of 1.0%) determined by the Lender as follows:


            LIBOR Rate = LIBOR/(1.00-Eurodollar Reserve Percentage)

          Where,



                'Eurodollar Reserve Percentage' means for any day for any Interest Period the maximum reserve percentage (expressed as a decimal, rounded upward to the next 1/100th of 1.0%) in effect on such day (whether or not applicable to any Lender) under regulations issued from time to time by the Board of Governors of the Federal Reserve for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities"); and

                'LIBOR'  means  the rate of interest per  annum (rounded
          upward to the next 1/16th of 1.0%) notified to the Lender by Bank of America as the rate of interest at which dollar deposits in the approximate amount of the Loan to be made or continued as, or converted into, a LIBOR Rate

          Revolving Loan and having a maturity comparable to such Interest Period would be offered by the applicable office of Bank of America to major banks in the London interbank market at their request at approximately 11:00 a.m. (London time) two Business Days prior to the commencement of such Interest Period.

                1.65 LIBOR Rate Revolving Loan means a Revolving Loan during any period in which it bears interest at the LIBOR Rate.

                1.66 Net Balance means, as of the date of determination, the Gross Contract Payments of a Contract less all unearned interest, fees, charges, and insurance premiums owing by the Contract Debtor.

                1.67 Net Charge-Offs for any period means the aggregate amount of all unpaid payments due under Contracts which have been charged off by the Borrower during such period, as reduced by the amount of all cash recoveries with respect to Contracts which had been charged off during previous periods or during such period. In computing the amount of the charge-offs, all charges made to the dealer reserve or to the dealer's discount shall be included.

                1.68       Net  Charge-Off  Percent  means  the percent,
          calculated as of the first day of each month, equal to (a) the aggregate amount of all Net Charge-Offs during each of the twelve (12) months immediately preceding the date of calculation , divided by (b) the amount of the Net Balance owing under all Contracts outstanding as of the last day of each of the previous 12 months divided by twelve. For example, if the Borrower charged off $10,000 each month for 12 months and if the aggregate Net Balance outstanding at the end of the previous 12 months was $1,000,000 for 6 months and $1,200,000 for 6 months, the Net Charge-Off Percent would be 10.91%($120,000/$1,100,000).

                1.69 Past Due Percent means the percent, calculated as of the first day of each month, equal to (a) the Gross Contract Payments owing under all Contracts (excluding Contracts charged-off) as to which any portion of an installment due thereunder is 30 days or more past due as determined on a contractual basis as of the last day of each of the six months immediately preceding the date of calculation, divided ~ (b) the Gross Contract Payments owing under all Contracts (excluding Contracts charged-off) as of the last day of each of the six months immediately preceding the date of calculation. For example, if, as of the last day of the previous six months the Gross Contract Payments were $1,500,000 and on the same date the amount of Gross Contract Payments that were more than 30 days past due was $100,000 and $150,000 for three months each, the

          Past Due Percent would be 8 1/3%($750,000/$9,000,000).

                 1.70 Reference Rate means the rate of interest publicly
          announced from  time  to  time   by   Bank   of America as its
          reference rate. It is a rate set by Bank   of   America  based
          upon various factors including Bank of America's costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing some loans. However, Bank of America may price loans at, above, or below such announced rate. Any changes in the Reference Rate shall
          take effect on the day specified in the  public   announcement
          of such change.

                  1.71 Reference Rate Revolving Loans means a Revolving Loan during any period in which it bears interest based on the Reference Rate.

                  1.72 Requirement of Law means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its Property or to which the Person or any of its Property is subject.

                  1.73 Repossession Percent means the percent, calculated as of the first day of each month, equal to (a) the repossession value of all Vehicles which the Borrower has repossessed and which, as of the last day of the preceding month, was reflected as an asset on the Borrower's books divided by (b) the Net Balance owing under all Vehicle Contracts (excluding Vehicle Contracts charged-off)outstanding as of the last day of each of those twelve (12) months divided by twelve. For example, if 10 Vehicles having a total repossession value of $50,000 had at any time been repossessed by Borrower and were reflected as assets on the books of Borrower at the end of a month and the Net
          Balance   was  $1,000,000  for  four  (4)   months, $1,500,000
          for four (4) months and $2,000,000 for four (4) months at the end of the preceding 12 months, the Repossession Percent would be 3 1/3%($50,000/$1,500,000).

                  1.74  Stated Termination Date means  June  30, 2000.

                  1.75  Termination Date means the earliest to occur  of
          (i) the Stated Termination Date and (ii) the date this Agreement is terminated for any reason whatsoever."

     B. Amendment to Section 1. Section 1.3 of the Agreement is amended in its entirety to read as follows:

                  1.3   Adjusted Tangible Net Worth  means the remainder
          of (a) net
          book value (after deducting related depreciation, obsolescence, amortization, valuation, and other proper reserves) at which the Adjusted Tangible Assets of Borrower would be shown on a balance sheet at such date, but excluding any amounts arising from write-ups of assets, minus (b)(i) the amount at which its liabilities (other than capital stock, surplus, and retained earnings) would be shown on such balance sheet, and
          including  as   liabilities all reserves for contingencies and
          other  potential    liabilities    and    (ii)   the   General
          Adjustment Reserve."

     C. Amendment to Section 1. Section 1.13 of the Agreement is amended by deleting subsection 1.13(l)(iii).

     D. Amendment to Section 1. Section 1.13 of the Agreement is amended by adding a new subsection (n) to read as follows:

       n. The Vehicle Contract has a scheduled maturity date sixty (60) months or less from the date of execution."

     E. Amendment to Section 1. Section 1.28 of the Agreement is hereby amended in its entirety to read as follows:

                  1.28 Availability means , as of the date of determination the amount determined by multiplying the Advance Rate by the Net Contract Payments payable under all of the Borrower's Eligible Contracts then outstanding , provided, however, the Older Vehicle Contract Borrowing Base included in calculating Availability shall not, at any time, exceed thirty percent (30%)."

     F. Amendment to Section 1. Section 1.29 of the Agreement is hereby amended in its entirety to read as follows:


                  "1.29 Total Credit Facility shall mean Thirty Million Dollars ($30,000,000)."

     G. Amendment to Section 1. Section 1.35 of the Agreement is amended by deleting the words "ninety-five percent (95%)" and inserting in lieu thereof the words "one hundred percent (100%)".

     H. Amendment to Section 1. Section 1. 50 of the Agreement is hereby amended in its entirety to read as follows:

                  "1.50 Older Vehicle Contract Borrowing Base means, as of any date of calculation, the amount of the Net Balance payable under Eligible Vehicle Contracts which are secured by a lien on a Vehicle which is eight or nine model years old at the time such Contract was originated (excluding the model year in effect at the time the Contract was originated)."

     I.   Amendment to Section 1. Section 1 of the   Agreement is hereby
amended by deleting subsections 1.31,1.33,1.34,1.37,1.40,1.41,1.51,1.52, and 1.53.

     J. Amendment to Section 2. Section 2 of the Agreement is amended in its entirety to read as follows:


                "A.      Revolving  Loans.  Subject  to  the  terms  and
          conditions  of  this Agreement, the  Lender  agrees,  upon the
          request of the Borrower, made from time  to   time  until  the
          Termination Date to make revolving loans ("Revolving Loans") to the Borrower in an amount not to exceed the lesser of the Total Credit Facility or the Availability; provided, however, no Revolving Loans will be made to the Borrower if a Default or an Event of Default exists and provided, further, the
          maximum  amount  of   Revolving  Loans  based  on  Direct Loan
          Eligible Contracts shall not exceed $4,000,000 at any one time. The Lender, in its sole and absolute discretion, may elect to make Revolving Loans in excess of the Availability or the Total Credit Facility on one or more occasions, but, if it does so, the Lender shall not be deemed thereby to have changed the limits of the Total Credit Facility or the Availability. Immediately upon demand by the Lender for repayment of such excess, the Borrower shall make such payment.
          If  the  sum  of   the outstanding Revolving Loans exceeds the
          Availability  or  the  Total  Credit  Facility, the Lender may
          refuse to make or otherwise restrict the making of   Revolving
          Loans as the Lender determines until such excess has been eliminated. The Borrower may request Revolving Loans either
          telephonically  or  in  writing.  Each  oral  request  for   a
          Revolving  Loan  shall  be conclusively  presumed to  be  made
          by  a   person  authorized  by  the  Borrower  to  do  so  and
          the crediting of a Revolving Loan to the Borrower's deposit account, or transmittal to such Person as the Borrower shall direct, shall conclusively establish the obligation of the Borrower to repay such Revolving Loan as provided herein.

                B. (a) Borrowing Procedure. (i) Each Revolving Loan shall be made upon the Borrower's irrevocable written notice ("Notice of Borrowing") delivered to the Lender which notice must be received by the Lender not later than (1)11:00 a.m.(Cherry [1 ill, New Jersey time) three Business Days prior to the requested Funding Date in the case of LIBOR Rate Loans and (2) 11:00 a.m., (Cherry 11111, New Jersey time) on the requested Funding Date in the case of Reference Rate Loans, specifying:

                          (A) the amount of the Borrowing;

                          (B) the requested funding date, which shall be a Business Day;

                          (C)  whether  tile  Revolving  Loans requested
          are  to  be  Reference  Rate  Revolving  Loans   or LIBOR Rate
          Revolving Loans; and

                          (D) the duration of the Interest Period if the requested Revolving Loans are to be LIBOR Rate Revolving Loans. If the Notice of Borrowing fails to specify the duration of the Interest Period for any borrowing comprised of LIBOR Rate Revolving Loans, such Interest Period shall be one month.

                (ii) there may not be more than four different Interest Periods in effect at any one time.

                (iii) With respect to any request for Reference Rate Revolving Loans, in lieu of delivering the above-described Notice of Borrowing, the Borrower may give the Lender telephonic notice of such request by the required time, with such telephonic notice to be confirmed in writing within twenty-four (24) hours of the giving of such notice but Lender shall be entitled to rely on the telephonic notice in making such Revolving Loans.

               (b)   No  Liability.  The  Lender  shall  not  incur  any
          liability to the Borrower as a result of acting upon any notice, which notice the Lender believes in good faith to have been given by an officer duly authorized by the Borrower to request Revolving Loans on its behalf or for otherwise acting in good faith, and the crediting of Revolving Loans to the Borrower's deposit account, or transmittal to such Person as the Borrower shall direct, shall conclusively establish the obligation of the Borrower to repay such Revolving Loans.

               (c) Notice Irrevocable. Any Notice of Borrowing (or telephonic notice in lieu thereof) made pursuant to this
          Section 2 shall be irrevocable and the Borrower shall be bound to borrow the funds requested therein in accordance therewith.

               (d) Upon Lender's request, each time Borrower requests an Advance, Borrower shall deliver to Lender a Collateral and Loan Status Report and Monthly Report of Delinquent Accounts in forms provided by

          Lender (or in such other form approved by Lender), in which Borrower has computed its Availability, the amount of the requested Advance, and has provided the other information requested therein."

     K. Amendment to Section 2. Section 2 of the Agreement is amended by adding new subsections 2.4,2.5 and 2.6 to read as follows:

                 "2.4.  INTEREST AND OTHER CHARGES.

                 2.4(A)   Interest.   (a)  All  outstanding  Obligations
          shall bear interest on the unpaid principal amount thereof (including, to the extent permitted by law, on interest thereon not paid when due) from the date made until paid in full in cash at a rate determined by reference to the Reference Rate or the LIBOR Rate and Section 2.4(A)(a)(i) or
          (ii), as applicable. Subject to the provisions of Section 2.4(B), any of the Revolving Loans may be converted into, or continued as, Reference Rate Revolving Loans or LIBOR Rate Revolving Loans in the manner provided in Section 2.4(B). If at any time Revolving Loans are outstanding with respect to which notice has not been delivered to the Lender in accordance with the terms of this Agreement specifying the basis for determining the interest rate applicable thereto, then those Revolving Leans shall be Reference Rate Revolving Loans and shall bear interest at a rate determined by reference to the Reference Rate until notice to the contrary has been given to the Lender and such notice has become effective. Except as otherwise provided herein , the outstanding Obligations shall bear interest as follows:

                (i) For all Reference Rate Revolving Loans and other Obligations, which are not LIBOR Rate Revolving Loans, then at a fluctuating per annum rate equal to the Reference Rate plus the Applicable Margin; and

                (ii) For all LIBOR Rate Revolving Loans, then at a per annum rate equal to the LIBOR Rate plus the Applicable Margin determined for the applicable Interest Period.



          Each change in the Reference Rate shall be reflected in the interest rate described in (i) above as of the effective date of such change. All interest charges shall be computed on the basis of a year of 360 days and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year). Interest accrued on all Revolving Loans will be payable in arrears on the fifteenth (15th) day of each month hereafter.

                (b) If any Default or Event of Default occurs and is continuing and the Lender in its discretion so elects, then, until such Default or Event of Default has been cured, all of the Obligations shall bear interest at the Default Rate applicable thereto.

                2.4(B) Conversion and Continuation Elections (a) The Borrower may, upon irrevocable written notice to the Lender in accordance with Subsection 2.4(B):

                (i) elect, as of any Business Day , in the case of Reference Rate Revolving Loans to convert any such Revolving Loans (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into LIBOR Rate Revolving Loans; or

                (ii) elect, as of the last day of the applicable Interest Period, to continue any LIBOR Rate Revolving Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof);

          Provided, that if at any time the aggregate amount of LIBOR Rate Revolving Loans is reduced, by payment, prepayment, or conversion of part thereof to be less than $1,000,000, such LIBOR Rate Revolving Loans shall automatically convert into Reference Rate Revolving Loans, and on and after such date the right of the Borrower to continue such Revolving Loans as, and convert such Revolving Loans into, LIBOR Rate Revolving Loans, as the case may be, shall terminate.

              (b) The Borrower shall deliver a notice of conversion/ continuation ("Notice of Conversion/Continuation") to be received by the Lender not later than 11:00 a.m. (Cherry Hill, New Jersey time) at least 3 Business Days in advance of the Conversion/Continuation Date, if the Revolving Loans are to be converted into or continued as LIBOR Rate Revolving Loans and specifying:

                (i) the proposed Conversion/Continuation Date;

                (ii) the aggregate amount of Revolving Loans to be converted or renewed; and

                (iii) the type of Revolving Loans resulting from the proposed conversion or continuation.

                (c)   If   upon  the  expiration  of any Interest Period
          applicable  to  LIBOR  Rate  Revolving  Loans,   the  Borrower
          has failed to select timely a new Interest Period to be applicable to LIBOR Rate Revolving Loans or if any Default or Event of Default then exists, the Borrower shall be deemed to have elected to convert such LIBOR Rate Revolving Loans into Reference Rate Revolving Loans effective as of the expiration date of such lnterest period.

                (d) During the existence of a Default or Event of Default, the Borrower may not elect to have a Revolving Loan converted into or continued as a LIBOR Rate Revolving Loan.

                (e)   After   giving   effect   to   any   conversion or
          continuation of Revolving Loans, there may not be more than four different Interest Periods in effect.

                2.5 YIELD PROTECTION AND ILLEGALITY.

                2.5(A) Illegality

               (i) If the Lender determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for the Lender or its applicable lending office to make LIBOR Rate Revolving Loans, then, on notice thereof by the Lender to the Borrower, any obligation of that Lender to make LIBOR Rate Revolving Loans shall be suspended until the Lender notifies the Borrower that the circumstances giving rise to such determination no longer exist.

               (ii) If the Lender determines that it is unlawful to maintain any LIBOR Rate Revolving Loan, the Borrower shall, upon its receipt of notice of such fact and demand from the Lender, prepay in full such LIBOR Rate Revolving Loans of that Lender then outstanding, together with interest accrued thereon and amounts required under Section 5 4 either on the last day of the Interest Period thereof, if the Lender may lawfully continue to maintain such LIBOR Rate Revolving Loans to such day, or immediately, if the Lender may not lawfully continue to maintain such LIBOR Rate Revolving Loan. If the Borrower is required to so prepay any LIBOR Rate Revolving Loan, then concurrently with such prepayment, the Borrower shall borrow from the Lender, in the amount of such repayment, a Reference Rate Revolving Loan.

                2.5(B) Funding Losses. The Borrower shall reimburse the Lender and hold the Lender harmless from any loss or expense which the Lender may sustain or incur as a consequence of:

               (i) the failure of the Borrower to make on a timely basis any payment of principal of any LIBOR Rate Revolving Loan;

               (ii) the failure of the Borrower to borrow, continue or convert a Loan after the Borrower has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/ Continuation;

               (iii) the prepayment or other payment (including after acceleration thereof)of an LIBOR Rate Revolving Loan on a day that is not the last day of the relevant Interest Period; including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its LIBOR Rate Revolving Loans or from fees payable to terminate the deposits from which such funds were obtained.

                2.5(C) Inability to Determine Rates . If the Lender determines that for any reason adequate and reasonable means do not exist for determining the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Revolving Loan, or that the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Revolving Loan does not adequately and fairly reflect the cost to the Lender of funding such Loan, the Lender will promptly so notify the Borrower. Thereafter, the obligation of the Lender to make or maintain LIBOR Rate Revolving Loans hereunder shall be suspended until the Lender revokes such notice in writing. Upon receipt of such notice, the Borrower may revoke any Notice of Borrowing or Notice of Conversion/ Continuation then submitted by it. If the Borrower does not revoke such Notice, the Lender shall make, convert or continue the Revolving Loans, as proposed by the Borrower, in the amount specified in the applicable notice submitted by the Borrower, but such Revolving Loans shall be made, converted or continued as Reference Rate Revolving Loans instead of LIBOR Rate Revolving Loans."

                2.6 Unused Line Fee. During the term of this Agreement, Borrower shall pay to Lender a fee ('Unused Line Fee') in an amount equal to .25 percent per annum, multiplied by the amount by which the Total Credit Facility exceeds the average closing daily balance of the Loan during the month. Such a fee, if any, shall be calculated on the basis of a year of 360 days and actual days elapsed, and shall be payable to Lender on the fifteenth day of each month with respect to the prior month."

     L. Amendment to Section 3. Section 3 of the Agreement is hereby amended in its entirety to read as follows:

                "3. Term. This Agreement shall have a term commencing on March 31, 1993, and ending on the Stated Termination Date. On the Stated Termination Date the Loan shall be due and payable in full without notice or demand. Notwithstanding the foregoing, upon the occurrence of an Event of Default, the Lender may immediately terminate this Agreement."

     M.   Amendment  to Section  8.   Section  8.  6 of the Agreement is
amended by deleting the ratio "1.5:1" and inserting in lieu thereof the ratio "1.25:1".

     N. Amendment to Section 8. Section 8.8 of the Agreement is amended in its entirety to read as follows:

                "8.8 Charge-Off Policy. Borrower shall establish and implement, all in a manner satisfactory to Lender, a policy for charging off the unpaid balance of any Contract upon the occurrence of any default under the terms thereof. Without limiting the generality of the foregoing, Borrower shall, on the last business day of each month, charge off (i) the unpaid balance of any Contract with respect to which any payment due thereunder is 120 days or more past due as determined on a contractual basis and (ii) the unpaid balance of any Contract with respect to which the Contract Debtor is the subject of a bankruptcy or solvency proceeding. In addition, the policy shall provide that Borrower shall immediately charge off all Contracts with a deficiency balance and shall charge off all the value of any Vehicles which have been repossessed for more than 120 days."
     0. Amendment to Section 8. Section 8.22 of the Agreement is amended in its entirety to read as follows:

                 "8.22 Limitation on Bulk Purchases. Borrower shall not, without Lender's prior written consent (which Lender may withhold in its sole and absolute discretion), acquire for a purchase price greater than $500,000 any Contracts as part of a Bulk Purchase Transaction . The phrase 'Bulk Purchase Transaction shall mean the purchase, on a group or aggregate basis, of Contracts originated by third parties, in one or a series of related transactions, from a seller or affiliated sellers, where Borrower's decision to purchase the Contracts is based primarily on criteria other than the creditworthiness of the individual Contract Debtors who are the Contract obligors. Borrower may, without the consent of Lender, acquire for a purchase price of $500,000 or less Contracts as part of a Bulk Purchase Transaction provided the Borrower has Excess Availability sufficient to consummate the Bulk Purchase Transaction prior to, and without giving effect to, the Bulk Purchase Transaction."

     P. Amendment to Section 9. Section 9 .1 of the Agreement is amended by adding at the end of the Section a new sentence to read as follows:
               "All of the foregoing reports shall be delivered (i) twice monthly on the first and fifteenth of each month in the event the Advance Rate is reduced as a result of the Collateral Adjustment Percent and (ii) at such times as Lender requests upon the occurrence and continuation of an Event of Default."

     Q.   Amendment   to  Section  10. Section 10(p) of the Agreement is
amended in its entirety to read as follows:

                "p.   The Borrower's Collateral Adjustment Percent is at
          anytime equal to or greater than twenty-two percent (22%)."

     R. Amendment to Section 10. Section 10 of the Agreement is amended by adding a new subsection "r" to read as follows:

                "(r) Peter L. Vosotas at any time fails to own at least twenty-five percent (25%) of the voting stock of Nicholas Financial, Inc. ("Parent") or that Parent at any time fails to own all of the issued and outstanding stock of Borrower, or that Peter L. Vosotas at any time fails to control the Borrower."

     S. Amendment to Note. The Note shall be amended and restated in its entirety as set forth in Exhibit A ("Amended Note").

  Section 2. Conditions. The effectiveness of this Amendment is subject to the satisfaction of the following conditions precedent:

     A. Amendment. Fully executed copies of this Amendment and the Amended Note signed by the Borrower and ratification's signed by the Guarantors shall be delivered to Lender.

     B. Resolution. A certificate executed by the Secretary or Assistant Secretary of Borrower certifying that the Borrower's Board of Directors has adopted resolutions authorizing the execution, delivery and performance by Borrower of the Amendment shall be delivered to Lender.

     C. Other Documents. Borrower shall have executed and delivered to Lender such other documents and instruments as Lender may require.

  Section 3. Termination of Guaranty. The Guaranty executed by Peter L. Vosotas dated March 31, 1993 guaranteeing the Obligations is hereby terminated and shall no longer have any force or effect.

  Section  4.    Effective Date. This Amendment shall be effective as of
July 1, 1997.

  Section 5.   Miscellaneous.


     A. Survival of Representations and Warranties. All representations and warranties made in the Agreement or any other document or documents relating thereto , including , without limitation, any Loan Document furnished in connection with this Amendment, shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by Lender or any closing shall affect the representations and warranties or the right of Lender to rely thereon.

     B. Additional Representation and Warranty. In order to induce Lender to enter into this Amendment, Borrower represents and warrants to Lender that the audited financial statements of the Borrower for the fiscal year ending March 31, 1997 shall be consistent with, and contain no material adverse changes from, the preliminary financial statements for the period delivered to the Lender prior to the date hereof. Borrower agrees that this representation and warranty is material to the Lender and that a breach thereof shall constitute an Event of Default under the Agreement.

    C. Reference to Agreement. The Agreement , each of the Loan Documents, and any and all other agreements, documents or instruments now or hereafter executed and delivered pursuant to the terms hereof, or pursuant to the terms of the Agreement as amended hereby, are hereby amended so that any reference therein to the Agreement shall mean a reference to the Agreement as amended hereby.

    D. Agreement Remains in Effect. The Agreement and the Loan Documents remain in full force and effect and the Borrower ratifies and confirms its agreements and covenants contained therein. The Borrower hereby confirms that, after giving effect to this Amendment, no Event of Default or Default exists as of such date.

    E. Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

    F. APPLICABLE LAW. THIS AMENDMENT AND ALL OTHER LOAN DOCUMENTS EXECUTED PURSUANT HERETO SHALL BE DEEMED TO HAVE BEEN MADE AND TO BE PERFORMABLE IN THE STATE OF NEW JERSEY AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW JERSEY.

    G. Successors and Assigns. This Amendment is binding upon and shall inure to the benefit of Lender and Borrower and their respective successors and assigns; provided, however, that Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of Lender.

    H. Counterparts. This Amendment may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

    I.   Headings.  The headings, captions and arrangements used in this
Amendment   are   for   convenience  only   and  shall  not  affect  the
interpretation of this Amendment.

    J. NO ORAL AGREEMENTS. THIS AMENDMENT ,TOGETHER WITH THE OTHER LOAN DOCUMENTS AS WRITTEN, REPRESENTS THE FINAL AGREEMENT BETWEEN LENDER AND BORROWER AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN LENDER AND BORROWER.


IN WITNESS WHEREOF, the parties have executed this Amendment under seal on the date first written above.


                              NICHOLAS FINANCIAL, INC.


                              By:/s/Peter L Vosotas
                              -----------------------
                              Name: Peter L Vosotas
                              Title: President, CEO

                              BANKAMERICA BUSINESS CREDIT,INC.


                              By:/s/ Joseph La Cognata
                              -------------------------
                              Name: Joseph La Cognata
                              Title: Exec VP

                  CONSENTS AND REAFIRMATIONS

     The undersigned hereby consent to the terms and conditions of that Amendment No.7 to Loan and Security Agreement dated as of July 1, 1997, between Nicholas Financial, Inc. and BankAmerica Business Credit, Inc. ("Creditor1t) and reaffirm their obligations under Guarantees made by the undersigned in favor of the Creditor and acknowledge and agree that the Guarantees remains in full force and effect.

     Dated as of July 1, 1997

                              "GUARANTORS"

                              Nicholas Data Services, Inc.

                              By: /s/Peter L Vosotas
                              -------------------------
                              Peter L Vosotas, President

                              By: /S/Keith A Bertholf
                              -------------------------
                              Keith A Bertholf, Secretary


                              Nicholas Financial, Inc.

                              By: /s/Peter L Vosotas
                              ------------------------
                              Peter L Vosotas, President

                              By: /s/Keith A Bertholf
                              -----------------------
                              Keith A. Bertholf, Secretary

                                 Exhibit A

              AMENDED AND RESTATED SECURED PROMISSORY NOTE





      Total Credit Facility                         July 1, 1997




     FOR VALUE RECEIVED, the undersigned , Nicholas Financial, Inc., a Florida corporation , ("Borrower") hereby promises to pay to the order of BankAmerica Business Credit, Inc., a Delaware corporation, ("Lender") at the office of Lender located at 200 Lake Drive East, Suite 201, Cherry Hill, New Jersey 08002, or at such other place as Lender may designate in writing from time to time, the Total Credit Facility ('Principal Sum') or so much thereof as shall have been from time to time advanced and re-advanced to Borrower pursuant to a certain Loan and Security Agreement dated March 31, 1993, as amended ('Loan Agreement') together with interest on so much thereof as is, from time to time, outstanding and unpaid at the rate of interest set forth in the Loan Agreement.

     Interest shall be computed at the end of each day by multiplying the outstanding Principal Sum hereunder at the close of business on that day by a daily interest factor, which daily interest factor shall be calculated by dividing the aforesaid Interest Rate in effect on that day by 360 (which results in more interest being charged than if 365 were used). Interest so computed shall accrue for each and every day (365 days per year, 366 days per leap year) on which any part of the Principal Sum remains outstanding hereunder, including the day on which any Advance is made regardless of the time of day the Advance is made, and including the day on which funds are repaid unless repayment is credited by Lender to the Loan prior to the close of Lender's business on the day of receipt. The Interest Rate shall be adjusted and such adjustments shall become effective as described in the Loan Agreement.

     All payments shall be applied first to the payment of any sums owing by Borrower to Lender under the Loan Agreement (other than principal or interest), second to all accrued and unpaid interest, and third to the payment of the Principal Sum. Lender may, at its option, add Lender's Expenses owing by Borrower to Lender to the unpaid Principal Sum, which amounts shall thereupon accrue interest at the Interest Rate from time to time in effect.

     Interest shall be calculated, in the manner indicated above, on the last calendar day of such month ("Calculation Date") (the amount of such monthly interest being hereinafter referred to as the "Monthly Interest Charge"). On the fifteenth day of each month immediately following a Calculation Date ( hereinafter "Interest Payment Due Date"), the Monthly Interest Charge shall be due and payable in full by wire transfer of immediately available funds. In the event the fifteenth day of a particular month is not a business day during which Bank is open for business, then the Interest Payment Due Date shall be the first business day immediately preceding the fifteenth day of a month on which Batik is open for business. Failure to pay a Monthly Interest Charge on an

Interest Payment Due Date shall constitute an Event of Default under the Loan Agreement.

     On the Stated Termination Date or the date of earlier termination of the Loan Agreement, the entire Principal Sum, together with all accrued and unpaid interest, shall become immediately due and payable in full without notice or demand by Lender and shall be repaid to Lender by a wire transfer of immediately available funds.

    Should any payment required to be made under this Note not be paid on the date the same becomes due and payable, Borrower recognizes that Lender will incur extra expenses for handling delinquent payments, the exact amount of such extra expenses being economically impracticable to ascertain, but that a charge of six percent of the amount of the delinquent payment would be a fair approximation of the expense so incurred by Lender. Therefore, Borrower shall, in such event, without further notice and without prejudice to any rights of Lender, including without limitation, the right to collect any other amounts provided to be paid hereunder or under any instrument securing this Note or to declare a default hereunder, pay to Lender to cover such expenses incurred in handling such delinquent payments, a "late charge" of six percent of the amount of such delinquent payment.

     Notwithstanding any provision of the Loan Agreement or this Note to the contrary, Borrower may terminate the Loan Agreement and Note at any time if (a) Borrower gives Lender at least ten (10) days prior notice of its intent to terminate; (b) Borrower pays and performs all Obligations in full on or prior to the effective date of termination; and (c) Borrower pays to Lender an early termination fee equal to one percent (1%) of the Total Credit Facility in the event that the effective date of termination occurs on or before June 30,1998, one-half of one percent (0.50%) of the Total Credit Facility in the event that the effective date of termination occurs after June 30, 1998 but on or prior to December 31, 1998, and one-quarter of one percent (0.25%) of the Total Credit Facility in the event that the effective date of termination occurs after December 31, 1998 but on or prior to June 30, 1999. No early termination fee shall be payable if the Loan Agreement is terminated after June 30, 1999.

     Should an Event of Default occur under the Loan Agreement then the entire Principal Sum and any other sums advanced by Lender under the Loan Agreement, together with all unpaid interest accrued thereon, shall at the option of Lender and without notice to Borrower, at once become due and payable and may be collected forthwith, regardless of the Stated Termination Date specified in the Loan Agreement. Upon the occurrence of an Event of Default, Borrower shall pay, upon notice from the Lender, interest on the Principal Sum at the Default Rate.

     Time is of the essence of this Note. In the event this Note or any obligation hereunder is collected by or through an attorney-at-law, Borrower agrees to pay all costs of collection, including but not limited to, reasonable attorney's and paralegal fees, whether or not suit is filed, and all costs incurred on appeal.

     Except as expressly provided in the Loan Agreement, presentment for payment, demand, protest, notice of demand, protest and nonpayment and all other notices are hereby waived by Borrower. No failure to accelerate the debt evidenced hereby by reason of an Event of Default, acceptance of a past due installment, or indulgence granted from time to time shall be construed (I) as a novation of the Note or as a reinstatement of the indebtedness evidenced hereby or as a waiver of such right of acceleration or of the right of Lender thereafter to insist upon strict compliance with the terms of this Note, or (ii) to prevent the exercise of such right of acceleration or any other right granted hereunder or under applicable state law; and Borrower hereby expressly waives the benefit of any statute or rule of law or equity now provided, or which may hereafter be provided, which would produce a result contrary to or in conflict with the foregoing. No extension of time for the payment of this Note or any installment due hereunder, made by agreement with any person now or hereafter liable for the payment of this Note shall operate to release, discharge, modify, change or affect the original liability of Borrower under this Note, either in whole or in part, unless Lender agrees otherwise in writing. This Note may not be changed orally, but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification , or discharge is sought.

     Lender shall have the right to sell, assign, or otherwise transfer this Note and the Loan Agreement or any interest therein to one or more institutional investors or their affiliates without Borrower's consent. This Note, the Loan Agreement, and all of the covenants and agreements contained therein shall be binding upon and inure to the benefit of the respective legal and personal representatives, successors, and assigns of Lender and Borrower.

     If, from any circumstances whatsoever, fulfillment of any provision of this Note or of the Loan Agreement, at the time performance of such provision shall be due, shall involve transcending the limit of validity presently prescribed by any applicable usury statute or any other applicable law, with regard to obligations of like character and amount, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity, so that in no event shall any exaction be possible under this Note or under the Loan Agreement that is in excess of the current limit of such validity, but such obligation shall be fulfilled to the limit of such validity. In the event a court determines that Lender has received interest and other charges in excess of the highest rate applicable hereto, Lender shall apply such excess to the Principal Sum of this Note as of the date of such determination.

     As used herein, the terms "Lender" and "Borrower" shall be deemed to include their respective successors, legal, representatives and assigns, whether by voluntary action of the parties or by operation of law. In the event that more than one person, firm, or entity is a Borrower hereunder, then all references to "Borrower" shall be deemed to refer equally to each of said persons, firms, or entities, all of whom shall be jointly and severally liable for all of the obligations of Borrower hereunder.

     This Note has been issued pursuant to the Loan Agreement and all the terms, covenants , and conditions of the Loan Agreement and all other instruments evidencing and/or securing the indebtedness hereunder are hereby made a part of this Note and are deemed incorporated herein in full. The occurrence of any Event of Default under the Loan Agreement or any other instruments securing and/or evidencing this indebtedness shall constitute a default under this Note. Unless otherwise defined herein , all capitalized terms shall have the same definition as contained in the Loan Agreement.

     This Note and all transactions hereunder and/or evidenced herein shall be governed by, construed, and enforced in accordance with the laws of the state of New Jersey, without reference to its conflict of law rules.

     This Note amends and restates the Secured Promissory Note dated March 31, 1993, as amended, and the obligations represented by such note shall not be deemed repaid or discharged as of the date hereof, but shall continue and remain in full force and effect.

 IN WITNESS WHEREOF, Borrower has executed this Note on the day and year first above written.

                               "BORROWER"

                               Nicholas Financial, Inc.,
                               a Florida Corporation


                               By: /s/Peter L Vosotas
                               ------------------------
                               Peter L. Vosotas, President