Form 10QSB
period 1998-06-30
NICHOLAS FINANCIAL INC
filed 1998-08-14
CIK 1000045

_______________________________________________________________
_______________________________________________________________

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1998



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


    As of July 31, 1998 there were 2,357,013 shares of common
                        stock outstanding

             This Form 10-QSB consists of 17 pages.
_______________________________________________________________
_______________________________________________________________

                    Nicholas Financial, Inc.
                         Form 10-QSB
                            Index


Part I.  Financial Information                              Page

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet
    as of June 30, 1998.......................................3

Condensed Consolidated Statements of Income for
    the three months ended June 30, 1998......................4

Condensed Consolidated Statements of Cash Flows
    for the three months ended June 30, 1998..................5

Notes to the Condensed Consolidated
    Financial Statements......................................6

Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations.......10

Part II. Other Information

Item 1.  Legal Proceedings...................................15

Item 2.  Changes in Securities...............................15

Item 3.  Defaults upon Senior Securities.....................15

Item 4.  Submission of Matters to a Vote of
          Security Holders...................................15

Item 5.  Other Information...................................15

Item 6.  Exhibits and Reports on Form 8-K....................15

         Signatures..........................................16

         Index of Exhibits...................................17


                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                                       June 30,
                                                         1998
                                                   ---------------
Assets
Cash                                                 $    40,967
Finance receivables, net                              35,013,135
Accounts receivable                                       20,202
Prepaid expenses and other assets                        422,922
Property and equipment, net                              208,056
Deferred income taxes                                    990,778
                                                   ---------------
Total assets                                         $36,696,060
                                                   ===============
Liabilities
Line of credit                                       $25,630,594
Notes payable - related party                          1,615,595
Accounts payable                                       1,712,743
Income taxes payable                                     191,004
Deferred revenues                                        287,590
Other liabilities                                         22,483
                                                    --------------
                                                      29,460,009

Shareholders' equity

Preferred stock, no par: 5,000,000 shares
authorized; none issued and outstanding                        -

Common  stock, no  par: 50,000,000 shares
authorized; 2,357,013  shares  issued and
outstanding                                            3,740,069

Retained earnings                                      3,495,982
                                                    --------------
                                                       7,236,051
                                                    --------------
Total liabilities and shareholders' equity           $36,696,060
                                                    ==============
See accompanying notes.


                    Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)


                                               Three months ended
                                                    June 30
                                               1998          1997
                                           ------------------------
Revenue:
 Interest income on finance receivables    $2,078,087   $1,691,808
 Sales                                        109,793      109,481
                                           ------------------------
                                            2,187,880    1,801,289
Expenses:
 Cost of sales                                 22,701       21,377
 Marketing                                     73,492       67,620
 Administrative                               855,229      699,185
 Provision for credit losses                  184,457      132,322
 Depreciation and amortization                 25,451       25,500
 Interest expense                             603,063      499,234
                                           ------------------------
                                            1,764,393    1,445,238
                                           ------------------------
Operating income before income taxes          423,487      356,051

Income tax expense (benefit):
 Current                                      203,263      201,505
 Deferred                                     (40,000)     (62,000)
                                           ------------------------
                                              163,263      139,505
                                           ------------------------
Net Income                                   $260,224     $216,546
                                           ========================

Earnings per share - Basic                      $0.11        $0.09
                                           ========================
Earnings per share - Diluted                    $0.11        $0.09
                                           ========================
See accompanying notes.


                    Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)

                                         Three months ended June 30
                                            1998           1997
                                        ----------------------------
Operating activities
Net income                               $   260,224    $   216,546
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation of property and equipment        25,451         25,500
Provision for credit losses                  184,457        132,322
Deferred income taxes                        (40,000)       (62,000)
Changes in operating assets
 and liabilities:
Accounts receivable                            3,203         17,700
Prepaid expenses and other assets           (176,077)        14,785
Deferred revenues                             46,461        (16,379)
Accounts payable                             (29,715)      (136,031)
Other liabilities                              1,083           (700)
Income taxes payable                          21,122        146,667
                                        -----------------------------
Net cash provided by operating
 activities                                  296,209        338,410

Investing activities
Increase in finance receivables,
 net of principal collected               (2,773,181)    (1,270,193)
Purchase of property and equipment           (10,021)       (31,060)
                                        -----------------------------
Net cash used by investing activities     (2,783,202)    (1,301,253)

Financing activities
Net proceeds from line of credit
 borrowings and notes payable-
 related party                             2,224,000        935,500
                                        ----------------------------
Net cash provided by financing
 activities                                2,224,000        935,500
                                        ----------------------------
Net decrease in cash                        (262,993)       (27,343)

Cash, beginning of period                    303,960        108,148
                                        ----------------------------
Cash, end of period                          $40,967        $80,805
                                        ============================
See accompanying notes.

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)

                          June 30, 1998


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)

                           June 30, 1998



         The following table sets forth the computation of Basic and Fully Diluted Earnings per Share:



                                           Three months ended June 30,
                                                1998          1997
                                          -----------------------------
Numerator:

 Numerator for basic earnings per
  share - Net income available to
  common stockholders                        $260,224       $216,546

 Effect of dilutive securities:
    Convertible debt                          $24,909              -
                                            --------------------------
    Numerator for dilutive earnings
     per share -income available to
     common stockholders after assumed
     conversions                            $ 285,133      $ 216,546
                                            ==========================
Denominator:
 Denominator for basic earnings per
 share - weighted average shares             2,357,013      2,330,181

 Effect of dilutive securities: (A)
  Employee stock options                             -         22,324
  Convertible debt                             264,798              -
                                            --------------------------
 Dilutive potential common shares              264,798         22,324
  Denominator for diluted earnings
   per share - adjusted  weighted-
   average shares and assumed
   conversions                               2,621,811      2,352,505
                                            ==========================
Earnings per share - basic                       $0.11          $0.09
                                            ==========================
Earnings per share - diluted                     $0.11          $0.09
                                            ==========================
Footnote A:
     The following options and warrants
 were outstanding  but  not included in
 the  computation  of  diluted earnings
 per share  because the  exercise price
 was  greater  than  the average market
 price   of   the  common  shares  and,
 therefore,     the  effect   would  be
 antidilutive.

    Options                                     230,700        85,500
    Warrants                                    333,333       333,333


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)

                           June 30, 1998





3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:

     Finance receivables, gross contract         $54,992,834
     Less:
         Unearned interest                       (12,900,505)
                                                 ------------
                                                  42,092,329

         Nonrefundable dealer reserves            (5,725,234)
         Allowance for credit losses              (1,353,960)
                                                 ------------
         Finance receivables, net                $35,013,135
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

                           June 30, 1998





5. Notes Payable - Related Party

Notes payable consisted of the following:

Notes   payable,  unsecured,  with  interest   at
varying   rates   up   to  12%,   quarterly   and
semiannual  interest payments  due  through  June
2001,  at which time the entire principal balance
and  unpaid interest is due, subordinated to  the
Line. The notes are convertible at the option  of
the  holder,  into common shares at  prices  from
$5.00 to $6.00 per share.                                  $1,150,000

Note   payable,  unsecured,  interest   at   12%,
quarterly  interest due through  April  2000,  at
which   time   the  entire  balance  and   unpaid
interest  is due, subordinated to the Line.   The
note  is convertible at the option of the holder,
into common shares at $8.25 per share.                        200,000

Notes   payable,  unsecured,  interest  at   12%,
principal and interest due through May 1999.                  245,041

Note   payable,  unsecured,  interest   at   12%,
quarterly  interest due through August  1999,  at
which time the entire principal balance is due.                20,554
                                                          ------------
                                                           $1,615,595
                                                          ============

6. Comprehensive Income

     As of April 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no material impact on the Company's net income or stockholders' equity.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended June 30, 1998 to $260,224 from $216,546 for the three month period ended June 30, 1997. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended June 30, 1998 or 1997.

                                           Three Months Ended June 30,
                                             1998              1997
                                           ---------------------------
Average Net Finance Receivables(1)          $40,782,423    $31,719,569

Average Indebtedness(2)                      26,022,255     20,277,855

Total Revenues                                2,078,087      1,691,808

Interest Expense                                603,063        499,234
                                           ---------------------------
Net Interest Income                           1,475,024      1,192,574

Gross Portfolio Yield (3)                        20.38%         21.33%

Average Cost of Borrowed Funds(2)                 9.27%          9.85%
                                           ---------------------------
Net Interest Spread (4)                          11.11%         11.49%

Net Portfolio Yield (3)                          14.47%         15.04%

Write-off to Liquidation (5)                      7.03%          9.23%

Net Charge-Off Percentage (6)                     6.00%          8.46%


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

Three months ended June 30, 1998 compared to three  months  ended
June 30, 1997

 Interest Income and Loan Portfolio

       Interest revenue increased 23% to $2.1 million for the period ended June 30, 1998, from $1.7 million for the period ended June 30, 1997. The net finance receivable balance totaled $35.0 million at June 30, 1998, an increase of 29% from the $27.1 million at June 30, 1997. The gross finance receivable balance increased 35% to $55.0 million at June 30, 1998 from $40.8 million at June 30, 1997. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 21.33% for the period ended June 30, 1997 to 20.38% for the period ended June 30, 1998. The primary reason that the gross portfolio yield decreased is that contracts purchased in the most recent 12 months carried a lower weighted APR than those contracts purchased in the preceding 12 month period. The primary reason that net finance receivables increased was the opening of three additional branches and increasing the transaction volume in several existing branches.

 Computer Software Business

  Sales for the period ended June 30, 1998 were $109,793 compared to $109,481 for the period ended June 30, 1997.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $976,873 for the period ended June 30, 1998 from $813,682 for the period ended June 30, 1997. This increase of 20% was primarily attributable to the opening of three additional branches. The Company also incurred additional operating expenses as the result of increasing its number of regional managers from two to three, as well as increasing the number of home-office personnel.

 Interest Expense

      Interest expense increased to $603,063 for the period ended June 30, 1998 as compared to $499,234 for the period ended June 30, 1997. This increase was due to an increase in average outstanding borrowings from $20.3 million to $26.0 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 9.85% for the period ended June 30, 1997 to 9.27% for the period ended June 30, 1998 .


Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company batches its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans processed by a Company branch office during a fiscal quarter. The average pool consists of 68 Contracts with an aggregate initial principal amount of approximately $520,000. As of June 30, 1998, the Company had 167 active pools.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of June 30, 1998, the Company had reserves for losses on Contracts of $7,009,311, or 17% of net outstanding receivables as compared to $4,751,769 (15%) for the period ended June 30, 1997.

   Because of the small number of direct consumer loans currently outstanding, a reserve for losses is established at the time the loan is made. As of June 30, 1998, the Company had reserves for losses on direct loans of $69,883 or 7% of net outstanding receivables as compared to $50,713 (7%) for the period ended June 30, 1997. When the volume of such loans increases, the Company intends to utilize a pooling arrangement similar to that used in connection with Contracts in establishing reserves. As of June 30, 1998, the Company had not experienced material losses under its direct consumer loan program.

   The provision for credit losses was $184,457 for the three month period ended June 30, 1998 as compared to $132,322 for the three month period ended June 30, 1997. This increase was due primarily to the 29% increase in the net finance receivable balance as of June 30, 1998 compared to June 30, 1997.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                                  Three months ended        Three months ended
                                    June 30, 1998              June 30, 1997
                                  ------------------        ------------------
Contracts
Gross Balance Outstanding            $53,698,222                 $39,870,229

                                  Dollar                     Dollar
Delinquencies                     Amount     Percent*        Amount     Percent*
------------------               --------    --------       --------    --------

30 to 59 days                    $1,830,953    3.41%        $1,485,071    3.72%
60 to 89 days                       409,741    0.76%           303,133    0.76%
90   +   days                       225,804    0.42%            62,144    0.16%
                                 ----------  --------       -----------  -------
Total Delinquencies              $2,466,498                 $1,850,348

*Total Delinquencies as
 percent of outstanding balance                4.59%                      4.64%

Direct Loans
Net Balance Outstanding               $1,032,810                   $ 764,032

Delinquencies
------------------

30 to 59 days                       $ 3,662    0.35%           $ 1,728    0.23%
60 to 89 days                           762    0.07%               971    0.13%
90 + days                               682    0.07%               800    0.10%
                                    -------    -----            ------    -----
Total Delinquencies                 $ 5,106                    $ 3,499

*Total Delinquencies as a
percent of outstanding balance                 0.50%                      0.46%


Income Taxes

  The Company's effective tax rate remained relatively consistent at 38.55% and 39.18% for the three months ended June 30, 1998 and 1997, respectively.

Liquidity and Capital Resources

The Company's cash flows for the three months ended June 30, 1998 and June 30, 1997 are summarized as follows:


                                  Three months ended     Three months ended
                                       June 30,               June 30,
                                         1998                   1997
                                  ------------------     ------------------

  Cash provided by (used in):
   Operating Activities -           $   296,209             $   338,410
   Investing Activities -
   (primarily purchase of
          Contracts)                 (2,783,202)             (1,301,253)

   Financing Activities               2,224,000                 935,500
                                     -----------             -----------
  Net increase(decrease) in cash       (262,993)                (27,343)


      The Company's primary use of working capital during the three months ended June 30, 1998 was funding the purchase of Contracts. The Contracts were financed substantially through borrowings from the Company's Line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of June 30, 1998 the Company had approximately $4.4 million available under the Line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities. The Company is currently negotiating with its lending source to increase its Line of credit from 30 million to 35 million.

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

      The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of its loan portfolio of Contracts, the Company believes it will be necessary to increase the size of its Line of Credit. The Company is currently negotiating with its lending source to increase its Line of credit from 30 million to 35 million.

      The Company believes that opportunity for growth continues to exist in the States of Florida and Georgia and for the foreseeable future intends generally to concentrate its expansion activities in those states. The Company has identified Orlando and Atlanta as likely areas where it may open additional branches during fiscal 1999.


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

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on August 14, 1998.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: August 14, 1998             /s/ Peter L. Vosotas
                                    ---------------------------
                                        Peter L. Vosotas
                                        Chairman, President,
                                        Chief Executive Officer
                                        (Principal Executive
                                         Officer)


  Date: August 14, 1998             /s/ Ralph T. Finkenbrink
                                    ----------------------------
                                        Ralph T. Finkenbrink
                                        (Principal Financial
                                         Officer and Accounting
                                         Officer)

                          EXHIBIT INDEX

    Exhibit      Document
  ----------    ------------
    None