Form 10QSB
period 1998-09-30
NICHOLAS FINANCIAL INC
filed 1998-11-13
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

                                X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1998



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

                          (727) 726-0763
       (Registrant's telephone number, Including area code)

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


 As of October 31st, 1998 there were 2,357,013 shares of common stock outstanding

             This Form 10-QSB consists of 20 pages.

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I. Financial Information                               Page

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet
        as of September 30,1998...............................3

        Condensed Consolidated Statements of
        Income for  the three and six months
        ended September 30, 1998 and 1997.....................4

        Condensed Consolidated Statements of
        Cash Flows for the  six months ended
        September 30, 1998 and 1997...........................5

        Notes to  the Condensed Consolidated
        Financial Statements..................................6

Item 2. Management's Discussion and Analysis
        of the Financial Condition and Results
        of Operations........................................10

Part II. Other Information

Item 1. Legal Proceedings....................................18

Item 2. Changes in Securities................................18

Item 3. Defaults upon Senior Securities......................18

Item 4. Submission of Matters to a Vote of
        Security Holders.....................................18

Item 5. Other Information....................................18

Item 6. Exhibits and Reports on Form 8-K.....................18

        Signatures...........................................19

        Index of Exhibits....................................20

                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                                   September 30
                                                       1998
                                                  ---------------
Assets
Cash                                               $     163,677
Finance receivables, net                              35,442,748
Accounts receivable                                       16,733
Prepaid expenses and other assets                        400,773
Property and equipment, net                              228,902
Deferred income taxes                                  1,140,778
                                                   --------------
Total assets                                         $37,393,611
                                                   ==============
Liabilities
Line of credit                                       $26,264,549
Notes payable - related party                          1,632,595
Accounts payable                                       1,448,166
Income taxes payable                                      96,963
Deferred revenues                                        334,111
Other liabilities                                         21,812
                                                   --------------
                                                      29,798,196

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized;none issued and outstanding                         -

Common stock, no par: 50,000,000 shares
authorized; 2,357,013 shares issued and
outstanding                                            3,740,069
Retained earnings                                      3,855,346
                                                   --------------
                                                       7,595,415
                                                   --------------
Total liabilities and shareholders' equity           $37,393,611
                                                   ==============
See accompanying notes.

                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)

                                   Three months ended  Six months ended
                                      September 30        September 30
                                    1998        1997    1998        1997
                             -----------------------------------------------
Revenue:
Interest income on
finance receivables            $2,382,605  $1,847,121 $4,460,692  $3,538,929
Sales                             107,536     112,259    217,329     221,740
                              -----------------------------------------------
                                2,490,141   1,959,380  4,678,021   3,760,669
Expenses:
Cost of sales                      22,976      23,259     45,677      44,636
Marketing                          90,036      91,786    163,528     159,406
Administrative                    951,463     759,029  1,806,692   1,458,214
Provision for credit losses       175,812     148,103    360,269     280,425
Depreciation and amortization      28,951      28,500     54,402      54,000
Interest expense                  635,580     500,954  1,238,643   1,000,188
                              -----------------------------------------------
                                1,904,818   1,551,631  3,669,211   2,996,869
                              -----------------------------------------------
Operating income before
income taxes                      585,323     407,749  1,008,810     763,800

Income tax expense (benefit):
Current                           375,959     169,087    579,222     370,592
Deferred                         (150,000)    (11,461)  (190,000)    (73,461)
                              -----------------------------------------------
                                  225,959     157,626    389,222     297,131
                              -----------------------------------------------
Net Income                       $359,364    $250,123   $619,588    $466,669
                              ===============================================
Earnings per share - Basic          $0.15       $0.11      $0.26       $0.20
                              ===============================================
Earnings per share - Diluted        $0.15       $0.11      $0.26       $0.20
                              ===============================================
See accompanying notes.


                     Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)

                                          Six months ended September 30
                                               1998              1997
                                        ---------------------------------
Operating activities
Net income                                $    619,588     $    466,669
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation of property and equipment         54,402           54,000
 Provision for credit losses                   360,269          280,425
 Deferred income taxes                        (190,000)         (73,461)

Changes in operating assets and liabilities:
 Accounts receivable                             6,672           17,931
 Prepaid expenses and other assets            (153,928)         (96,244)
 Deferred revenues                              92,982          (27,881)
 Accounts payable                             (294,292)         (20,777)
 Other liabilities                                 412           (1,228)
 Income taxes payable                          (72,919)          35,754
                                            -----------------------------
Net cash provided by operating activities      423,186          635,188

Investing activities
 Increase in finance receivables, net of
  principal collected                       (3,378,606)      (2,854,534)
 Purchase of property and equipment            (59,818)         (63,974)
                                            -----------------------------
Net cash used by investing activities       (3,438,424)      (2,918,508)

Financing activities
 Net proceeds from line of credit
   borrowings and notes payable
   - related party                           2,874,955        2,235,500
 Proceeds from sale of the Company's
   common stock                                      -           33,784
                                            -----------------------------
Net cash provided by financing activities    2,874,955        2,269,284
                                            -----------------------------
Net decrease in cash                          (140,283)         (14,036)

Cash, beginning of period                      303,960          108,148
                                            -----------------------------
Cash, end of period                           $163,677          $94,112
                                            =============================
See accompanying notes.

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)
                       September 30, 1998


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                        September 30, 1998



    The following table sets forth the computation of Basic and Fully Diluted Earnings per Share:

                                          Three months         Six months
                                              ended               ended
                                           September 30,      September 30,
                                          1998      1997     1998       1997
                                     ------------------------------------------
Numerator:

 Numerator for basic earnings per
  share - Net income available to
  common stockholders                   $359,364  $250,123  $619,588  $466,669
 Effect of dilutive securities:
     Convertible debt                     24,909         -    49,818         -
                                       ----------------------------------------
  Numerator for dilutive earnings
   per share - income available to
   common stockholders after assumed
   conversions                          $384,273  $250,123  $669,406  $466,669
                                       ========================================
Denominator:
 Denominator for basic earnings per
  share - weighted average shares      2,357,013 2,335,133 2,357,013 2,332,644
 Effect of dilutive securities: (A)
   Employee stock options                      -    21,496         -    21,945
   Convertible debt                      264,798         -   264,798         -
                                       ----------------------------------------

 Dilutive potential common shares        264,798    21,496   264,798    21,945
  Denominator for diluted earnings
   per share - adjusted weighted-
   average shares and assumed
       conversions                     2,621,811 2,356,629 2,621,811 2,354,589
                                       ========================================

Earnings per share - basic                 $0.15     $0.11     $0.26     $0.20
                                       ========================================
Earnings per share - diluted               $0.15     $0.11     $0.26     $0.20
                                       ========================================
Footnote A:
 The following options and warrants
 were  outstanding but not included
 in  the  computation  of   diluted
 earnings  per  share  because  the
 exercise  price  was  greater than
 the  average  market  price of the
 common  shares and, therefore, the
 effect would be antidilutive.

    Options                              230,700    85,499   230,700    85,499
    Warrants                             333,333   333,333   333,333   333,333


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                        September 30, 1998




3. Finance Receivables


Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:

 Finance receivables, gross contract     $56,090,365
    Less:
       Unearned interest                 (13,097,471)
                                         ------------
                                          42,992,894
       Nonrefundable dealer reserves      (5,945,259)
       Allowance for credit losses        (1,604,887)
                                         ------------
       Finance receivables, net          $35,442,748
                                         ============


The terms of the receivables range from 6 to 60 months and bear a weighted average effective interest rate of 24%.


4. Line of Credit

The Company has a $35,000,000 line of credit facility (the Line) with BA Business Credit, Inc. which expires on June 30, 2001. Borrowings under the Line bear interest at the Bank of America prime rate. The Company also has several LIBOR pricing options available. If the outstanding balance falls below $10,000,000 the Line bears interest at the Bank of America prime rate plus 1.75%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and its subsidiaries.

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                        September 30, 1998



5. Notes Payable - Related Party

Notes payable consisted of the following:


Notes  payable, unsecured, with interest at  varying
rates  up  to 12%, quarterly and semiannual interest
payments  due through June 2001, at which  time  the
entire principal balance and unpaid interest is due,   $1,150,000
subordinated to the Line. The notes are convertible at the option of the holder, into 240,555 common shares at prices from $5.00 to $6.00 per share.

Note  payable, unsecured, interest at 12%, quarterly
interest  due through April 2000, at which time  the
entire   balance   and  unpaid  interest   is   due,
subordinated  to the Line.  The note is  convertible      200,000
at the option of the holder, into 24,242 common shares at $8.25 per share.

Notes payable, unsecured, interest at 12%, principal
and interest due through May 1999.                        265,041

Note  payable, unsecured, interest at 12%, quarterly
interest due through August 1999, at which time  the       17,554
entire principal balance is due.
                                                      ------------
                                                       $1,632,595
                                                      ============

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended September 30, 1998 to $359,364 from $250,123 for the three month period ended September 30, 1997. Earnings were favorably impacted by an increase in the outstanding loan portfolio, a reduction in loan losses compared with last year and a marginal improvement in the cost of funds. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended September 30, 1998 or 1997.

   Consolidated net income increased for the six month period ended September 30, 1998 to $619,588 from $466,669 for the six month period ended September 30, 1997. Earnings were favorably impacted by an increase in the outstanding loan portfolio, a reduction in loan losses compared with last year and a marginal improvement in the cost of funds. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the six month periods ended September 30, 1998 or 1997.


                            Three Months Ended         Six Months Ended
                                September 30             September 30
                             1998         1997         1998        1997
                          -------------------------------------------------
Average Net Finance
Receivables(1)            $42,353,786  $32,879,182  $41,568,105  $32,299,376
Average Indebtedness(2)    27,299,143   21,122,189   26,660,699   20,700,022
Total Revenues              2,382,605    1,847,121    4,460,692    3,538,929
Interest Expense              635,580      500,954    1,238,643    1,000,188
                           --------------------------------------------------
Net Interest Income         1,747,025    1,346,167    3,222,049    2,538,741
Gross Portfolio Yield(3)       22.50%       22.47%       21.46%       21.91%
Average Cost of
Borrowed Funds(2)               9.31%        9.49%        9.29%        9.66%
                           --------------------------------------------------
Net Interest Spread(4)         13.19%       12.98%       12.17%       12.25%
Net Portfolio Yield(3)         16.50%       16.38%       15.50%       15.72%
Write-off to Liquidation(5)     6.91%       10.98%        6.97%       10.30%
Net Charge-Off Percentage(6)    5.78%       10.13%        5.87%        9.36%


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

Three months ended September 30, 1998 compared to three months ended September 30, 1997


 Interest Income and Loan Portfolio

       Interest revenue increased 29% to $2.4 million for the period ended September 30, 1998, from $1.8 million for the period ended September 30, 1997. The net finance receivable balance totaled $35.4 million at September 30, 1998, an increase of 25% from the $28.5 million at September 30, 1997. The gross finance receivable balance increased 30% to $56.1 million at September 30, 1998 from $43.0 million at September 30, 1997. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.47% for the period ended September 30, 1997 to 22.50% for the period ended September 30, 1998. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

   Sales for the period ended September 30, 1998 were $107,536 compared to $112,259 for the period ended September 30, 1997, a decrease of 5%. This decrease was primarily due to a decrease in new installations during the period ended September 30, 1998.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $1,093,426 for the period ended September 30, 1998 from $902,574 for the period ended September 30, 1997. This increase of 21% was primarily attributable to the opening of additional branches which included additional staffing costs, depreciation and related expenses.

 Interest Expense

      Interest expense increased to $635,580 for the period ended September 30, 1998 as compared to $500,954 for the period ended September 30, 1997. This increase was due to an increase in average outstanding borrowings from $21.1 million to $27.3 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 9.49% for the period ended September 30, 1997 to 9.31% for the period ended September 30, 1998 .

Six  months ended September 30, 1998 compared to six months ended
September 30, 1997


  Interest Income and Loan Portfolio

       Interest revenue increased 26% to $4.5 million for the period ended September 30, 1998, from $3.5 million for the period ended September 30, 1997. The net finance receivable balance totaled $35.4 million at September 30, 1998, an increase of 25% from the $28.5 million at September 30, 1997. The gross finance receivable balance increased 30% to $56.1 million at September 30, 1998 from $43.0 million at September 30, 1997. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 21.91% for the period ended September 30, 1997 to 21.46% for the period ended September 30, 1998. The Company has purchased contracts secured by relatively newer used vehicles and such contracts command a lower stated APR than the historical average of contracts purchased by the Company. The primary reason that net finance receivables increased was the opening of two additional offices.


 Computer Software Business

   Sales for the period ended September 30, 1998 were $217,329 compared to $221,740 for the period ended September 30, 1997, a decrease of 2%. This decrease was primarily due to a decrease in new installations during the period ended September 30, 1998.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $2,070,299 for the period ended September 30, 1998 from $1,716,256 for the period ended September 30, 1997. This increase of 21% was primarily attributable to the opening of additional branches which included additional staffing costs, depreciation and related expenses.
 .

 Interest Expense

       Interest expense increased to $1,238,643 for the period ended September 30, 1998 as compared to $1,000,188 for the period ended September 30, 1997. This increase was due to an increase in average outstanding borrowings from $20.7 million to $26.7 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 9.66% for the period ended September 30, 1997 to 9.29% for the period ended September 30, 1998 .

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company batches its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans processed by a Company branch office during a fiscal quarter. The average pool consists of 67 Contracts with an aggregate initial principal amount of approximately $536,000. As of September 30, 1998, the Company had 181 active pools.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of September 30, 1998, the Company had established reserves for losses on Contracts of $7,490,674 or 17.89% of net outstanding receivables.

   Because of the small number of direct consumer loans currently outstanding, a reserve for losses is established at the time the loan is made. As of September 30, 1998, the Company had established reserves for losses on direct loans of $59,472 or 5% of net outstanding receivables. When the volume of such loans increases, the Company intends to utilize a pooling arrangement similar to that used in connection with Contracts in establishing reserves. As of September 30, 1998, the Company had not experienced material losses under its direct consumer loan program.

   The provision for credit losses was $175,812 for the three month period ended September 30, 1998 and $360,269 for the six month period ended September 30, 1998 as compared to $148,103 for the three month period ended September 30, 1997 and $280,425 for the six month period ended September 30, 1997. This increase was due primarily to the 25% increase in the net finance receivable balance as of September 30, 1998 compared to September 30, 1997.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                               Six Months Ended     Six Months Ended
                              September 30, 1998   September 30, 1997
                             -------------------- --------------------
Contracts
Gross Balance Outstanding        $54,773,697           $42,020,250

                             Dollar                  Dollar
Delinquencies                Amount       Percent*   Amount     Percent*
                           ----------   ----------  ---------   ---------

30 to 59 days              $2,015,260       3.68%   $2,004,205    4.77%
60 to 89 days                 480,941       0.88%      460,944    1.10%
90   +  days                  346,103       0.63%      133,926    0.32%
                           ----------     -------   ----------   -------
Total Delinquencies        $2,842,304               $2,599,075

*Total Delinquencies as
 percent of outstanding balance             5.19%                 6.19%

Direct Loans
Net Balance Outstanding           $1,142,054              $839,689

Delinquencies

30 to 59 days                  $5,515       0.48%       $3,542    0.42%
60 to 89 days                   2,770       0.24%        3,691    0.44%
90 + days                       1,940       0.17%        1,903    0.23%
                             ---------     ------       -------  ------
Total Delinquencies           $10,225                   $9,136

*Total Delinquencies as a
percent of outstanding balance              0.89%                 1.09%


Income Taxes

  The Company's effective tax rate remained relatively consistent at 38.60% and 38.58% for the three and six months ended September
30, 1998, as compared to 38.66% and 38.90% for the three and six months ended September 30, 1997, respectively.

Liquidity and Capital Resources

The Company's cash flows for the six months ended September 30, 1998 and September 30, 1997 are summarized as follows:

                              Six months ended   Six months ended
                                September 30,       September 30,
                                    1998                1997
                              ----------------   ----------------
  Cash provided by (used in):
    Operating Activities -      $    423,186       $   635,188
    Investing Activities -
    (primarily purchase
      of Contracts)               (3,438,424)       (2,918,508)

    Financing Activities           2,874,955         2,269,284
                                 ------------       -----------
  Net (decrease) in cash            (140,283)          (14,036)

      The Company's primary use of working capital during the six months ended September 30, 1998 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. On September 18, 1998 the Company increased its line of credit to $35 million and also extended the maturity date to June 3, 2001. As of September 30, 1998 the Company had approximately $8.8 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

      The self-liquidating nature of installment Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company's need for cash and it's ability to borrow under the terms of its line of credit. The Company believes that borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt and, or the sale of additional securities in the capital markets or both.


Future Expansion

      The Company currently operates fourteen branch locations, twelve in the State of Florida and two in the State of Georgia. Each Florida Branch office is licensed with the State to acquire indirect installment sales finance contracts and to originate direct consumer loans. To date the Georgia branch offices do not purchase direct consumer loans. Each office is budgeted {size of branch, number of employees and location} to handle up to 1,000 accounts and up to $7,500,000 in outstanding receivables. To date none of our branches have reached this capacity.

      The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. As the branches continue to add customers, the size of the loan portfolio will continue to grow. With the added volume in each branch and as the company adds new branches, it will be necessary for the Company to increase the size of its Line of Credit, either with BankAmerica or another lender.

   The Company believes that opportunity for growth continues to exist in the States of Florida and Georgia and for the foreseeable future intends generally to concentrate its expansion activities in these States. The Company has identified Pensacola, and Macon, Georgia as areas where it may open additional branch offices during fiscal 1999.

Impact of Year 2000

   The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that some of the Company's significant information technology systems could be affected including the Company's internally developed proprietary accounting application software which is the integral component of the Financial subsidiary's data processing systems and the Company's commercial application software which is sold through the Company's software subsidiary "NDS". In addition the Company has identified Year 2000 deficiencies within its report-writer which the Company utilizes to produce most of its internal accounting and operational reports.

  Based on recent assessments the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

   For its information technology exposures, to date the Company is 75% complete on the remediation phase and expects to complete software reprogramming and replacement no later than December 31, 1998. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. To date the Company has completed 50% of its testing and has implemented 25% of its remediated systems. Completion of the testing phase for all significant systems is expected by March 31, 1999, with all remediated systems fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

  The remediation of operating equipment is not a Year 2000 issue with the Company because it has no operating equipment that would be affected, therefore no testing is required.

   The Company has queried its significant suppliers and vendors that do not share information systems with the Company. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

   The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $100,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $60,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $15,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $25,000 relates to repair of hardware and software and will be expensed as incurred.

   Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company might be unable to invoice customers, collect payments or produce all the necessary reports to operate effectively. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems record failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

   The Company currently has no contingency plan in place in the event it does not complete all phases of the Year 2000 program.
The  Company plans to evaluate the status of completion in  March
1999 and determine whether such a plan is necessary.

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

          (b) Reports on Form 8-K - On September 23,1998 the Company filed Form 8-K in connection with the signing of amendment #8 dated
               September 18, 1998  to  it's  Security and
               Loan Agreement dated March 31, 1993.

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on November 13, 1998.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: November 13, 1998       /s/ Peter L. Vosotas
                                -----------------------------
                                Peter L. Vosotas
                                Chairman, President,
                                Chief Executive Officer
                                (Principal Executive Officer)


  Date: November 13, 1998        /s/ Ralph T. Finkenbrink
                                 ----------------------------
                                 Ralph T. Finkenbrink
                                 (Principal Financial Officer
                                  and Accounting Officer)

                          EXHIBIT INDEX

    Exhibit Document

    none