Form 10QSB
period 1998-12-31
NICHOLAS FINANCIAL INC
filed 1999-02-12
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

                                X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 1998



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


 As of January 31st, 1999 there were 2,363,608 shares of common stock outstanding

             This Form 10-QSB consists of 20 pages.

                    Nicholas Financial, Inc.

                           Form 10-QSB

                              Index


Part I. Financial Information                                Page

Item 1.   Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheet
      as of December 31, 1998...................................3

     Condensed Consolidated Statements of
      Income for  the  three and nine months
      ended December 31, 1998 and 1997..........................4

     Condensed Consolidated Statements of
      Cash Flows for the nine months ended
      December 31, 1998 and 1997................................5

     Notes to the Condensed Consolidated
      Financial Statements......................................6

Item 2. Management's Discussion and Analysis
         of the Financial Condition and Results
         of Operations.........................................10

Part II. Other Information

Item 1. Legal Proceedings......................................18

Item 2. Changes in Securities..................................18

Item 3. Defaults upon Senior Securities........................18

Item 4. Submission of Matters to a Vote of
         Security Holders......................................18

Item 5. Other Information......................................18

Item 6. Exhibits and Reports on Form 8-K.......................18

        Signatures.............................................19

        Index of Exhibits......................................20


                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)


                                                    December 31
                                                       1998
                                                   ---------------
Assets
Cash                                                $    392,655
Finance receivables, net                              36,468,483
Accounts receivable                                       25,776
Prepaid expenses and other assets                        513,730
Property and equipment, net                              209,669
Deferred income taxes                                  1,242,212
                                                     ------------
Total assets                                         $38,852,525
                                                     ============

Liabilities
Line of credit                                       $27,064,549
Notes payable - related party                          1,627,595
Accounts payable                                       1,630,316
Income taxes payable                                      88,525
Deferred revenues                                        385,860
Other liabilities                                         20,896
                                                     ------------
                                                      30,817,741

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
 authorized; none issued and outstanding                       -
Common stock, no par: 50,000,000 shares
 authorized; 2,363,608 shares issued
 outstanding and                                       3,793,997
Retained earnings                                      4,240,787
                                                     ------------
                                                       8,034,784
                                                     ------------
Total liabilities and shareholders' equity           $38,852,525
                                                     ============

See accompanying notes.

                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)


                                    Three months endedNine months ended
                                     December 31            December 31
                                  1998        1997       1998        1997
                            ------------------------------------------------
Revenue:
Interest income on
 finance receivables         $2,569,082  $1,898,889  $7,029,773  $5,437,818
Sales                           121,861     105,175     339,190     326,915
                             ----------------------------------------------
                              2,690,943   2,004,064   7,368,963   5,764,733
Expenses:
Cost of sales                    23,622      25,531      69,302      70,166
Marketing                       109,922      77,101     273,450     236,507
Administrative                1,092,060     782,907   2,898,748   2,241,122
Provision for credit losses     238,965     250,115     599,234     530,540
Depreciation and amortization    34,351      21,000      88,753      75,000
Interest expense                560,688     534,444   1,799,331   1,534,632
                             ----------------------------------------------
                              2,059,608   1,691,098   5,728,818   4,687,967
                             ----------------------------------------------
Operating income
 before income taxes            631,335     312,966   1,640,145   1,076,766

Income tax expense (benefit):
Current                         347,328     380,107     926,550     750,699
Deferred                       (101,434)   (255,950)   (291,434)   (329,411)
                             ----------------------------------------------
                                245,894     124,157     635,116     421,288
                             ----------------------------------------------
Net Income                     $385,441    $188,809  $1,005,029    $655,478

Earnings per share - Basic        $0.16       $0.08       $0.43       $0.28
                             ==============================================
Earnings per share - diluted      $0.16       $0.08       $0.41       $0.28
                             ==============================================

See accompanying notes.


                     Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)

                                       Nine months ended December 31
                                             1998            1997
                                       -------------------------------
Operating activities
Net income                                $ 1,005,029      $  655,478

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation of property and equipment         88,753          75,000
Provision for credit losses                   599,234         530,540
Deferred income taxes                        (291,434)       (329,411)
Changes in operating assets
 and liabilities:
Accounts receivable                            (2,371)         16,482
Prepaid expenses and other assets            (266,885)        (21,071)
Deferred revenues                             144,731          32,623
Accounts payable                             (112,142)        (25,465)
Other liabilities                                (504)         (4,128)
Income taxes payable                          (81,357)        (36,646)
                                          ----------------------------
Net cash provided by operating activities   1,083,054         893,402

Investing activities
Increase in finance receivables,
 net of principal collected                (4,643,306)     (4,401,712)
Purchase of property and equipment            (74,936)        (81,499)
                                          ----------------------------
Net cash used by investing activities      (4,718,242)     (4,483,211)

Financing activities
Net proceeds from line of credit
 borrowings and notes payable
 - related party                            3,669,955       3,535,500
Proceeds from sale of the Company's
 common stock                                  53,928          59,343
                                          ----------------------------
Net cash provided by financing activities   3,723,883       3,594,843
                                          ----------------------------
Net increase in cash                           88,695           5,034

Cash, beginning of period                     303,960         108,148
                                          ----------------------------
Cash, end of period                          $392,655        $113,182
                                          ============================

See accompanying notes.


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)
                        December 31, 1998


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

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


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                         December 31, 1998



 The following table sets forth the computation of Basic and Fully
 Diluted Earnings per Share:



                                           Three months            Nine months
                                               ended                  ended
                                            December 31,           December 31,
                                          1998        1997       1998        1997
                                       -------------------------------------------
Numerator:

 Numerator for basic earnings per
  share - Net income available to
  common stockholders                  $ 385,441  $ 188,809  $1,005,029  $ 655,478

 Effect of dilutive securities:
     Convertible debt                     24,909          -      74,727          -
                                       --------------------------------------------
 Numerator for dilutive earnings
  per share - income available to
  common stockholders after assumed
  conversions                          $ 410,350  $ 188,809  $1,079,756  $ 655,478

Denominator:

 Denominator for basic earnings per
  share - weighted average shares      2,358,733  2,353,263   2,357,589  2,339,526
 Effect of dilutive securities: (A)
   Employee stock options                      -      6,229           -     14,403
   Convertible debt                      264,798          -     264,798          -
                                      ---------------------------------------------
 Dilutive potential common shares        264,798      6,229     264,798     14,403

   Denominator for diluted earnings
    per share - adjusted weighted-
    average shares and assumed
    conversions                        2,623,531  2,359,492   2,622,387  2,353,929
                                      =============================================
Earnings per share - basic                 $0.16      $0.08       $0.43      $0.28
                                      =============================================
Earnings per share - diluted               $0.16      $0.08       $0.41      $0.28
                                      =============================================
Footnote A:
 The following  options and warrants
were outstanding but not included in
the  computation of diluted earnings
per share because the exercise price
was greater than  the average market
price  of  the  common  shares  and,
therefore,   the  effect  would   be
antidilutive.

    Options                              230,700     87,293     230,700    86,097
    Warrants                             333,333    333,333     333,333   333,333


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                         December 31, 1998

3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:

     Finance receivables, gross contract   $57,787,810
       Less:
          Unearned interest                (13,506,277)
                                           -----------
                                            44,281,533
          Nonrefundable dealer reserves     (6,606,581)
          Allowance for credit losses       (1,206,469)
                                           -----------
       Finance receivables, net            $36,468,483
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


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                         December 31, 1998

5. Notes Payable - Related Party

Notes payable consisted of the following:

Notes  payable, unsecured, with interest at  varying
rates  up  to 12%, quarterly and semiannual interest
payments  due through June 2001, at which  time  the
entire principal balance and unpaid interest is due,
subordinated to the Line. The notes are  convertible
at  the  option  of the holder, into 240,555  common
shares at prices from $4.50 to $6.00 per share.        $1,150,000

Note  payable, unsecured, interest at 12%, quarterly
interest  due through April 2000, at which time  the
entire   balance   and  unpaid  interest   is   due,
subordinated  to the Line.  The note is  convertible
at  the  option  of the holder, into  24,242  common
shares at $8.25 per share.                                200,000

Notes payable, unsecured, interest at 12%, principal
and interest due through May 1999.                        265,041

Note  payable, unsecured, interest at 12%, quarterly
interest due through August 1999, at which time  the
entire principal balance is due.                           12,554
                                                       -----------
                                                       $1,627,595
                                                       ===========


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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended December 31, 1998 to $385,441 from $188,809 for the three month period ended December 31, 1997. Earnings were favorably impacted by an increase in the outstanding loan portfolio, a reduction in loan losses compared with last year and an improvement in the cost of funds. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended December 31, 1998 or 1997.

   Consolidated net income increased for the nine month period ended December 31, 1998 to $1,005,029 from $655,478 for the nine month period ended December 31, 1997. Earnings were favorably impacted by an increase in the outstanding loan portfolio, a reduction in loan losses compared with last year and an improvement in the cost of funds. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the nine month periods ended December 31, 1998 or 1997.


                             Three Months Ended        Nine Months Ended
                                December 31               December 31
                              1998         1997        1998         1997
                          --------------------------------------------------
Average Net Finance
Receivables (1)           $43,965,361  $34,502,973  $42,367,190  $33,033,908
Average Indebtedness(2)    28,460,477   22,372,189   27,260,625   21,257,411
Total Revenues              2,569,082    1,898,889    7,029,773    5,437,818
Interest Expense              560,688      534,444    1,799,331    1,534,632
                          --------------------------------------------------
Net Interest Income         2,008,394    1,364,445    5,230,442    3,903,186
Gross Portfolio Yield(3)       23.37%       22.01%       22.12%       21.95%
Average Cost of
Borrowed Funds (2)              7.88%        9.56%        8.80%        9.63%
                          --------------------------------------------------
Net Interest Spread (4)        15.49%       12.45%       13.32%       12.32%
Net Portfolio Yield (3)        18.27%       15.82%       16.46%       15.75%
Write-off to Liquidation(5)     8.87%       11.11%        7.99%       10.60%
Net Charge-Off Percentage(6)    7.68%        9.57%        6.88%        9.52%


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

Three months ended December 31, 1998 compared to three months ended December 31, 1997


 Interest Income and Loan Portfolio

       Interest revenue increased 35% to $2.6 million for the period ended December 31, 1998, from $1.9 million for the period ended December 31, 1997. The net finance receivable balance totaled $36.5 million at December 31, 1998, an increase of 22% from the $29.8 million at December 31, 1997. The gross finance receivable balance increased 29% to $57.8 million at December 31, 1998 from $45.0 million at December 31, 1997. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.01% for the period ended December 31, 1997 to 23.37% for the period ended December 31, 1998. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

   Sales for the period ended December 31, 1998 were $121,861 compared to $105,175 for the period ended December 31, 1997, an increase of 16%. This increase was primarily due to an increase in new installations during the period ended December 31, 1998.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $1,259,955 for the period ended December 31, 1998 from $906,539 for the period ended December 31, 1997. This increase of 39% was primarily attributable to the opening of additional branches which included additional staffing costs, depreciation and related expenses.

 Interest Expense

      Interest expense increased to $560,688 for the period ended December 31, 1998 as compared to $534,444 for the period ended
December 31, 1997. This increase was due to an increase in average outstanding borrowings from $22.4 million to $28.5 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 9.56% for the period ended December 31, 1997 to 7.88% for the period ended December 31, 1998 .

Nine months ended December 31, 1998 compared to nine months ended
December 31, 1997


  Interest Income and Loan Portfolio

       Interest revenue increased 29% to $7.0 million for the period ended December 31, 1998, from $5.4 million for the period ended December 31, 1997. The net finance receivable balance totaled $36.5 million at December 31, 1998, an increase of 22% from the $29.8 million at December 31, 1997. The gross finance receivable balance increased 29% to $57.8 million at December 31, 1998 from $45.0 million at December 31, 1997. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 21.95% for the period ended December 31, 1997 to 22.12% for the period ended December 31, 1998. The primary reason that net finance receivables increased was the opening of two additional offices.


 Computer Software Business

   Sales for the period ended December 31, 1998 were $339,190 compared to $326,915 for the period ended December 31, 1997, an increase of 4%. This increase was primarily due to an increase in new installations during the period ended December 31, 1998.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $3,330,253 for the period ended December 31, 1998 from $2,622,795 for the period ended December 31, 1997. This increase of 27% was primarily attributable to the opening of additional branches which included additional staffing costs, depreciation and related expenses.


 Interest Expense

       Interest expense increased to $1,799,331 for the period ended December 31, 1998 as compared to $1,534,632 for the period ended December 31, 1997. This increase was due to an increase in average outstanding borrowings from $21.3 million to $27.3 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 9.63% for the period ended December 31, 1997 to 8.80% for the period ended December 31, 1998 .

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company batches its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans processed by a Company branch office during a fiscal quarter. The average pool consists of 68 Contracts with an aggregate initial principal amount of approximately $523,815. As of December 31, 1998, the Company had 190 active pools.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of December 31, 1998, the Company had established reserves for losses on Contracts of $7,736,302 or 18% of net outstanding receivables.

   Because of the small number of direct consumer loans currently outstanding, a reserve for losses is established at the time the loan is made. As of December 31, 1998, the Company had established reserves for losses on direct loans of $76,748 or 5% of net outstanding receivables. When the volume of such loans increases, the Company intends to utilize a pooling arrangement similar to that used in connection with Contracts in establishing reserves. As of December 31, 1998, the Company had not experienced material losses under its direct consumer loan program.

   The provision for credit losses was $238,965 for the three month period ended December 31, 1998 and $599,234 for the nine month period ended December 31, 1998 as compared to $250,115 for the three month period ended December 31, 1997 and $530,540 for the nine month period ended December 31, 1997. This increase was due primarily to the 22% increase in the net finance receivable balance as of December 31, 1998 compared to December 31, 1997.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                                Nine Months Ended      Nine Months Ended
                                December 31, 1998      December 31, 1997
                               -------------------------------------------
Contracts
Gross Balance Outstanding        $55,955,413            $43,891,053

                                    Dollar                 Dollar
Delinquencies                       Amount    Percent*     Amount    Percent*
                                 -----------  --------   ----------  --------
30 to 59 days                     $1,905,083     3.40%   $2,002,041    4.56%
60 to 89 days                        557,096     1.00%      649,417    1.48%
90   +  days                         328,965     0.59%      248,104    0.57%
                                 -----------     -----   ----------    -----
Total Delinquencies               $2,791,144             $2,899,562

*Total Delinquencies as
 percent of outstanding balance                  4.99%                 6.61%

Direct Loans
Net Balance Outstanding           $1,453,640               $893,655

Delinquencies

30 to 59 days                        $12,711     0.87%      $12,336    1.38%
60 to 89 days                          4,445     0.31%        1,087    0.12%
90 + days                              3,535     0.24%          682    0.08%
                                  ----------    ------     ---------   -----
Total Delinquencies                  $20,691                $14,105

*Total Delinquencies as a
percent of outstanding balance                   1.42%                 1.58%


Income Taxes

  The Company's effective tax rate remained relatively consistent at 38.95% and 38.72% for the three and nine months ended December
31, 1998, as compared to 39.67% and 39.13% for the three and nine months ended December 31, 1997, respectively.

Liquidity and Capital Resources

The Company's cash flows for the nine months ended December 31, 1998 and December 31, 1997 are summarized as follows:

                                  Nine months ended    Nine  months ended
                                     December 31,          December 31,
                                        1998                   1997
                                 -------------------  --------------------
  Cash provided by (used in):
       Operating Activities -        $1,083,054             $  893,402
       Investing Activities -
        (primarily purchase of
          Contracts)                 (4,718,242)            (4,483,211)
       Financing Activities -         3,723,883              3,594,843

       Net increase in cash              88,695                  5,034


     The Company's primary use of working capital during the nine months ended December 31, 1998 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. On September 18, 1998 the Company increased its line of credit to $35 million and also extended the maturity date to June 3, 2001. As of December 31, 1998 the Company had approximately $7.9 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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

   The Company believes that opportunity for growth continues to exist in the States of Florida and Georgia and for the foreseeable future intends generally to concentrate its expansion activities in these States. The Company has identified Pensacola, Florida and Macon, Georgia as areas where it may open additional branch offices during calendar year 2000.

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

   For its information technology exposures, to date the Company is 80% complete on the remediation phase and expects to complete software reprogramming and replacement no later than March 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. To date the Company has completed 60% of its testing and has implemented 35% of its remediated systems. Completion of the testing phase for all significant systems is expected by March 31, 1999, with all remediated systems fully tested and implemented by June 30, 1999, with 100% completion targeted for September 30, 1999.

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

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on February 12, 1999.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: February 12, 1999       /s/ Peter L. Vosotas
                                ----------------------------
                                Peter L. Vosotas
                                Chairman, President, Chief
                                Executive Officer
                                (Principal Executive Officer)


  Date: February 12, 1999       /s/ Ralph T. Finkenbrink
                                -----------------------------
                                Ralph T. Finkenbrink
                                (Principal Financial Officer
                                 and Accounting Officer)

                          EXHIBIT INDEX

    Exhibit      Document
    -------     ----------
    none