Form 10KSB
period 1999-03-31
NICHOLAS FINANCIAL INC
filed 1999-06-28
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                           FORM 10-KSB

X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the fiscal year ended March 31, 1999


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

    Issuer's Telephone Number, Including Area Code: (727) 726-0763 Securities registered under Section 12(b) of the Exchange Act:

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No []


Check if disclosure of delinquent filers pursuant to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenues for its most recent fiscal year were $10,418,538 As of May 31, 1999, 2,349,108 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $5,893,998

DOCUMENTS INCORPORATED BY REFERENCE:
     Proxy Statement, dated June 29, 1999.
     Form 10-KSB Reference: Part III, Items 9, 10  and 11
Transitional Small Business Disclosure Format (check one): Yes[] No[X]

                       NICHOLAS FINANCIAL, INC.
                       FORM 10-KSB ANNUAL REPORT
                           TABLE OF CONTENTS

PART I                                                   Page No.

     Item 1.      Description of Business.....................2
     Item 2.      Description of Properties..................10
     Item 3.      Legal Proceedings..........................10
     Item 4.      Submission of Matters to a Vote of
                   Security Holders..........................11

PART II

     Item 5.      Market for Common Equity and Related
                   Stockholder Matters.......................11
     Item 6.      Management's Discussion and Analysis
                   of Financial Condition  and Results
                   of Operations.............................12
     Item 7.      Financial Statements.......................19
     Item 8.      Changes In and Disagreements With
                   Accountants on Accounting and
                   Financial Disclosure......................19

PART III

     Item 9.      Directors, Executive Officers,
                   Promoters and Control Persons;
                   Compliance with Section 16 (a)
                   of the Exchange Act.......................20
     Item 10.     Executive Compensation.....................20
     Item 11.     Security Ownership of Certain Beneficial
                   Owners and Management.....................21
     Item 12.     Certain Relationships and Related
                   Transactions..............................21
                  Item 13. Exhibits and Reports on
                   Form 8-K..................................22



Forward-Looking Information

       This 10-K contains various forward-looking statements and information that are based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc. ; including its subsidiaries ("the Company") believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, demand for consumer financing in the markets served by the Company, the Company's products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company's existing and future markets, and the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition.

                                PART I
Item 1.     Description of Business

General

      Nicholas Financial, Inc. ("Nicholas Financial-Canada") is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. ("Nicholas Financial") and Nicholas Data Services, Inc., ("NDS"). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing installment sales contracts ("Contracts") for purchases of new and used automobiles and light trucks. To a lesser extent, the Company also makes direct consumer loans and sells consumer-finance related products ("Insurance Products"). NDS is engaged in designing, developing, marketing and support of industry specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial's financing activities accounted for approximately 95% of consolidated revenues for the fiscal year ended March 31, 1999 and NDS's activities accounted for approximately 5% of such revenues during the same period.

       Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the "Company". Unless otherwise specified, all financial information herein is designated in United States currency.

      The Company's principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater Florida 33759, and its telephone number is (727) 726-0763.


Automobile Finance Business

      The Company is engaged in the business of providing financing programs, primarily on behalf of purchasers of new and used cars and light trucks who meet the Company's credit standards, but who do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed, the customer's job instability or credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase installment sales contracts for purchases made by borrowers who do not have a good credit history and for older model and high mileage automobiles. In making decisions regarding the purchase of a particular installment sales contract the Company considers the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the installment sales contract.

     The Company's automobile finance programs are currently conducted in Florida and Georgia only under the name Nicholas Financial, Inc. The Company currently operates twelve branch offices in Florida and two branch offices in Georgia. As of March 31, 1999 the Company had non-exclusive agreements with approximately 500 dealers for the purchase of retail installment sales contracts (the "Contracts") that meet the Company's financing criteria. The dealer agreements require the dealer to originate Contracts in accordance with the Company's guidelines.

      From July 1990 through March 31, 1999, the Company had purchased 19,060 Contracts with an initial principal amount aggregating approximately $133,838,223. The average initial principal amount of Contracts purchased by the Company was $7,022 and the contracts had an average initial term of 36 months. The Contracts were purchased from automobile dealers at an average discount of approximately 9.61% from their initial principal amount.

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

      The annual percentage rate ("APR") is the actual cost of borrowing money, expressed in form of the annual interest rate payable by the borrower. The APR for Contracts purchased by the Company range from 18% to 30%. As of March 31, 1999, the average APR on Contracts purchased and currently outstanding is 24.11% and the average discount from the initial principal amount is 9.92%.

      The Company purchases Contracts from the automobile dealer at a negotiated price that is less than the original principal amount being financed {the discount} by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the credit worthiness of the purchaser. In certain markets, competition determines the discount that the company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 5% to 30% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. Virtually all Contracts purchased by the Company since April 1, 1992 have been purchased from dealers without recourse, meaning that the Company, not the dealer, bears the risk of nonpayment by the borrower under the Contract. Prior to April 1, 1992 some Contracts were acquired with full recourse against the dealer for nonpayment by the borrower. As of March 31, 1999, substantially all of the Company's loan portfolio consisted of Contracts that were purchased without recourse against the dealer. Although substantially all the Contracts in the Company's loan portfolio were acquired without recourse, the dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

      The Company purchases a Contract only after the dealer (seller) and the Company arrive at a negotiated price for the Contract and the dealer has provided the Company with the requisite proof that the vehicle is properly titled, that the Company has a perfected first priority lien on the financed vehicle, that the customer has obtained the required collision insurance naming the Company as loss payee and the installment sales contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract through maturity.

      The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as the loss payee, with a deductible of not more than $500. The Company does not offer collision insurance. Both the Company and its dealers offer purchasers of vehicles certain other "add on products". These products are offered by the dealer on behalf of the Company or by the automobile dealer on behalf of the dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, credit life insurance, credit accident and health insurance and credit property insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract. As of March 31, 1999, approximately 25% of the borrowers under Contracts in the Company's loan portfolio had elected to purchase "add on products".

Direct Consumer Loans

      Although the Company is licensed to make small direct consumer loans up to $25,000, the average loan made to date by the Company had an initial principal balance of approximately $2,500. The Company does not expect the average loan size to increase significantly within the foreseeable future and does not presently intend to make loans at the maximum size permitted under its license. The Company offers loans primarily to borrowers under the Contracts previously purchased by the Company. In deciding whether or not to make a loan, the Company considers the individual's credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because approximately 90% of the direct consumer loans made to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The direct consumer loan program was implemented in April 1995 and is not currently a significant source of revenue for the Company. As of March 31, 1999, loans made by the Company pursuant to its direct consumer loan program constituted approximately 3.2% of the aggregate principal amount of the Company's loan portfolio. As of March 31, 1999, the average APR for direct consumer loans made by the Company was 27.91%, with a range of 18 to 30%. The Company currently typically purchases between 300 and 500 indirect contracts each month and originates between 50 and 100 direct consumer loans each month.

      In connection with its direct consumer loan program the Company also offers health and accident insurance coverage and credit life insurance to borrowers. Borrowers in approximately 75% of the 621 loan transactions outstanding as of March 31, 1999 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the borrower.


Financing Sources

      The Company finances the acquisition of Contracts with its retained earnings, cash flow from operations, loans from investors, insiders and a revolving line of credit with BankAmerica. In September of 1998 the Company expanded its line of credit capacity to $35million, extended the maturity date of such line to June 3, 2001 and reduced the rate of interest payable under the line. No assurance can be given that the size of such line will be increased or that the maturity date will be extended beyond June 30, 2001.

     As of March 31, 1999, The Company owed approximately $1.6 million to 7 investors who purchased notes issued by the Company. These notes bear interest at rates from 10.5 % to 12%. In most cases, the Company's obligation to repay the note is subordinated to payment of its payment obligations under the BankAmerica line of credit.

      The BankAmerica line of credit is secured by finance receivables and other assets of the Company. The interest rate payable by the Company on funds drawn down under the line of credit is based on either the current prime rate published by BankAmerica or several Libor pricing options. In addition to interest, the Company also pays a monthly fee to BankAmerica equal to .25% of the amount available under the line of credit that has not been drawn down. As of March 31, 1999, the Company had drawn down approximately $30 million under the line of credit. As of that date the interest rate payable by the Company under the line of credit was approximately 7.34%. The revolving line expires on June 3, 2001.

Underwriting Guidelines

      The Company's typical customer is 30 years old, has a monthly gross income of $1,500 and a credit history that fails to meet the lending standards of most banks and credit unions. Among the credit problems experienced by the Company's customers that resulted in a poor credit history are: unpaid revolving credit card obligations; unpaid medical bills; unpaid student loans; prior bankruptcy; and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

      Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer's background, employment, and credit history. The Company also obtains credit reports from Equifax, TRW or TransUnion which are independent reporting services. The Company verifies the consumer's employment history, income and residence. In most cases consumers are interviewed by telephone by a Company application processor.

      The Company utilizes internally prepared buying guidelines used by its Branch Managers and underwriters when purchasing Contracts. Any contract that does not meet these guidelines must be approved by the senior management of the Company. The Company currently has three regional managers charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the Regional Mangers are responsible for monitoring their assigned branch's compliance with the Company's underwriting standards.

       The   Company  continues  to  utilize  the  Special  Operations
Department, ("SOD") to perform on-site audits of branch compliance with Company buying guidelines. SOD will audit Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of branch manager, previous branch audit score and current and historical branch profitability. SOD reports directly to the Accounting and Administrative Management of the Company. The Company believes that an independent review and audit of its branches that is not tied to the sales function of the Company is imperative as it results in information that is impartial.

      The Company uses essentially the same criteria in analyzing a direct consumer loan as it does in analyzing the purchase of a Contract. Lending decisions regarding direct consumer loans are made based upon a review of the customer's loan application, credit history, job stability, income, in-person interviews with a Company loan officer and the value of the collateral offered by the borrower to secure the loan. To date, since approximately 90% of the Company's direct loans have been made to individuals whose automobiles have been financed by the Company, the customer's payment history under the automobile installment sale agreement is a significant factor in the lending decision. The decision process with respect to the purchase of Contracts is similar, although, the customer's prior payment history with automobile loans is weighted more heavily in the decision making process and the collateral value of the automobile being financed is considered.

      After reviewing the information included in the loan application and taking the other factors into account, Company representatives categorize the borrower using traditional credit classifications of "A", indicating high creditworthiness, through "D", indicating lower creditworthiness.

      In the absence of other factors, such as a favorable payment history on a Contract held by the Company, the Company generally makes direct consumer loans only to individuals rated in categories "B" or higher. Contracts are financed for individuals who fall within all four acceptable rating categories utilized, "A" through "D". Usually borrowers who fall within the two highest categories are purchasing a two to four year old, low mileage used automobile from the inventory of a new car or (franchise dealer), while borrowers in the two lowest categories are purchasing an older, high mileage automobile from an independent used automobile dealer. Approximately 5% of the loans financed by the Company are with customers rated in the "A" category, 15% are rated "B", 70% are rated "C" and 10% are rated "D".

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

      Accounts that are less than 120 days matured are included on the delinquency report on the first day that the contract is contractually past due. After an account has matured more than 120 days, it is not included on the delinquency report until it is 11 days past due. Once an account becomes 30 days past due, repossession proceedings are implemented unless the borrower provides the Company with an acceptable explanation for the delinquency and displays a willingness and ability to make the payment, and there is an agreed upon plan to return the account to current status. When an account is 60 days past due, the Company ceases amortization of the Contract and repossession proceedings are initiated. At 120 days delinquent, if the vehicle has not yet been repossessed, the account is written off. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. It then appears on the Company's repossession report and is sold, either at auction or to an automobile dealer.

      When an account becomes delinquent, the Company immediately contacts the borrower to determine the reason for the delinquency and to determine if arrangements for payment can appropriately be made. Once payment arrangements acceptable to the Company have been made, the information is entered in its database and is used to generate a "Promises Report", which is utilized by the collection staff for account follow up.

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

Marketing and Advertising

      The Company's Contract marketing efforts are directed toward automobile dealers. The Company attempts to meet dealers' needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its Regional and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 25 mile radius of each branch office. The Branch manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising for the purchase of Contracts such as radio or newspaper advertisements.

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

      In the past four years the Company has seen several of its most aggressive competitors report unexpected losses due to, but not limited to, inadequate reserves and accounting irregularities. The
Company believes the circumstances causing the industry turmoil are the result of poor reserve analysis, overall lack of responsible financial management and insufficient internal controls. The Company believes that its static pool reserve analysis, internal controls and experienced management team will continue its history of accurate and reliable financial reporting, although no assurances can be given in this regard.


Computerized Information System

      The Company's operations utilize integrated computer systems developed by NDS to enhance its ability to respond to customer inquiries, to monitor the performance of its indirect and direct loan portfolio and the performance of individual borrowers under Contracts. All personnel are provided with instant, simultaneous access to information from a single shared database. The Company has created specialized programs to automate the tracking of loans from inception. The capacity of the networking system includes the Company's branch office locations. See the discussion above the caption Servicing and Monitoring of Contracts for a summary of the different reports prepared by the Company.
Strategy

      The Company's business strategy is to continue its growth and to increase its profitability through greater penetration in its current markets, controlled geographic expansion into new markets and selective portfolio acquisitions. As of the date of this report, the Company has no commitments or agreements in principle with respect to any expansion into new geographic markets or any portfolio acquisitions. The Company also intends to continue its expansion through the increased origination of additional direct consumer loans. The Company believes that opportunity for growth continues to exist in the State of Florida as well as Georgia and intends to continue its expansion activities there. The Company is also exploring the possibility of expanding into North Carolina and or South Carolina.


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

     The Company's target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history, the vehicle's mileage or age. The Company has been able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies which purchase automobile receivables in that market segment. Because of the daily contact that many of its employees have with automobile dealers located throughout the market areas served by it, the Company is generally aware of the terms upon which its competitors are offering to purchase Contracts. The Company's policy is to modify its terms if necessary to remain competitive. The Company has no intention and will not sacrifice credit quality, its purchasing criteria or prudent business practices in order to meet the competition or be driven by unrealizable growth expectations. The Company expects to analyze new lending programs and marketing methods which may be implemented with the objective of increasing profits and or its market share, including the possibility of offering to purchase portfolios of seasoned Contracts from dealers in bulk transactions from $50,000 to $5,000,000.

     The Company's ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 500 dealers that the Company has contractual relationships with accounted for over 3% of its business volume in 1999.

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

     The Company maintains a Retail Installment Seller's License and a Sales Finance Company License with the Florida Department of Banking and Finance and the Georgia Secretary of State (Business Services & Regulation). Pursuant to regulations of the State of Florida governing the Company's financing business activities, the Department of Banking and Finance conducts an on site audit of each of the Company's branches annually, to monitor compliance with the applicable regulations. The regulations govern, among other matters, licensure requirements, requirements for maintenance of proper records, payment of required fees to the State of Florida and the State of Georgia, maximum interest rates that may be charged on loans to finance used vehicles and proper disclosure to customers regarding financing terms.


Employees

      The Company's executive management and various support functions are centralized at the Company's Corporate Headquarters in Clearwater, Florida. As of March 31, 1999 the Company employed a total of 71 persons, five of whom work for NDS and 66 of whom work for Nicholas Financial. The Company provides paid holidays, vacation, sick time, jury time, health and life insurance, long-term disability insurance, dental insurance, and a 401(k) plan for all employees. No employees are covered by a collective bargaining agreement and the Company believes it has good relations with its employees.


Item 2. Description of Properties

     The Company leases its Headquarters and branch office facilities. Its Headquarters, located at 2454 McMullen Booth Road, Building C in Clearwater, Florida, consists of approximately 4,500 square feet. The Company occupies the space pursuant to a lease that commenced on July 1, 1995 and expires on June 30, 2000. The current monthly rent is $4,251, with annual increases of approximately 2.25% in each subsequent year of the lease. Management believes this office space is adequate to meet its needs for the foreseeable future.

     Each of the Company's 14 branch offices consists of approximately 1,200 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from two to five years at annual rates ranging from approximately $8.00 to $16.00 per square foot.


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

Item 4. Submission of Matters to a Vote of Security Holders

     None

                               PART II


Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's common stock has been listed for trading on the Vancouver Stock Exchange since 1987 under the symbol "NFC.U". On
August 21, 1997, the Board of Directors passed a resolution to implement a one-for-three reverse split of the Company's common stock. Effective September 5, 1997, the Company's shareholders of record owned one share of common stock for every three shares of common stock owned prior to September 5, 1997. The purpose of the reverse split was to qualify for the minimum share price required by the National Association of Security Dealers, ("NASD") for inclusion under the NASDAQ SmallCap System. In September 1997, the Company applied to the NASD for approval to list its common stock on NASDAQ SmallCap System. On December 23, 1997 the Company's NASDAQ application was approved and trading of the Company's common stock commenced December 29, 1997, under the symbol "NICKF". On February 17, 1998, the Board of Directors passed a Resolution removing the Company's common stock from listing on the Vancouver Stock Exchange. Effective March 11, 1998, the Company's common stock listing was removed from the Vancouver Stock Exchange.

      Holders of Common Stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefor. It has been the Company's policy to retain earnings to finance the growth of its business. Accordingly, the Company has not issued a cash dividend and has no plans to do so in the near future. As of March 31, 1999, there were approximately 500 stockholders of record of the Company's Common Stock.

      Effective May 5,1999 the Company's NASDAQ stock symbol changed from "NICKF" to "NICK".

The following table reflects the high and low sale prices for the Company's common stock on the Vancouver Stock Exchange for the first three quarters of fiscal 1998 and on NASDAQ for the fourth quarter and for fiscal 1999.


Price Range of Common Stock

Year ended March 31, 1999                   High        Low
     First Quarter ...........              $3.75       $2.88
     Second Quarter...........               3.25        2.13
     Third Quarter............               3.63        2.25
     Fourth Quarter............              4.38        3.00

Year ended March 31, 1998                   High        Low
     First Quarter ...........              $4.86       $3.60
     Second Quarter...........               5.10        3.70
     Third Quarter............               4.50        4.00
     Fourth Quarter............              4.50        2.75


Item  6.  Management's Discussion and Analysis of Financial  Condition
           and Results of Operations

Overview

     Consolidated net income increased in the fiscal year ended March 31, 1999 to $1,602,356 or $0.65 per diluted share from $913,690 or
$0.39 per diluted share in the fiscal year ended March 31, 1998. Earnings for the year were favorably impacted by significant growth in the outstanding loan portfolio, improved portfolio performance and an improvement in the cost of funds.

The following table sets forth certain financial data:

----------------------------------------------------------------------
                                              Years Ended March 31
                                               1999           1998
----------------------------------------------------------------------
Average Net Finance Receivables(1)         $43,578,531    $34,024,030

Average Indebtedness (2)                    27,923,366     21,898,605

Interest Income                              9,922,689      7,493,630

Interest Expense                             2,358,838      2,080,337

Net Interest Income                          7,563,851      5,413,293
----------------------------------------------------------------------
Gross Portfolio Yield (3)                       22.77%         22.02%

Average Cost of Borrowed Funds (2)               8.45%          9.50%

Net Interest Spread (4)                         14.32%         12.52%
----------------------------------------------------------------------
Net Portfolio Yield (3)                         17.36%         15.91%
----------------------------------------------------------------------
Write-off  to Liquidation                        7.93%          9.83%

Net Charge-Off Percentage                        6.84%          8.69%

<FOOTNOTE>

(1)Average net finance receivables represent the average of net finance receivables throughout the year. Net finance receivables represents gross finance receivables less any unearned finance charges related to those receivables.

(2)Average Indebtedness represents the average outstanding borrowings under its line of credit, subordinated debt and notes payable.
  Average cost of borrowed funds represents interest expense as percentage of average indebtedness.

(3)Gross portfolio yield represents interest income as a percentage of average finance receivables. Net portfolio yield represents net interest income as a percentage of average finance receivables.

(4) Net interest spread represents the gross portfolio yield less the average cost of borrowed funds.


Fiscal 1999 compared to Fiscal 1998

Interest Income and Loan Portfolio

     Interest income on finance receivables, predominantly finance charge income, increased 32% to $9.9 million in fiscal 1999 from $7.5 million in fiscal 1998. The net finance receivable balance totaled $39.9 million at March 31, 1999, an increase of 23% from the $32.4 million at March 31, 1998. The gross finance receivable balance increased 27% to $63.4 million at March 31, 1999 from $50.1 million at March 31, 1998. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The primary reason the gross portfolio yield increased was the result of lower than anticipated write-off's on the existing portfolio. The primary reason net finance receivables increased was the opening of one additional office and the increased receivable base of several existing branch offices.

Computer Software Business

       In fiscal 1999, the revenues of NDS were $495,849 compared with fiscal 1998 revenues of $443,392, an increase of 12%. This increase was primarily due to an increase in the installations of upgrades to existing customers, driven by the year 2000 issue during fiscal 1999. Operating income for fiscal 1999 was $24,745 compared with an operating income of $18,118 for fiscal 1998. The Company expects both operating revenues and income of NDS to remain stable, although no assurance can be given in this regard.

Operating Expenses

     Operating expenses excluding provision for credit losses and interest expense increased to $4.5 million in fiscal 1999 from $3.5 million in fiscal 1998. This increase of 29% was primarily attributable to increasing the number of employees in several existing branch locations and also increasing the number of corporate personnel. The Company has increased its work force from 63 employees at the end of fiscal 1998 to 71 employees at the end of fiscal 1999.

Interest Expense

     Interest expense increased to $2.4 million in fiscal 1999 as compared to $2.1 million in fiscal 1998. This increase was due to an increase in average outstanding borrowings from $21.9 million to $27.9 million. The effect of this increase was offset in part by a decrease in the Company's effective average cost of borrowing from 9.50% for fiscal 1998 to 8.45% for fiscal 1999.

Analysis of Credit Losses

    Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 70 Contracts with an aggregate initial principal amount of approximately $549,194. As of March 31, 1999, the Company had 192 active pools.

     The Company pools Contracts according to branch location because the branches purchase contracts in different markets located in Florida and Georgia. All Contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market.

     A pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where , at the date of purchase,the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a pool which is not fully liquidated, then a charge to income is used to reestablish adequate reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are recognized as income.

     In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate and adjustments are made if they are determined to be necessary. As of March 31, 1999, the Company had established reserves for losses on Contracts of $8,548,550 or 13.47% of gross outstanding receivables under the Contracts.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                                      Year Ended         Year Ended
                                    March 31, 1999      March 31, 1998
                                  --------------------------------------
Contracts
Gross Balance Outstanding             $61,486,782           $48,960,601


                                Dollar                   Dollar
Delinquencies                   Amount      Percent      Amount    Percent
                               ---------   ---------    ---------  --------
30 to 59 days                 $1,404,387      2.28%    $1,785,309    3.65%
60 to 89 days                    307,239      0.50%       331,027    0.68%
90 + days                        155,271      0.25%        84,751    0.17%
                               ---------     ------     ---------   ------
Total Delinquencies           $1,866,897               $2,201,087

*Total Delinquencies as a
 percent of outstanding balance               3.03%                  4.50%



Direct Loans
Net Balance Outstanding                $1,535,707              $870,237

Delinquencies

30 to 59 days                      7,833      0.51%         3,950    0.45%
60 to 89 days                      9,749      0.63%         6,168    0.71%
90 + days                          4,807      0.31%         9,440    1.08%
                                --------     ------       -------   ------
Total Delinquencies              $22,389                  $19,558

Total Delinquencies as a
% of outstanding Balance                      1.45%                  2.24%


The provision for credit losses was $940,922 in fiscal 1999 as compared to $848,641 in fiscal 1998. This was primarily the result of a 23% increase in the net portfolio over last year. The Company increased its total reserve percentage from 12.25% of gross finance receivables for fiscal year ended March 31, 1998 to 13.48% for the fiscal year ended March 31, 1999. Management believes that the reserve adjustments made during fiscal 1999 are consistent with its conservative reserve methodology.

Income Taxes

   The provision for income taxes in fiscal 1999 increased 72% to $1,003,242 from $583,957 in fiscal 1998 as a result of higher pretax income. The Company's effective tax rate decreased from 38.99% in fiscal 1998 to 38.50% in fiscal 1999.


Net Income

  As a result of the above factors, net income increased from $913,690 in fiscal 1998 to $1,602,356 in fiscal 1999.


Liquidity and Capital Resources

The Company's cash flows for fiscal 1999 and 1998 are summarized as follows:

                                      Fiscal         Fiscal
                                       1999           1998
                                    --------------------------
Cash provided by (used in):
  Operations                         $2,217,609    $2,057,317
  Investing activities -
  (primarily purchase of
   installment contracts)            (8,523,794)   (7,473,864)

  Financing activities                6,511,643     5,612,359
                                    --------------------------
Net increase in cash                   $205,458      $195,812
                                    ==========================


      The Company's primary use of working capital during fiscal year 1999 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's $35 million line of credit. The line of credit, which expires in June 2001, is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of March 31, 1999 the Company had approximately $5 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs from cash flows from operating activities.

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

Impact of Inflation

      The Company is affected by inflation primarily by increased operating costs and expenses. Inflationary pressures on operating costs and expenses have been offset by the Company's continued emphasis on stringent operating and cost controls and to a lesser extent by modest increases in support rates from its software subsidiary, Nicholas Data Services. Management believes that the Company's financial position has enabled it to negotiate favorable interest rates.

      The Company believes that a downturn in the economy would increase the number of purchasers of automobiles financed with Contracts. During a modest downturn in economic activity more people will experience a reduction in income because of downsizing, fewer and smaller raises, and the necessity of accepting lower paying jobs. In addition, it may be difficult for individuals who have financially over-extended themselves to meet their debt obligations and they may find it necessary to purchase used rather than new automobiles. Although the number of potential customers can be expected to increase during periods of slow economic activity, the number of defaults in payment obligations can also be expected to increase with a resulting increase in repossessions of vehicles securing Contracts. The Company is not able to predict whether or not the net effect of such a downturn would be favorable or unfavorable to the operating results of the Company, although the Company believes that a severe downturn in economic activities would have a material effect on its business, financial condition and results of operations.


Future Expansion

      The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of its portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving line of credit arrangement, either with its current lender or another lender. The Company, from time to time, has and will meet with private investors and financial institutions that specialize in investing in subordinated debt. The Company believes that the addition of more debt that is subordinate to the line of credit will make it possible for the Company to continue to meet or exceed its covenants under the loan agreement, increase the amount of funds drawn down under its line of credit, and draw down funds under the line at a faster rate. The Company also intends to continue its policy of not paying dividends and using earnings from operations to purchase Contracts or make direct consumer loans. The Company believes that opportunity for growth continues to exist in Florida as well as Georgia and intends to continue its expansion activities in those states. The Company is also exploring the possibility of expanding into North Carolina and or South Carolina; although the Company does not have any current plans to do so. No assurances can be given that the Company will be able to continue to expand its operations.


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

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that some of the Company's significant information technology systems could be affected including the Company's internally developed proprietary accounting application software which is the integral component of the Financial subsidiary's data processing systems and the Company's commercial application software which is sold through the Company's software subsidiary NDS. In addition the Company has identified Year 2000 deficiencies within its report-writer which the Company utilizes to produce most of its internal accounting and operational reports.

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

      For its information technology exposures, to date the Company is 90% complete on the remediation phase and expects to complete software reprogramming and replacement no later than July 1, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. To date the Company has completed 80% of its testing and has implemented 60% of its remediated systems. Completion of the testing phase for all significant systems is expected by July 1, 1999, with all remediated systems fully tested and implemented by August 31, 1999, with 100% completion targeted for September 30, 1999.

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

      The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $25,000 and is being funded through operating cash flows. To date, the Company has incurred approximately $15,000 related to all phases of the Year 2000 project. The total remaining project costs are attributable to the purchase of new software and operating equipment, which will be capitalized.

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

           The Company currently has no contingency plan in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in July 1999 and determine whether such a plan is necessary.

Item 7. Financial Statements

The following financial statements are filed as part of this report (see pages 25-42)

  Report of Independent Auditors..............................24

  Audited Consolidated Financial Statements

  Consolidated Balance Sheets.................................25
  Consolidated Statements of Income and Retained Earnings.....26
  Consolidated Statements of Cash Flows.......................27
  Notes to the Consolidated Financial Statements..............28




Item  8.  Changes In and Disagreements with Accountants on  Accounting and Financial Disclosure

          None.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     The information set forth under the caption "Proposal 1: Election of Directors" in the Proxy Statement and Information Statement, dated on or about June 29, 1999, for the Annual General Meeting of Members of Nicholas Financial - Canada to be held August 4, 1999 (the "Proxy Statement"), the information set forth under the caption "Executive Officers and Compensation" in the Proxy Statement, and the information set forth under the caption "Section 16 (a) Beneficial Ownership
Reporting Compliance" in the Proxy Statement are incorporated by reference.

Additional information regarding the officers is set forth below.

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

      As of March 31, 1999 there was one executive officer who was not also a director of Nicholas Financial - Canada. Ralph T. Finkenbrink has served as Vice-President-Finance of Nicholas Financial - Canada since July 1997. He joined the Company in 1988 and served as Controller of Nicholas Financial and NDS until 1992. Prior to joining the Company, he was a staff accountant for MBI, Inc. from January 1984 to March 1985 and Inventory Control Manager for The Dress Barn, Inc. from March 1985 to December 1987. Mr. Finkenbrink received his Bachelor of Science Degree in Accounting from Mount St. Mary's University in Emmitsburg, Maryland.


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

Item 12.  Certain Relationships and Related Transactions

   In April 1996, Dr. Ellis Hyman, a Director of Nicholas Financial - Canada and NDS, agreed to subordinate $200,000 of debt at 12% interest with semi-annual interest payments only. The entire principal balance plus accrued interest is due on April 20, 2000. Dr. Hyman has the option of converting the note into common shares of the Company at a price of $5.00 per share.

   In January 1998, Dr. Hyman, also agreed to subordinate $150,000 of debt at 12% interest with quarterly interest payments only. The entire principal balance plus accrued interest is due on January 26, 2000. Dr. Hyman has the option of converting the note into common shares of the Company at a price of $8.25 per share.

  In February 1998, Stephen Bragin, a Director of Nicholas Financial - Canada and NDS, agreed to subordinate $150,000 of debt at 12% interest with semi-annual interest payments only. The entire principal balance plus accrued interest is due on February 28, 2000. Mr. Bragin has the option of converting the note into common shares of the Company at a price of $5.00 per share.

Item 13. Exhibits and Reports on Form 8-K


       (a)  Exhibits


3.1    Articles of Incorporation of Nicholas Financial, Inc. and
       By-Laws

       Incorporated by reference to the Company's Form 10-SB. File
       No. 0-26680

4.1    Stock Certificate

       Incorporated by reference to Exhibit 4.1 to the Company's
       Form 10-SB (File No. 0-26680)

10.1.1 Loan and Security Agreement dated March 31, 1993  between
       BA Business Credit, Inc. and Nicholas Financial, Inc.

       Incorporated by reference to Exhibit 10.1.1 to the Company's Form 10-SB (File No. 0-26680)

10.1.2 Loan Modification Agreement dated January 14, 1994

       Incorporated by reference to Exhibit 10.1.2 to the Company's Form 10-SB (File No. 0-26680)

10.1.3 Temporary Line Increase Agreement dated Mach 28, 1994

       Incorporated by reference to Exhibit 10.1.3 to the Company's Form 10-SB (File No. 0-26680)

10.1.4 Second Loan Modification Agreement dated June 3, 1994

       Incorporated by reference to Exhibit 10.1.4 to the Company's Form 10-SB (File No. 0-26680)

10.1.5 Amendment No. 3 to Loan Agreement dated July 5, 1994

       Incorporated by reference to Exhibit 10.1.5 to the Company's Form 10-SB (File No. 0-26680)

10.1.6 Amendment No. 4 to Loan Agreement and Security Agreement

       Incorporated by reference to Exhibit 10.1.6 to the Company's Form 10-SB (File No. 0-26680)

10.1.7 Fifth Loan Modification Agreement dated July 13, 1995

       Incorporated by reference to Exhibit 10.1.7 to the Company's Form 10-KSB for the fiscal year ended March 31, 1996

10.1.8 Sixth Loan Modification Agreement dated May 13, 1996

       Incorporated by reference to Exhibit 10.1.8 to the Company's Form 10-QSB for the three months ended June 30, 1996

10.1.9 Amendment No. 7 to Loan and Security Agreement dated July 5,
       1997

       Incorporated by reference to Exhibit 10.1.9 to the Company's Form 10-QSB for the three months ended September 30, 1997

10.2.0  Amendment No. 8 to Loan and Security Agreement dated
        September 18, 1998

        Incorporated by reference to Exhibit 10.2.0 to the Company's Form 10-QSB for the three months ended September 30, 1998

10.2.1  Amendment No. 9 to Loan and Security Agreement dated
        November 25, 1998

        Incorporated by reference to Exhibit 10.2.1 to the Company's Form 10-QSB for the three months ended December 31, 1998

23      Powers of Attorney (included on signature page hereto)

27      Financial Data Schedule (for SEC use only)

       (b)  Reports on Form 8-K
            None

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NICHOLAS FINANCIAL, INC.


Dated: June 28, 1999
                                  By:/s/ Peter L. Vosotas
                                     ----------------------------
                                     Peter L. Vosotas
                                     Chairman, Chief Executive Officer
                                     and President

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter L. Vosotas and Ralph T. Finkenbrink, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title                       Date
----------               -------                     -------
                         Chairman of the Board,
                         Chief Executive Officer,
/s/Peter L Vosotas       President and Director      June 28, 1999
-------------------
Peter L. Vosotas


/s/ Ralph T Finkenbrink  Vice President - Finance    June 28, 1999
------------------------ (Principal Financial
Ralph T. Finkenbrink      Officer)


/s/ Ellis P Hyman        Director                    June 28, 1999
------------------
Ellis P. Hyman


/s/ Stephen Bragin       Director                    June 28, 1999
-------------------
Stephen Bragin


/s/William Taylor        Director                    June 28, 1999
-------------------
William Taylor

                 Report of Independent Auditors

To the Board of Directors of
Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nicholas Financial, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               Ernst & Young LLP

May 7, 1999
Tampa, Florida


                    Nicholas Financial, Inc.
                   Consolidated Balance Sheets


                                                    March 31
                                                1999        1998
                                           ------------------------
Assets
Cash                                       $   509,418  $   303,960
Finance receivables, net                    39,923,471   32,424,411
Accounts receivable                             22,932       23,405
Prepaid expenses and other assets              308,844      246,845
Property and equipment, net                    217,293      223,486
Deferred income taxes                        1,275,056      950,778
                                           ------------------------
Total assets                               $42,257,014  $34,172,885

Liabilities and Shareholders' Equity
Line of credit                             $29,964,549  $23,430,594
Notes payable-related party                  1,606,765    1,591,595
Accounts payable                             1,735,356    1,742,458
Income taxes payable                                 -      169,882
Deferred revenues                              387,944      241,129
Other liabilities                               21,699       21,400
                                           ------------------------
                                            33,716,313   27,197,058

Shareholders' equity
Preferred stock, no par: 5,000,000
 shares authorized; none issued and
 outstanding                                         -            -
Common stock, no par: 50,000,000 shares
 authorized; 2,349,108 and 2,357,013 shares
 issued and outstanding, respectively        3,702,587    3,740,069
Retained earnings                            4,838,114    3,235,758
                                            -----------------------
                                             8,540,701    6,975,827
                                            -----------------------
Total liabilities and
 shareholders' equity                      $42,257,014  $34,172,885
                                            =======================

See accompanying notes.


                    Nicholas Financial, Inc.
     Consolidated Statements of Income and Retained Earnings


                                              Year ended March 31
                                                1999        1998
                                             -----------------------
Revenue:
 Interest income on finance receivables      $9,922,689   $7,493,630
 Sales                                          495,849      443,392
                                             -----------------------
                                             10,418,538    7,937,022
Expenses:
 Cost of sales                                  102,368      105,924
 Marketing                                      369,968      319,757
 Administrative                               3,950,839    3,001,958
 Provision for credit losses                    940,922      848,641
 Depreciation                                    90,005       82,758
 Interest expense                             2,358,838    2,080,337
                                              ----------------------
                                              7,812,940    6,439,375
                                              ----------------------
Operating income before income taxes          2,605,598    1,497,647

Income tax expense (benefit):
 Current                                      1,327,520    1,123,368
 Deferred                                      (324,278)    (539,411)
                                              ----------------------
                                              1,003,242      583,957
                                              ----------------------
Net income                                    1,602,356      913,690

Retained earnings, beginning of year          3,235,758    2,322,068
                                              ----------------------
Retained earnings, end of year               $4,838,114   $3,235,758
                                              ======================
Earnings per share:
     Basic                                         $.68         $.39
                                              ======================
     Diluted                                       $.65         $.39
                                              ======================

Weighted average shares - basic               2,357,984    2,366,917
                                              ======================
Weighted average shares - diluted             2,622,782    2,616,452
                                              ======================

See accompanying notes.


                    Nicholas Financial, Inc.
              Consolidated Statements of Cash Flows


                                                 Year ended March 31
                                                  1999         1998
                                              ------------------------
Cash flows from operating activities
Net income                                    $ 1,602,356   $  913,690
Adjustments to reconcile net income
 to net cash flows provided
 by operating activities:
  Depreciation                                     90,005       82,758
  Provision for credit losses                     940,922      848,641
  Deferred income taxes                          (324,278)    (539,411)
  Changes in operating assets and
   liabilities:
   Accounts receivable                                473        8,819
   Prepaid expenses and other assets              (61,999)     116,726
   Deferred revenues                              146,815       67,115
   Accounts payable                                (7,102)     468,434
   Other liabilities                                  299       (6,410)
   Income taxes payable                          (169,882)      96,955
                                              ------------------------
Net cash provided by operating activities       2,217,609    2,057,317

Investing activities
Increase in finance receivables, net of
principal collected                            (8,439,982)  (7,349,961)
Purchase of property and equipment, net of
disposals                                         (83,812)    (123,903)
                                              ------------------------
Net cash used by investing activities          (8,523,794)  (7,473,864)

Financing activities
Proceeds (repayment) of notes payable
 -related party                                    15,170     (164,500)
Net proceeds from line of credit                6,533,955    5,750,000
Sale (repurchase) of  common stock                (37,482)      26,859
                                              ------------------------
Net cash provided by financing activities       6,511,643    5,612,359
                                              ------------------------
Net increase in cash                              205,458      195,812
Cash, beginning of year                           303,960      108,148
                                              ------------------------
Cash, end of year                                $509,418     $303,960
                                              ========================


See accompanying notes.

                    Nicholas Financial, Inc.
         Notes to the Consolidated Financial Statements
                         March 31, 1999


1. Organization

Nicholas Financial, Inc. (NFI, Canada) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (NDSI) and Nicholas Financial, Inc. (NFI). NDSI is engaged principally in the development, marketing and support of computer application software. NFI is engaged principally in providing installment sales financing. Both NDSI and NFI are based in Florida, U.S.A. The accompanying financial statements are stated in U.S. dollars.

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

                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


2. Accounting Policies (continued)

Revenue Recognition

Revenues resulting from the sale of hardware and software are recognized upon delivery of the products. Revenues from software support maintenance and lease agreements are recognized over the life of the agreements. The unamortized amounts are included in the caption "deferred revenues."

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:

                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


2. Accounting Policies (continued)



                                           Year ended March 31
                                            1999         1998
                                         -----------------------
Numerator:

 Numerator for basic earnings per
  share - Net income available to
  common stockholders                    $1,602,356    $913,690
 Effect of dilutive securities:
  convertible debt                           99,636      99,636
 Numerator  for dilutive  earnings
  per share - income available  to
  common stockholders after assumed      -----------------------
  conversions                            $1,701,992  $1,013,626
                                         =======================
Denominator:
 Denominator for basic earnings per
  share - weighted average shares         2,357,984   2,366,917
 Effect of dilutive securities: (A)
  Employee stock options                          -       6,959
  Convertible debt                          264,798     242,576
                                         -----------------------
 Denominator for diluted earnings
  per share- adjusted weighted-
  average shares and assumed
  conversions                             2,622,782   2,616,452
                                         =======================
Earnings per share - basic                    $0.68       $0.39
                                         =======================
Earnings per share - diluted                  $0.65       $0.39
                                         =======================

Footnote A:
    Options                                 215,200      87,293
    Warrants                                333,333     333,333
    The options and warrants above were
outstanding  but  not included  in  the
computation  of  diluted  earnings  per
share  because  the  effect  would   be
antidilutive.


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

The Company's financial instruments that are exposed to concentrations of credit risk are primarily finance receivables, which are concentrated in the States of Florida and Georgia. The Company provides credit in the normal course of business and performs ongoing credit evaluations of it customers. The Company maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 1999 and 1998 was $1,550,316 and $1,026,413 respectively. Cash paid for interest for the years ended March 31, 1999 and 1998 was $2,322,178 and $2,052,742, respectively.

                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


2. Accounting Policies (continued)

Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income, as defined, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company adopted the provisions of Statement 130 effective April 1, 1998, and the adoption of Statement 130 did not have an impact on the Company's results of operations or financial position.

In June 1997, the FASB issued Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprises and Related Information." Statement 131 establishes standards for segment reporting and disclosure of additional information on products and services, geographic areas, and major customers. The Company adopted the provisions of Statement 131 effective April 1, 1998, and has made the required disclosures in Note 11. There was no financial impact from the adoption of Statement 131which requires disclosures only.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (the "Statement"), Accounting of Derivative Instruments and Hedging Activities. The Company expects to adopt the new statement effective April 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:


                                          1999           1998
                                     -----------------------------
  Finance receivables,
   gross contract                      $63,439,200    $50,110,571
     Less:
     Unearned interest                 (14,967,179)   (11,549,020)
                                     -----------------------------
                                        48,472,021     38,561,551

     Nonrefundable dealer reserve       (6,643,593)    (4,525,034)
     Allowance for credit losses        (1,904,957)    (1,612,106)
                                     -----------------------------
     Finance receivables, net          $39,923,471    $32,424,411
                                     =============================

The terms of the receivables range from 6 to 60 months and bear a weighted average effective interest rate of 24% for 1999 and 1998.

The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the years ended March 31.

                                           1999          1998
                                     -----------------------------
Balance at beginning of year           $4,525,034     $3,253,513
Discounts acquired on new volume        5,330,351      4,408,114
Recoveries                                269,151        224,553
Accreted to income                       (724,520)      (505,665)
Losses absorbed                        (2,756,423)    (2,855,481)
                                     -----------------------------
Balance at end of year                 $6,643,593     $4,525,034
                                     =============================
Reserve as a percent of gross
finance receivables                        10.47%          9.05%
                                     =============================

                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for doubtful accounts for the years ended March 31.

                                         1999           1998
                                     -----------------------------
Balance at beginning of year          $1,612,106      $1,175,718
Current year provision                   940,922         848,641
Losses absorbed                         (648,071)       (412,253)
                                      ----------------------------
Balance at end of year                $1,904,957      $1,612,106
                                     =============================
Reserve as a percent of gross
 finance receivables                       3.00%           3.22%
                                     =============================


4. Property and Equipment

                                        Accumulated     Net Book
                              Cost      Depreciation      Value
                           ---------------------------------------
     1999
     Automotive              $45,664       $13,466       $32,198
     Equipment               276,476       160,463       116,013
     Furniture and
      fixtures               117,596        72,660        44,936
     Leasehold
      improvements            92,643        68,497        24,146
                           ---------------------------------------
                            $532,379      $315,086      $217,293
                           =======================================

     1998
     Automotive             $114,912       $79,403      $35,509
     Equipment               323,346       195,054      128,292
     Furniture and
      fixtures               108,023        61,296       46,727
     Leasehold
      improvements            70,002        57,044       12,958
                           ---------------------------------------
                            $616,283      $392,797     $223,486
                           =======================================


                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


5. Line of Credit

The Company has a $35,000,000 line of credit facility (the Line) which expires on June 30, 2001. Borrowings under the Line bear interest at the prime rate or several Libor options plus 225 basis points. The Company's effective rate of interest at March 31, 1999 was 7.34%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial Inc. and its subsidiaries.


6. Notes Payable-Related Party

Notes payable to shareholders, directors and individuals related thereto are as follows:

                                                       March 31
                                                  1999          1998
                                              --------------------------
     Notes payable, due through January
     2002, unsecured, subordinated to the
     Line, with interest at varying rates
     up to 12%, quarterly and semiannual
     interest payments due through January
     2002. The notes are convertible at the
     option of the holder, into common shares
     at prices from $4.50 to $6.00 per share.   $1,150,000   $1,150,000

     Notes payable, unsecured interest at
     12%, quarterly interest due through
     April 2000, at which time the entire
     principal balance and unpaid interest
     is due, subordinated to the Line. The
     note is convertible at the option of
     the holder, into common shares at
     $8.25 per share.                              200,000      200,000

     Note payable, unsecured, interest at
     12%, principal and interest due
     through March 2000.                           249,211      218,841

     Note payable, unsecured, interest at
     12%, quarterly interest due through
     August 1999, at which time the entire
     principal balance is due.                       7,554       22,754
                                              --------------------------
                                                $1,606,765   $1,591,595
                                              ==========================


                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


6. Notes Payable-Related Party (continued)

Maturities of notes payable are summarized as follows:


     Year ending March 31
    ----------------------
     2000                                      $  556,765
     2001                                         200,000
     2002                                         850,000
                                                -----------
                                               $1,606,765

The company incurred interest expense on the above notes of $200,140 and $210,784 for the years ended March 31, 1999 and 1998, respectively.


7. Income Taxes

The provision for income taxes reflects an effective U.S tax rate which differs from the corporate tax rate (34%) for the following reasons:


                                               1999      1998
                                           ----------------------
  Provision for income taxes at Federal
  statutory rate                             $885,903   $509,200
  Increase resulting from:
  State income taxes, net of Federal
   benefit                                    117,252     67,394
  Other                                            87      7,363
                                           ----------------------
                                           $1,003,242  $ 583,957
                                           ======================

                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


7. Income Taxes (continued)

The Company's deferred tax assets consist of the following as of:

                                                      March 31
                                                   1999        1998
                                              ------------------------
  Allowance for credit losses not deductible
   for tax purposes                             $1,056,988    $760,307
  Deferred compensation related to stock
   options and warrants                            157,000     157,000
   Other items                                      61,068      33,471
                                              -------------------------
                                                $1,275,056    $950,778
                                              =========================

NFI, Canada has income tax loss carryforward balances of approximately Cdn$180,000 (1998-Cdn$256,000) which are available to reduce future taxable income and which expire thru 2006:

For the years ended March 31, 1999 and 1998, the Company would have recorded deferred tax assets of approximately $82,000, due primarily to these Canadian income tax loss carryforwards. The assets, however, are offset entirely by a valuation allowance due to the uncertainty surrounding the realization of the assets.

                     Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


8. Shareholders' Equity

Changes in the outstanding common stock during the years are as follows:


                                              Number    Common
                                                Of       Stock
                                              Shares
                                          -------------------------
Balance at March 31, 1997                   2,330,182   $3,713,210

Changes in 1998:
  Issued for cash upon exercise
    of options                                 26,831       59,343
                                          -------------------------
                                            2,357,013    3,772,553

Less account receivable from
 shareholders related  to
 exercise of options                                -       32,484
                                          -------------------------
Balance at March 31, 1998                   2,357,013   $3,740,069
                                          -------------------------

Changes in 1999:
 Issued in connection with
  employee bonus plan                           6,595       21,444
 Shares repurchased                           (14,500)     (58,926)
                                          -------------------------
Balance at March 31, 1999                   2,349,108   $3,702,587
                                          =========================

The Company has a warrant outstanding entitling a director to purchase 333,333 common shares at $5.07 (U.S.) until June 3, 1999. At March 31, 1999, the warrant was fully exercisable.

                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


8. Shareholders' Equity (continued)

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 215,200 shares of common stock were reserved for issuance as of March 31, 1999. Options currently granted by the Company generally vest over a five year period.

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998;

                                    1999      1998
                                  -------------------
Risk free rate of return            5.38%     5.75%
Volatility factor                   0.531     0.400
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

                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


8. Shareholders' Equity (continued)

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the option and warrant's vesting period. The Company's pro forma information follows:

                                      1999        1998
                                  -----------------------
Pro forma net income               $1,553,839   $878,092
Pro forma earnings per share:
  Basic                                  $.66       $.38
  Diluted                                $.63       $.37


The following table reflects activity within the SIP for the years noted:


                                  1999                     1998
                                 ------                   ------
                                       Weighted                Weighted
                           Options      Average    Options      Average
                              &        Exercise       &        Exercise
                           Warrants      Price     Warrants      Price
                         ------------------------------------------------
Outstanding-beginning
 of year                   468,120       $5.00     480,667       $5.13
Granted                    258,200        3.40     102,294        4.38
Exercised                        -           -     (26,831)       2.21
Canceled/expired          (177,787)       3.92     (88,010)       4.87
                          ---------               ---------
Outstanding- end of
year                       548,533        4.42     468,120        5.00
                          =========               =========
Exercisable at end
of year                    333,333        5.07     391,994        5.15
                          =========               =========
Weighted-average fair
 value of options
 granted during
 the year                                $1.63                   $1.73


                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)


8. Shareholders' Equity (continued)

                                     Weighted     Currently Exercisable
                          Weighted    Average                    Weighted
                           Average   Remaining                    Average
Exercise                  Exercise  Contractual                  Exercise
  Price         Shares      Price      Life          Shares        Price
--------------------------------------------------------------------------
$3.00 to 3.99  215,200     $3.40      4.19 years           -          -
 5.00 to 5.07  333,333     $5.07      0.18 years     333,333      $5.07
--------------------------------------------------------------------------
    Total      548,533     $4.42      1.75 years     333,333      $5.07


9. Employee Benefit Plans

The Company has a 401(k) profit sharing plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For 1999 and 1998, the Company, recorded expenses of $17,296 and $15,153, respectively, related to this plan.

10. Commitments

The Company leases its corporate office and sales offices under operating lease agreements. For leases with a remaining term of one year or more, the annual minimum rental payments are as follows:


     Year ending March 31
     2000                                         $182,145
     2001                                          104,579
     2002                                           61,005
     2003                                           43,994
     2004 and thereafter                            41,220
                                                  --------
     Total                                        $432,943


Rent expense for the years ended March 31, 1999 and 1998 was $217,192 and $174,526, respectively.

                    Nicholas Financial, Inc.
   Notes to the Consolidated Financial Statements (continued)



11. Segment Information

The segments presented have been identified based on the difference in the products and services of the Company's two wholly-owned subsidiaries. Internal financial results for each subsidiary are presented to and reviewed by the senior management of the Company. Substantially all of the Company's operations are in the United States. The industry segments are as follows:


                                         Computer
                                        Application
                              General    Software &
                              Financing   Support     Corporate      Total
                             -----------------------------------------------
 1999
 Interest income and sales   $9,922,689   $495,849    $      -   $10,418,538
 Operating income before
  income taxes                2,580,853     24,745           -     2,605,598
 Income tax expense             993,714      9,528           -     1,003,242
 Identifiable assets         42,073,291    179,849       3,874    42,257,014
 Capital expenditures            83,812          -           -        83,812
 Depreciation and
  amortization                   86,430      3,575           -        90,005

 1998
 Interest income and sales   $7,493,630   $443,392    $      -    $7,937,022
 Operating income (loss)
  before income taxes         1,506,266     18,118     (26,737)    1,497,647
 Income tax expense             576,892      7,065           -       583,957
 Identifiable assets         34,000,507    169,938       2,440    34,172,885
 Capital expenditures           123,903          -           -       123,903
 Depreciation and
  amortization                   67,764     14,994           -        82,758


12. Subsequent Events

For hedging purposes the Company uses interest rate swap agreements to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. The agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The fair value of the swap agreements are not recognized in the financial statements. Neither the Company nor the counterparties, which are prominent financial institutions, are required to collateralize their respective obligations under these swaps. The Company does not believe that any reasonable likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flow of the Company.


On May 11, 1999 the Company entered into a interest rate swap with a notional amount of $10 million at a fixed rate of 5.81%, maturing on May 24, 2002. On May 21, 1999 the Company entered into two interest rate swaps with notional amounts of $5 million each, at fixed rates of 5.81% and 6.08%, maturing on May 24, 2001 and May 24, 2004, respectively.