Form 10QSB
period 1999-06-30
NICHOLAS FINANCIAL INC
filed 1999-08-11
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

                                X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1999



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


 As of July 31, 1999 there were 2,351,608 shares of common stock outstanding

             This Form 10-QSB consists of 18 pages.

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I. Financial Information                              Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet as
 of June 30, 1999.............................................3

Condensed Consolidated Statements of Income
 for the three months ended June 30, 1999.....................4

Condensed Consolidated Statements of Cash
 Flows for the three months ended June 30, 1999...............5

Notes to the Condensed Consolidated Financial
 Statements...................................................6

Item 2. Management's Discussion and Analysis of
        the Financial Condition  and Results of
        Operations...........................................10

Part II. Other Information

Item 1. Legal Proceedings....................................15

Item 2. Changes in Securities................................15

Item 3. Defaults upon Senior Securities......................15

Item 4. Submission of Matters to a
         Vote of Security Holders............................15

Item 5. Other Information....................................15

Item 6. Exhibits and Reports on Form 8-K.....................15

        Signatures...........................................16

        Index of Exhibits....................................17

                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                                     June 30,
                                                       1999
                                                  ----------------
Assets
Cash                                                 $   269,073
Finance receivables, net                              41,906,154
Accounts receivable                                       22,742
Prepaid expenses and other assets                        344,548
Property and equipment, net                              208,650
Deferred income taxes                                  1,400,056
                                                     -----------
Total assets                                         $44,151,223
                                                     ===========
Liabilities and Shareholders' equity
Line of credit                                       $30,714,549
Notes payable - related parties                        1,648,024
Accounts payable                                       1,935,243
Income taxes payable                                     376,858
Deferred revenues                                        413,627
Other liabilities                                         20,074
                                                     -----------
                                                      35,108,375

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized; none issued and outstanding                        -

Common stock, no par: 50,000,000 shares
authorized; 2,351,608  shares issued and
outstanding                                            3,702,587

Retained earnings                                      5,340,261
                                                     -----------
                                                       9,042,848
                                                     -----------
Total liabilities and shareholders' equity           $44,151,223
                                                     ===========
See accompanying notes.


                    Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)

                                              Three months ended
                                                    June 30
                                                1999        1998
                                            ------------------------
Revenue:
 Interest income on
  finance receivables                       $2,835,182   $2,078,087
 Sales                                         135,448      109,793
                                            -----------------------
                                             2,970,630    2,187,880

Expenses:
 Cost of sales                                  15,531       22,701
 Marketing                                      91,794       73,492
 Administrative                              1,150,561      855,229
 Provision for credit losses                   250,678      184,457
 Depreciation and amortization                  24,140       25,451
 Interest expense                              623,509      603,063
                                            -----------------------
                                             2,156,213    1,764,393
                                            -----------------------
Operating income before income taxes           814,417      423,487

Income tax expense (benefit):
 Current                                       437,270      203,263
 Deferred                                     (125,000)     (40,000)
                                            -----------------------
                                               312,270      163,263
                                            -----------------------
Net Income                                    $502,147     $260,224
                                            =======================

Earnings per share - Basic                       $0.21        $0.11
                                            =======================
Earnings per share - Diluted                     $0.20        $0.11
                                            =======================

See accompanying notes.


                    Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)

                                       Three months ended June 30
                                            1999         1998
                                       --------------------------
Operating activities
Net income                               $  502,147    $  260,224
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation of property and equipment      24,140        25,451
 Provision for credit losses                250,678       184,457
 Deferred income taxes                     (125,000)      (40,000)
 Changes in operating assets and
 liabilities:
  Accounts receivable                           190         3,203
  Prepaid expenses and other assets         (35,704)     (176,077)
  Deferred revenues                          25,683        46,461
  Accounts payable                          199,887       (29,715)
  Other liabilities                          (1,625)        1,083
  Income taxes payable                      376,858        21,122
                                          -----------------------
Net cash provided by operating
  activities                              1,217,254       296,209

Investing activities
Increase in finance receivables,
 net of principal collected              (2,233,361)   (2,773,181)
Purchase of property and equipment          (15,497)      (10,021)
                                          -----------------------
Net cash used by investing activities    (2,248,858)   (2,783,202)

Financing activities
Net proceeds from line of credit
 borrowings and notes payable -
 related party                              791,259     2,224,000
                                          -----------------------
Net cash provided by financing
 activities                                 791,259     2,224,000
                                          -----------------------
Net decrease in cash                       (240,345)     (262,993)

Cash, beginning of period                   509,418       303,960
                                          -----------------------
Cash, end of period                        $269,073       $40,967
                                          =======================

See accompanying notes.


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)
                          June 30, 1999


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc.(the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

2. Earnings Per Share

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based on the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities.

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                           June 30, 1999

  The following table sets forth the computation of Basic and Fully Diluted Earnings per Share:

                                           Three months ended
                                                  June 30,
                                           1999           1998
                                       ----------------------------
Numerator:

 Numerator for basic earnings
  per share - Net income available
  to common stockholders                   $502,147     $260,224

 Effect of dilutive securities:
     Convertible debt                        24,909       24,909
                                          -----------------------
 Numerator for dilutive earnings
  per share - income available to
  common stockholders after assumed
  conversions                              $527,056     $285,133
                                          =======================
Denominator:

 Denominator for basic earnings
  per share - weighted average
  shares                                  2,351,608    2,357,013
 Effect of dilutive securities: (A)
  Employee stock options                     31,876            -
  Convertible debt                          264,798      264,798
                                          -----------------------
 Dilutive potential common shares           296,674      264,798

  Denominator for diluted earnings
   per share - adjusted weighted-
   average shares and assumed
   conversions                            2,648,282    2,621,811
                                          =======================
Earnings per share - basic                    $0.21       $0.11
                                          =======================
Earnings per share - diluted                  $0.20       $0.11
                                          =======================


Footnote A:
     The following options and warrants
were  outstanding  but  not included in
the computation   of  diluted  earnings
per share because  the   exercise price
was greater  than the  average   market
price   of   the   common  shares  and,
therefore,   the   effect    would   be
antidilutive.

    Options                                       -       230,700
    Warrants                                      -       333,333

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                           June 30, 1999


3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:


   Finance receivables, gross contract     $67,225,583
    Less:
       Unearned interest                   (15,856,451)
                                           -----------
                                            51,369,132
       Nonrefundable dealer reserves        (7,919,331)
       Allowance for credit losses          (1,543,647)
                                           -----------
       Finance receivables, net            $41,906,154
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

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                           June 30, 1999

5. Notes Payable - Related Parties

Notes payable consisted of the following:

Notes  payable, due  through  January 2002,
unsecured,  subordinated to  the Line, with
interest  at  varying  rates up to 12% with
quarterly and semiannual interest payments.
The notes  are convertible at the option of
the holder, into  common  shares  at prices
from $4.50 to $6.00 per share.                    $1,150,000

Notes payable,  unsecured  interest at 12%,
quarterly  interest due through April 2000,
at which time  the entire principal balance
and unpaid interest is due, subordinated to
the Line.  The  note  is convertible at the
option of the holder, into common shares at
$8.25 per share.                                     200,000

Note  payable,  unsecured, interest at 12%,
principal  and  interest  due through March
2000.                                                290,470

Note payable, unsecured, interest at   12%,
quarterly interest due through August 1999,
at which  time the entire principal balance
is due.                                                7,554
                                                  ----------
                                                  $1,648,024
                                                  ==========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended June 30, 1999 to $502,147 from $260,224 for the three month period ended June 30, 1998. Earnings for the quarter were favorably impacted by growth in the outstanding loan portfolio, improved portfolio performance and an improvement in the cost of funds. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended June 30, 1999 or 1998.

                                        Three Months Ended June 30,
                                              1999       1998
                                       ----------------------------
Average Net Finance Receivables(1)       $50,413,662    $40,782,423
Average Indebtedness(2)                   31,663,056     26,022,255
Total Revenues                             2,835,182      2,078,087
Interest Expense                             623,509        603,063
                                         --------------------------
Net Interest Income                        2,211,673      1,475,024
Gross Portfolio Yield(3)                      22.50%         20.38%
Average Cost of Borrowed Funds(2)              7.88%          9.27%
                                         --------------------------
Net Interest Spread(4)                        14.62%         11.11%
Net Portfolio Yield(3)                        17.55%         14.47%
Write-off to Liquidation(5)                    5.31%          7.03%
Net Charge-Off Percentage(6)                   4.49%          6.00%

<FOOTNOTE>

(1) Average net finance receivables represents the average of net finance receivables throughout the period. Net finance receivables represents gross finance receivables less any unearned finance charges related to those receivables.

(2) Average   indebtedness  represents  the  average  outstanding
    borrowings  under  the  Line  of Credit  and  notes  payable-
    related  party.   Average cost of borrowed  funds  represents
    interest expense as a percentage of average indebtedness.

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


Three  months ended June 30, 1999 compared to three months  ended
June 30, 1998

 Interest Income and Loan Portfolio

       Interest income on finance receivables, predominately finance charge income, increased 36% to $2.8 million for the period ended June 30, 1999, from $2.1 million for the period ended June 30, 1998. The net finance receivable balance totaled $41.9 million at June 30, 1999, an increase of 20% from the $35.0 million at June 30, 1998. The gross finance receivable balance increased 22% to $67.2 million at June 30, 1999 from $55.0 million at June 30, 1998. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 20.38% for the period ended June 30, 1998 to 22.50% for the period ended June 30, 1999. The primary reason that the gross portfolio yield increased was the result of lower than anticipated write-off's on the existing portfolio. The primary reason that net finance receivables increased was the opening of one additional branch and the increased size of several existing branches.

 Computer Software Business

   For the three month period ended June 30, 1999 revenues of NDS were $135,448 compared with revenues of $109,793 for the three month period ended June 30, 1998, an increase of 23%. This increase was primarily due to an increase in the installations of upgrades to existing customers, driven by the year 2000 issue. Operating income for the three months ended June 30, 1999 was $395 compared with an operating income of $18,118 for 1998. The Company expects both operating revenues and income of NDS to remain stable, although no assurance can be given in this regard.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $1,282,026 for the period ended June 30, 1999 from $976,873 for the period ended June 30, 1998. This increase of 31% was attributable to the opening of one additional office, increased home office personnal and increased general operating expenses.

 Interest Expense

     Interest expense increased to $623,509 for the period ended June 30, 1999 as compared to $603,063 for the period ended June 30, 1998. This increase was due to an increase in average outstanding borrowings from $26.0 million to $31.7 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 9.27% for the period ended June 30, 1998 to 7.88% for the period ended June 30, 1999 .

Analysis of Credit Losses

    Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 68 Contracts with an aggregate initial principal amount of approximately $552,000. As of June 30, 1999, the Company had 211active pools.

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

    A pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a pool which is not fully liquidated, then a charge to income is used to reestablish adequate reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are recognized as income.

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate and adjustments are made if they are determined to be necessary. As of June 30, 1999, the Company had established reserves for losses on Contracts of $9,462,978 or 14.08% of gross outstanding receivables under the Contracts.

   The provision for credit losses was $250,678 for the three month period ended June 30, 1999 as compared to $184,457 for the three month period ended June 30, 1998. This increase was due primarily to the 20% increase in the net finance receivable balance as of June 30, 1999 compared to June 30, 1998.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                          Three months ended  Three months ended
                             June 30, 1999      June 30, 1998
                           ----------------     ---------------
Contracts
Gross Balance Outstanding     $64,799,801         $53,698,222

                        Dollar                 Dollar
Delinquencies           Amount    Percent*     Amount   Percent*
                        -------   --------     ------   --------

30 to 59 days         $1,633,902    2.52%   $1,830,953    3.41%
60 to 89 days            431,504    0.67%      409,741    0.76%
90 + days                118,106    0.18%      225,804    0.42%
                       ---------    -----    ---------    -----
Total Delinquencies   $2,183,512            $2,466,498

*Total Delinquencies
  as percent of
  outstanding balance               3.37%                 4.59%

Direct Loans
Gross Balance Outstanding      $2,425,782          $1,276,202

Delinquencies

30 to 59 days            $8,273     0.34%       $4,009    0.31%
60 to 89 days             8,812     0.36%        1,380    0.11%
90 + days                   647     0.03%          692    0.06%
                          -----    ------        -----    -----
Total Delinquencies     $17,732                 $6,081

*Total Delinquencies
 as a percent of
 outstanding balance                0.73%                 0.48%


Income Taxes

  The Company's effective tax rate remained relatively consistent at 38.33% and 38.55% for the three months ended June 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

The Company's cash flows for the three months ended June 30, 1999 and June 30, 1998 are summarized as follows:

                                 Three months ended  Three months ended
                                      June 30,            June 30,
                                       1999                 1998
                                ----------------------------------------
  Cash provided by (used in):
        Operating Activities -     $1,217,254           $    296,209
        Investing Activities -
         (primarily purchase
           of Contracts)           (2,248,858)            (2,783,202)

        Financing Activities          791,259              2,224,000

  Net (decrease) in cash             (240,345)              (262,993)


      The Company's primary use of working capital during the three months ended June 30, 1999 was funding the purchase of Contracts. The Contracts were financed substantially through borrowings from the Company's Line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of June 30, 1999 the Company had approximately $4.3 million available under the Line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities. The Company is currently negotiating with its lending source to increase its Line of credit from $35 million to $40 million.

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


Future Expansion

      The Company currently operates fifteen branch locations, twelve in the State of Florida and three in the State of Georgia.
The Company expects to evaluate several markets in the southeast for possible expansion.

      The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of its loan portfolio of Contracts, the Company believes it will be necessary to increase the size of its Line of Credit. The Company is currently negotiating with its lending source to increase its Line of credit.

      The Company believes that opportunity for growth continues to exist in the States of Florida and Georgia and continues to evaluate other markets in these states. The Company has identified Charlotte, North Carolina as its location for the Company's sixteenth branch location. The Company is currently evaluating other markets in North Carolina for possible expansion during fiscal 2000.

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

      For its information technology exposures, to date the Company is 100% complete on the remediation phase. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. To date the Company has completed 100% of its testing and has implemented 75% of its remediated systems. All remediated systems will be fully tested and implemented by August 31, 1999, with 100% completion targeted for September 30, 1999.

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

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on August 11, 1999.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: August 11, 1999         /s/ Peter L. Vosotas
                                ------------------------
                                Peter L. Vosotas
                                Chairman, President, Chief
                                Executive Officer
                                (Principal Executive Officer)


  Date: August 11, 1999         /s/ Ralph T. Finkenbrink
                                ---------------------------
                                Ralph T. Finkenbrink
                                (Principal Financial Officer
                                 and Accounting Officer)

                          EXHIBIT INDEX


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