Form 10QSB
period 1999-09-30
NICHOLAS FINANCIAL INC
filed 1999-11-12
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

                                X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1999



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


 As of October 31st, 1999 there were 2,351,608 shares of common stock outstanding

             This Form 10-QSB consists of 19 pages.

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


 Part I. Financial Information                                Page

 Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet
           as of September 30,1999..............................3

          Condensed Consolidated Statements of Income
           for the three and six months ended
           September 30, 1999 and 1998..........................4

          Condensed Consolidated Statements of Cash Flows
           for the six months ended September 30, 1999
           and 1998.............................................5

          Notes to the Condensed Consolidated Financial
           Statements...........................................6

 Item 2.  Management's Discussion and Analysis of the
           Financial Condition and Results of Operations.......10

Part II. Other Information

 Item 1.  Legal Proceedings....................................17

 Item 2.  Changes in Securities................................17

 Item 3.  Defaults upon Senior Securities......................17

 Item 4.  Submission of Matters to a Vote of Security Holders..17

 Item 5.  Other Information....................................17

 Item 6.  Exhibits and Reports on Form 8-K.....................17

          Signatures...........................................18

          Index of Exhibits....................................19

<HEADER>
                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                                   September 30
                                                       1999
                                                   -------------
Assets
Cash                                                $    141,178
Finance receivables, net                              43,567,292
Accounts receivable                                       17,797
Prepaid expenses and other assets                        459,354
Property and equipment, net                              207,063
Deferred income taxes                                  1,450,056
                                                   -------------
Total assets                                         $45,842,740
                                                   =============
Liabilities
Line of credit                                       $31,814,549
Notes payable - related party                          1,603,024
Accounts payable                                       2,305,754
Income taxes payable                                       4,770
Deferred revenues                                        405,014
Other liabilities                                         18,803
                                                   -------------
                                                      36,151,914

Shareholders' equity

Preferred stock, no par: 5,000,000 shares
authorized; none issued and outstanding                        -

Common stock, no par: 50,000,000 shares
authorized; 2,351,608 shares issued and
outstanding                                            3,712,748

Retained earnings                                      5,978,078
                                                   -------------
                                                       9,690,826
                                                   -------------
Total liabilities and shareholders' equity           $45,842,740
                                                   =============
See accompanying notes.

<HEADER>
                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)


                                Three months ended      Six months ended
                                  September 30            September 30
                                 1999        1998       1999         1998
                               ---------------------------------------------
Revenue:
Interest income on
 finance receivables          $3,132,293  $2,382,605  $5,967,474  $4,460,692
Sales                            130,000     107,536     265,448     217,329
                              ----------------------------------------------
                               3,262,293   2,490,141   6,232,922   4,678,021
Expenses:
Cost of sales                     22,295      22,976      37,826      45,677
Marketing                         95,920      90,036     187,713     163,528
Administrative                 1,186,054     951,463    2,336,615  1,806,692
Provision for credit losses      224,651     175,812      475,329    360,269
Depreciation and amortization     22,000      28,951       46,140     54,402
Interest expense                 678,644     635,580    1,302,153  1,238,643
                              ----------------------------------------------
                               2,229,564   1,904,818    4,385,776  3,669,211
                              ----------------------------------------------
Operating income before
  income taxes                 1,032,729     585,323    1,847,146  1,008,810

Income tax expense (benefit):
Current                          435,632     375,959      882,182    579,222
Deferred                         (40,720)   (150,000)    (175,000)  (190,000)
                              ----------------------------------------------
                                 394,912     225,959      707,182    389,222
                              ----------------------------------------------
Net Income                      $637,817    $359,364   $1,139,964   $619,588
                              ==============================================
Earnings per share - basic         $0.27       $0.15        $0.48      $0.26
                              ==============================================
Earnings per share - diluted       $0.25       $0.15        $0.45      $0.26
                              ==============================================

See accompanying notes.

<HEADER>
                     Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)


                                         Six months ended September 30
                                              1999              1998
                                        --------------------------------
Operating activities
Net income                               $  1,139,964      $    619,588
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Depreciation of property and equipment         46,140            54,402
Provision for credit losses                   475,329           360,269
Deferred income taxes                        (175,000)         (190,000)
Changes in operating assets and
 liabilities:
Accounts receivable                             5,135             6,672
Prepaid expenses and other assets            (150,510)         (153,928)
Deferred revenues                              17,070            92,982
Accounts payable                              570,398          (294,292)
Other liabilities                              (2,896)              412
Income taxes payable                            4,770           (72,919)
                                        --------------------------------
Net cash provided by operating
 activities                                 1,930,400           423,186

Investing activities
Increase in finance receivables,
  net of principal collected               (4,119,150)       (3,378,606)
Purchase of property and equipment            (35,910)          (59,818)
                                        --------------------------------
Net cash used by investing activities      (4,155,060)       (3,438,424)

Financing activities
Proceeds (repayment) of  notes payable
  - related party                              (3,741)           41,000
Net proceeds from line of credit            1,850,000         2,833,955
Sale of common stock                           10,161                 -
                                        --------------------------------
Net cash provided by financing activities   1,856,420         2,874,955
                                        --------------------------------
Net decrease in cash                         (368,240)         (140,283)

Cash, beginning of period                     509,418           303,960
                                        --------------------------------
Cash, end of period                          $141,178          $163,677
                                        ================================
See accompanying notes.


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)
                       September 30, 1999


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

2. Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:

<HEADER>

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                        September 30, 1999





                                      Three months ended    Six months ended
                                         September 30,        September 30,
                                       1999        1998     1999        1998
                                     ------------------------------------------
Numerator:

Numerator for basic earnings per
 share - Net income  available to
 common stockholders                   $637,817   $359,364  $1,139,964  $619,588

 Effect of dilutive securities:
  Convertible debt                       24,909     24,909      49,818    49,818
                                     -------------------------------------------
 Numerator for dilutive earnings
  per share - income available to
  common stockholders after assumed
  conversions                          $662,726   $384,273  $1,189,782  $669,406
                                     ===========================================
Denominator:
 Denominator for basic earnings per
  share - weighted average shares     2,351,756  2,357,013   2,351,682 2,357,013

 Effect of dilutive securities: (A)
   Employee stock options                52,721          -      42,299         -
   Convertible debt                     264,798    264,798     264,798   264,798
                                     -------------------------------------------
 Dilutive potential common shares       317,519    264,798     307,097   264,798

 Denominator for diluted earnings
  per share - adjusted weighted-
  average shares and assumed
  conversions                         2,669,275  2,621,811   2,658,779 2,621,811
                                     ===========================================
Earnings per share - basic                $0.27      $0.15       $0.48     $0.26
                                     ===========================================
Earnings per share - diluted              $0.25      $0.15       $0.45     $0.26
                                     ===========================================

Footnote A:
 The following options and warrants
 were outstanding  but not included
 in  the  computation   of  diluted
 earnings  per  share  because  the
 exercise  price  was  greater than
 the  average  market  price of the
 common  shares and, therefore, the
 effect would be antidilutive.

    Options                                   -    230,700           -   230,700
    Warrants                            333,333    333,333     333,333   333,333


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                        September 30, 1999




3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:



    Finance receivables, gross contract   $69,790,065
    Less:
       Unearned interest                  (16,416,153)
                                          -----------
                                           53,373,912
       Nonrefundable dealer reserves       (7,509,261)
       Allowance for credit losses         (2,297,359)
                                          -----------
       Finance receivables, net           $43,567,292
                                          ===========


The terms of the receivables range from 6 to 60 months and bear a weighted average effective interest rate of 24%.


4. Line of Credit

The Company has a $35,000,000 line of credit facility (the Line) which expires on June 30, 2001. Borrowings under the Line bear interest at the prime rate. The Company also has several LIBOR pricing options available. If the outstanding balance falls below $10,000,000 the Line bears interest at the prime rate plus 1.75%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and its subsidiaries.

On May 11, 1999 the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.81%, maturing on May 24, 2002. On May 21, 1999 the Company entered into two interest rate swaps with notional amounts of $5 million each, at fixed rates of 5.81% and 6.08%, maturing on May 24, 2001 and May 24, 2004, respectively.

On August 18, 1999 the Company terminated a $5 million swap maturing on May 24, 2004 in exchange for $52,000. In addition the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.80% ,provided that 30 day libor does not exceed 8%, maturing on May 24, 2003. In the event 30 day libor exceeds 8.00% , the fixed rate of 5.80% would swap back to the variable rate for all periods where 30 day libor exceeds 8.00%.

      On November 1, 1999 the Company successfully renegotiated its credit facility. The new agreement increases the total facility to $45 million, reduces the effective interest rate charged to the Company and extends the maturity date to November 1, 2002.

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                        September 30, 1999



<HEADER>

5. Notes Payable - Related Party

Notes payable consisted of the following:


Notes payable, due  through  January  2002, unsecured,
subordinated  to  the  Line,  with interest at varying
rates up to 12% with quarterly and semiannual interest
payments.  The notes are  convertible at the option of
the holder, into common shares at prices from $4.50 to
$6.00 per share.                                             $1,150,000

Notes  payable, unsecured  interest  at 12%, quarterly
interest  due  through  April  2000, at which time the
entire  principal balance  and unpaid interest is due,
subordinated  to the  Line. The note is convertible at
the option of the holder, into common  shares at $8.25
per share.                                                      200,000

Note payable,  unsecured,  interest  at 12%, principal
and interest due through March 2000.                            245,470

Note  payable,  unsecured,  interest at 12%, quarterly
interest due through August 2000,  at  which time  the
entire principal balance is due.                                  7,554
                                                           -------------
                                                             $1,603,024
                                                           =============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended September 30, 1999 to $637,817 from $359,364 for the three month period ended September 30, 1998. Earnings were favorably impacted by an increase in the outstanding loan portfolio and net portfolio yield. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended September 30, 1999 or 1998.

   Consolidated net income increased for the six month period ended September 30, 1999 to $1,139,964 from $619,588 for the six month period ended September 30, 1998. Earnings were favorably impacted by an increase in the outstanding loan portfolio and net portfolio yield. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the six month periods ended September 30, 1999 or 1998.

<HEADER>
                           Three Months Ended          Six Months Ended
                              September 30               September 30
                            1999          1998         1999         1998
                         ---------------------------------------------------
Average Net Finance
Receivables (1)          $52,573,141  $42,353,786  $51,493,401  $41,568,105
Average Indebtedness(2)   32,964,239   27,299,143   32,313,647   26,660,699
Total Interest Revenues    3,132,293    2,382,605    5,967,474    4,460,692
Interest Expense             678,644      635,580    1,302,153    1,238,643
                         ---------------------------------------------------
Net Interest Income        2,453,649    1,747,025    4,665,321    3,222,049
Gross Portfolio Yield(3)      23.83%       22.50%       23.18%       21.46%
Average Cost of
Borrowed Funds (2)             8.23%        9.31%        8.06%        9.29%
                         ---------------------------------------------------
Net Interest Spread (4)       15.60%       13.19%       15.12%       12.17%
Net Portfolio Yield (3)       18.67%       16.50%       18.12%       15.50%
Write-off to Liquidation(5)    7.39%        6.91%        6.41%        6.97%
Net Charge-Off Percentage(6)   6.68%        5.78%        5.61%        5.87%


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

(3) Gross portfolio yield represents total revenues as a percentage of average net finance receivables. Net portfolio yield represents net interest income as a percentage of average net finance receivables.

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

Three months ended September 30, 1999 compared to three months ended September 30, 1998


 Interest Income and Loan Portfolio

       Interest revenue increased 31% to $3.1 million for the period ended September 30, 1999, from $2.4 million for the period ended September 30, 1998. The net finance receivable balance totaled $43.6 million at September 30, 1999, an increase of 23% from the $35.4 million at September 30, 1998. The gross finance receivable balance increased 24% to $69.8 million at September 30, 1999 from $56.1 million at September 30, 1998. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.50% for the period ended September 30, 1998 to 23.83% for the period ended September 30, 1999. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

       Sales for the period ended September 30, 1999 were $130,000 compared to $107,536 for the period ended September 30, 1998, an increase of 21%. This increase was primarily due to a increase in new installations during the period ended September 30, 1999.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $1,326,269 for the period ended September 30, 1999 from $1,093,426 for the period ended September 30, 1998. This increase of 21% was primarily attributable to the opening of two additional branches, increased home office personnal and increased general operating expenses.

 Interest Expense

       Interest  expense increased to $678,644 for the  period  ended
September 30, 1999 as compared to $635,580 for the period ended September 30, 1998. This increase was due to an increase in average outstanding borrowings from $27.3 million to $33.0 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 9.31% for the period ended September 30, 1998 to 8.23% for the period ended September 30, 1999 .

Six months ended September 30, 1999 compared to six months ended September 30, 1998


  Interest Income and Loan Portfolio

       Interest revenue increased 34% to $6.0 million for the period ended September 30, 1999, from $4.5 million for the period ended September 30, 1998. The net finance receivable balance totaled $43.6 million at September 30, 1999, an increase of 23% from the $35.4 million at September 30, 1998. The gross finance receivable balance increased 24% to $69.8 million at September 30, 1999 from $56.1 million at September 30, 1998. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 21.46% for the period ended September 30, 1998 to 23.18% for the period ended September 30, 1999. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

   Sales  for  the  period  ended September 30,  1999  were  $265,448 compared to $217,329 for the period ended September 30, 1998, a increase of 22%. This increase was primarily due to a increase in new installations during the period ended September 30, 1999.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $2,608,294 for the period ended September 30, 1999 from $2,070,299 for the period ended September 30, 1998. This increase of 26% was primarily attributable to the opening of two additional branches, increased home office personnal and increased general operating expenses.

 Interest Expense

       Interest expense increased to $1,302,153 for the period ended September 30, 1999 as compared to $1,238,643 for the period ended September 30, 1998. This increase was due to an increase in average outstanding borrowings from $26.7 million to $32.3 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 9.29% for the period ended September 30, 1998 to 8.06% for the period ended September 30, 1999 .

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 68 Contracts with an aggregate initial principal amount of approximately $542,000. As of September 30, 1999, the Company had 218 active pools.

     The Company pools Contracts according to branch location because the branches purchase contracts in different markets located in Florida, Georgia and North Carolina . All Contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market.

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

  In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of September 30, 1999, the Company had established reserves for losses on Contracts of $9,599,376 or 17.99% of net outstanding receivables.

   The  following  tables present certain information  regarding  the
delinquency  rates  experienced  by  the  Company  with  respect   to
Contracts and under its direct consumer loan program:


<HEADER>

                         Six Months Ended        Six Months Ended
                        September 30, 1999      September 30, 1998
                       --------------------------------------------
Contracts
Gross Balance Outstanding       $66,884,736           $54,773,697

                          Dollar                 Dollar
Delinquencies             Amount     Percent*    Amount     Percent*
                          ------     --------    ------     --------
30 to 59 days          $1,913,208      2.86%    $2,015,260    3.68%
60 to 89 days             413,991      0.62%       480,941    0.88%
90   +   days              91,354      0.14%       346,103    0.63%
                        ---------      -----     ---------    -----
Total Delinquencies    $2,418,553               $2,842,304

*Total Delinquencies
 as percent of
 outstanding balance                   3.62%                  5.19%

Direct Loans
Gross Balance Outstanding        $2,905,329            $1,385,580

Delinquencies
30 to 59 days             $26,579      0.92%        $6,691    0.48%
60 to 89 days               4,445      0.15%         3,358    0.24%
90 + days                   4,402      0.15%         2,175    0.16%
                          -------      -----        ------    -----
Total Delinquencies       $35,426                  $12,224

*Total Delinquencies
 as a percent of
 outstanding balance                   1.22%                  0.88%



The provision for credit losses was $224,651 for the three month period ended September 30, 1999 and $475,329 for the six month period ended September 30, 1999 as compared to $175,812 for the three month period ended September 30, 1998 and $360,269 for the six month period ended September 30, 1998. The Company increased its total reserve percentage from 13.48% for the period ended March 31, 1999 to 14.05% for the period ended September 30, 1999. Management believes that the reserve adjustments made during the three and six month periods ended September 30, 1999 are consistent with its conservative reserve methodology.

Income Taxes

   The Company's effective tax rate remained relatively consistent at 38.24% and 38.29% for the three and six months ended September 30, 1999, as compared to 38.60% and 38.58% for the three and six months ended September 30, 1998, respectively.

Liquidity and Capital Resources

The Company's cash flows for the six months ended September 30, 1999 and September 30, 1998 are summarized as follows:

<HEADER>
                                  Six months ended    Six months ended
                                    September 30,        September 30,
                                        1999                 1998
                                ----------------------------------------
  Cash provided by (used in):
        Operating  Activities -      $1,930,400          $  423,186
        Investing Activities -
        (primarily purchase of
         Contracts)                  (4,155,060)         (3,438,424)

        Financing Activities -        1,856,420           2,874,955

  Net (decrease) in cash               (368,240)           (140,283)


      The Company's primary use of working capital during the six months ended September 30, 1999 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of September 30, 1999 the Company had approximately $3.2 million available under the line of credit. The Company is currently negotiating to increase the size of its line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

      On November 1, 1999 the Company successfully renegotiated its credit facility. The new agreement increases the total facility to $45 million, reduces the effective interest rate charged to the Company and extends the maturity date to November 1, 2002.

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


Future Expansion

      The Company currently operates sixteen branch locations, twelve in the State of Florida, three in the State of Georgia and one in the State of North Carolina. Each office is budgeted {size of branch, number of employees and location} to handle up to 1,000 accounts and up to $7,500,000 in outstanding receivables. To date none of our branches have reached this capacity.

      The Company intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. As the branches continue to add customers, the size of the loan portfolio will continue to grow. With the added volume in each branch and as the company adds new branches, it will be necessary for the Company to increase the size of its Line of Credit.

  The Company believes that opportunity for growth continues to exist in the States of Florida, Georgia and North Carolina and for the foreseeable future intends generally to concentrate its expansion activities in these States. The Company has identified Atlanta, Georgia, Raleigh, North Carolina and West Palm Beach, Florida as areas where it may open additional branch offices during fiscal 2000.

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

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment, remediation, testing and implementation of all systems that could be significantly affected by the Year 2000.

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

      To date, the Company has incurred approximately $25,000 related to all phases of the Year 2000 project. The total costs have been expense as incurred.

      The Company currently has no contingency plan in place. In the event that such a contingency plan is determined to be required the Company will evaluate and implement a contingency plan.

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


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   (a)Exhibits - See exhibit index following the signature page.

          (b)Reports on Form 8-K -  None

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on November 12, 1999.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: November 12, 1999         /s/ Peter L. Vosotas
                                  ----------------------------
                                  Peter L. Vosotas
                                  Chairman, President,
                                  Chief Executive Officer
                                 (Principal  Executive Officer)


  Date: November 12, 1999         /s/ Ralph T. Finkenbrink
                                  -----------------------------
                                  Ralph T. Finkenbrink
                                 (Principal Financial Officer
     					    and Accounting Officer)

                          EXHIBIT INDEX

    Exhibit    Document
   --------    ---------

     none