Form 10QSB
period 1999-12-31
NICHOLAS FINANCIAL INC
filed 2000-02-11
CIK 1000045

========================================================================
         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 1999



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


 As of January 31st, 2000 there were 2,351,308 shares of common stock outstanding

             This Form 10-QSB consists of 19 pages.
========================================================================

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I. Financial Information                                Page
------------------------------                              -------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet
           as of December 31, 1999.............................3

          Condensed Consolidated Statements of
           Income for  the  three and nine months
           ended December 31, 1999 and 1998....................4

          Condensed Consolidated Statements of
           Cash Flows for the nine months ended
           December 31, 1999 and 1998..........................5

          Notes to the Condensed Consolidated
           Financial Statements................................6

Item 2.   Management's Discussion and Analysis of
           the Financial Condition and Results of
           Operations.........................................10

Part II. Other Information
----------------------------

Item 1.   Legal Proceedings...................................16

Item 2.   Changes in Securities...............................16

Item 3.   Defaults upon Senior Securities.....................16

Item 4.   Submission of Matters to a Vote
           of Security Holders................................16

Item 5.   Other Information...................................16

Item 6.   Exhibits and Reports on Form 8-K....................16

          Signatures..........................................17

          Index of Exhibits...................................18


                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)


                                                    December 31,
                                                       1999
                                                  ----------------
Assets
Cash                                                 $   243,553
Finance receivables, net                              47,078,092
Accounts receivable                                       24,565
Prepaid expenses and other assets                        448,675
Property and equipment, net                              234,321
Deferred income taxes                                  1,484,336
                                                    ------------
Total assets                                         $49,513,542
                                                    ============

Liabilities
Line of credit                                       $35,214,549
Notes payable - related party                          1,603,024
Accounts payable                                       1,878,012
Deferred revenues                                        444,664
Other liabilities                                         17,003
                                                    ------------
                                                      39,157,252

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
 authorized;none issued and outstanding                        -

Common stock, no par: 50,000,000 shares
authorized; 2,351,308 shares issued and
outstanding                                            3,709,785
Retained earnings                                      6,646,505
                                                    ------------
                                                      10,356,290
                                                    ------------
Total liabilities and shareholders' equity           $49,513,542
                                                    ============

See accompanying notes.


                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)

                                  Three months ended      Nine months ended
                                      December 31            December 31
                                    1999       1998        1999        1998
                                 ---------------------------------------------
Revenue:
Interest income on
 finance receivables            $3,486,518  $2,569,082  $9,453,993  $7,029,773
Sales                              133,050     121,861     398,498     339,190
                                 ---------------------------------------------
                                 3,619,568   2,690,943   9,852,491   7,368,963
Expenses:
Cost of sales                       23,230      23,622      61,056      69,302
Marketing                           92,262     109,922     279,975     273,450
Administrative                   1,357,795   1,092,060   3,694,411   2,898,748
Provision for credit losses        312,571     238,965     787,900     599,234
Depreciation and amortization       22,500      34,351      68,640      88,753
Interest expense                   725,309     560,688   2,027,462   1,799,331
                                 ---------------------------------------------
                                 2,533,667   2,059,608   6,919,444   5,728,818
                                 ---------------------------------------------
Operating income before
 income taxes                    1,085,901     631,335   2,933,047   1,640,145

Income tax expense (benefit):
Current                            451,754     347,238   1,499,730     926,550
Deferred                           (34,280)   (101,434)   (375,074)   (291,434)
                                 ---------------------------------------------
                                   417,474     245,894   1,124,656     635,116
                                 ---------------------------------------------
Net Income                        $668,427    $385,441  $1,808,391  $1,005,029
                                 =============================================
Earnings per share - basic           $0.28       $0.16       $0.77       $0.43
                                 =============================================
Earnings per share - diluted         $0.26       $0.16       $0.71       $0.41
                                 =============================================

See accompanying notes.

                     Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)

                                    Nine months ended December 31,
                                          1999          1998
                                     ----------------------------
Operating activities
---------------------
Net income                            $ 1,808,391    $ 1,005,029
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation of property and
 equipment                                 68,640         88,753
Provision for credit losses               787,900        599,234
Deferred income taxes                    (209,280)      (291,434)
Changes in operating assets
 and liabilities:
Accounts receivable                        (1,633)        (2,371)
Prepaid expenses and other assets        (139,831)      (266,885)
Deferred revenues                          56,720        144,731
Accounts payable                          242,318       (112,142)
Other liabilities                          (4,696)          (504)
Income taxes payable                      (99,662)       (81,357)
                                     ----------------------------
Net cash provided
 by operating activities                2,508,867      1,083,054

Investing activities
----------------------
Increase in finance receivables,
  net of principal collected           (7,942,521)    (4,643,306)
Purchase of property and equipment        (85,668)       (74,936)
                                     ----------------------------
Net cash used in investing
  activities                           (8,028,189)    (4,718,242)

Financing activities
-----------------------
Proceeds (repayment) of notes
 payable - related party                   (3,741)             -
Net proceeds from line of credit        5,250,000      3,669,955
Sale of common stock                        7,198         53,928
                                     ----------------------------
Net cash provided by financing
 activities                             5,253,457      3,723,883
                                     ----------------------------
Net decrease in cash                     (265,865)        88,695

Cash, beginning of period                 509,418        303,960
                                     ----------------------------
Cash, end of period                      $243,553       $392,655
                                     ============================

See accompanying notes.


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)
                        December 31, 1999

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

2. Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                         December 31, 1999

                                            Three months ended   Nine months ended
                                               December 31,          December 31,
                                             1999       1998       1999       1998
                                        ----------------------------------------------
Numerator:

 Numerator for basic earnings per
  share - Net income available to
  common stockholders                    $668,427    $385,441   $1,808,391  $1,005,029
 Effect of dilutive securities:
    Convertible debt                       24,909      24,909       74,727      74,727
                                        ----------------------------------------------
 Numerator for dilutive earnings
  per share - income available to
  common stockholders after assumed
  conversions                            $693,336    $410,350   $1,883,118  $1,079,756

Denominator:

 Denominator for basic earnings per
  share - weighted average shares       2,352,608   2,358,733    2,352,040   2,357,589

 Effect of dilutive securities: (A)
   Employee stock options                  59,204           -       47,952           -
   Convertible debt                       264,798     264,798      264,798     264,798
                                        ----------------------------------------------
 Dilutive potential common shares         324,002     264,798      312,750     264,798

  Denominator for diluted earnings
   per share - adjusted weighted-
   average shares and assumed
   conversions                          2,676,610   2,623,531    2,664,790   2,622,387
                                        ==============================================
Earnings per share - basic                  $0.28       $0.16        $0.77       $0.43
                                        ==============================================
Earnings per share - diluted                $0.26       $0.16        $0.71       $0.41
                                        ==============================================
Footnote A:
     The following options and warrants
were  outstanding  but  not included in
the computation of diluted earnings per
share  because  the  exercise price was
greater  than  the average market price
of  the  common  shares and, therefore,
the effect would be antidilutive.

    Options                                     -     230,700            -     230,700
    Warrants                              333,333     333,333      333,333     333,333


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                         December 31, 1999




3. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:



    Finance receivables, gross contract   $74,951,740
    Less:
       Unearned interest                  (17,646,510)
                                          ------------
                                           57,305,230
       Nonrefundable dealer reserves       (8,097,866)
       Allowance for credit losses         (2,129,272)
                                          ------------
       Finance receivables, net           $47,078,092
                                          ============


The terms of the receivables range from 6 to 60 months and bear a weighted average effective interest rate of 24%.


4. Line of Credit

The Company has a $45,000,000 line of credit facility (the Line) which expires on November 30, 2002. Borrowings under the Line bear interest at the prime rate. The Company also has several LIBOR pricing options available. If the outstanding balance falls below $10,000,000 the Line bears interest at the prime rate plus 1.75%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and its subsidiaries.

On May 11, 1999 the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.81%, maturing on May 24, 2002. On May 21, 1999 the Company entered into two interest rate swaps with notional amounts of $5 million each, at fixed rates of 5.81% and 6.08%, maturing on May 24, 2001 and May 24, 2004, respectively.

On August 18, 1999 the Company terminated a $5 million swap maturing on May 24, 2004 in exchange for $52,000. In addition the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.80%, provided that 30 day libor does not exceed 8%, maturing on May 24, 2003. In the event 30 day libor exceeds 8.00% , the fixed rate of 5.80% would swap back to the variable rate for all periods where 30 day libor exceeds 8.00%.

On November 1, 1999 the Company successfully renegotiated its credit facility. The new agreement increases the total facility to $45 million, reduces the effective interest rate charged to the Company and extends the maturity date to November 1, 2002.

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                         December 31, 1999



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

                                                        -----------
                                                         $1,603,024
                                                        ===========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended December 31, 1999 to $668,427 from $385,441 for the three month period ended December 31, 1998. Earnings were favorably impacted by an increase in the outstanding loan portfolio and net portfolio yield. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended December 31, 1999 or 1998.

   Consolidated net income increased for the nine month period ended December 31, 1999 to $1,808,391 from $1,005,029 for the nine month period ended December 31, 1998. Earnings were favorably impacted by an increase in the outstanding loan portfolio and net portfolio yield. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the nine month periods ended December 31, 1999 or 1998.

                             Three Months Ended        Nine Months Ended
                                December 31               December 31
                              1999        1998         1999          1998
                          ---------------------------------------------------
Average Net Finance
 Receivables (1)          $56,318,153  $43,965,361  $53,101,652   $42,367,190
Average Indebtedness(2)    35,480,572   28,460,477   33,369,289    27,260,625
Total Interest Revenues     3,486,518    2,569,082    9,453,993     7,029,773
Interest Expense              725,309      560,688    2,027,462     1,799,331
                          ---------------------------------------------------
Net Interest Income         2,761,209    2,008,394    7,426,531     5,230,442
Gross Portfolio Yield(3)       24.76%       23.37%       23.74%        22.12%
Average Cost of
 Borrowed Funds(2)              8.18%        7.88%        8.10%         8.80%
                          ---------------------------------------------------
Net Interest Spread (4)        16.59%       15.49%       15.64%        13.32%
Net Portfolio Yield (3)        19.61%       18.27%       18.65%        16.46%
Write-off to Liquidation(5)     8.37%        8.87%        7.09%         7.99%
Net Charge-Off Percentage(6)    7.19%        7.68%        6.17%         6.88%


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

Three months ended December 31, 1999 compared to three months ended December 31, 1998


 Interest Income and Loan Portfolio

       Interest revenue increased 36% to $3.5 million for the period ended December 31, 1999, from $2.6 million for the period ended December 31, 1998. The net finance receivable balance totaled $47.1 million at December 31, 1999, an increase of 29% from the $36.5 million at December 31, 1998. The gross finance receivable balance increased 30% to $75.0 million at December 31, 1999 from $57.8 million at December 31, 1998. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 23.37% for the period ended December 31, 1998 to 24.76% for the period ended December 31, 1999. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

       Sales for the period ended December 31, 1999 were $133,050 compared to $121,861 for the period ended December 31, 1998, an increase of 9%. This increase was primarily due to a increase in new installations during the period ended December 31, 1999.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $1,495,787 for the period ended December 31, 1999 from $1,259,955 for the period ended December 31, 1998. This increase of 19% was primarily attributable to the opening of two additional branches, increased home office personnel and increased general operating expenses.

 Interest Expense

       Interest  expense increased to $725,309 for the  period  ended
December 31, 1999 as compared to $560,688 for the period ended December 31, 1998. This increase was due to an increase in average outstanding borrowings from $28.5 million to $35.5 million during the comparable periods. The average cost of funds borrowed increased from 7.88% for the period ended December 31, 1998 to 8.18% for the period ended December 31, 1999 .

Nine months ended December 31, 1999 compared to nine months ended December 31, 1998


  Interest Income and Loan Portfolio

       Interest revenue increased 34% to $9.5 million for the period ended December 31, 1999, from $7.0 million for the period ended December 31, 1998. The net finance receivable balance totaled $47.1 million at December 31, 1999, an increase of 29% from the $36.5 million at December 31, 1998. The gross finance receivable balance increased 30% to $75.0 million at December 31, 1999 from $57.8 million at December 31, 1998. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.12% for the period ended December 31, 1998 to 23.74% for the period ended December 31, 1999. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

       Sales for the period ended December 31, 1999 were $398,498 compared to $339,190 for the period ended December 31, 1998, a increase of 17%. This increase was primarily due to a increase in new installations during the period ended December 31, 1999.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $4,104,082 for the period ended December 31, 1999 from $3,330,253 for the period ended December 31, 1998. This increase of 23% was primarily attributable to the opening of two additional branches, increased home office personnel and increased general operating expenses.

 Interest Expense

       Interest expense increased to $2,027,462 for the period ended December 31, 1999 as compared to $1,799,331 for the period ended December 31, 1998. This increase was due to an increase in average outstanding borrowings from $27.3 million to $33.4 million during the comparable periods. The average cost of funds borrowed decreased from 8.80% for the period ended December 31, 1998 to 8.10% for the period ended December 31, 1999

Analysis of Credit Losses

     Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 70 Contracts with an aggregate initial principal amount of approximately $545,000. As of December 31, 1999, the Company had 230 active pools.

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

     In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of December 31, 1999, the Company had established reserves for losses on Contracts of $9,976,588 or 18.28% of net outstanding receivables.

   The  following  tables present certain information  regarding  the
delinquency  rates  experienced  by  the  Company  with  respect   to
Contracts and under its direct consumer loan program:



                              Nine Months Ended     Nine Months Ended
                              December 31, 1999     December 31, 1998
                             ------------------------------------------
Contracts
Gross Balance Outstanding       $71,424,596            $55,955,413

                             Dollar                  Dollar
Delinquencies                Amount     Percent*     Amount   Percent*
                            --------   ---------     -------  ---------
30 to 59 days             $1,681,726      2.35%   $1,905,083    3.40%
60 to 89 days                375,087      0.53%      557,096    1.00%
90   +   days                110,302      0.15%      328,965    0.59%
                          ----------     ------    ---------   ------
Total Delinquencies       $2,167,115              $2,791,144

*Total Delinquencies as
 percent of outstanding balance           3.03%                 4.99%

Direct Loans
Gross Balance Outstanding       $ 3,524,161            $ 1,817,050

Delinquencies

30 to 59 days               $ 33,402      0.95%     $ 15,889    0.87%
60 to 89 days                  3,830      0.11%        5,556    0.31%
90 + days                      5,761      0.16%        4,419    0.24%
                            --------      -----       ------    -----
Total Delinquencies         $ 42,993                $ 25,864

*Total Delinquencies as a
percent of outstanding balance            1.22%                 1.42%



   The provision for credit losses was $312,571 for the three month period ended December 31, 1999 and $787,900 for the nine month period ended December 31, 1999 as compared to $238,965 for the three month period ended December 31, 1998 and $599,234 for the nine month period ended December 31, 1998. The Company increased its total reserve percentage from 13.48% for the period ended March 31, 1999 to 13.64% for the period ended December 31, 1999. Management believes that the reserve adjustments made during the three and nine month periods ended December 31, 1999 are consistent with its reserve methodology.

Income Taxes

   The Company's effective tax rate remained relatively consistent at 38.44% and 38.34% for the three and nine months ended December 31, 1999, as compared to 38.95% and 38.72% for the three and nine months ended December 31, 1998, respectively.

Liquidity and Capital Resources

The Company's cash flows for the nine months ended December 31, 1999 and December 31, 1998 are summarized as follows:



                                 Nine months ended  Nine months ended
                                    December 31,   December 31,
                                       1999          1998
                                 ------------------------------------
 Cash provided by (used in):
        Operating Activities-       $ 2,508,867      $ 1,083,054
        Investing Activities-
       (primarily purchase of
         Contracts)                  (8,028,189)      (4,718,242)

        Financing Activities          5,253,457        3,723,883

 Net increase(decrease)in cash         (265,865)          88,695


      The Company's primary use of working capital during the nine months ended December 31, 1999 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of December 31, 1999 the Company had approximately $9.8 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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

      The Company believes that opportunity for growth continues to exist in the States of Florida, Georgia and North Carolina and for the foreseeable future intends generally to concentrate its expansion activities in these States. The Company has identified Atlanta, Georgia and West Palm Beach, Florida as areas where it may open additional branch offices during fiscal 2000.

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


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   (a)  Exhibits - See exhibit index following the
                          signature page.
          (b)  Reports on Form 8-K -  None

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on February 11, 2000.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: February 11, 2000       /s/ Peter L. Vosotas
                                 Peter L. Vosotas
                                 Chairman, President,
                                 Chief Executive Officer
                                 (Principal Executive Officer)


  Date: February 11, 2000       /s/ Ralph T. Finkenbrink
                                Ralph T. Finkenbrink
                                (Principal Financial Officer and
                                Accounting Officer)

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

        Incorporated by reference to Exhibit 10.2.0 to the Company's Form 10-QSB for the three months ended
        September 30, 1998

10.2.1 Amendment No. 9 to Loan and Security Agreement dated November 25, 1998

        Incorporated by reference to Exhibit 10.2.1 to the Company's Form 10-QSB for the three months ended
        December 31, 1998



27      Financial Data Schedule (for SEC use only)

         (b)Reports on Form 8-K None


29      Employment Contract dated November 22, 1999,  between
        Nicholas Financial, Inc. and Ralph Finkenbrink, Senior
        Vice President of Finance.

        Attached as Exhibit 29

                           Exhibit 29

                      EMPLOYMENT AGREEMENT

          THIS AGREEMENT is made as of the 22 day of November, 1999, by and between NICHOLAS FINANCIAL, INC., a British Columbia, Canada corporation (the "Company"), and RALPH T. FINKENBRINK (the "Executive").

                      W I T N E S S E T H:

          WHEREAS, the Company desires to assure itself of the Executive's continued employment in an executive capacity;

          WHEREAS, the Company recognizes that circumstances may arise in which a change in control of the Company occurs, through acquisition or otherwise, thereby causing uncertainty about the Executive's future employment with the Company without regard to the Executive's competence or past contributions, which uncertainty may result in the loss of valuable services of the Executive to the detriment of the Company and its shareholders, and the Company and the Executive wish to provide reasonable security to the Executive against changes in the Executive's relationship with the Company in the event of any such change in control;

          WHEREAS, the Company and the Executive are desirous that any proposal for a change in control or acquisition of the Company will be considered by the Executive objectively and with reference only to the best interests of the Company and its shareholders;

          WHEREAS, the Executive will be in a better position to consider the Company's best interests if the Executive is afforded reasonable security, as provided in this Agreement, against altered conditions of employment which could result from any such change in control or acquisition; and

          WHEREAS, the Executive desires to be employed by the Company on the terms and conditions hereinafter set forth.

          NOW, THEREFORE, in consideration of the mutual covenants and agreements of the parties contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto covenant and agree as follows:

     1. Employment and Duties. Subject to the terms and conditions of this Agreement, the Company agrees to employ the Executive, and the Executive hereby agrees to serve the Company, as SENIOR VP, CFO As SENIOR VP/CFO, the Executive shall report directly to the Company's [Board of Directors] [Chief Executive Officer] and shall render to the Company such management [and policy-making] services of the type customarily performed by persons serving in similar capacities with other employers that are similar to the Company, together with such other duties with which he is charged by the Company's By-laws and subject to the overall direction and control of the Company's Board of Directors. The Executive accepts such employment and agrees to devote his best efforts and substantially all of his business time, skill, labor and attention to the performance of such duties. The Executive agrees not to engage in or be concerned with any other commercial duties or pursuits during the Term (as hereinafter defined) of this Agreement; provided, however, that the Executive may be involved in a passive capacity in a non-competitive business subject to the prior written approval of the Company's Board of Directors. Furthermore, the Executive shall assume and competently perform such reasonable responsibilities and duties as may be assigned to him from time to time by the Board of Directors [Chairman of the Board or Chief Executive Officer] of the Company. To the extent that the Company shall have any parent, subsidiary, affiliated corporations, partnerships, or joint venture (collectively "Related Entities"), the Executive shall perform such duties to promote these entities and their respective interests to the same extent as the interests of the Company without additional compensation. At all times, Executive agrees that he has read and will abide by, and prospectively will read and abide by, any employee handbook, policy, or practice that the Company or Related Entities has or hereafter adopts with respect to its employees generally.

     2. Term. Subject to the terms and conditions of this Agreement, including but not limited to the provisions for termination set forth in Section 5 hereof, the employment of the Executive under this Agreement shall commence on the date hereof and shall continue through and including the close of business on the 1st anniversary of the date hereof (the "Initial Term"); provided, however, that this
Agreement shall renew automatically on the anniversary of such termination date for successive 2-year terms (the Initial Term, as well as any such renewal (s) thereof, shall be referred to herein as the "Term") unless the Company provides to the Executive, at least sixty (60) days prior to the expiration of the Initial Term or any renewal Term, written notification that it intends not to renew this Agreement; and, provided, further, that this Agreement may be terminated in accordance with Section 5 hereof (with the exception of the obligations of the parties hereunder that shall survive any such termination).

     3.   Compensation.

          (a) Annual Base Salary and Bonus. As compensation for his services under this Agreement, the Executive shall receive, and the Company shall pay, an annual base salary of such amount as shall be determined by the Company's Board of Directors not less than Seventy Five $75,000 for the first year of the Term, and thereafter during the Term at such annual base salary as shall be determined by the Company's CEO. Such annual base salary shall be payable in equal installments in accordance with the policy then prevailing for the Company's executives. In addition to such annual base salary, the Executive shall be entitled, during the Term, to an annual performance bonus as determined by the Compensation Committee of the Board of Directors (or other committee performing similar functions), and to participate in and receive payments from all other bonus and other incentive compensation plans as may be adopted by the Company as are made available to other executive officers of the Company.
          (b) Payments. All amounts paid pursuant to this Agreement shall be subject to withholding or deduction by reason of the Federal Insurance Contribution Act, Federal income tax, state and local income tax, if any, and comparable laws and regulations.
          (c) Other Benefits. The Executive shall be reimbursed by the Company for all reasonable and customary travel and other business expenses incurred by him in the performance of his duties hereunder in accordance with the Company's standard policy regarding expense verification practices. The Executive shall be entitled to that number of weeks paid vacation per year that is available to other executive officers of the Company, and shall be eligible to participate in such pension, life insurance, health insurance, disability insurance and other employee benefits plans, if any, which the Company may from time to time make available to its executive officers generally.

     4.   Noncompetition and Non-Disclosure Requirements.

          (a) Executive acknowledges that his services are of a special, unique, extraordinary and intellectual character, and his position with the Company places him in a position of confidence and trust with customers, suppliers and employees of the Company and other Related Entities. The Executive further acknowledges that the rendering of services under this Agreement necessarily requires the disclosure to him of confidential information (as defined below) of the Company and/or Related Entities. The Executive and the Company agree that both prior to and during his course of employment with the Company, the Executive had, has and will continue to develop personal relationships with the Company's financiers, customers, suppliers and employees, and that the Executive holds a position of substantial trust and confidence. As a consequence, the Executive agrees that it is reasonable and necessary for the protection of goodwill and legitimate business interests of the Company and Related Entities that the Executive make the covenants contained herein, that the covenants  are  a material inducement for the Company to  employ  the
Executive and to enter into this Agreement, and that the covenants are given as an integral part of and incident to this Agreement.
          (b) The Executive covenants and agrees that during his employment by the Company (whether during the Term hereof or otherwise), and thereafter for a period of two(2) years following the termination of the Executive's employment with the Company, he will not:
               I. directly or indirectly engage in, continue in or carry on the business of the Company or any Related Entity, or any business substantially similar thereto, including owning or controlling any financial interest in, any corporation, partnership, firm or other form of business organization which competes with or is engaged in or carries on any aspect of such business or any business substantially similar thereto;
               II. directly or indirectly, assist, promote or encourage any employees or clients, or potential employees or clients, of the Company or Related Entities to terminate or discontinue their relationship in order to pursue opportunities or employment with any competitor of the Company or Related Entities;
              III. consult with, advise or assist in any way, whether or not for consideration , any corporation, partnership, firm or other business organization which is now, becomes or may become a competitor of the Company or any Related Entity in any aspect of their respective businesses during the Executive's employment with the Company, including, but not limited to: advertising or otherwise endorsing the products of any such competitor; soliciting customers or otherwise serving as an intermediary for any such competitor; or loaning money or rendering any other form of financial assistance to or engaging in any form of business transaction whether or not on an arms' length basis with any such competitor; or
               IV. engage in any practice the purpose of which is to evade the provisions of this Agreement or to commit any act which is detrimental to the successful continuation of, or which adversely affects, the business or the Company; provided, however, that the foregoing shall not preclude the Executive's ownership of not more than 5% of the equity securities of a corporation which has such securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

          (c) The Executive acknowledges that the inventions, innovations, software, trade secrets, business plans, financial strategies, finances, and all other confidential or proprietary information with respect to the business and operations of the Company and Related Entities are valuable, special and unique assets of the Company. The Executive agrees not to, at any time during or after the Term of this Agreement, disclose, directly or indirectly, to any person or entity, or use or authorize or propose to authorize any person or entity to use any confidential or proprietary information with respect to the Company or Related Entities without the prior written consent of the Company including, without limitation, information as to the financial condition, results of operations, identities of clients or prospective clients, products under development, acquisition strategies or acquisitions under consideration, pricing or cost information, marketing strategies or any other information relating to the Company or any of the Related Entities which could be reasonably regarded as confidential. However, this does not include information which is or shall become generally available to the public other than as a result of disclosure by the Company or Related Entities or any of their agents, affiliates or representatives or a person to whom any of them has provided such information.
          (d) The Executive agrees that the geographic scope of this covenant not to compete shall extend to (i) the states of Florida, Georgia and North Carolina, which constitute the geographic area in which the Company has operated its business at some time during the two years preceding the date of this Agreement; or (ii) such broader geographic area where the Company conducts business at any time during the Term of this Agreement.
          (e) In the event of any breach of this covenant not to compete, the Executive recognizes that the remedies at law will be inadequate and that in addition to any relief at law which may be available to the Company for such violation or breach and regardless of any other provision contained in this Agreement, the Company shall be entitled to equitable remedies (including an injunction) and such other relief as a court may grant after considering the intent of this Section 4.
          (f) In the event a court of competent jurisdiction determines that the provisions of this covenant not to compete are excessively broad as to duration, geographic scope, prohibited activities or otherwise, the parties agree that this covenant shall be reduced or curtailed to the extent necessary to render it enforceable.

     5.   Termination.

          (a)  Death. The  Executive's  employment  hereunder   shall
terminate upon his death.

          (b) Disability. If, during the Term, the Executive becomes physically or mentally disabled in accordance with the terms and conditions of any disability insurance policy covering the Executive or, if due to such physical or mental disability, the Executive becomes unable for a period of more than twelve (12) consecutive months to perform his duties hereunder on substantially a full-time basis as determined by the Company in its sole reasonable discretion, the Company may, at its option, terminate the Executive's employment hereunder upon not less than thirty (30) days' written notice of termination.

          (c) Cause. The Company may terminate this Agreement at any time with Cause. As used in this Agreement, "Cause" shall mean the following: (1) a material violation of the Employer's policies or practices which reasonably justifies termination; (2) conviction of a felony or any crime involving moral turpitude, fraud, dishonesty or misrepresentation, as evidenced by a binding and final judgment, order or decree of a court of competent jurisdiction; (3) the commission by the Executive of any act which could reasonably be expected to materially injure the reputation, business, or business relationships of the Company or Related Entities; or (4) any material breach by Executive of this Agreement. The Company may terminate this Agreement with cause as defined in clauses (1), (2), (3) and (4) above upon ten (10) days prior written notice (the "Cause Notification Period") to Executive, but such termination shall only become effective in the event of Executive's failure to cure the applicable breach or violation, to the reasonable satisfaction of Company, prior to the end of the Cause Notification Period. The Company may terminate this Agreement without notice at any time with Cause as defined in clause (3) above. In the event of a termination with Cause, the Company shall be relieved of all its obligations to the Executive provided for by this Agreement, and all payments to the Executives hereunder shall immediately cease and terminate.

          (d) Involuntary Termination by Executive. The Executive may terminate his employment hereunder upon (i) a Change of Control of the Company (as defined in Appendix A), (ii) a good faith determination by the Executive that there has been a material breach of the Agreement by the Company, (iii) a material adverse change in the Executive's working conditions or status or (iv) a significant relocation of the Executive's principal office (any one of the preceding constituting "Good Reason"), by delivering written notice of termination to the Company indicating in reasonable detail the facts and circumstances alleged to provide a basis for such termination and shall cease performing the Executive's duties hereunder on the date which is ten (10) days after delivery of the notice, which date shall also be the date of termination of the Executive's employment.

          (e) Voluntary  Termination  by  Executive.  The   Executive
agrees to provide the Company with at least twenty (20) business days ("Termination Notice Period") prior written notice of his intent to terminate employment voluntarily. Failure to provide such notice terminates the Executive's entitlement to payment of accrued, unused benefits, such as vacation. However, the Company reserves the right to terminate the Executive before the end of the Termination Notice Period, provided that the Company pays the Executive the salary that he would have received from the date of the last payroll payment to the end of the Termination Notice Period. During the Termination Notice Period, the Executive agrees to make a good faith effort to perform the duties described hereunder. If, during the Term, the Executive's voluntarily terminates his employment with the Company, the Company's obligations, including payment obligations, under this Agreement shall cease, except that the Company shall pay the Executive the amount of base salary that he would have received from the date of the last payroll payment to the end of the Termination Notice Period.
          (f) Severance Payment. In the event of a termination of the Executive's employment (i) by the Company other than for Cause or
(ii) by the Executive in a manner which satisfies Section 5(d), the Company shall pay the Executive (subject to the provisions of Section
6 of this Agreement) a one-time, lump-sum severance payment equal TWO to 2 times the sum of (A) the Executive's annual base salary in effect at the time of such termination and (B) the Executive's average annual bonus and other compensation for the TWO (2) full calendar years immediately preceding such termination ("Severance
Payment").   The Severance Payment shall be paid to the Executive  in
cash  equivalent not later than ten (10) business days after the date
of   termination  of  the  Executive's  employment,  subject  to  the provisions of Section 6 of this Agreement.
	   (g) Benefits. The following shall apply upon termination of the Executive's employment:

               (i) Notwithstanding anything to the contrary herein contained, the Executive shall receive all compensation and other benefits to which he was entitled under this Agreement or otherwise as an employee of the Company through the termination date, including payments of base salary accrued hereunder through the calendar month in which such termination occurs.

                    [Additional Provision(s)]

     6.   Tax Provisions.

          (a) No Excess Parachute Payment. It is the intention of the Company and the Executive that no portion of the Severance Payment or any other payment or benefit under this Agreement, or payments to or for the benefit of the Executive under any other agreement or plan (collectively, the "Severance Benefits") be deemed to be an excess parachute payment as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") or any successor provision thereto. Notwithstanding any other provision of this Agreement, if any portion of the Severance Benefits would constitute a parachute payment within the meaning of Section 280G of the Code, such Severance Benefits shall be reduced to an amount equal to One Dollar ($1.00) less than the maximum amount which the Executive may receive without becoming subject to the tax imposed by Section 4999 of the Code (or any successor provision) or which the Company may pay without loss of deduction under Section 280G(a) of the Code (or any successor provision).

          (b) Opinion. For purposes of this Section, within sixty(60) days after delivery of a written notice of termination by the Executive or by the Company pursuant to this Agreement or written notice by the Company to the Executive of its belief that there is a payment or benefit due the Executive which will result in an excess parachute payment as defined in Section 280G of the Code or any successor provision thereto, the Executive and the Company shall obtain, at the Company's expense, the opinion (which need not be unqualified) of nationally recognized tax counsel ("Tax Counsel") selected by the Company's independent auditors and acceptable to the Executive, which sets forth (A) the "base amount" within the meaning of Section 280G;(B) the aggregate present value of the payments in the nature of compensation to the Executive as prescribed in Section 280G(b)(2)(A)(ii); and (C) the amount and present value of any "excess parachute payment" within the meaning of Section 280G
(b)(1). If such an opinion of Tax Counsel is sought, no portion of the Severance Payment shall be paid to the Executive by the Company until ten (10) days after the opinion is obtained.

                In the event that such opinion determines that there would be an excess parachute payment, the Severance Benefits shall be reduced or eliminated as specified by the Executive in a written notice delivered to the Company within thirty (30) days of his receipt of such opinion or, if the Executive fails to so notify the Company then as the Company shall reasonably determine, so that under the bases of calculation set forth in such opinion there will be no excess parachute payment. For purposes of such opinion, the value of any noncash benefits or any deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G, which determination shall be evidenced in a certificate of such auditors addressed to the Company and the Executive. Such opinion shall be dated as of the date of termination of the Executive's employment and addressed to the Company and the Executive and shall be binding upon the Company and the Executive.

                The provisions of this Section 6(b), including the calculations, notices and opinions provided for herein shall be based upon the conclusive presumption that the compensation earned by the Executive pursuant to the Company's compensation programs prior to a change of control is reasonable, provided, however, that in the event such Tax Counsel so requests in connection with the opinion required by this Section 6(b), the Company shall obtain at its expense, and Tax Counsel may rely on in providing the opinion, the advice of a firm of recognized executive compensation consultants as to the reasonableness of any item of compensation to be received by the Executive.

          (c) Ruling. The Executive shall have the right to request that the Company obtain a ruling from the Internal Revenue Service ("IRS") as to whether any or all payments or benefits determined by such Tax Counsel are, in the view of the IRS, "parachute payments" under Section 280G. If a ruling is sought pursuant to the Executive's request, no Severance Benefits payable under this Agreement in excess of the Section 280G limitation shall be made to the Executive until after fifteen (15) days from the date of such ruling; however, Severance Benefits shall continue to be paid during the time up to the amount of that limitation. For purposes of this Section 6, the Executive and the Company shall agree to be bound by the IRS's ruling as to whether payments constitute "parachute payments" under Section 280G. If the IRS declines, for any reason, to provide the ruling requested, the Tax Counsel's opinion shall control and the period during which the Severance Benefits may be deferred shall be extended to a date fifteen (15) days from the date of the IRS's notice indicating that no ruling would be forthcoming.

          (d) Effect of Change in Law. In the event that the provisions of Sections 280G and 4999 of the Code (or any successor provisions) are repealed, this Section 6 shall cease to be effective on the effective date of such repeal. The parties to this Agreement recognize that final regulations promulgated under Section 280G of the Code may affect the amounts that may be paid under this Agreement and agree that, upon issuance of such final regulations, this Agreement may be modified as the parties hereto may in good faith deem necessary in light of the provisions of such regulations to achieve the purposes of this Agreement, and that consent to such modification shall not be unreasonably withheld.

     7.   Additional Payment.

          (a) If, notwithstanding the provisions of Section 6 of this Agreement, it is ultimately determined by a court or pursuant to a final determination by the IRS that any portion of the Severance Benefits is subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code (or any successor provision), then the Company shall pay to the Executive an additional amount (the "Gross-Up Payment") such that the net amount retained by the Executive, after deduction of (i) any Excise Tax; (ii) any federal, state or local income tax, interest charges or penalties arising in respect of the imposition of such Excise Tax; and (iii) any federal, state or local income tax or Excise Tax imposed upon the payment provided for by this Section 7, shall be equal to the Severance Benefits. For purposes of determining the amount of the Gross-Up Payment, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation in the state and locality of the Executive's domicile for income tax purposes on the date the Gross-Up Payment is made, net of the maximum reduction in federal income taxes that could be obtained from deduction of such state and local taxes.
	(b) If legislation is enacted that would require the Company's stockholders to approve this Agreement, prior to a Change in Control, due solely to the provision contained in subsection (a) of this
Section 7, then (i) from and after such time as stockholder approval would be required, until stockholder approval is obtained as required by such legislation, subsection (a) shall be of no force and effect;
(ii) if the Company seeks stockholder approval of any other agreement providing similar benefits to any other executive of the Company, the Company shall seek stockholder approval of this Agreement at the same stockholders meeting or meetings at which the stockholders consider any such other agreement; and (iii) the Company and the Executive shall use their best efforts to consider and agree in writing upon an amendment to this Section 7 such that, as amended, such Section would provide the Executive with the benefits intended to be afforded to
the  Executive  by  subsection  (a)   without  requiring  stockholder
approval.

     8.   Successors.

          (a) If the Company sells, assigns or transfers all or substantially all of its business and assets to any Person or if the Company merges into or consolidates or otherwise combines (where the Company does not survive such combination) with any Person (any such event, a "Sale of Business"), then the Company shall assign all of its right, title and interest in this Agreement as of the date of such event to such Person, and the Company shall cause such Person, by written agreement in form and substance reasonably satisfactory to the Executive, to expressly assume and agree to perform from and after the date of such assignment all of the terms, conditions and provisions imposed by this Agreement upon the Company. Failure of the Company to obtain such agreement prior to the effective date of such Sale of Business shall be a material breach of this Agreement. In case of such assignment by the Company and of assumption and agreement by such Person, as used in this Agreement, "Company" shall thereafter mean such Person which executes and delivers the agreement provided for in this Section 8 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law, and this Agreement shall inure to the benefit of, and be enforceable by, such Person. The Executive shall, in the Executive's discretion, be entitled to proceed against any or all of such Persons, any Person which theretofore was such a successor to the Company (as defined in the first paragraph of this Agreement) and the Company (as so defined) in any action to enforce any rights of the Executive hereunder. Except as provided in this Subsection, this Agreement shall not be assignable by the Company. This Agreement shall not be terminated by the voluntary or involuntary dissolution of the Company.

          (b) This Agreement and all rights of the Executive shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, heirs and beneficiaries. All amounts payable to the Executive under Sections 3, 5, and 7 of this Agreement if the Executive had lived shall be paid, in the event of the Executive's death, to the Executive's estate, heirs and representatives; provided, however, that the foregoing shall not be construed to modify any terms of any benefit plan of the Company, as such terms are in effect on the date of the Executive's death, that expressly govern benefits under such plan in the event of the Executive's death.

     9. Severability. The provisions of this Agreement shall be regarded as divisible, and the parties agree that if any of said provisions or any part hereof shall under any circumstances be deemed or declared invalid, inoperative or unenforceable, then the validity and enforceability of the remainder of such provisions or parts hereof and the applicability thereof shall not be affected thereby.

     10.  Amendment.  This  Agreement may not be amended or modified at
any time   except  by  written instrument executed by the  Company  and the Executive.

     11. Withholding. The Company shall be entitled to withhold from amounts to be paid to the Executive hereunder any federal, state or local withholding or other taxes or charges which it is from time to time required to withhold; provided, that the amount so withheld shall not exceed the minimum amount required to be withheld by law (unless the Executive has otherwise indicated in writing). The
Company shall be entitled to rely on an opinion of nationally recognized tax counsel if any question as to the amount or requirement of any such withholding shall arise.

     12. Notice. For purposes of this Agreement, notices and all other communications provided for herein shall be in writing and shall be deemed to have been duly given when actually received, whether hand-
delivered,  sent  by  telecopier,  facsimile  transmission   or   other
electronic  means  of  transmitting  written  documents  (as  long   as
receipt is acknowledged) or mailed by United States certified or registered mail, return receipt requested, postage prepaid, addressed as follows:
If to the Executive, to:

          Ralph T. Finkenbrink
          310 Cypress Creek Circle
          Oldsmar, Fl 34677
          727-789-5703


If to the Company, to:

          Nicholas Financial, Inc.
          2454 McMullen Booth Road
          Building C
          Clearwater, Florida  33759
          Attn: President
or to  such  other  address   as either party may have furnished to the
other in writing in accordance herewith, except that a notice of change of address shall be effective only upon receipt.

     13. No Waiver; Entire Agreement. No waiver by any party hereto of any breach of this Agreement by any other party hereto shall be deemed a waiver of any similar or dissimilar term or condition at the same or at any prior or subsequent time. This Agreement is the entire agreement between the parties hereto with respect to the Executive's employment by the Company and there are no agreements or representations, oral or otherwise, expressed or implied, with respect to or related to the employment of the Executive which are not set forth in this Agreement.

     14. No Assignment. Except as expressly set forth herein, no party shall assign any of his or its rights under this Agreement without the prior written consent of the other party and any attempted assignment without such prior written consent shall be null and void and without legal effect.

     15. Counterparts; Facsimile Signatures. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement may be effective upon the execution and delivery by any party hereto of facsimile copies of signature pages hereto duly executed by such party; provided, however, that any party delivering a facsimile signature page covenants and agrees to deliver promptly after the date hereof two (2) original copies to the other party hereto.

     16.  Governing Law.

          (a) The validity, interpretation, construction and performance of this Agreement shall be governed by the internal laws of the State of Florida, except that Section 16(b) shall be construed in accordance with the Federal Arbitration Act if arbitration is chosen by the Executive as the method of dispute resolution.
          (b) Any dispute arising out of this Agreement shall, at the Executive's election, be determined by either (i) arbitration under the rules of the American Arbitration Association then in effect (but subject to any evidentiary standards set forth in this Agreement), in which both parties shall be bound by the arbitration award, or (ii) by litigation. Whether the dispute is to be settled by arbitration or litigation, the venue for the arbitration or litigation shall be Tampa, Florida. The parties consent to personal jurisdiction in each trial court in the selected venue having subject matter jurisdiction notwithstanding their residence or situs, and each party irrevocably consents to service of process in the manner provided hereunder for the giving of notices.

     17. Certain Rules of Construction. No party shall be considered as being responsible for the drafting of this Agreement for the purpose of applying any rule construing ambiguities against the drafter or otherwise. No draft of this Agreement shall be taken into account in construing this Agreement. Any provision of this Agreement which requires an agreement in writing shall be deemed to require that the writing in question be signed by the Executive and an authorized representative of the Company.

     18 Headings. The headings herein contained are for reference only and shall not affect the meaning or interpretation of any provision of this Agreement. IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


                                NICHOLAS FINANCIAL, INC.



                                By:/Peter L Vosostas/
                                Peter L. Vosotas, Chairman of the Board,
                                President and Chief Executive Officer



                                EXECUTIVE:


                                /Ralph T Finkenbrink/
                                Printed Name: Ralph T. Finkenbrink

                           APPENDIX A

    For purposes of Section 5(d) of this Agreement, a Change of Control shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

     (a) any person or entity, or group thereof acting in concert (a "Person") (other than (A) the Company or any of its subsidiaries, (B) a trustee or other fiduciary holding securities under any employee benefit plan of the Company or any of its subsidiaries, (C) an underwriter temporarily holding securities pursuant to an offering of such securities or (D) a corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock in the Company), being or becoming the "beneficial owner" (as such term is defined in Securities and Exchange Commission ("SEC") Rule 13d-3 under the Exchange Act) of securities of the Company which, together with securities previously owned, confer upon such person, entity or group the combined voting power, on any matters brought to a vote of shareholders, of twenty percent (20%) or more of the then outstanding shares of voting securities of the Company;

     (b) or the sale, assignment or transfer of assets of the Company or any subsidiary or subsidiaries, in a transaction or series of transactions, if the aggregate consideration received or to be received by the Company or any such subsidiary in connection with such sale, assignment or transfer is greater than fifty percent (50%) of the book value, determined by the Company in accordance with generally accepted accounting principles, of the Company's assets determined on a consolidated basis immediately before such transaction or the first of such transactions;

     (c) or the merger, consolidation , share exchange or reorganization of the Company (or one or more direct or indirect subsidiaries of the Company) as a result of which the holders of all of the shares of capital stock of the Company as a group would receive less than fifty percent (50%) of the combined voting power of the voting securities of the Company or such surviving or resulting entity or any parent thereof immediately after such merger, consolidation, share exchange or reorganization;

     (d) or the adoption of a plan of complete liquidation or the approval of the dissolution of the Company;

     (e)  or  the  commencement (within  the  meaning  of   SEC  Rule
13e-4 under the Exchange Act) of a tender or exchange offer which, if successful, would result in a Change of Control of the Company;

     (f) or a determination by the Board of Directors of the Company, in view of the then current circumstances or impending events, that a Change of Control of the Company has occurred or is imminent, which determination shall be made for the specific purpose of triggering the operative provisions of this Agreement.