Form 10KSB
period 2000-03-31
NICHOLAS FINANCIAL INC
filed 2000-06-29
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                           FORM 10-KSB

X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the fiscal year ended March 31, 2000


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

           Issuer's Telephone Number, Including Area Code:
                            (727) 726-0763
                                                 Name of Each Exchange
     Title of Each Class                          on Which Registered

Common Stock, Par Value $0.01 Per Share                  NASDAQ
      __________________                           __________________
      __________________                           __________________

    Securities registered under Section 12(g) of the Exchange Act:




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No


Check if disclosure of delinquent filers pursuant to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the recent fiscal year ended March 31, 2000 were $14,074,816
As of May 31, 2000, 2,352,008 shares of the Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $6,811,774

DOCUMENTS INCORPORATED BY REFERENCE:
     Proxy Statement, dated on or about July 3, 2000.
     Part III, Items 9, 10, 11 and 12 Form 10-KSB Reference

Transitional Small Business Disclosure Format(check one):
Yes  [   ]  No  [ X ]

                       NICHOLAS FINANCIAL, INC.
                       FORM 10-KSB ANNUAL REPORT
                           TABLE OF CONTENTS

PART I                                                   Page No.

     Item 1.      Description of Business.....................3
     Item 2.      Description of Properties..................12
     Item 3.      Legal Proceedings..........................12
     Item 4.      Submission of Matters to a Vote of
                   Security Holders..........................12

PART II

     Item 5.      Market for Common Equity and Related
                   Stockholder Matters.......................13
     Item 6.      Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations................................14
     Item 7.      Financial Statements.......................20
     Item 8.      Changes In and Disagreements With
                   Accountants on Accounting and
                   Financial Disclosure......................41

PART III

     Item 9.      Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with
                   Section 16 (a) of the Exchange Act........41
     Item 10.     Executive Compensation.....................42
     Item 11.     Security Ownership of Certain Beneficial
                   Owners and Management.....................42
     Item 12.     Certain Relationships and Related
                   Transactions..............................42
     Item 13.     Exhibits and Reports on Form 8-K...........44

Forward-Looking Information

      This report on Form 10-KSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries ("the Company"), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, demand for consumer financing in the markets served by the Company, the Company's products and services, increases in the default rates experienced on retail installment sales contracts, adverse regulatory changes in the Company's existing and future markets, and the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk described from time to time in the Company's reports on forms 10-QSB and 10-KSB and annual reports to shareholders.

                                PART I
Item 1.     Description of Business

General

      Nicholas Financial, Inc. ("Nicholas Financial-Canada") is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. ("Nicholas Financial") and Nicholas Data Services, Inc., ("NDS"). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing installment sales contracts ("Contracts") for purchases of new and used automobiles and light trucks. To a lesser extent, the Company also makes direct consumer loans and sells consumer-finance related products ("Insurance Products"). NDS is engaged in designing, developing, marketing and supporting industry specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial's financing activities accounted for approximately 96% of consolidated revenues for the fiscal year ended March 31, 2000 and NDS's activities accounted for approximately 4% of such revenues during the same period.

       Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the "Company". Unless otherwise specified, all financial information herein is designated in United States currency.

      The Company's principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater Florida 33759, and its telephone number is (727) 726-0763.

Automobile Finance Business

      The Company is engaged in the business of providing financing programs, primarily on behalf of purchasers of new and used cars and light trucks who meet the Company's credit standards, but who do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed, and/or the customer's job instability or credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase installment sales contracts for purchases made by borrowers who do not have a good credit history and for older model and high mileage automobiles. In making decisions regarding the purchase of a particular installment sales contract the Company considers the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the installment sales contract.

     The Company's automobile finance programs are currently conducted in Florida, Georgia and North Carolina only under the name Nicholas Financial, Inc. The Company currently operates thirteen branch offices in Florida, three branch offices in Georgia and one branch office in North Carolina. As of March 31, 2000 the Company had non-exclusive agreements with approximately 700 dealers for the purchase of retail installment sales contracts (the "Contracts") that meet the Company's financing criteria. The dealer agreements require the dealer to originate Contracts in accordance with the Company's guidelines.

      From July 1990 through March 31, 2000, the Company had purchased 24,320 Contracts with an initial principal amount aggregating approximately $173,722,275. The average initial principal amount of Contracts purchased by the Company was $7,143 and the contracts had an average initial term of 37 months. The Contracts were purchased from dealers at an average discount of approximately 10.36% from their initial principal amount.

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

      The annual percentage rate ("APR") is the actual cost of borrowing money, expressed in form of the annual interest rate payable by the borrower. The APR for Contracts purchased by the Company range from 18% to 30%. As of March 31, 2000, the average APR on Contracts purchased and currently outstanding is 23.97% and the average discount from the initial principal amount is 8.93%.

      The Company purchases Contracts from the automobile dealer at a negotiated price that is less than the original principal amount being financed {the discount} by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the credit worthiness of the purchaser. In certain markets, competition determines the discount that the company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 5% to 30% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. Virtually all Contracts purchased by the Company since April 1, 1992 have been purchased from dealers without recourse, meaning that the Company, not the dealer, bears the risk of nonpayment by the borrower under the Contract. Prior to April 1, 1992 some Contracts were acquired with full recourse against the dealer for nonpayment by the borrower. As of March 31, 2000, substantially all of the Company's loan portfolio consisted of Contracts that were purchased without recourse against the dealer. Although substantially all the Contracts in the Company's loan portfolio were acquired without recourse, the dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

      The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as the loss payee, with a deductible of not more than $500. The Company does not offer collision insurance. Both the Company and its dealers offer purchasers of vehicles certain other "add on products". These products are offered by the dealer on behalf of the Company or by the automobile dealer on behalf of the dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, credit life insurance, credit accident and health insurance and credit property insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract. As of March 31, 2000, approximately 20% of the borrowers under Contracts in the Company's loan portfolio had elected to purchase "add on products".

Direct Consumer Loans

      Although the Company is licensed to make small direct consumer loans up to $25,000, the average loan made to date by the Company had an initial principal balance of approximately $2,500. The Company does not expect the average loan size to increase significantly within the foreseeable future and does not presently intend to make loans at the maximum size permitted under its license. The Company offers loans primarily to borrowers under the Contracts previously purchased by the Company. In deciding whether or not to make a loan, the Company considers the individual's credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because approximately 90% of the direct consumer loans made to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The direct consumer loan program was implemented in April 1995 and is not currently a significant source of revenue for the Company. As of March 31, 2000, loans made by the Company pursuant to its direct consumer loan program constituted approximately 4.3% of the aggregate principal amount of the Company's loan portfolio. As of March 31, 2000, the average APR for direct consumer loans made by the Company was 25.54%, with a range of 18 to 30%. The Company currently purchases between 400 and 700 indirect contracts each month and originates between 50 and 100 direct consumer loans each month.

      In connection with its direct consumer loan program the Company also offers health and accident insurance coverage and credit life insurance to borrowers. Borrowers in approximately 60% of the 1,009 direct consumer loan transactions outstanding as of March 31, 2000 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the borrower.


Financing Sources

      The Company finances the acquisition of Contracts with its retained earnings, cash flow from operations, loans from investors, insiders and a revolving line of credit with BankAmerica. In November 1999 the Company expanded its line of credit capacity to $45 million, extended the maturity date of such line to November 30, 2002 and reduced the rate of interest payable under the line. No assurance can be given that the size of the line will be increased or that the maturity date will be extended beyond November 30, 2002.

     As of March 31, 2000, the Company owed approximately $1.3 million to seven investors who purchased notes issued by the Company. These notes bear interest at rates from 10.5 % to 12%. In most cases, the Company's obligation to repay the note is subordinated to payment of its obligations under the BankAmerica line of credit.

      The BankAmerica line of credit is secured by all assets of the Company. The interest rate payable by the Company on funds drawn under the line of credit is based on either the current prime rate published by BankAmerica or several Libor pricing options. In addition to interest, the Company also pays a monthly fee to BankAmerica equal to
 .25% of the amount available under the line of credit that has not been drawn upon. As of March 31, 2000, the Company had drawn
approximately  $38  million under the line of credit.   The  revolving
line expires on November 30, 2002.

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

      The Company utilizes internal buying guidelines used by its Branch Managers and underwriters when purchasing Contracts. Any Contract that does not meet these guidelines must be approved by the senior management of the Company. The Company currently has three Regional Managers charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the Regional Managers are responsible for monitoring their assigned branch's compliance with the Company's underwriting standards.

       The Company continues to utilize its Special Operations Department ("SOD") to perform on-site audits of branch compliance with Company buying guidelines. SOD will audit Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of branch manager, previous branch audit score and current and historical branch profitability. SOD reports directly to the Accounting and Administrative Management of the Company. The Company believes that an independent review and audit of its branches that is not tied to the sales function of the Company is imperative, in order to assure the information obtained is impartial.

      The Company uses essentially the same criteria in analyzing a direct consumer loan as it does in analyzing the purchase of a Contract. Lending decisions regarding direct consumer loans are made based upon a review of the customer's loan application, credit history, job stability, income, in-person interviews with a Company loan officer and the value of the collateral offered by the borrower to secure the loan. To date, since approximately 90% of the Company's direct loans have been made to individuals whose automobiles have been financed by the Company, the customer's payment history under the automobile installment sale agreement is a significant factor in the lending decision. The decision process with respect to the purchase of Contracts is similar, although the customer's prior payment history with automobile loans is weighted more heavily in the decision making process and the collateral value of the automobile being financed is considered.

      After reviewing the information included in the loan application and taking the other factors into account, Company representatives categorize the borrower using internally developed credit classifications of "A", indicating high creditworthiness, through "D", indicating lower creditworthiness.

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

      Upon credit approval of the customer and the receipt of all required title and insurance documentation, the Company pays the dealer for the Contract. The Company typically purchases the Contract for a price that approximates the wholesale value of the automobile being financed. The amount the Company is willing to pay a dealer for a particular Contract depends upon the credit rating of the customer. The Company will pay more (e.g. purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. The discounts from the initial principal amount of Contracts purchased by the Company range from 5% to 30%. The Company's current established guidelines for discounts are 5% for borrowers rated in the "A" category, 7.5% for those in the "B", 10% for those in the "C" categories and 15% or more for those in the "D" category. Purchases of Contracts at discounts that do not fall within the guidelines require the prior approval of the Company's senior management.


Servicing and Monitoring of Contracts

      The Company requires all customers to obtain and maintain collision insurance covering damage to the vehicle. Failure to maintain insurance constitutes a default under the Contract and the Company may at its discretion repossess the vehicle. To reduce potential loss due to insurance lapse, the Company has the legal and contractual right to force place its own collateral protection insurance policy which covers loss due to physical damage to vehicles not covered by collision insurance.

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

      The delinquency report is an aging report that provides basic information regarding each account and indicates accounts that are past due. The report includes information such as the account number, address of the borrower, home and work phone numbers of the borrower, original term of the Contract, number of remaining payments, outstanding balance, due dates, date of last payment, number of days past due, scheduled payment amount, amount of last payment, total past due, and special payment arrangements or agreements.

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

      The Company generates an insurance report to monitor compliance with the insurance obligations imposed upon borrowers. This report includes the account number, name and address of the borrower, information regarding the insurance carrier, summarizes the insurance coverage, identifies the expiration date of the policy, and provides basic information regarding payment dates and term of the Contract. This report assists the Company in identifying borrowers whose insurance policy is up for renewal or in jeopardy of being canceled. The Company sends written notices to, and makes direct contact with, borrowers whose insurance policies are about to lapse or be canceled. If the borrower fails to provide proof of coverage within 30 days of notice, the Company has the option of purchasing insurance and adding the cost and applicable finance charges to the balance of the Contract.

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

      The Company's policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the borrower has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the branch manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by his Regional Manager, it must then be approved by a corporate officer. The repossessor delivers the vehicle to a secure location specified by the Company where it is held. The Company maintains relationships with several licensed repossession firms which repossess vehicles for fees that range from $150 to $300 for each vehicle repossessed. As required by Florida, Georgia and North Carolina law, the customer is notified by certified letter that the vehicle has been repossessed and that to retain the vehicle he must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter. The minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses associated with the repossession incurred by the Company. If satisfactory arrangements for return of the vehicle are not made within the statutory period, the Company then sends title to the vehicle to the state title transfer department which then registers the vehicle in the name of the Company. The Company then either sells the vehicle to a dealer or has it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time the Company takes possession of a vehicle and the time it is sold by a dealer or at auction. During its most recent fiscal year, repossessed vehicles have been sold at prices that average approximately $1,200 to $1,800 less than the price paid by the Company for the Contract. When the Company determines that there is a reasonable likelihood of recovering part or all of any deficiency against the borrower under the Contract, it pursues legal remedies available to it including law suits, judgement liens and wage garnishments. Historically, the Company has recovered approximately 12% of deficiencies from such borrowers.

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

      In the past four years the Company has seen several of its most aggressive competitors report unexpected losses due to, but not limited to, inadequate reserves and accounting irregularities. The
Company believes the circumstances causing the industry turmoil are the result of poor reserve analysis, overall lack of responsible financial management and insufficient internal controls. The Company believes that its static pool reserve analysis, internal controls and experienced management team will enable the Company to continue its history of accurate and reliable financial reporting, although no assurances can be given in this regard.


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

Strategy

      The Company's business strategy is to continue its growth and to increase its profitability through greater penetration in its current markets, controlled geographic expansion into new markets and selective portfolio acquisitions. As of the date of this report, the Company has no commitments or agreements in principle with respect to any expansion into new geographic markets or any portfolio acquisitions. The Company also intends to continue its expansion through the increased origination of additional direct consumer loans. The Company believes that opportunity for growth continues to exist in the States of Florida, Georgia and North Carolina and intends to continue its expansion activities in such states. The Company is also exploring the possibility of expanding into other South-Eastern States.

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

     The Company's ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 700 dealers that the Company has contractual relationships with accounted for over 3% of its business volume for the fiscal year ended March 31, 2000.

Regulation

      The Company's financing operations are subject to regulation, supervision and licensing under various Federal, State and local statutes and ordinances. Additionally, the procedures that must be followed by the Company in connection with the repossession of vehicles securing Contracts are regulated by the States of Florida, Georgia and North Carolina. To date, the Company's operations have been conducted exclusively in the States of Florida, Georgia and North Carolina. Accordingly, the laws of such states as well as applicable Federal laws, govern the Company's operations. Compliance with existing laws and regulations applicable to the Company has not had a material adverse effect on the Company's operations. Management believes that it maintains all requisite licenses and permits and is in material compliance with all applicable Local, State and Federal regulations.

     The Company maintains a Retail Installment Seller's License and a Sales Finance Company License with the Florida Department of Banking and Finance, the Georgia Secretary of State (Business Services & Regulation) and the North Carolina Secretary of State. Pursuant to regulations of the State of Florida governing the Company's financing business activities, the Department of Banking and Finance conducts an on site audit of each of the Company's Florida branches annually to monitor compliance with the applicable regulations. The regulations govern, among other matters, licensure requirements, requirements for maintenance of proper records, payment of required fees to the State of Florida, Georgia and North Carolina, maximum interest rates that may be charged on loans to finance used vehicles and proper disclosure to customers regarding financing terms.


Employees

      The Company's executive management and various support functions are centralized at the Company's Corporate Headquarters in Clearwater, Florida. As of March 31, 2000 the Company employed a total of 84 persons, five of whom work for NDS and 79 of whom work for Nicholas Financial. The Company provides paid holidays, vacation, sick time, jury time, health and life insurance, long-term disability insurance, dental insurance and a retirement plan that includes a Company matching formula on employee contributions as well as a Company profit sharing contribution for all qualified employees. No employees are covered by a collective bargaining agreement and the Company believes it has good relations with its employees.

Item 2. Description of Properties

     The Company leases its Headquarters and branch office facilities. Its Headquarters, located at 2454 McMullen Booth Road, Building C in Clearwater, Florida, consists of approximately 6,800 square feet. The Company occupies the space pursuant to a lease that commenced on January 1, 2000 and expires on December 31, 2004. The current monthly rent is $7,855, with annual increases of approximately 2.25% in each subsequent year of the lease. Management believes this office space is adequate to meet its needs for the foreseeable future.

      Each of the Company's 18 branch offices located in Florida, Georgia and North Carolina consists of approximately 1,200 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from two to five years at annual rates ranging from approximately $8.00 to $16.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.


Item 3. Legal Proceedings

      The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business none of which, in the opinion of management, will have a material adverse effect on the Company's business, financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

                               PART II



Item 5. Market for Common Equity and Related Stockholder Matters

      In September 1997, the Company applied to the NASD for approval to list its common stock on NASDAQ SmallCap System. On December 23, 1997 the Company's NASDAQ application was approved and trading of the Company's common stock commenced on December 29, 1997, under the symbol "NICKF". On February 17, 1998, the Board of Directors passed a Resolution removing the Company's common stock from listing on the Vancouver Stock Exchange. Effective March 11, 1998, the Company's common stock listing was removed from the Vancouver Stock Exchange.

      Holders of Common Stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefor. It has been the Company's policy to retain earnings to finance the growth of its business. Accordingly, the Company has not issued a cash dividend and has no plans to do so in the near future. As of March 31, 2000, there were approximately 500 stockholders of record of the Company's Common Stock.

      Effective May 5,1999 the Company's NASDAQ stock symbol changed from "NICKF" to "NICK".

     The following table reflects the high and low sale prices for the Company's common stock on NASDAQ for fiscal 2000 and fiscal 1999.

Price Range of Common Stock:

Year ended March 31, 2000                   High        Low
     First Quarter ...........              $4.55       $3.50
     Second Quarter...........               5.50        3.63
     Third Quarter............               5.38        4.03
     Fourth Quarter............              5.75        4.13

Year ended March 31, 1999                   High        Low
     First Quarter ...........              $3.75       $2.88
     Second Quarter...........               3.25        2.13
     Third Quarter............               3.63        2.25
     Fourth Quarter............              4.38        3.00


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Consolidated net income increased in the fiscal year ended March 31, 2000 to $2,577,568 or $1.01 per diluted share from $1,602,356 or
$0.65 per diluted share in the fiscal year ended March 31, 1999. Earnings for the year were favorably impacted by significant growth in the outstanding loan portfolio, improved portfolio performance and an improvement in the cost of funds.

The following table sets forth certain financial data:


                                           Years Ended March 31
                                           2000            1999
                                        --------------------------
Average Net Finance Receivables(1)      $55,015,469    $43,578,531

Average Indebtedness(2)                 34,530,273     27,923,366

Interest Income                          13,557,371      9,922,689

Interest Expense                          2,771,100      2,358,838

Net Interest Income                      10,786,271      7,563,851
                                         -------------------------

Gross Portfolio Yield(3)                     24.64%         22.77%

Average Cost of Borrowed Funds(2)             8.03%          8.45%

Net Interest Spread(4)                       16.61%         14.32%
                                         -------------------------

Net Portfolio Yield(3)                       19.61%         17.36%
                                         -------------------------

Write-off  to Liquidation                     6.71%          7.93%

Net Charge-Off Percentage                     5.88%          6.84%

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


Fiscal 2000 compared to Fiscal 1999


Interest Income and Loan Portfolio

     Interest income on finance receivables, predominantly finance charge income, increased 37% to $13.6 million in fiscal 2000 from $9.9 million in fiscal 1999. The net finance receivable balance totaled $52.0 million at March 31, 2000, an increase of 30% from the $39.9 million at March 31, 1999. The gross finance receivable balance increased 31% to $82.8 million at March 31, 2000 from $63.4 million at March 31, 1999. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The primary reason the gross portfolio yield increased was the result of lower than anticipated write-off's on the existing portfolio. The primary reason net finance receivables increased was the opening of three additional offices and the increased receivable base of several existing branch offices.


Computer Software Business

       In fiscal 2000, the revenues of NDS were $517,445 compared with fiscal 1999 revenues of $495,849, an increase of 4%. This increase was primarily due to an increase in the installations of upgrades to existing customers, driven by the year 2000 issue. Operating income for fiscal 2000 was $13,205 compared with an operating income of $24,245 for fiscal 1999. The Company expects both operating revenues and income of NDS to remain stable, although no assurance can be given in this regard.


Operating Expenses

     Operating expenses excluding provision for credit losses and interest expense increased to $5.8 million in fiscal 2000 from $4.5 million in fiscal 1999. This increase of 29% was primarily attributable to the opening of three additional branch locations, increasing the number of employees in several existing branch locations and also increasing the number of corporate personnel. The Company has increased its work force from 71 employees at the end of fiscal 1999 to 84 employees at the end of fiscal 2000.


Interest Expense

     Interest expense increased to $2.8 million in fiscal 2000 as compared to $2.4 million in fiscal 1999. This increase was due to an increase in average outstanding borrowings from $27.9 million to $34.5 million. The effect of this increase was offset in part by a decrease in the Company's effective average cost of borrowing from 8.45% in fiscal 1999 to 8.03% in fiscal 2000.


Analysis of Credit Losses

    Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 75 Contracts with an aggregate initial principal amount of approximately $593,027. As of March 31, 2000, the Company had 238 active pools.

     The Company pools Contracts according to branch location because the branches purchase contracts in different markets located in Florida, Georgia and North Carolina. All Contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market.

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

     In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate and adjustments are made if they are determined to be necessary. As of March 31, 2000, the Company had established reserves for losses on Contracts of $10,968,714 or 13.25% of gross outstanding receivables under the Contracts.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                                   Year Ended         Year Ended
                                 March 31, 2000      March 31, 1999
                                 --------------      --------------
Contracts
Gross Balance Outstanding         $79,218,572         $61,486,782


                              Dollar               Dollar
Delinquencies                 Amount    Percent    Amount     Percent
                            ----------  -------   ----------  -------
30 to 59 days               $1,710,659   2.16%    $1,404,387   2.28%
60 to 89 days                  171,880   0.22%       307,239   0.50%
90 + days                       88,949   0.11%       155,271   0.25%
                            ----------            ----------
Total Delinquencies         $1,971,488            $1,866,897

Total Delinquencies as a
percent of outstanding balance           2.49%                 3.03%



Direct Loans
Gross Balance Outstanding          $3,574,364          $1,952,418

Delinquencies

30 to 59 days                   15,421   0.43%         9,791   0.50%
60  to 89 days                   6,301   0.18%        12,186   0.62%
90 +  days                       4,746   0.13%         6,009   0.31%
                                ------                ------
Total  Delinquencies           $26,468               $27,986

Total Delinquencies  as
apercent of outstanding Balance          0.74%                 1.43%



The provision for credit losses was $1,069,719 in fiscal 2000 as compared to $940,922 in fiscal 1999. This was primarily the result of a 30% increase in the net portfolio over last year. The Company decreased its total reserve percentage from 13.48% of gross finance receivables for fiscal year ended March 31, 1999 to 13.25% for the fiscal year ended March 31, 2000. Management believes that the reserve adjustments made during fiscal 2000 are consistent with its reserve methodology.

Income Taxes

   The provision for income taxes in fiscal 2000 increased 85% to $1,853,229 from $1,003,242 in fiscal 1999 as a result of higher pretax income and the reversal of a prior year income tax benefit in connection with a shareholder warrant. The Company's effective tax rate increased from 38.50% in fiscal 1999 to 41.83% in fiscal 2000.


Net Income

   As a result of the above factors, net income increased from $1,602,356 in fiscal 1999 to $2,577,568 in fiscal 2000.


Liquidity and Capital Resources

The Company's cash flows for fiscal 2000 and 1999 are summarized as follows:


                                      Fiscal          Fiscal
                                       2000            1999
                                   -------------   -------------
Cash provided by (used in):
  Operations                         $4,946,212      $2,217,609
  Investing activities -
   (primarily purchase of
    installment contracts)          (13,366,705)     (8,523,794)

  Financing activities                8,170,258       6,511,643
                                     ----------       ---------
Net increase (decrease) in cash       $(250,235)       $205,458
                                     ==========       =========

      The Company's primary use of working capital during fiscal year 2000 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's $45 million line of credit. The line of credit, which expires in November 2002, is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of March 31, 2000 the Company had approximately $6.6 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs from cash flows from operating activities.

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

Impact of Inflation

      The Company is affected by inflation primarily by increased operating costs, and expenses including increases in interest rates. Inflationary pressures on operating costs and expenses have been offset by the Company's continued emphasis on stringent operating and cost controls and to a lesser extent by modest increases in support rates from its software subsidiary, NDS. Management believes that the Company's financial position has enabled it to negotiate favorable interest rates. No assurances can be given that the Company will be able to continue to do so in the future.

      The Company believes that a downturn in the economy would increase the number of purchasers of automobiles financed with Contracts. During a modest downturn in economic activity more people will experience a reduction in income because of downsizing, fewer and smaller raises, and the necessity of accepting lower paying jobs. In addition, it may be difficult for individuals who have financially over-extended themselves to meet their debt obligations and they may find it necessary to purchase used rather than new automobiles. Although the number of potential customers can be expected to increase during periods of slow economic activity, the number of defaults in payment obligations can also be expected to increase with a resulting increase in repossessions of vehicles securing Contracts. The Company is not able to predict whether or not the net effect of such a downturn would be favorable or unfavorable to the operating results of the Company, although the Company believes that a severe downturn in economic activities could have a material adverse effect on its business, financial condition and results of operations.


Future Expansion

      The Company will seek to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company's portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving line of credit arrangement, either with its current lender or another lender. The Company, from time to time, has and will meet with private investors and financial institutions that specialize in investing in subordinated debt. The Company believes that the addition of more debt that is subordinate to the line of credit will make it possible for the Company to continue to meet or exceed its covenants under the loan agreement, increase the amount of funds drawn down under its line of credit, and draw funds under the line at a faster rate. The Company also intends to continue its policy of not paying dividends and using earnings from operations to purchase Contracts or make direct consumer loans. The Company believes that opportunity for growth continues to exist in Florida, Georgia and North Carolina and intends to continue its expansion activities in those states. The Company is also exploring the possibility of expanding into additional states; but it does not have any current plans to do so. No assurances can be given that the Company will be able to continue to expand its operations.


Item 7. Financial Statements

The following financial statements are filed as part of this report (see pages 20-40)

  Report of Independent Auditors..............................20

  Audited Consolidated Financial Statements

  Consolidated Balance Sheets.................................21
  Consolidated Statements of Income and Retained Earnings.....22
  Consolidated Statements of Cash Flows.......................23
  Notes to the Consolidated Financial Statements..............24

                 Report of Independent Auditors

To the Board of Directors of
Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nicholas Financial, Inc. and subsidiaries at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



                                                Ernst & Young,LLP

May 24, 2000
Tampa, Florida

            Nicholas Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                                                     March 31
                                                 2000        1999
                                            -------------------------
Assets
Cash                                        $   259,183  $   509,418
Finance receivables, net                     52,015,107   39,923,471
Accounts receivable                              20,922       22,932
Prepaid expenses and other assets               392,684      308,844
Property and equipment, net                     331,594      217,293
Deferred income taxes                         1,115,888    1,275,056
                                            -------------------------
Total assets                                $54,135,378  $42,257,014
                                            =========================

Liabilities
Line of credit                              $38,414,549  $29,964,549
Notes payable-related party                   1,318,008    1,606,765
Accounts payable                              2,695,622    1,735,356
Income taxes payable                             44,965            -
Deferred revenues                               518,718      387,944
Other liabilities                                16,232       21,699
                                            -------------------------
                                             43,008,094   33,716,313

Shareholders' Equity
Preferred stock, no par: 5,000,000 shares
authorized; none issued and outstanding               -            -
Common stock, no par: 50,000,000 shares
authorized; 2,352,008 and 2,349,108 shares
issued and outstanding, respectively          3,711,602    3,702,587
Retained earnings                             7,415,682    4,838,114
                                            -------------------------
                                             11,127,284    8,540,701
                                            -------------------------
Total liabilities and shareholders' equity  $54,135,378  $42,257,014
                                            =========================

See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries
     Consolidated Statements of Income and Retained Earnings


                                                Year ended March 31
                                                 2000         1999
                                              ------------------------
Revenue:
 Interest income on finance receivables       $13,557,371  $ 9,922,689
 Sales                                            517,445      495,849
                                              ------------------------
                                               14,074,816   10,418,538
Expenses:
 Cost of sales                                     90,471      102,368
 Marketing                                        396,307      369,968
 Administrative                                 5,225,373    3,950,839
 Provision for credit losses                    1,069,719      940,922
 Depreciation                                      91,049       90,005
 Interest expense                               2,771,100    2,358,838
                                              ------------------------
                                                9,644,019    7,812,940
                                              ------------------------
Operating income before income taxes            4,430,797    2,605,598

Income tax expense (benefit):
 Current                                        1,694,061    1,327,520
 Deferred                                         159,168     (324,278)
                                              ------------------------
                                                1,853,229    1,003,242
                                              ------------------------
Net income                                      2,577,568    1,602,356
                                              ========================

Retained earnings, beginning of year            4,838,114    3,235,758
                                              ------------------------
Retained earnings, end of year                 $7,415,682   $4,838,114
                                              ========================
Earnings per share:
     Basic                                          $1.10         $.68
                                              ========================
     Diluted                                        $1.01         $.65
                                              ========================

Weighted average  shares - basic                2,352,286    2,357,984
                                              ========================
Weighted average  shares - diluted              2,656,315    2,622,782
                                              ========================
See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows


                                              Year ended March 31
                                                 2000      1999
                                            --------------------------
Cash flows from operating activities

Net income                                   $ 2,577,568  $ 1,602,356
Adjustments to reconcile net income to net
cash provided
 by operating activities:
  Depreciation                                    91,049       90,005
  Provision for credit losses                  1,069,719      940,922
  Deferred income taxes                          159,168     (324,278)
  Changes in operating assets and
   liabilities:
   Accounts receivable                             2,010          473
   Prepaid expenses and other assets             (83,840)     (61,999)
   Deferred revenues                             130,774      146,815
   Accounts payable                              960,266       (7,102)
   Other liabilities                              (5,467)         299
   Income taxes payable                           44,965     (169,882)
                                            --------------------------
Net cash provided by operating activities      4,946,212    2,217,609

Investing activities

Increase in finance receivables, net of
 principal collected                         (13,161,355)  (8,439,982)
Purchase of property and equipment, net of
 disposals                                      (205,350)     (83,812)
                                            --------------------------
Net cash used in investing activities        (13,366,705)  (8,523,794)

Financing activities

(Repayment) proceeds of notes payable
 -related party                                 (288,757)      15,170
Net proceeds from line of credit               8,450,000    6,533,955
Sale (repurchase) of common stock                  9,015      (37,482)
                                            --------------------------
Net cash provided by financing activities      8,170,258    6,511,643
                                            --------------------------
Net (decrease) increase in cash                 (250,235)     205,458
Cash, beginning of year                          509,418      303,960
                                            --------------------------
Cash, end of year                               $259,183     $509,418
                                            ==========================

See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries
         Notes to the Consolidated Financial Statements
                         March 31, 2000


1. Organization

Nicholas Financial, Inc. (NFI, Canada) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (NDS) and Nicholas Financial, Inc. (NFI). NDS is engaged principally in the development, marketing and support of computer application software. NFI is engaged principally in providing installment sales financing. Both NDSI and NFI are based in Florida, U.S.A. The accompanying financial statements are stated in U.S dollars and are presented in accordance with accounting principles generally accepted in the United States.

2. Accounting Policies

Consolidation

The  consolidated financial statements include  the  accounts  of
NFI,  Canada  and  its wholly-owned subsidiaries,  NDS  and  NFI,
collectively   referred  to  as  the  Company.  All  intercompany
transactions and balances have been eliminated.

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

          Automotive                            3 years
          Equipment                             5 years
          Furniture and fixtures                7 years
          Leasehold improvements             Lease term

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)


2. Accounting Policies (continued)

Allowance for Loan Losses

The allowance for loan losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). In addition to the allowance for loan losses, a nonrefundable dealer reserve has been established using unearned interest and dealer discounts to absorb potential credit losses. To the extent actual credit losses exceed these reserves, a bad debt provision is recorded; and to the extent credit losses are less than the reserve, the reserve is accreted into income as an adjustment to the interest yield over the term of the underlying finance receivables.

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

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)



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

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)



2. Accounting Policies (continued)

                                              Year ended March 31
                                                2000        1999
                                          --------------------------
Numerator:

 Numerator for basic earnings per share
  -Net income available to
  common stockholders                      $2,577,568     $1,602,356

 Effect of dilutive securities:
     Convertible debt                          94,023         99,636
                                          --------------------------
 Numerator for dilutive earnings
  per share - income available to
  common stockholders after
  assumed conversions                      $2,671,591     $1,701,992
                                          ==========================
Denominator:
 Denominator for basic earnings per
  share - weighted average shares           2,352,286      2,357,984
 Effect of dilutive securities: (A)
  Employee stock options                       54,231              -
  Convertible debt                            249,798        264,798
                                          --------------------------
 Denominator for diluted earnings per
  share - adjusted weighted-average
  shares and assumed conversions            2,656,315      2,622,782
                                          ==========================
Earnings per share - basic                      $1.10          $0.68
                                          ==========================
Earnings per share - diluted                    $1.01          $0.65
                                          ==========================

<FOOTNOTE>
Footnote A:
    Options                                         -        215,200
    Warrants                                  333,333        333,333

 The  options  and  warrants above were
outstanding  but  not included  in  the
computation  of  diluted  earnings  per
share  because  the  effect  would   be
antidilutive.


            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)



2. Accounting Policies (continued)

Stock Option Accounting

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its stock option grants and to present the disclosure requirements relating to stock-based compensation plans required by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

Financial Instruments

The Company's financial instruments consist of finance receivables, accounts receivable, line of credit, notes payable-related party and accounts payable. For each of these financial instruments, the carrying value approximates its fair value.

The Company's financial instruments that are exposed to concentrations of credit risk are primarily finance receivables, which are concentrated in the States of Florida, Georgia and North Carolina. The Company provides credit during the normal course of business and performs ongoing credit evaluations of it customers. The Company maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 2000 and 1999 was $1,596,183 and $1,550,316 respectively. Cash paid for interest for the years ended March 31, 2000 and 1999 was $2,631,370 and $2,322,178, respectively.

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)



Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 , Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Company expects to adopt the new statement effective April 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

3. Finance Receivables

Finance   receivables  consist  of  consumer  automobile  finance
installment contracts and are detailed as follows:

                                         2000          1999
                                     --------------------------
     Finance receivables,
      gross contract                  $82,792,936   $63,439,200
     Less:
      Unearned interest               (19,809,115)  (14,967,179)
                                      --------------------------
                                       62,983,821    48,472,021

      Nonrefundable dealer reserve     (8,444,103)   (6,643,593)
      Allowance for credit losses      (2,524,611)   (1,904,957)
                                     --------------------------
      Finance receivables, net        $52,015,107   $39,923,471
                                     ==========================

The  terms of the receivables range from 12 to 60 months and bear a  weighted average effective interest rate of 24% for both  2000 and 1999, respectively.

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)



3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the years ended March 31.

                                         2000            1999
                                      --------------------------
Balance at beginning of year          $6,643,593      $4,525,034
Discounts acquired on new volume       6,785,407       5,330,351
Recoveries                               520,264         269,151
Accreted to income                    (2,046,012)       (724,520)
Losses absorbed                       (3,459,149)     (2,756,423)
                                      --------------------------
Balance at end of year                $8,444,103      $6,643,593
                                      ==========================
Reserve as a percent of gross
finance receivables                       10.20%          10.47%
                                      ==========================

The following table sets forth a reconciliation of the changes in the allowance for doubtful accounts for the years ended March 31.


                                         2000           1999
                                     ----------------------------
Balance at beginning of year          $1,904,957     $1,612,106
Current year provision                 1,069,719        940,922
Accreted to income                      (80,607)       (36,138)
Losses absorbed                        (369,458)      (611,933)
                                      --------------------------
Balance at end of year                $2,524,611     $1,904,957
                                      ==========================
Reserve as a percent of gross
finance receivables                        3.05%          3.00%
                                      ==========================


            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)



4. Property and Equipment


                                    Accumulated   Net Book
                            Cost    Depreciation   Value
                          --------------------------------
     2000
     Automotive            $88,670    $11,230     $77,440
     Equipment             326,155    201,813     124,342
     Furniture and
     fixtures              138,304     85,715      52,589
     Leasehold
     improvements          166,225     89,002      77,223
                          --------------------------------
                           $719,354   $387,760   $331,594
                          ================================
     1999
     Automotive             $45,664    $13,466    $32,198
     Equipment              276,476    160,463    116,013
     Furniture and
     fixtures               117,596     72,660     44,936
     Leasehold
     improvements            92,643     68,497     24,146
                          --------------------------------
                           $532,379   $315,086   $217,293
                          ================================

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)


5. Line of Credit

The Company has a $45,000,000 line of credit facility (the Line) with BA Business Credit, Inc. of which $38,414,540 is outstanding at March 31, 2000 and which expires on November 30, 2002. Borrowings under the Line bear interest at the Bank of America prime rate or several Libor pricing options. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial Inc. and its subsidiaries.

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

The Company utilizes the above noted interest rate swaps to manage its interest rate exposure. The swaps effectively convert a portion of the Company's floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company's finance receivables.

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)



6. Notes Payable-Related Party

Notes payable to shareholders, directors and individuals related thereto at March 31:


                                               2000      1999
                                             --------------------
     Notes   payable,  unsecured,  with
     interest  at  varying  rates up to
     12%,   quarterly   and  semiannual
     interest  payments   due   through
     January  2002,  at  which time the
     entire   principal   balance   and
     unpaid    interest    is      due,
     subordinated  to  the  Line.   The
     notes   are   convertible  at  the
     option of  the holder, into common
     shares  at  prices  from  $4.50 to
     $6.00 per share.                       $850,000     $1,150,000

     Notes payable,  unsecured interest
     at  12%,  quarterly  interest  due
     through April  2000, at which time
     the  entire   balance  and  unpaid
     interest  is due, subordinated  to
     the Line. The note  is convertible
     at the option of the  holder, into
     common shares at $8.25 per share.       200,000        200,000

     Note  payable, unsecured, interest
     at 12%, principal and interest due
     through August 2001.                    219,270        249,211

     Note  payable, unsecured, interest
     at 12%, principal and interest due
     upon 30 day demand.                      48,738          7,554
                                          --------------------------
                                          $1,318,008     $1,606,765
                                          ==========================

Maturities of notes payable are summarized as follows:

 Year ending March 31
 ---------------------
     2001                                         $248,738
     2002                                        1,069,270
                                                ----------
                                                $1,318,008
                                                ==========

The company incurred interest expense on the above notes of $197,499 and $200,140 for the years ended March 31, 2000 and 1999, respectively.

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)



7. Income Taxes

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate (34%) for the following reasons:

                                               2000          1999
                                            -----------------------
 Provision for income taxes at Federal
  statutory rate                             $1,506,471    $885,903
       Increase resulting from:
          State income taxes, net of
          Federal benefit                      $243,694     117,252
          Other                                 103,064          87
                                             ----------------------
                                             $1,853,229  $1,003,242
                                             ======================

The Company's deferred tax assets consist of the following as of March 31:

                                                 2000       1999
                                             -----------------------
   Allowance for credit losses not
   deductible for tax purposes                $1,038,867  $1,056,988
   Deferred compensation related to stock
   options and warrants                                -     157,000
   Other items                                    77,021      61,068
                                             -----------------------
                                              $1,115,888  $1,275,056
                                             =======================


NFI,  Canada  has  income  tax  loss  carryforward  balances   of
approximately   Cdn$277,000     (1999-Cdn$256,000)   which    are
available to reduce future taxable income and which expire as follows:

For the years ended March 31, 2000 and 1999, the Company would have recorded deferred tax assets of approximately $86,000 and $82,000, respectively, due primarily to these Canadian income tax loss carryforwards. The assets, however, are offset entirely by a valuation allowance due to the relative uncertainty surrounding the realization of the assets.

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)


8. Shareholders' Equity

Changes in the outstanding common stock are as follows:

                                              Number    Common
                                                Of       Stock
                                              Shares
                                          ------------------------
Balance at March 31, 1998                    2,357,013  $3,740,069

Changes in 1999:
  Issued in connection with employee bonus
   plan                                          6,595      21,444
  Shares repurchased                           (14,500)    (58,926)
                                           ------------------------
Balance at March 31, 1999                    2,349,108  $3,702,587
                                           ========================

Changes in 2000:
  Issued in connection with employee bonus
   plan                                          4,000      19,000
  Issued for cash upon exercise of options       1,000       3,400
  Shares repurchased                            (2,100)    (13,385)
                                           ------------------------
Balance at March 31, 2000                    2,352,008  $3,711,602
                                           ========================

The Company has a warrant outstanding entitling a director to purchase 333,333 common shares at $5.28 U.S until September 3, 2000. At March 31, 2000, the warrant was fully exercisable.

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 258,700 shares of common stock were reserved for issuance as of March 31, 2000. Options currently granted by the Company generally vest over a five year period.

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)


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

Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999;

                                 2000      1999
                                -----------------
Risk free rate of return         6.40%     5.38%
Volatility factor                0.479     0.531
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

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)


8. Shareholders' Equity (continued)

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the option and warrant's vesting period. The Company's pro forma information follows:

                                    2000       1999
                                 ----------------------
Pro forma net income             $2,511,971  $1,553,839
Pro forma earnings per share:
  Basic                               $1.07        $.66
  Diluted                              $.98        $.63


The following table reflects activity within the SIP for the years noted:

                                2000                   1999
                               -------                -------
                          Options  Weighted     Options    Weighted
                             &      Average        &        Average
                         Warrants Exercise Price Warrants Exercise Price
                        ------------------------------------------------
Outstanding-beginning
  of year                 548,533    $4.42       468,120     $5.00
Granted                    70,000     4.75       258,200      3.40
Exercised                  (1,000)    3.40             -         -
Canceled/expired          (25,500)    3.42      (177,787)     3.92
                         --------               --------
Outstanding-end of
year                      592,033     4.62       548,533      4.42
                         ========               ========

Exercisable at end
of year                   371,073     5.09       333,333      5.07
                         ========               ========
Weighted-average fair
value of options granted
during the year                      $2.37                   $1.63


            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)


8. Shareholders' Equity (continued)

                                               Currently Exercisable
                                     Weighted  ----------------------
                          Weighted    Average              Weighted
                           Average   Remaining              Average
                          Exercise  Contractual            Exercise
                Shares      Price      Life      Shares      Price
               ------------------------------------------------------
$3.00 to 3.99   188,700     $3.40    3.20 years  37,740      $3.40
 4.00 to 4.99    70,000      4.75    4.61 years       -          -
 5.00 to 5.28   333,333      5.28    0.42 years 333,333       5.28
               ------------------------------------------------------
 Total          592,033     $4.62    1.80 years 371,073      $5.09
               ========                         =======


9. Employee Benefit Plans

The Company has a 401(k) profit sharing plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For 2000 and 1999, the Company recorded expenses of $19,957 and $17,296, respectively, related to this plan. In September of 1999 the Board of Directors approved a $100,000 Company profit sharing contribution for 2000. All employees who were eligible under the plan received a profit sharing contribution that was based on their total compensation in relation to the total compensation of all eligible employees.

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)


10. Commitments

The Company leases its corporate office and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

 Year ending March 31
 ---------------------
     2001                                         $309,477
     2002                                          242,437
     2003                                          153,646
     2004                                           31,575
     2005                                           10,459
                                                  --------
                                                  $747,594
                                                  ========

Rent expense for the years ended March 31, 2000 and 1999 was $270,087 and $217,192, respectively.

            Nicholas Financial, Inc. and Subsidiaries
   Notes to the Consolidated Financial Statements (continued)



11 Segmented Information

The   segments  presented  have  been  identified  based  on  the difference in the products and services of the Company's two wholly-owned subsidiaries. Internal financial results for each subsidiary are presented to and reviewed by the senior management of the Company. Substantially all of the Company's operations are in the United States. The industry segments are as follows:

                                              Computer
                                            Application
                                  General   Software and
                                 Financing     Support    Corporate   Total
                               ---------------------------------------------------
   2000
   Interest Income and Sales    $13,557,371    $517,445           -    $14,074,816
   Operating income (loss)
     before income taxes          4,432,982      13,205     (15,390)     4,430,797
   Income tax expense             1,848,178       5,051           -      1,853,229
   Identifiable assets           53,977,043     156,621       1,714     54,135,378
   Capital expenditures             205,350           -           -        205,350
   Depreciation                      90,895         154           -         91,049

   1999
   Interest Income and Sales     $9,922,689    $495,849     $     -    $10,418,538
   Operating income (loss)
     before income taxes          2,580,853      24,745           -      2,605,598
   Income tax expense               993,714       9,528           -      1,003,242
   Identifiable assets           42,073,291     179,849       3,874     42,257,014
   Capital expenditures              83,812           -           -         83,812
   Depreciation                      86,430       3,575           -         90,005


12. Subsequent Events


On May 11, 2000 the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 6.87%, provided that 30 day libor does not exceed 7.7%, maturing on May 11, 2004. In the event 30 day libor exceeds 7.7% , the fixed rate of 6.87% would swap back to the variable rate for all periods where 30 day libor exceeds 7.7%.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     The information set forth under the caption "Proposal 1: Election of Directors" in the Proxy Statement and Information Circular, dated on or about July 3, 2000, for the 2000 Annual General Meeting of Members of Nicholas Financial - Canada to be held August 9, 2000 (the "Proxy Statement"), the information set forth under the caption "Executive Officers and Compensation" in the Proxy Statement, and the information set forth under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated by reference.

Additional information regarding the officers is set forth below.

      Peter L. Vosotas, age 58, is the founder of the Company and majority stockholder of Nicholas Financial-Canada. He has served as
Chairman of the Board, Chief Executive Officer and President of Nicholas Financial-Canada and each of its subsidiaries since formation. Prior to forming the Company, Mr. Vosotas held a variety of Sales and Marketing positions with Ford Motor Company, GTE and AT&T Paradyne Corporation. Mr Vosotas attended the United States Naval Academy and earned a Bachelor of Science Degree in Electrical Engineering from the University of New Hampshire.

      As of March 31, 2000 there was one executive officer who was not also a director of Nicholas Financial - Canada. Ralph T. Finkenbrink, age 38, has served as Vice-President-Finance of Nicholas Financial - Canada since July 1997. He joined the Company in 1988 and served as Controller of Nicholas Financial and NDS until 1992. Prior to joining the Company, he was a staff accountant for MBI, Inc. from January 1984 to March 1985 and Inventory Control Manager for The Dress Barn, Inc. from March 1985 to December 1987. Mr. Finkenbrink received his Bachelor of Science Degree in Accounting from Mount St. Mary's University in Emmitsburg, Maryland.

Item 10. Executive Compensation

      The information set forth under the caption "Executive Officers and Compensation" in the Proxy Statement is incorporated herein by reference.


Item   11.  Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      The information set forth under the caption "Voting Shares and Ownership of Management and Principal Holders" in the Proxy Statement is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

       The   information   set  forth  under  the   caption   "Certain
Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NICHOLAS FINANCIAL, INC.
Dated: June 29, 2000
                                   By:  /s/ Peter L. Vosotas
                                   Peter L. Vosotas
                                   Chairman, Chief Executive Officer
                                   and President

      KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Peter L. Vosotas and Ralph T. Finkenbrink, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                           Date

/s/ Peter L. Vosotas     Chairman of the Board, Chief   June 29, 2000
Peter L. Vosotas         Executive  Officer, President
                         and Director


/s/ Ralph T. Finkenbrink Vice President - Finance       June 29, 2000
Ralph T. Finkenbrink     (Principal Financial Officer)


/s/ Ellis P. Hyman            Director                  June 29, 2000
Ellis P. Hyman


/s/ Stephen Bragin            Director                  June 29, 2000
Stephen Bragin


/s/ Alton R. Neal             Director                  June 29, 2000
Alton R. Neal


/s/ Melvin S. Cutler          Director                  June 29, 2000
Melvin S. Cutler

Item 13. Exhibits and Reports on Form 8-K

       (a)  Exhibits


3.1     Articles of Incorporation of Nicholas Financial, Inc. and By-
        Laws

        Incorporated by reference to the Company's Form 10-SB (File
         No. 0-26680) filed on March 13, 1996

4.1     Stock Certificate

        Incorporated by reference to Exhibit 4.1 to the Company's
         Form 10-SB (File No. 0-26680) filed on March 13, 1996

10.1.1 Loan and Security Agreement dated March 31, 1993 between BA Business Credit, Inc. and Nicholas Financial, Inc.

        Incorporated by reference to Exhibit 10.1.1 to the Company's
         Form 10-SB (File No. 0-26680) filed on March 13, 1996

10.1.2  Amendment No. 1 to Loan Agreement dated January 14, 1994

        Incorporated by reference to Exhibit 10.1.2 to the Company's
         Form 10-SB (File No. 0-26680) filed on March 13, 1996

10.1.3  Temporary Line Increase Agreement dated Mach 28, 1994

        Incorporated by reference to Exhibit 10.1.3 to the Company's
         Form 10-SB (File No. 0-26680) filed on March 13, 1996

10.1.4  Amendment No. 2 to Loan Agreement dated June 3, 1994

        Incorporated by reference to Exhibit 10.1.4 to the Company's
         Form 10-SB (File No. 0-26680) filed on March 13, 1996

10.1.5  Amendment No. 3 to Loan Agreement dated July 5, 1994

        Incorporated by reference to Exhibit 10.1.5 to the Company's
         Form 10-SB (File No. 0-26680) filed on March 13, 1996

10.1.6  Amendment No. 4 to Loan Agreement dated March 31, 1995

        Incorporated by reference to Exhibit 10.1.6 to the Company's
         Form 10-SB (File No. 0-26680) filed on March 13, 1996

10.1.7  Amendment No. 5 to Loan Agreement  dated July 13, 1995

        Incorporated  by reference to Exhibit 10.1.7 to the Company's
         Form 10-KSB for the fiscal year ended March 31, 1996

10.1.8  Amendment No. 6 to Loan Agreement  dated May 13, 1996

        Incorporated by reference to Exhibit 10.1.8 to the Company's
         Form 10-QSB for the three months ended June 30, 1996

10.1.9  Amendment No. 7 to Loan Agreement dated July 5, 1997

        Incorporated by reference to Exhibit 10.1.9 to the Company's
         Form 10-QSB for the three months ended September 30, 1997

10.2.0  Amendment No. 8 to Loan Agreement dated September 18, 1998

        Incorporated by reference to Exhibit 10.2.0 to the Company's
         Form 10-QSB for the three months ended September 30, 1998

10.2.1  Amendment No. 9 to Loan Agreement dated November 25, 1998

        Incorporated by reference to Exhibit 10.2.1 to the Company's
         Form 10-QSB for the three months ended December 31, 1998

10.2.2  Amendment No. 10 to Loan Agreement dated November 24, 1999

        Incorporated by reference to Exhibit 10.2.2 to the Company's
         Form 10-QSB for the three months ended December 31, 1999

10.3.1  Employee Stock Option Plan

        Incorporated by reference to the Company's 1999 Annual proxy statement dated June 29, 1999

10.3.2  Non-Employee Stock Option Plan

        Incorporated by reference to the Company's 1999 Annual proxy statement dated June 29, 1999

10.4.1  Employment Contract, dated November 22, 1999, between
         Nicholas Financial,  Inc. and Ralph Finkenbrink, Senior
         Vice President of Finance.

        Incorporated by reference to Exhibit 10.2.1 to the Company's
         Form 10-QSB for the three months ended December 31, 1999

21      Subsidiaries of Nicholas Financial, Inc.

        Incorporated by reference to the Company's Form 10-SB (File
         No. 0-26680) filed on March 13, 1996

23      Powers of Attorney (included on signature page hereto)

27      Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K
              None