Form 10QSB
period 2000-06-30
NICHOLAS FINANCIAL INC
filed 2000-08-14
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2000



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


As of July 31st, 2000 there were 2,342,008 shares of common stock outstanding

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I.  Financial Information                              Page

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet
          as of June 30, 2000.................................3

         Condensed Consolidated Statements of
          Income for  the  three months ended
          June 30, 2000 and 1999..............................4

         Condensed Consolidated Statements of
          Cash Flows  for  the  three  months
          ended June 30, 2000 and 1999........................5

         Notes to the Condensed Consolidated
          Financial Statements................................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................10

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

Item 4.  Submission of Matters to a Vote of
          Security Holders...................................15

Item 5.  Other Information...................................15

Item 6.  Exhibits and Reports on Form 8-K....................15

         Signatures..........................................16

         Exhibit Index.......................................17


                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                                  June 30,
                                                    2000
                                                 ---------
Assets

Cash                                             $ 104,894
Finance receivables, net                        57,425,609
Accounts receivable                                 27,603
Prepaid expenses and other assets                  502,938
Property and equipment, net                        340,212
Deferred income taxes                            1,190,888
                                               -----------
Total assets                                   $59,592,144
                                               ===========

Liabilities

Line of credit                                 $43,214,549
Notes payable - related party                    1,118,008
Accounts payable                                 2,890,944
Deferred revenues                                  570,717
Other liabilities                                   16,232
                                               -----------
                                                47,810,450

Shareholders' equity

Preferred stock, no par: 5,000,000 shares
authorized;none issued and outstanding
Common stock, no par: 50,000,000 shares
authorized; 2,342,008 shares issued and
outstanding                                      3,662,697
Retained earnings                                8,118,997
                                               -----------
                                                11,781,694
                                               -----------
Total liabilities and shareholders' equity     $59,592,144
                                               ===========

See accompanying notes.


                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)


                                         Three months ended
                                               June 30
                                          2000        1999
                                      -----------------------
Revenue:
Interest income on
 finance receivables                   $3,909,514  $2,835,182
Sales                                     116,810     135,448
                                      -----------------------
                                        4,026,324   2,970,630

Expenses:
Cost of sales                              25,857      15,531
Marketing                                  98,279      91,794
Administrative                          1,524,134   1,150,561
Provision for credit losses               371,710     250,678
Depreciation and amortization              27,000      24,140
Interest expense                          835,023     623,509
                                      -----------------------
                                        2,882,003   2,156,213
                                      -----------------------
Operating income before income taxes    1,144,321     814,417

Income tax expense (benefit):
Current                                   516,007     437,270
Deferred                                  (75,000)   (125,000)
                                      -----------------------
                                          441,007     312,270
                                      -----------------------
Net Income                               $703,314    $502,147
                                      =======================

Earnings per share - basic                  $0.30       $0.21
                                      =======================
Earnings per share - diluted                $0.28       $0.20
                                      =======================

See accompanying notes.



                     Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)


                                      Three months ended June 30
                                           2000         1999
                                      --------------------------
Operating activities
Net income                             $ 703,314      $  502,147

Adjustments to reconcile net
 income to net cash provided by
 operating activities:
Depreciation of property and equipment    27,000          24,140
Provision for credit losses              371,710         250,678
Deferred income taxes                    (75,000)       (125,000)

Changes in operating assets
 and liabilities:
Accounts receivable                       (6,681)            190
Prepaid expenses and other assets       (110,254)        (35,704)
Deferred revenues                         51,999          25,683
Accounts payable                        (359,648)        199,887
Other liabilities                              -          (1,625)
Income taxes payable                     510,006         376,858
                                      --------------------------
Net cash provided by
 operating activities                  1,112,446       1,217,254

Investing activities
Increase in finance receivables,
 net of principal collected           (5,782,212)     (2,233,361)
Purchase of property and equipment       (35,618)        (15,497)
                                      --------------------------
Net cash used in investing activities (5,817,830)     (2,248,858)

Financing activities
Repayment of notes payable
 - related party                        (200,000)              -
Net proceeds from line of credit       4,800,000         791,259
Repurchase of common stock               (48,905)              -
                                      --------------------------
Net cash provided by financing
 activities                            4,551,095         791,259
                                      --------------------------

Net decrease in cash                    (154,289)       (240,345)

Cash, beginning of period                259,183         509,418
                                      --------------------------
Cash, end of period                     $104,894        $269,073
                                      ==========================

See accompanying notes.


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)
                          June 30, 2000


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

2. Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                           June 30, 2000



                                        Three months ended
                                             June 30,
                                         2000        1999
                                      --------------------
Numerator:

 Numerator for basic earnings per
  share - Net income available to
  common stockholders                  $703,314   $502,147

 Effect of dilutive securities:
    Convertible debt                     15,554     24,909
                                      --------------------
 Numerator for dilutive earnings
  per share - income available to
  common stockholders after
  assumed conversions                  $718,868   $527,056
                                      ====================
Denominator:
 Denominator for basic earnings per
  share - weighted average shares     2,351,709  2,351,608
 Effect of dilutive securities: (A)
   Employee stock options                70,433     31,876
   Convertible debt                     180,556    264,798
                                      --------------------
 Dilutive potential common shares       250,989    296,674
                                      --------------------

 Denominator for diluted earnings
  per share - adjusted weighted-
  average sharesand assumed
  conversions                         2,602,698  2,648,282
                                      ====================

Earnings per share - basic                $0.30      $0.21
                                      ====================
Earnings per share - diluted              $0.28      $0.20
                                      ====================

Footnote A:
       The  following  options  and
warrants were outstanding  but  not
included  in  the  computation   of
diluted  earnings per share because
the exercise price was greater than
the  average  market price  of  the
common  shares and, therefore,  the
effect would be antidilutive.

    Options                              35,500
    Warrants                            333,333    333,333


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                           June 30, 2000




3. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

    Finance receivables, gross contract      $92,040,369
    Less:
       Unearned interest                     (22,166,164)
                                             -----------
                                              69,874,205

       Nonrefundable dealer reserves         (10,422,395)
       Allowance for credit losses            (2,026,201)
                                             -----------
       Finance receivables, net              $57,425,609
                                             ===========


The terms of the receivables range from 12 to 60 months and bear a weighted average effective interest rate of 24%.


4. Line of Credit

The Company has a $45 million line of credit facility (the Line) which expires on November 30, 2002. Borrowings under the Line bear interest at the prime rate. The Company also has several
LIBOR pricing options available. If the outstanding balance falls below $10 million the Line bears interest at the prime rate plus 1.75%. Pledged as collateral for this credit facility are
all   of   the  assets  of  Nicholas  Financial,  Inc.  and   its
subsidiaries.

On May 11, 1999 the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.81%, maturing on May 24, 2002. On May 21, 1999 the Company entered into two interest rate swaps with notional amounts of $5 million each, at fixed rates of 5.81% and 6.08%, maturing on May 24, 2001 and May 24, 2004, respectively.

On August 18, 1999 the Company terminated a $5 million swap maturing on May 24, 2004 in exchange for $52,000. In addition the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.80%, provided that 30 day libor does not exceed 8%, maturing on May 24, 2003. In the event 30 day libor exceeds 8.00%, the fixed rate of 5.80% would swap back to the variable rate for all periods where 30 day libor exceeds 8.00%.

On May 17, 2000 the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 6.87%, provided that 30 day libor does not exceed 7.7%, maturing on May 17, 2004. In the event 30 day libor exceeds 7.70%, the fixed rate of 6.87% would swap back to the variable rate for all periods where 30 day libor exceeds 7.70%.

On  July 6th, 2000 the Company successfully increased its  credit facility. The new agreement increases the total facility  to  $60 million.

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)
                           June 30, 2000


5. Notes Payable - Related Party

Notes payable consisted of the following:

Notes payable, due through January 2002, unsecured,
subordinated  to the Line, with interest at varying
rates  up  to 12%  with  quarterly  and  semiannual
interest payments. The notes are convertible at the
option of the holder, into common shares at prices
from $4.50 to $6.00 per share.                             $850,000

Note payable, unsecured, interest at 12%, principal
and interest due through August 2001, at which time
the entire principal balance is due.                        268,008
                                                         ----------
                                                         $1,118,008
                                                         ==========

Part I. Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended June 30, 2000 to $703,314 from $502,147 for the three month period ended June 30, 1999. Earnings were favorably impacted by an increase in the outstanding loan portfolio and net portfolio yield. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended June 30, 2000 or 1999.


                                       Three Months Ended June 30
                                          2000             1999
                                       ----------------------------
Average Net Finance Receivables(1)      $67,343,312     $50,413,662
Average Indebtedness(2)                  42,149,224      31,663,056
Total Interest Revenues                   3,909,514       2,835,182
Interest Expense                            835,023         623,509
                                       ----------------------------
Net Interest Income                       3,074,491       2,211,673
Gross Portfolio Yield(3)                     23.22%          22.50%
Average Cost of Borrowed Funds (2)            7.92%           7.88%
                                       ----------------------------
Net Interest Spread (4)                      15.30%          14.62%
Net Portfolio Yield (3)                      18.26%          17.55%
Write-off to Liquidation(5)                   5.68%           5.31%
Net Charge-Off Percentage(6)                  4.81%           4.49%


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

Three  months ended June 30, 2000 compared to three months  ended
June 30, 1999


 Interest Income and Loan Portfolio

       Interest revenue increased 38% to $3.9 million for the period ended June 30, 2000, from $2.8 million for the period ended June 30, 1999. The net finance receivable balance totaled $57.4 million at June 30, 2000, an increase of 37% from the $41.9 million at June 30, 1999. The gross finance receivable balance increased 37% to $92.0 million at June 30, 2000 from $67.2 million at June 30, 1999. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.50% for the period ended June 30, 1999 to 23.22% for the period ended June 30, 2000. The primary reason that net finance receivables increased was the opening of three additional offices.

 Computer Software Business

       Sales for the period ended June 30, 2000 were $116,810 compared to $135,448 for the period ended June 30, 1999, a decrease of 14%. This decrease was primarily due to lower revenue from the existing customer base.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $1.7 million for the period ended June 30, 2000 from $1.3 million for the period ended June 30, 1999. This increase of 31% was primarily attributable to the opening of three additional branches, increased home office personnel and increased general operating expenses.

 Interest Expense

      Interest expense increased to $835,023 for the period ended June 30, 2000 as compared to $623,509 for the period ended June 30, 1999. This increase was due to an increase in average outstanding borrowings from $31.7 million to $42.1 million during the comparable periods. The average cost of funds borrowed increased from 7.88% for the period ended June 30, 1999 to 7.92% for the period ended June 30, 2000 .

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 80 Contracts with an aggregate initial principal amount of approximately $630,771. As of June 30, 2000, the Company had 253 active pools.

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

   A pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a pool which is not fully liquidated, then a charge to income is used to reestablish adequate reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are accreted into income.

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of June 30, 2000, the Company had established reserves for losses on Contracts of $12,448,596 or 17.82% of net outstanding receivables.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                             Three Months EndedThree Months Ended
                                June 30, 2000      June 30, 1999
                             ------------------------------------
Contracts
Gross Balance Outstanding          $88,141,806         $64,799,801

                               Dollar                Dollar
Delinquencies                  Amount   Percent*     Amount   Percent*
                             ---------- --------   ---------- --------
30 to 59 days                $1,973,156   2.24%    $1,633,902   2.52%
60 to 89 days                   515,065   0.58%       431,504   0.67%
90   +  days                    110,227   0.13%       118,106   0.18%
                              ---------   -----     ---------   -----
Total Delinquencies          $2,598,448            $2,183,512

*Total Delinquencies as
 percent of outstanding balance           2.95%                 3.37%

Direct Loans
Gross Balance Outstanding          $ 3,898,563         $ 2,425,782

Delinquencies

30 to 59 days                   $28,812   0.74%        $8,273   0.34%
60 to 89 days                     5,405   0.14%         8,812   0.36%
90 + days                        10,671   0.27%           647   0.03%
                              ---------   -----     ---------   -----
Total Delinquencies             $44,888               $17,732

*Total Delinquencies as a
percent of outstanding balance            1.15%                 0.73%


  The provision for credit losses was $371,710 for the three month period ended June 30, 2000 as compared to $250,678 for the three month period ended June 30, 1999. The Company decreased its total reserve percentage from 14.08% for the period ended June 30, 1999 to 13.53% for the period ended June 30, 2000. Management believes that the reserve adjustments made during the three month period ended June 30, 2000 are consistent with its reserve methodology.

Income Taxes

  The Company's effective tax rate remained relatively consistent at 38.54% for the three months ended June 30, 2000, as compared to 38.34% for the three months ended June 30, 1999.

Liquidity and Capital Resources

The Company's cash flows for the three months ended June 30, 2000 and June 30, 1999 are summarized as follows:

                                 Three  months ended  Three months ended
                                      June 30,2000       June 30,1999
                              ---------------------------------------------
  Cash provided by (used in):
  Operating Activities -              $ 1,112,446       $   1,217,254

  Investing Activities -
  (primarily purchase of Contracts)    (5,817,830)         (2,248,858)

  Financing Activities                  4,551,095             791,259

  Net decrease in cash                   (154,289)           (240,345)


      The Company's primary use of working capital during the three months ended June 30, 2000 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of June 30, 2000 the Company had approximately $1.8 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

      On July 6th the Company successfully increased its credit facility. The new agreement increases the total facility to $60 million. The increased credit facility expires on November 30, 2002.

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


Future Expansion

      The Company currently operates nineteen branch locations, fourteen in the State of Florida, three in the State of Georgia and two in the State of North Carolina. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7,500,000 in outstanding receivables. To date two of our branches have reached this capacity.

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

   The Company believes that opportunity for growth continues to exist in the States of Florida, Georgia and North Carolina and for the foreseeable future intends generally to concentrate its expansion activities in these States. The Company has identified Buford, Georgia and Greensboro, North Carolina as areas where it may open additional branch offices during fiscal 2001.

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

          (b)  Reports on Form 8-K -  None

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on August 14, 2000.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: August 14, 2000         /s/ Peter L. Vosotas
                                ---------------------------
                                Peter L. Vosotas
                                Chairman, President, Chief
                                Executive Officer
                                (Principal Executive Officer)


  Date: August 14, 2000         /s/ Ralph T. Finkenbrink
                                ---------------------------
                                Ralph T. Finkenbrink
                                (Principal Financial Officer
                                 and Accounting Officer)

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