Form 10QSB
period 2000-09-30
NICHOLAS FINANCIAL INC
filed 2000-11-14
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

                                X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000



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


As of October 31st, 2000 there were 2,343,008 shares of common stock outstanding

             This Form 10-QSB consists of 19 pages.

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I.  Financial Information                                Page

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet
          as of September 30, 2000.............................3

         Condensed Consolidated Statements of
          Income for the three and six months
          ended September 30, 2000 and 1999....................4

         Condensed Consolidated Statements of
          Cash Flows for the six months ended
          September 30, 2000 and 1999..........................5

         Notes to the Condensed Consolidated
          Financial Statements.................................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................10

Part II. Other Information

Item 1.  Legal Proceedings....................................16

Item 2.  Changes in Securities and Use of Proceeds............16

Item 3.  Defaults upon Senior Securities......................16

Item 4.  Submission of Matters to a Vote of
          Security Holders....................................16

Item 5.  Other Information....................................16

Item 6.  Exhibits and Reports on Form 8-K.....................16

         Signatures...........................................17

         Exhibit Index........................................18

                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                                   September 30,
                                                       2000
                                                   -------------
Assets
Cash                                                 $    98,221
Finance receivables, net                              60,545,520
Accounts receivable                                       22,936
Prepaid expenses and other assets                        596,042
Property and equipment, net                              367,189
Deferred income taxes                                  1,190,888
                                                   -------------
Total assets                                         $62,820,796
                                                   =============
Liabilities
Line of credit                                       $45,919,549
Notes payable - related party                          1,118,008
Accounts payable                                       2,530,425
Income taxes payable                                      35,922
Deferred revenues                                        577,149
Other liabilities                                         16,232
                                                   -------------
                                                      50,197,285

Shareholders' equity

Preferred stock, no par: 5,000,000 shares
authorized; none  issued  and outstanding                      -

Common stock, no par: 50,000,000 shares
authorized; 2,343,008 shares issued and
outstanding                                            3,666,097

Retained earnings                                      8,957,414
                                                   -------------
                                                      12,623,511
                                                   -------------
Total liabilities and shareholders' equity           $62,820,796
                                                   =============
See accompanying notes.



                        Nicholas Financial, Inc.
               Condensed Consolidated Statements of Income
                               (Unaudited)


                                    Three months ended        Six months ended
                                       September 30,            September 30,
                                     2000         1999         2000       1999
                                   ------------------------------------------------
Revenue:
Interest income on
 finance receivables              $4,250,555   $3,132,293   $8,160,070  $5,967,474
Sales                                 99,057      130,000      215,867     265,448
                                   ------------------------------------------------
                                   4,349,612    3,262,293    8,375,937   6,232,922
Expenses:
Cost of sales                         19,771       22,295       45,628      37,826
Marketing                            119,164       95,920      217,442     187,713
Administrative                     1,545,740    1,186,054    3,069,876   2,336,615
Provision for credit losses          305,079      224,651      676,789     475,329
Depreciation and amortization         39,000       22,000       66,000      46,140
Interest expense                     955,488      678,644    1,790,511   1,302,153
                                   ------------------------------------------------
                                   2,984,242    2,229,564    5,866,246   4,385,776
                                   ------------------------------------------------
Operating income before
 income taxes                      1,365,370    1,032,729    2,509,691   1,847,146

Income tax expense (benefit):
Current                              526,951      435,632    1,042,958     882,182
Deferred                                   -      (40,720)     (75,000)   (175,000)
                                   ------------------------------------------------
                                     526,951      394,912      967,958     707,182
                                   ------------------------------------------------
Net Income                          $838,419     $637,817   $1,541,733  $1,139,964
                                   ================================================
Earnings per share - basic             $0.36        $0.27        $0.66       $0.48
                                   ================================================
Earnings per share - diluted           $0.33        $0.25        $0.61       $0.45
                                   ================================================

See accompanying notes.


                        Nicholas Financial, Inc.
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)


                                         Six months ended September 30,
                                               2000           1999
                                         ------------------------------
Operating activities
Net income                               $  1,541,733    $  1,139,964
Adjustments to reconcile net
 income to net cash provided
  by operating activities:
Depreciation                                   66,000          46,140
Provision for credit losses                   676,789         475,329
Deferred income taxes                         (75,000)       (175,000)
 Changes in operating assets and
  liabilities:
  Accounts receivable                          (2,014)          5,135
  Prepaid expenses and other assets          (203,358)       (150,510)
  Deferred revenues                            58,431          17,070
  Accounts payable                           (165,198)        570,398
  Other liabilities                                 -          (2,896)
  Income taxes payable                         (9,043)          4,770
                                         ------------------------------
Net cash provided by operating activities   1,888,340       1,930,400

Investing activities
Increase in finance receivables,
 net of principal collected                (9,207,202)     (4,119,150)
Purchase of property and equipment,
 net of disposals                            (101,595)        (35,910)
                                         ------------------------------
Net cash used in investing activities      (9,308,797)     (4,155,060)

Financing activities
Repayment of notes payable -
 related party                               (200,000)         (3,741)
Net proceeds from line of credit            7,505,000       1,850,000
(Repurchase) sale of common stock             (45,505)         10,161
                                         ------------------------------
Net cash provided by financing activities   7,259,495       1,856,420
                                         ------------------------------

Net decrease in cash                         (160,962)       (368,240)
Cash, beginning of period                     259,183         509,418
                                         ------------------------------
Cash, end of period                           $98,221        $141,178
                                         ==============================
See accompanying notes.


                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                              (Unaudited)
                          September 30, 2000


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in
Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

2. Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:


                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                               (Unaudited)
                           September 30, 2000



                                          Three months ended     Six months ended
                                             September 30,         September 30,
                                           2000       1999        2000        1999
                                        ----------------------------------------------
Numerator:

 Numerator for basic earnings per
  share - Net income Available to
  common stockholders                   $838,419    $637,817   $1,541,733   $1,139,964

 Effect of dilutive securities:
    Convertible debt                      15,554      24,909       31,108       49,818
 Numerator for dilutive earnings       ------------------------------------------------
  per share - income available to
  common stockholders after assumed
  conversions                           $853,973    $662,726   $1,572,841   $1,189,782
                                       ================================================
Denominator:
 Denominator for basic earnings per
  share - Weighted average shares      2,343,008   2,351,756    2,347,359    2,351,682

 Effect of dilutive securities: (A)
   Employee stock options                 56,210      52,721       63,322       42,299
   Convertible debt                      180,556     264,798      180,556      264,798
                                       ------------------------------------------------
 Dilutive potential common shares        236,766     317,519      243,878      307,097

 Denominator for diluted earnings
  per share - Adjusted weighted-
  average shares and assumed
  Conversions                          2,579,774   2,669,275    2,591,237    2,658,779
                                       ================================================
Earnings per share - basic                 $0.36       $0.27        $0.66        $0.48
                                       ================================================
Earnings per share - diluted               $0.33       $0.25        $0.61        $0.45
                                       ================================================

Footnote A:
       The  following  options  and
warrants were outstanding  but  not
included  in  the  computation   of
diluted  earnings per share because
the exercise price was greater than
the  average  market price  of  the
common  shares and, therefore,  the
effect would be antidilutive.

   Options                                35,500           -       35,500            -
    Warrants                                   -     333,333            -      333,333


                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                               (Unaudited)
                           September 30, 2000


3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:


    Finance receivables, gross contract           $96,602,579
    Less:
       Unearned interest                          (23,068,824)
                                                  -----------
                                                   73,533,755

       Nonrefundable dealer reserves               (9,853,150)
       Allowance for credit losses                 (3,135,085)
                                                  -----------
       Finance receivables, net                   $60,545,520


The terms of the receivables range from 12 to 60 months and bear a weighted average effective interest rate of 24%.


4. Line of Credit

The Company has a $60 million line of credit facility (the Line) which expires on November 30, 2002. Borrowings under the Line bear interest at the prime rate. The Company also has several LIBOR pricing options available. If the outstanding balance falls below $10 million the Line bears interest at the prime rate plus 1.75%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and its subsidiaries.

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

                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                               (Unaudited)
                           September 30, 2000


5. Notes Payable - Related Party

Notes payable consisted of the following:


Notes payable, due through November 2001, unsecured,
subordinated to the Line, with interest  at  varying
rates  up  to  12%  with  quarterly  and  semiannual
interest payments.  The notes are convertible at the
option  of the holder, into common shares at  prices
from $4.50 to $6.00 per share.                          $850,000

Note  payable, unsecured, interest at 12%, quarterly
interest due through August 2001, at which time  the
entire principal balance is due.                         268,008
                                                       ---------
                                                      $1,118,008

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended September 30, 2000 to $838,419 from $637,817 for the three month period ended September 30, 1999. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended September 30, 2000 or 1999.

   Consolidated net income increased for the six month period ended September 30, 2000 to $1,541,733 from $1,139,964 for the six month period ended September 30, 1999. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the six month periods ended September 30, 2000 or 1999.

                                         Three Months Ended          Six Months Ended
                                            September 30               September 30
                                         2000          1999         2000           1999
                                     ------------------------------------------------------
Average Net Finance Receivables(1)   $72,742,751   $52,573,141   $70,043,032    $51,493,401

Average Indebtedness(2)               46,669,224    32,964,239    44,409,224     32,313,647

Total Interest Revenues                4,250,555     3,132,293     8,160,069      5,967,474

Interest Expense                         955,488       678,644     1,790,511      1,302,153
                                     ------------------------------------------------------
Net Interest Income                    3,295,067     2,453,649     6,369,558      4,665,321

Gross Portfolio Yield(3)                  23.37%        23.83%        23.30%         23.18%

Average Cost of Borrowed Funds(2)          8.19%         8.23%         8.06%          8.06%
                                     ------------------------------------------------------
Net Interest Spread(4)                    15.18%        15.60%        15.24%         15.12%

Net Portfolio Yield(3)                    18.12%        18.67%        18.19%         18.12%

Write-off to Liquidation(5)                8.13%         7.39%         6.94%          6.41%

Net Charge-Off Percentage(6)               6.78%         6.68%         5.83%          5.61%


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

Three months ended September 30, 2000 compared to three months ended September 30, 1999


 Interest Income and Loan Portfolio

       Interest revenue increased 36% to $4.3 million for the period ended September 30, 2000, from $3.1 million for the period ended September 30, 1999. The net finance receivable balance totaled $60.6 million at September 30, 2000, an increase of 39% from $43.6 million at September 30, 1999. The gross finance receivable balance increased 38% to $96.6 million at September 30, 2000 from $69.8 million at September 30, 1999. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 23.83% for the period ended September 30, 1999 to 23.37% for the period ended September 30, 2000. The primary reason that net finance receivables increased was the opening of three additional offices.

 Computer Software Business

   Sales for the period ended September 30, 2000 were $99,057 compared to $130,000 for the period ended September 30, 1999, a decrease of 24%. This decrease was primarily due to a decrease in new installations during the period ended September 30, 2000.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $1.7 million for the period ended September 30, 2000 from $1.3 million for the period ended September 30, 1999. This increase of 30% was primarily attributable to the opening of three additional branches, increased home office personnel and increased general operating expenses.

 Interest Expense

       Interest  expense increased to $955,488 for  the  period  ended
September 30, 2000 as compared to $678,644 for the period ended September 30, 1999. This increase was due to an increase in average outstanding borrowings from $33.0 million to $46.7 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 8.23% for the period ended September 30, 1999 to 8.19% for the period ended September 30, 2000.

Six months ended September 30, 2000 compared to six months ended September 30, 1999


Interest Income and Loan Portfolio

       Interest revenue increased 37% to $8.2 million for the period ended September 30, 2000, from $6.0 million for the period ended September 30, 1999. The net finance receivable balance totaled $60.6 million at September 30, 2000, an increase of 39% from $43.6 million at September 30, 1999. The gross finance receivable balance increased 38% to $96.6 million at September 30, 2000 from $69.8 million at September 30, 1999. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 23.18% for the period ended September 30, 1999 to 23.30% for the period ended September 30, 2000. The primary reason that net finance receivables increased was the opening of three additional offices.

 Computer Software Business

  Sales for the period ended September 30, 2000 were $215,867 compared to $265,448 for the period ended September 30, 1999, a decrease of 19%. This increase was primarily due to a decrease in new installations during the period ended September 30, 2000.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $3.4 million for the period ended September 30, 2000 from $2.6 million for the period ended September 30, 1999. This increase of 30% was primarily attributable to the opening of three additional branches, increased home office personnel and increased general operating expenses.

 Interest Expense

       Interest expense increased to $1.8 million for the period ended September 30, 2000 as compared to $1.3 million for the period ended September 30, 1999. This increase was due to an increase in average outstanding borrowings from $32.3 million to $44.4 million during the comparable periods. The average cost of borrowed funds remained consistent at 8.06% for the six month periods ending September 30, 2000 and 1999 respectively.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 80 Contracts with an aggregate initial principal amount of approximately $632,554. As of September 30, 2000, the Company had 270 active pools.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of September 30, 2000, the Company had established reserves for losses on Contracts of $12,988,235 or 17.66% of net outstanding receivables.


   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                                Six Months Ended      Six Months Ended
                               September 30, 2000    September 30, 1999
                               -----------------------------------------
Contracts
Gross Balance Outstanding          $92,511,899            $66,884,736

                             Dollar                    Dollar
Delinquencies                Amount    Percent*        Amount   Percent*

30 to 59 days             $2,101,653     2.27%     $1,913,208     2.86%
60 to 89 days                574,363     0.62%        413,991     0.62%
90 + days                    308,290     0.33%         91,354     0.14%
                          ----------     -----     ----------     -----
Total Delinquencies       $2,984,306               $2,418,553

*Total Delinquencies as
 percent of outstanding
  balance                                3.22%                    3.62%

Direct Loans
Gross Balance Outstanding          $4,090,680              $2,905,329

Delinquencies

30 to 59 days                $46,018     1.12%        $26,579     0.92%
60 to 89 days                 10,856     0.27%          4,445     0.15%
90 + days                     10,091     0.25%          4,402     0.15%
                          ----------     -----     ----------     -----
Total Delinquencies          $66,965                  $35,426

*Total Delinquencies as a
percent of outstanding balance           1.64%                    1.22%


   The provision for credit losses was $305,079 for the three month period ended September 30, 2000 and $676,789 for the six month period ended September 30, 2000 as compared to $224,651 for the three month period ended September 30, 1999 and $475,329 for the six month period ended September 30, 1999. The Company increased its total reserve percentage from 13.25% for the period ended March 31, 2000 to 13.45% for the period ended September 30, 2000. Management believes that the reserve adjustments made during the three and six month periods ended September 30, 2000 are consistent with its reserve methodology.

Income Taxes

   The Company's effective tax rate remained relatively consistent at 38.59% and 38.57% for the three and six months ended September 30, 2000, as compared to 38.24% and 38.29% for the three and six months ended September 30, 1999, respectively.

Liquidity and Capital Resources

The Company's cash flows for the six months ended September 30, 2000 and September 30, 1999 are summarized as follows:

                                  Six months ended      Six months ended
                                    September 30,        September 30,
                                        2000                  1999
                                 ----------------------------------------
  Cash provided by (used in):
      Operating  Activities-         $ 1,888,340         $ 1,930,400
      Investing Activities -
      (primarily  purchase
        of  Contracts)                (9,308,797)         (4,155,060)
      Financing Activities             7,259,495           1,856,420

      Net decrease in cash              (160,962)           (368,240)


      The Company's primary use of working capital during the six months ended September 30, 2000 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of September 30, 2000 the Company had approximately $14.1 million available under the line of credit. The Company is currently negotiating to further increase, beyond the most recent increase, the size of its line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

   On July 6, 2000 the Company successfully renegotiated its credit facility. The new agreement increases the total credit facility to $60 million.

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


Future Expansion

      The Company currently operates twenty branch locations, fourteen in the State of Florida, four in the State of Georgia and two in the State of North Carolina. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7,500,000 in outstanding receivables. To date three of our branches have reached this capacity.

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

   The Company believes that opportunity for growth continues to exist in the States of Florida, Georgia and North Carolina and for the foreseeable future intends generally to concentrate its expansion activities in these States. The Company has identified Greensboro, North Carolina as an area where it may open a branch office during the remainder of fiscal 2001.

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


                      Part II - Other Information


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   (a)  Exhibits - See exhibit index following the
                           signature page.

          (b)  Reports on Form 8-K -  None

                              SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on November 13, 2000.


                       NICHOLAS FINANCIAL, INC.
                             (Registrant)


  Date: November 13, 2000         /s/ Peter L. Vosotas
                                  --------------------------
                                  Peter L. Vosotas
                                  Chairman, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer)


  Date: November 13, 2000         /s/ Ralph T. Finkenbrink
                                  ---------------------------
                                  Ralph T. Finkenbrink
                                  (Principal Financial Officer and
                                   Accounting Officer)

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

24      Powers of Attorney (included on signature page hereto)

27      Financial Data Schedule (for SEC use only)

        (b)  Reports on Form 8-K

               None