Form 10QSB
period 2000-12-31
NICHOLAS FINANCIAL INC
filed 2001-02-12
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 2000



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


 As of January 31st, 2001 there were 2,318,608 shares of common stock outstanding

             This Form 10-QSB consists of 19 pages.

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I.   Financial Information                                Page

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet
           as of December 31, 2000..............................3

          Condensed Consolidated Statements of
           Income for  the  three and nine months
           ended December 31, 2000 and 1999.....................4

          Condensed Consolidated Statements of
           Cash Flows for the nine months ended
           December 31, 2000 and 1999...........................5

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

Item 6.   Exhibits and Reports on Form 8-K.....................16

          Signatures...........................................17

          Exhibit Index........................................18

                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                                    December 31
                                                        2000
                                                   --------------
Assets
Cash                                                   $ 343,585
Finance receivables, net                              61,856,424
Accounts receivable                                       18,026
Prepaid expenses and other assets                        640,077
Property and equipment, net                              354,688
Deferred income taxes                                  1,190,888
                                                   --------------
Total assets                                        $ 64,403,688
                                                   ==============
Liabilities
Line of credit                                      $ 46,973,049
Notes payable - related party                          1,118,008
Accounts payable                                       2,274,738
Income taxes payable                                      60,104
Deferred revenues                                        611,926
Other liabilities                                         16,232
                                                   --------------
                                                      51,054,057

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
 authorized;none issued and outstanding                        -
Common stock, no par: 50,000,000 shares
 authorized; 2,318,608 shares
 issued and outstanding                                3,584,661
Retained earnings                                      9,764,970
                                                   --------------
                                                      13,349,631
                                                   --------------
Total liabilities and shareholders' equity          $ 64,403,688
                                                   ==============

See accompanying notes.


                        Nicholas Financial, Inc.
               Condensed Consolidated Statements of Income
                               (Unaudited)


                                     Three months ended         Nine months ended
                                         December 31                December 31
                                       2000        1999          2000         1999
                                   ---------------------------------------------------
Revenue:
Interest income on
 finance receivables                $4,329,865  $3,486,518    $12,489,935  $9,453,993
Sales                                   90,744     133,050        306,611     398,498
                                   ---------------------------------------------------
                                     4,420,609   3,619,568     12,796,546   9,852,491
Expenses:
Cost of sales                           19,857      23,230         65,485      61,056
Marketing                              100,816      92,262        318,258     279,975
Administrative                       1,554,953   1,357,795      4,624,829   3,694,411
Provision for credit losses            390,312     312,571      1,067,101     787,900
Depreciation and amortization           40,500      22,500        106,500      68,640
Interest expense                     1,002,433     725,309      2,792,944   2,027,462
                                   ---------------------------------------------------
                                     3,108,871   2,533,667      8,975,117   6,919,444
Operating income                   ---------------------------------------------------
  before income taxes                1,311,738   1,085,901      3,821,429   2,933,047

Income tax expense (benefit):
 Current                               504,182     451,754      1,547,140   1,499,730
 Deferred                                          (34,280)       (75,000)   (375,074)
                                   ---------------------------------------------------
                                       504,182     417,474      1,472,140   1,124,656
                                   ---------------------------------------------------
Net Income                           $ 807,556   $ 668,427     $2,349,289  $1,808,391
                                   ===================================================
Earnings per share - basic               $0.35       $0.28          $1.00       $0.77
                                   ===================================================
Earnings per share - diluted             $0.32       $0.26          $0.93       $0.71
                                   ===================================================

See accompanying notes.


                        Nicholas Financial, Inc.
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)


                                       Nine months ended December 31
                                            2000           1999
                                      -------------------------------
Operating activities
Net income                             $ 2,349,289     $ 1,808,391
Adjustments to reconcile
 net income to net cash provided
 by operating activities:
Depreciation                               106,500          68,640
Provision for credit losses              1,067,101         787,900
Deferred income taxes                      (75,000)       (209,280)
 Changes in operating assets
  and liabilities:
  Accounts receivable                        2,896          (1,633)
  Prepaid expenses and other assets       (247,393)       (139,831)
  Deferred revenues                         93,208          56,720
  Accounts payable                        (420,885)        242,318
  Other liabilities                              -          (4,696)
  Income taxes payable                      15,139         (99,662)
                                      -------------------------------
Net cash provided by operating
 activities                              2,890,855       2,508,867

Investing activities
Increase in finance receivables,
 net of principal collected            (10,908,418)    ( 7,942,521)
Purchase of property and
 equipment, net of disposals              (129,594)        (85,668)
Net cash used in investing            -------------------------------
 activities                            (11,038,012)     (8,028,189)

Financing activities
Repayment of notes payable
 - related party                          (200,000)         (3,741)
Net proceeds from line of credit         8,558,500       5,250,000
(Repurchase) sale of common stock         (126,941)          7,198
                                      -------------------------------
Net cash provided by financing
 activities                              8,231,559       5,253,457
                                      -------------------------------
Net increase (decrease) in cash             84,402        (265,865)
Cash, beginning of period                  259,183         509,418
                                      -------------------------------
Cash, end of period                       $343,585        $243,553
                                      ===============================

See accompanying notes.


                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                              (Unaudited)
                           December 31, 2000


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in
Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

2. Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:


                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                               (Unaudited)
                            December 31, 2000


                                         Three months ended     Nine months ended
                                             December 31,          December 31,
                                          2000        1999       2000       1999
                                       ---------------------------------------------

Numerator:
 Numerator for basic earnings per
  share - Net income Available to
  common stockholders                  $807,556     668,427   $2,349,289  $1,808,391

 Effect of dilutive securities:
    Convertible debt                     15,283      24,909       46,391      74,727
 Numerator for dilutive earnings      ----------------------------------------------
  per share - income available to
  common stockholders after assumed
  conversions                          $822,839    $693,336   $2,395,680  $1,883,118
                                      ==============================================
   Denominator:
 Denominator for basic earnings per
  share - Weighted average shares     2,334,470   2,352,608    2,343,062   2,352,040

Effect of dilutive securities: (A)
  Employee stock options                 51,492      59,204       59,378      47,952
  Convertible debt                      177,806     264,798      179,639     264,798
                                       ---------------------------------------------
Dilutive potential common shares        229,298     324,002      239,017     312,750
                                       ---------------------------------------------
 Denominator for diluted earnings
  per share - Adjusted weighted-
  average sharesand assumed
  Conversions                         2,563,768   2,676,610    2,582,079   2,664,790
                                      ==============================================
 Earnings per share - basic               $0.35       $0.28        $1.00       $0.77
                                      ==============================================
 Earnings per share - diluted             $0.32       $0.26        $0.93       $0.71
                                      ==============================================

Footnote A:
       The  following  options  and
warrants were outstanding  but  not
included  in  the  computation   of
diluted  earnings per share because
the exercise price was greater than
the  average  market price  of  the
common  shares and, therefore,  the
effect would be antidilutive.


    Options                             105,500           -      58,833           -
    Warrants                            333,333           -     333,333           -


                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                               (Unaudited)
                            December 31, 2000


3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:


         Finance receivables,gross contract       $98,087,139
          Less:
            Unearned interest                     (23,063,967)
                                                  ------------
                                                   75,023,172
            Nonrefundable dealer reserves          (9,727,344)
            Allowance for credit losses            (3,439,404)
                                                  ------------
         Finance receivables, net                 $61,856,424
                                                  ============

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

                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                               (Unaudited)
                            December 31, 2000



5. Notes Payable - Related Party

Notes payable consisted of the following:


Notes payable, due through November 2001, unsecured,
subordinated to the Line, with interest  at  varying
rates  up  to  12%  with  quarterly  and  semiannual
interest payments.  The notes are convertible at the
option  of the holder, into common shares at  prices
from $4.50 to $6.00 per share.                             $500,000


Note  payable, unsecured, interest at 12%, quarterly
interest due through August 2001, at which time  the
entire principal balance is due.                            618,008
                                                         ----------
                                                         $1,118,008
                                                         ==========

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended December 31, 2000 to $807,556 from $668,427 for the three month period ended December 31, 1999. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended December 31, 2000 or 1999.

   Consolidated net income increased for the nine month period ended December 31, 2000 to $2,349,289 from $1,808,391 for the nine month period ended December 31, 1999. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the nine month periods ended December 31, 2000 or 1999.


                              Three Months Ended       Nine Months Ended
                                  December 31             December 31
                               2000         1999       2000          1999
                          ===================================================
Average Net Finance
 Receivables (1)           $74,852,495  $56,318,153  $71,646,186  $53,101,652

Average Indebtedness(2)     47,689,890   35,480,572   45,502,779   33,369,289

Total Interest Revenues      4,329,865    3,486,518   12,489,935    9,453,993

Interest Expense             1,002,433      725,309    2,792,944    2,027,462
                           --------------------------------------------------
Net Interest Income          3,327,432    2,761,209    9,696,991    7,426,531

Gross Portfolio Yield(3)        23.14%       24.76%       23.24%       23.74%

Average Cost of
 Borrowed Funds(2)               8.41%        8.18%        8.18%        8.10%
                           --------------------------------------------------
Net Interest Spread (4)         14.73%       16.59%       15.06%       15.64%

Net Portfolio Yield (3)         17.78%       19.61%       18.05%       18.65%

Write-off to Liquidation(5)      9.02%        8.37%        7.68%        7.09%

Net Charge-Off Percentage(6)     7.75%        7.19%        6.50%        6.17%

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



Three months ended December 31, 2000 compared to three months ended December 31, 1999


 Interest Income and Loan Portfolio

       Interest revenue increased 24% to $4.3 million for the period ended December 31, 2000, from $3.5 million for the period ended December 31, 1999. The net finance receivable balance totaled $75.0 million at December 31, 2000, an increase of 31% from $57.3 million at December 31, 1999. The gross finance receivable balance increased 31% to $98.1 million at December 31, 2000 from $75.0 million at December 31, 1999. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 24.76% for the period ended December 31, 1999 to 23.14% for the period ended December 31, 2000. The primary reason that net finance receivables increased was the opening of one additional office.

 Computer Software Business

   Sales for the period ended December 31, 2000 were $90,744 compared to $133,050 for the period ended December 31, 1999, a decrease of 32%. This decrease was primarily due to a decrease in new installations during the period ended December 31, 2000.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $1.7 million for the period ended December 31, 2000 from $1.5 million for the period ended December 31, 1999. This increase of 15% was primarily attributable to the opening of one additional office, increased home office personnel and increased general operating expenses.

 Interest Expense

       Interest expense increased to $1,002,433 for the period ended December 31, 2000 as compared to $725,309 for the period ended
December 31, 1999. This increase was due to an increase in average outstanding borrowings from $35.5 million to $47.7 million during the comparable periods. The average cost of funds borrowed increased from 8.18% for the period ended December 31, 1999 to 8.41% for the period ended December 31, 2000.


Nine months ended December 31, 2000 compared to nine months ended December 31, 1999


Interest Income and Loan Portfolio

       Interest revenue increased 32% to $12.5 million for the period ended December 31, 2000, from $9.5 million for the period ended December 31, 1999. The net finance receivable balance totaled $75.0 million at December 31, 2000, an increase of 31% from $57.3 million at December 31, 1999. The gross finance receivable balance increased 31% to $98.1 million at December 31, 2000 from $75.0 million at December 31, 1999. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 23.74% for the period ended December 31, 1999 to 23.24% for the period ended December 31, 2000. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

   Sales for the period ended December 31, 2000 were $306,611 compared to $398,498 for the period ended December 31, 1999, a decrease of 23%. This increase was primarily due to a decrease in new installations during the period ended December 31, 2000.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $5.1 million for the period ended December 31, 2000 from $4.1 million for the period ended December 31, 1999. This increase of 25% was primarily attributable to the opening of two additional branches, increased home office personnel and increased general operating expenses.

 Interest Expense

       Interest expense increased to $2.8 million for the period ended December 31, 2000 as compared to $2.0 million for the period ended
December 31, 1999. This increase was due to an increase in average outstanding borrowings from $33.4 million to $45.5 million during the comparable periods. The average cost of borrowed funds increased from 8.10% for the nine months ending December 31, 1999 to 8.18% for the nine months ending December 31, 2000.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three-month period. The average pool consists of 81 Contracts with an aggregate initial principal amount of approximately $645,400. As of December 31, 2000, the Company had 274 active pools.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of December 31, 2000, the Company had established reserves for losses on Contracts of $13,166,748 or 17.55% of net outstanding receivables.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                        Nine Months Ended      Nine Months Ended
                        December 31, 2000      December 31, 1999
                       -------------------     --------------------
Contracts
Gross Balance
 Outstanding               $93,829,707              $71,424,596

                       Dollar                   Dollar
Delinquencies          Amount     Percent*      Amount     Percent*
30 to 59 days         $2,578,104    2.75%      $1,681,726    2.35%
60 to 89 days          1,406,290    1.50%         375,087    0.53%
90 + days                470,497    0.50%         110,302    0.15%
                      ----------    -----      ----------    -----
Total Delinquencies   $4,454,891               $2,167,115

*Total Delinquencies
  as percent of
  outstanding balance               4.75%                    3.03%

Direct Loans
Gross Balance
 Outstanding                $4,257,432               $3,524,161

Delinquencies
30 to 59 days            $49,385    1.15%         $33,402    0.95%
60 to 89 days             19,040    0.45%           3,830    0.11%
90 + days                 18,963    0.45%           5,761    0.16%
                         -------    -----         -------    -----
Total Delinquencies      $87,388                  $42,993

*Total Delinquencies
 as a percent of
 outstanding balance                2.05%                    1.22%



   The provision for credit losses was $390,312 for the three month period ended December 31, 2000 and $1,067,101 for the nine month period ended December 31, 2000 as compared to $312,571 for the three month period ended December 31, 1999 and $787,900 for the nine month period ended December 31, 1999. The Company increased its total reserve percentage from 13.25% for the period ended March 31, 2000 to 13.42% for the period ended December 31, 2000. Management believes that the reserve adjustments made during the three and nine month periods ended December 31, 2000 are consistent with its reserve methodology.

Income Taxes

   The Company's effective tax rate remained relatively consistent at 38.44% and 38.52% for the three and nine months ended December 31, 2000, as compared to 38.44% and 38.34% for the three and nine months ended December 31, 1999, respectively.

Liquidity and Capital Resources

The Company's cash flows for the nine months ended December 31, 2000 and December 31, 1999 are summarized as follows:

                              Nine months ended    Nine months ended
                                December 31,          December 31,
                                   2000                   1999
                              -----------------------------------------
  Cash provided by (used in):
   Operating  Activities-         $2,890,855            $2,508,867
   Investing Activities -
    (primarily purchase of
     Contracts)                  (11,038,012)           (8,028,189)
   Financing Activities            8,231,559             5,253,457
                                 -----------            -----------
   Net increase(decrease)in cash      84,402              (265,865)


      The Company's primary use of working capital during the nine months ended December 31, 2000 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of December 31, 2000 the Company had approximately $13 million available under the line of credit. The Company is currently negotiating to further increase, beyond the most recent increase, the size of its line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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

          (b)  Reports on Form 8-K -  None

                              SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on February 12, 2001.


                       NICHOLAS FINANCIAL, INC.
                             (Registrant)


  Date: February 12, 2001       /s/ Peter L. Vosotas
                                ----------------------------
                                Peter L. Vosotas
                                Chairman, President,
                                Chief  Executive Officer
                                (Principal Executive Officer)


  Date: February 12, 2001       /s/ Ralph T. Finkenbrink
                                ----------------------------
                                Ralph T. Finkenbrink
                                (Principal Financial Officer
                                 and Accounting Officer)

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