Form 10KSB
period 2001-03-31
NICHOLAS FINANCIAL INC
filed 2001-06-29
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                           FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the fiscal year ended March 31, 2001


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

                       Nicholas Financial, Inc.
                 2454 McMullen Booth Road, Building C
                      Clearwater, Florida  33759
        (Address of Principal Executive Offices)    (Zip Code)

           Issuer's Telephone Number, Including Area Code:
                            (727) 726-0763


 Securities registered under Section 12(b) of the Exchange Act:  None

    Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock ($0.01 Par Value)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. The issuer's revenues for its most recent fiscal year ended March 31, 2001 were $17,797,026.As of May 31, 2001, 2,317,108 shares of the

Registrant's common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately
$9,531,802.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders currently expected to be held on August 7, 2001, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference in Part III of this Report.

Transitional Small Business Disclosure Format(check one) :  Yes   No X

                 (This page intentionally left blank)

                NICHOLAS FINANCIAL, INC. & SUBSIDIARIES
                       FORM 10-KSB ANNUAL REPORT

                           TABLE OF CONTENTS
PART I                                                   Page No.

     Item 1.      Description of Business.....................3
     Item 2.      Description of Properties..................12
     Item 3.      Legal Proceedings..........................12
     Item 4.      Submission of Matters to a Vote of
                  Security Holders...........................12

PART II

     Item 5.      Market for Common Equity and Related
                  Stockholder Matters........................13
     Item 6.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.................................14
     Item 7.      Financial Statements.......................19
     Item 8.      Changes In and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure.......................41

PART III

     Item 9.      Directors, Executive Officers, Promoters
                  and Control Persons;Compliance with
                  Section 16 (a) of the Exchange Act.........41
     Item 10.     Executive Compensation.....................41
     Item 11.     Security Ownership of Certain Beneficial
                  Owners and Management......................41
     Item 12.     Certain Relationships and Related
                  Transactions...............................41
     Item 13.     Exhibits and Reports on Form 8-K...........42

Forward-Looking Information

      This report on Form 10-KSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries ("the Company"), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, demand for consumer financing in the markets served by the Company, the Company's products and services, increases in the default rates experienced on retail installment sales contracts, adverse regulatory changes in the Company's existing and future markets, and the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company's reports on Forms 10-QSB and 10-KSB and annual reports to shareholders.

                                PART I
Item 1.     Description of Business

General

      Nicholas Financial, Inc. ("Nicholas Financial-Canada") is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. ("Nicholas Financial") and Nicholas Data Services, Inc., ("NDS"). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing installment sales contracts ("Contracts") for purchases of new and used automobiles and light trucks. To a lesser extent, the Company also makes direct consumer loans and sells consumer-finance related products ("Insurance Products"). NDS is engaged in designing, developing, marketing and supporting industry specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial's financing activities accounted for approximately 98% of consolidated revenues for the fiscal year ended March 31, 2001 and NDS's activities accounted for approximately 2% of such revenues during the same period.

       Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the "Company". Unless otherwise specified, all financial information herein is designated in United States currency.

      The Company's principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater Florida 33759, and its telephone number is (727) 726-0763.

Automobile Finance Business - Indirect Loans

      The Company is engaged in the business of providing financing programs, primarily on behalf of purchasers of new and used cars and light trucks who meet the Company's credit standards, but who do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed and/or the customer's job instability or credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase installment sales contracts for purchases made by borrowers who do not have a good credit history and for older model and high mileage automobiles. In making decisions regarding the purchase of a particular installment sales contract the Company considers the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the installment sales Contract.

     The Company's automobile finance programs are currently conducted in Florida, Georgia and North Carolina only under the name Nicholas Financial, Inc. The Company currently operates fourteen branch offices in Florida, four branch offices in Georgia and two branch offices in North Carolina. As of March 31, 2001 the Company had non-exclusive agreements with approximately 700 dealers for the purchase of retail installment sales contracts (the "Contracts") that meet the Company's financing criteria. The dealer agreements require the dealer to originate Contracts in accordance with the Company's guidelines.

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

      The Company purchases Contracts from the automobile dealer at a negotiated price that is less than the original principal amount being financed {the discount} by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the credit worthiness of the purchaser. In certain markets, competition determines the discount that the Company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. Virtually all Contracts purchased by the Company since April 1, 1992 have been purchased from dealers without recourse, meaning that the Company, not the dealer, bears the risk of nonpayment by the borrower under the Contract. Prior to April 1, 1992 some Contracts were acquired with full recourse against the dealer for nonpayment by the borrower. As of March 31, 2001, substantially all of the Company's loan portfolio consisted of Contracts that were purchased without recourse against the dealer. Although substantially all the Contracts in the Company's loan portfolio were acquired without recourse, the dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

      The Company purchases a Contract only after the dealer and the Company arrive at a negotiated price for the Contract and the dealer has provided the Company with the requisite proof that the vehicle is properly titled, that the Company has a perfected first priority lien on the financed vehicle, that the customer has obtained the required collision insurance naming the Company as loss payee and that the installment sales contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract through maturity.

      The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as the loss payee, with a deductible of not more than $500. The Company does not offer collision insurance. Both the Company and the dealers offer purchasers of vehicles certain other "add on products". These products are offered by the dealer on behalf of the Company or by the automobile dealer on behalf of the dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, credit life insurance, credit accident and health insurance and credit property insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract. As of March 31, 2001, approximately 20% of the borrowers under Contracts in the Company's loan portfolio had elected to purchase "add on products".

      The following table sets forth certain information for each of the fiscal years ended March 31, 2001, 2000 and 1999, respectively, relating to the Company's automobile finance business:


                                  2001       2000        1999
                             -------------------------------------
     Contracts purchased  -
      Face value             $51,193,231  $41,507,381  $32,901,892

     Number   of  contracts
     purchased                     6,400        5,264        4,242

     Weighted APR (1)             24.70%       24.67%       24.53%

     Discount                      8.36%        8.63%        9.63%

     (1) "APR" means the annual interest rate payable by the borrower.


Direct Consumer Loans

      Although the Company is licensed to make small direct consumer loans up to $25,000, the average loan made to date by the Company had an initial principal balance of approximately $2,500. The Company does not expect the average loan size to increase significantly within the foreseeable future and does not presently intend to make loans at the maximum size permitted under its license. The Company offers loans primarily to borrowers under the Contracts previously purchased by the Company. In deciding whether or not to make a loan, the Company considers the individual's credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because approximately 90% of the direct consumer loans made to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The direct consumer loan program was implemented in April 1995 and currently accounts for less than 5% of total revenue for the Company. As of March 31, 2001, loans made by the Company pursuant to its direct consumer loan program constituted approximately 4.3% of the aggregate principal amount of the Company's loan portfolio.

      In connection with its direct consumer loan program the Company also offers health and accident insurance coverage and credit life insurance to borrowers. Borrowers in approximately 65% of the 1,256 direct consumer loan transactions outstanding as of March 31, 2001 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the borrower.

      The following table sets forth certain information for each of the fiscal years ended March 31, 2001, 2000 and 1999, respectively, relating to the Company's direct consumer loan business:


                                2001        2000          1999
                           --------------------------------------
     Loans purchased-
     Face value             $5,142,122    $4,511,897   $2,703,008

     Number of loans
     purchased                   1,143         1,011          659

     Weighted APR (1)           25.85%        26.07%       26.49%


     (1) "APR" means the annual interest rate payable by the borrower.


Financing Sources

      The Company finances the acquisition of Contracts with its retained earnings, cash flow from operations, loans from investors, insiders and a revolving line of credit with BankofAmerica. In August 2000, the Company expanded its line of credit capacity to $60 million, extended the maturity date of such line to November 30, 2002 and reduced the rate of interest payable under the line. In February 2001, the Company further expanded its line of credit capacity to $75 million. No assurance can be given that the size of the line will be increased or that the maturity date will be extended beyond November 30, 2002.

     As of March 31, 2001, the Company owed approximately $1.0 million to five investors who purchased notes issued by the Company. These notes bear interest at 12%. Two of the notes totaling $700,000 are convertible to common stock at a price of $4.50 per share. In some cases, the Company's obligation to repay the note is subordinated to payment of its obligations under the BankAmerica line of credit.

      The BankAmerica line of credit is secured by all assets of the Company. The interest rate payable by the Company on funds drawn under the line of credit is based on either the current prime rate published by BankAmerica or several Libor pricing options. In addition to interest, the Company also pays a monthly fee to BankAmerica equal to
 .25% of the amount available under the line of credit that has not been drawn upon. As of March 31, 2001, the Company had drawn approximately $48 million under the line of credit.

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

     The Company has established internal buying guidelines to be used by its Branch Managers and underwriters when purchasing Contracts. Any Contract that does not meet these guidelines must be approved by the senior management of the Company. The Company currently has three Regional Managers charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the Regional Managers are responsible for monitoring their assigned branch's compliance with the Company's underwriting standards.

      The Company continues to utilize its Loss Recovery Department ("LRD") formally known as the Special Operations Department ("SOD) to perform on-site audits of branch compliance with Company buying guidelines. LRD audits Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the branch manager, previous branch audit score and current and historical branch profitability. LRD reports directly to the Accounting and Administrative Management of the Company. The Company believes that an independent review and audit of its branches that is not tied to the sales function of the Company is imperative in order to assure the information obtained is impartial.

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

      After reviewing the information included in the loan application and taking the other factors into account, Company representatives categorize the borrower using internally developed credit classifications of "A", indicating higher creditworthiness, through "D", indicating lower creditworthiness. In the absence of other factors, such as a favorable payment history on a Contract held by the Company, the Company generally makes direct consumer loans only to individuals rated in categories "B" or higher. Contracts are financed for individuals who fall within all four acceptable rating categories utilized, "A" through "D". Usually borrowers who fall within the two highest categories are purchasing a two to four year old, low mileage used automobile from the inventory of a new car or franchise dealer while borrowers in the two lowest categories are purchasing an older, high mileage automobile from an independent used automobile dealer.

      Upon credit approval of the customer and the receipt of all required title and insurance documentation, the Company pays the dealer for the Contract. The Company typically purchases the Contract for a price that approximates the wholesale value of the automobile being financed. The amount the Company is willing to pay a dealer for a particular Contract depends upon the credit rating of the customer. The Company will pay more (e.g. purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. The discounts from the initial principal amount of Contracts purchased by the Company range from 1% to 15%.

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

      Accounts that are less than 120 days matured are included on the delinquency report on the first day that the contract is contractually past due. After an account has matured more than 120 days, it is not included on the delinquency report until it is 11 days past due. Once an account becomes 30 days past due, repossession proceedings are implemented unless the borrower provides the Company with an acceptable explanation for the delinquency and displays a willingness, ability to make the payment, and there is an agreed upon plan to return the account to current status. When an account is 60 days past due, the Company ceases amortization of the Contract and repossession proceedings are initiated. At 120 days delinquent, if the vehicle has not yet been repossessed, the account is written off. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. It then appears on the Company's repossession report and is sold, either at auction or to an automobile dealer.

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

      The Company generates an insurance report to monitor compliance with the insurance obligations imposed upon borrowers. This report includes the account number, name and address of the borrower, information regarding the insurance carrier, summarizes the insurance coverage, identifies the expiration date of the policy, and provides basic information regarding payment dates and the term of the Contract. This report assists the Company in identifying borrowers whose insurance policy is up for renewal or in jeopardy of being canceled. The Company sends written notices to, and makes direct contact with, borrowers whose insurance policies are about to lapse or be canceled. If the borrower fails to provide proof of coverage within 30 days of notice, the Company has the option of purchasing insurance and adding the cost and applicable finance charges to the balance of the Contract.

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

      The Company's policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the borrower has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the branch manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by his Regional Manager, it must then be approved by a corporate officer. The repossessor delivers the vehicle to a secure location specified by the Company where it is held. The Company maintains relationships with several licensed repossession firms which repossess vehicles for fees that range from $150 to $350 for each vehicle repossessed. As required by Florida, Georgia and North Carolina law, the customer is notified by certified letter that the vehicle has been repossessed and that to retain the vehicle they must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter. The minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses associated with the repossession incurred by the Company. If satisfactory arrangements for return of the vehicle are not made within the statutory period, the Company then sends title to the vehicle to the state title transfer department which then registers the vehicle in the name of the Company. The Company then either sells the vehicle to a dealer or has it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time the Company takes possession of a vehicle and the time it is sold by a dealer or at auction. During its most recent fiscal year, repossessed vehicles have been sold at prices that average approximately $1,200 to $1,800 less than the price paid by the Company for the Contract. When the Company determines that there is a reasonable likelihood of recovering part or all of any deficiency against the borrower under the Contract, it pursues legal remedies available to it including law suits, judgement liens and wage garnishments. Historically, the Company has recovered approximately 12% of deficiencies from such borrowers.

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

      Currently, the primary method utilized by the Company in soliciting borrowers under its direct consumer loan program is through direct mailings followed by telephone calls to individuals who have a good credit history with the Company with Contracts purchased by the Company. The Company to some extent uses direct mail marketing to those customers who meet the criteria for a consumer loan.


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


Computerized Information System

      The Company's operations utilize integrated computer systems developed by NDS to enhance its ability to respond to customer inquiries, to monitor the performance of its indirect and direct loan portfolio and the performance of individual borrowers under Contracts. All personnel are provided with instant, simultaneous access to information from a single shared database. The Company has created specialized programs to automate the tracking of loans from inception. The capacity of the networking system includes the Company's branch office locations. See the discussion below the caption "Servicing and Monitoring of Contracts" for a summary of the different reports prepared by the Company.

Strategy

      The Company's business strategy is to continue its growth and to increase its profitability through greater penetration in its current markets, controlled geographic expansion into new markets and selective portfolio acquisitions. As of the date of this report, the Company has no commitments or agreements in principle with respect to any expansion into new geographic markets or any portfolio acquisitions. The Company also intends to continue its expansion through the increased origination of additional direct consumer loans. The Company believes that opportunity for growth continues to exist in the States of Florida, Georgia and North Carolina and intends to continue its expansion activities in such states. The Company is also exploring the possibility of expanding into other Southeastern States. No assurances can be given, however, that such expansion will occur.

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

     The Company's target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history, the vehicle's mileage or age. The Company has been able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies which purchase automobile receivables in that market segment. Because of the daily contact that many of its employees have with automobile dealers located throughout the market areas served by it, the Company is generally aware of the terms upon which its competitors are offering to purchase Contracts. The Company's policy is to modify its terms if necessary to remain competitive. The Company has no intention and will not sacrifice credit quality, its purchasing criteria or prudent business practices in order to meet the competition or be driven by unrealizable growth expectations. The Company expects to analyze new lending programs and marketing methods which may be implemented with the objective of increasing profits and or its market share, including the possibility of offering to purchase portfolios of seasoned Contracts from dealers in bulk transactions from $100,000 to $10,000,000.

     The Company's ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 700 dealers that the Company has contractual relationships with accounted for over 3% of its business volume for the fiscal years ended March 31, 2001, 2000 or 1999, respectively.

Regulation

      The Company's financing operations are subject to regulation, supervision and licensing under various Federal, State and local statutes and ordinances. Additionally, the procedures that must be followed by the Company in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company's operations have been conducted exclusively in the States of Florida, Georgia and North Carolina. Accordingly, the laws of such states as well as applicable Federal laws, govern the Company's operations. Compliance with existing laws and regulations applicable to the Company has not had a material adverse effect on the Company's operations to date. Management believes that it maintains all requisite licenses and permits and is in material compliance with all applicable Local, State and Federal regulations.

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


Employees

      The Company's executive management and various support functions are centralized at the Company's Corporate Headquarters in Clearwater, Florida. As of March 31, 2001 the Company employed a total of 95 persons, five of whom work for NDS and 90 of whom work for Nicholas Financial. The Company provides paid holidays, vacation, sick time, jury time, health and life insurance, long-term disability insurance, dental insurance and a retirement plan that includes a Company matching formula on employee contributions as well as a Company profit sharing contribution for all qualified employees. No employees are covered by a collective bargaining agreement and the Company believes it has good relations with its employees.

Item 2. Description of Properties

     The Company leases its Headquarters and branch office facilities. Its Headquarters, located at 2454 McMullen Booth Road, Building C in Clearwater, Florida, consist of approximately 6,800 square feet. The Company occupies the space pursuant to a lease that commenced on January 1, 2000 and expires on December 31, 2004. The current monthly rent is $7,855, with annual increases of approximately 2.25% in each subsequent year of the lease. Management believes this office space is adequate to meet its needs for the foreseeable future.

      Each of the Company's 20 branch offices located in Florida, Georgia and North Carolina consists of approximately 1,200 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from two to five years at annual rates ranging from approximately $8.00 to $16.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.


Item 3. Legal Proceedings

     The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business none of which, in the opinion of management, will have a material adverse effect on the Company's business, financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

                               PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Since December 23, 1997, the Company's Common Stock has traded on the NASDAQ SmallCap System. Effective May 5, 1999, the Company's trading symbol changed from "NICKF" to "NICK". Share information with respect to the Common Stock is set forth in the "Selected Quarterly Data" table included below.

      As of March 31, 2001, there were approximately 450 holders of record of the Company's Common Stock. Holders of Common Stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefore. To date, it has been the Company's policy to retain earnings to finance the growth of its business. Accordingly, the Company has not declared or paid any cash dividends since its inception and does not anticipate declaring or paying any cash dividends in the foreseeable future. Any dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, capital requirements, requirements of the Company's lenders, statutory restrictions and other factors deemed relevant by the Company's Board of Directors.

     The following table reflects the high and low sale prices for the Company's Common Stock as reported by the NASDAQ Stock Market for each of the periods indicated.

Price Range of Common Stock:

                                             High         Low
Fiscal Year ended March 31, 2001
     First Quarter ............             $5.63       $4.50
     Second Quarter.........                 5.25        4.50
     Third Quarter...........                5.00        4.13
     Fourth Quarter............              5.44        4.31

                                             High         Low
Fiscal Year ended March 31, 2000
     First Quarter ...........              $4.55       $3.50
     Second Quarter...........               5.50        3.63
     Third Quarter............               5.38        4.03
     Fourth Quarter............              5.75        4.13


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Consolidated net income increased in the fiscal year ended March 31, 2001 to $3,410,877 or $1.35 per diluted share from $2,577,568 or
$1.01 per diluted share in the fiscal year ended March 31, 2000. Earnings for the year were favorably impacted by significant growth in the outstanding loan portfolio.

The following table sets forth certain financial data:


                                           Years Ended March 31
                                           2001            2000
                                       ----------------------------
Average Net Finance Receivables(1)     $73,076,939     $55,015,469

Average Indebtedness (2)                46,166,602      34,530,273

Interest Income                         17,386,318      13,557,371

Interest Expense                         3,761,689       2,771,100

Net Interest Income                     13,624,629      10,786,271
                                       ----------------------------
Gross Portfolio Yield (3)                   23.79%          24.64%

Average Cost of Borrowed Funds (2)           8.15%           8.03%

Net Interest Spread (4)                     15.64%          16.61%
                                       ---------------------------
Net Portfolio Yield (3)                     18.64%          19.61%
                                       ---------------------------
Write-off  to Liquidation                    7.21%           6.71%

Net Charge-Off Percentage                    6.16%           5.88%


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



Fiscal 2001 compared to Fiscal 2000

Interest Income and Loan Portfolio

     Interest income on finance receivables, predominantly finance charge income, increased 28% to $17.4 million in fiscal 2001 from $13.6 million in fiscal 2000. The net finance receivable balance totaled $65.0 million at March 31, 2001, an increase of 25% from $52.0 million at March 31, 2000. The gross finance receivable balance increased 25% to $103.2 million at March 31, 2001 from $82.8 million at March 31, 2000. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The primary reason net finance receivables increased was the opening of two additional offices and the increased receivable base of several existing branch offices.

Computer Software Business

       In fiscal 2001, the revenues of NDS were $410,708 compared with fiscal 2000 revenues of $517,445, a decrease of 21%. Operating income for fiscal 2001 was $25,137 compared with an operating income of $13,205 for fiscal 2000. The Company expects both operating revenues and income of NDS to remain stable, although no assurance can be given in this regard.

Operating Expenses

     Operating expenses excluding provision for credit losses and interest expense increased to $7.0 million in fiscal 2001 from $5.8 million in fiscal 2000. This increase of 21% was primarily attributable to the opening of two additional branch locations, increasing the number of employees in several existing branch locations and also increasing the number of corporate personnel. The Company increased its work force from 84 employees at the end of fiscal 2000 to 95 employees at the end of fiscal 2001.

Interest Expense

     Interest expense increased to $3.8 million in fiscal 2001 as compared to $2.8 million in fiscal 2000. This increase was due to an increase in average outstanding borrowings from $34.5 million to $46.2 million. The average cost of borrowed funds increased from 8.03% for fiscal 2000 to 8.15% for fiscal 2001.

Analysis of Credit Losses

    Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 77 Contracts with an aggregate initial principal amount of approximately $613,534. As of March 31, 2001, the Company had 296 active pools.

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

     In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate and adjustments are made if they are determined to be necessary. As of March 31, 2001, the Company had established reserves for losses on Contracts of $13,771,714 or 13.34% of gross outstanding receivables under the Contracts.

      The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                                   Year Ended            Year Ended
                                  March 31, 2001       March 31, 2000
                                 ---------------      ----------------
Contracts
Gross Balance Outstanding         $98,797,992          $79,218,572

                                Dollar                 Dollar
Delinquencies                   Amount   Percent       Amount   Percent
                              ----------  ------     ----------  ------
30 to 59 days                 $1,363,532   1.38%     $1,575,437   1.99%
60 to 89 days                    328,964   0.33%        171,880   0.22%
90 + days                        182,951   0.19%         79,912   0.10%
                              ----------   -----     ----------  ------
Total Delinquencies           $1,875,447             $1,827,229

Total Delinquencies as a
percent of outstanding balance             1.90%                  2.31%



Direct Loans
Gross Balance Outstanding          $4,406,187           $3,574,364

Delinquencies

30 to 59 days                     56,781   1.29%         15,421   0.43%
60  to 89 days                     2,436   0.06%          6,301   0.18%
90 +  days                         9,659   0.22%          4,746   0.13%
                                 -------   -----        -------   -----
Total Delinquencies              $68,876                $26,468

Total Delinquencies as
apercent of outstanding balance            1.56%                  0.74%


     The provision for credit losses was $1,470,744 in fiscal 2001 as compared to $1,069,719 in fiscal 2000. This increase was primarily the result of a 25% increase in the net portfolio over the prior year. The Company increased its total reserve percentage from 13.25% of gross finance receivables for the fiscal year ended March 31, 2000 to 13.34% for the fiscal year ended March 31, 2001. Management believes that the reserve adjustments made during fiscal 2001 are consistent with its reserve methodology.

Income Taxes

      The provision for income taxes increased 14% to $2,120,855 in fiscal 2001 from $1,853,229 in fiscal 2000 as a result of higher pretax income. The Company's effective tax rate decreased from 41.83% in fiscal 2000 to 38.34% in fiscal 2001.


Net Income

      As a result of the above factors, net income increased from $2,577,568 in fiscal 2000 to $3,410,877 in fiscal 2001.


Liquidity and Capital Resources

The Company's cash flows for fiscal 2001 and 2000 are summarized as follows:

                                       Fiscal        Fiscal
                                        2001           2000
                                     -----------  -------------
Cash provided by (used in):
  Operations                         $5,393,254    $4,946,212
  Investing activities -
     (primarily purchase of
      installment contracts)        (14,644,237)  (13,366,705)
  Financing activities                9,224,967     8,170,258
                                     -----------   ----------
Net decrease in cash                   $(26,016)    $(250,235)
                                     ===========   ==========


      The Company's primary use of working capital during fiscal year 2001 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's $75 million line of credit. The line of credit, which expires in November 2002, is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of March 31, 2001 the Company had approximately $26.8 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs from cash flows from operating activities.

      The self-liquidating nature of installment Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company's need for cash and ability to borrow under the terms of its line of credit. The Company believes that borrowings available under the line of credit as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt and or additional securities in the capital markets, will be sufficient to meet its short term funding needs.

Impact of Inflation

      The Company is affected by inflation primarily through increased operating costs and expenses including increases in interest rates. Inflationary pressures on operating costs and expenses have been offset by the Company's continued emphasis on stringent operating and cost controls and to a lesser extent by modest increases in support rates from its software subsidiary, NDS. Management believes that the Company's financial position has enabled it to negotiate favorable interest rates. No assurances can be given that the Company will be able to continue to do so in the future.

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

Future Expansion

      The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company's portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving line of credit arrangement, either with its current lender or another lender. The Company, from time to time, has and will meet with private investors and financial institutions that specialize in investing in subordinated debt. The Company also intends to continue its policy of not paying dividends and using earnings from operations to purchase Contracts or make direct consumer loans. The Company believes that opportunity for growth continues to exist in Florida, Georgia and North Carolina and intends to continue its expansion activities in those states. The Company is also exploring the possibility of expanding into additional states; but it does not have any current plans to do so. No assurances can be given that the Company will be able to continue to expand its operations.


Item 7. Financial Statements

The following financial statements are filed as part of this report (see pages 20-37)

  Report of Independent Auditors..............................21

  Audited Consolidated Financial Statements

  Consolidated Balance Sheets.................................22
  Consolidated Statements of Income...........................23
  Consolidated Statements of Stockholders' Equity.............24
  Consolidated Statements of Cash Flows.......................25
  Notes to Consolidated Financial Statements..................26

                 (This page intentionally left blank)

                 Report of Independent Auditors

To the Board of Directors of
Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nicholas Financial, Inc. and subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


May 18, 2001
Tampa, Florida

            Nicholas Financial, Inc. and Subsidiaries

                   Consolidated Balance Sheets


                                                    March 31
                                               2001        2000
                                         ---------------------------
Assets
Cash                                      $   233,167   $   259,183
Finance receivables, net                   65,040,868    52,015,107
Accounts receivable                            14,468        20,922
Prepaid expenses and other assets             549,186       392,684
Property and equipment, net                   333,759       331,594
Deferred income taxes                       1,070,888     1,115,888
                                         ---------------------------
Total assets                              $67,242,336   $54,135,378
                                         ===========================
Liabilities
Line of credit                            $48,123,426   $38,414,549
Notes payable-related party                   968,008    1,318,008
Accounts payable                            3,017,503    2,695,622
Income taxes payable                           93,819       44,965
Deferred revenues                             611,729      518,718
Other liabilities                                   -       16,232
                                         ---------------------------
Total liabilities                          52,814,485   43,008,094


Shareholders' Equity
Preferred stock, no par: 5,000,000 shares
 authorized;none issued and outstanding             -            -

Common stock, no par: 50,000,000 shares
 authorized; 2,317,108 and 2,352,008 shares
 issued and outstanding, respectively       3,601,292    3,711,602
Retained earnings                          10,826,559    7,415,682
                                        ---------------------------
                                           14,427,851   11,127,284
                                        ---------------------------
Total liabilities and
 shareholders'equity                      $67,242,336  $54,135,378
                                        ===========================

See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries

                Consolidated Statements of Income

                                                  Year ended March 31
                                                   2001          2000
                                              ---------------------------
Revenue:
 Interest income on finance receivables       $17,386,318    $13,557,371
 Sales                                            410,708        517,445
                                              ---------------------------
                                               17,797,026     14,074,816
Expenses:
 Cost of sales                                     84,870         90,471
 Marketing                                        445,869        396,307
 Administrative                                 6,356,555      5,225,373
 Provision for credit losses                    1,470,744      1,069,719
 Depreciation                                     145,567         91,049
 Interest expense                               3,761,689      2,771,100
                                              ---------------------------
                                               12,265,294      9,644,019
                                              ---------------------------
Operating income before income taxes            5,531,732      4,430,797

Income tax expense:
 Current                                        2,075,855      1,694,061
 Deferred                                          45,000        159,168
                                              ---------------------------
                                                2,120,855      1,853,229
                                              ---------------------------
Net income                                      3,410,877      2,577,568

Retained earnings, beginning of year            7,415,682      4,838,114
                                              ---------------------------
Retained earnings, end of year                $10,826,559     $7,415,682
                                              ===========================
Earnings per share:
 Basic                                              $1.46          $1.10
                                              ===========================
 Diluted                                            $1.35          $1.01
                                              ===========================
Weighted average shares - basic                 2,336,599      2,352,286
                                              ===========================
Weighted average shares - diluted               2,568,866      2,656,315
                                              ===========================

See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries

         Consolidated Statement of Stockholders' Equity


                                                                  Total
                               Common Stock         Retained   Shareholders'
                            Shares      Amount      Earnings      Equity
                          ------------------------------------------------
Balance at April 1, 1999   2,349,108  $3,702,587   $4,838,114  $8,540,701
Issuance of common stock       5,000      22,400            -      22,400
Repurchase and retirement
of common stock               (2,100)    (13,385)           -     (13,385)
Net Income                         -           -    2,577,568   2,577,568
                          ------------------------------------------------
Balance at March 31, 2000  2,352,008   3,711,602    7,415,682  11,127,284
                          ------------------------------------------------
Issuance of common stock       1,000       3,400            -       3,400
Issued in connection with
 services rendered                 -      23,600            -      23,600
Repurchase and retirement
 of common stock             (35,900)   (169,794)           -    (169,794)
Settlement of accounts
 receivable from shareholder
 related to exercise
 of options                        -      32,484            -      32,484
Net income                         -           -    3,410,877   3,410,877
                          ------------------------------------------------
Balance at March 31, 2001  2,317,108   $3,601,292 $10,826,559 $14,427,851
                          ================================================


See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries

              Consolidated Statements of Cash Flows


                                               Year ended March 31
                                                2001         2000
                                            ------------------------
Cash flows from operating activities
Net income                                   $3,410,877   $2,577,568

Adjustments to reconcile net income to net
cash provided
 by operating activities:
Depreciation                                    145,567       91,049
Provision for credit losses                   1,470,744    1,069,719
Deferred income taxes                            45,000      159,168
Changes in operating assets and liabilities:
Accounts receivable                               6,454        2,010
Prepaid expenses and other                     (132,902)     (83,840)
Accounts payable                                321,881      960,266
Income taxes payable                             48,854       44,965
Deferred revenues                                93,011      130,774
Other liabilities                               (16,232)      (5,467)
                                             ------------------------
Net cash provided by operating activities     5,393,254    4,946,212

Investing activities
Increase in finance receivables, net of
 principal collected                        (14,496,505) (13,161,355)
Purchase of property and equipment,
 net of disposals                              (147,732)    (205,350)
                                            -------------------------
Net cash used in investing activities       (14,644,237) (13,366,705)

Financing activities
Repayment of notes payable-related party       (350,000)    (288,757)
Net proceeds from line of credit              9,708,877    8,450,000
(Repurchase) sale of common stock              (133,910)       9,015
                                            -------------------------
Net cash provided by financing activities     9,224,967    8,170,258
                                            -------------------------
Net decrease in cash                            (26,016)    (250,235)
Cash, beginning of year                         259,183      509,418
                                            -------------------------
Cash, end of year                            $  233,167   $  259,183
                                            =========================

See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries

           Notes to Consolidated Financial Statements

                         March 31, 2001


1. Organization

Nicholas Financial, Inc. (NFI, Canada) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (NDS) and Nicholas Financial, Inc. (NFI). NDS is engaged principally in the development, marketing and support of computer application software. NFI is engaged principally in providing installment sales financing. Both NDS and NFI are based in Florida, U.S.A. The accompanying financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States.

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

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

Revenues resulting from the sale of hardware and software are recognized when persuasive evidence of an agreement exists, delivery of the products has occurred, no significant Company obligation with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that included software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed. The unamortized amounts are included in the caption "deferred revenues."

Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:


2. Accounting Policies (continued)

                                                 Year ended March 31
                                                  2001         2000
                                              -------------------------
Numerator:
Numerator for basic earnings per share - Net
 income available to common stockholders      $3,410,877    $2,577,568
Effect of dilutive securities:
 Convertible debt                                 59,489        94,023
                                              -------------------------
Numerator for dilutive earnings per share -
 income available to common stockholders
 after assumed conversions                    $3,470,366    $2,671,591
                                              =========================

Denominator:
Denominator for basic earnings per share -
 weighted average shares                       2,336,599     2,352,286
Effect of dilutive securities: (A)
 Employee stock options                           58,649        54,231
 Convertible debt                                173,618       249,798
                                              -------------------------
Denominator for diluted earnings per share -
 adjusted weighted-average shares and assumed
 conversions                                   2,568,866     2,656,315
                                              =========================
Earnings per share - basic                         $1.46         $1.10
                                              =========================
Earnings per share - diluted                       $1.35         $1.01
                                              =========================
Footnote A:
Options                                           42,000             -
Warrants                                               -       333,333

The options and warrants above were outstanding but not included in the computation of diluted earnings per share because the effect would be antidilutive.


Stock Option Accounting

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock option grants and to present the disclosure requirements relating to stock-based compensation plans required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123).

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant of these estimates relates to the determination of the allowance for credit losses and related reserves. Actual results could differ from those estimates.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 2001 and 2000 was approximately $2,027,000 and $1,596,000, respectively. Cash paid for interest for the years ended March 31, 2001 and 2000 was approximately $3,705,000 and $2,631,000, respectively.

Recent Accounting Pronouncements

Financial Accounting Standards Board Statements No. 133 and 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, became effective January 1, 2001. Statements No. 133 and 138 require that derivatives, as defined by the Statements, be recorded for financial reporting purposes at fair value. Changes in fair value are reported directly through the statement of income unless specific hedge accounting criteria are met. The Company expects to adopt the new statement effective April 1, 2001. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:


                                           2001       2000
                                      --------------------------
     Finance receivables, gross       $103,204,179   $82,792,936
     Less:
      Unearned interest                (24,391,597)  (19,809,115)
                                      --------------------------
                                        78,812,582    62,983,821

      Nonrefundable dealer reserve     (10,306,699)  (8,444,103)
      Allowance for credit losses       (3,465,015)  (2,524,611)
                                      --------------------------
     Finance receivables, net          $65,040,868  $52,015,107
                                      ==========================


The terms of the receivables range from 12 to 60 months and bear a weighted average effective interest rate of 24% for both 2001 and 2000, respectively.

The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the years ended March 31:

                                             2001           2000
                                       ----------------------------
     Balance at beginning of year         $8,444,103    $6,643,593
     Discounts acquired on new volume      8,449,361     6,785,407
     Recoveries                              696,588       520,264
     Accreted to income                   (2,330,757)   (2,046,012)
     Losses absorbed                      (4,952,596)   (3,459,149)
                                         --------------------------
     Balance at end of year              $10,306,699    $8,444,103
                                         ==========================

     Reserve as a percent of gross
      finance receivables                      9.99%        10.20%
                                         ==========================


The following table sets forth a reconciliation of the changes in the allowance for credit losses for the years ended March 31:

                                         2001       2000
                                     --------------------------
     Balance at beginning of year      $2,524,611  $1,904,957
     Current year provision             1,470,744   1,069,719
     Recoveries                            10,564           -
     Accreted to income                  (190,724)    (80,607)
     Losses absorbed                     (350,180)   (369,458)
                                      ------------------------
     Balance at end of year            $3,465,015  $2,524,611
                                      ========================
     Reserve as a percent of gross
      finance receivables                   3.36%       3.05%
                                      ========================

4. Property and Equipment


                                     Accumulated      Net Book
                             Cost    Depreciation      Value
                        ------------------------------------------
     2001
     Automotive            $169,944    $  58,670     $111,274
     Equipment              372,079      252,871      119,208
     Furniture and
      fixtures              155,542      101,412       54,130
     Leasehold
      improvements          169,521      120,374       49,147
                           -----------------------------------
                           $867,086     $533,327     $333,759
                           ===================================
     2000
     Automotive            $ 88,670     $ 11,230     $ 77,440
     Equipment              326,155      201,813      124,342
     Furniture and
      fixtures              138,304       85,715       52,589
     Leasehold
      improvements          166,225       89,002       77,223
                           -----------------------------------
                           $719,354     $387,760     $331,594
                           ===================================


5. Line of Credit

The Company has a $75,000,000 line of credit facility (the Line) with BA Business Credit, Inc. of which approximately $48,000,000 was outstanding at March 31, 2001. Borrowings under the Line bear interest at the Bank of America prime rate or several Libor pricing options. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and Nicholas Data Services, Inc. The Line expires on November 30, 2002.

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

On March 30, 2001 the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 4.89%, maturing on March 30, 2003.

The Company utilizes the above noted interest rate swaps to manage its interest rate exposure. The swaps effectively convert a portion of the Company's floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company's finance receivables.

6. Notes Payable-Related Party

Notes payable to shareholders, directors and individuals related thereto at March 31:


                                               2001         2000
                                           -----------------------
     Note payable, unsecured, with interest
     at varying rates up to 12%,  quarterly
     interest payments due through November
     2001,   at  which   time  the   entire
     principal balance and  unpaid interest
     is due, subordinated to  the Line. The
     note is  convertible  at the option of
     the  holder,  into  common  shares  at
     prices from $4.50 to $6.00 per share.    $700,000     $850,000

     Note payable,  unsecured  interest  at
     12%, quarterly  interest  due  through
     April 2000, at  which  time the entire
     balance  and  unpaid  interest is due,
     subordinated to the Line.  The note is
     convertible   at  the  option  of  the
     holder, into  common  shares  at $8.25
     per share.                                      -      200,000



6. Notes Payable-Related Party (continued)

                                               2001         2000
                                           ------------------------
     Note payable,  unsecured, interest at
     12%, principal  and interest due upon
     30 day demand.                          $219,270      $219,270

     Note payable, unsecured, interest at
     12%, principal and interest due upon
     30 day demand.                            48,738        48,738
                                             ----------------------
                                             $968,008    $1,318,008
                                             ======================


Maturities of notes payable are summarized as follows:

     Year ending March 31:

            2002                                  $968,008
                                                 ==========

The company incurred interest expense on the above notes of approximately $150,000 and $197,000 for the years ended March
31, 2001 and 2000, respectively.

7. Income Taxes

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate (34%) for the following reasons:

                                               2001      2000
                                           ------------------------
 Provision for income taxes at Federal
  statutory rate                            $1,880,789   $1,506,471

  Increase resulting from:
  State income taxes, net of Federal
   benefit                                     202,109      243,694
  Other                                         37,957      103,064
                                           ------------------------
                                           $2,120,855    $1,853,229
                                           ========================


The Company's deferred tax assets consist of the following as of March 31:

                                               2001        2000
                                           -------------------------
   Allowance for credit losses not
    deductible for tax purposes             $1,005,497  $1,038,867
   Other items                                  65,391      77,021
                                            ----------------------
                                            $1,070,888  $1,115,888
                                            ======================

NFI, Canada has income tax loss carryforward balances of approximately Cdn$298,000 (2000-Cdn$277,000) which are available to reduce future taxable income.

For the years ended March 31, 2001 and 2000, the Company would have recorded deferred tax assets of approximately $93,000 and $86,000, respectively, due primarily to these Canadian income tax loss carryforwards. The assets, however, are offset entirely by a valuation allowance due to the relative uncertainty surrounding the realization of the assets.

8. Shareholders' Equity

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 299,700 shares of common stock were reserved for issuance as of March 31, 2001. Options currently granted by the Company generally vest over a five year period.

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

Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000:

                                          2001      2000
                                    --------------------------
     Risk free rate of return            5.00%     6.40%
     Volatility factor                   .0405     0.479
     Expected life                    10 years  10 years
     Expected dividends                   None      None


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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the option and warrant's vesting period. The Company's pro forma information is as follows:

                                           2001        2000
                                     -------------------------
     Pro forma net income               $3,271,584  $2,487,741
     Pro forma earnings per share:
     Basic                                   $1.40       $1.06
     Diluted                                 $1.30      $  .97


The following table reflects activity within the SIP for the years noted:

                            2001                 2000
                    -----------------------------------------
                               Weighted              Weighted
                    Options    Average    Options    Average
                       &       Exercise      &       Exercise
                    Warrants    Price     Warrants    Price
                    -----------------------------------------
Outstanding-
 beginning of year   592,033    $4.62     548,533      $4.42
Granted               45,500     5.47      70,000       4.75
Exercised             (1,000)    3.40      (1,000)      3.40
Canceled/expired    (336,833)    5.10     (25,500)      3.42
                    -----------------------------------------
Outstanding-
 end of year         299,700     4.01     592,033       4.62
                    =========================================
Exercisable at
 end of year         133,080     3.64     371,073       5.09
                    =========================================
Weighted-average
 fair value of
 options granted
 during the year                $3.22                  $3.24


                                                        Currently
                                                       Exercisable
                                                 --------------------
                                      Weighted
                          Weighted     Average               Weighted
                           Average    Remaining              Average
                          Exercise   Contractual             Exercise
                  Shares    Price       Life        Shares     Price
                -----------------------------------------------------
$3.00 to 3.99    187,700    $3.40    7.20 years     109,746    $3.40
 4.00 to 4.99     70,000     4.75    8.61 years      23,334     4.75
 5.00 to 5.50     42,000     5.46    9.10 years           -        -
                 ----------------------------------------------------
 Total           299,700    $4.01    7.80 years     133,080    $3.64
                 ========                          =========

9. Employee Benefit Plans

The Company has a 401(k) profit sharing plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the years ended March 31, 2001and 2000, the Company recorded expenses of approximately $27,000 and $20,000, respectively, related to this plan. All employees who were eligible under the plan received a profit sharing contribution based on their total compensation in relation to the total compensation of all eligible employees. For the years ended March 31, 2001and 2000, the Company recorded expenses of
$125,000 and $100,000, respectively, related to this plan.

10. Commitments

The Company leases its corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

     Year ending March 31:
     ---------------------
            2002                        $356,338
            2003                         230,519
            2004                          77,960
            2005                          10,459
                                        ---------
                                        $675,276
                                        =========

Rent expense for the years ended March 31, 2001 and 2000 was approximately $362,000 and $270,000, respectively.

11. Segment Information

The segments presented have been identified based on the difference in the products and services of the Company's two wholly-owned subsidiaries. Internal financial results for each subsidiary are presented to and reviewed by the senior management of the Company. Substantially all of the Company's operations are in the United States. The industry segments are as follows:

                                       Computer
                                     Application
                          General    Software and
                         Financing     Support     Corporate     Total
                      ---------------------------------------------------
2001
Interest Income and
 Sales                 $17,386,318  $410,708            -   $17,797,026
Operating income
 (loss) before
 income taxes            5,521,553    25,137      (14,958)    5,531,732
Income tax expense       2,111,149     9,706            -     2,120,855
Identifiable assets     67,049,298   191,757        1,281    67,242,336
Capital expenditures       147,732         -            -       147,732
Depreciation               145,498        69            -       145,567

2000
Interest Income and
 Sales                 $13,557,371   517,445            -   $14,074,816
Operating income
 (loss) before
 income taxes            4,432,982    13,205      (15,390)    4,430,797
Income tax expense       1,848,178     5,051            -     1,853,229
Identifiable assets     53,977,043   156,621        1,714    54,135,378
Capital expenditures       205,350         -            -       205,350
Depreciation                90,895       154            -        91,049


    (This papge intentionally left blank)

  Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     The information set forth under the caption "Proposal 1: Election of Directors" in the Proxy Statement and Information Circular, dated on or about June 29, 2001, for the 2001 Annual General Meeting of Members of the Company to be held August 7, 2001 (the "Proxy Statement"), the information set forth under the caption "Executive Officers and Compensation" in the Proxy Statement, and the information set forth under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference.

Additional information regarding the executive officers is set forth below.

      Peter L. Vosotas, age 59, is the founder of the Company and majority stockholder. He has served as Chairman of the Board, Chief Executive Officer and President of the Company and each of its subsidiaries since inception. Prior to founding the Company, Mr. Vosotas held a variety of Sales and Marketing positions with Ford Motor Company, GTE and AT&T Paradyne Corporation. Mr Vosotas attended the United States Naval Academy and earned a Bachelor of Science Degree in Electrical Engineering from the University of New Hampshire.

      As of March 31, 2001 there was one executive officer who was not also a director of the Company. Ralph T. Finkenbrink, age 39, has served as Vice-President-Finance of the Company since July 1997. He joined the Company in 1988 and served as Controller of Nicholas Financial and NDS until 1997. Prior to joining the Company, he was a staff accountant for MBI, Inc. from January 1984 to March 1985 and Inventory Control Manager for The Dress Barn, Inc. from March 1985 to December 1987. Mr. Finkenbrink received his Bachelor of Science Degree in Accounting from Mount St. Mary's University in Emmitsburg, Maryland.


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

Item 13. Exhibits and Reports on Form 8-K

                Exhibit Index

3.1 Articles of Incorporation and By-Laws of Nicholas Financial, Inc. Incorporated by reference to the Company's Form 10-SB (File No. 0-26680) filed on March 13, 1996

4.1 Stock Certificate

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

10.1.10  Amendment No. 8 to Loan Agreement dated September 18, 1998

    Incorporated by reference to Exhibit 10.2.0 to the Company's Form 10-QSB for the three months ended September 30, 1998

10.1.11  Amendment No. 9 to Loan Agreement dated November 25, 1998

    Incorporated by reference to Exhibit 10.2.1 to the Company's Form 10-QSB for the three months ended December 31, 1998

10.1.12  Amendment No. 10 to Loan Agreement dated November 24, 1999

    Incorporated by reference to Exhibit 10.2.2 to the Company's Form 10-QSB for the three months ended December 31, 1999

10.1.13  Amendment No. 11 to Loan Agreement dated August 1, 2000

10.1.14 Amendment No. 12 to Loan Agreement dated March 16, 2001

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

10.3.2  Non-Employee Stock Option Plan

    Incorporated by reference to the Company's 1999 Annual proxy statement dated June 29, 1999

10.4.1 Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance.

    Incorporated by reference to Exhibit 10.2.1 to the Company's Form 10-QSB for the three months ended December 31, 1999

10.4.2  Employment  Contract, dated March 16, 2001,  between  Nicholas
    Financial,  Inc.  and  Peter  L.  Vosotas  ,  President  &   Chief
    Executive Officer.

21  Subsidiaries of Nicholas Financial, Inc.

    Incorporated by reference to the Company's Form 10-SB (File No. 0-26680) filed on March 13, 1996

24  Powers of Attorney (included on signature page hereto)


    (b) Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2001.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NICHOLAS FINANCIAL, INC.
Dated: June 29, 2001
                                   By:  /s/ Peter L. Vosotas
                                   Peter L. Vosotas
                                   Chairman, Chief Executive Officer
                                   and President

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

Signature                     Title                      Date

/s/ Peter L. Vosotas          Chairman of the Board,
Peter   L.  Vosotas           Chief Executive Officer,
                              President and Director     June 29, 2001

/s/ Ralph T. Finkenbrink      Vice President - Finance
Ralph T. Finkenbrink          (Principal Financial
                                Officer)                 June 29, 2001


/s/ Ellis P. Hyman            Director                   June 29, 2001
Ellis P. Hyman


/s/ Stephen Bragin            Director                   June 29, 2001
Stephen Bragin


/s/ Alton R. Neal             Director                   June 29, 2001
Alton R. Neal


/s/ Melvin S. Cutler          Director                   June 29, 2001
Melvin S. Cutler

                 (This page intentionally left blank)

	Exhibit 10.1.13
      -----------------


                      AMENDED AND RESTATED

                   LOAN AND SECURITY AGREEMENT

                   Dated as of August  , 2000

                              Among

             THE FINANCIAL INSTITUTIONS NAMED HEREIN

                         as the Lenders

                               and

                      BANK OF AMERICA, N.A.

                          as the Agent

                               and

                    NICHOLAS FINANCIAL, INC.

                         as the Borrower

                        TABLE OF CONTENTS

Section                                                     Page

     ARTICLE 1 INTERPRETATION OF THIS AGREEMENT................1

     1.1  Definitions..........................................1
     1.2  Accounting Terms....................................22
     1.3  Interpretive Provisions.............................23
     ARTICLE 2 LOANS..........................................24

     2.1  Total Facility......................................24
     2.2  Revolving Loans.....................................24
     2.3  Existing Indebtedness...............................30
     2.4  Bank Products.......................................30
     ARTICLE 3 INTEREST AND FEES..............................30

     3.1  Interest............................................30
     3.2  Continuation and Conversion Elections...............31
     3.3  Maximum Interest Rate...............................32
     3.4  Closing Fee.........................................33
     3.5  Unused Line Fee.....................................33
     3.6  Documentation Fee...................................33
     3.7  Agency Fee..........................................33
     3.8  Audit Fees..........................................33
     ARTICLE 4 PAYMENTS AND PREPAYMENTS.......................33

     4.1  Revolving Loans.....................................33
     4.2  Termination of Facility.............................34
     4.3  Payments by the Borrower............................34
     4.4  Payments as Revolving Loans.........................35
     4.5  Apportionment, Application and Reversal of
          Payments............................................35
     4.6  Indemnity for Returned Payments.....................35
     4.7  Agent's and Lenders' Books and Records; Monthly
          Statements..........................................36
     ARTICLE 5 TAXES, YIELD PROTECTION AND ILLEGALITY.........36

     5.1  Taxes...............................................36
     5.2  Illegality..........................................37
     5.3  Increased Costs and Reduction of Return.............37
     5.4  Funding Losses......................................38
     5.5  Inability to Determine Rates........................38
     5.6  Certificates of Lenders.............................39
     5.7  Survival............................................39
     ARTICLE 6 COLLATERAL.....................................39

     6.1  Grant of Security Interest..........................39
     6.2  Perfection and Protection of Security Interest......39
     6.3  Location of Collateral..............................40

     6.4  Title to, Liens on, and Sale and Use of Collateral..41
     6.5  Intentionally Deleted...............................41
     6.6  Access and Examination; Confidentiality; Consent
          to Advertising......................................41
     6.7  Collateral Reporting................................42
     6.8  Contracts...........................................42
     6.9  Collection of Contracts; Payments...................43
     6.10 Intentionally Deleted...............................43
     6.11 Equipment...........................................43
     6.12 Documents, Instruments, and Chattel Paper...........43
     6.13 Right to Cure.......................................43
     6.14 Intentionally Deleted...............................44
     6.15 The Agent's and Lenders' Rights, Duties and
          Liabilities.........................................44
     ARTICLE  7 BOOKS AND RECORDS; FINANCIAL
                INFORMATION; NOTICES..........................44

     7.1  Books and Records...................................44
     7.2  Financial Information...............................44
     7.3  Notices to the Lenders..............................47
     ARTICLE 8 GENERAL WARRANTIES AND REPRESENTATIONS.........49

     8.1  Authorization, Validity, and Enforceability of
          this Agreement and the Loan Documents...............49
     8.2  Validity and Priority of Security Interest..........49
     8.3  Organization and Qualification......................49
     8.4  Corporate Name; Prior Transactions..................49
     8.5  Subsidiaries and Affiliates.........................50
     8.6  Financial Statements and Projections................50
     8.7  Capitalization......................................50
     8.8  Solvency............................................50
     8.9  Debt................................................50
     8.10 Intentionally Deleted...............................50
     8.11 Title to Property...................................50
     8.12 Intentionally Deleted...............................50
     8.13 Intentionally Deleted...............................51
     8.14 Intentionally Deleted...............................51
     8.15 Litigation..........................................51
     8.16 Restrictive Agreements..............................51
     8.17 Labor Disputes......................................51
     8.18 Environmental Laws..................................51
     8.19 No Violation of Law.................................51
     8.20 No Default..........................................51
     8.21 ERISA Compliance....................................52
     8.22 Taxes...............................................52
     8.23 Intentionally Deleted...............................52
     8.24 Use of Proceeds; Margin Regulations.................52
     8.25 Intentionally Deleted...............................52

     8.26 No Material Adverse Change..........................53
     8.27 Full Disclosure.....................................53
     8.28 Intentionally Deleted...............................53
     8.29 Bank Accounts.......................................53
     8.30 Governmental Authorization..........................53
     ARTICLE 9 AFFIRMATIVE AND NEGATIVE COVENANTS.............53

     9.1  Taxes and Other Obligations.........................53
     9.2  Corporate Existence and Good Standing...............54
     9.3  Compliance with Law and Agreements; Maintenance of
          Licenses............................................54
     9.4  Compliance with ERISA...............................54
     9.5  Mergers, Consolidations or Sales....................54
     9.6  Distributions and Capital Change....................54
     9.7  Transactions Affecting Collateral or Obligations....54
     9.8  Guaranties..........................................54
     9.9  Debt................................................54
     9.10 Prepayment..........................................54
     9.11 Transactions with Affiliates........................54
     9.12 Intentionally Deleted...............................55
     9.13 Business Conducted..................................55
     9.14 Liens...............................................55
     9.15 Fiscal Year.........................................55
     9.16 No Recognition of Income............................55
     9.17 Intentionally Deleted...............................55
     9.18 Minimum Interest Coverage...........................55
     9.19 Intentionally Deleted...............................55
     9.20 Loss Reserve........................................55
     9.21 Borrowing Base Ratio................................55
     9.22 Collateral Adjustment Percent.......................56
     9.23 Limitation on Bulk Purchases........................56
     9.24 Intentionally Deleted...............................56
     9.25 New Subsidiaries....................................56
     9.26 Restricted Investment...............................56
     9.27 Reporting Methodology...............................56
     9.28 Contract Forms......................................56
     9.29 Credit Guidelines...................................56
     9.30 Extended Warranty Plans.............................56
     9.31 Charge-Off Policy...................................57
     9.32 Further Assurances..................................57
     ARTICLE 10 CONDITIONS OF LENDING.........................57

     10.1 Conditions Precedent to Making of Loans on the
          Closing Date........................................57
     10.2 Conditions Precedent to Each Loan...................58
     ARTICLE  11 DEFAULT AND REMEDIES.........................59

     11.1 Events of Default...................................59
     11.2 Remedies............................................61
     ARTICLE  12 TERM AND TERMINATION.........................63

     12.1 Term and Termination................................63
     ARTICLE 13AMENDMENTS; WAIVERS; PARTICIPATIONS;
               ASSIGNMENTS; SUCCESSORS........................63

     13.1 Amendments and Waivers..............................63
     13.2 Assignments; Participations.........................64
     ARTICLE 14 THE AGENT.....................................66

     14.1 Appointment and Authorization.......................66
     14.2 Delegation of Duties................................66
     14.3 Liability of Agent..................................66
     14.4 Reliance by Agent...................................67
     14.5 Notice of Default...................................67
     14.6 Credit Decision.....................................67
     14.7 Indemnification.....................................68
     14.8 Agent in Individual Capacity........................68
     14.9 Successor Agent.....................................68
     14.10 Withholding Tax....................................69
     14.11 Intentionally Deleted..............................70
     14.12 Collateral Matters.................................70
     14.13 Restrictions on Actions by Lenders; Sharing
           of Payments........................................71
     14.14 Agency for Perfection..............................71
     14.15 Payments by Agent to Lenders.......................71
     14.16 Concerning the Collateral and the Related
           Loan Documents.....................................72
     14.17 Field Audit and Examination Reports;
           Disclaimer by Lenders..............................72
     14.18 Relation Among Lenders.............................73
     ARTICLE 15 MISCELLANEOUS.................................73

     15.1 No Waivers; Cumulative Remedies.....................73
     15.2 Severability........................................73
     15.3 Governing Law; Choice of Forum; Service of Process..73
     15.4 WAIVER OF JURY TRIAL................................74
     15.5 Survival of Representations and Warranties..........74
     15.6 Other Security and Guaranties.......................74
     15.7 Fees and Expenses...................................75
     15.8 Notices.............................................75
     15.9 Waiver of Notices...................................76
     15.10 Binding Effect.....................................76
     15.11 Indemnity of the Agent and the Lenders
           by the Borrower....................................76
     15.12 Limitation of Liability............................77
     15.13 Final Agreement....................................77

     15.14 Counterparts.......................................77
     15.15 Captions...........................................77
     15.16 Right of Setoff....................................78
     15.17 Intentionally Deleted..............................78
     15.18 Intentionally Deleted..............................78
     15.19 Agency of the Parent for each other Borrower.......78

                     EXHIBITS AND SCHEDULES


EXHIBIT A - INTENTIONALLY DELETED

EXHIBIT B - FORM OF BORROWING BASE CERTIFICATE

EXHIBIT C - INTENTIONALLY DELETED

EXHIBIT D - FORM OF NOTICE OF BORROWING

EXHIBIT E - FORM OF NOTICE OF CONTINUATION/CONVERSION

EXHIBIT F - FORM OF ASSIGNMENT AND ACCEPTANCE AGREEMENT

SCHEDULE 6.3 - LOCATION OF COLLATERAL AND CHIEF EXECUTIVE OFFICE

SCHEDULE 8.3 - ORGANIZATION AND QUALIFICATIONS

SCHEDULE 8.5 - SUBSIDIARIES AND AFFILIATES

SCHEDULE 8.15 - LITIGATION

SCHEDULE 8.29 - BANK ACCOUNTS

                      AMENDED AND RESTATED
                   LOAN AND SECURITY AGREEMENT

     Amended and Restated Loan and Security Agreement, dated as of August 1, 2000, among the financial institutions listed on the signature pages hereof (such financial institutions, together with their respective successors and assigns, are referred to hereinafter each individually as a "Lender" and collectively as the "Lenders"), Bank of America, N.A. with an office at 335
Madison  Avenue,  New  York, New York 10017,  as  agent  for  the
Lenders (in its capacity as agent, the "Agent"), and Nicholas Financial, Inc., a Florida corporation, with offices at 2454 McMullen Booth Road, Building C, #501, Clearwater, Florida 33759-1340 (the "Borrower").


                       W I T N E S S E T H

     WHEREAS, the Borrower and Bank of America, N.A. (the "Existing Lender") are parties to that certain Loan and Security Agreement, dated as of March 31, 1993, as amended (as so amended, the "Existing Credit Agreement") pursuant to which the Existing Lender has agreed to make loans and other financial accommodations to the Borrower;

     WHEREAS, the Borrower, the Agent, the Lenders and the Existing Lender have agreed to enter into this Agreement in order to amend, restate and consolidate the Existing Credit Agreement in its entirety to reflect, among other things, Bank of America, N.A.'s role as agent;

     WHEREAS, it is the intent of the parties hereto that this Agreement (i) shall re-evidence, the Borrower's indebtedness to the Existing Lender under the Existing Credit Agreement, (ii) is entered into in substitution for, and not in payment of, the obligations of the Borrower under the Existing Credit Agreement, and (iii) is in no way intended to constitute a novation of the Borrower's indebtedness which was evidenced by the Existing Credit Agreement;

     NOW, THEREFORE, in consideration of the mutual conditions and agreements set forth in this Agreement, and for good and valuable consideration, the receipt of which is hereby acknowledged, the Lenders, the Agent, and the Borrower hereby agree as follows.

                            ARTICLE 1

                INTERPRETATION OF THIS AGREEMENT

     1.1  Definitions. As used herein:

          "Accounts" means all of the Borrower's now owned or hereafter acquired or arising accounts as defined in the UCC, including any rights to payment for the sale or lease of goods or rendition of services, whether or not they have been earned by performance.

          "ACH Transactions" means any cash management or related services including the automatic clearing house transfer of funds by the Bank for the account of the Borrower pursuant to agreement or overdrafts.

          "Adjusted Net Earnings from Operations" means, with respect to any fiscal period of the Borrower, the Borrower's net income after provision for income taxes for such fiscal period, as determined in accordance with GAAP and reported on the Financial Statements for such period, excluding any and all of the following included in such net income: (a) gain or loss arising from the sale of any capital assets; (b) gain arising from any write-up in the book value of any asset; (c) earnings of any Person, substantially all the assets of which have been acquired by the Borrower in any manner, to the extent realized by such other Person prior to the date of acquisition; (d) earnings of any Person in which the Borrower has an ownership interest unless (and only to the extent) such earnings shall actually have been received by the Borrower in the form of cash distributions;
(e) earnings of any Person to which assets of the Borrower shall have been sold, transferred or disposed of, or into which the Borrower shall have been merged, or which has been a party with the Borrower to any consolidation or other form of reorganization, prior to the date of such transaction; (f) gain arising from the acquisition of debt or equity securities of the Borrower or from cancellation or forgiveness of Debt; and (g) gain arising from extraordinary items, as determined in accordance with GAAP, or from any other non-recurring transaction.

          "Adjusted Tangible Assets" means all assets of the Borrower except: (a) trademarks, trade names, franchises, goodwill, and other similar intangibles; (b) assets located and notes and receivables due from obligors domiciled outside the United States of America, Puerto Rico, or Canada; (c) accounts, notes and other receivables due from Affiliates or employees; and
(d) any other assets of Borrower which Agent, in its sole and absolute discretion, determines to be of uncertain value or collectability.

          "Adjusted  Tangible Net Worth" means the  remainder  of
(a) net book value (after deducting related depreciation, obsolescence, amortization, valuation, and other proper reserves) at which the Adjusted Tangible Assets would be shown on a balance sheet at such date, but excluding any amounts arising from write-ups of assets, minus (b) (i) the amount at which the Borrower's liabilities (other than capital stock, surplus, and retained earnings) would be shown on such balance sheet, and including as liabilities all reserves for contingencies and other potential liabilities and (ii) the General Adjustment Reserve.

          "Advance Rate" means eighty-five percent (85%); provided, however, that the Advance Rate shall be (a) eighty-four percent (84%) when the Collateral Adjustment Percent ending on the date of determination is equal to or greater than eighteen percent (18%), but less than nineteen percent (19%), (b) eighty-three percent (83%) when the Collateral Adjustment Percent ending on the date of determination is equal to or greater than nineteen percent (19%), but less than twenty percent (20%); (c) eighty-two percent (82%) when the Collateral Adjustment Percent is equal to or greater than twenty percent (20%), but less than twenty-one percent (21%); and provided, further that the applicable Advance Rate shall be reduced by the Repossessed Adjustment Percent.

          "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person or which owns, directly or indirectly, five percent (5%) or more of the outstanding equity interest of such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract, or otherwise.

          "Agent" means the Bank, solely in its capacity as agent for the Lenders, and any successor agent.

          "Agent  Advances" has the meaning specified in  Section
2.2(i).

          "Agent's Liens" means the Liens in the Collateral granted to the Agent, for the benefit of the Lenders, Bank, and Agent pursuant to this Agreement and the other Loan Documents.

          "Agent-Related Persons" means the Agent, together with its Affiliates, and the officers, directors, employees, agents and attorneys-in-fact of the Agent and such Affiliates.

          "Aggregate Revolver Outstandings" means, at any date of
determination,   the sum of (a) the unpaid balance  of  Revolving
Loans, and (b) the aggregate amount of Pending Revolving Loans.

          "Agreement" means this Loan and Security Agreement.

          "Anniversary  Date"  means  each  anniversary  of   the
Closing Date.

          "Applicable Margin" means (i) with respect to Reference
Rate  Revolving Loans, zero and (ii) with respect to  LIBOR  Rate
Revolving Loans, one and three-quarters of one percent (1_%).

          "Assignee"   has  the  meaning  specified  in   Section
13.2(a).

          "Assignment and Acceptance" has the meaning specified in Section 13.2(a).

          "Attorney Costs" means and includes all fees, expenses and disbursements of any law firm or other counsel engaged by the Agent, the allocated costs of internal legal services of the Agent and the reasonable expenses of internal counsel to the Agent.

          "Availability"  means, at any time, (a)  the  Borrowing
Base minus (b) the Aggregate Revolver Outstandings.

          "Average Monthly Number of Vehicle Contracts" means, as of any date of calculation, the average monthly number of Vehicle Contracts owned by the Borrower as of the last day of each of the twelve months immediately preceding the date of calculation.

          "Bank" means Bank of America, N.A., a national banking association, or any successor entity thereto.

          "Bank Products" means any one or more of the following types of services or facilities extended to the Borrower by the Bank or any affiliate of the Bank in reliance on the Bank's agreement to indemnify such affiliate: (i) credit cards; (ii) ACH Transactions; and (iii) Hedge Agreements.

          "Bank Product Reserves" means all reserves which the Agent from time to time establishes in its sole discretion for the Bank Products then provided or outstanding.

          "Bankruptcy  Code" means Title 11 of the United  States
Code (11 U.S.C.  101 et seq.).

          "Base Rate" means, for any day, the rate of interest in effect for such day as publicly announced from time to time by the Bank in Charlotte, North Carolina as its "prime rate" (the "prime rate" being a rate set by the Bank based upon various factors including the Bank's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate). Any change in the prime rate announced by the Bank shall take effect at the opening of business on the day specified in the public announcement of such change. Each Interest Rate based upon the Base Rate shall be adjusted simultaneously with any change in the Base Rate.

          "Base Rate Loans" means the Base Rate Revolving Loans.

          "Base Rate Revolving Loan" means a Revolving Loan during any period in which it bears interest based on the Base
Rate.

          "Blocked Account Agreement" means an agreement among the Borrower, the Agent and a Clearing Bank, in form and substance satisfactory to the Agent, concerning the collection of payments which represent the proceeds of Accounts or of any other Collateral.

          "Borrowing" means a borrowing hereunder consisting of Revolving Loans made on the same day by the Lenders to the Borrower or by Bank in the case of a Borrowing funded by Non-Ratable Loans or by the Agent in the case of a Borrowing consisting of an Agent Advance.

          "Borrowing Base" means, at any time, an amount equal to
(a) the lesser of (i) the Maximum Revolver Amount or (ii) the amount determined by multiplying the Advance Rate by the Net Contract Payments payable under all of the Borrower's Eligible Contracts then outstanding; less (b) the sum of (i) the Bank Product Reserves and (ii) all other reserves which the Agent deems necessary in the exercise of its reasonable credit judgment to maintain with respect to the Borrower's account, including reserves for any amounts which the Agent or any Lender may be obligated to pay in the future for the account of the Borrower; provided, however, the Older Vehicle Contract Borrowing Base included in calculating the Borrowing Base shall not, at any time, exceed thirty percent (30%) and the Oldest Vehicle Contract Borrowing Base included in calculating the Borrowing Base shall not, at any time, exceed three percent (3%); and provided, further, however, that the Net Contract Payments payable under all Uninsured Contracts shall not constitute more than three percent (3%) of the Net Contract Payments payable under all Eligible Vehicle Contracts.

          "Borrowing  Base Amount" means the sum of the  Adjusted
Tangible Net Worth of the Borrower, plus all Subordinated Debt of the Borrower.

          "Borrowing Base Certificate" means a certificate by a Responsible Officer of the Borrower, substantially in the form of Exhibit B (or another form acceptable to the Agent) setting forth the calculation of the Borrowing Base, including a calculation of each component thereof, all in such detail as shall be satisfactory to the Agent. All calculations of the Borrowing Base in connection with the preparation of any Borrowing Base Certificate shall originally be made by the Borrower and certified to the Agent; provided, that the Agent shall have the right to review and adjust, in the exercise of its reasonable credit judgment, any such calculation (1) to reflect its reasonable estimate of declines in value of any of the Collateral described therein, and (2) to the extent that such calculation is not in accordance with this Agreement.

          "Business Day" means (a) any day that is not a Saturday, Sunday, or a day on which banks in New York, New York or Charlotte, North Carolina are required or permitted to be closed, and (b) with respect to all notices, determinations, fundings and payments in connection with the LIBOR Rate or LIBOR Rate Loans, any day that is a Business Day pursuant to clause (a) above and that is also a day on which trading in Dollars is carried on by and between banks in the London interbank market.

          "Capital Adequacy Regulation" means any guideline, request or directive of any central bank or other Governmental Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

          "Clearing Bank" means the Bank or any other banking institution with whom a Payment Account has been established pursuant to a Blocked Account Agreement.

          "Closing Date" means the date of this Agreement.

            "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any successor statute, and regulations promulgated thereunder.

          "Collateral" has the meaning specified in Section 6.1.

          "Collateral Adjustment Percent" means, calculated as of the first day of each month, the sum (rounded to the lowest whole percent) of the Past Due Percent, the Repossession Percent and the Net Charge-Off Percent.

          "Contracts" means all of the Borrower's now owned and hereafter acquired loan agreements, accounts, installment sale contracts, Instruments, notes, documents, chattel paper, and all other forms of obligations owing to the Borrower, including Vehicle Contracts, Direct Loan Contracts, and Sales Finance Contracts and any collateral for any of the foregoing, including all rights under any and all Security Documents and merchandise returned to or repossessed by the Borrower.

          "Contract Debtor" means each Person who is obligated to the Borrower to perform any duty under or to make any payment pursuant to the terms of a Contract.

          "Commitment" means, at any time with respect to a Lender, the principal amount set forth beside such Lender's name under the heading "Commitment" on the signature pages of this Agreement or on the signature page of the Assignment and Acceptance pursuant to which such Lender became a Lender hereunder in accordance with the provisions of Section 13.2, as such Commitment may be adjusted from time to time in accordance with the provisions of Section 13.2, and "Commitments" means, collectively, the aggregate amount of the commitments of all of the Lenders.

          "Contaminant" means any waste, pollutant, hazardous substance, toxic substance, hazardous waste, special waste, petroleum or petroleum-derived substance or waste, asbestos in any form or condition, polychlorinated biphenyls ("PCBs"), or any constituent of any such substance or waste.

          "Continuation/Conversion Date" means the date on which the Loan is converted into or continued as a LIBOR Rate Loan.

          "Credit  Guidelines"  means the  Borrower's  guidelines
(which have previously been reviewed and approved by the Agent) which state in detail the credit criteria used by the Borrower in determining the creditworthiness of Contract Debtors.

          "Dealer"  means  a  dealer that has sold  goods  and/or
Vehicles to Contract Debtors pursuant to Contracts.

          "Dealer Agreement" means an agreement between the Borrower and a Dealer that governs the sale or assignment of Contracts from such Dealer to the Borrower, including any provisions for assignment (whether with or without recourse, a repurchase obligation by the Dealer or a guaranty by such Dealer) contained in such agreement.

          "Dealer Payment Reserve" means a reserve, calculated as of the last day of each month, equal to the product of (a) the Dealer Reserve Percentage calculated on the last day of such month, multiplied by (b) the aggregate amount paid by Borrower to third parties for the purchase of Contracts then outstanding arising from the credit sale of Vehicles, acquired by Borrower at any time prior to and including the date on which the calculation is made.

          "Dealer Reserve Percentage" means the positive percent, calculated as of the last day of each month, equal to the remainder of (a) the positive quotient of (i) the aggregate amount paid by Borrower to third parties for the purchase of Contracts then outstanding, arising from the credit sale of Vehicles acquired by Borrower at any time prior to and including the date on which the calculation is made, divided by (ii) the aggregate "wholesale clean value" for all the Vehicles which are the subject of such Contracts, minus (b) one hundred percent (100%). The "wholesale clean value" shall be such value as specified in the National Auto Research Black Book (the "Black Book") in effect at the time Borrower purchased the subject Contracts. In the event that the Black Book shall, at any time, cease to be published, then the Agent shall thereafter select a comparable publication, as determined by the Agent in its sole discretion, for determining the foregoing calculation.

          "Debt" means, without duplication, all liabilities, obligations and indebtedness of the Borrower to any Person, of any kind or nature, now or hereafter owing, arising, due or payable, howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise, and including, without in any way limiting the generality of the foregoing: (a) the liabilities and obligations to trade creditors; (b) all Obligations; (c) all obligations and liabilities of any Person secured by any Lien on the Borrower's property, even though the Borrower shall not have assumed or become liable for the payment thereof; provided, however, that all such obligations and liabilities which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on a balance sheet of the Borrower prepared in accordance with GAAP;
(d) all obligations or liabilities created or arising under any Capital Lease or conditional sale or other title retention agreement with respect to property used or acquired by the Borrower, even if the rights and remedies of the lessor, seller or lender thereunder are limited to repossession of such property; provided, however, that all such obligations and liabilities which are limited in recourse to such property shall be included in Debt only to the extent of the book value of such property as would be shown on a balance sheet of the Borrower prepared in accordance with GAAP; and (e) all obligations and liabilities under Guaranties.

          "Debt For Borrowed Money" means, as to any Person, (a) Debt for borrowed money or as evidenced by notes, bonds, debentures or similar evidences of any such Debt of such Person,
(b) the deferred and unpaid purchase price of any property or business (other than trade accounts payable incurred in the ordinary course of business and constituting current liabilities) and (c) all obligations under Capital Leases.

          "Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured, waived, or otherwise remedied during such time) constitute an Event of Default.

          "Defaulting  Lender"  has  the  meaning  specified   in
Section 2.2(g)(ii).

          "Default Rate" means a fluctuating per annum interest rate at all times equal to the sum of the otherwise applicable Interest Rate plus two percent (2%). Each Default Rate shall be adjusted simultaneously with any change in the applicable Interest Rate.

          "Direct Loan Contract" means a Contract arising from a consumer loan made directly by the Borrower to the Contract
Debtor.

          "Direct  Loan  Eligible Contract" means a  Direct  Loan
Contract which is an Eligible Contract.

          "Distribution"  means, in respect of  any  corporation:
(a) the payment or making of any dividend or other distribution of property in respect of capital stock (or any options or warrants for or other rights with respect to such stock) of such corporation, other than distributions in capital stock (or any options or warrants for or other rights with respect to such stock) of the same class; or (b) the redemption or other acquisition by such corporation of any capital stock (or any options or warrants for such stock) of such corporation.

          "DOL" means the United States Department of Labor or any successor department or agency.

          "Dollar" and "$" means dollars in the lawful currency of the United States.

          "Eligible Assignee" means (a) a commercial bank, commercial finance company or other asset based lender, having total assets in excess of $1,000,000,000; (b) any Lender listed on the signature page of this Agreement; (c) any Affiliate of any Lender; and (d) if an Event of Default exists, any Person reasonably acceptable to the Agent.

          "Eligible Contracts" means only those Contracts which are either Vehicle Contracts or Direct Loan Contracts or Sales Finance Contracts which the Agent, in its sole discretion, deems eligible and which, without limiting the Agent's discretionary rights, satisfy at all times all of the following requirements as determined by the Agent in its sole and absolute discretion:

          (a) the Contract strictly complies with all of the Borrower's warranties and representations;

          (b)  the   Contract   Debtor   is  a  resident  of  the
continental United States;

          (c) no payment due under the Contract is more than fifty-nine (59) days contractually delinquent;

          (d) except as permitted in subparagraph (c), above, neither the Borrower nor the Contract Debtor is in default under the terms of the Contract;

          (e) the Contract is not subject to any defense, counterclaim, setoff, discount, or allowance;

          (f) the Borrower has not, within the immediately preceding 12-month period granted to the Contract Debtor more than two extensions of time (each not longer than one month) for the payment of any sum due under the Contract;

          (g) the terms of the Contract require that the unpaid principal balance thereof be payable in equal monthly payments which will amortize the full principal amount thereof over its scheduled term;

          (h)  the Contract is not a Modified Contract;

          (i) the terms of the Contract, the Security Documents therefor, and all other related documents have been executed by the Contract Debtor, and comply in all respects with all applicable laws;

          (j)  the  Contract  Debtor  is  not  an  Affiliate   or
employee of the Borrower;

          (k) the creditworthiness of the Contract Debtor is acceptable to the Agent;

          (l)  if the Contract is a Vehicle Contract, then:

               (i)  the  Contract is secured by a first priority,
perfected security interest in a new or used Vehicle and the Borrower has filed all documents with the department of motor vehicles and/or other appropriate agency of the state wherein the Vehicle is registered and paid all appropriate fees such that the Borrower is the registered first lien holder thereon;

               (ii) no funds used to pay any payment due under the Contract and no funds used to make the down payment for the Vehicle which is the subject of the Contract, were borrowed by the Contract Debtor from the Borrower;

               (iii) the remaining term of the Contract, secured by a Vehicle which was 8 or 9 model years old at the inception thereof, does not exceed twenty-four (24) months;

               (iv) to the extent that the Contract balance includes sums representing the financing of so-called "extended warranty plans," such plans are (i) in substantial compliance with all applicable consumer credit laws, including any and all special insurance laws relating thereto, and (ii) underwritten by
(x) a  major automobile manufacturer, or an affiliate thereof, or
(y) an independent reputable and financially sound insurance company;

               (v)   the  Vehicle  securing  repayment  of    the
Contract is insured against loss, with coverages and policy limits reasonably satisfactory to the Lender, including collision coverage; and

               (vi)  if  the  amount  paid by the Borrower to any
person for such Contract is equal to or more than $13,000, exclusive of amounts attributable to items included in the Contract for items other than the Vehicle which is the subject thereof (e.g., tax, license fees, extended warranty insurance, credit life and disability insurance, and property and collision insurance) then the Contract, the subject Vehicle, and the Contract Debtor meet the Borrower's `A' Guidelines.

          (m)  If the Contract is a Direct Loan Contract then:

               (i) the original term of the Contract does not exceed forty-eight (48) months;

               (ii)  the unpaid principal balance of the Contract
and the  aggregate principal balance of all other Contracts owing
by a Contract  Debtor  does  not   exceed  Ten  Thousand  Dollars
($10,000);

               (iii) if the Contract Debtor was or  is a Contract
Debtor under another Contract previously originated or acquired by the Borrower, then (1) the Contract Debtor's payment history under such prior or current Contract was satisfactory (which, in the case of a prior Contract means that the Contract Debtor has paid such Contract in full), and (2) the Contract Debtor shall have paid at least thirty percent (30%) of the original amount owing under such current Contract with funds other than those resulting from a new Contract or refinancing of another Contract.

               (iv)  if  the  Contract  Debtor  is not a Contract
Debtor under a Contract previously originated or acquired by  the
Borrower,   then   the  Contract  Debtor's  credit   history   is
satisfactory to the Lender,

               (v) repayment of the Contract is secured by a perfected security interest on the Contract Debtor's personal
property  or real   property provided  the real property is taken
as collateral out of an abundance of caution, and not as the primary collateral for the Contract;

               (vi) no portion of the loan evidenced by the Contract was made by the Borrower to the Contract Debtor for the purpose of financing the Contract Debtor's payment of a down payment on a Vehicle which is the subject of a motor vehicle retail installment contract; and

               (vii) no portion of the loan evidenced by the Contract was made by the Borrower for the purpose of providing funds to the Contract Debtor to pay amounts owing by the Contract
Debtor on another Contract owing to the Borrower.

          n.    The Contract has a scheduled maturity date  sixty
(60) months or less from the date of execution.

          "Environmental Claims" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability or responsibility for violation of any Environmental Law, or for a Release or injury to the environment.

          "Environmental Laws" means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, licenses, authorizations and permits of, and agreements with, any Governmental Authority, in each case relating to environmental, health, safety and land use matters.

          "Environmental Lien" means a Lien in favor of any Governmental Authority for (a) any liability under Environmental Laws, or (b) damages arising from, or costs incurred by such Governmental Authority in response to, a Release or threatened Release of a Contaminant into the environment.

          "Equipment" means all of the Borrower's now owned and hereafter acquired machinery, equipment, furniture, furnishings, fixtures, and other tangible personal property (except Inventory), including motor vehicles with respect to which a certificate of title has been issued, aircraft, dies, tools, jigs, and office equipment, as well as all of such types of property leased by the Borrower and all of the Borrower's rights and interests with respect thereto under such leases (including, without limitation, options to purchase); together with all present and future additions and accessions thereto, replacements therefor, component and auxiliary parts and supplies used or to be used in connection therewith, and all substitutes for any of the foregoing, and all manuals, drawings, instructions, warranties and rights with respect thereto; wherever any of the foregoing is located.

          "ERISA"  means the Employee Retirement Income  Security
Act of 1974, and regulations promulgated thereunder.

          "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Borrower within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

          "ERISA Event" means (a) a Reportable Event with respect to a Pension Plan, (b) a withdrawal by the Borrower or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under Section 4062(e) of ERISA, (c) a complete or partial withdrawal by the Borrower or any ERISA Affiliate from a Multi-employer Plan or notification that a Multi-employer Plan is in reorganization, (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multi-employer Plan, (e) the occurrence of an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multi-employer Plan, or (f) the imposition of any liability under Title IV of ERISA, other than for PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Borrower or any ERISA Affiliate.

          "Event  of  Default"  has  the  meaning  specified   in
Section 11.1.

          "Exchange  Act"  means the Securities Exchange  Act  of
1934, and regulations promulgated thereunder.

          "FDIC" means the Federal Deposit Insurance Corporation, and any Governmental Authority succeeding to any of its principal functions.

          "Federal Funds Rate" means, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate charged to the Bank on such day on such transactions as determined by the Agent.

          "Federal Reserve Board" means the Board of Governors of the Federal Reserve System or any successor thereto.

          "Financial Statements" means, according to the context in which it is used, the financial statements referred to in
Section 8.6 or any other financial statements required to be given to the Lenders pursuant to this Agreement.

          "Fiscal Year" means the Borrower's fiscal year for financial accounting purposes. The current Fiscal Year of the Borrower will end on March 31, 2001.

          "Funding Date" means the date on which a Borrowing occurs.

          "GAAP" means generally accepted accounting principles and practices set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the U.S. accounting profession), which are applicable to the circumstances as of the Closing Date.

          "General Adjustment Reserve" means a reserve, calculated as of the last day of each month on a cumulative basis for the Borrower's current Fiscal Year, in an amount equal to the excess, if any, of (a) the amount by which all unearned finance charges, unearned discounts, and non-refundable dealer reserve, computed on the basis of the actuarial method, over (b) the amount of such items as reflected on the Borrower's books and records.

          "General Intangibles" means all of the Borrower's now owned or hereafter acquired general intangibles, choses in action and causes of action and all other intangible personal property of the Borrower of every kind and nature (other than Accounts), including, without limitation, all contract rights, Proprietary Rights, corporate or other business records, inventions, designs, blueprints, plans, specifications, patents, patent applications, trademarks, service marks, trade names, trade secrets, goodwill, copyrights, computer software, customer lists, registrations, licenses, franchises, tax refund claims, any funds which may become due to the Borrower in connection with the termination of any Plan or other employee benefit plan or any rights thereto and any other amounts payable to the Borrower from any Plan or other employee benefit plan, rights and claims against carriers and shippers, rights to indemnification, business interruption insurance and proceeds thereof, property, casualty or any similar type of insurance and any proceeds thereof, proceeds of insurance covering the lives of key employees on which the Borrower is beneficiary, and any letter of credit, guarantee, claim, security interest or other security held by or granted to the Borrower.

          "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to
government,  and  any  corporation  or  other  entity  owned   or
controlled, through stock or capital ownership or otherwise, by any of the foregoing.

          "Gross Contract Payments" means, as of the date of determination, (i) with respect to an interest bearing Contract the outstanding balance thereof including all accrued but unpaid interest, fees, and other charges owing by the Contract Debtor and (ii) with respect to a precomputed Contract the outstanding balance thereof including all unearned interest, fees, and charges owing by the Contract Debtor.

          "Guaranty" means, with respect to any Person, all obligations of such Person which in any manner directly or indirectly guarantee or assure, or in effect guarantee or assure, the payment or performance of any indebtedness, dividend or other obligations of any other Person (the "guaranteed obligations"), or assure or in effect assure the holder of the guaranteed obligations against loss in respect thereof, including any such obligations incurred through an agreement, contingent or otherwise: (a) to purchase the guaranteed obligations or any property constituting security therefor; (b) to advance or supply funds for the purchase or payment of the guaranteed obligations or to maintain a working capital or other balance sheet condition; or (c) to lease property or to purchase any debt or equity securities or other property or services.

          "Hedge Agreement" means any and all transactions, agreements or documents now existing or hereafter entered into, which provides for an interest rate, credit, commodity or equity swap, cap, floor, collar, forward foreign exchange transaction, currency swap, cross currency rate swap, currency option, or any combination of, or option with respect to, these or similar transactions, for the purpose of hedging the Borrower's exposure to fluctuations in interest or exchange rates, loan, credit exchange, security or currency valuations or commodity prices.

          "Instruments" shall have the same meaning as given to that term in the UCC, and shall include all negotiable instruments, notes secured by mortgages or trust deeds, and any other writing which evidences a right to the payment of money and is not itself a security agreement or lease, and is of a type which is, in the ordinary course of business, transferred by delivery with any necessary endorsement or assignment.

          "Intercompany Accounts" means all assets and liabilities, however arising, which are due to the Borrower from, which are due from the Borrower to, or which otherwise arise from any transaction by the Borrower with any Affiliate of the Borrower.

          "Interest Period" means, as to any LIBOR Rate Loan, the period commencing on the Funding Date of such Loan or on the Continuation/Conversion Date on which the Loan is converted into or continued as a LIBOR Rate Loan, and ending on the date one, two, or three months thereafter as selected by the Borrower in its Notice of Borrowing, in the form attached hereto as Exhibit D, or Notice of Continuation/Conversion, in the form attached hereto as Exhibit E provided that:

               (a) if any Interest Period would otherwise end on a day that is not a Business Day, that Interest Period shall be extended to the following Business Day unless the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the preceding Business Day;

               (b) any Interest Period pertaining to a LIBOR Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

               (c) no Interest Period shall extend beyond the Stated Termination Date.

          "Interest Rate" means each or any of the interest rates, including the Default Rate, set forth in Section 3.1.

          "IRS"  means  the  Internal  Revenue  Service  and  any
Governmental  Authority  succeeding  to  any  of  its   principal
functions under the Code.

          "Latest Projections" means: (a) on the Closing Date and thereafter until the Agent receives new projections pursuant to Section 7.2(f), the projections of the Borrower's financial condition, results of operations, and cash flows, for the period commencing on April 1, 2000 and ending on March 31, 2003 and delivered to the Agent prior to the Closing Date; and (b) thereafter, the projections most recently received by the Agent pursuant to Section 7.2(f).

          "Lender" and "Lenders" have the meanings specified in the introductory paragraph hereof and shall include the Agent to the extent of any Agent Advance outstanding and the Bank to the extent of any Non-Ratable Loan outstanding; provided that no such Agent Advance or Non-Ratable Loan shall be taken into account in determining any Lender's Pro Rata Share.

          "LIBOR Rate" means, for any Interest Period, with respect to LIBOR Rate Loans, the rate of interest per annum determined pursuant to the following formula:

          LIBOR  Rate   = Offshore Base Rate
                         --------------------------------------
                          1.00 - Eurodollar Reserve Percentage

          Where,

               "Offshore Base Rate" means the rate  per
          annum appearing on Telerate Page 3750 (or any
          successor   page)  as  the  London  interbank
          offered  rate  for  deposits  in  Dollars  at
          approximately  11:00 a.m. (London  time)  two
          Business Days prior to the first day of  such
          Interest Period for a term comparable to such
          Interest Period.  If for any reason such rate
          is  not  available,  the Offshore  Base  Rate
          shall  be, for any Interest Period, the  rate
          per  annum  appearing on Reuters Screen  LIBO
          Page as the London interbank offered rate for
          deposits  in  Dollars at approximately  11:00
          a.m. (London time) two Business Days prior to
          the  first day of such Interest Period for  a
          term  comparable  to  such  Interest  Period;
          provided, however, if more than one  rate  is
          specified  on Reuters Screen LIBO  Page,  the
          applicable rate shall be the arithmetic  mean
          of all such rates.  If for any reason none of
          the   foregoing   rates  is  available,   the
          Offshore Base Rate shall be, for any Interest
          Period, the rate per annum determined by Agent as the rate of interest at which dollar deposits in the approximate amount of the LIBOR Rate Loan comprising part of such Borrowing would be offered by the Bank's
          London Branch to major banks in the offshore dollar market at their request at or about
          11:00 a.m. (London time) two Business Days prior to the first day of such Interest
          Period for a term comparable to such Interest
          Period.

               "Eurodollar  Reserve Percentage"  means,
          for  any day during any Interest Period,  the
          reserve  percentage (expressed as a  decimal,
          rounded upward to the next 1/100th of 1%)  in
          effect on such day applicable to member banks
          under regulations issued from time to time by
          the Federal Reserve Board for determining the
          maximum  reserve requirement  (including  any
          emergency,  supplemental  or  other  marginal
          reserve   requirement)   with   respect    to
          Eurocurrency funding (currently  referred  to
          as "Eurocurrency liabilities").  The Offshore
          Rate  for  each outstanding LIBOR  Rate  Loan
          shall  be  adjusted automatically as  of  the
          effective   date  of  any   change   in   the
          Eurodollar Reserve Percentage.

          "LIBOR Rate Loans" means the LIBOR Revolving Loans.

          "LIBOR Revolving Loan" means a Revolving Loan during any period in which it bears interest based on the LIBOR Rate.

          "Lien" means: (a) any interest in property securing an obligation owed to, or a claim by, a Person other than the owner of the property, whether such interest is based on the common law, statute, or contract, and including a security interest, charge, claim, or lien arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, agreement, security agreement, conditional sale or trust receipt or a lease, consignment or bailment for security purposes; (b) to the extent not included under clause (a), any reservation, exception, encroachment, easement, right-of-way, covenant, condition, restriction, lease or other title exception or encumbrance affecting property; and (c) any contingent or other agreement to provide any of the foregoing.

          "Loan Account" means the loan account of the Borrower, which account shall be maintained by the Agent.

          "Loan Documents" means this Agreement and any other agreements, instruments, and documents heretofore, now or hereafter evidencing, securing, guaranteeing or otherwise relating to the Obligations, the Collateral, or any other aspect of the transactions contemplated by this Agreement.

          "Loans" means, collectively, all loans and advances provided for in Article 2.

          "Loss Reserve Percentage" means the greater of (a) four percent (4%) or (b) the Net Charge-Off Percent as most recently calculated.

          "Majority  Lenders" means at any date of  determination
(a) Lenders whose Pro Rata Shares aggregate more than 66% as such percentage is determined under the definition of Pro Rata Share set forth herein; or (b) in the event there are only two (2) Lenders under this Agreement, both Lenders.

          "Margin Stock" means "margin stock" as such term is defined in Regulation T, U or X of the Federal Reserve Board.

          "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) or prospects of the Borrower or the Collateral; (b) a material impairment of the ability of the Borrower to perform under any Loan Document to which it is a party and to avoid any Event of Default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the Borrower of any Loan Document to which it is a party.

          "Maximum Revolver Amount" means $60,000,000.

          "Modified Contract" means a Contract which was, at any time, in default for failure to pay for more than 59 days after its original contractual due date and such Contract default was cured by adjusting or amending the contract terms, or accepting a reduce payment or otherwise, or the Contract was replaced with a new Contract with the Contract Debtor to accomplish any of the foregoing.

          "Multi-employer Plan" means a "multi-employer plan" as defined in Section 4001(a)(3) of ERISA which is or was at any time during the current year or the immediately preceding six (6) years contributed to by the Borrower or any ERISA Affiliate.

          "Net Balance" means, as of the date of determination, the Gross Contract Payments of a Contract less all unearned interest, fees, charges, and insurance premiums owing by the Contract Debtor.

          "Net Charge-Offs" for any period means the aggregate amount of all unpaid payments due under Contracts which have been charged off by the Borrower during such period, as reduced by the amount of all cash recoveries with respect to Contracts which had been charged off during previous periods or during such period. In computing the amount of the charge-offs, all charges made to the dealer reserve or to the dealer's discount shall be included.

          "Net Charge-Off Percent" means the percent, calculated as of the first day of each month, equal to (a) the aggregate amount of all Net Charge-Offs during each of the twelve (12) months immediately preceding the date of calculation, divided by
(b) the amount of the Net Balance owing under all Contracts outstanding as of the last day of each of the previous 12 months divided by twelve. For example, if the Borrower charged off $10,000 each month for 12 months and if the aggregate Net Balance outstanding at the end of the previous 12 months was $1,000,000 for 6 months and $1,200,000 for 6 months, the Net Charge-Off Percent would be 10.91% ($120,000/$1,100,000).

          "Net Contract Payments" means the remainder of the aggregate amount of all presently due and future, non-cancelable installment payments to be made under a Contract, Less the sum of all unearned finance charges, unearned fees, unearned dealer discounts, applicable reserves (including non-refundable dealer reserves), unearned insurance premiums, and other similar charges included therein and/or applicable thereto, as appropriate, and Less the Dealer Payment Reserve. Unearned dealer discounts and non-refundable dealer reserves shall be computed on an actuarial basis for purposes of computing the Net Contract Payments; provided, however, only unearned finance charges shall be deducted from the payments due for purposes of computing loss reserves under Section 9.20.

          "Net Number of Repossessions" means the number of Vehicles repossessed by the Borrower from Contract Debtors during the twelve calendar months immediately preceding the date of calculation, minus the number of such Vehicles which have been redeemed by such Contract Debtors.

          "Non-Ratable Loan" and "Non-Ratable Loans" have the meanings specified in Section 2.2(h).

          "Notice  of  Borrowing" has the  meaning  specified  in
Section 2.2(b).

          "Notice of Continuation/Conversion" has the meaning specified in Section 3.2(b).

          "Obligations" means all present and future loans, advances, liabilities, obligations, covenants, duties, and debts owing by the Borrower to the Agent and/or any Lender, arising under or pursuant to this Agreement or any of the other Loan Documents, whether or not evidenced by any note, or other instrument or document, whether arising from an extension of credit, acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect, absolute or contingent, due or to become due, primary or secondary, as principal or guarantor, and including all principal, interest, charges, expenses, fees, attorneys' fees, filing fees and any other sums chargeable to the Borrower hereunder or under any of the other Loan Documents. "Obligations" includes, without limitation, all debts, liabilities and obligations now or hereafter arising from or in connection with Bank Products.

          "Older Vehicle Contract Borrowing Base" means, as of any date of calculation, the amount of the Net Contract Payments payable under Eligible Vehicle Contracts which are secured by a lien on a Vehicle which is eight or nine model years old at the time such Contract was originated (excluding the model year in effect at the time the Contract was originated).

          "Oldest Vehicle Contract Borrowing Base" means, as of any date of calculation, the amount of the Net Contract Payments payable under Eligible Vehicle Contracts which are secured by a lien on a Vehicle which is ten model years old at the time such Contract was originated (excluding the model year in effect at the time the Contract was originated).

          "Other Taxes" means any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Documents.

          "Participant" means any Person who shall have been granted the right by any Lender to participate in the financing provided by such Lender under this Agreement, and who shall have entered into a participation agreement in form and substance satisfactory to such Lender.

          "Past Due Percent" means the percent, calculated as of the first day of each month, equal to (a) the Gross Contract Payments owing under all Contracts (excluding Contracts charged-off) as to which any portion of an installment due thereunder is 30 days or more past due as determined on a contractual basis as of the last day of each of the six months immediately preceding the date of calculation, divided by (b) the Gross Contract Payments owing under all Contracts (excluding Contracts charged-off) as of the last day of each of the six months immediately preceding the date of calculation. For example, if, as of the last day of the previous six months the Gross Contract Payments were $1,500,000 and on the same date the amount of Gross Contract Payments that were more than 30 days past due was $100,000 for three months and $150,000 for three months, the Past Due Percent would be 8 1/3% ($750,000/$9,000,000).

          "Payment Account" means each bank account established pursuant to Section 6.9, to which the proceeds of Accounts and other Collateral are deposited or credited, and which is maintained in the name of the Agent or the Borrower, as the Agent may determine, on terms acceptable to the Agent.

          "PBGC"  means the Pension Benefit Guaranty  Corporation
or   any  Governmental  Authority  succeeding  to  the  functions thereof.

          "Pending Revolving Loans" means, at any time, the aggregate principal amount of all Revolving Loans requested in any Notice of Borrowing received by the Agent which have not yet been advanced.

          "Pension  Plan"  means a pension plan  (as  defined  in
Section 3(2) of ERISA) subject to Title IV of ERISA which the Borrower sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a Multi-employer Plan has made contributions at any time during the immediately preceding five (5) plan years.

          "Permitted Liens" means:

               (a) Liens for taxes not delinquent or statutory Liens for taxes in an amount not to exceed $100,000 provided that the payment of such taxes which are due and payable is being contested in good faith and by appropriate proceedings diligently pursued and as to which adequate financial reserves have been established on Borrower's books and records and a stay of enforcement of any such Lien is in effect;

               (b)  the Agent's Liens;

               (c) Liens consisting of deposits made in the ordinary course of business in connection with, or to secure payment of, obligations under worker's compensation, unemployment insurance, social security and other similar laws, or to secure the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure indemnity, performance or other similar bonds for the performance of bids, tenders or contracts (other than for the repayment of borrowed money) or to secure statutory obligations (other than liens arising under ERISA or Environmental Liens) or surety or appeal bonds, or to secure indemnity, performance or other similar bonds;

               (d) Liens securing the claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons, provided that if any such Lien arises from the nonpayment of such claims or demand when due, such claims or demands do not exceed $100,000 in the aggregate;

               (e) Liens constituting encumbrances in the nature of reservations, exceptions, encroachments, easements, rights of way, covenants running with the land, and other similar title exceptions or encumbrances affecting any Real Estate; provided that they do not in the aggregate materially detract from the value of the Real Estate or materially interfere with its use in the ordinary conduct of the Borrower's business; and

               (f) Liens arising from judgments and attachments in connection with court proceedings provided that the attachment or enforcement of such Liens would not result in an Event of Default hereunder and such Liens are being contested in good faith by appropriate proceedings, adequate reserves have been set aside and no material Property is subject to a material risk of loss or forfeiture and the claims in respect of such Liens are fully covered by insurance (subject to ordinary and customary deductibles) and a stay of execution pending appeal or proceeding for review is in effect.

          "Person"  means  any  individual, sole  proprietorship,
partnership,  limited  liability company, joint  venture,  trust,
unincorporated     organization,    association,     corporation,
Governmental Authority, or any other entity.

          "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which the Borrower sponsors or maintains or to which the Borrower makes, is making, or is obligated to make contributions and includes any Pension Plan.

          "Property" means any interest in any kind of property or asset, whether personal or real property, or mixed, or tangible, or intangible.

          "Pro Rata Share" means, with respect to a Lender, a fraction (expressed as a percentage), the numerator of which is the amount of such Lender's Commitment and the denominator of which is the sum of the amounts of all of the Lenders' Commitments, or if no Commitments are outstanding, a fraction (expressed as a percentage), the numerator of which is the amount of Obligations owed to such Lender and the denominator of which is the aggregate amount of the Obligations owed to the Lenders, in each case giving effect to a Lender's participation in Non-Ratable Loans and Agent Advances.

          "Proprietary Rights" means all of the Borrower's now owned and hereafter arising or acquired: licenses, franchises, permits, patents, patent rights, copyrights, works which are the subject matter of copyrights, trademarks, service marks, trade names, trade styles, patent, trademark and service mark applications, and all licenses and rights related to any of the foregoing, and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations, and continuations-in-part of any of the foregoing, and all rights to sue for past, present and future infringement of any of the foregoing.

          "Real Estate" means all of the Borrower's now or hereafter owned or leased estates in real property, including, without limitation, all fees, leaseholds and future interests, together with all of the Borrower's now or hereafter owned or leased interests in the improvements thereon, the fixtures attached thereto and the easements appurtenant thereto.

          "Release" means a release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration of a Contaminant into the indoor or outdoor environment or into or out of any Real Estate or other property, including the movement of Contaminants through or in the air, soil, surface water, groundwater or Real Estate or other property.

          "Reportable Event" means, any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.

          "Repossessed Adjustment Percent" means (a) one percentage point when the Repossessed Percent is equal to or greater than twenty-five percent (25%), but less than twenty-six percent (26%), and (b) two percentage points when the Repossessed Percent is equal to or greater than twenty-six percent (26%).

          "Repossession Percent" means the percent, calculated as of the first day of each month, equal to (a) the repossession value of all Vehicles which the Borrower has repossessed and which, as of the last day of the preceding month, was reflected as an asset on the Borrower's books divided by (b) the Net Balance owing under all Vehicle Contracts (excluding Vehicle Contracts charged-off) outstanding as of the last day of each of the previous twelve (12) months divided by twelve. For example, if 10 Vehicles having a total repossession value of $50,000 had at any time been repossessed by Borrower and were reflected as assets on the books of Borrower at the end of a month and for the preceding 12 months the Net Balance was $1,000,000 for four (4) months, $1,500,000 for four (4) months and $2,000,000 for four
(4)   months,   the  Repossession  Percent  would   be   3   1/3%
($50,000/$1,500,000).

          "Repossessed  Percent"  means,  as  of  any   date   of
calculation, the percent resulting from dividing the Net Number of Repossessions by the Average Monthly Number of Vehicle
Contracts.

          "Required Lenders" means at any time (a) Lenders whose Pro Rata Shares aggregate more than fifty percent (50%) as such percentage is determined under the definition of Pro Rata Share set forth herein, or (b) in the event there are only two (2) Lenders under this Agreement, either Lender.

          "Requirement of Law" means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

          "Responsible Officer" means the chief executive officer or the president of the Borrower, or any other officer having substantially the same authority and responsibility; or, with respect to compliance with financial covenants and the preparation of the Borrowing Base Certificate, the chief financial officer or the treasurer of the Borrower, or any other officer having substantially the same authority and responsibility.

          "Restricted Investment" means, as to the Borrower, any acquisition of property by the Borrower in exchange for cash or other property, whether in the form of an acquisition of stock, debt, or other indebtedness or obligation, or the purchase or acquisition of any other property, or a loan, advance, capital contribution, or subscription, except the following: (a)
acquisitions of Equipment to be used in the business of the Borrower so long as the acquisition costs thereof constitute Capital Expenditures permitted hereunder; (b) acquisitions of Inventory in the ordinary course of business of the Borrower; (c) acquisitions of current assets acquired in the ordinary course of business of the Borrower; (d) direct obligations of the United States of America, or any agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within one year from the date of acquisition thereof; (e) acquisitions of certificates of deposit maturing
within   one   year  from  the  date  of  acquisition,   bankers'
acceptances, Eurodollar bank deposits, or overnight bank deposits, in each case issued by, created by, or with a bank or trust company organized under the laws of the United States of America or any state thereof having capital and surplus aggregating at least $100,000,000; (f) acquisitions of commercial paper given a rating of "A2" or better by Standard & Poor's Corporation or "P2" or better by Moody's Investors Service, Inc. and maturing not more than 90 days from the date of creation thereof; and (g) Hedge Agreements.

          "Revolving   Loans"  has  the  meaning   specified   in
Section 2.2 and includes each Agent Advance and Non-Ratable Loan.

          "Sales Finance Contracts" mean Contracts which are purchased from Dealers and which arise from a consumer purchasing consumer goods (other than a Vehicle) from Dealers.

          "Security Documents" means all security agreements, chattel mortgages, deeds of trust, mortgages, or other security instruments, guaranties, sureties, and agreements of every type and nature (including certificates of title) securing the obligations of Contract Debtors under Contracts.

          "Settlement" and "Settlement Date" have the meanings specified in Section 2.2(j)(i).

          "Solvent" means when used with respect to any Person that at the time of determination:

          (a) the assets of such Person, at a fair valuation, are in excess of the total amount of its debts (including contingent liabilities); and

          (b) the present fair saleable value of its assets is greater than its probable liability on its existing debts as such debts become absolute and matured; and

          (c) it is then able and expects to be able to pay its debts (including contingent debts and other commitments) as they mature; and

          (d) it has capital sufficient to carry on its business as conducted and as proposed to be conducted.

For purposes of determining whether a Person is Solvent, the amount of any contingent liability shall be computed as the amount that, in light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

          "Stated Termination Date" means November 30, 2002.

          "Subordinated Debt" means all debt of the Borrower which is subordinated to the Obligations pursuant to a written subordination agreement the terms of which are satisfactory to the Agent in its sole and absolute discretion.

          "Subsidiary" of a Person means any corporation, association, partnership, limited liability company, joint venture or other business entity of which more than fifty percent (50%) of the voting stock or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof. Unless the context otherwise clearly requires, references herein to a "Subsidiary" refer to a Subsidiary of the Borrower.

          "Taxes" means any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, such taxes (including income taxes or franchise taxes) as are imposed on or measured by the Agent's or each Lender's net income in any jurisdiction (whether federal, state or local and including any political subdivision thereof) under the laws of which such Lender or the Agent, as the case may be, is organized or maintains a lending office.

          "Termination Date" means the earliest to occur of (i) the Stated Termination Date, (ii) the date the Total Facility is terminated either by the Borrower pursuant to Section 4.2 or by the Majority Lenders pursuant to Section 11.2, and (iii) the date this Agreement is otherwise terminated for any reason whatsoever pursuant to the terms of this Agreement.

          "UCC" means the Uniform Commercial Code (or any successor statute), as in effect from time to time, of the State of New York or of any other state the laws of which are required as a result thereof to be applied in connection with the issue of perfection of security interests.

          "Unfunded Pension Liability" means the excess of a Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

          "Uninsured Contracts" means Vehicle Contracts which would constitute Eligible Vehicle Contracts except that the Vehicle securing repayment of the Contract is not insured against loss.

          "Unused  Line Fee" has the meaning specified in Section
3.5.

          "Vehicle" means any new or used, two-axeled, automobile or light-duty truck, together with all equipment sold or financed in connection therewith.

          "Vehicle   Contract"   means  a   Contract   (including
Uninsured Vehicle Contracts) which is a motor vehicle retail installment contract arising from the purchase of a Vehicle.

     1.2  Accounting Terms.

         Any accounting term used in this Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given in accordance with GAAP, and all financial computations hereunder shall be computed, unless otherwise
specifically  provided  herein,  in  accordance  with   GAAP   as
consistently applied and using the same method for inventory valuation as used in the preparation of the Financial Statements.

     1.3  Interpretive Provisions.
          (a)   The  meanings  of  defined  terms   are   equally
applicable to the singular and plural forms of the defined terms.

          (b) The words "hereof," "herein," "hereunder" and similar words refer to this Agreement as a whole and not to any particular provision of this Agreement; and Subsection, Section, Schedule and Exhibit references are to this Agreement unless otherwise specified.

          (c)   (i)   The term "documents" includes any  and  all
instruments, documents, agreements, certificates, indentures, notices and other writings, however evidenced.

               (ii) The term "including" is not limiting and means "including without limitation."

               (iii) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including," the words "to" and "until" each mean "to but excluding" and the word "through" means "to and including."

          (d) Unless otherwise expressly provided herein, (i) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document, and (ii) references to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

          (e) The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.

          (f) This Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters. All such limitations, tests and measurements are cumulative and shall each be performed in accordance with their terms.

          (g) This Agreement and the other Loan Documents are the result of negotiations among and have been reviewed by counsel to the Agent, the Borrower and the other parties, and are the products of all parties. Accordingly, they shall not be construed against the Lenders or the Agent merely because of the Agent's or Lenders' involvement in their preparation.

                            ARTICLE 2

                              LOANS

     2.1  Total Facility.

         Subject to all of the terms and conditions of this Agreement, the Lenders severally agree to make available a total credit facility of up to the Maximum Revolver Amount for the Borrower's use from time to time during the term of this Agreement. The Total Credit Facility shall be composed of a revolving line of credit consisting of Revolving Loans up to the Borrowing Base.

     2.2  Revolving Loans.

          (a)Amounts. Subject to the satisfaction of the conditions precedent set forth in Article 10, each Lender severally, but not jointly, agrees, upon the Borrower's request from time to time on any Business Day during the period from the Closing Date to the Termination Date, to make revolving loans (the "Revolving Loans") to the Borrower in amounts not to exceed (except for the Bank with respect to Non-Ratable Loans and except for the Agent with respect to Agent Advances) such Lender's Pro Rata Share of the Borrowing Base. The Lenders, however, in their unanimous discretion, may elect to make Revolving Loans in excess of the Availability on one or more occasions, but if they do so, neither the Agent nor the Lenders shall be deemed thereby to have changed the limits of the Borrowing Base or to be obligated to exceed such limits on any other occasion. If the Aggregate Revolver Outstandings exceed the Borrowing Base, the Lenders may refuse to make or otherwise restrict the making of Revolving Loans as the Lenders determine until such excess has been eliminated, subject to the Agent's authority, in its sole discretion, to make Agent Advances pursuant to the terms of
Section 2.2(i).

          (b) Procedure for Borrowing. (1) Each Borrowing shall be made upon the Borrower's irrevocable written notice delivered to the Agent in the form of a notice of borrowing ("Notice of Borrowing") together with a Borrowing Base Certificate reflecting sufficient Availability, which must be received by the Agent prior to 11:00 a.m. (New York time) (i) three Business Days prior to the requested Funding Date, in the case of LIBOR Rate Loans and (ii) no later than 11:00 a.m. on the requested Funding Date, in the case of Base Rate Loans, specifying:

                    (A) the amount of the Borrowing which in the case of a LIBOR Rate Loan may not be less than $1,000,000;

                    (B)   the requested Funding Date, which shall
be a Business Day;

                    (C)   whether  the Revolving Loans  requested
are to be Base Rate Revolving Loans or LIBOR Revolving Loans (and if not specified, it shall be deemed a request for a Base Rate
Revolving Loan); and

                    (D) the duration of the Interest Period if the requested Revolving Loans are to be LIBOR Revolving Loans. If the Notice of Borrowing fails to specify the duration of the Interest Period for any Borrowing comprised of LIBOR Rate Loans, such Interest Period shall be one month; provided, however, that with respect to the Borrowing to be made on the Closing Date, such Borrowings will consist of Base Rate Revolving Loans only.

               (2) With respect to any request for Base Rate Revolving Loans, in lieu of delivering the above-described Notice of Borrowing the Borrower may give the Agent telephonic notice of such request by the required time, with such telephonic notice to be confirmed in writing within 24 hours of the giving of such notice but the Agent at all times shall be entitled to rely on such telephonic notice in making such Revolving Loans, regardless of whether any such confirmation is received by Agent.

               (3) The Borrower shall have no right to request a LIBOR Rate Loan while a Default or Event of Default has occurred and is continuing.

          (c) Reliance upon Authority. The Borrower shall deliver to the Agent, prior to the Closing Date, a writing setting forth the account of the Borrower to which the Agent is authorized to transfer the proceeds of the Revolving Loans requested pursuant to this Section 2.2. which account shall be reasonably satisfactory to the Agent. The Agent shall be entitled to rely conclusively on any person's request for Revolving Loans on behalf of the Borrower, the proceeds of which are to be transferred to the account specified by the Borrower pursuant to the immediately preceding sentence, until the Agent receives written notice from the Borrower that the proceeds of the Revolving Loans are to be sent to a different account. The Agent shall have no duty to verify the identity of any individual representing himself or herself as a person authorized by the Borrower to make such requests on its behalf.

          (d) No Liability. The Agent shall not incur any liability to the Borrower as a result of acting upon any notice referred to in Sections 2.2(b) and (c), which notice the Agent believes in good faith to have been given by an officer or other person duly authorized by the Borrower to request Revolving Loans on its behalf or for otherwise acting in good faith under this
Section 2.2, and the crediting of Revolving Loans to the Borrower's deposit account, as the Borrower shall direct, shall conclusively establish the obligation of the Borrower to repay such Revolving Loans as provided herein.

          (e) Notice Irrevocable. Any Notice of Borrowing (or telephonic notice in lieu thereof) made pursuant to
Section 2.2(b) shall be irrevocable and the Borrower shall be bound to borrow the funds requested therein in accordance therewith.

          (f) Agent's Election. Promptly after receipt of a Notice of Borrowing (or telephonic notice in lieu thereof) pursuant to Section 2.2(b), the Agent shall elect, in its discretion, (i) to have the terms of Section 2.2(g) apply to such requested Borrowing, or (ii) to request the Bank to make a Non-Ratable Loan pursuant to the terms of Section 2.2(h) in the amount of the requested Borrowing; provided, however, that if the Bank declines in its sole discretion to make a Non-Ratable Loan pursuant to Section 2.2(h), the Agent shall elect to have the terms of Section 2.2(g) apply to such requested Borrowing.

          (g) Making of Revolving Loans. (i) In the event that the Agent shall elect to have the terms of this Section 2.2(g) apply to a requested Borrowing as described in Section 2.2(f), then promptly after receipt of a Notice of Borrowing or telephonic notice pursuant to Section 2.2(b), the Agent shall notify the Lenders by telecopy, telephone or other similar form of transmission, of the requested Borrowing. Each Lender shall make the amount of such Lender's Pro Rata Share of the requested Borrowing available to the Agent in immediately available funds, to such account of the Agent as the Agent may designate, not later than 11:00 a.m., (New York time) on the Funding Date applicable thereto. After the Agent's receipt of the proceeds of such Revolving Loans, the Agent shall make the proceeds of such Revolving Loans available to the Borrower on the applicable Funding Date by transferring same day funds equal to the proceeds of such Revolving Loans received by the Agent to the account of the Borrower, designated in writing by the Borrower and acceptable to the Agent; provided, however, that the amount of Revolving Loans so made on any date shall in no event exceed the Availability on such date.

          (ii) Unless the Agent receives notice from a Lender on or prior to the Closing Date or, with respect to any Borrowing after the Closing Date, at least one Business Day prior to the date of such Borrowing, that such Lender will not make available as and when required hereunder to the Agent for the account of the Borrower the amount of that Lender's Pro Rata Share of the Borrowing, the Agent may assume that each Lender has made such amount available to the Agent in immediately available funds on the Funding Date and the Agent may (but shall not be so required), in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent any Lender shall not have made its full amount available to the Agent in immediately available funds and the Agent in such circumstances has made available to the Borrower such amount, that Lender shall on the Business Day following such Funding Date make such amount available to the Agent, together with interest at the Federal Funds Rate for each day during such period. A notice by the Agent submitted to any Lender with respect to amounts owing under this subsection shall be conclusive, absent manifest error. If such amount is so made available, such payment to the Agent shall constitute such Lender's Revolving Loan for all purposes of this Agreement. If such amount is not made available to the Agent on the Business Day following the Funding Date, the Agent will notify the Borrower of such failure to fund and, upon demand by the Agent, the Borrower shall pay such amount to the Agent for the Agent's account, together with interest thereon for each day elapsed since the date of such Borrowing, at a rate per annum equal to the Interest Rate applicable at the time to the Revolving Loans comprising such Borrowing. The failure of any Lender to make any Revolving Loan on any Funding Date (any such Lender, prior to the cure of such failure, being hereinafter referred to as a "Defaulting Lender") shall not relieve any other Lender of any obligation hereunder to make a Revolving Loan on such Funding Date, but no Lender shall be responsible for the failure of any other Lender to make the Revolving Loan to be made by such other Lender on any Funding Date.

          (iii) The Agent shall not be obligated to transfer to a Defaulting Lender any payments made by Borrower to the Agent for the Defaulting Lender's benefit; nor shall a Defaulting
Lender be entitled to the sharing of any payments hereunder. Amounts payable to a Defaulting Lender shall instead be paid to or retained by the Agent. The Agent may hold and, in its discretion, re-lend to Borrower the amount of all such payments received or retained by it for the account of such Defaulting Lender. Any amounts so re-lent to the Borrower shall bear interest at the rate applicable to Base Rate Revolving Loans and for all other purposes of this Agreement shall be treated as if they were Revolving Loans, provided, however, that for purposes of voting or consenting to matters with respect to the Loan Documents and determining Pro Rata Shares, such Defaulting Lender shall be deemed not to be a "Lender". Until a Defaulting Lender cures its failure to fund its Pro Rata Share of any Borrowing (A) such Defaulting Lender shall not be entitled to any portion of the Unused Line Fee and (B) the Unused Line Fee shall accrue in favor of the Lenders which have funded their respective Pro Rata Shares of such requested Borrowing and shall be allocated among such performing Lenders ratably based upon their relative Commitments. This Section shall remain effective with respect to such Lender until such time as the Defaulting Lender shall no longer be in default of any of its obligations under this Agreement. The terms of this Section shall not be construed to increase or otherwise affect the Commitment of any Lender, or relieve or excuse the performance by the Borrower of its duties and obligations hereunder.

          (h) Making of Non-Ratable Loans. (i) In the event the Agent shall elect, with the consent of the Bank, to have the terms of this Section 2.2(h) apply to a requested Borrowing as described in Section 2.2(f), the Bank shall make a Revolving Loan in the amount of such Borrowing (any such Revolving Loan made solely by the Bank pursuant to this Section 2.2(h) being referred to as a "Non-Ratable Loan" and such Revolving Loans being referred to collectively as "Non-Ratable Loans") available to the Borrower on the Funding Date applicable thereto by transferring same day funds to an account of the Borrower, designated in writing by the Borrower and acceptable to the Agent. Each Non-
Ratable Loan shall be subject to all the terms and conditions applicable to other Revolving Loans except that all payments thereon shall be payable to the Bank solely for its own account (and for the account of the holder of any participation interest with respect to such Revolving Loan). The Agent shall not request the Bank to make any Non-Ratable Loan if (A) the Agent shall have received written notice from any Lender that one or more of the applicable conditions precedent set forth in Article 10 will not be satisfied on the requested Funding Date for the applicable Borrowing, or (B) the requested Borrowing would exceed the Availability on such Funding Date. The Agent shall not otherwise be required to determine whether the applicable conditions precedent set forth in Article 10 have been satisfied or the requested Borrowing would exceed the Availability on the Funding Date applicable thereto prior to making, in its sole discretion, any Non-Ratable Loan.

          (ii) The Non-Ratable Loans shall be secured by the Agent's Liens in and to the Collateral, shall constitute Revolving Loans and Obligations hereunder, and shall bear interest at the rate applicable to the Revolving Loans from time to time.

          (i) Agent Advances. (i) Subject to the limitations set forth in the provisos contained in this Section 2.2(i), the Agent is hereby authorized by the Borrower and the Lenders, from time to time in the Agent's sole discretion, (A) after the occurrence of a Default or an Event of Default, or (B) at any time that any of the other applicable conditions precedent set forth in Article 10 have not been satisfied, to make Base Rate Revolving Loans to the Borrower on behalf of the Lenders which the Agent, in its reasonable business judgment, deems necessary or desirable (1) to preserve or protect the Collateral, or any portion thereof, (2) to enhance the likelihood of, or maximize the amount of, repayment of the Loans and other Obligations, or
(3) to pay any other amount chargeable to the Borrower pursuant to the terms of this Agreement, including costs, fees and expenses as described in Section 15.7 (any of the advances described in this Section 2.2(i) being hereinafter referred to as "Agent Advances"); provided, that the Required Lenders may at any time revoke the Agent's authorization contained in this Section 2.2(i) to make Agent Advances, any such revocation to be in writing and to become effective prospectively upon the Agent's receipt thereof;

          (ii) The Agent Advances shall be repayable on demand and secured by the Agent's Liens in and to the Collateral, shall constitute Revolving Loans and Obligations hereunder, and shall bear interest at the rate applicable to Base Rate Revolving Loans from time to time. The Agent shall notify each Lender in writing of each such Agent Advance.

          (j) Settlement. It is agreed that each Lender's funded portion of the Revolving Loans is intended by the Lenders to be equal at all times to such Lender's Pro Rata Share of the outstanding Revolving Loans. Notwithstanding such agreement, the Agent, the Bank, and the other Lenders agree (which agreement shall not be for the benefit of or enforceable by the Borrower) that in order to facilitate the administration of this Agreement and the other Loan Documents, settlement among them as to the Revolving Loans, the Non-Ratable Loans and the Agent Advances shall take place on a periodic basis in accordance with the following provisions:

          (i) The Agent shall request settlement ("Settlement") with the Lenders on at least a weekly basis, or on a more frequent basis if so determined by the Agent, (A) on behalf of the Bank, with respect to each outstanding Non-Ratable Loan, (B) for itself, with respect to each Agent Advance, and (C) with respect to collections received, in each case, by notifying the Lenders of such requested Settlement by telecopy, telephone or other similar form of transmission, of such requested Settlement, no later than 12:00 noon (New York time) on the date of such requested Settlement (the "Settlement Date"). Each Lender (other than the Bank, in the case of Non-Ratable Loans and the Agent in the case of Agent Advances) shall make the amount of such Lender's Pro Rata Share of the outstanding principal amount of the Non-Ratable Loans and Agent Advances with respect to which Settlement is requested available to the Agent, to such account of the Agent as the Agent may designate, not later than 3:00 p.m. (New York time), on the Settlement Date applicable thereto, which may occur before or after the occurrence or during the continuation of a Default or an Event of Default and whether or not the applicable conditions precedent set forth in Article 10 have then been satisfied. Such amounts made available to the Agent shall be applied against the amounts of the applicable Non-Ratable Loan or Agent Advance and, together with the portion of such Non-Ratable Loan or Agent Advance representing the Bank's Pro Rata Share thereof, shall constitute Revolving Loans of such Lenders. If any such amount is not made available to the Agent by any Lender on the Settlement Date applicable thereto, the Agent shall (A) on behalf of the Bank, with respect to each outstanding Non-Ratable Loan, and (B) for itself, with respect to each Agent Advance be entitled to recover such amount on demand from such Lender together with interest thereon at the Federal Funds Rate for the first three (3) days from and after the
Settlement Date and thereafter at the Interest Rate then applicable to the Revolving Loans.

          (ii)  Notwithstanding the foregoing, not more than  one
(1) Business Day after demand is made by the Agent (whether before or after the occurrence of a Default or an Event of Default and regardless of whether the Agent has requested a Settlement with respect to a Non-Ratable Loan or Agent Advance), each other Lender (A) shall irrevocably and unconditionally purchase and receive from the Bank or the Agent, as applicable, without recourse or warranty, an undivided interest and participation in such Non-Ratable Loan or Agent Advance equal to such Lender's Pro Rata Share of such Non-Ratable Loan or Agent Advance and (B) if Settlement has not previously occurred with respect to such Non-Ratable Loans or Agent Advances, upon demand by Bank or Agent, as applicable, shall pay to Bank or Agent, as applicable, as the purchase price of such participation an amount equal to one-hundred percent (100%) of such Lender's Pro Rata
Share of such Non-Ratable Loans or Agent Advances. If such amount is not in fact made available to the Agent by any Lender, the Agent shall be entitled to recover such amount on demand from such Lender together with interest thereon at the Federal Funds Rate for the first three (3) days from and after such demand and thereafter at the Interest Rate then applicable to Base Rate Revolving Loans.

          (iii) From and after the date, if any, on which any Lender purchases an undivided interest and participation in any Non-Ratable Loan or Agent Advance pursuant to clause (ii) preceding, the Agent shall promptly distribute to such Lender, such Lender's Pro Rata Share of all payments of principal and interest and all proceeds of Collateral received by the Agent in respect of such Non-Ratable Loan or Agent Advance.

          (iv) Between Settlement Dates, the Agent, to the extent no Agent Advances are outstanding, may pay over to the Bank any payments received by the Agent, which in accordance with the terms of this Agreement would be applied to the reduction of the Revolving Loans, for application to the Bank's Revolving Loans including Non-Ratable Loans. If, as of any Settlement Date, collections received since the then immediately preceding Settlement Date have been applied to the Bank's Revolving Loans (other than to Non-Ratable Loans or Agent Advances in which such Lender has not yet funded its purchase of a participation pursuant to Section 2.2(j)(ii) above), as provided for in the previous  sentence,  the Bank shall pay  to  the  Agent  for  the accounts of the Lenders, to be applied to the outstanding Revolving Loans of such Lenders, an amount such that each Lender shall, upon receipt of such amount, have, as of such Settlement Date, its Pro Rata Share of the Revolving Loans. During the period between Settlement Dates, the Bank with respect to Non-Ratable Loans, the Agent with respect to Agent Advances, and each Lender with respect to the Revolving Loans other than Non-Ratable Loans and Agent Advances, shall be entitled to interest at the applicable rate or rates payable under this Agreement on the actual average daily amount of funds employed by the Bank, the Agent and the other Lenders.

          (k) Notation. The Agent shall record on its books the principal amount of the Revolving Loans owing to each Lender, including the Non-Ratable Loans owing to the Bank, and the Agent Advances owing to the Agent, from time to time. In addition, each Lender is authorized, at such Lender's option, to note the date and amount of each payment or prepayment of principal of such Lender's Revolving Loans in its books and records, including computer records, such books and records constituting presumptive evidence, absent manifest error, of the accuracy of the information contained therein.

          (l) Lenders' Failure to Perform. All Revolving Loans (other than Non-Ratable Loans and Agent Advances) shall be made by the Lenders simultaneously and in accordance with their Pro Rata Shares. It is understood that (i) no Lender shall be responsible for any failure by any other Lender to perform its obligation to make any Revolving Loans hereunder, nor shall any Commitment of any Lender be increased or decreased as a result of any failure by any other Lender to perform its obligation to make any Revolving Loans hereunder, (ii) no failure by any Lender to perform its obligation to make any Revolving Loans hereunder shall excuse any other Lender from its obligation to make any Revolving Loans hereunder, and (iii) the obligations of each Lender hereunder shall be several, not joint and several.

     2.3  Existing Indebtedness.

       Borrower acknowledges and confirms that, as of the Closing Date, it is indebted to the Existing Lender without defense, set-off or counter-claim under the Existing Credit Agreement. This Agreement amends and restates the Existing Credit Agreement and the Borrower's indebtedness under the Existing Credit Agreement shall be deemed to constitute a Loan hereunder. The execution and delivery of this Agreement and the other Loan Documents, however, does not evidence or represent a refinancing, repayment, accord and/or satisfaction or novation of the Borrower's indebtedness under the Existing Credit Agreement. All of the Lenders' obligations to Borrowers with respect to Loans to be made concurrently herewith or hereafter are set forth in this Agreement. All liens and security interests previously granted to the Existing Lender pursuant to the Existing Credit Agent are acknowledged and reconfirmed and remain in full force and effect and are not intended to be released, replaced or impaired. Bank Products.

     2.4  Bank Products.

     The Borrower may request and the Bank may, in its sole and absolute discretion, arrange for the Borrower to obtain from the Bank or the Bank's Affiliates Bank Products although the Borrower is not required to do so. To the extent Bank Products are provided by an Affiliate of the Bank, the Borrower agrees to indemnify and hold the Bank and the Lenders harmless from any and all costs and obligations now or hereafter incurred by the Bank or any of the Lenders which arise from the indemnity given by the Bank to its Affiliates related to such Bank Products; provided, however, nothing contained herein is intended to limit the Borrower's rights, with respect to the Bank or its Affiliates, if any, which arise as a result of the execution of documents by and between the Borrower and the Bank which relate to Bank Products. The agreement contained in this Section shall survive termination of this Agreement. The Borrower acknowledges and agrees that the obtaining of Bank Products from the Bank or the Bank's Affiliates
(a)  is  in the sole and absolute discretion of the Bank  or  the
Bank's Affiliates, and (b) is subject to all rules and regulations of the Bank or the Bank's Affiliates.





                            ARTICLE 3

                        INTEREST AND FEES

     3.1  Interest.


          (a) Interest Rates. All outstanding Obligations shall bear interest on the unpaid principal amount thereof (including, to the extent permitted by law, on interest thereon not paid when due) from the date made until paid in full in cash at a rate determined by reference to the Base Rate or the LIBOR Rate and Sections 3.1(a)(i), or (ii), as applicable, but not to exceed the Maximum Rate described in Section 3.3. Subject to the provisions of Section 3.2, any of the Loans may be converted into, or continued as, Base Rate Loans or LIBOR Rate Loans in the manner provided in Section 3.2. If at any time Loans are outstanding with respect to which notice has not been delivered to the Agent in accordance with the terms of this Agreement specifying the basis for determining the interest rate applicable thereto, then those Loans shall be Base Rate Loans and shall bear interest at a rate determined by reference to the Base Rate until notice to the contrary has been given to the Agent in accordance with this Agreement and such notice has become effective. Except as otherwise provided herein, the outstanding Obligations shall bear interest as follows:

               (i)   For all Base Rate Revolving Loans and  other
Obligations  (other  than  LIBOR  Revolving  Rate  Loans)  at   a
fluctuating per annum rate equal to the Base Rate plus the Applicable Margin; and

               (ii) For all LIBOR Revolving Loans at a per annum rate equal to the LIBOR Rate plus the Applicable Margin.

Each change in the Base Rate shall be reflected in the interest rate described in clauses (i) and (ii) above as of the effective date of such change. All interest charges shall be computed on the basis of a year of 360 days and actual days elapsed (which results in more interest being paid than if computed on the basis of a 365-day year). Interest accrued on all Loans will be payable in arrears on the fifteenth day of each month hereafter and on the Termination Date.

          (b) Default Rate. If any Default or Event of Default occurs and is continuing and the Agent or the Majority Lenders in their discretion so elect, then, while any such Default or Event of Default is continuing, all of the Obligations shall bear interest at the Default Rate applicable thereto.

     3.2  Continuation and Conversion Elections.

          (a) The Borrower may, upon irrevocable written notice to the Agent in accordance with Section 3.2(b):

               (i) elect, as of any Business Day, in the case of Base Rate Loans to convert any such Loans (or any part thereof in an amount not less than $5,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into LIBOR Rate Loans; or

               (ii) elect, as of the last day of the applicable Interest Period, to continue any LIBOR Rate Loans having Interest Periods expiring on such day (or any part thereof in an amount not less than $1,000,000, or that is in an integral multiple of $1,000,000 in excess thereof); provided , that if at any time the aggregate amount of LIBOR Rate Loans in respect of any Borrowing is reduced, by payment, prepayment, or conversion of part thereof to be less than $1,000,000, such LIBOR Rate Loans shall automatically convert into Base Rate Loans, and on and after such date the right of the Borrower to continue such Loans as, and convert such Loans into, LIBOR Rate Loans, as the case may be, shall terminate, and provided further that if the notice shall fail to specify the duration of the Interest Period, such Interest Period shall be one month.

          (b) The Borrower shall deliver a notice of conversion/continuation ("Notice of Continuation/Conversion") to be received by the Agent not later than 11:00 a.m. (New York time) at least three (3) Business Days in advance of the Continuation/Conversion Date, if the Loans are to be converted into or continued as LIBOR Rate Loans and specifying:

               (i)  the proposed Continuation/Conversion Date;

               (ii) the aggregate amount of Loans to be converted or renewed;

               (iii)      the  type of Loans resulting  from  the
proposed conversion or continuation; and

               (iv)   the  duration  of  the  requested  Interest
Period.

          (c) If upon the expiration of any Interest Period applicable to LIBOR Rate Loans, the Borrower has failed to select timely a new Interest Period to be applicable to LIBOR Rate Loans or if any Default or Event of Default then exists, the Borrower shall be deemed to have elected to convert such LIBOR Rate Loans into Base Rate Loans effective as of the expiration date of such Interest Period.

          (d) The Agent will promptly notify each Lender of its receipt of a Notice of Conversion/Continuation. All conversions and continuations shall be made ratably according to the respective outstanding principal amounts of the Loans with respect to which the notice was given held by each Lender.

          (e) During the existence of a Default or Event of Default, the Borrower may not elect to have a Loan converted into or continued as a LIBOR Rate Loan.

          (f)    After   giving  effect  to  any  conversion   or
continuation of Loans, there may not be more than four  different
Interest Periods in effect hereunder.

     3.3  Maximum Interest Rate.

         In no event shall any interest rate provided for hereunder exceed the maximum rate legally chargeable by any Lender under applicable law for such Lender with respect to loans of the type provided for hereunder (the "Maximum Rate"). If, in any month, any interest rate, absent such limitation, would have exceeded the Maximum Rate, then the interest rate for that month shall be the Maximum Rate, and, if in future months, that interest rate would otherwise be less than the Maximum Rate, then that interest rate shall remain at the Maximum Rate until such time as the amount of interest paid hereunder equals the amount of interest which would have been paid if the same had not been limited by the Maximum Rate. In the event that, upon payment in full of the Obligations, the total amount of interest paid or accrued under the terms of this Agreement is less than the total amount of interest which would, but for this Section 3.3, have been paid or accrued if the interest rate otherwise set forth in this Agreement had at all times been in effect, then the Borrower shall, to the extent permitted by applicable law, pay the Agent, for the account of the Lenders, an amount equal to the excess of
(a) the lesser of (i) the amount of interest which would have been charged if the Maximum Rate had, at all times, been in effect or (ii) the amount of interest which would have accrued had the interest rate otherwise set forth in this Agreement, at all times, been in effect over (b) the amount of interest actually paid or accrued under this Agreement. In the event that a court of competent jurisdiction determines that the Agent and/or any Lender has received interest and other charges hereunder in excess of the Maximum Rate, such excess shall be deemed received on account of, and shall automatically be applied to reduce, the Obligations other than interest, in the inverse order of maturity, and if there are no Obligations outstanding, the Agent and/or such Lender shall refund to the Borrower such excess.

     3.4  Closing Fee.

         The Borrower agrees to pay the Agent the fees provided for in the fee letter dated as of the Closing Date.

     3.5  Unused Line Fee.

        Until the Loans have been paid in full and this Agreement terminated, the Borrower agrees to pay, on the first day of each month and on the Termination Date, to the Agent, for the account of the Lenders, in accordance with their respective Pro Rata Shares, an unused line fee (the "Unused Line Fee") equal to one quarter of one percent (%) per annum times the amount by which the Maximum Revolver Amount exceeded the sum of the average daily outstanding amount of Revolving Loans during the immediately preceding month or shorter period if calculated on the
Termination Date. The Unused Line Fee shall be computed on the basis of a 360-day year for the actual number of days elapsed. All payments received by the Agent shall be deemed to be credited to the Borrower's Loan Account immediately upon receipt for purposes of calculating the Unused Line Fee pursuant to this
Section 3.5.

     3.6  Documentation Fee

     .   The  Borrower  agrees to pay the  Agent,  for  its  sole
account, a documentation fee in the amount of $15,000 on the Closing Date.

     3.7  Agency Fee

     .   The  Borrower  agrees to pay the  Agent,  for  its  sole
account,  an  agency fee in the amount of $25,000 on the  Closing
Date and on each Anniversary Date thereafter.

     3.8  Audit Fees

     .   The Borrower shall pay the Agent an annual audit fee  of
$10,000 as reimbursement for the costs incurred by the Agent in connection with verifications, audits, and inspections of the Borrower and the Collateral. The annual audit fee shall be payable in 12 equal monthly installments. Each installment shall be payable to Agent on the fifteenth day of each month. Notwithstanding the foregoing, upon the occurrence of any Event of Default, Borrower shall pay all of the Agent's costs incurred in connection with the verifications, audits, and inspections of the Borrower and the Collateral without regard to the foregoing limitations.


                            ARTICLE 4

                    PAYMENTS AND PREPAYMENTS

     4.1  Revolving Loans.

         The Borrower shall repay the outstanding principal balance of the Revolving Loans, plus all accrued but unpaid interest thereon, on the Termination Date. The Borrower may prepay Revolving Loans at any time, and reborrow subject to the terms of this Agreement; provided, however, that with respect to any LIBOR Revolving Loans prepaid by the Borrower prior to the expiration date of the Interest Period applicable thereto, the Borrower shall pay to the Agent for account of the Lenders the amounts described in Section 5.4. In addition, and without limiting the generality of the foregoing, upon demand the Borrower shall pay to the Agent, for account of the Lenders, the amount, without duplication, by which the Aggregate Revolver Outstandings exceeds the Borrowing Base.

     4.2  Termination of Facility.

         The Borrower may terminate this Agreement upon at least thirty (30) Business Days' notice to the Agent and the Lenders, upon (a) the payment in full of all outstanding Revolving Loans, together with accrued interest thereon, (b)the payment of the early termination fee set forth in the next sentence, (c) the payment in full in cash of all other Obligations together with accrued and unpaid interest thereon, and (d) with respect to any LIBOR Rate Loans prepaid in connection with such termination prior to the expiration date of the Interest Period applicable thereto, the payment of the amounts described in Section 5.4. If this Agreement is terminated at any time prior to the Stated Termination Date, whether pursuant to this Section or pursuant to
Section 11.2, the Borrower shall pay to the Agent, for the account of the Lenders, an early termination fee determined in accordance with the following table:

     Period during which                   Early Termination
      early termination                          Fee
          occurs
   ---------------------------       ---------------------------

     On  or prior to November        One  percent  (1%)  of  the
     30, 2000                        Maximum Revolver Amount.

     After November 30,  2000        One  half  of  one  percent
     but   on  or  prior   to        (.5%)   of    the   Maximum
     November 20, 2001               Revolver Amount.

     After November 30,  2001        One  quarter of one percent
     but  prior  to  November        (.25%)  of    the   Maximum
     30, 2002                        Revolver Amount.

     No early termination fee shall be payable if the Agreement is terminated after November 30, 2002, and no termination fee shall be payable if the Lenders decline the Borrower's request for an increase in the Maximum Revolver Amount not to exceed $12,000,000 if at such time no Event of Default then exists and if at such time less than 20% of the Borrowing Base remain unused.
     4.3  Payments by the Borrower

     .   (a)   All payments to be made by the Borrower  shall  be
made without set-off, recoupment or counterclaim. Except as otherwise expressly provided herein, all payments by the Borrower shall be made to the Agent for the account of the Lenders , at the account designated by the Agent and shall be made in Dollars and in immediately available funds, no later than 11:00 a.m. (New York time) on the date specified herein. Any payment received by the Agent later than 11:00 a.m. (New York time) shall be deemed to have been received on the following Business Day and any applicable interest or fee shall continue to accrue.

          (b) Subject to the provisions set forth in the definition of "Interest Period" herein, whenever any payment is due on a day other than a Business Day, such payment shall be due on the following Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be.

          (c) Unless the Agent receives notice from the Borrower prior to the date on which any payment is due to the Lenders that the Borrower will not make such payment in full as and when required, the Agent may assume that the Borrower has made such payment in full to the Agent on such date in immediately available funds and the Agent may (but shall not be so required), in reliance upon such assumption, distribute to each Lender on such due date an amount equal to the amount then due such Lender. If and to the extent the Borrower has not made such payment in full to the Agent, each Lender shall repay to the Agent on demand such amount distributed to such Lender, together with interest thereon at the Federal Funds Rate for each day from the date such amount is distributed to such Lender until the date repaid.

     4.4  Payments as Revolving Loans.

         All payments of principal, interest, fees, premiums and other sums payable hereunder, including all reimbursement for expenses pursuant to Section 15.7, may, at the option of the Agent, in its sole discretion, subject only to the terms of this
Section 4.7, be paid from the proceeds of Revolving Loans made hereunder, whether made following a request by the Borrower pursuant to Section 2.2 or a deemed request as provided in this
Section 4.7. The Borrower hereby irrevocably authorizes the Agent to charge the Loan Account for the purpose of paying principal, interest, fees, premiums and other sums payable hereunder, including reimbursing expenses pursuant to Section 15.7, and agrees that all such amounts charged shall constitute Revolving Loans (including Non-Ratable Loans and Agent Advances) and that all such Revolving Loans so made shall be deemed to have been requested by Borrower pursuant to Section 2.2.

     4.5  Apportionment, Application and Reversal of Payments.

        Principal and interest payments shall be apportioned ratably among the Lenders (according to the unpaid principal balance of the Loans to which such payments relate held by each Lender) and payments of the fees shall, as applicable, be apportioned ratably among the Lenders. All payments shall be remitted to the Agent and all such payments not relating to principal or interest of specific Loans, or not constituting payment of specific fees, and all proceeds of Accounts or other Collateral received by the Agent, shall be applied, ratably, subject to the provisions of this Agreement, first, to pay any fees, indemnities or expense reimbursements then due to the Agent from the Borrower; second, to pay any fees or expense reimbursements then due to the Lenders from the Borrower; third, to pay interest due in respect of all Revolving Loans, including Non-Ratable Loans and Agent Advances; fourth, to pay or prepay principal of the Non-Ratable Loans and Agent Advances; fifth, to pay or prepay principal of the Revolving Loans (other than Non-Ratable Loans and Agent Advances) and sixth, to the payment of any other Obligation including any amounts relating to Bank
Products due to the Agent or any Lender by the Borrower. Notwithstanding anything to the contrary contained in this Agreement, unless so directed by the Borrower, or unless an Event of Default has occurred and is continuing, neither the Agent nor any Lender shall apply any payments which it receives to any
LIBOR Revolving Loan, except (a) on the expiration date of the Interest Period applicable to any such LIBOR Rate Loan, or (b) in the event, and only to the extent, that there are no outstanding Base Rate Revolving Loans. The Agent shall promptly distribute to each Lender, pursuant to the applicable wire transfer instructions received from each Lender in writing, such funds as it may be entitled to receive, subject to a Settlement delay as provided for in Section 2.2(j). The Agent and the Lenders shall have the continuing and exclusive right to apply and reverse and reapply any and all such proceeds and payments to any portion of the Obligations.

     4.6  Indemnity for Returned Payments.

         If after receipt of any payment which is applied to the payment of all or any part of the Obligations, the Agent or any Lender is for any reason compelled to surrender such payment or proceeds to any Person because such payment or application of proceeds is invalidated, declared fraudulent, set aside, determined to be void or voidable as a preference, impermissible setoff, or a diversion of trust funds, or for any other reason, then the Obligations or part thereof intended to be satisfied shall be revived and continued and this Agreement shall continue in full force as if such payment or proceeds had not been received by the Agent or such Lender and the Borrower shall be liable to pay to the Agent and the Lenders, and hereby does indemnify the Agent and the Lenders and hold the Agent and the Lenders harmless for the amount of such payment or proceeds surrendered. The provisions of this Section 4.9 shall be and remain effective notwithstanding any contrary action which may have been taken by the Agent or any Lender in reliance upon such payment or application of proceeds, and any such contrary action so taken shall be without prejudice to the Agent's and the Lenders' rights under this Agreement and shall be deemed to have been conditioned upon such payment or application of proceeds having become final and irrevocable. The provisions of this
Section 4.9 shall survive the termination of this Agreement.

     4.7  Agent's and Lenders' Books and Records; Monthly
          Statements.

         The Borrower agrees that the Agent's and each Lender's books and records showing the Obligations and the transactions pursuant to this Agreement and the other Loan Documents shall be admissible in any action or proceeding arising therefrom, and shall constitute rebuttably presumptive proof thereof, irrespective of whether any Obligation is also evidenced by a promissory note or other instrument. The Agent will provide to the Borrower a monthly statement of Loans, payments, and other transactions pursuant to this Agreement. Such statement shall be deemed correct, accurate, and binding on the Borrower and an account stated (except for reversals and reapplications of payments made as provided in Section 4.8 and corrections of errors discovered by the Agent), unless the Borrower notifies the Agent in writing to the contrary within thirty (30) days after such statement is rendered. In the event a timely written notice of objections is given by the Borrower, only the items to which exception is expressly made will be considered to be disputed by the Borrower.



                            ARTICLE 5

             TAXES, YIELD PROTECTION AND ILLEGALITY

     5.1  Taxes.

         (a) Any and all payments by the Borrower to each Lender or the Agent under this Agreement and any other Loan Document shall be made free and clear of, and without deduction or withholding for any Taxes. In addition, the Borrower shall pay all Other Taxes.

          (b) The Borrower agrees to indemnify and hold harmless each Lender and the Agent for the full amount of Taxes or Other Taxes (including any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Section) paid by any Lender or the Agent and any liability (including penalties, interest, additions to tax and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Payment under this indemnification shall be made within 30 days after the date such Lender or the Agent makes written demand therefor.

          (c) If the Borrower shall be required by law to deduct or withhold any Taxes or Other Taxes from or in respect of any sum payable hereunder to any Lender or the Agent, then:

               (i)   the  sum  payable  shall  be  increased   as
necessary so that after making all required deductions and withholdings (including deductions and withholdings applicable to additional sums payable under this Section) such Lender or the Agent, as the case may be, receives an amount equal to the sum it would have received had no such deductions or withholdings been made;

               (ii) the Borrower shall make such deductions and withholdings;

               (iii)      the Borrower shall pay the full  amount
deducted or withheld to the relevant taxing authority or other authority in accordance with applicable law; and

               (iv) the Borrower shall also pay to each Lender or the Agent for the account of such Lender, at the time interest is paid, all additional amounts which the respective Lender specifies as necessary to preserve the after-tax yield such Lender would have received if such Taxes or Other Taxes had not been imposed.

          (d) Within 30 days after the date of any payment by the Borrower of Taxes or Other Taxes, the Borrower shall furnish the Agent the original or a certified copy of a receipt evidencing payment thereof, or other evidence of payment satisfactory to the Agent.

          (e) If the Borrower is required to pay additional amounts to any Lender or the Agent pursuant to subsection (c) of this Section, then such Lender shall use reasonable efforts (consistent with legal and regulatory restrictions) to change the jurisdiction of its lending office so as to eliminate any such additional payment by the Borrower which may thereafter accrue, if such change in the judgment of such Lender is not otherwise disadvantageous to such Lender.

     5.2  Illegality.

         (a) If any Lender determines that the introduction of any Requirement of Law, or any change in any Requirement of Law, or in the interpretation or administration of any Requirement of Law, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for any Lender or its applicable lending office to make LIBOR Rate Loans, then, on notice thereof by that Lender to the Borrower through the Agent, any obligation of that Lender to make LIBOR Rate Loans shall be suspended until that Lender notifies the Agent and the Borrower that the circumstances giving rise to such determination no longer exist.

          (b) If a Lender determines that it is unlawful to maintain any LIBOR Rate Loan, the Borrower shall, upon its receipt of notice of such fact and demand from such Lender (with a copy to the Agent), prepay in full such LIBOR Rate Loans of that Lender then outstanding, together with interest accrued thereon and amounts required under Section 5.4, either on the last day of the Interest Period thereof, if that Lender may lawfully continue to maintain such LIBOR Rate Loans to such day, or immediately, if that Lender may not lawfully continue to maintain such LIBOR Rate Loans. If the Borrower is required to so prepay any LIBOR Rate Loans, then concurrently with such prepayment, the Borrower shall borrow from the affected Lender, in the amount of such repayment, a Base Rate Loan.

     5.3  Increased Costs and Reduction of Return.

         (a) If any Lender determines that due to either (i) the introduction of or any change in the interpretation of any law or regulation or (ii) the compliance by that Lender with any guideline or request from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to such Lender of agreeing to make or making, funding or maintaining any LIBOR Rate Loans, then the Borrower shall be liable for, and shall from time to time, upon demand (with a copy of such demand to be sent to the Agent), pay to the Agent for the account of such Lender, additional amounts as are sufficient to compensate such Lender for such increased costs.

          (b) If any Lender shall have determined that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy Regulation, (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or
(iv) compliance by such Lender or any corporation or other entity controlling such Lender with any Capital Adequacy Regulation, affects or would affect the amount of capital required or expected to be maintained by such Lender or any corporation or other entity controlling such Lender and (taking into consideration such Lender's or such corporation's or other entity's policies with respect to capital adequacy and such Lender's desired return on capital) determines that the amount of such capital is increased as a consequence of its Commitments, loans, credits or obligations under this Agreement, then, upon demand of such Lender to the Borrower through the Agent, the Borrower shall pay to such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender for such increase.

     5.4  Funding Losses.

         The Borrower shall reimburse each Lender and hold each Lender harmless from any loss or expense which such Lender may sustain or incur as a consequence of:

          (a) the failure of the Borrower to make on a timely basis any payment of principal of any LIBOR Rate Loan;

          (b)  the failure of the Borrower to borrow, continue or
convert a Loan after the Borrower has given (or is deemed to have
given)    a    Notice   of   Borrowing    or    a    Notice    of
Continuation/Conversion; or

          (c) the prepayment or other payment (including after acceleration thereof) of any LIBOR Rate Loans on a day that is not the last day of the relevant Interest Period;

including any such loss of anticipated profit and any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its LIBOR Rate Loans or from fees payable to terminate the deposits from which such funds were obtained. Borrower shall also pay any customary administrative fees charged by any Lender in connection with the foregoing.

     5.5  Inability to Determine Rates.

         If the Agent determines that for any reason adequate and reasonable means do not exist for determining the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Loan, or that the LIBOR Rate for any requested Interest Period with respect to a proposed LIBOR Rate Loan does not adequately and fairly reflect the cost to the Lenders of funding such Loan, the Agent will promptly so notify the Borrower and each Lender. Thereafter, the obligation of the Lenders to make or maintain LIBOR Rate Loans hereunder shall be suspended until the Agent revokes such notice in writing. Upon receipt of such notice, the Borrower may revoke any Notice of Borrowing or Notice of Conversion/Continuation then submitted by it. If the Borrower does not revoke such Notice, the Lenders shall make, convert or continue the Loans, as proposed by the Borrower, in the amount specified in the applicable notice submitted by the Borrower, but such Loans shall be made, converted or continued as Base Rate Loans instead of LIBOR Rate Loans.

     5.6  Certificates of Lenders.

         Any Lender claiming reimbursement or compensation under this Article 5 shall deliver to the Borrower (with a copy to the Agent) a certificate setting forth in reasonable detail the amount payable to such Lender hereunder and such certificate shall be conclusive and binding on the Borrower in the absence of manifest error.

     5.7  Survival.

         The  agreements and obligations of the Borrower in  this
Article 5 shall survive the payment of all other Obligations.


                            ARTICLE 6


                           COLLATERAL

     6.1  Grant of Security Interest.

         As security for all Obligations, the Borrower hereby grants to the Agent for the benefit of the Lenders and the Agent a continuing security interest in, lien on, and assignment of and right of set off against, all of the following Property of the Borrower, whether now owned or existing or hereafter acquired or arising, regardless of where located: (a) all Contracts; (b) all General Intangibles; (c) all Accounts; (d) all money, securities and other property of any kind of the Borrower in the possession or under the control of the Agent or any Lender; (e) all deposit accounts with any financial institution in which the Borrower maintains deposits; (f) all credit balances in favor of Borrower and claims against the Agent or any Lender or any of their affiliates; (g) all books, records and other Property related to or referring to any of the foregoing; (h) all of the Borrower's rights, but not its obligations, under all Dealer Agreements, including all rights to require a Dealer to repurchase a Contract acquired from such Dealer, and (i) all accessions to, substitutions for and replacements, products and proceeds of any of the foregoing, including proceeds of any insurance policies and claims against third parties. All of the foregoing and all other Property of the Borrower in which the Agent and the Lenders may at any time be granted a Lien is herein collectively referred to as the "Collateral." All of the Obligations shall be secured by all of the Collateral.

     6.2  Perfection and Protection of Security Interest.

         (a) The Borrower shall, at its expense, perform all steps requested by the Agent at any time to perfect, maintain, protect, and enforce the Agent's Liens, including:
(i) executing, delivering and/or recording of filing financing or continuation statements, and amendments thereof, in form and substance reasonably satisfactory to the Agent; (ii) delivering to the Agent the originals of all instruments, documents, and chattel paper, and all other Collateral of which the Agent determines it should have physical possession in order to perfect and protect the Agent's security interest therein, duly pledged, endorsed or assigned to the Agent without restriction; (iii) placing notations on the Borrower's books of account to disclose the Agent's security interest; and (iv) taking such other steps as are deemed necessary or desirable by the Agent to maintain and protect the Agent's Liens. To the extent permitted by applicable law, the Agent may file, without the Borrower's signature, one or more financing statements disclosing the Agent's Liens. The Borrower agrees that a carbon, photographic, photostatic, or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement.

          (b) If any Collateral is at any time in the possession or control of any warehouseman, bailee or any of the Borrower's agents or processors, then the Borrower shall notify the Agent thereof and shall, at the request of Agent, notify such Person of the Agent's security interest in such Collateral and instruct such Person to hold all such Collateral for the Agent's account subject to the Agent's instructions. If at any time any Collateral is located in any operating facility of the Borrower not owned by the Borrower, then the Borrower shall, at the request of the Agent, obtain written landlord lien waivers or subordinations, in form and substance reasonably satisfactory to the Agent, of all present and future Liens to which the owner or lessor of such premises may be entitled to assert against the Collateral.

          (c) From time to time, the Borrower shall, upon the Agent's request, execute and deliver confirmatory written instruments pledging to the Agent, for the ratable benefit of the Agent and the Lenders, the Collateral with respect to the Borrower, but the Borrower's failure to do so shall not affect or limit any security interest or any other rights of the Agent or any Lender in and to the Collateral with respect to the Borrower. So long as this Agreement is in effect and until all Obligations have been fully satisfied, the Agent's Liens shall continue in full force and effect in all Collateral (whether or not deemed eligible for the purpose of calculating the Availability or as the basis for any advance, loan, extension of credit, or other financial accommodation).

          (d) Except with respect to Collateral delivered to the Agent pursuant to this Section 6.2,the Borrower shall immediately following the execution or receipt of a Contract, stamp on the Contract the following words: "This document is subject to a security interest in favor of Bank of America, N.A., as agent".

     6.3  Location of Collateral.

        The Borrower represents and warrants to the Agent and the Lenders that: (a) Schedule 6.3 is a correct and complete list of the Borrower's chief executive office, the location of its books and records, the locations of the Collateral, and the locations  of  all  of  its other places  of  business;  and  (b)
Schedule 6.3 correctly identifies any of such facilities and locations that are not owned by the Borrower and sets forth the names of the owners and lessors or sublessors of such facilities and locations. The Borrower covenants and agrees that it will not (i) maintain any Collateral at any location other than those locations listed for the Borrower on Schedule 6.3, (ii) otherwise change or add to any of such locations, or (iii) change the location of its chief executive office from the location identified in Schedule 6.3, unless it gives the Agent at least thirty (30) days' prior written notice thereof and executes any and all financing statements and other documents that the Agent reasonably requests in connection therewith. Without limiting the foregoing, the Borrower represents that all of its Inventory (other than Inventory in transit) is, and covenants that all of its Inventory will be, located either (a) on premises owned by the Borrower, (b) on premises leased by the Borrower, provided that the Agent has, if requested by the Agent, received an executed landlord waiver from the landlord of such premises in form and substance satisfactory to the Agent, or (c) in a warehouse or with a bailee, provided that the Agent has, if requested by the Agent, received an executed bailee letter from the applicable Person in form and substance satisfactory to the Agent.

     6.4  Title to, Liens on, and Sale and Use of Collateral.

        The Borrower represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that: (a) all of the Collateral is and will continue to be owned by the Borrower free and clear of all Liens whatsoever, except for Permitted Liens; (b) the Agent's Liens in the Collateral will not be subject to any prior Lien except for those Liens identified in clauses (c), (d) and (e) of the definition of Permitted Liens; and (c) the Borrower will use, store, and maintain the Collateral with all reasonable care and will use such Collateral for lawful purposes only.

     6.5  Intentionally Deleted.

     6.6  Access and Examination; Confidentiality; Consent to
Advertising.

         (a) The Agent, accompanied by any Lender which so elects, may at all reasonable times during regular business hours (and at any time when a Default or Event of Default exists and is continuing) have access to, examine, audit, make extracts from or copies of and inspect any or all of the Borrower's records, files, and books of account and the Collateral, and discuss the Borrower's affairs with the Borrower's officers and management. The Borrower will deliver to the Agent any instrument necessary for the Agent to obtain records from any service bureau maintaining records for the Borrower. The Agent may, and at the direction of the Majority Lenders shall, at any time when a Default or Event of Default exists, and at the Borrower's expense, make copies of all of the Borrower's books and records, or require the Borrower to deliver such copies to the Agent. The Agent may, without expense to the Agent, use such of the Borrower's respective personnel, supplies, and Real Estate as may be reasonably necessary for maintaining or enforcing the Agent's Liens. The Agent shall have the right, at any time, in the Agent's name or in the name of a nominee of the Agent, to verify the validity, amount or any other matter relating to the Accounts, Inventory, or other Collateral, by mail, telephone, or otherwise.

          (b) The Borrower hereby consents that the Agent and each Lender may issue and disseminate to the public general information describing the credit accommodation entered into pursuant to this Agreement, including the name and address of the Borrower and a general description of the Borrowers business and may use the Borrower's name in advertising and other promotional material.

          (c) Each Lender severally agrees to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all information identified as "confidential" or "secret" by the Borrower and provided to the Agent or such Lender by or on behalf of the Borrower, under this Agreement or any other Loan Document, except to the extent that such information (i) was or becomes generally available to the public other than as a result of disclosure by the Agent or such Lender, or (ii) was or becomes available on a nonconfidential basis from a source other than the Borrower, provided that such source is not bound by a confidentiality agreement with the Borrower known to the Agent or such Lender; provided, however, that the Agent and any Lender may disclose such information (1) at the request or pursuant to any requirement of any Governmental Authority to which the Agent or such Lender is subject or in connection with an examination of the Agent or such Lender by any such Governmental Authority; (2) pursuant to subpoena or other court process; (3) when required to do so in accordance with the provisions of any applicable Requirement of Law; (4) to the extent reasonably required in connection with any litigation or proceeding (including, but not limited to, any bankruptcy proceeding) to which the Agent, any Lender or their respective Affiliates may be party; (5) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document; (6) to the Agent's or such Lender's independent auditors, accountants, attorneys and other professional advisors; (7) to any prospective Participant or Assignee under any Assignment and Acceptance, actual or potential, provided that such prospective Participant or Assignee agrees to keep such information confidential to the same extent required of the Agent and the Lenders hereunder; (8) as expressly permitted under the terms of any other document or agreement regarding confidentiality to which the Borrower is party or is deemed party with the Agent or such Lender, and (9) to its Affiliates.

     6.7  Collateral Reporting.

         The Borrower shall deliver to the Agent, within 15 days after the end of each calendar month during the term of this Agreement and at any other time specified by Agent, the following reports: (a) a Collateral and Loan Status Report and Monthly Report of Delinquent Accounts in forms provided by Agent, containing the information requested therein; (b) a delinquency report listing all Contracts under which any scheduled payment thereunder is 30, 60, and 90 days or more past due; (c) a month-end report listing by Contract, the contract account number, Contract Debtor's name, Contract Debtor's current address, and current Contract balance for all Contracts then owned by
Borrower; (d) a month-end report listing by Contract, the Contract account number, Contract Debtor's name, Contract Debtor's current address, and current Contract balance for all Contracts purchased by Borrower during the immediately preceding calendar month; (e) a detailed work sheet listing, with regard to each Contract entered into or purchased by Borrower during the immediately preceding month (i) the Contract Debtor's name, (ii) contract number, (iii) the make and model of the vehicle financed under the Contract (iv) the cash advanced or due to be advanced to a dealer for the Contract, and (v) the National Auto Research Black Book wholesale clean value for the vehicle; (f) a monthly report of cash collections on a daily basis; (g) a report of charge-offs and repossessions in total and by account; and (h) such other reports as Agent may request. All of the foregoing reports shall be delivered (i) twice monthly on the first and fifteenth of each month in the event the Advance Rate is reduced as a result of the Collateral Adjustment Percent and (ii) at such times as Agent requests upon the occurrence and continuation of an Event of Default.

     6.8  Contracts.

       (a) The Borrower hereby represents and warrants to the Agents and the Lenders with respect to the Contracts, that: (i) each existing Contract represents, and each future Contract will represent, a bona fide obligation of the Contract Debtor, enforceable in accordance with its terms; (ii) each existing Contract is, and each future Contract will be, for a liquidated amount payable by the Contract Debtor thereon on the terms set forth in the Contract therefor or in the schedule thereof delivered to the Agent, without any offset, deduction, defense (including the defense of usury), or counterclaim; (iii) there is only one original counterpart of the Contract executed by the Contract Debtor; (iv) each Contract correctly sets forth the terms thereof, including the interest rate applicable thereto and correctly describes the collateral for such Contract; (vi) the signatures of all Contract Debtors are genuine and, to the knowledge of the Borrower, each Contract Debtor had the legal capacity to enter into and execute such documents on the date thereof; (vii) each Contract complies with all Requirement of Law; and (viii) the Borrower has not used illegal, improper, fraudulent or deceptive marketing techniques or unfair business practices with respect to the Contracts.

          (b) The Borrower shall not grant any discount, credit or allowance to any such Contract Debtor without the Agent's prior written consent, except for discounts, credits and allowances made or given in the ordinary course of the Borrower's business.

     6.9  Collection of Contracts; Payments.

        (a) While any portion of the Revolving Loans are unpaid, the Borrower shall immediately, upon receipt thereof, deposit all proceeds of the Collateral (including all payments received in connection with the Contracts) into a Payment Account, which Payment Account shall be subject to the terms of a Blocked Account Agreement, on terms acceptable to Agent, between the Borrower, the Agent and the bank. If, at any time, either (i) the Availability is equal to or less than five percent (5%) of the Borrowing Base or (ii) an Event of Default occurs (both (i) and (ii) are herein referred to as a "Triggering Event"), then at all times thereafter the Borrower's right to withdraw any funds from the Payment Account shall immediately terminate and only the Agent shall have a right to withdraw any funds from the Payment Account. The Borrower authorizes the Agent to notify the bank at which the Payment Account is located upon the happening of a Triggering Event that all funds deposited into the Payment Account are subject solely to the direction of the Agent. The Agent shall reinstate the Borrower's right to withdraw funds from the Payment Account in the event (i) the Availability is, at all times, greater than five percent (5%) of the Borrowing Base during any ninety (90) consecutive-day period following the date of termination of the Borrower's withdrawal rights and (ii) no Default or Event of Default occurs during that period.

          (b) During the period that the Borrower's withdrawal rights with respect to the Payment Account have been terminated, all funds deposited into the Payment Account will be the Agent's sole Property and will be credited to the Borrower's Loan Account (conditional upon final collection upon receipt by Agent).

     6.10 Intentionally Deleted.


     6.11 Equipment.

        The Borrower represents and warrants to the Agent and the Lenders and agrees with the Agent and the Lenders that all of the Equipment owned by the Borrower is and will be used or held for use in the Borrower's business, and is and will be fit for such purposes. The Borrower shall keep and maintain its Equipment in good operating condition and repair (ordinary wear and tear excepted) and shall make all necessary replacements thereof.

     6.12 Documents, Instruments, and Chattel Paper.

        The Borrower represents and warrants to the Agent and the Lenders that (a) all documents, instruments, and chattel paper describing, evidencing, or constituting Collateral, and all signatures and endorsements thereon, are and will be complete, valid, and genuine, and (b) all goods evidenced by such documents, instruments, and chattel paper are and will be owned by the Borrower, free and clear of all Liens other than Permitted Liens.

     6.13 Right to Cure.

         The Agent may, in its discretion, and shall, at the direction of the Majority Lenders, pay any amount or do any act required of the Borrower hereunder or under any other Loan Document in order to preserve, protect, maintain or enforce the Obligations, the Collateral or the Agent's Liens therein, and which the Borrower fails to pay or do, including payment of any judgment against the Borrower, any insurance premium, any warehouse charge, any finishing or processing charge, any landlord's or bailee's claim, and any other Lien upon or with respect to the Collateral. All payments that the Agent makes under this Section 6.13 and all out-of-pocket costs and expenses that the Agent pays or incurs in connection with any action taken by it hereunder shall be charged to the Borrower's Loan Account as a Revolving Loan. Any payment made or other action taken by the Agent under this Section 6.13 shall be without prejudice to any right to assert an Event of Default hereunder and to proceed thereafter as herein provided.

     6.14 Intentionally Deleted.

     6.15 The Agent's and Lenders' Rights, Duties and
          Liabilities.

         The Borrower assumes all responsibility and liability arising from or relating to the use, sale or other disposition of the Collateral. The Obligations shall not be affected by any failure of the Agent or any Lender to take any steps to perfect the Agent's Liens or to collect or realize upon the Collateral, nor shall loss of or damage to the Collateral release the Borrower from any of the Obligations. Following the occurrence and continuation of an Event of Default, the Agent may (but shall not be required to), and at the direction of the Majority Lenders shall, without notice to or consent from the Borrower, sue upon or otherwise collect, extend the time for payment of, modify or amend the terms of, compromise or settle for cash, credit, or otherwise upon any terms, grant other indulgences, extensions, renewals, compositions, or releases, and take or omit to take any other action with respect to the Collateral, any security therefor, any agreement relating thereto, any insurance applicable thereto, or any Person liable directly or indirectly in connection with any of the foregoing, without discharging or otherwise affecting the liability of the Borrower for the Obligations or under this Agreement or any other agreement now or hereafter existing between the Agent and/or any Lender and the Borrower.



                            ARTICLE 7

        BOOKS AND RECORDS; FINANCIAL INFORMATION; NOTICES

     7.1  Books and Records.

         The Borrower shall maintain, at all times, correct and complete books, records and accounts in which complete, correct and timely entries are made of its transactions in accordance with GAAP applied consistently with the audited Financial Statements required to be delivered pursuant to Section 7.2(a). The Borrower shall, by means of appropriate entries, reflect in such accounts and in all Financial Statements proper liabilities and reserves for all taxes and proper provision for depreciation and amortization of property and bad debts, all in accordance with GAAP. The Borrower shall maintain at all times books and records pertaining to the Collateral in such detail, form and scope as the Agent or any Lender shall reasonably require, including, but not limited to, records of (a) all payments received and all credits and extensions granted with respect to the Contracts; (b) the return, rejection, repossession, stoppage in transit, loss, damage, or destruction of any Inventory; and
(c) all other dealings affecting the Collateral.

     7.2  Financial Information.

         The Borrower shall promptly furnish to each Lender, all such financial information as the Agent shall reasonably request. Without limiting the foregoing, the Borrower will furnish to the Agent, in sufficient copies for distribution by the Agent to each Lender, in such detail as the Agent or the Lenders shall request, the following:

          (a) As soon as available, but in any event not later than ninety (90) days after the close of each Fiscal Year, consolidated audited and consolidating audited balance sheets, and statements of income and expense, cash flow and of stockholders' equity for the Borrower and its Subsidiaries for such Fiscal Year, and the accompanying notes thereto, setting forth in each case in comparative form figures for the previous Fiscal Year, all in reasonable detail, fairly presenting the financial position and the results of operations of the Borrower and its consolidated Subsidiaries as at the date thereof and for the Fiscal Year then ended, and prepared in accordance with GAAP. Such statements shall be examined in accordance with generally accepted auditing standards by and, in the case of such statements performed on a consolidated basis, accompanied by a report thereon unqualified in any respect of independent certified public accountants selected by the Borrower and reasonably satisfactory to the Agent. The Borrower, simultaneously with retaining such independent public accountants to conduct such annual audit, shall send a letter to such accountants, with a copy to the Agent and the Lenders, notifying such accountants that one of the primary purposes for retaining such accountants' services and having audited financial statements prepared by them is for use by the Agent and the Lenders. The Borrower hereby authorizes the Agent to communicate directly with its certified public accountants and, by this provision, authorizes those accountants to disclose to the Agent any and all financial statements and other supporting financial documents and schedules relating to the Borrower and to discuss directly with the Agent the finances and affairs of the Borrower.

          (b) As soon as available, but in any event not later than forty five (45) days after the end of each month, consolidated and consolidating unaudited balance sheets of the Borrower and its consolidated Subsidiaries as at the end of such month, and consolidated and consolidating unaudited statements of income and expense and cash flow for the Borrower and its consolidated Subsidiaries for such month and for the period from the beginning of the Fiscal Year to the end of such month, all in reasonable detail, fairly presenting the financial position and results of operations of the Borrower and its consolidated Subsidiaries as at the date thereof and for such periods, and prepared in accordance with GAAP applied consistently with the audited Financial Statements required to be delivered pursuant to
Section 7.2(a). The Borrower shall certify by a certificate signed by its chief financial officer that all such statements have been prepared in accordance with GAAP and present fairly, subject to normal year-end adjustments, the Borrower's financial position as at the dates thereof and its results of operations for the periods then ended.

          (c)  Intentionally Deleted

          (d) With each of the audited Financial Statements delivered pursuant to Section 7.2(a), a certificate of the independent certified public accountants that examined such statement to the effect that they have reviewed and are familiar with this Agreement and that, in examining such Financial Statements, they did not become aware of any fact or condition which then constituted a Default or Event of Default with respect to a financial covenant, except for those, if any, described in reasonable detail in such certificate.

          (e)    With   each  of  the  annual  audited  Financial
Statements delivered pursuant to Section 7.2(a), and within forty-
five  (45)  days  after  the  end  of  each  fiscal  quarter,   a
certificate of the chief financial officer of the Borrower (i) setting forth in reasonable detail the calculations required to establish that the Borrower was in compliance with the covenants set forth in Sections 9.18 through 9.22 during the period covered in such Financial Statements and as at the end thereof, and
(ii) stating that, except as explained in reasonable detail in such certificate, (A) all of the representations and warranties of the Borrower contained in this Agreement and the other Loan Documents are correct and complete in all material respects as at the date of such certificate as if made at such time, except for those that speak as of a particular date, (B) the Borrower is, at the date of such certificate, in compliance in all material respects with all of its respective covenants and agreements in this Agreement and the other Loan Documents, (C) no Default or Event of Default then exists or existed during the period covered by such Financial Statements, (D) describing and analyzing in reasonable detail all material trends, changes, and developments in each and all Financial Statements; and (E) explaining the variances of the figures in the corresponding budgets and prior Fiscal Year financial statements. If such certificate discloses that a representation or warranty is not correct or complete, or that a covenant has not been complied with, or that a Default or Event of Default existed or exists, such certificate shall set forth what action the Borrower has taken or proposes to take with respect thereto.

          (f) No sooner than sixty (60) days and not less than thirty (30) days prior to the beginning of each Fiscal Year, annual forecasts (to include forecasted consolidated and consolidating balance sheets, statements of income and expenses and statements of cash flow) for the Borrower and its Subsidiaries as at the end of and for each month of such Fiscal Year.

          (g) Promptly after filing with the PBGC and the IRS, a copy of each annual report or other filing filed with respect to each Plan of the Borrower.

          (h) Promptly upon the filing thereof, copies of all reports, if any, to or other documents filed by the Borrower or any of its Subsidiaries with the Securities and Exchange Commission under the Exchange Act, and all reports, notices, or statements sent or received by the Borrower or any of its Subsidiaries to or from the holders of any equity interests of the Borrower (other than routine non-material correspondence sent by shareholders of the Borrower to the Borrower) or any such Subsidiary or of any Debt for Borrowed Money of the Borrower or any of its Subsidiaries registered under the Securities Act of 1933 or to or from the trustee under any indenture under which the same is issued.

          (i) As soon as available, but in any event not later than 15 days after the Borrower's receipt thereof, a copy of all management reports and management letters prepared for the Borrower by any independent certified public accountants of the Borrower.

          (j) Promptly after their preparation, copies of any and all proxy statements, financial statements, and reports which the Borrower makes available to its shareholders.

          (k) Promptly after filing with the IRS, a copy of each tax return filed by the Borrower or by any of its Subsidiaries.

          (l) Such additional information as the Agent and/or any Lender may from time to time reasonably request regarding the financial and business affairs of the Borrower or any Subsidiary.

     7.3  Notices to the Lenders.

         The Borrower shall notify the Agent and the Lenders in writing of the following matters at the following times:

          (a) Immediately after becoming aware of any Default or Event of Default;

          (b) Immediately after becoming aware of the assertion by the holder of any capital stock of the Borrower or of any Subsidiary or of any Debt in a face amount in excess of $100,000 that a default exists with respect thereto or that the Borrower or such Subsidiary is not in compliance with the terms thereof, or the threat or commencement by such holder of any enforcement action because of such asserted default or non-compliance;

          (c) Immediately after becoming aware of any event or circumstance which could have a Material Adverse Effect;

          (d) Immediately after becoming aware of any pending or threatened action, suit, or proceeding, by any Person, or any pending or threatened investigation by a Governmental Authority, which may have a Material Adverse Effect;

          (e) Immediately after becoming aware of any pending or threatened strike, work stoppage, unfair labor practice claim, or other labor dispute affecting the Borrower or any of its Subsidiaries in a manner which could reasonably be expected to have a Material Adverse Effect;

          (f) Immediately after becoming aware of any violation of any law, statute, regulation, or ordinance of a Governmental
Authority affecting the Borrower or any Subsidiary which could reasonably be expected to have a Material Adverse Effect;

          (g) Immediately after receipt of any notice of any violation by the Borrower or any of its Subsidiaries of any Environmental Law which could reasonably be expected to have a Material Adverse Effect or that any Governmental Authority has asserted in writing that the Borrower or any Subsidiary is not in compliance with any Environmental Law or is investigating the Borrower's or such Subsidiary's compliance therewith;

          (h) Immediately after receipt of any written notice that the Borrower or any of its Subsidiaries is or may be liable to any Person as a result of the Release or threatened Release of any Contaminant or that the Borrower or any Subsidiary is subject to investigation by any Governmental Authority evaluating whether any remedial action is needed to respond to the Release or threatened Release of any Contaminant which, in either case, is reasonably likely to give rise to liability in excess of $100,000;

          (i) Immediately after receipt of any written notice of the imposition of any Environmental Lien against any property of the Borrower or any of its Subsidiaries;

          (j) Any change in the Borrower's name, state of organization, or form of organization, trade names under which the Borrower will sell Inventory or create Contracts, or to which instruments in payment of Contracts may be made payable, in each case at least thirty (30) days prior thereto;

          (k) Within ten (10) Business Days after the Borrower or any ERISA Affiliate knows or has reason to know, that an ERISA Event or a prohibited transaction (as defined in Sections 406 of ERISA and 4975 of the Code) has occurred, and, when known, any action taken or threatened by the IRS, the DOL or the PBGC with respect thereto;

          (l) Upon request, or, in the event that such filing reflects a significant change with respect to the matters covered thereby, within three (3) Business Days after the filing thereof with the PBGC, the DOL or the IRS, as applicable, copies of the following: (i) each annual report (form 5500 series), including Schedule B thereto, filed with the PBGC, the DOL or the IRS with respect to each Plan, (ii) a copy of each funding waiver request filed with the PBGC, the DOL or the IRS with respect to any Plan and all communications received by the Borrower or any ERISA Affiliate from the PBGC, the DOL or the IRS with respect to such request, and (iii) a copy of each other filing or notice filed with the PBGC, the DOL or the IRS, with respect to each Plan by either the Borrower or any ERISA Affiliate;

          (m) Upon request, copies of each actuarial report for any Plan or Multi-employer Plan and annual report for any Multi-employer Plan; and within three (3) Business Days after receipt thereof by the Borrower or any ERISA Affiliate, copies of the following: (i) any notices of the PBGC's intention to terminate a Plan or to have a trustee appointed to administer such Plan;
(ii) any favorable or unfavorable determination letter from the IRS regarding the qualification of a Plan under Section 401(a) of the Code; or (iii) any notice from a Multi-employer Plan regarding the imposition of withdrawal liability;

          (n) Within three (3) Business Days after the occurrence thereof: (i) any changes in the benefits of any existing Plan which increase the Borrower's annual costs with respect thereto by an amount in excess of $100,000, or the establishment of any new Plan or the commencement of contributions to any Plan to which the Borrower or any ERISA Affiliate was not previously contributing; or (ii) any failure by the Borrower or any ERISA Affiliate to make a required installment or any other required payment under Section 412 of the Code on or before the due date for such installment or payment; or

          (o) Within three (3) Business Days after the Borrower or any ERISA Affiliate knows or has reason to know that any of the following events has or will occur: (i) a Multi-employer Plan has been or will be terminated; (ii) the administrator or plan sponsor of a Multi-employer Plan intends to terminate a Multi-employer Plan; or (iii) the PBGC has instituted or will institute proceedings under Section 4042 of ERISA to terminate a Multi-employer Plan.

          Each notice given under this Section shall describe the subject matter thereof in reasonable detail, and shall set forth the action that the Borrower, its Subsidiary, or any ERISA
Affiliate, as applicable, has taken or proposes to take with respect thereto.

                            ARTICLE 8

             GENERAL WARRANTIES AND REPRESENTATIONS

     The Borrower warrants and represents to the Agent and the Lenders that except as hereafter disclosed to and accepted by the Agent and the Majority Lenders in writing:

     8.1   Authorization,  Validity, and Enforceability  of  this
Agreement and the Loan Documents.

         The Borrower has the corporate power and authority to execute, deliver and perform this Agreement and the other Loan Documents to which it is a party, to incur the Obligations, and to grant to the Agent Liens upon and security interests in the Collateral. The Borrower has taken all necessary corporate action (including obtaining approval of its stockholders if necessary) to authorize its execution, delivery, and performance of this Agreement and the other Loan Documents to which it is a party. This Agreement and the other Loan Documents to which it is a party have been duly executed and delivered by the Borrower, and constitute the legal, valid and binding obligations of the Borrower, enforceable against it in accordance with their respective terms without defense, setoff or counterclaim. The Borrower's execution, delivery, and performance of this Agreement and the other Loan Documents to which it is a party do not and will not conflict with, or constitute a violation or breach of, or constitute a default under, or result in, or require the creation or imposition of any Lien upon the property of the Borrower or any of its Subsidiaries by reason of the terms of (a) any contract, mortgage, Lien, lease, agreement, indenture, or instrument to which the Borrower is a party or which is binding upon it, (b) any Requirement of Law applicable to the Borrower or any of its Subsidiaries, or (c) the certificate or articles of incorporation or by-laws of the Borrower or any of its Subsidiaries.

     8.2  Validity and Priority of Security Interest.

         The provisions of this Agreement, [the Mortgage(s)], and the other Loan Documents create legal and valid Liens on all the Collateral in favor of the Agent, for the ratable benefit of the Agent and the Lenders, and such Liens constitute perfected and continuing Liens on all the Collateral, having priority over all other Liens on the Collateral, except for those Liens identified in clauses (c), (d) and (e) of the definition of Permitted Liens securing all the Obligations, and enforceable against the Borrower and all third parties.

     8.3  Organization and Qualification.

         The Borrower (a) is duly incorporated and organized and validly existing in good standing under the laws of the state of its incorporation, (b) is qualified to do business as a foreign corporation and is in good standing in the jurisdictions set forth on Schedule 8.3 which are the only jurisdictions in which qualification is necessary in order for it to own or lease its property and conduct its business and (c) has all requisite power and authority to conduct its business and to own its property.

     8.4  Corporate Name; Prior Transactions.

         The Borrower has not, during the past five (5) years, been known by or used any other corporate or fictitious name, or been a party to any merger or consolidation, or acquired all or substantially all of the assets of any Person, or acquired any of its property outside of the ordinary course of business.

     8.5  Subsidiaries and Affiliates.

         Schedule 8.5 is a correct and complete list of the name and relationship to the Borrower of each and all of the Borrower's Subsidiaries and other Affiliates. Each Subsidiary is
(a) duly incorporated and organized and validly existing in good standing under the laws of its state of incorporation set forth on Schedule 8.5, and (b) qualified to do business as a foreign corporation and in good standing in each jurisdiction in which the failure to so qualify or be in good standing could reasonably be expected to have a material adverse effect on any such Subsidiary's business, operations, prospects, property, or condition (financial or otherwise) and (c) has all requisite power and authority to conduct its business and own its property.

     8.6  Financial Statements and Projections.

         (a) The Borrower has delivered to the Agent and the Lenders the audited balance sheet and related statements of income, retained earnings, cash flows, and changes in stockholders equity for the Borrower as of March 31, 2000, for the Fiscal Year then ended, accompanied by the report thereon of the Borrower's independent certified public accountants, Ernst & Young. The Borrower has also delivered to the Agent and the
Lenders the unaudited balance sheet and related statements of income and cash flows for the Borrower as of March 31, 2000. All such financial statements have been prepared in accordance with GAAP and present accurately and fairly the financial position of the Borrower as of the dates thereof and its results of operations for the periods then ended.

          (b) The Latest Projections when submitted to the Lenders as required herein represent the Borrower's best estimate of the future financial performance of the Borrower and its consolidated Subsidiaries for the periods set forth therein. The Latest Projections have been prepared on the basis of the assumptions set forth therein, which the Borrower believes are fair and reasonable in light of current and reasonably foreseeable business conditions at the time submitted to the Lender.

     8.7  Capitalization.

         The Borrower's authorized capital stock consists of 10,000 shares of common stock, par value $1.00 per share, of which 500 shares are validly issued and outstanding, fully paid and non-assessable and are owned beneficially and of record by Nicholas Data Services, Ltd.

     8.8  Solvency.

         The Borrower is Solvent prior to and after giving effect to the making of the Revolving Loans to be made on the Closing
Date, and shall remain Solvent during the term of this Agreement.

     8.9  Debt.

         After giving effect to the making of the Revolving Loans to be made on the Closing Date, the Borrower and its Subsidiaries have no Debt, except (a) the Obligations, (b) trade payables and other contractual obligations arising in the ordinary course of business, and (c) other Debt existing on the Closing Date and reflected in its Financial Statements.

     8.10 Intentionally Deleted.

8.11 Title to Property.

         The Borrower has good, indefeasible, and merchantable title to all of its property, free of all Liens except Permitted
Liens.

     8.12 Intentionally Deleted.

     8.13 Intentionally Deleted.

     8.14 Intentionally Deleted.

     8.15 Litigation.

         Except as set forth on Schedule 8.15, there is no pending, or to the best of the Borrower's knowledge threatened, action, suit, proceeding, or counterclaim by any Person, or to the best of the Borrower's knowledge investigation by any Governmental Authority, or any basis for any of the foregoing, which could reasonably be expected to cause a Material Adverse Effect.

     8.16 Restrictive Agreements.

        The Borrower is not a party to any contract or agreement, or subject to any charter or other corporate restriction, which affects its ability to execute, deliver, and perform the Loan Documents and repay the Obligations or which could reasonably be expected to cause a Material Adverse Effect.

     8.17 Labor Disputes.

         As of the Closing Date (a) there is no collective bargaining agreement or other labor contract covering employees of the Borrower or any of its Subsidiaries, (b) no such collective bargaining agreement or other labor contract is scheduled to expire during the term of this Agreement, (c) no union or other labor organization is seeking to organize, or to be recognized as, a collective bargaining unit of employees of the Borrower or any of its Subsidiaries or for any similar purpose, and (d) there is no pending or (to the best of the Borrower's knowledge) threatened, strike, work stoppage, material unfair labor practice claim, or other material labor dispute against or affecting the Borrower or its Subsidiaries or their employees.

     8.18 Environmental Laws.

          (a) The Borrower and its Subsidiaries have complied in all material respects with all Environmental Laws and neither the Borrower nor any Subsidiary nor any of its presently owned real property or presently conducted operations, nor its previously owned real property or prior operations, is subject to any enforcement order from or liability agreement with any Governmental Authority or private Person respecting (i) compliance with any Environmental Law or (ii) any potential liabilities and costs or remedial action arising from the Release or threatened Release of a Contaminant.

          (b) The Borrower and its Subsidiaries have obtained all permits necessary for their current operations under Environmental Laws, and all such permits are in good standing and the Borrower and its Subsidiaries are in compliance with all material terms and conditions of such permits.

     8.19 No Violation of Law.

         Neither the Borrower nor any of its Subsidiaries  is  in
violation  of any law, statute, regulation, ordinance,  judgment,
order,   or  decree  applicable  to  it  which  violation   could
reasonably be expected to have a Material Adverse Effect.

     8.20 No Default.

         Neither the Borrower nor any of its Subsidiaries is in default with respect to any note, indenture, loan agreement, mortgage, lease, deed, or other agreement to which the Borrower or such Subsidiary is a party or by which it is bound, which default could reasonably be expected to have a Material Adverse Effect.

     8.21 ERISA Compliance.

          (a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law. Each Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the best knowledge of the Borrower, nothing has occurred which would cause the loss of such qualification. The Borrower and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

          (b) There are no pending or, to the best knowledge of Borrower, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

          (c) (i) No ERISA Event has occurred or is reasonably expected to occur; (ii) no Pension Plan has any Unfunded Pension Liability; (iii) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA);
(iv) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multi-employer Plan; and (v) neither the Borrower nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

     8.22 Taxes.

         The Borrower and its Subsidiaries have filed all federal and other tax returns and reports required to be filed, and have paid all federal and other taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable unless such unpaid taxes and assessments would constitute a Permitted Lien.

     8.23 Intentionally Deleted.

     8.24 Use of Proceeds; Margin Regulations.

         The proceeds of the Loans are to be used solely for working capital purposes. Neither the Borrower nor any Subsidiary is engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

     8.25 Intentionally Deleted.

     8.26 No Material Adverse Change.

        No material adverse change has occurred in the Borrower's property, business, operations, or conditions (financial or otherwise) since the date of the Financial Statements delivered to the Lenders.

     8.27 Full Disclosure.

         None of the representations or warranties made by the Borrower or any Subsidiary in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in any exhibit, report, statement or certificate furnished by or on behalf of the Borrower or any Subsidiary in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of the Borrower to the Lenders prior to the Closing
Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

     8.28 Intentionally Deleted.

     8.29 Bank Accounts.

         Schedule 8.29 contains as of the Closing Date a complete and accurate list of all bank accounts maintained by the Borrower with any bank or other financial institution.

     8.30 Governmental Authorization.

         No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority or other Person is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Borrower or any of its Subsidiaries of this Agreement or any other Loan Document.



                            ARTICLE 9

               AFFIRMATIVE AND NEGATIVE COVENANTS

          The Borrower covenants to the Agent and each Lender that so long as any of the Obligations remain outstanding or this Agreement is in effect:

     9.1  Taxes and Other Obligations.

          The Borrower shall, and shall cause each of its Subsidiaries to, (a) file when due all tax returns and other reports which it is required to file; (b) pay, or provide for the payment, when due, of all taxes, fees, assessments and other governmental charges against it or upon its property, income and franchises, make all required withholding and other tax deposits, and establish adequate reserves for the payment of all such items, and provide to the Agent and the Lenders, upon request,
satisfactory   evidence  of  its  timely  compliance   with   the
foregoing;  and  (c) pay when due all Debt owed  by  it  and  all
claims   of   materialmen,  mechanics,  carriers,   warehousemen,
landlords, processors and other like Persons, and all other indebtedness owed by it and perform and discharge in a timely manner all other obligations undertaken by it; provided, however, so long as the Borrower has notified the Agent in writing, neither the Borrower nor any of its Subsidiaries need pay any tax, fee, assessment, or governmental charge, that (i) it is contesting in good faith by appropriate proceedings diligently pursued, (ii) the Borrower or its Subsidiary, as the case may be, has established proper reserves for as provided in GAAP, and
(iii) no Lien (other than a Permitted Lien) results from such non-payment.

     9.2  Corporate Existence and Good Standing.

          The  Borrower  shall,  and  shall  cause  each  of  its
Subsidiaries to, maintain its corporate existence and its qualification and good standing in all jurisdictions in which the failure to maintain such existence and qualification or good standing could reasonably be expected to have a Material Adverse Effect.

     9.3  Compliance with Law and Agreements; Maintenance of
          Licenses.

        The Borrower shall comply with all Requirements of Law including the Federal Trade Commission's used car rule and all usury and consumer credit disclosure laws and regulation. The Borrower shall obtain and maintain all licenses, permits, franchises, and governmental authorizations necessary to own its Property and to conduct its business as conducted on the Closing Date.

     9.4  Compliance with ERISA.

         The Borrower shall, and shall cause each of its ERISA Affiliates to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law; (b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; (c) make all required contributions to any Plan subject to Section 412 of the Code; (d) not engage in a prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan; and (e) not engage in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

     9.5  Mergers, Consolidations or Sales.

         The Borrower shall not (a) enter into any transaction of merger, reorganization, or consolidation with any other Person;
(b) transfer, sell, assign, lease, or otherwise dispose of all or any part of the Collateral or its assets; or (c) liquidate or dissolve.

     9.6  Distributions and Capital Change.

        The Borrower shall not (i) directly or indirectly declare or make or incur any liability to make any Distribution or (ii) make any change in its capital structure.

     9.7  Transactions Affecting Collateral or Obligations.

         The Borrower shall not enter into any transaction which is likely to have a Material Adverse Effect.

     9.8  Guaranties.

         The Borrower shall not make, issue, be or become liable on any Guaranty, except Guaranties in favor of the Agent and the Lenders.

     9.9  Debt.

         The Borrower shall not incur or maintain any Debt, other than: (a) the Obligations; (b) trade payables and contractual obligations to suppliers and customers incurred in the ordinary course of business; and (c) other Debt existing on the Closing Date.

     9.10 Prepayment.

         The Borrower shall not voluntarily prepay any Debt, except the Obligations and any Subordinated Debt in accordance with the terms of this Agreement.

     9.11 Transactions with Affiliates.

         Except as expressly provided in this Section 9.11, Borrower shall not sell, transfer, distribute, or pay any money or Property to any Affiliate or make any Distribution to any
Affiliate, or lend any money to and Affiliate, or invest in (by capital contribution or otherwise) or purchase or repurchase any stock or indebtedness, or any Property of any Affiliate, or become liable on any guaranty of the Affiliate. (The foregoing transactions are hereinafter referred to as "Prohibited Transactions"). A Prohibited Transaction shall not include a distribution of cash by Borrower to Nicholas Data Services, Inc. for the limited portion of state and federal tax liabilities imposed on Nicholas Data Services, Inc. resulting from the inclusion of Borrower's taxable income in the income of Nicholas. Notwithstanding the foregoing, so long as no Default or Event of Default then exists, Borrower may engage in a Prohibited Transaction provided the aggregate amount of such transactions in any Fiscal Year of the Borrower do not exceed the lesser of (a) $150,000 ("Permitted Amount") or (b) twenty-five percent (25%() of Borrower's Adjusted Net Earnings from Operations for such Fiscal Year.

     9.12 Intentionally Deleted.


     9.13 Business Conducted.

         The Borrower shall not engage directly or indirectly, in any line of business other than the businesses in which the Borrower is engaged on the Closing Date.

     9.14 Liens.

         The Borrower shall not create, incur, assume, or permit to exist any Lien on any Collateral, except for the Liens in favor of the Agent and the Lenders.

     9.15 Fiscal Year.

        The Borrower shall not change its Fiscal Year.

     9.16 No Recognition of Income.

         Borrower shall not accrue or otherwise recognize any fees, interest, or other income in connection with any Contract under which any payment due thereunder is more than 89 days delinquent as determined on a contractual basis.

     9.17 Intentionally Deleted.


     9.18 Minimum Interest Coverage.

        The Borrower shall not permit the ratio, calculated as of the last day of each month on a cumulative Fiscal Year basis, of
(a) the sum of Adjusted Net Earnings from Operations for the applicable period, plus interest expense and any provision for income taxes for such period (numerator) to (b) aggregate interest expense for such period (denominator), to be less than 1.25:1.

     9.19 Intentionally Deleted.


     9.20 Loss Reserve.

         The Borrower shall maintain loss and dealer reserves at all times during the term of the Agreement in an amount, calculated as of the last day of each month, which shall not be less than an amount equal to the Loss Reserve Percentage (determined as of the last day of such month) multiplied by the aggregate amount of all Net Contract Payments due as of the last day of such month.

     9.21 Borrowing Base Ratio.

         The Borrower shall not permit the ratio of (a) the remainder of (i) all liabilities, obligations, and indebtedness of the Borrower minus (ii) all Subordinated Debt (numerator) to
(b) Borrowing Base Amount (denominator) to be, at any time, more than: 5 to 1.

     9.22 Collateral Adjustment Percent.

         The  Borrower shall not permit the Collateral Adjustment
Percent as of the last day of any month to be greater than twenty-one percent (21%).

     9.23 Limitation on Bulk Purchases.

        Borrower shall not, without Agent's prior written consent (which Agent may withhold in its sole and absolute discretion), acquire for a purchase price greater than $500,000 any Contracts as part of a Bulk Purchase Transaction. The phrase `Bulk Purchase Transaction' shall mean the purchase, on a group or aggregate basis, of Contracts originated by third parties, in one or a series of related transactions, from a seller or affiliated sellers, where Borrower's decision to purchase the Contracts is based primarily on criteria other than the creditworthiness of the individual Contract Debtors who are the Contract obligors. Borrower may, without the consent of Agent, acquire for a purchase price of $500,000 or less Contracts as part of a Bulk Purchase Transaction provided the Borrower has Availability sufficient to consummate the Bulk Purchase Transaction prior to, and without giving effect to, the Bulk Purchase Transaction.

     9.24 Intentionally Deleted.


     9.25 New Subsidiaries.

         The Borrower shall not, directly or indirectly, organize or acquire any Subsidiary other than those listed on Schedule
8.5.

     9.26 Restricted Investment.

        The Borrower shall not make any Restricted Investment.

     9.27 Reporting Methodology.

         The Borrower shall not amend or modify the methodology employed by the Borrower in preparing its accounting and financial reports relating to the presentation of (i) the delinquency of Vehicle Contracts, (ii) the repossession of Vehicles, (iii) the charge-off of delinquent Vehicle Contracts and (iv) the unearned insurance commissions and dealer discounts from the methodology employed by the Borrower as of the Closing Date so as to change the consistency of the information with respect to such items, from time to time, provided to Lender.

     9.28 Contract Forms.

         The Borrower shall not use or acquire in its business Contracts which are not on the printed forms previously approved in writing by the Lender and the Borrower shall not change or vary the printed forms of such Contracts without the Lender's prior written consent, unless such change or variation is required by any Requirement of Law. The Lender may reasonably withhold its consent until the Lender receives a satisfactory opinion of the Borrower's counsel regarding compliance of the revised form of Contract with any Requirement of Law.

     9.29 Credit Guidelines.

         The Borrower shall not make any changes in its Credit Guidelines (a copy of which has been previously furnished by the Borrower to the Lender) without the Agent's prior written consent which the Agent may withhold in its sole and absolute discretion. The Borrower shall not purchase or otherwise acquire Contracts which do not comply with the Credit Guidelines.

     9.30 Extended Warranty Plans.

         To the extent that the Borrower allows a Dealer to finance so-called "extended warranty plans," the Borrower shall ensure that (i) the cost of such plans are disclosed to the
Contract Debtors and such plans are in compliance with all applicable consumer credit laws, including any and all special insurance laws relating thereto and (ii) such plans are underwritten by (x) a major automobile manufacturer or an Affiliate thereof, or (y) an independent and financially sound insurance company.

     9.31 Charge-Off Policy.

          Borrower shall establish and implement, all in a manner satisfactory to Agent, a policy for charging off the unpaid balance of any Contract upon the occurrence of any default under the terms thereof. Without limiting the generality of the foregoing, Borrower shall, on the last business day of each month, charge off (i) the unpaid balance of any Contract with respect to which any payment due thereunder is 120 days or more past due as determined on a contractual basis and (ii) the unpaid balance of any Contract with respect to which the Contract Debtor is the subject of a bankruptcy or insolvency proceeding. In addition, the policy shall provide that Borrower shall immediately charge off all Contracts with a deficiency balance and shall charge off all of the value of any Vehicles which have been repossessed for more than 120 days.

     9.32 Further Assurances.

         The Borrower shall execute and deliver, or cause to be executed and delivered, to the Agent such documents and agreements, and shall take or cause to be taken such actions, as the Agent may, from time to time, request to carry out the terms and conditions of this Agreement and the other Loan Documents.



                           ARTICLE 10

                      CONDITIONS OF LENDING

     10.1 Conditions Precedent to Making of Loans on the Closing
          Date.

         The  obligation  of  the Lenders  to  make  the  initial
Revolving  Loans on the Closing Date are subject to the following
conditions   precedent  having  been  satisfied   in   a   manner
satisfactory to the Agent and each Lender:

          (a) This Agreement and the other Loan Documents shall have been executed by each party thereto and the Borrower shall have performed and complied with all covenants, agreements and conditions contained herein and the other Loan Documents which are required to be performed or complied with by the Borrower before or on such Closing Date.

          (b) Upon making the Revolving Loans (including such Revolving Loans made to finance the Closing Fee or otherwise as reimbursement for fees, costs and expenses then payable under this Agreement) and with all its obligations current, the Borrower would have Availability in an amount no less than $2,000,000.

          (c) All representations and warranties made hereunder and in the other Loan Documents shall be true and correct as if made on such date.

          (d) No Default or Event of Default shall exist on the Closing Date, or would exist after giving effect to the Loans to be made

          (e)  The Agent shall have received:

               (i) acknowledgment copies of proper financing statements, duly filed on or before the Closing Date under the UCC of all jurisdictions that the Agent may deem necessary or desirable in order to perfect the Agent's Lien; and

               (ii) duly executed UCC-3 Termination Statements and such other instruments, in form and substance satisfactory to the Agent, as shall be necessary to terminate and satisfy all Liens on the Property of the Borrower and its Subsidiaries except Permitted Liens.

          (f) The Borrower shall have paid all fees and expenses of the Agent and the Attorney Costs incurred in connection with any of the Loan Documents and the transactions contemplated thereby to the extent invoiced.

          (g) The Agent shall have received evidence, in form, scope, and substance, reasonably satisfactory to the Agent, of all insurance coverage as required by this Agreement.

          (h) The Agent and the Lenders shall have had an opportunity, if they so choose, to examine the books of account and other records and files of the Borrower and to make copies thereof, and to conduct a pre-closing audit which shall include, without limitation, verification of Inventory, Accounts, and the Borrowing Base, and the results of such examination and audit shall have been satisfactory to the Agent and the Lenders in all respects.

          (i) All proceedings taken in connection with the execution of this Agreement, all other Loan Documents and all documents and papers relating thereto shall be satisfactory in form, scope, and substance to the Agent and the Lenders.

     The acceptance by the Borrower of any Loans made on the Closing Date shall be deemed to be a representation and warranty made by the Borrower to the effect that all of the conditions precedent to the making of such Loans have been satisfied, with the same effect as delivery to the Agent and the Lenders of a certificate signed by a Responsible Officer of the Borrower, dated the Closing Date, to such effect.

     Execution and delivery to the Agent by a Lender of a counterpart of this Agreement shall be deemed confirmation by such Lender that (i) all conditions precedent in this Section
10.1 have been fulfilled to the satisfaction of such Lender, (ii) the decision of such Lender to execute and deliver to the Agent an executed counterpart of this Agreement was made by such Lender independently and without reliance on the Agent or any other Lender as to the satisfaction of any condition precedent set forth in this Section 10.1, and (iii) all documents sent to such Lender for approval consent, or satisfaction were acceptable to such Lender.

     10.2 Conditions Precedent to Each Loan.

         The obligation of the Lenders to make each Loan, including the initial Revolving Loans on the Closing Date shall be subject to the further conditions precedent that on and as of the date of any such extension of credit:

          (a) the following statements shall be true, and the acceptance by the Borrower of any extension of credit shall be deemed to be a statement to the effect set forth in clauses
(i) and (ii), with the same effect as the delivery to the Agent and the Lenders of a certificate signed by a Responsible Officer, dated the date of such extension of credit, stating that:

               (i) The representations and warranties contained in this Agreement and the other Loan Documents are correct in all material respects on and as of the date of such extension of credit as though made on and as of such date, other than any such representation or warranty which relates to a specified prior date and except to the extent the Agent and the Lenders have been notified by the Borrower that any representation or warranty is not correct and the Majority Lenders have explicitly waived in writing compliance with such representation or warranty; and

               (ii) No event has occurred and is continuing, or would result from such extension of credit, which constitutes a Default or an Event of Default; and

          (b) The amount of the Borrowing Base shall be sufficient to make such Revolving Loans without exceeding the Availability, provided, however, that the foregoing conditions precedent are not conditions to each Lender participating in or reimbursing the Bank or the Agent for such Lenders' Pro Rata Share of any Non-Ratable Loan or Agent Advance made in accordance with the provisions of Sections 2.2(h), (i) and (j).



                           ARTICLE 11

                      DEFAULT AND REMEDIES

     11.1 Events of Default.

           It    shall    constitute   an   event   of    default
("Event of Default") if any one or more of the following shall occur for any reason:

          (a) any failure by the Borrower to pay the principal of or interest or premium on any of the Obligations or any fee or other amount owing hereunder when due, whether upon demand or otherwise;

          (b) any representation or warranty made or deemed made by the Borrower in this Agreement or by the Borrower or any of its Subsidiaries in any of the other Loan Documents, any Financial Statement, or any certificate furnished by the Borrower or any of its Subsidiaries at any time to the Agent or any Lender shall prove to be untrue in any material respect as of the date on which made, deemed made, or furnished;

          (c) any default shall occur in the observance or performance of any of the covenants and agreements contained in this Agreement, any other Loan Documents, or any other agreement entered into at any time to which the Borrower or any Subsidiary and the Agent or any Lender are party (including in respect of any Bank Products), or if any such agreement or document shall terminate (other than in accordance with its terms or the terms hereof or with the written consent of the Agent and the Majority Lenders) or become void or unenforceable, without the written consent of the Agent and the Majority Lenders;

          (d) default shall occur with respect to any Debt For Borrowed Money (other than the Obligations) of the Borrower or any of its Subsidiaries in an outstanding principal amount which exceeds $100,000, or under any agreement or instrument under or pursuant to which any such Debt For Borrowed Money may have been issued, created, assumed, or guaranteed by the Borrower or any of its Subsidiaries, and such default shall continue for more than the period of grace, if any, therein specified, if the effect thereof (with or without the giving of notice or further lapse of time or both) is to accelerate, or to permit the holders of any such Debt For Borrowed Money to accelerate, the maturity of any such Debt For Borrowed Money; or any such Debt For Borrowed Money shall be declared due and payable or be required to be prepaid (other than by a regularly scheduled required prepayment) prior to the stated maturity thereof;

          (e) the Borrower or any of its Subsidiaries shall (i) file a voluntary petition in bankruptcy or file a voluntary petition or an answer or otherwise commence any action or proceeding seeking reorganization, arrangement or readjustment of its debts or for any other relief under the federal Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing, or consent to, approve of, or acquiesce in, any such petition, action or proceeding; (ii) apply for or acquiesce in the appointment of a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee or similar officer for it or for all or any part of its property; (iii) make an assignment for the benefit of creditors; or (iv) be unable generally to pay its debts as they become due;

          (f) an involuntary petition or proposal shall be filed or an action or proceeding otherwise commenced seeking reorganization, arrangement, consolidation or readjustment of the debts of the Borrower or any of its Subsidiaries or for any other relief under the federal Bankruptcy Code, as amended, or under any other bankruptcy or insolvency act or law, state or federal, now or hereafter existing;

          (g) a receiver, assignee, liquidator, sequestrator, custodian, monitor, trustee or similar officer for the Borrower or any of its Subsidiaries or for all or any part of its property shall be appointed or a warrant of attachment, execution or similar process shall be issued against any part of the property of the Borrower or any of its Subsidiaries;

          (h) the Borrower or any of its Subsidiaries shall file a certificate of dissolution under applicable state law or shall be liquidated, dissolved or wound-up or shall commence or have commenced against it any action or proceeding for dissolution, winding-up or liquidation, or shall take any corporate action in furtherance thereof;

          (i) all or any material part of the property of the Borrower or any of its Subsidiaries shall be nationalized, expropriated or condemned, seized or otherwise appropriated, or custody or control of such property or of the Borrower or such Subsidiary shall be assumed by any Governmental Authority or any court of competent jurisdiction at the instance of any Governmental Authority, except where contested in good faith by proper proceedings diligently pursued where a stay of enforcement is in effect;

          (j)    any   Guaranty  of  the  Obligations  shall   be
terminated, revoked or declared void or invalid;

          (k) one or more judgments, orders, decrees or arbitration awards is entered against the Borrower involving in the aggregate liability (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage) as to any single or related or unrelated series of transactions, incidents or conditions, of $100,000 or more, and the same shall remain unsatisfied, unvacated and unstayed pending appeal for a period of 5 days after the entry thereof;

          (l) any loss, theft, damage or destruction of any item or items of Collateral or other property of the Borrower or any Subsidiary occurs which could reasonably be expected to cause a Material Adverse Effect and is not adequately covered by insurance;

          (m)  there occurs a Material Adverse Effect;

          (n) there is filed against the Borrower or any of its Subsidiaries any action, suit or proceeding under any federal or state racketeering statute (including the Racketeer Influenced and Corrupt Organization Act of 1970), which action, suit or proceeding (i) is not dismissed within one hundred twenty (120) days, and (ii) could reasonably be expected to result in the confiscation or forfeiture of any material portion of the Collateral;

          (o) for any reason other than the failure of the Agent to take any action available to it to maintain perfection of the Agent's Liens, pursuant to the Loan Documents, any Loan Document ceases to be in full force and effect or any Lien with respect to any material portion of the Collateral intended to be secured thereby ceases to be, or is not, valid, perfected and prior to all other Liens (other than Permitted Liens) or is terminated, revoked or declared void;

          (p) an ERISA Event shall occur with respect to a Pension Plan or Multi-employer Plan which has resulted or could reasonably be expected to result in liability of the Borrower under Title IV of ERISA to the Pension Plan, Multi-employer Plan or the PBGC in an aggregate amount in excess of $100,000; (ii) the aggregate amount of Unfunded Pension Liability among all Pension Plans at any time exceeds $100,000; or (iii) the Borrower or any ERISA Affiliate shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multi-employer Plan in an aggregate amount in excess of $100,000;

          (q) Peter L. Vosotas at any time fails to own at least twenty-five percent (25%) of the voting stock of Nicholas Financial, Inc. ("Parent") or that Parent at any time fails to own all of the issued and outstanding stock of Borrower, or that Peter L. Vosotas at any time fails to control the Borrower; or

          (r) the Borrower's Collateral Adjustment Percent is at any time greater than twenty-one percent (21%).

     11.2 Remedies.

         (a) If a Default or an Event of Default exists, the Agent may, in its discretion, and shall, at the direction of the Majority Lenders, do one or more of the following at any time or times and in any order, without notice to or demand on the
Borrower: (i) reduce the Maximum Revolver Amount, or the advance rates against Eligible Contracts used in computing the Borrowing Base, or reduce one or more of the other elements used in computing the Borrowing Base; and (ii) restrict the amount of or refuse to make Revolving Loans. If an Event of Default exists, the Agent shall, at the direction of the Majority Lenders, do one or more of the following, in addition to the actions described in the preceding sentence, at any time or times and in any order, without notice to or demand on the Borrower: (A) terminate the Commitments and this Agreement; (B) declare any or all Obligations to be immediately due and payable; provided, however, that upon the occurrence of any Event of Default described in Sections 11.1(e), 11.1(f), 11.1(g), or 11.1(h), the Commitments shall automatically and immediately expire and all
Obligations shall automatically become immediately due and payable without notice or demand of any kind; and (C) pursue its other rights and remedies under the Loan Documents and applicable law.

          (b) If an Event of Default has occurred and is continuing: (i) the Agent shall have for the benefit of the
Lenders,  in  addition to all other rights of the Agent  and  the
Lenders, the rights and remedies of a secured party under the UCC; (ii) the Agent may, at any time, take possession of the Collateral and keep it on the Borrower's premises, at no cost to the Agent or any Lender, or remove any part of it to such other place or places as the Agent may desire, or the Borrower shall, upon the Agent's demand, at the Borrower's cost, assemble the Collateral and make it available to the Agent at a place reasonably convenient to the Agent; and (iii) the Agent may sell and deliver any Collateral at public or private sales, for cash, upon credit or otherwise, at such prices and upon such terms as the Agent deems advisable, in its sole discretion, and may, if the Agent deems it reasonable, postpone or adjourn any sale of the Collateral by an announcement at the time and place of sale or of such postponed or adjourned sale without giving a new notice of sale. Without in any way requiring notice to be given in the following manner, the Borrower agrees that any notice by the Agent of sale, disposition or other intended action hereunder or in connection herewith, whether required by the UCC or otherwise, shall constitute reasonable notice to the Borrower if such notice is mailed by registered or certified mail, return receipt requested, postage prepaid, or is delivered personally against receipt, at least five (5) Business Days prior to such action to the Borrower's address specified in or pursuant to
Section 15.8. If any Collateral is sold on terms other than payment in full at the time of sale, no credit shall be given against the Obligations until the Agent or the Lenders receive payment, and if the buyer defaults in payment, the Agent may resell the Collateral without further notice to the Borrower. In the event the Agent seeks to take possession of all or any portion of the Collateral by judicial process, the Borrower irrevocably waives: (A) the posting of any bond, surety or security with respect thereto which might otherwise be required;
(B) any demand for possession prior to the commencement of any suit or action to recover the Collateral; and (C) any requirement that the Agent retain possession and not dispose of any Collateral until after trial or final judgment. The Borrower agrees that the Agent has no obligation to preserve rights to the Collateral or marshal any Collateral for the benefit of any Person. The Agent is hereby granted a license or other right to use, without charge, the Borrower's labels, patents, copyrights, name, trade secrets, trade names, trademarks, and advertising matter, or any similar property, in completing production of, advertising or selling any Collateral, and the Borrower's rights under all licenses and all franchise agreements shall inure to the Agent's benefit for such purpose. The proceeds of sale shall be applied first to all expenses of sale, including attorneys' fees, and then to the Obligations. The Agent will return any excess to the Borrower and the Borrower shall remain liable for any deficiency.

          (c) If an Event of Default occurs, the Borrower hereby waives all rights to notice and hearing prior to the exercise by the Agent of the Agent's rights to repossess the Collateral without judicial process or to reply, attach or levy upon the Collateral without notice or hearing.

                          ARTICLE 12


                      TERM AND TERMINATION

     12.1 Term and Termination.

         The term of this Agreement shall end on the Stated Termination Date. The Agent upon direction from the Majority Lenders may terminate this Agreement without notice upon the occurrence of an Event of Default. Upon the effective date of termination of this Agreement for any reason whatsoever, all Obligations (including all unpaid principal, accrued and unpaid interest and any early termination or prepayment fees or penalties) shall become immediately due and payable. Notwithstanding the termination of this Agreement, until all Obligations are indefeasibly paid and performed in full in cash, the Borrower shall remain bound by the terms of this Agreement and shall not be relieved of any of its Obligations hereunder, and the Agent and the Lenders shall retain all their rights and remedies hereunder or under any other Loan Document (including the Agent's Liens in and all rights and remedies with respect to all then existing and after-arising Collateral).



                           ARTICLE 13

  AMENDMENTS; WAIVERS; PARTICIPATIONS; ASSIGNMENTS; SUCCESSORS

     13.1 Amendments and Waivers.

        No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Borrower therefrom, shall be effective unless the same shall be in writing and signed by the Majority Lenders (or by the Agent at the written request of the Majority Lenders) and the Borrower and then any such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such waiver, amendment, or consent shall, unless in writing and signed by all the Lenders and the Borrower and acknowledged by the Agent, do any of the following:

          (a)  increase or extend the Commitment of any Lender;

          (b) postpone or delay any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to the Lenders (or any of them) hereunder or under any other Loan Document;

          (c) reduce the principal of, or the rate of interest specified herein on any Loan, or any fees or other amounts payable hereunder or under any other Loan Document;

          (d) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Loans which is required for the Lenders or any of them to take any action hereunder;

          (e) increase any of the percentages set forth in the definition of the Borrowing Base;

          (f) amend this Section or any provision of this Agreement providing for consent or other action by all Lenders;

          (g)   release  Collateral other than  as  permitted  by
Section 14.12 or release any Guaranty of the Obligations;

          (h) change the definitions of "Majority Lenders" or "Required Lenders"; or

          (i)  increase the Maximum Revolver Amount.

     13.2 Assignments; Participations.

          (a) Any Lender may, with the written consent of the Agent (which consent shall not be unreasonably withheld), assign and delegate to one or more Eligible Assignees (provided that no consent of the Agent shall be required in connection with any assignment and delegation by a Lender to an Affiliate of such Lender) (each an "Assignee") all, or any ratable part of all, of the Loans, the Commitments and the other rights and obligations of such Lender hereunder, in a minimum amount of $5,000,000 (provided that, unless an assignor Lender has assigned and delegated all of its Loans and Commitments, no such assignment and/or delegation shall be permitted unless, after giving effect thereto, such assignor Lender retains a Commitment in a minimum amount of $5,000,000); provided, however, that the Borrower and the Agent may continue to deal solely and directly with such Lender in connection with the interest so assigned to an Assignee until (i) written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Borrower and the Agent by such Lender and the Assignee; (ii) such Lender and its Assignee shall have delivered to the Borrower and the Agent an Assignment and Acceptance in the form of Exhibit F ("Assignment and Acceptance") [together with any note or notes subject to such assignment] and (iii) the assignor Lender or Assignee has paid to the Agent a processing fee in the amount of $3,000.

          (b) From and after the date that the Agent notifies the assignor Lender that it has received an executed Assignment and Acceptance and payment of the above-referenced processing fee, (i) the Assignee thereunder shall be a party hereto and, to the extent that rights and obligations have been assigned to it pursuant to such Assignment and Acceptance, shall have the rights and obligations of a Lender under the Loan Documents, and (ii) the assignor Lender shall, to the extent that rights and obligations hereunder and under the other Loan Documents have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

          (c) By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document furnished pursuant hereto or the attachment, perfection, or priority of any Lien granted by the Borrower to the Agent or any Lender in the Collateral; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under this Agreement or any other Loan Document furnished pursuant hereto;
(iii) such Assignee confirms that it has received a copy of this Agreement, together with such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such Assignee will, independently and without reliance upon the Agent, such assigning Lender or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such Assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers, including the discretionary rights and incidental power, as are reasonably incidental thereto; and (vi) such Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

          (d) Immediately upon satisfaction of the requirements of Section 13.2(a), this Agreement shall be deemed to be amended to the extent, but only to the extent, necessary to reflect the addition of the Assignee and the resulting adjustment of the Commitments arising therefrom. The Commitment allocated to each Assignee shall reduce such Commitments of the assigning Lender pro tanto.

          (e) Any Lender may at any time sell to one or more commercial banks, financial institutions, or other Persons not Affiliates of the Borrower (a "Participant") participating interests in any Loans, the Commitment of that Lender and the other interests of that Lender (the "originating Lender") hereunder and under the other Loan Documents; provided, however, that (i) the originating Lender's obligations under this Agreement shall remain unchanged, (ii) the originating Lender shall remain solely responsible for the performance of such obligations, (iii) the Borrower and the Agent shall continue to deal solely and directly with the originating Lender in connection with the originating Lender's rights and obligations under this Agreement and the other Loan Documents, and (iv) no Lender shall transfer or grant any participating interest under which the Participant has rights to approve any amendment to, or any consent or waiver with respect to, this Agreement or any other Loan Document, and all amounts payable by the Borrower hereunder shall be determined as if such Lender had not sold such participation; except that, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent and subject to the same limitation as if the amount of its participating interest were owing directly to it as a Lender under this Agreement.

          (f) Notwithstanding any other provision in this Agreement, any Lender may at any time create a security interest in, or pledge, all or any portion of its rights under and interest in this Agreement in favor of any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury
Regulation 31 CFR 203.14, and such Federal Reserve Bank may enforce such pledge or security interest in any manner permitted under applicable law.

                           ARTICLE 14

                            THE AGENT

     14.1 Appointment and Authorization.

         Each Lender hereby designates and appoints Bank as its Agent under this Agreement and the other Loan Documents and each Lender hereby irrevocably authorizes the Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto. The Agent agrees to act as such on the express conditions contained in this Article 14. The provisions of this Article 14 are solely for the benefit of the Agent and the Lenders and the Borrower shall have no rights as a third party beneficiary of any of the provisions contained herein. Notwithstanding any provision to the contrary contained elsewhere in this Agreement or in any other Loan Document, the Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Agent have or be deemed to have any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Agent. Without limiting the generality of the foregoing sentence, the use of the term "agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties. Except as expressly otherwise provided in this Agreement, the Agent shall have and may use its sole discretion with respect to exercising or refraining from exercising any discretionary rights or taking or refraining from taking any actions which the Agent is expressly entitled to take or assert under this Agreement and the other Loan Documents, including (a) the determination of the applicability of ineligibility criteria with respect to the calculation of the Borrowing Base, (b) the making of Agent Advances pursuant to Section 2.2(i), and (c) the exercise of remedies pursuant to Section 11.2, and any action so taken or not taken shall be deemed consented to by the Lenders.

     14.2 Delegation of Duties.

         The Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects as long as such selection was made without gross negligence or willful misconduct.

     14.3 Liability of Agent.

        None of the Agent-Related Persons shall (i) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct), or (ii) be responsible in any manner to any of the Lenders for any recital, statement, representation or warranty made by the Borrower or any Subsidiary or Affiliate of the Borrower, or any officer thereof, contained in this Agreement or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of the Borrower or any other party to any Loan Document to perform its obligations hereunder or thereunder. No Agent-Related Person shall be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Borrower or any of the Borrower's Subsidiaries or Affiliates.

     14.4 Reliance by Agent.

        The Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to the Borrower), independent accountants and other experts selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Loan Document unless it shall first receive such advice or concurrence of the Majority Lenders as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Majority Lenders (or all Lenders if so required by Section 13.1) and such request and any action taken or failure to act pursuant thereto shall be binding upon all of the Lenders.

     14.5 Notice of Default.

        The Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default, unless the Agent shall have received written notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default." The Agent will notify the Lenders of its receipt of any such notice. The Agent shall take such action with respect to such Default or Event of Default as may be requested by the Majority Lenders in accordance with Section 11; provided, however, that unless and until the Agent has received any such request, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable.

     14.6 Credit Decision.

         Each Lender acknowledges that none of the Agent-Related Persons has made any representation or warranty to it, and that no act by the Agent hereinafter taken, including any review of the affairs of the Borrower and its Affiliates, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender. Each Lender represents to the Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower and its Affiliates, and all applicable bank regulatory laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Borrower. Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower. Except for notices, reports and other documents expressly herein required to be furnished to the Lenders by the Agent, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of the Borrower which may come into the possession of any of the Agent-Related Persons.

     14.7 Indemnification.

         Whether or not the transactions contemplated hereby are consummated, the Lenders shall indemnify upon demand the Agent-Related Persons (to the extent not reimbursed by or on behalf of the Borrower and without limiting the obligation of the Borrower to do so), pro rata, from and against any and all Indemnified Liabilities as such term is defined in Section 15.11; provided, however, that no Lender shall be liable for the payment to the Agent-Related Persons of any portion of such Indemnified Liabilities resulting solely from such Person's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender shall reimburse the Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Agent is not reimbursed for such expenses by or on behalf of the Borrower. The undertaking in this Section shall survive the payment of all Obligations hereunder and the resignation or replacement of the Agent.

     14.8 Agent in Individual Capacity.

         The Bank and its Affiliates may make loans to, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with the Borrower and its Subsidiaries and Affiliates as though the Bank were not the Agent hereunder and without notice to or consent of the Lenders. The Lenders acknowledge that, pursuant to such activities, the Bank or its Affiliates may receive information regarding the Borrower or its Affiliates (including information that may be subject to confidentiality obligations in favor of the Borrower or such Subsidiary) and acknowledge that the Agent and the Bank shall be under no obligation to provide such information to them. With respect to its Loans, the Bank shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent, and the terms "Lender" and "Lenders" include the Bank in its individual capacity.

     14.9 Successor Agent.

         The Agent may resign as Agent upon 30 days notice to the Lenders and the Borrower, such resignation to be effective upon the acceptance of a successor agent to its appointment as Agent. In the event the Bank sells all of its Commitment and Revolving Loans as part of a sale, transfer or other disposition by the Bank of substantially all of its loan portfolio, the Bank shall resign as Agent and such purchaser or transferee shall become the successor Agent hereunder. If the Agent resigns under this Agreement, subject to the proviso in the preceding sentence, the Majority Lenders shall appoint from among the Lenders a successor agent for the Lenders. If no successor agent is appointed prior to the effective date of the resignation of the Agent, the Agent may appoint, after consulting with the Lenders and the Borrower, a successor agent from among the Lenders. Upon the acceptance of its appointment as successor agent hereunder, such successor agent shall succeed to all the rights, powers and duties of the retiring Agent and the term "Agent" shall mean such successor agent and the retiring Agent's appointment, powers and duties as Agent shall be terminated. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article 14 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

     14.10     Withholding Tax.

        (a) If any Lender is a "foreign corporation, partnership or trust" within the meaning of the Code and such Lender claims exemption from, or a reduction of, U.S. withholding tax under Sections 1441 or 1442 of the Code, such Lender agrees with and in favor of the Agent, to deliver to the Agent:

               (i) if such Lender claims an exemption from, or a reduction of, withholding tax under a United States of America tax treaty, properly completed IRS Forms 1001 and W-8 before the payment of any interest in the first calendar year and before the payment of any interest in each third succeeding calendar year during which interest may be paid under this Agreement;

               (ii) if such Lender claims that interest paid under this Agreement is exempt from United States of America withholding tax because it is effectively connected with a United States of America trade or business of such Lender, two properly completed and executed copies of IRS Form 4224 before the payment of any interest is due in the first taxable year of such Lender and in each succeeding taxable year of such Lender during which interest may be paid under this Agreement, and IRS Form W-9; and

               (iii) such other form or forms as may be required under the Code or other laws of the United States of America as a condition to exemption from, or reduction of, United
States of America withholding tax.

Such Lender agrees to promptly notify the Agent of any change in circumstances which would modify or render invalid any claimed exemption or reduction.

          (b) If any Lender claims exemption from, or reduction of, withholding tax under a United States of America tax treaty by providing IRS Form 1001 and such Lender sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations owing to such Lender, such Lender agrees to notify the Agent of the percentage amount in which it is no longer the beneficial owner of Obligations of the Borrower to such Lender. To the extent of such percentage amount, the Agent will treat such Lender's IRS Form 1001 as no longer valid.

          (c) If any Lender claiming exemption from United States of America withholding tax by filing IRS Form 4224 with the Agent sells, assigns, grants a participation in, or otherwise transfers all or part of the Obligations owing to such Lender, such Lender agrees to undertake sole responsibility for complying with the withholding tax requirements imposed by Sections 1441 and 1442 of the Code.

          (d) If any Lender is entitled to a reduction in the applicable withholding tax, the Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable withholding tax after taking into account such reduction. If the forms or other documentation required by subsection (a) of this Section are not delivered to the Agent, then the Agent may withhold from any interest payment to such Lender not providing such forms or other documentation an amount equivalent to the applicable withholding tax.

          (e) If the IRS or any other Governmental Authority of the United States of America or other jurisdiction asserts a claim that the Agent did not properly withhold tax from amounts paid to or for the account of any Lender (because the appropriate form was not delivered, was not properly executed, or because such Lender failed to notify the Agent of a change in circumstances which rendered the exemption from, or reduction of, withholding tax ineffective, or for any other reason) such Lender shall indemnify the Agent fully for all amounts paid, directly or indirectly, by the Agent as tax or otherwise, including penalties and interest, and including any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section, together with all costs and expenses (including Attorney Costs). The obligation of the Lenders under this subsection shall survive the payment of all Obligations and the resignation or replacement of the Agent.

     14.11     Intentionally Deleted.

     14.12     Collateral Matters.

          (a) The Lenders hereby irrevocably authorize the Agent, at its option and in its sole discretion, to release any Agent's Lien upon any Collateral (i) upon the termination of the Commitments and payment and satisfaction in full by Borrower of all Loans and all other Obligations; (ii) constituting property being sold or disposed of if the Borrower certifies to the Agent that the sale or disposition is made in compliance with Section
9.9 (and the Agent may rely conclusively on any such certificate, without further inquiry); (iii) constituting property in which the Borrower owned no interest at the time the Lien was granted or at any time thereafter; or (iv) constituting property leased to the Borrower under a lease which has expired or been terminated in a transaction permitted under this Agreement. Except as provided above, the Agent will not release any of the Agent's Liens without the prior written authorization of the Lenders; provided that the Agent may, in its discretion, release the Agent's Liens on Collateral valued in the aggregate not in excess of $100,000 during any one year period without the prior written authorization of the Lenders. Upon request by the Agent or the Borrower at any time, the Lenders will confirm in writing the Agent's authority to release any Agent's Liens upon particular types or items of Collateral pursuant to this Section 14.12.

          (b) Upon receipt by the Agent of any authorization required pursuant to Section 14.12(a) from the Lenders of the Agent's authority to release any Agent's Liens upon particular types or items of Collateral, and upon at least five (5) Business Days prior written request by the Borrower, the Agent shall (and is hereby irrevocably authorized by the Lenders to) execute such documents as may be necessary to evidence the release of the Agent's Liens upon such Collateral; provided, however, that (i) the Agent shall not be required to execute any such document on terms which, in the Agent's opinion, would expose the Agent to liability or create any obligation or entail any consequence other than the release of such Liens without recourse or warranty, and (ii) such release shall not in any manner discharge, affect or impair the Obligations or any Liens (other than those expressly being released) upon (or obligations of the Borrower in respect of) all interests retained by the Borrower, including the proceeds of any sale, all of which shall continue to constitute part of the Collateral.

          (c) The Agent shall have no obligation whatsoever to any of the Lenders to assure that the Collateral exists or is owned by the Borrower or is cared for, protected or insured or has been encumbered, or that the Agent's Liens have been properly or sufficiently or lawfully created, perfected, protected or enforced or are entitled to any particular priority, or to exercise at all or in any particular manner or under any duty of care, disclosure or fidelity, or to continue exercising, any of the rights, authorities and powers granted or available to the Agent pursuant to any of the Loan Documents, it being understood and agreed that in respect of the Collateral, or any act, omission or event related thereto, the Agent may act in any manner it may deem appropriate, in its sole discretion given the Agent's own interest in the Collateral in its capacity as one of the Lenders and that the Agent shall have no other duty or liability whatsoever to any Lender as to any of the foregoing.

     14.13     Restrictions on Actions by Lenders; Sharing of
               Payments.

         (a) Each of the Lenders agrees that it shall not, without the express consent of all Lenders, and that it shall, to the extent it is lawfully entitled to do so, upon the request of all Lenders, set off against the Obligations, any amounts owing by such Lender to the Borrower or any accounts of the Borrower now or hereafter maintained with such Lender. Each of the Lenders further agrees that it shall not, unless specifically requested to do so by the Agent, take or cause to be taken any action to enforce its rights under this Agreement or against the Borrower, including the commencement of any legal or equitable proceedings, to foreclose any Lien on, or otherwise enforce any security interest in, any of the Collateral.

          (b)   If  at any time or times any Lender shall receive
(i) by payment, foreclosure, setoff or otherwise, any proceeds of Collateral or any payments with respect to the Obligations of the Borrower to such Lender arising under, or relating to, this Agreement or the other Loan Documents, except for any such proceeds or payments received by such Lender from the Agent pursuant to the terms of this Agreement, or (ii) payments from the Agent in excess of such Lender's ratable portion of all such distributions by the Agent, such Lender shall promptly (1) turn the same over to the Agent, in kind, and with such endorsements as may be required to negotiate the same to the Agent, or in same day funds, as applicable, for the account of all of the Lenders and for application to the Obligations in accordance with the applicable provisions of this Agreement, or (2) purchase, without recourse or warranty, an undivided interest and participation in the Obligations owed to the other Lenders so that such excess payment received shall be applied ratably as among the Lenders in accordance with their Pro Rata Shares; provided, however, that if all or part of such excess payment received by the purchasing party is thereafter recovered from it, those purchases of participations shall be rescinded in whole or in part, as applicable, and the applicable portion of the purchase price paid therefor shall be returned to such purchasing party, but without interest except to the extent that such purchasing party is required to pay interest in connection with the recovery of the excess payment.

     14.14     Agency for Perfection.

         Each Lender hereby appoints each other Lender as agent for the purpose of perfecting the Lenders' security interest in assets which, in accordance with Article 9 of the UCC can be perfected only by possession. Should any Lender (other than the Agent) obtain possession of any such Collateral, such Lender shall notify the Agent thereof, and, promptly upon the Agent's request therefor shall deliver such Collateral to the Agent or in accordance with the Agent's instructions.

     14.15     Payments by Agent to Lenders.

         All payments to be made by the Agent to the Lenders shall be made by bank wire transfer or internal transfer of immediately available funds to each Lender pursuant to wire transfer instructions delivered in writing to the Agent on or prior to the Closing Date (or if such Lender is an Assignee, on the applicable Assignment and Acceptance), or pursuant to such other wire transfer instructions as each party may designate for itself by written notice to the Agent. Concurrently with each such payment, the Agent shall identify whether such payment (or any portion thereof) represents principal, premium or interest on the Revolving Loans, or otherwise.

     14.16      Concerning  the Collateral and the  Related  Loan
                Documents.

         Each Lender authorizes and directs the Agent to enter into this Agreement and the other Loan Documents, for the ratable benefit and obligation of the Agent and the Lenders. Each Lender agrees that any action taken by the Agent, Majority Lenders or Required Lenders, as applicable, in accordance with the terms of this Agreement or the other Loan Documents, and the exercise by the Agent, the Majority Lenders, or the Required Lenders, as applicable, of their respective powers set forth therein or herein, together with such other powers that are reasonably incidental thereto, shall be binding upon all of the Lenders.

     14.17     Field Audit and Examination Reports; Disclaimer by
               Lenders.

        By signing this Agreement, each Lender:

          (a)  is deemed to have requested that the Agent furnish
such  Lender, promptly after it becomes available, a copy of each
field   audit   or  examination  report  (each  a  "Report"   and
collectively, "Reports") prepared by the Agent;

          (b) expressly agrees and acknowledges that neither the Bank nor the Agent (i) makes any representation or warranty as to the accuracy of any Report, or (ii) shall be liable for any information contained in any Report;

          (c) expressly agrees and acknowledges that the Reports are not comprehensive audits or examinations, that the Agent or the Bank or other party performing any audit or examination will inspect only specific information regarding the Borrower and will rely significantly upon the Borrower's books and records, as well as on representations of the Borrower's personnel;

          (d) agrees to keep all Reports confidential and strictly for its internal use, and not to distribute except to its participants, or use any Report in any other manner; and

          (e) without limiting the generality of any other indemnification provision contained in this Agreement, agrees:
(i) to hold the Agent and any such other Lender preparing a Report harmless from any action the indemnifying Lender may take or conclusion the indemnifying Lender may reach or draw from any Report in connection with any loans or other credit accommodations that the indemnifying Lender has made or may make to the Borrower, or the indemnifying Lender's participation in, or the indemnifying Lender's purchase of, a loan or loans of the Borrower; and (ii) to pay and protect, and indemnify, defend and hold the Agent and any such other Lender preparing a Report harmless from and against, the claims, actions, proceedings, damages, costs, expenses and other amounts (including Attorney Costs) incurred by the Agent and any such other Lender preparing a Report as the direct or indirect result of any third parties who might obtain all or part of any Report through the indemnifying Lender.

     14.18     Relation Among Lenders.

         The Lenders are not partners or co-venturers, and no Lender shall be liable for the acts or omissions of, or (except as otherwise set forth herein in case of the Agent) authorized to act for, any other Lender.



                           ARTICLE 15

                          MISCELLANEOUS

     15.1 No Waivers; Cumulative Remedies.

         No failure by the Agent or any Lender to exercise any right, remedy, or option under this Agreement or any present or future supplement thereto, or in any other agreement between or among the Borrower and the Agent and/or any Lender, or delay by the Agent or any Lender in exercising the same, will operate as a waiver thereof. No waiver by the Agent or any Lender will be effective unless it is in writing, and then only to the extent specifically stated. No waiver by the Agent or the Lenders on any occasion shall affect or diminish the Agent's and each Lender's rights thereafter to require strict performance by the Borrower of any provision of this Agreement. The Agent and the Lenders may proceed directly to collect the Obligations without any prior recourse to the Collateral. The Agent's and each Lender's rights under this Agreement will be cumulative and not exclusive of any other right or remedy which the Agent or any Lender may have.

     15.2 Severability.

         The illegality or unenforceability of any provision of this Agreement or any Loan Document or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

     15.3 Governing Law; Choice of Forum; Service of Process.

         (a) THIS AGREEMENT SHALL BE INTERPRETED AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO DETERMINED IN ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO THE CONFLICT OF LAWS PROVISIONS PROVIDED THAT PERFECTION ISSUES WITH RESPECT TO
ARTICLE 9 OF THE UCC MAY GIVE EFFECT TO APPLICABLE CHOICE OR CONFLICT OF LAW RULES SET FORTH IN ARTICLE 9 OF THE UCC) OF THE STATE OF NEW YORK; PROVIDED THAT THE AGENT AND THE LENDERS SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

          (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR OF THE UNITED STATES OF AMERICA FOR THE SOUTHERN DISTRICT OF NEW YORK, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE BORROWER, THE AGENT AND THE LENDERS CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF THOSE COURTS. EACH OF THE BORROWER, THE AGENT AND THE LENDERS IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. NOTWITHSTANDING THE FOREGOING: (1) THE AGENT AND THE LENDERS SHALL HAVE THE RIGHT TO BRING ANY ACTION OR PROCEEDING AGAINST THE BORROWER OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION THE AGENT OR THE LENDERS DEEM NECESSARY OR APPROPRIATE IN ORDER TO REALIZE ON THE COLLATERAL OR OTHER SECURITY FOR THE OBLIGATIONS AND (2) EACH OF THE PARTIES HERETO ACKNOWLEDGES THAT ANY APPEALS FROM THE COURTS DESCRIBED IN THE IMMEDIATELY PRECEDING SENTENCE MAY HAVE TO BE HEARD BY A COURT LOCATED OUTSIDE THOSE JURISDICTIONS.

          (c) THE BORROWER HEREBY WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS MAY BE MADE BY REGISTERED MAIL (RETURN RECEIPT REQUESTED) DIRECTED TO THE BORROWER AT ITS ADDRESS SET FORTH IN SECTION 15.8 AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED FIVE (5) DAYS AFTER THE SAME SHALL HAVE BEEN SO DEPOSITED IN THE U.S. MAILS POSTAGE PREPAID. NOTHING CONTAINED HEREIN SHALL AFFECT THE RIGHT OF AGENT OR THE LENDERS TO SERVE LEGAL PROCESS BY ANY OTHER MANNER PERMITTED BY LAW.

     15.4 WAIVER OF JURY TRIAL.

        THE BORROWER, THE LENDERS AND THE AGENT EACH IRREVOCABLY WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR ANY AGENT-RELATED PERSON, PARTICIPANT OR ASSIGNEE, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE BORROWER, THE LENDERS AND THE AGENT EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

     15.5 Survival of Representations and Warranties.

         All of the Borrower's representations and warranties contained in this Agreement shall survive the execution, delivery, and acceptance thereof by the parties, notwithstanding any investigation by the Agent or the Lenders or their respective agents.

     15.6 Other Security and Guaranties.

         The Agent, may, without notice or demand and without affecting the Borrower's obligations hereunder, from time to time: (a) take from any Person and hold collateral (other than the Collateral) for the payment of all or any part of the Obligations and exchange, enforce or release such collateral or any part thereof; and (b) accept and hold any endorsement or guaranty of payment of all or any part of the Obligations and release or substitute any such endorser or guarantor, or any Person who has given any Lien in any other collateral as security for the payment of all or any part of the Obligations, or any other Person in any way obligated to pay all or any part of the Obligations.

     15.7 Fees and Expenses.

        The Borrower agrees to pay to the Agent, for its benefit, on demand, all costs and expenses that Agent pays or incurs in connection with the negotiation, preparation, syndication, consummation, administration, enforcement, and termination of this Agreement or any of the other Loan Documents, including: (a) Attorney Costs; (b) costs and expenses (including attorneys' and paralegals' fees and disbursements) for any amendment, supplement, waiver, consent, or subsequent closing in connection with the Loan Documents and the transactions contemplated thereby; (c) costs and expenses of lien and title searches and title insurance; (d) taxes and fees for filing financing statements and continuations, and other actions to perfect, protect, and continue the Agent's Liens (including costs and expenses paid or incurred by the Agent in connection with the consummation of Agreement); (e) sums paid or incurred to pay any amount or take any action required of the Borrower under the Loan Documents that the Borrower fails to pay or take; (f) costs and expenses of forwarding loan proceeds, collecting checks and other items of payment, and establishing and maintaining Payment Accounts and lock boxes; (g) costs and expenses of preserving and protecting the Collateral; and (h) costs and expenses (including Attorneys' Costs) paid or incurred to obtain payment of the Obligations, enforce the Agent's Liens, sell or otherwise realize upon the Collateral, and otherwise enforce the provisions of the Loan Documents, or to defend any claims made or threatened against the Agent or any Lender arising out of the transactions contemplated hereby (including preparations for and consultations concerning any such matters). Notwithstanding the foregoing, Agent agrees that no Attorney Costs will be charged to the Borrower in connection with the closing of the Agreement, other than the Documentation Fee set forth in Section 3.6. The foregoing shall not be construed to limit any other provisions of the Loan Documents regarding costs and expenses to be paid by the Borrower. All of the foregoing costs and expenses shall be charged to the Borrower's Loan Account as Revolving Loans as described in Section 4.7.

     15.8 Notices.

        Except as otherwise provided herein, all notices, demands and requests that any party is required or elects to give to any other shall be in writing, or by a telecommunications device capable of creating a written record, and any such notice shall become effective (a) upon personal delivery thereof, including, but not limited to, delivery by overnight mail and courier service, (b) four (4) days after it shall have been mailed by United States mail, first class, certified or registered, with postage prepaid, or (c) in the case of notice by such a telecommunications device, when properly transmitted, in each case addressed to the party to be notified as follows:

          If to the Agent or to the Bank:

               Bank of America, N.A.
               335 Madison Avenue, 6th Floor
               New York, NY  10017
               Attention:  James Smith
               Telecopy No.:  212-836-5027

          If to the Borrower:

               Nicholas Financial, Inc.
               2454 McMullen Booth Road
               Building C, #501B
               Clearwater, FL  33759-1340

or to such other address as each party may designate for itself by like notice. Failure or delay in delivering copies of any notice, demand, request, consent, approval, declaration or other communication to the persons designated above to receive copies shall not adversely affect the effectiveness of such notice, demand, request, consent, approval, declaration or other communication.

     15.9 Waiver of Notices.

         Unless otherwise expressly provided herein, the Borrower waives presentment, and notice of demand or dishonor and protest as to any instrument, notice of intent to accelerate the Obligations and notice of acceleration of the Obligations, as well as any and all other notices to which it might otherwise be entitled. No notice to or demand on the Borrower which the Agent or any Lender may elect to give shall entitle the Borrower to any or further notice or demand in the same, similar or other circumstances.

     15.10     Binding Effect.

         The provisions of this Agreement shall be binding upon and inure to the benefit of the respective representatives, successors, and assigns of the parties hereto; provided, however, that no interest herein may be assigned by the Borrower without prior written consent of the Agent and each Lender. The rights and benefits of the Agent and the Lenders hereunder shall, if such Persons so agree, inure to any party acquiring any interest in the Obligations or any part thereof.

     15.11 Indemnity of the Agent and the Lenders by the Borrower.

          (a) The Borrower agrees to defend, indemnify and hold the Agent-Related Persons, and each Lender and each of its respective officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses and disbursements (including Attorney Costs) of any kind or nature whatsoever which may at any time (including at any time following repayment of the Loans and the termination, resignation or replacement of the Agent or replacement of any Lender) be imposed on, incurred by or asserted against any such Person in any way relating to or arising out of this Agreement or any document contemplated by or referred to herein, or the transactions contemplated hereby, or any action taken or omitted by any such Person under or in connection with any of the foregoing, including with respect to any investigation, litigation or proceeding (including any Insolvency Proceeding or appellate proceeding) related to or arising out of this Agreement, any other Loan Document, or the Loans or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided, that the Borrower shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities resulting solely from the willful misconduct of such Indemnified Person. The agreements in this Section shall survive payment of all other Obligations.

          (b) The Borrower agrees to indemnify, defend and hold harmless the Agent and the Lenders from any loss or liability directly or indirectly arising out of the use, generation, manufacture, production, storage, release, threatened release, discharge, disposal or presence of a hazardous substance relating to the Borrower's operations, business or property. This indemnity will apply whether the hazardous substance is on, under or about the Borrower's property or operations or property leased to the Borrower. The indemnity includes but is not limited to Attorneys Costs. The indemnity extends to the Agent and the Lenders, their parents, affiliates, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys and assigns. "Hazardous substances" means any substance, material or waste that is or becomes designated or regulated as "toxic," "hazardous," "pollutant," or "contaminant" or a similar designation or regulation under any federal, state or local law (whether under common law, statute, regulation or otherwise) or judicial or administrative interpretation of such, including petroleum or natural gas. This indemnity will survive repayment of all other Obligations.

     15.12     Limitation of Liability.

        NO CLAIM MAY BE MADE BY THE BORROWER, ANY LENDER OR OTHER PERSON AGAINST THE AGENT, ANY LENDER, OR THE AFFILIATES, DIRECTORS, OFFICERS, OFFICERS, EMPLOYEES, OR AGENTS OF ANY OF THEM FOR ANY SPECIAL, INDIRECT, CONSEQUENTIAL OR PUNITIVE DAMAGES IN RESPECT OF ANY CLAIM FOR BREACH OF CONTRACT OR ANY OTHER THEORY OF LIABILITY ARISING OUT OF OR RELATED TO THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION THEREWITH, AND THE BORROWER AND EACH LENDER HEREBY WAIVE, RELEASE AND AGREE NOT TO SUE UPON ANY CLAIM FOR SUCH DAMAGES, WHETHER OR NOT ACCRUED AND WHETHER OR NOT KNOWN OR SUSPECTED TO EXIST IN ITS FAVOR.

     15.13     Final Agreement.

         This Agreement and the other Loan Documents are intended by the Borrower, the Agent and the Lenders to be the final, complete, and exclusive expression of the agreement between them. This Agreement supersedes any and all prior oral or written agreements relating to the subject matter hereof. No modification, rescission, waiver, release, or amendment of any provision of this Agreement or any other Loan Document shall be made, except by a written agreement signed by the Borrower and a duly authorized officer of each of the Agent and the requisite Lenders.

     15.14     Counterparts.

          This Agreement may be executed in any number of counterparts, and by the Agent, each Lender and the Borrower in separate counterparts, each of which shall be an original, but all of which shall together constitute one and the same agreement; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

     15.15     Captions.

          The captions contained in this Agreement are for convenience of reference only, are without substantive meaning and should not be construed to modify, enlarge, or restrict any provision.

     15.16     Right of Setoff.

         In addition to any rights and remedies of the Lenders provided by law, if an Event of Default exists or the Loans have been accelerated, each Lender is authorized at any time and from time to time, without prior notice to the Borrower, any such notice being waived by the Borrower to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Lender to or for the credit or the account of the Borrower against any and all Obligations owing to such Lender, now or hereafter existing, irrespective of whether or not the Agent or such Lender shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. Each Lender agrees promptly to notify the Borrower and the Agent after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. NOTWITHSTANDING THE FOREGOING, NO LENDER SHALL EXERCISE ANY RIGHT OF SET-OFF, BANKER'S LIEN, OR THE LIKE AGAINST ANY DEPOSIT ACCOUNT OR PROPERTY OF THE BORROWER HELD OR MAINTAINED BY SUCH LENDER WITHOUT THE PRIOR WRITTEN UNANIMOUS CONSENT OF THE LENDERS.

     15.17     Intentionally Deleted.


     15.18     Intentionally Deleted.


     15.19     Agency of the Parent for each other Borrower.

         Each of the other Borrowers appoints the Parent as its agent for all purposes relevant to this Agreement, including the giving and receipt of notices and execution and delivery of all documents, instruments and certificates contemplated herein and all modifications hereto. Any acknowledgement, consent, direction, certification or other action which might otherwise be valid or effective only if given or taken by all of the Borrowers or acting singly, shall be valid and effective if given or taken only by the Parent, whether or not either of the other Borrowers joins therein.

          IN WITNESS WHEREOF, the parties have entered into this Agreement on the date first above written.

                               "BORROWER"
                               Nicholas Financial, Inc.

                               By:/s/ Peter L. Vosotas
                               Title: CEO, President


                               "AGENT"
                               Bank  of  America,  N.A.,  as  the
                               Agent
                               By:/s/ James Smith
                               Vice President

                               "LENDERS"

Commitment:  $45,000,000       Bank   of  America,  N.A.,
Pro Rata Share: 75%            as a Lender
                               By:/s/ James Smith
                               Vice President

Commitment:  $15,000,000       Hibernia  National  Bank,
Pro Rata Share: 25%            as a Lender
                               By:/s/Lori Mitchell
                               Senior Vice President

                            EXHIBIT A

                      Intentionally Deleted

                            EXHIBIT B

               FORM OF BORROWING BASE CERTIFICATE

                            EXHIBIT C

                      INTENTIONALLY DELETED

                            EXHIBIT D

                       NOTICE OF BORROWING


                                        Date:______________, __



To: Bank  of  America,  N.A., as Agent for the  Lenders  who  are
    parties  to  the  Amended  and  Restated  Loan  and  Security
    Agreement  dated  as  of August        ,  2000  (as  extended,
    renewed, amended or restated from time to time, the "Loan and Security Agreement") among Nicholas Financial, Inc., certain Lenders which are signatories thereto and Bank of America, N.A., as Agent

Ladies and Gentlemen:

     The undersigned, Nicholas Financial, Inc. (the "Borrower"), refers to the Loan and Security Agreement, the terms defined therein being used herein as therein defined, and hereby gives you notice irrevocably of the Borrowing specified below:

     1.   The Business Day of the proposed Borrowing is:

     2.   The aggregate amount of the proposed Borrowing is:

     3.   The Borrowing is to be comprised of $       of Base
          Rate and $              of LIBOR Rate Loans.

     The  duration  of  the Interest Period for  the  LIBOR  Rate
Loans, if any, included in the Borrowing shall be _____ months.

     The   undersigned  hereby  certifies  that   the   following
statements are true on the date hereof, and will be true on the date of the proposed Borrowing, before and after giving effect thereto and to the application of the proceeds therefrom:

     (a) The representations and warranties of the Borrower contained in the Loan and Security Agreement are true and correct as though made on and as of such date;

     (b) No Default or Event of Default has occurred and is continuing, or would result from such proposed Borrowing; and

     (c)

The   proposed   Borrowing   will   not   cause   the   aggregate
principal  amount of all outstanding Revolving Loans   to  exceed
the Borrowing Base or the combined Commitments of the Lenders.

                                   NICHOLAS FINANCIAL, INC.



                                   By:/s/Ralph Finkenbrink
                                   Title: Senior Vice President

                            EXHIBIT E

                NOTICE OF CONTINUATION/CONVERSION



Date:  August __, 2000


To: Bank  of  America,  N.A., as Agent for  the  Lenders  to  the
    Amended and Restated Loan and Security Agreement dated as  of
    August          ,  2000  (as  extended, renewed,  amended  or
    restated from time to time, the "Loan and Security Agreement") among Nicholas Financial, Inc., certain Lenders which are signatories thereto and Bank of America, N.A., as Agent

Ladies and Gentlemen:

     The undersigned, Nicholas Financial, Inc. (the "Borrower"), refers to the Loan and Security Agreement, the terms defined therein being used herein as therein defined, and hereby gives you notice irrevocably of the [conversion] [continuation] of the Loans specified herein, that:

     1.   The   Continuation/Conversion  Date  is:

     2.   The  aggregate amount of the Loans to  be  [converted]
          [continued] is $

     3.   The Loans are to be [converted into] [continued as]
          [LIBOR Rate] [Base Rate] Loans.

     4.   The duration of the Interest Period for  the LIBOR Rate
          Loans included in the [conversion] [continuation] shall be months.

     The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the proposed Continuation/Conversion Date, before and after giving effect thereto and to the application of the proceeds therefrom:

          (a) The representations and warranties of the Borrower contained in the Loan and Security Agreement are true and correct as though made on and as of such date;

          (b) No Default or Event of Default has occurred and is continuing, or would result from such proposed [conversion]
[continuation]; and

The proposed conversion-continuation will not cause the aggregate
principal  amount of all outstanding Revolving Loans   to  exceed
the Borrowing Base or the combined Commitments of the Lenders.

                                   NICHOLAS FINANCIAL, INC.
                                   By:
                                   Title:

                            EXHIBIT F

          [FORM OF] ASSIGNMENT AND ACCEPTANCE AGREEMENT

     This  ASSIGNMENT AND ACCEPTANCE AGREEMENT (this  "Assignment
and Acceptance") dated as of ____________________,     __ is made
between   ______________________________  (the  "Assignor")   and
__________________________ (the "Assignee").

                            RECITALS

     WHEREAS, the Assignor is party to that certain Amended and Restated Loan and Security Agreement dated as of August , 2000 (as amended, amended and restated, modified, supplemented or renewed, the "Credit Agreement") among Nicholas Financial, Inc., a Florida corporation (the "Borrower"), the several financial institutions from time to time party thereto (including the Assignor, the "Lenders"), and Bank of America, N. A., as agent for the Lenders (the "Agent"). Any terms defined in the Credit Agreement and not defined in this Assignment and Acceptance are used herein as defined in the Credit Agreement;

          WHEREAS, as provided under the Credit Agreement, the Assignor has committed to making Loans (the "Committed Loans") to the Borrower in an aggregate amount not to exceed $__________
(the "Commitment");

          WHEREAS, the Assignor has made Committed Loans in the aggregate principal amount of $__________ to the Borrower;

          WHEREAS, the Assignor wishes to assign to the Assignee [part of the] [all] rights and obligations of the Assignor under the Credit Agreement in respect of its Commitment, together with a corresponding portion of each of its outstanding Committed Loans, in an amount equal to $__________ (the "Assigned Amount") on the terms and subject to the conditions set forth herein and the Assignee wishes to accept assignment of such rights and to assume such obligations from the Assignor on such terms and subject to such conditions;

          NOW, THEREFORE, in consideration of the foregoing and the mutual agreements contained herein, the parties hereto agree as follows:

     1.   Assignment and Acceptance.

          (a) Subject to the terms and conditions of this Assignment and Acceptance, (i) the Assignor hereby sells, transfers and assigns to the Assignee, and (ii) the Assignee hereby purchases, assumes and undertakes from the Assignor, without recourse and without representation or warranty (except as provided in this Assignment and Acceptance) __% (the "Assignee's Percentage Share") of (A) the Commitment and the Committed Loans and(B) all related rights, benefits, obligations, liabilities and indemnities of the Assignor under and in connection with the Credit Agreement and the Loan Documents.

          (b) With effect on and after the Effective Date (as defined in Section 5 hereof), the Assignee shall be a party to the Credit Agreement and succeed to all of the rights and be obligated to perform all of the obligations of a Lender under the Credit Agreement, including the requirements concerning confidentiality and the payment of indemnification, with a Commitment in an amount equal to the Assigned Amount. The Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement are required to be performed by it as a Lender. It is the intent of the parties hereto that the Commitment of the Assignor shall, as of the Effective Date, be reduced by an amount equal to the Assigned Amount and the Assignor shall relinquish its rights and be released from its obligations under the Credit Agreement to the extent such obligations have been assumed by the Assignee; provided, however, the Assignor shall not relinquish its rights under Sections __ and __ of the Credit Agreement to the extent such rights relate to the time prior to the Effective Date.

          (c)   After  giving   effect  to   the  assignment  and
assumption set forth herein, on the Effective Date the Assignee's
Commitment will be $__________.

          (d)  After  giving   effect   to   the  assignment  and
assumption set forth herein, on the Effective Date the Assignor's
Commitment will be $__________.

     2.   Payments.

          (a) As consideration for the sale, assignment and transfer contemplated in Section 1 hereof, the Assignee shall pay to the Assignor on the Effective Date in immediately available funds an amount equal to $__________, representing the Assignee's Pro Rata Share of the principal amount of all Committed Loans.

          (b) The Assignee further agrees to pay to the Agent a processing fee in the amount specified in Section (__) of the Credit Agreement.

     3.   Reallocation of Payments.

     Any interest, fees and other payments accrued to the Effective Date with respect to the Commitment, and the Committed Loans shall be for the account of the Assignor. Any interest, fees and other payments accrued on and after the Effective Date with respect to the Assigned Amount shall be for the account of the Assignee. Each of the Assignor and the Assignee agrees that it will hold in trust for the other party any interest, fees and other amounts which it may receive to which the other party is entitled pursuant to the preceding sentence and pay to the other party any such amounts which it may receive promptly upon receipt.

     4.   Independent Credit Decision.

     The Assignee (a) acknowledges that it has received a copy of the Credit Agreement and the Schedules and Exhibits thereto, together with copies of the most recent financial statements of the Borrower, and such other documents and information as it has deemed appropriate to make its own credit and legal analysis and decision to enter into this Assignment and Acceptance; and
(b) agrees that it will, independently and without reliance upon the Assignor, the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit and legal decisions in taking or not taking action under the Credit Agreement.

     5.   Effective Date; Notices.

          (a) As between the Assignor and the Assignee, the effective date for this Assignment and Acceptance shall be _____, (the "Effective Date"); provided that the following conditions precedent have been satisfied on or before the Effective Date:

               (i) this Assignment and Acceptance shall be executed and delivered by the Assignor and the Assignee;

               [(ii)     the consent of the Agent required for an
effective assignment of the Assigned Amount by the Assignor to the Assignee shall have been duly obtained and shall be in full force and effect as of the Effective Date;]

               (iii)      the Assignee shall pay to the  Assignor
all amounts due to the Assignor under this Assignment and Acceptance;

               (iv)       the  Assignee shall have complied  with
Section (   ) of the Credit Agreement (if applicable);]

               (v)    the   processing   fee   referred   to   in
Section  2(b) hereof and in Section      of the Credit  Agreement
shall have been paid to the Agent; and

          (b)  Promptly     following   the   execution  of  this
Assignment and Acceptance, the Assignor shall deliver to the Borrower and the Agent for acknowledgment by the Agent, a Notice of Assignment in the form attached hereto as Schedule 1.

     6.    Agent.  [INCLUDE ONLY IF ASSIGNOR IS AGENT]

          (a) The Assignee hereby appoints and authorizes the Assignor to take such action as agent on its behalf and to exercise such powers under the Credit Agreement as are delegated to the Agent by the Lenders pursuant to the terms of the Credit Agreement.

          (b) The Assignee shall assume no duties or obligations held by the Assignor in its capacity as Agent under the Credit
Agreement.

     7.   Withholding Tax.

     The Assignee (a) represents and warrants to the Lender, the Agent and the Borrower that under applicable law and treaties no tax will be required to be withheld by the Lender with respect to any payments to be made to the Assignee hereunder, (b) agrees to furnish (if it is organized under the laws of any jurisdiction other than the United States or any State thereof) to the Agent and the Borrower prior to the time that the Agent or Borrower is required to make any payment of principal, interest or fees hereunder, duplicate executed originals of either U.S. Internal Revenue Service Form 4224 or U.S. Internal Revenue Service Form 1001 (wherein the Assignee claims entitlement to the benefits of a tax treaty that provides for a complete exemption from U.S. federal income withholding tax on all payments hereunder) and agrees to provide new Forms 4224 or 1001 upon the expiration of any previously delivered form or comparable statements in accordance with applicable U.S. law and regulations and amendments thereto, duly executed and completed by the Assignee, and (c) agrees to comply with all applicable U.S. laws and regulations with regard to such withholding tax exemption.

     8.   Representations and Warranties.

          (a) The Assignor represents and warrants that (i) it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any Lien or other adverse claim; (ii) it is duly organized and existing and it has the full power and authority to take, and has taken, all action necessary to execute and deliver this Assignment and Acceptance and any other documents required or permitted to be executed or delivered by it in connection with this Assignment and Acceptance and to fulfill its obligations hereunder; (iii) no notices to, or consents, authorizations or approvals of, any Person are required (other than any already given or obtained) for its due execution, delivery and performance of this Assignment and Acceptance, and apart from any agreements or undertakings or filings required by the Credit Agreement, no further action by, or notice to, or filing with, any Person is required of it for such execution, delivery or performance; and (iv) this Assignment and Acceptance has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignor, enforceable against the Assignor in accordance with the terms hereof, subject, as to
enforcement,   to  bankruptcy,    insolvency,         moratorium,
reorganization and other laws of general application relating to or affecting creditors' rights and to general equitable principles.

          (b) The Assignor makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the
Credit  Agreement  or  the  execution,  legality,       validity,
enforceability, genuineness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto. The Assignor makes no representation or warranty in connection with, and assumes no responsibility with respect to, the solvency, financial condition or statements of the Borrower, or the performance or observance by the Borrower, of any of its respective obligations under the Credit Agreement or any other instrument or document furnished in connection therewith.

          (c) The Assignee represents and warrants that (i) it is duly organized and existing and it has full power and authority to take, and has taken, all action necessary to execute and deliver this Assignment and Acceptance and any other documents required or permitted to be executed or delivered by it in connection with this Assignment and Acceptance, and to fulfill its obligations hereunder; (ii) no notices to, or consents, authorizations or approvals of, any Person are required (other than any already given or obtained) for its due execution, delivery and performance of this Assignment and Acceptance; and apart from any agreements or undertakings or filings required by the Credit Agreement, no further action by, or notice to, or filing with, any Person is required of it for such execution, delivery or performance; (iii) this Assignment and Acceptance has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignee, enforceable against the Assignee in accordance with the terms hereof, subject, as to
enforcement,      to bankruptcy,    insolvency,       moratorium,
reorganization and other laws of general application relating to or affecting creditors' rights and to general equitable principles; [and (iv) it is an Eligible Assignee.]

     9.   Further Assurances.

     The Assignor and the Assignee each hereby agree to execute and deliver such other instruments, and take such other action, as either party may reasonably request in connection with the transactions contemplated by this Assignment and Acceptance, including the delivery of any notices or other documents or instruments to the Borrower or the Agent, which may be required in connection with the assignment and assumption contemplated hereby.

     10.  Miscellaneous.

          (a) Any amendment or waiver of any provision of this Assignment and Acceptance shall be in writing and signed by the parties hereto. No failure or delay by either party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof and any waiver of any breach of the provisions of this Assignment and Acceptance shall be without prejudice to any rights with respect to any other or further breach thereof.

          (b) All payments made hereunder shall be made without any set-off or counterclaim.

          (c)  The Assignor and the Assignee  shall  each pay its
own  costs  and  expenses   incurred   in  connection  with   the
negotiation, preparation,  execution  and  performance  of   this
Assignment and Acceptance.

          (d)  This  Assignment and Acceptance may be executed in
any  number  of  counterparts  and all of such counterparts taken
together  shall  be  deemed  to  constitute  one   and  the  same
instrument.

          (e) THIS ASSIGNMENT AND ACCEPTANCE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF [Note: confirm choice of law]. The Assignor and the Assignee each irrevocably submits to the non-exclusive jurisdiction of any State or Federal court sitting in [ ] over any suit, action or proceeding arising out of or relating to this Assignment and Acceptance and irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such [ ] State or Federal court. Each party to this Assignment and Acceptance hereby irrevocably waives, to the fullest extent it may effectively do so, the defense of an inconvenient forum to the maintenance of such action or proceeding.

          (f) THE ASSIGNOR AND THE ASSIGNEE EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH THIS ASSIGNMENT AND ACCEPTANCE , THE CREDIT AGREEMENT, ANY RELATED DOCUMENTS AND AGREEMENTS OR ANY COURSE OF CONDUCT, COURSE OF DEALING, OR STATEMENTS (WHETHER ORAL OR WRITTEN).


     IN  WITNESS  WHEREOF,  the Assignor and  the  Assignee  have
caused  this  Assignment  and  Acceptance  to  be  executed   and
delivered by their duly authorized officers as of the date first above written.

                                [ASSIGNOR]
                                By:
                                Title:

                                By:
                                Title:

                                Address:


                                [ASSIGNEE]

                                By:
                                Title:

                                By:
                                Title:

                                Address:

                           SCHEDULE 1

               NOTICE OF ASSIGNMENT AND ACCEPTANCE





Bank of America, N.A.
335 Madison Avenue
New York, NY  10017
Attn:

Re:  Nicholas Financial, Inc.
     2454 McMullen Booth Road
     Building C, #501B
     Clearwater, FL  34619-1340

Ladies and Gentlemen:

     We refer to the Amended and Restated Loan and Security Agreement dated as of August ___, 2000 (as amended, amended and restated, modified, supplemented or renewed from time to time the "Credit Agreement") among Nicholas Financial, Inc. (the "Borrower"), the Lenders referred to therein and Bank of America,
N. A., as agent for the Lenders (the "Agent"). Terms defined in the Credit Agreement are used herein as therein defined.

     1. We hereby give you notice of, and request your consent to, the assignment by ______________ (the "Assignor") to _______________ (the "Assignee") of _____% of the right, title and interest of the Assignor in and to the Credit Agreement (including the right, title and interest of the Assignor in and to the Commitments of the Assignor, all outstanding Loans made by the Assignor pursuant to the Assignment and Acceptance Agreement attached hereto (the "Assignment and Acceptance"). We understand
and  agree that the Assignor's Commitment, as  of               ,
, is $ ___________, and the aggregate amount of its outstanding Loans is $_____________.

     2. The Assignee agrees that, upon receiving the consent of the Agent and, if applicable, the Borrower to such assignment,the Assignee will be bound by the terms of the Credit Agreement as fully and to the same extent as if the Assignee were the Lender originally holding such interest in the Credit Agreement.

     3.   The  following  administrative  details  apply  to  the
          Assignee:

          (A)  Notice Address:

               Assignee name:
               Address:


               Attention:
               Telephone:  (___)
               Telecopier:  (___)
               Telex (Answerback):

          (B)  Payment Instructions:

               Account No.:
                    At:


               Reference:
               Attention:

     4. You are entitled to rely upon the representations, warranties and covenants of each of the Assignor and Assignee contained in the Assignment and Acceptance.

     IN WITNESS WHEREOF, the Assignor and the Assignee have caused this Notice of Assignment and Acceptance to be executed by their respective duly authorized officials, officers or agents as of the date first above mentioned.

                                Very truly yours,

                                [NAME OF ASSIGNOR]


                                By:

                                Title:


                                [NAME OF ASSIGNEE]


                                By:

                                Title:

ACKNOWLEDGED AND ASSIGNMENT
CONSENTED TO:

Bank of America, N. A.
as Agent

By:
Title:

	Exhibit 10.1.14
      -------------------

                        AMENDMENT NO. 1

                               TO

                         LOAN AGREEMENT


      AMENDMENT NO. 1 dated as of March 15, 2001, among NICHOLAS FINANCIAL, INC. ("Borrower"), BANK ONE, N.A., a national banking association with its principal offices in Columbus, Ohio ("Bank One"), the financial institutions listed on the signature pages hereof (the "Existing Lenders") and BANK OF AMERICA, N.A., as agent for the Existing Lenders (the "Agent").

      WHEREAS, the Borrower, the Agent and the Existing Lenders are parties to a certain Amended and Restated Loan and Security Agreement, dated as of August 1, 2000 (the "Loan Agreement"), pursuant to which the Existing Lenders have agreed, subject to the terms and conditions therein set forth, to provide certain financial accommodations to the Borrower; and

      WHEREAS, at the request of the Borrower Bank One has agreed to become a party to the Loan Agreement and a Lender thereunder, with a Commitment of $15,000,000;

      WHEREAS, the Existing Lenders and the Agent are willing to accept the addition of Bank One as a party to and a Lender under the Loan Agreement with a Commitment as aforesaid;

     WHEREAS, the Borrower desires that the Lenders amend certain provisions of the Loan Agreement, and the Lenders are willing, subject to the terms and conditions hereinafter set forth, to do so;

     NOW, THEREFORE, the parties hereto hereby agree as follows:

      SECTION 1. CAPITALIZED TERMS. Capitalized terms used but not defined herein shall have the respective meanings set forth in the Loan Agreement.

     SECTION 2.     AMENDMENTS

               (a) Clause (m) of the definition of "Eligible Contracts" set forth in Section 1.1 of the Loan Agreement is amended to delete the word "and" at the end of subclause (vi) and to add the following before the period at the end of subclause (vii):

                    "and

                         (viii)    the aggregate number of Direct
                    Loan Contracts does not exceed 10% of the total number of Contracts outstanding at any one time."

               (b)   From  and after the effective date  of  this
Amendment, Bank One shall become a party to, and a Lender under, the Loan Agreement, with a Commitment on such effective date equal to $15,000,000. Accordingly, from and after the effective date of this Amendment, (i) all references in the Loan Agreement and the other Loan Documents to "Lender" or "Lenders" shall include Bank One, all references therein to "Commitment" or "Commitments" shall include the commitment of Bank One specified herein, all references therein to "Loan" or "Loans" shall include  any  loan  made  by Bank One under  the  Loan  Agreement pursuant to its Commitment provided for herein and all references therein to "Obligations" shall include all present and future liabilities, obligations and debts owing by any Obligor to Bank One under the Loan Agreement or any other Loan Document, as amended hereby and from time to time hereafter,
(ii) the Maximum Revolver Amount under the Loan Agreement shall be increased by $15,000,000 (the amount of Bank One's Commitment) from $60,000,000 to $75,000,000 and (iii) the definition of "Maximum Revolver Amount" set forth in Section
1.1 of the Loan Agreement is amended to read in its entirety as follows:

                    "Maximum Revolver Amount" means $75,000,000."

               (c) Section 3.8 of the Loan Agreement is amended to delete the amount of "$10,000" set forth in the first line thereof and substituting therefor the amount of "$20,000."

                (d) Section 9.21 of the Loan Agreement is amended to delete the ratio "5 to 1" set forth in clause (b) thereof and substituting therefor the ratio "4.75 to 1."

               (e) Section 9.29 of the Loan Agreement is hereby amended to read in its entirety as follows:

                         "9.29      Credit   Guidelines.      The
                    Borrower shall not make any changes in its Credit Guidelines (a copy of which has been previously furnished by the Borrower to the Lenders) without the Lenders' prior written consent which any of the Lenders may withhold in its sole and absolute discretion. The Borrower shall not purchase or otherwise acquire contracts which do not comply with the Credit Guidelines."

      SECTION 3. EFFECTIVENESS. The amendment made herein shall become effective when Bank One and the Existing Lenders shall have duly executed and delivered this Agreement and counterparts hereof shall have been duly executed and delivered to the Agent by the Borrower.

       SECTION 4. COUNTERPARTS AND GOVERNING LAW. This Agreement may be executed in counterparts, each of which shall be an original, and all of which, taken together, shall constitute a single instrument. This Agreement shall be governed by, and construed in accordance with the law of the State of New York.

      SECTION 5. REFERENCES TO LOAN AGREEMENT. From and after the effectiveness of this Agreement and the waivers and agreements contemplated hereby, all references in the Loan Agreement to "this Agreement", "hereof", "herein", and similar terms shall mean and refer to the Loan Agreement as certain provisions thereof are amended or supplemented by this Agreement, and all references in other documents to the Loan Agreement shall mean such agreement as certain provisions thereof are amended or supplemented by this Agreement.

       SECTION 6. INVALIDITY. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under all applicable laws and regulations. If, however, any provision of this Agreement shall be prohibited by or invalid under any such law or regulation, it shall be deemed modified to conform to the minimum requirements of such law or regulation, or if for any reason it is not deemed so modified, it shall be ineffective and valid only to the extent of such prohibition or invalidity without the remainder thereof or any of the remaining provisions of this Agreement being prohibited or invalid.

      SECTION  7.      RATIFICATION AND CONFIRMATION.   The  Loan
Agreement is hereby ratified and confirmed and, except as herein otherwise agreed, remains unmodified and in full force and effect.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                              Borrower:

                              NICHOLAS FINANCIAL, INC.
                              By:/s/ Peter L. Vosotas
                              Title: CEO, President


                              Agent:

                              BANK OF AMERICA, N.A.,
                              as Agent
                              By: /s/ James Smith
                              Title: Vice President


                              Existing Lenders:
                              BANK OF AMERICA, N.A.

                              By: /s/ James Smith
                              Title: Vice President

                              HIBERNIA NATIONAL BANK
                              By:/s/Michael Lee
                              Title:Assistant Vice President


                              Bank One:
                              BANK ONE, N.A.
                              By:/s/John Glauntz
                              Title:Commercial Loan Officer