Form 10QSB
period 2001-06-30
NICHOLAS FINANCIAL INC
filed 2001-08-14
CIK 1000045

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2001



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


As of July 31st, 2001 there were 2,370,819 shares of common stock outstanding

                    Nicholas Financial, Inc.

                           Form 10-QSB

                              Index


Part I.  Financial Information                                Page

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet
         as of June 30, 2001...................................3

        Condensed Consolidated Statements of Income
         for the three months ended June 30, 2001 and 2000.....4

        Condensed Consolidated Statements of Cash Flows
         for the three months ended June 30, 2001 and 2000.....5

        Notes to the Condensed Consolidated
         Financial Statements..................................6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................11

Part II. Other Information

Item 1. Legal Proceedings.....................................16

Item 2. Changes in Securities.................................16

Item 3. Defaults upon Senior Securities.......................16

Item 4. Submission of Matters to a Vote of Security Holders...16

Item 5. Other Information.....................................16

Item 6. Exhibits and Reports on Form 8-K......................16

        Signatures............................................17

        Exhibit Index.........................................18

                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                                   June 30
                                                     2001
                                                 ------------
Assets
Cash                                             $   217,005
Finance receivables, net                          67,114,006
Accounts receivable                                   15,387
Prepaid expenses and other assets                    606,894
Property and equipment, net                          326,099
Deferred income taxes                              1,076,503
                                                 ------------
Total assets                                     $69,355,894
                                                 ============

Liabilities
Line of credit                                   $48,973,426
Notes payable - related party                        768,008
Accounts payable                                   2,804,758
Derivatives                                          989,165
Income taxes payable                                 577,138
Deferred revenues                                    673,999
                                                 ------------
Total liabilities                                 54,786,494

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized;none issued and outstanding                     -

Common stock, no par: 50,000,000 shares
authorized; 2,369,819 shares issued and
outstanding                                        3,832,852
Other comprehensive income (loss)                   (971,024)
Retained earnings                                 11,707,572
                                                 ------------
                                                  14,569,400
                                                 ------------
Total liabilities and shareholders' equity       $69,355,894
                                                 ============
See accompanying notes.


                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)

                                           Three months ended
                                                 June 30
                                           2001          2000
                                         -----------------------
Revenue:
Interest income on finance receivables   $4,531,751   $3,909,514
Sales                                        99,120      116,810
                                         -----------------------
                                          4,630,871    4,026,324
Expenses:
Cost of sales                                23,689       25,857
Marketing                                   110,457       98,279
Administrative                            1,684,526    1,524,134
Provision for credit losses                 352,649      371,710
Depreciation and amortization                45,000       27,000
Interest expense                            995,832      835,023
                                         -----------------------
                                          3,212,153    2,882,003
                                         -----------------------
Operating income before income taxes      1,418,718    1,144,321

Income tax expense (benefit):
Current                                     543,320      516,007
Deferred                                     (5,615)     (75,000)
                                         -----------------------
                                            537,705      441,007
                                         -----------------------
Net income                                 $881,013     $703,314
                                         =======================

Earnings per share - basic                    $0.38        $0.30
                                         =======================
Earnings per share - diluted                  $0.35        $0.28
                                         =======================

See accompanying notes.


                    Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)


                                      Three months ended June 30
                                          2001         2000
                                      --------------------------
Operating activities
Net income                             $  881,013  $  703,314
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation of property and equipment     45,000      27,000
Provision for credit losses               352,649     371,710
Deferred income taxes                      (5,615)    (75,000)
Changes in operating assets
 and liabilities:
Accounts receivable                          (919)     (6,681)
Prepaid expenses and other assets         (57,708)   (110,254)
Deferred revenues                          62,270      51,999
Accounts payable                         (194,604)   (359,648)
Income taxes payable                      483,319     510,006
                                      --------------------------
Net cash provided by
 operating activities                   1,565,405   1,112,446

Investing activities
Increase in finance receivables,
 net of principal collected            (2,425,787) (5,782,212)
Purchase of property and equipment        (37,340)    (35,618)
                                      --------------------------
Net cash used in investing activities  (2,463,127) (5,817,830)

Financing activities
Repayment of notes payable
 - related party                         (200,000)   (200,000)
Net proceeds from line of credit          850,000   4,800,000
Issuance (repurchase) of common stock     231,560     (48,905)
                                      --------------------------
Net cash provided by
 financing activities                     881,560   4,551,095
                                      --------------------------
Net decrease in cash                      (16,162)   (154,289)

Cash, beginning of period                 233,167     259,183
                                      --------------------------
Cash, end of period                      $217,005    $104,894
                                      ==========================
See accompanying notes.


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)

                          June 30, 2001


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

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

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)

                           June 30, 2001


                                         Three months ended
                                               June 30,
                                            2001       2000
                                        ----------------------
Numerator:

 Numerator for basic earnings per
  share - Net income available to
  common stockholders                    $881,013    $703,314

 Effect of dilutive securities:
  Convertible debt                         13,098      15,554
                                        ----------------------
 Numerator for dilutive earnings
  per share -income available to
  common stockholders after
  assumed conversions                    $894,111    $718,868
                                        ======================

Denominator:
 Denominator for basic earnings per
  share -weighted average shares        2,319,107   2,351,709

 Effect of dilutive securities: (A)
  Employee stock options                  107,574      70,433
  Convertible debt                        155,556     180,556
                                        ----------------------
 Denominator for diluted earnings
  per share -adjusted weighted-
  average shares and assumed
  conversions                           2,582,237   2,602,698
                                        ======================

Earnings per share - basic                  $0.38       $0.30
                                        ======================
Earnings per share - diluted                $0.35       $0.28
                                        ======================
Footnote A:
  The    following   options    and
warrants were outstanding  but  not
included  in  the  computation   of
diluted  earnings per share because
the exercise price was greater than
the  average  market price  of  the
common  shares and, therefore,  the
effect would be antidilutive.

    Options                                     -      35,500
    Warrants                                    -     333,333


                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)

                           June 30, 2001

3. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

    Finance receivables, gross contract     $106,689,451
     Less:
      Unearned interest                      (25,179,387)
                                            ------------
                                              81,510,064
      Nonrefundable dealer reserves          (10,789,149)
      Allowance for credit losses             (3,606,909)
                                            ------------
      Finance receivables, net               $67,114,006
                                            ============



The terms of the receivables range from 12 to 60 months and bear a weighted average effective interest rate of 24%.


4. Line of Credit

The Company has a $75 million line of credit facility (the Line) which expires on November 30, 2002. Borrowings under the Line bear interest at the prime rate. The Company also has several
LIBOR pricing options available. If the outstanding balance falls below $10 million the Line bears interest at the prime rate plus 1.75%. Pledged as collateral for this credit facility are
all   of   the  assets  of  Nicholas  Financial,  Inc.  and   its
subsidiaries.


5. Notes Payable - Related Party

Notes payable consisted of the following:

Notes payable, due through January 2002, unsecured,
subordinated to the Line, with interest at 12% with
quarterly  and  semiannual  interest payments.  The
note  is  convertible  at the option of the holder,
into common shares at $4.50 per share.                  $500,000

Note payable, unsecured, interest at 12%, principal
and interest due through August 2001, at which time
the entire principal balance is due.                     268,008
                                                        ---------
                                                        $768,008


                     Nicholas Financial, Inc.

     Notes to the Condensed Consolidated Financial Statements

                            (Unaudited)



6. Derivatives and Hedging

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - amendment of FASB Statement No. 133." As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.

The Company adopted the provisions of SFAS 133, as amended by SFAS 137 and SFAS 138, on April 1, 2001, which require that all derivative instruments be recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices.

The Company utilizes interest rate swaps to manage its interest rate exposure. The swaps effectively convert a portion of the Company's floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company's finance receivables. When entering into contracts intended by the Company to receive hedge accounting treatment, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction.

The Company has entered into the following cash-flow hedges:

On May 11, 1999 the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.81%, maturing on May 24, 2002. On May 21, 1999 the Company entered into two interest rate swaps with notional amounts of $5 million each, at fixed rates of 5.81% and 6.08%, maturing on May 24, 2001 and May 24, 2004, respectively.

On August 18, 1999 the Company terminated a $5 million swap maturing on May 24, 2004 in exchange for $52,000. In addition the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.80%.

On May 17, 2000 the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 6.87%.

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

The Company has also entered into various interest rate option agreements with maturities through May 17, 2004.

                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)



For cash-flow hedge transactions, changes in the fair value of the derivative instrument are recorded as a component of other comprehensive income, and reclassified into earnings in the same period or periods during which earnings are affected by the variability of the cash flows of the hedged item. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

In connection with the adoption of SFAS 133, the Company recorded the fair value of its derivatives as a liability totaling approximately ($975k) on April 1, 2001. The fair value of such derivative was approximately ($989k) as of June 30, 2001. The fair value of the options, approximately $18k, was accounted for in the consolidated statement of income as a reduction to current period earnings.


7. Subsequent Events

On August 7, 2001 the Board of Directors of Nicholas Financial, Inc. declared a two-for-one stock split on the Company's outstanding shares of common stock, payable in the form of a 100% stock dividend on September 10, 2001 to shareholders of record as of the close of business on August 28, 2001.

On  August 8, 2001 the last subordinated debt holder of  Nicholas
Financial, Inc converted their $500,000 note into common stock at a price of $4.50 per share.

Part I. Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended June 30, 2001 to $881,013 from $703,314 for the three month period ended June 30, 2000. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended June 30, 2001 or 2000.

                                    Three Months Ended June 30
                                       2001            2000
                                   ----------------------------
Average Net Finance Receivables(1)  $80,590,601    $67,343,312

Average Indebtedness(2)              49,941,434     42,149,224

Total Interest Revenues               4,531,751      3,909,514

Interest Expense                        995,832        835,023
                                   ----------------------------
Net Interest Income                   3,535,919      3,074,491

Gross Portfolio Yield(3)                 22.49%         23.22%

Average Cost of Borrowed Funds(2)         7.98%          7.92%
                                   ----------------------------
Net Interest Spread (4)                  14.51%         15.30%

Net Portfolio Yield (3)                  17.55%         18.26%

Write-off to Liquidation(5)               7.34%          5.68%

Net Charge-Off Percentage(6)              6.33%          4.81%



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


Three  months  ended June 30, 2001 compared to three  months  ended
June 30, 2000


 Interest Income and Loan Portfolio

       Interest revenue increased 16% to $4.5 million for the period ended June 30, 2001, from $3.9 million for the period ended June 30, 2000. The net finance receivable balance totaled $67.1 million at June 30, 2001, an increase of 17% from the $57.4 million at June 30, 2000. The gross finance receivable balance increased 16% to $106.7 million at June 30, 2001 from $92.0 million at June 30, 2000. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 23.22% for the period ended June 30, 2000 to 22.49% for the period ended June 30, 2001. The primary reason that net finance receivables increased was the increase in the receivable base of several existing branches.

 Computer Software Business

   Sales for the period ended June 30, 2001 were $99,120 compared to $116,810 for the period ended June 30, 2000, a decrease of 15%. This decrease was primarily due to lower revenue from the existing customer base and the continued emphasis on the finance subsidiary.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $1.9 million for the period ended June 30, 2001 from $1.7 million for the period ended June 30, 2000. This increase of 11% was primarily attributable to the additional staffing of several existing branches, increased home office personnel and increased general operating expenses.

 Interest Expense

      Interest expense increased to $995,832 for the period ended June 30, 2001 as compared to $835,023 for the period ended June 30, 2000. This increase was due to an increase in average outstanding borrowings from $42.1 million to $49.9 million during the comparable periods. The average cost of funds borrowed increased from 7.92% for the period ended June 30, 2000 to 7.98% for the period ended June 30, 2001.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 83 Contracts with an aggregate initial principal amount of approximately $667,000. As of June 30, 2001, the Company had 303 active pools.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of June 30, 2001, the Company had established reserves for losses on Contracts of $14,114,163 or 18.09% of net outstanding receivables.


   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                             Three Months Ended   Three Months Ended
                               June 30, 2001         June 30, 2000
                             ---------------------------------------
Contracts
Gross Balance Outstanding      $102,217,743            $88,141,806

                            Dollar                 Dollar
Delinquencies               Amount   Percent*      Amount   Percent*
                           -------   --------     --------  --------
30 to 59 days            $2,096,637    2.05%    $1,973,156   2.24%
60 to 89 days               570,215    0.56%       515,065   0.58%
90   +  days                176,730    0.17%       110,227   0.13%
                         ----------    -----    ----------   -----
Total Delinquencies      $2,843,582             $2,598,448

*Total Delinquencies as
  percent of outstanding
  balance                              2.78%                 2.95%

Direct Loans
Gross Balance Outstanding      $  4,471,708           $  3,898,563

Delinquencies

30 to 59 days              $ 41,706    0.93%      $ 28,812   0.74%
60 to 89 days                16,646    0.37%         5,405   0.14%
90 + days                       609    0.01%        10,671   0.27%
                           --------    -----       -------   -----
Total Delinquencies        $ 58,961               $ 44,888

*Total Delinquencies as a
  percent of outstanding
  balance                              1.31%                 1.15%


  The provision for credit losses was $352,649 for the three month period ended June 30, 2001 as compared to $371,710 for the three month period ended June 30, 2000. The Company decreased its total reserve percentage from 13.53% for the period ended June 30, 2000 to 13.49% for the period ended June 30, 2001. Management believes that the reserve adjustments made during the three month period ended June 30, 2001 are consistent with its reserve methodology.

Income Taxes

  The Company's effective tax rate remained relatively consistent at 37.91% for the three months ended June 30, 2001, as compared to 38.54% for the three months ended June 30, 2000.

Liquidity and Capital Resources

The Company's cash flows for the three months ended June 30, 2001 and June 30, 2000 are summarized as follows:

                              Three months ended  Three months ended
                                 June 30, 2001      June 30, 2000
                              --------------------------------------
  Cash provided by (used in):
     Operating Activities -      $  1,540,648       $  1,112,446

     Investing Activities -
     (primarily purchase
       of Contracts)               (2,463,127)        (5,817,830)

     Financing Activities             906,317          4,551,095

  Net decrease in cash                (16,162)          (154,289)


      The Company's primary use of working capital during the three months ended June 30, 2001 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of credit. The Line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of June 30, 2001 the Company had approximately $26.0 million available under the Line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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


Future Expansion

      The Company currently operates twenty-one branch locations, fifteen in the State of Florida, three in the State of Georgia and three in the State of North Carolina. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7,500,000 in outstanding receivables. To date three of our branches have reached this capacity.

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

   The Company believes that opportunity for receivable growth continues to exist in the States of Florida, Georgia and North Carolina. The Company has identified Columbia, South Carolina as an area where it may open its next branch location during fiscal 2002. The Company is also exploring expansion into additional States where it currently has no presence. As of this date no commitments have been made for additional expansion.

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


                   Part II - Other Information


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities

   On June 30, 2001, the Company issued 44,444 shares of its Common Stock to the Roger T. Mahan Grantor Trust (the "Grantor Trust") pursuant to the Grantor Trust's exercise of its conversion right under a Convertible Promissory Note, dated June 30, 1995 (the "Grantor Trust Note"), issued by the Company in favor of the Grantor Trust. The aggregate principal amount of the Grantor Trust Note was $200,000 and the maturity date was June 30, 2001. The conversion price was $4.50 per share. As a result of such conversion, the Grantor Trust Note was cancelled. The issuance of shares of the Company's Common Stock pursuant to this transaction is claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

   On August 9, 2001, the Company issued 111,111 shares of its Common Stock to the Mahan Family Trust (the "Family Trust") pursuant to the Family Trust's exercise of its conversion right under a Convertible Promissory Note, dated November 30, 1992 (the "Family Trust Note"), issued by the Company in favor of the Family Trust. The aggregate principal amount of the Family Trust Note was $500,000 and the maturity date was November 30, 2001, subject to certain prepayment rights granted to the Company thereunder. Pursuant to such rights, the Company gave notice on July 10, 2001 that it intended to prepay the Family Trust Note in full. Under the terms of the Family Trust Note, this notification entitled the Family Trust to convert the note into shares of Common Stock, at a conversion price of $4.50 per share. As result of such conversion, the Family Trust Note was cancelled. The issuance of shares of the Company's Common Stock pursuant to this transaction is claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -
          None

Item 5.   Other Information - None

Item 6.   (a)  Exhibits - See exhibit index following the
                          signature page.

          (b)  Reports on Form 8-K -  None

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on August 14, 2001.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: August 14, 2001         /s/ Peter L. Vosotas
                                -----------------------------
                                Peter L. Vosotas
                                Chairman, President,
                                Chief Executive Officer
                                (Principal Executive Officer)


  Date: August 14, 2001          /s/ Ralph T. Finkenbrink
                                 -----------------------------
                                 Ralph T. Finkenbrink
                                 (Principal  Financial Officer
                                  and Accounting Officer)

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

         Incorporated by reference to Exhibit 10.2.1 to the Company's Form 10-QSB for the three months ended December 31, 1998

10.1.12  Amendment No. 10 to Loan Agreement dated November 24, 1999

         Incorporated by reference to Exhibit 10.2.2 to the Company's Form 10-QSB for the three months ended December 31, 1999

10.1.13  Amendment No. 11 to Loan Agreement dated August 1, 2000

         Incorporated  by  reference  to  Exhibit  10.1.13  to    the
         Company's Form 10-KSB for the year ended  March 31, 2001

10.1.14  Amendment No. 12 to Loan Agreement dated March 16, 2001

         Incorporated  by  reference  to  Exhibit  10.1.14   to   the
         Company's Form 10-KSB for the year ended  March 31, 2001

10.3.1   Employee Stock Option Plan

         Incorporated by reference to the Company's 1999 Annual proxy statement dated June 29, 1999

10.3.2   Non-Employee Stock Option Plan

         Incorporated by reference to the Company's 1999 Annual proxy statement dated June 29, 1999

10.4.1 Employment Contract, dated November 22, 1999,between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance.

        Incorporated by reference to Exhibit 10.2.1 to the Company's Form 10-QSB for the three months ended December 31, 1999

10.4.2  Employment Contract, dated March 16, 2001, between   Nicholas
        Financial,  Inc.  and  Peter  L.  Vosotas  President  & Chief
        Executive Officer.

        Incorporated by reference to the Company's 2001 Annual proxy statement dated July 2, 2001

21      Subsidiaries of Nicholas Financial, Inc.

        Incorporated by reference to the Company's Form 10-SB (File No. 0-26680) filed on March 13, 1996

24      Powers of Attorney (included on signature page hereto)

        (b) Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the first quarter ended June 30, 2001.