Form 10QSB
period 2001-09-30
NICHOLAS FINANCIAL INC
filed 2001-11-14
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2001



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


 As of October 31st, 2001 there were 4,980,560 shares of common stock outstanding

                     Nicholas Financial, Inc.
                           Form 10-QSB

                              Index


Part I. Financial Information                                Page

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet as of
        September 30,2001......................................3

        Condensed Consolidated Statements of Income
        for the three and six months ended
        September 30, 2001 and 2000............................4

        Condensed Consolidated Statements of Cash Flows
        for the six months ended
        September 30, 2001 and 2000............................5

        Notes to the Condensed Consolidated
        Financial Statements...................................6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................11

Part II. Other Information

Item 1. Legal Proceedings.....................................17

Item 2. Changes in Securities.................................17

Item 3. Defaults upon Senior Securities.......................17

Item 4. Submission of Matters to a Vote
        of Security Holders...................................17

Item 5. Other Information.....................................17

Item 6. Exhibits and Reports on Form 8-K......................17

        Signatures............................................18

        Exhibit Index.........................................19


                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                          (Unaudited)


                                                 September 30
                                                     2001
                                                ---------------
Assets
Cash                                             $     39,539
Finance receivables, net                           69,185,266
Accounts receivable                                    17,444
Prepaid expenses and other assets                     696,498
Property and equipment, net                           338,384
Deferred income taxes                                 981,503
                                                 ------------
Total assets                                      $71,258,634
                                                 ============
Liabilities
Line of credit                                    $50,323,426
Notes payable - related party                         268,008
Accounts payable                                    3,005,193
Derivatives                                         1,859,305
Deferred revenues                                     676,419
                                                 ------------
Total liabilities                                  56,132,351

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
 authorized;none issued and outstanding                     -
Common stock, no par: 50,000,000 shares
 authorized; 4,980,860 shares issued and
 outstanding                                        4,365,780
Other comprehensive loss                           (1,877,577)
Retained earnings                                  12,638,080
                                                  -----------
                                                   15,126,283
                                                  -----------
Total liabilities and shareholders' equity        $71,258,634
                                                  ===========
See accompanying notes.


                        Nicholas Financial, Inc.
               Condensed Consolidated Statements of Income
                               (Unaudited)


                                   Three months ended      Six months ended
                                       September 30          September 30
                                    2001        2000        2001       2000
                                  ---------------------------------------------
Revenue:
Interest income on
 finance receivables             $4,857,907  $4,250,555  $9,389,658  $8,160,070
Sales                                89,922      99,057     189,042     215,867
                                 ----------------------------------------------
                                  4,947,829   4,349,612   9,578,700   8,375,937
Expenses:
Cost of sales                        19,873      19,771      43,562      45,628
Marketing                           138,014     119,164     248,471     217,442
Administrative                    1,798,052   1,545,740   3,482,578   3,069,876
Provision for credit losses         427,776     305,079     780,425     676,789
Depreciation and amortization        60,000      39,000     105,000      66,000
Interest expense                  1,010,581     955,488   2,006,413   1,790,511
                                 ----------------------------------------------
                                  3,454,296   2,984,242   6,666,449   5,866,246
                                 ----------------------------------------------
Operating income before
 income taxes                     1,493,533   1,365,370   2,912,251   2,509,691

Income tax expense (benefit):
  Current                           468,024     526,951   1,011,146   1,042,958
  Deferred                           95,000           -      89,583     (75,000)
                                 ----------------------------------------------
                                    563,024     526,951   1,100,729     967,958
                                 ----------------------------------------------
Net Income                         $930,509    $838,419  $1,811,522  $1,541,733
                                 ==============================================
Earnings per share - basic            $0.19       $0.18       $0.38       $0.33
                                 ==============================================
Earnings per share - diluted          $0.18       $0.17       $0.35       $0.31
                                 ==============================================

See accompanying notes.



                       Nicholas Financial, Inc.
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)


                                       Six months ended September 30
                                            2001           2000
                                      -------------------------------
Operating activities
Net income                              $1,811,522      $1,541,733
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation of property and equipment     105,000          66,000
Provision for credit losses                780,425         676,789
Deferred income taxes                       89,385         (75,000)
Changes in operating assets
 and liabilities:
Accounts receivable                         (2,976)         (2,014)
Prepaid expenses and other assets         (147,312)       (203,358)
Deferred revenues                           64,690          58,431
Accounts payable                           (30,583)       (165,198)
Income taxes payable                       (93,819)         (9,043)
                                        ---------------------------
Net cash provided by
 operating activities                    2,576,332       1,888,340

Investing activities
Increase in finance receivables,
 net of principal collected             (4,924,823)     (9,207,202)
Purchase of property and equipment        (109,625)       (101,595)
                                        ---------------------------
Net cash used in investing activities   (5,034,448)     (9,308,797)

Financing activities
Repayment of notes payable
 - related party                                 -        (200,000)
Net proceeds from line of credit         2,200,000       7,505,000
Issuance (repurchase) of common stock       64,488         (45,505)
                                        ---------------------------
Net cash provided by financing
 activities                              2,264,488       7,259,495
                                        ---------------------------
Net decrease in cash                      (193,628)       (160,962)

Cash, beginning of period                  233,167         259,183
                                        ---------------------------
Cash, end of period                        $39,539         $98,221
                                        ===========================

See accompanying notes.

                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                              (Unaudited)

                          September 30, 2001


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

2. Earnings Per Share

On August 8, 2001, the Company declared a two-for-one stock split in the form of a stock dividend payable on September 10, 2001 to shareholders of record as of the close of business on August 28, 2001. All applicable share and per share amounts in the accompanying unaudited financial statements have been retroactively adjusted to take into account the effect of this split.

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

                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                               (Unaudited)


                                         Three months ended      Six months ended
                                             September 30,         September 30,
                                          2001       2000        2001         2000
                                        ---------------------------------------------
Numerator:

 Numerator for basic earnings per
  share - Net income                    $930,509   $838,419   $1,811,522   $1,541,733
   available to common stockholders
 Effect of dilutive securities:
    Convertible debt                       4,068     15,554       13,423       31,108
                                        ---------------------------------------------
 Numerator for dilutive earnings
  per share - income available to
  common stockholders after assumed
  conversions                           $934,577   $853,973   $1,824,945   $1,572,841

Denominator:

 Denominator for basic earnings per
  share - weighted average shares      4,875,683  4,686,016    4,756,949    4,694,718

 Effect of dilutive securities:(A)
  Employee stock options                 307,967    112,420      264,676      126,644
  Convertible debt                        96,618    361,112      203,865      361,112
                                       ----------------------------------------------
 Denominator for diluted earnings
  per share - adjusted weighted-
  average shares and assumed
  conversions                          5,280,268  5,159,548    5,225,490    5,182,474
                                       ==============================================
Earnings per share - basic                 $0.19      $0.18        $0.38        $0.33
                                       ==============================================
Earnings per share - diluted               $0.18      $0.17        $0.35        $0.31
                                       ==============================================

Footnote A:
      The  following  options  were
outstanding but not included in the
computation of diluted earnings per
share  because  the exercise  price
was greater than the average market
price  of  the common  shares  and,
therefore,  the  effect  would   be
antidilutive.

    Options                                    -    35,500            -       35,500


                       Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                               (Unaudited)



3. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:


     Finance receivables, gross contract         $109,777,221
      Less:
       Unearned interest                          (25,894,881)
                                                 -------------
                                                   83,882,340

       Nonrefundable dealer reserves              (10,755,104)
       Allowance for credit losses                 (3,941,970)
                                                 -------------
       Finance receivables, net                   $69,185,266
                                                 =============


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



5. Notes Payable - Related Party

Notes payable consisted of the following:


Note payable, unsecured, interest at 12%, principal
and interest due through August 2002, at which time
the entire principal balance is due.                        268,008

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

On August 18, 1999 the Company terminated a $5 million swap maturing on May 24, 2004 in exchange for $52,000. In addition the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.80%, maturing on August 1, 2003.

On May 17, 2000 the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 6.87%, matuing on May 17, 2004.

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

In connection with the adoption of SFAS 133, the Company recorded the fair value of its derivatives as a liability totaling approximately ($975k) on April 1, 2001. The fair value of such derivative was approximately ($1.86m) as of September 30, 2001. The fair value of the options, approximately ($37k), was accounted for in the consolidated statement of income as an increase to current period earnings.


7. Subsequent Events

On October 5, 2001 the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 3.85%, maturing on October 5, 2004.

Part I. Item 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended September 30, 2001 to $930,509 from $838,419 for the three month period ended September 30, 2000. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended September 30, 2001 or 2000.

   Consolidated net income increased for the six month period ended September 30, 2001 to $1,811,522 from $1,541,733 for the six month period ended September 30, 2001. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the six month periods ended September 30, 2001 or 2000.

                        Three Months Ended        Six Months Ended
                           September 30              September 30
                         2001        2000          2001        2000
                     ---------------------------------------------------
Average Net Finance
 Receivables(1)         $83,284,788  $72,742,751   $81,937,694  $70,043,032

Average Indebtedness(2)  50,374,767   46,669,224    50,158,101   44,409,224

Total Interest Revenues   4,857,907    4,250,555     9,389,658    8,160,069

Interest Expense          1,010,581      955,488     2,006,413    1,790,511
                         ---------------------------------------------------
Net Interest Income       3,847,326    3,295,067     7,383,245    6,369,558

Gross Portfolio Yield(3)     23.33%       23.37%        22.92%       23.30%

Average Cost of Borrowed
 Funds(2)                     8.02%        8.19%         8.00%        8.06%
                         ---------------------------------------------------
Net Interest Spread(4)       15.31%       15.18%        14.92%       15.24%

Net Portfolio Yield(3)       18.48%       18.12%        18.02%       18.19%

Write-off to Liquidation(5)   9.37%        8.13%         8.38%        6.94%

Net Charge-Off Percentage(6)  8.24%        6.78%         7.30%        5.83%


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


Three months ended September 30, 2001 compared to three months ended September 30, 2000


 Interest Income and Loan Portfolio

       Interest revenue increased 14% to $4.9 million for the period ended September 30, 2001, from $4.3 million for the period ended September 30, 2000. The net finance receivable balance totaled $69.2 million at September 30, 2001, an increase of 14% from $60.5 million at September 30, 2000. The gross finance receivable balance increased 14% to $109.8 million at September 30, 2001 from $96.6 million at September 30, 2000. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 23.37% for the period ended September 30, 2000 to 23.33% for the period ended September 30, 2001. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

   Sales for the period ended September 30, 2001 were $89,922 compared to $99,057 for the period ended September 30, 2000, a decrease of 9%. This decrease was primarily due to a decrease in new installations during the ended September 30, 2001.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $2.0 million for the period ended September 30, 2000 from $1.7 million for the period ended September 30, 2000. This increase of 17% was primarily attributable to the opening of two additional branches, increased home office personnel and increased general operating expenses.

 Interest Expense

       Interest expense increased to $1,010,581 for the period ended September 30, 2001 as compared to $955,488 for the period ended September 30, 2000. This increase was due to an increase in average outstanding borrowings from $46.7 million to $50.4 million during the comparable periods. The impact of this increase was offset, in part by a decrease in the average cost of funds borrowed from 8.19% for the period ended September 30, 2000 to 8.02% for the period ended September 30, 2001.

Six months ended September 30, 2001 compared to six months ended September 30, 2000


Interest Income and Loan Portfolio

       Interest revenue increased 15% to $9.4 million for the period ended September 30, 2001, from $8.2 million for the period ended September 30, 2000. The net finance receivable balance totaled $69.2 million at September 30, 2001, an increase of 14% from $60.5 million at September 30, 2000. The gross finance receivable balance increased 14% to $109.8 million at September 30, 2001 from $96.6 million at September 30, 2000. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 23.30% for the period ended September 30, 2000 to 22.92% for the period ended September 30, 2001. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

  Sales for the period ended September 30, 2001 were $189,042 compared to $215,867 for the period ended September 30, 2000, a decrease of 12%. This decrease was primarily due to a decrease in new installations during the period ended September 30, 2001.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $3.9 million for the period ended September 30, 2001 from $3.4 million for the period ended September 30, 2000. This increase of 14% was primarily attributable to the opening of two additional branches, increased home office personnel and increased general operating expenses.

 Interest Expense

       Interest expense increased to $2.0 million for the period ended September 30, 2001 as compared to $1.8 million for the period ended
September 30, 2000. This increase was due to an increase in average outstanding borrowings from $44.4 million to $50.2 million during the comparable periods. The average cost of borrowed funds decreased from 8.06% for the six month period ended September 30, 2000 to 8.0% for the six month period ended September 30, 2001.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 78 Contracts with an aggregate initial principal amount of approximately $628,000. As of September 30, 2001, the Company had 316 active pools.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of September 30, 2001, the Company had established reserves for losses on Contracts of $14,697,074 or 17.52% of net outstanding receivables.


   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                           Three Months Ended         Three Months Ended
                           September 31, 2001         September 31, 2000
                           ------------------         ------------------
Contracts
Gross Balance Outstanding      $105,378,020                $92,511,899


                          Dollar                    Dollar
Delinquencies             Amount       Percent*     Amount        Percent*
                         ---------     -------     ---------      --------

30 to 59 days          $ 2,472,836      2.35%     $ 2,101,653       2.27%
60 to 89 days              733,846      0.70%         574,363       0.62%
90 + days                  242,889      0.23%         308,290       0.33%
                        ----------      -----      ----------      ------
Total Delinquencies    $ 3,449,571                $ 2,984,306

*Total Delinquencies as
  percent of outstanding
  balance                               3.28%                       3.22%

Direct Loans
Gross Balance Outstanding       $ 4,399,201                $ 4,090,680

Delinquencies

30 to 59 days            $  76,561      1.74%       $  46,018       1.12%
60 to 89 days                5,414      0.12%          10,856       0.27%
90 + days                    6,187      0.14%          10,091       0.25%
                         ---------      -----         -------       -----
Total Delinquencies     $   88,162                  $  66,965

*Total Delinquencies as
  a percent of outstanding
  balance                               2.00%                       1.64%


The provision for credit losses was $427,776 for the three month period ended September 30, 2001 and $780,425 for the six month period ended September 30, 2001 as compared to $305,079 for the three month period ended September 30, 2000 and $676,789 for the six month period ended September 30, 2000. The Company increased its total reserve percentage from 13.34% for the period ended March 31, 2001 to 13.38% for the period ended September 30, 2001. Management believes that the reserve adjustments made during the three and six month periods ended September 30, 2001 are consistent with its reserve methodology.

Income Taxes

   The Company's effective tax rate decreased to 37.70% and 37.80% for the three and six months ended September 30, 2001, as compared to 38.59% and 38.57% for the three and six months ended September 30, 2000, respectively.

Liquidity and Capital Resources

The Company's cash flows for the six months ended September 30, 2001 and September 30, 2000 are summarized as follows:

                                   Six months ended  Six months ended
                                     September 30,     September 30,
                                         2001              2000
                                   -----------------------------------
      Cash provided by (used in):
       Operating  Activities  -        $ 2,591,332      $ 1,888,340
       Investing Activities -
       (primarily purchase
        of Contracts)                   (5,034,448)      (9,308,797)
       Financing Activities              2,264,488        7,259,495
                                      ------------------------------
      Net decrease in cash                (193,628)        (160,962)



    The Company's primary use of working capital during the six months ended September 30, 2001 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of September 30, 2001 the Company had approximately $24.8 million available under the line of credit. The Company is currently negotiating to extend the maturity date of its line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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


Future Expansion

      The Company currently operates twenty-two branch locations, fifteen in the State of Florida, three in the State of Georgia, three in the State of North Carolina and one in the State of South Carolina. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7,500,000 in outstanding receivables. To date three of our branches have reached this capacity.

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

    The Company believes that opportunity for receivable growth continues to exist in the States of Florida, Georgia, North Carolina and South Carolina. The Company has identified Ohio and Virginia as areas where it may open additional branches during the remainder of fiscal 2002 and beyond. As of this date no commitments have been made for additional expansion.

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


                      Part II - Other Information


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities

  On August 8, 2001, Nicholas Financial, Inc. announced that its Board of Directors had declared a two-for-one stock split on the Company's outstanding shares of common stock, payable in the form of a 100% stock dividend, on September 10, 2001 to shareholders of record as of the close of business on August 28, 2001.

  The Company also announced that its Board of Directors had approved the Company's second stock repurchase plan. The plan authorizes the repurchase of up to 5% of the Company's outstanding common stock, or approximately 250,000 shares, as adjusted to reflect the aforementioned two-for-one stock split. This authorization is in addition to the original September 23, 1998 repurchase authorization of 120,000 shares (5% of the Company's outstanding common stock at that time), which, as of August 7, 2001, had been completely utilized.

   As previously announced through the Company's 10-QSB for the period ended June 30, 2001, the Company on August 9, 2001 issued 111,111 shares of its Common Stock to the Mahan Family Trust (the "Family Trust") pursuant to the Family Trust's exercise of its conversion right under a Convertible Promissory Note, dated November 30, 1992 (the "Family Trust Note"), issued by the Company in favor of the Family Trust. The aggregate principal amount of the Family Trust Note was $500,000 and the maturity date was November 30, 2001, subject to certain prepayment rights granted to the Company thereunder. Pursuant to such rights, the Company gave notice on July 10, 2001 that it intended to prepay the Family Trust Note in full. Under the terms of the Family Trust Note, this notification entitled the Family Trust to convert the note into shares of Common Stock, at a conversion price of $4.50 per share. As result of such conversion, the Family Trust Note was cancelled. The issuance of shares of the Company's Common Stock pursuant to this transaction is claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The above transaction, if adjusted for the Company's two-for-one stock-split, would have resulted in the issuance of 222,222 shares of Common stock at a conversion price of $2.25 per share.

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6. (a) Exhibits - See exhibit index following the signature page.

     (b)  Reports on Form 8-K -  None

                              SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on November 14, 2001.


                       NICHOLAS FINANCIAL, INC.
                             (Registrant)


  Date: November 14, 2001       /s/ Peter L. Vosotas
                                Peter L. Vosotas
                                Chairman, President,
                                Chief Executive Officer
                                (Principal Executive Officer)


  Date: November 14, 2001       /s/ Ralph T. Finkenbrink
                                Ralph T. Finkenbrink
                                (Principal Financial Officer and
                                 Accounting Officer)

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

        Incorporated by reference to the Company's 2001 Annual proxy statement dated July 2, 2001

21      Subsidiaries of Nicholas Financial, Inc.

        Incorporated by reference to the Company's Form 10-SB
        (File No. 0-26680) filed on March 13, 1996

24      Powers of Attorney (included on signature page hereto)


        (b) Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001