Form 10QSB
period 2001-12-31
NICHOLAS FINANCIAL INC
filed 2002-02-13
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 2001


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


 As of January 31st, 2002 there were 4,980,860 shares of common stock outstanding

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I. Financial Information                                Page

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet as of
        December 31, 2001......................................3

        Condensed Consolidated Statements of Income
        for the three and nine months ended
        December 31, 2001 and 2000.............................4

        Condensed Consolidated Statements of Cash
        Flows for the nine months ended
        December 31, 2001 and 2000.............................5

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

Item 4.  Submission of Matters to a Vote of Security Holders..17

Item 5.  Other Information....................................17

Item 6.  Exhibits and Reports on Form 8-K.....................17

         Signatures...........................................18

         Exhibit Index........................................19

Part I. Item 1
                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                          (Unaudited)

                                                   December 31
                                                       2001
                                                  -------------
Assets
Cash                                               $   303,075
Finance receivables, net                            70,780,073
Accounts receivable                                     13,147
Prepaid expenses and other assets                      651,872
Property and equipment, net                            284,656
Deferred income taxes                                  820,036
                                                  -------------
Total assets                                       $72,852,859
                                                  =============

Liabilities
Line of credit                                     $50,973,426
Notes payable - related party                          491,281
Accounts payable                                     2,739,112
Derivatives                                          1,687,902
Deferred revenues                                      685,805
                                                  -------------
Total liabilities                                   56,577,526

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
 authorized;none issued and outstanding                      -
Common stock, no par: 50,000,000 shares
 authorized; 4,980,860 shares issued and
 outstanding                                         4,374,025
Other comprehensive loss                            (1,685,305)
Retained earnings                                   13,586,613
                                                  -------------
                                                    16,275,333
                                                  -------------
Total liabilities and shareholders' equity         $72,852,859
                                                  =============

See accompanying notes.

                        Nicholas Financial, Inc.
               Condensed Consolidated Statements of Income
                               (Unaudited)


                                   Three months ended        Nine months ended
                                       December 31               December 31
                                     2001        2000          2001        2000
                                 ---------------------------------------------------
Revenue:
Interest income on
 finance receivables              $4,923,210  $4,329,865   $14,312,868  $12,489,935
Sales                                 85,852      90,744       274,894      306,611
                                 ---------------------------------------------------
                                   5,009,062   4,420,609    14,587,762   12,796,546
Expenses:
Cost of sales                         15,932      19,857        59,494       65,485
Marketing                            134,724     100,816       383,196      318,258
Administrative                     1,846,227   1,554,953     5,328,805    4,624,829
Provision for credit losses          500,679     390,312     1,281,104    1,067,101
Depreciation and amortization         60,365      40,500       165,365      106,500
Interest expense                     949,068   1,002,433     2,955,481    2,792,944
                                 ---------------------------------------------------
                                   3,506,995   3,108,871    10,173,445    8,975,117
                                 ---------------------------------------------------
Operating income before
 income taxes                      1,502,067   1,311,738     4,414,317    3,821,429

Income tax expense (benefit):
 Current                              392,265     504,182     1,403,411   1,547,140
 Deferred                             161,269           -       250,852     (75,000)
                                 ---------------------------------------------------
                                      553,534     504,182     1,654,263   1,472,140
                                 ---------------------------------------------------
Net Income                          $ 948,533   $ 807,556    $2,760,054  $2,349,289
                                 ===================================================
Earnings per share - basic              $0.19       $0.17         $0.57       $0.50
                                 ===================================================
Earnings per share - diluted            $0.18       $0.16         $0.53       $0.46
                                 ===================================================

See accompanying notes.


                       Nicholas Financial, Inc.
             Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                       Nine months ended December 31
                                           2001            2000
                                     ---------------------------------
Operating activities
Net income                              $ 2,760,054    $ 2,349,289
Adjustments to reconcile net
 income to net cash provided
  by operating activities:
Depreciation of property and equipment      165,365        106,500
Provision for credit losses               1,281,104      1,067,101
Deferred income taxes                       250,852        (75,000)
Changes in operating assets and
 liabilities:
Accounts receivable                           1,321          2,896
Prepaid expenses and other assets          (102,686)      (247,393)
Deferred revenues                            74,076         93,208
Accounts payable                           (275,795)      (420,885)
Income taxes payable                        (93,819)        15,139
                                         ---------------------------
Net cash provided by operating
 activities                               4,060,472      2,890,855

Investing activities
Increase in finance receivables,
 net of principal collected              (7,020,309)   (10,908,418)
Purchase of property and equipment         (116,262)      (129,594)
                                         ---------------------------
Net cash used in investing activities    (7,136,571)   (11,038,012)

Financing activities
Issuance (repayment) of notes
 payable - related party                    223,274       (200,000)
Net proceeds from line of credit          2,850,000      8,558,500
Issuance (repurchase) of common stock        72,733       (126,941)
                                         ---------------------------
Net cash provided by financing
 activities                               3,146,007      8,231,559
                                         ---------------------------
Net increase in cash                         69,908         84,402

Cash, beginning of period                   233,167        259,183
                                         ---------------------------
Cash, end of period                        $303,075       $343,585
                                         ===========================

See accompanying notes.

                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                              (Unaudited)

                           December 31, 2001


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

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

                        Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                               (Unaudited)


                                      Three months ended    Nine months ended
                                          December 31,         December 31,
                                         2001      2000      2001       2000
                                     --------------------------------------------
Numerator:

Numerator for basic earnings per
 share - Net income available to
 common stockholders                  $948,533   $807,556  $2,760,054  $2,349,289

Effect of dilutive securities:
  Convertible debt                           -     15,283      17,491      46,391
                                     --------------------------------------------
Numerator for dilutive earnings
 per share - income available to
 common stockholders after assumed
 conversions                          $948,533   $822,839  $2,777,545  $2,395,680
                                     ============================================
Denominator:
Denominator for basic earnings per
 share - weighted average shares     4,980,860  4,668,940   4,831,586   4,686,124

Effect of dilutive securities: (A)
 Employee stock options                294,768    102,984     290,794     118,756
 Convertible debt                            -    355,612     135,910     359,278
                                     --------------------------------------------
Denominator for diluted earnings
 per share - adjusted weighted-
 average sharesand assumed
 conversions                         5,275,628  5,127,536   5,258,290   5,164,158
                                     ============================================
Earnings per share - basic               $0.19      $0.17       $0.57       $0.50
                                     ============================================
Earnings per share - diluted             $0.18      $0.16       $0.53       $0.46
                                     ============================================

Footnote A:
      The  following  options  were
outstanding but not included in the
computation of diluted earnings per
share  because  the exercise  price
was greater than the average market
price  of  the common  shares  and,
therefore,  the  effect  would   be
antidilutive.

    Options                                  -    105,500           -      58,833


                       Nicholas Financial, Inc.
        Notes to the Condensed Consolidated Financial Statements
                               (Unaudited)


3. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

    Finance receivables, gross contract        $111,884,862
    Less:
       Unearned interest                        (26,388,932)
                                               -------------
                                                 85,495,930
       Nonrefundable dealer reserves            (11,063,746)
       Allowance for credit losses               (3,652,111)
                                               -------------
       Finance receivables, net                $ 70,780,073
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


5. Notes Payable - Related Party

Notes payable consisted of the following:

Note payable, unsecured, interest at 9.5%, principal
and interest due through August 2002, at which time
the entire principal balance is due.                    491,281

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


6. Derivatives and Hedging  (continued)

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

In connection with the adoption of SFAS 133, the Company recorded the fair value of its derivatives as a liability totaling approximately ($975k) on April 1, 2001. The fair value of such derivative was approximately ($1.69m) as of December 31, 2001. The fair value of the options, approximately ($2.6k), was accounted for in the consolidated statement of income as a decrease to current period earnings.

Part I. Item 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended December 31, 2001 to $948,533 from $807,556 for the three month period ended December 31, 2000. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended December 31, 2001 or 2000.

   Consolidated net income increased for the nine month period ended December 31, 2001 to $2,760,054 from $2,349,289 for the nine month period ended December 31, 2000. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the nine month periods ended December 31, 2001 or 2000.

                           Three Months Ended         Nine Months Ended
                               December 31               December 31
                             2001        2000         2001         2000
                        ---------------------------------------------------

Average Net Finance
Receivables (1)          $84,882,208  $74,852,495  $82,919,199  $71,646,186

Average Indebtedness(2)   50,611,434   47,689,890   50,271,434   45,502,779

Total Interest Revenues    4,923,210    4,329,865   14,312,868   12,489,935

Interest Expense             949,068    1,002,433    2,955,481    2,792,944
                          --------------------------------------------------
Net Interest Income        3,974,142    3,327,432   11,357,387    9,696,991

Gross Portfolio Yield(3)      23.20%       23.14%       23.01%       23.24%

Average Cost of
 Borrowed Funds(2)             7.50%        8.41%        7.84%        8.18%
                           -------------------------------------------------
Net Interest Spread(4)        15.70%       14.73%       15.17%       15.06%

Net Portfolio Yield(3)        18.73%       17.78%       18.26%       18.05%

Write-off to Liquidation(5)   10.06%        9.02%        8.97%        7.68%

Net Charge-Off Percentage(6)   9.10%        7.75%        7.92%        6.50%




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


Three months ended December 31, 2001 compared to three months ended December 31, 2000


 Interest Income and Loan Portfolio

       Interest revenue increased 14% to $4.9 million for the period ended December 31, 2001, from $4.3 million for the period ended December 31, 2000. The net finance receivable balance totaled $70.8 million at December 31, 2001, an increase of 14% from $61.9 million at December 31, 2000. The gross finance receivable balance increased 14% to $111.9 million at December 31, 2001 from $98.1 million at December 31, 2000. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 23.14% for the period ended December 31, 2000 to 23.20% for the period ended December 31, 2001. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

   Sales for the period ended December 31, 2001 were $85,852 compared to $90,744 for the period ended December 31, 2000, a decrease of 5%. This decrease was primarily due to a decrease in new installations during the ended December 31, 2001.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $2.1 million for the period ended December 31, 2001 from $1.7 million for the period ended December 31, 2000. This increase of 20% was primarily attributable to the opening of two additional branches, increased home office personnel and increased general operating expenses.

 Interest Expense

       Interest  expense decreased to $949,068 for  the  period  ended
December 31, 2001 as compared to $1,002,433 for the period ended December 31, 2000. This decrease was due to a decrease in the average cost of funds borrowed from 8.41% for the period ended December 31, 2000 to 7.50% for the period ended December 31, 2001. This decrease was offset in part by an increase in the outstanding borrowings from $47.7 million to $50.6 million during the comparable periods.

Nine months ended December 31, 2001 compared to nine months ended December 31, 2000


Interest Income and Loan Portfolio

       Interest revenue increased 15% to $14.3 million for the period ended December 31, 2001, from $12.5 million for the period ended December 31, 2000. The net finance receivable balance totaled $70.8 million at December 31, 2001, an increase of 14% from $61.9 million at December 31, 2000. The gross finance receivable balance increased 14% to $111.9 million at December 31, 2001 from $98.1 million at December 31, 2000. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 23.24% for the period ended December 31, 2000 to 23.01% for the period ended December 31, 2001. The primary reason that net finance receivables increased was the opening of two additional offices.

 Computer Software Business

   Sales for the period ended December 31, 2001 were $274,894 compared to $306,611 for the period ended December 31, 2000, a decrease of 10%. This decrease was primarily due to a decrease in new installations during the period ended December 31, 2001.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $5.9 million for the period ended December 31, 2001 from $5.1 million for the period ended December 31, 2000. This increase of 16% was primarily attributable to the opening of two additional branches, increased home office personnel and increased general operating expenses.

 Interest Expense

       Interest expense increased to $3.0 million for the period ended December 31, 2001 as compared to $2.8 million for the period ended
December 31, 2000. This increase was due to an increase in average outstanding borrowings from $45.5 million to $50.3 million during the comparable periods. The average cost of borrowed funds decreased from 8.18% for the nine month period ended December 31, 2000 to 7.84% for the nine month period ended December 31, 2001.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 74 Contracts with an aggregate initial principal amount of approximately $600,000. As of December 31, 2001, the Company had 344 active pools.

  The Company pools Contracts according to branch location because the branches purchase contracts in different markets located in Florida, Georgia, North Carolina and South Carolina. All Contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of December 31, 2001, the Company had established reserves for losses on Contracts of $14,464,194 or 17.70% of net outstanding receivables.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                             Nine Months Ended      Nine Months Ended
                             December 31, 2001      December 31, 2000
                            -------------------     -------------------
Contracts
Gross Balance Outstanding        $107,053,507           $93,829,707

                             Dollar                 Dollar
Delinquencies                Amount      Percent*   Amount      Percent*

30 to 59 days            $ 2,486,640      2.32%     $ 2,578,104   2.75%
60 to 89 days                940,610      0.88%       1,406,290   1.50%
90 + days                    370,151      0.35%         470,497   0.50%
                         -----------      -----     -----------   -----
Total Delinquencies       $3,797,401                 $4,454,891

*Total Delinquencies as
 percent of outstanding balance           3.55%                   4.75%

Direct Loans
Gross Balance Outstanding         $ 4,831,355            $ 4,257,432

Delinquencies

30 to 59 days               $ 49,542      1.03%        $ 49,385   1.15%
60 to 89 days                 28,770      0.60%          19,040   0.45%
90 + days                     19,521      0.40%          18,963   0.45%
                            --------      -----        --------   -----
Total Delinquencies         $ 97,833                   $ 87,388

*Total Delinquencies as a
percent of outstanding balance            2.03%                   2.05%


The provision for credit losses was $500,679 for the three month period ended December 31, 2001 and $1,281,104 for the nine month period ended December 31, 2001 as compared to $390,312 for the three month period ended December 31, 2000 and $1,067,101 for the nine month period ended December 31, 2000. The Company's total reserve percentage decreased from 13.34% for the period ended March 31, 2001 to 13.15% for the period ended December 31, 2001. Management believes that the reserve adjustments made during the three and nine month periods ended December 31, 2001 are consistent with its reserve methodology.

Income Taxes

   The Company's effective tax rate decreased to 36.85% and 37.47% for the three and nine months ended December 31, 2001, as compared to 38.44% and 38.52% for the three and nine months ended December 31, 2000, respectively.

Liquidity and Capital Resources

The Company's cash flows for the nine months ended December 31, 2001 and December 31, 2000 are summarized as follows:

                                  Nine months ended  Nine months ended
                                     December 31,      December 31,
                                         2001              2000
                                -----------------------------------------
  Cash provided by (used in):
      Operating  Activities  -       $  4,060,472     $  2,890,855
      Investing Activities -
       (primarily purchase of
        Contracts)                     (7,136,571)     (11,038,012)
      Financing Activities              3,146,007        8,231,559
                                    --------------------------------
  Net increase in cash                     69,908           84,402


      The Company's primary use of working capital during the nine months ended December 31, 2001 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's line of credit. The line of credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of December 31, 2001 the Company had approximately $24.0 million available under the line of credit. The Company is currently negotiating to extend the maturity date of its line of credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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

          (b)  Reports on Form 8-K -  None

                              SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on February 13, 2002.


                       NICHOLAS FINANCIAL, INC.
                             (Registrant)


  Date: February 13, 2002       /s/ Peter L. Vosotas
                                -----------------------------
                                Peter L. Vosotas
                                Chairman, President, Chief Executive
                                Officer(Principal Executive Officer)


  Date: February 13, 2002      /s/ Ralph T. Finkenbrink
                               -------------------------------
                               Ralph T. Finkenbrink
                               (Principal Financial Officer and
                                Accounting Officer)

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

        Incorporated by reference to the Company's 2001 Annual proxy statement dated July 2, 2001

21      Subsidiaries of Nicholas Financial, Inc.

        Incorporated by reference to the Company's Form 10-SB (File No. 0-26680) filed on March 13, 1996

24      Powers of Attorney (included on signature page hereto)


        (b) Reports on Form 8-K

        The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001