Form 10KSB
period 2002-03-31
NICHOLAS FINANCIAL INC
filed 2002-06-25
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                           FORM 10-KSB

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
                                 1934

               For the fiscal year ended March 31, 2002


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

    Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, $0.01 Par Value

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

The issuer's revenues for its most recent fiscal year ended
March 31, 2002 were $20,218,125.As of May 31, 2002, 4,993,764 shares of the Registrant's Common Stock, 0.01 par value, were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $13,874,787

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the issuer's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on August 7, 2002, expected to be filed with the Commission pursuant to Regulation 14A, on or about July 2, 2002, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format  (check one) :  Yes
No  X

            (This page intentionally left blank)

                       NICHOLAS FINANCIAL, INC.
                       FORM 10-KSB ANNUAL REPORT
                           TABLE OF CONTENTS

PART I                                                   Page No.

     Item 1.  Description of Business..........................3
     Item 2.  Description of Property.........................12
     Item 3.  Legal Proceedings...............................12
     Item 4.  Submission of Matters to a Vote of
               Security Holders...............................12

PART II

     Item 5.  Market for Common Equity and Related
               Stockholder Matters............................13
     Item 6.  Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations..................................14
     Item 7.  Financial Statements............................20
     Item 8.  Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure.........41

PART III

     Item 9.  Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16 (a) of the Exchange Act.............41
     Item 10. Executive Compensation..........................41
     Item 11. Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder
               Matters........................................42
     Item 12. Certain Relationships and Related
               Transactions...................................42
     Item 13. Exhibits and Reports on Form 8-K................43

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

                                PART I

Item 1.     Description of Business

General

      Nicholas Financial, Inc. ("Nicholas Financial-Canada") is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. ("Nicholas Financial") and Nicholas Data Services, Inc., ("NDS"). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing installment sales contracts ("Contracts") for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct consumer loans and sells consumer-finance related products ("Insurance Products"). NDS is engaged in designing, developing, marketing and supporting industry specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial's financing activities accounted for approximately 98% of consolidated revenues for each of the fiscal years ended March 31, 2002 and 2001. NDS's activities accounted for approximately 2% of such revenues during the same periods.

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

     The Company's automobile finance programs are currently conducted in Florida, Georgia, North Carolina, South Carolina and Ohio only under the name Nicholas Financial, Inc. The Company currently operates fifteen branch offices in Florida, three branch offices in Georgia, three branch offices in North Carolina and one branch in South Carolina. As of March 31, 2002 the Company had non-exclusive agreements with approximately 750 dealers for the purchase of retail installment sales contracts (the "Contracts") that meet the Company's financing criteria. The dealer agreements require the dealer to originate Contracts in accordance with the Company's guidelines.

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

      The Company purchases Contracts from the automobile dealer at a negotiated price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the creditworthiness of the purchaser. In certain markets, competition determines the discount that the Company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2002, substantially all of the Company's loan portfolio consisted of Contracts that were purchased without recourse against the dealer. Although substantially all the Contracts in the Company's loan portfolio were acquired without recourse, the dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

      The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as the loss payee, with a deductible of not more than $500. The Company does not offer collision insurance. Both the Company and the dealers offer purchasers of vehicles certain other "add on products". These products are offered by the dealer on behalf of the Company or by the automobile dealer on behalf of the dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, gap insurance, credit life insurance, credit accident and health insurance and credit property insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract. As of March 31, 2002 and 2001, approximately 19% and 20%, respectively, of the borrowers under Contracts in the Company's loan portfolio had elected to purchase "add on products".

      The following table sets forth certain information for each of the fiscal years ended March 31, 2002, 2001 and 2000, respectively, relating to the Company's automobile finance business:

                                 2002         2001         2000
                             -------------------------------------
     Contracts purchased -
     Face value              $56,935,868  $51,193,231  $41,507,381

     Number of Contracts
      purchased                    6,918        6,400        5,264

     Weighted APR(1)              24.57%       24.70%       24.67%

     Discount                      8.67%        8.36%        8.63%

 (1) "APR" means the annual interest rate payable by the borrower.

Direct Consumer Loans

     The Company is licensed to originate direct consumer loans in the majority of its branch locations. The size of the loan and maximum interest rate that can be charged varies from State to State. The average loan made to date by the Company had an initial principal balance of approximately $3,500. The Company does not expect the average loan size to increase significantly within the foreseeable future. The Company offers loans primarily to borrowers under the Contracts previously purchased by the Company. In deciding whether or not to make a loan, the Company considers the individual's credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because approximately 90% of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The direct consumer loan program was implemented in April 1995 and currently accounts for less than 5% of total revenue for the Company. As of March 31, 2002, loans made by the Company pursuant to its direct consumer loan program constituted approximately 4% of the aggregate principal amount of the Company's loan portfolio.

      In connection with its direct consumer loan program, the Company also offers health and accident insurance coverage and credit life insurance to borrowers. Borrowers in approximately 68% of the 1,416 direct consumer loan transactions outstanding as of March 31, 2002 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the borrower.

      The following table sets forth certain information for each of the fiscal years ended March 31, 2002, 2001 and 2000, respectively, relating to the Company's direct consumer loan business:

                                2002       2001        2000
                           --------------------------------------
     Loans purchased -
      Face value            $4,100,180  $3,816,245   $3,364,897

     Number of loans
     purchased                   1,279       1,143        1,011

     Weighted APR(1)            25.85%      25.82%       26.07%


(1) "APR" means the annual interest rate payable by the borrower.

Financing Sources

      The Company finances the acquisition of Contracts with its retained earnings, cash flow from operations, loans from investors, insiders and a revolving line of credit with Bank of America. In August 2000, the Company expanded its line of credit capacity to $60 million, extended the maturity date of such line to November 30, 2002 and reduced the rate of interest payable under the line. In February 2001, the Company further expanded its line of credit capacity to $75 million. The Company is currently negotiating to extend its current maturity date. No assurance can be given that the size of the line will be increased or that the maturity date will be extended beyond November 30, 2002. The failure to do so could have a material adverse effect on the business, financial condition and results of operations of the Company.

      The Bank of America line of credit is secured by all assets of the Company. The interest rate payable by the Company on funds drawn under the line of credit is based on either the current prime rate published by Bank of America or several Libor pricing options. In addition to interest, the Company also pays a monthly fee to Bank of America equal to .25% of the amount available under the line of credit that has not been drawn upon. As of March 31, 2002, the Company had drawn approximately $54 million under the line of credit.

Underwriting Guidelines

      The Company's typical customer is 30 years old, has a monthly gross income of $1,700 and a credit history that fails to meet the lending standards of most banks and credit unions. Among the credit problems experienced by the Company's customers that resulted in a poor credit history are: unpaid revolving credit card obligations; unpaid medical bills; unpaid student loans; prior bankruptcy; and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

      Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer's background, employment, and credit history. The Company also obtains credit reports from Equifax, TRW or TransUnion which are independent reporting services. The Company verifies the consumer's employment history, income and residence. In most cases, consumers are interviewed by telephone by a Company application processor.

     The Company has established internal buying guidelines to be used by its Branch Managers and underwriters when purchasing Contracts. Any Contract that does not meet these guidelines must be approved by the senior management of the Company. The Company currently has District Managers charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the District Managers are responsible for monitoring their assigned branch's compliance with the Company's underwriting standards.

      The Company continues to utilize its Loss Recovery Department ("LRD") to perform on-site audits of branch compliance with Company buying guidelines. LRD audits Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the branch manager, previous branch audit score and current and historical branch profitability. LRD reports directly to the Accounting and Administrative Management of the Company. The Company believes that an independent review and audit of its branches that is not tied to the sales function of the Company is imperative in order to assure the information obtained is impartial.

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

      Upon credit approval of the customer and the receipt of all required title and insurance documentation, the Company pays the dealer for the Contract. The Company typically purchases the Contract for a price that approximates the wholesale value of the automobile being financed. The amount the Company is willing to pay a dealer for a particular Contract depends upon the credit rating of the customer. The Company will pay more (e.g. purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. The discounts from the initial principal amount of Contracts purchased by the Company range from 1% to 15% and average 8%.

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

      Accounts that are less than 120 days matured are included on the delinquency report on the first day that the contract is contractually past due. After an account has matured more than 120 days, it is not included on the delinquency report until it is 11 days past due. Once an account becomes 30 days past due, repossession proceedings are implemented unless the borrower provides the Company with an acceptable explanation for the delinquency and displays a willingness, an ability to make the payment, and an agreed upon plan to return the account to current status. When an account is 60 days past due, the Company ceases amortization of the Contract and repossession proceedings are initiated. At 120 days delinquent, if the vehicle has not yet been repossessed, the account is written off. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. It then appears on the Company's repossession report and is sold, either at auction or to an automobile dealer.

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

      The Company's policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days
delinquent   and  the  borrower  has  not  made  payment  arrangements
acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the branch manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by his District Manager, it must then be approved by a corporate officer. The repossessor delivers the vehicle to a secure location specified by the Company where it is held. The Company maintains relationships with several licensed repossession firms which repossess vehicles for fees
that  range  from  $150  to  $350 for each  vehicle  repossessed.   As
required by Florida, Georgia, North Carolina, South Carolina and Ohio law, the customer is notified by certified letter the vehicle has been repossessed and to regain the vehicle they must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter. The minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses associated with the repossession incurred by the Company. If satisfactory arrangements for return of the vehicle are not made within the statutory period, the Company then sends title to the vehicle to the state title transfer department, which then registers the vehicle in the name of the Company. The Company then either sells the vehicle to a dealer or has it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time the Company takes possession of a vehicle and the time it is sold by a dealer or at auction. During its most recent fiscal year, repossessed vehicles have been sold at prices that average approximately $1,500 to $2,000 less than the price paid by the Company for the Contract. When the Company determines that there is a reasonable likelihood of recovering part or all of any deficiency against the borrower under the Contract, it pursues legal remedies available to it including law suits, judgement liens and wage garnishments. Historically, the Company has recovered approximately 10-15% of deficiencies from such borrowers. Proceeds from the disposition of the vehicles are not included in the percentage range shown above.

Marketing and Advertising

      The Company's Contract marketing efforts are directed toward automobile dealers. The Company attempts to meet dealers' needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 25 mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising for the purchase of Contracts such as radio or newspaper advertisements.

      Currently, the primary method utilized by the Company in soliciting borrowers under its direct consumer loan program is through direct mailings followed by telephone calls to individuals who have a good credit history with the Company in connection with Contracts purchased by the Company. The Company to some extent uses direct mail marketing to those customers who meet the criteria for a consumer loan.


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


Computerized Information System

      The Company's utilizes integrated computer systems developed by NDS to enhance its ability to respond to customer inquiries and to monitor the performance of its indirect and direct loan portfolio and the performance of individual borrowers under Contracts. All personnel are provided with instant, simultaneous access to information from a single shared database. The Company has created specialized programs to automate the tracking of loans from inception. The capacity of the networking system includes the Company's branch office locations. See the discussion above under the caption "Servicing and Monitoring of Contracts" for a summary of the different reports prepared by the Company.

Strategy

      The Company's principal business strategy is to continue its growth and to increase its profitability through greater penetration in its current markets, controlled geographic expansion into new markets and selective portfolio acquisitions. As of the date of this report, the Company has no commitments or agreements in principle with respect to any portfolio acquisitions. The Company also intends to continue its expansion through the increased origination of additional direct consumer loans. The Company is currently expanding its automobile financing program in the State of Ohio. The Company has targeted certain geographic locations within the State of Ohio where it believes there is a sufficient market for its automobile financing program. The Company is currently purchasing Contracts in the State of Ohio utilizing employees who reside in that state. These employees are developing their respective markets in Ohio and the Company has created a Central Buying Office in its Corporate Headquarters to purchase, process and service these Contracts. The Company's strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. As of May 15, 2002 the Company had signed two lease obligations for branch locations in Cleveland and Columbus Ohio. No assurances can be given, however, that any further such expansion will occur. The Company is also analyzing other markets in States the Company does not currently operate in, however no assurance can be given that any expansion will occur in these new markets.

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

     The Company's ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 750 dealers that the Company has contractual relationships with accounted for over 3% of its business volume for the fiscal years ended March 31, 2002 or 2001.

Regulation

      The Company's financing operations are subject to regulation, supervision and licensing under various Federal, State and local statutes and ordinances. Additionally, the procedures that must be followed  by  the  Company  in connection  with  the  repossession  of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company's operations have been conducted exclusively in the States of Florida, Georgia, North Carolina, South Carolina and Ohio. Accordingly, the laws of such states as well as applicable Federal laws, govern the Company's operations. Compliance with existing laws and regulations applicable to the Company has not had a material adverse effect on the Company's operations to date. Management believes that it maintains all requisite licenses and permits and is in material compliance with all applicable Local, State and Federal regulations.

     The Company maintains a Retail Installment Seller's License and a Sales Finance Company License with the Florida Department of Banking and Finance, the Georgia Secretary of State (Business Services & Regulation) , the North Carolina Secretary of State, the South Carolina Secretary of State and the Ohio Secretary of State. Pursuant to regulations of the State of Florida governing the Company's financing business activities, the Department of Banking and Finance conducts an on site audit of each of the Company's Florida branches periodically to monitor compliance with the applicable regulations. The regulations govern, among other matters, licensure requirements, requirements for maintenance of proper records, payment of required fees to the States of Florida, Georgia, North Carolina, South Carolina and Ohio, maximum interest rates that may be charged on loans to finance used vehicles and proper disclosure to customers regarding financing terms.


Employees

      The Company's executive management and various support functions are centralized at the Company's Corporate Headquarters in Clearwater, Florida. As of March 31, 2002 the Company employed a total of 118 persons, five of whom work for NDS and 113 of whom work for Nicholas Financial. The Company provides paid holidays, vacation, sick time, jury time, health and life insurance, long-term disability insurance, dental insurance and a retirement plan that includes a Company matching formula on employee contributions as well as a Company profit sharing contribution for all qualified employees. No employees are covered by a collective bargaining agreement and the Company believes it has good relations with its employees.

Item 2. Description of Properties

     The Company leases its Headquarters and branch office facilities. Its Headquarters, located at 2454 McMullen Booth Road, Building C in Clearwater, Florida, consist of approximately 6,800 square feet. The Company occupies the space pursuant to a lease that commenced on January 1, 2000 and expires on November 30, 2002. The current monthly rent is $7,855. The Company is currently negotiating to expand its corporate facility by either negotiating for additional space and extending its current lease or relocating its corporate facility to a new location.

      Each of the Company's 22 branch offices located in Florida, Georgia, North Carolina and South Carolina consists of approximately 1,200 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from two to five years at annual rates ranging from approximately $8.00 to $16.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.


Item 3. Legal Proceedings

     The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business none of which, in the opinion of management, will have a material adverse effect on the Company's business, financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

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

      As of March 31, 2002, there were approximately 500 holders of record of the Company's Common Stock. Holders of Common Stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefore. To date, it has been the Company's policy to retain earnings to finance the growth of its business. Accordingly, the Company has not declared or paid any cash dividends since its inception and does not anticipate declaring or paying any cash dividends in the foreseeable future. Any dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, capital requirements, requirements of the Company's lenders, statutory restrictions and other factors deemed relevant by the Company's Board of Directors.


     The following table reflects the high and low sale prices for the Company's Common Stock for each of the periods indicated as reported by the NASDAQ Stock Market and as restated for the two-for-one stock split effected pursuant to a 100% stock dividend, completed on September 10, 2001.

Price Range of Common Stock:


                                             High        Low
Fiscal Year ended March 31, 2002
     First Quarter ............             $3.75       $2.40
     Second Quarter.........                 5.50        3.15
     Third Quarter...........                4.75        3.54
     Fourth Quarter............              4.50        3.65

                                             High        Low
Fiscal Year ended March 31, 2001
     First Quarter ............             $2.81       $2.25
     Second Quarter.........                 2.63        2.25
     Third Quarter...........                2.50        2.06
     Fourth Quarter............              2.72        2.16



"The information set forth in the second paragraph (and accompanying table) under the caption "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-KSB is incorporated herein by reference."

Critical Accounting Policy

   The Company's critical accounting policy relates to the allowance for losses on loans. It is based on management's opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Consolidated net income increased in the fiscal year ended March 31, 2002 to $3,932,139 or $0.75 per diluted share from $3,410,877 or
$0.68 per diluted share in the fiscal year ended March 31, 2001. Earnings for the year were favorably impacted by significant growth in the outstanding loan portfolio.


The following table sets forth certain financial data:

----------------------------------------------------------------------
                                             Years Ended March 31
Select Portfolio Information                 2002            2001
----------------------------------------------------------------------

Average Net Finance Receivables(1)        $84,388,641     $73,076,939

Average Indebtedness(2)                    50,907,525      46,166,602

Interest Income                            19,852,758      17,386,318

Interest Expense                            3,898,400       3,761,689

Net Interest Income                        15,954,358      13,624,629
----------------------------------------------------------------------
Gross Portfolio Yield(3)                       23.53%          23.79%

Average Cost of Borrowed Funds(2)               7.66%           8.15%

Net Interest Spread(4)                         15.87%          15.64%
----------------------------------------------------------------------
Net Portfolio Yield(3)                         18.91%          18.64%
----------------------------------------------------------------------
Write-off  to Liquidation                       8.62%           7.21%

Net Charge-Off Percentage                       7.63%           6.16%


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


Fiscal 2002 compared to Fiscal 2001

Interest Income and Loan Portfolio

     Interest income on finance receivables, predominantly finance charge income, increased 14% to $19.9 million in fiscal 2002 from $17.4 million in fiscal 2001. The net finance receivable balance totaled $76.1 million at March 31, 2002, an increase of 17% from $65.0 million at March 31, 2001. The gross finance receivable balance increased 17% to $120.5 million at March 31, 2002 from $103.2 million at March 31, 2001. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The primary reason net finance receivables increased was the opening of two additional offices and the increased receivable base of several existing branch offices.

Computer Software Business

       In fiscal 2002, the revenues of NDS were $365,367 compared with fiscal 2001 revenues of $410,708, a decrease of 11%. Operating loss for fiscal 2002 was $(11,408) compared with an operating income of $25,137 for fiscal 2001. The Company expects both operating revenues and income of NDS to remain relatively stable, although no assurance can be given in this regard.

Operating Expenses

     Operating expenses excluding provision for credit losses and interest expense increased to $8.1 million in fiscal 2002 from $7.0 million in fiscal 2001. This increase of 16% was primarily attributable to the opening of two additional branch locations, increasing the number of employees in several existing branch locations and also increasing the number of corporate personnel. The Company increased its work force from 95 employees at the end of fiscal 2001 to 118 employees at the end of fiscal 2002.

Interest Expense

     Interest expense increased to $3.9 million in fiscal 2002 as compared to $3.8 million in fiscal 2001. This increase was due to an increase in average outstanding borrowings from $46.2 million to $50.9 million. The average cost of borrowed funds decreased from 8.15% for fiscal 2001 to 7.66% for fiscal 2002.

Analysis of Credit Losses

    Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 74 Contracts with an aggregate initial principal amount of approximately $600,141. As of March 31, 2002, the Company had 365 active pools.

     The Company pools Contracts according to branch location because the branches purchase contracts in different markets located in Florida, Georgia, North Carolina, South Carolina and Ohio. All Contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market.

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

     In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate and adjustments are made if they are determined to be necessary. As of March 31, 2002, the Company had established reserves for losses on Contracts of $15,565,684 or 12.92% of gross outstanding receivables under the Contracts.


      The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                                    Year Ended          Year Ended
                                  March 31, 2002       March 31, 2001
                              ------------------------------------------
Contracts
Gross Balance Outstanding           $115,683,683        $98,797,992


                               Dollar                Dollar
Delinquencies                  Amount   Percent      Amount   Percent
-------------              -----------  --------   ---------  --------
30 to 59 days               $2,004,990    1.73%   $1,363,532    1.38%
60 to 89 days                  400,486    0.35%      328,964    0.33%
90 + days                      276,096    0.24%      182,951    0.19%
                             ---------   ------    ---------   ------
Total Delinquencies         $2,681,572            $1,875,447

Total Delinquencies as a
percent of outstanding balance            2.32%                 1.90%



Direct Loans
Gross Balance Outstanding             $4,771,275         $4,406,187

Delinquencies
-------------
30 to 59 days                   33,992    0.71%       56,781    1.29%
60 to 89 days                    5,081    0.11%        2,436    0.06%
90 +  days                       1,842    0.04%        9,659    0.22%
                              --------   -------     -------   -------
Total Delinquencies            $40,915               $68,876

Total Delinquencies as
apercent of outstanding balance           0.86%                 1.56%


     The provision for credit losses was $1,912,918 in fiscal 2002 as compared to $1,470,744 in fiscal 2001. This increase was primarily the result of a 17% increase in the net portfolio over the prior year. The Company decreased its total reserve percentage from 13.34% of gross finance receivables for the fiscal year ended March 31, 2001 to 12.92% for the fiscal year ended March 31, 2002. Management believes that the reserve adjustments made during fiscal 2002 are consistent with its reserve methodology.

Income Taxes

      The provision for income taxes increased 10% to $2,338,419 in fiscal 2002 from $2,120,855 in fiscal 2001 primarily as a result of higher pretax income. The Company's effective tax rate decreased from 38.34% in fiscal 2001 to 37.29% in fiscal 2002.

Net Income

      As a result of the above factors, net income increased from $3,410,877 in fiscal 2001 to $3,932,139 in fiscal 2002.


Liquidity and Capital Resources

The Company's cash flows for fiscal 2002 and 2001 are summarized as follows:

                                       Fiscal        Fiscal
                                        2002           2001

Cash provided by (used in):
  Operations                        $ 7,291,571      $ 5,780,282
  Investing activities -
   (primarily purchase of
    installment contracts)          (13,166,260)     (14,644,237)
  Financing activities                5,605,733        8,924,967
                                    -----------------------------
Net (decrease) increase in cash     $  (268,956)     $    61,012
                                    =============================

      The Company's primary use of working capital during fiscal year 2002 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's $75 million line of credit. The line of credit, which expires in November 2002, is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of March 31, 2002 the Company had approximately $21 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs from cash flows from operating activities. The Company is currently negotiating to extend its current maturity date. No assurance can be given that the size of the line will be increased or that the maturity date will be extended beyond November 30, 2002.

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

Impact of Inflation

      The Company is affected by inflation primarily through increased operating costs and expenses including increases in interest rates. Inflationary pressures on operating costs and expenses have been offset by the Company's continued emphasis on stringent operating and cost controls. Management believes that the Company's financial position has enabled it to negotiate favorable interest rates. No assurances can be given that the Company will be able to continue to do so in the future.

      The Company believes the current downturn in the economy would increase the number of purchasers of automobiles financed with Contracts. During a modest downturn in economic activity more people will experience a reduction in income because of downsizing, fewer and smaller raises, and the necessity of accepting lower paying jobs. In addition, it may be difficult for individuals who have financially over-extended themselves to meet their debt obligations and they may find it necessary to purchase used rather than new automobiles. Although the number of potential customers can be expected to increase during periods of slow economic activity, the number of defaults in payment obligations can also be expected to increase with a resulting increase in repossessions of vehicles securing Contracts. The Company believes the net effect of such a continued downturn in the economy would be unfavorable to the operating results of the Company.

Future Expansion

      The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company's portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving line of credit arrangement, either with its current lender or another lender. The Company, from time to time, has and will meet with private investors and financial institutions that specialize in investing in subordinated debt. The Company also intends to continue its policy of not paying dividends and using earnings from operations to purchase Contracts or make direct consumer loans. The Company believes that opportunity for growth continues to exist in Florida, Georgia, North Carolina, South Carolina and Ohio and intends to continue its expansion activities in those states. The Company is currently expanding its automobile financing program in the State of Ohio. The Company has targeted certain geographic locations within the State of Ohio where it believes there is a sufficient market for its automobile financing program. The Company is currently purchasing Contracts in the State of Ohio utilizing employees who reside in the State of Ohio. These employees are developing their respective markets in Ohio and the Company has created a Central Buying Office in its Corporate Headquarters to purchase, process and service these Contracts. The Company's strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. As of May 15, 2002 the Company had signed two lease obligations for branch locations in Cleveland and Columbus Ohio. No assurances can be given, however, that any further such expansion will occur. The Company is also analyzing other markets in States the Company does not currently operate in, however no assurance can be given that any expansion will occur in these new markets.

Item 7. Financial Statements

The following financial statements are filed as part of this report (see pages 20-39)

  Report of Independent Certified Public Accountants..........21

  Audited Consolidated Financial Statements

  Consolidated Balance Sheets.................................22
  Consolidated Statements of Income...........................23
  Consolidated Statements of Stockholders' Equity.............24
  Consolidated Statements of Cash Flows.......................25
  Notes to Consolidated Financial Statements..................26

       Report of Independent Certified Public Accountants

To the Board of Directors of
Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nicholas Financial, Inc. and subsidiaries at March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



May 31, 2002

							/s/Ernst & Young


            Nicholas Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets



                                                     March 31
                                                 2002         2001
						        -------------------------
Assets
Cash                                        $    51,239  $   320,195
Finance receivables, net                     76,067,387   65,040,868
Accounts receivable                              14,444       14,468
Prepaid expenses and other assets               516,653      549,186
Property and equipment, net                     370,849      333,759
Deferred income taxes                           488,455    1,070,888
                                            -------------------------
Total assets                                $77,509,027  $67,329,364
                                            =========================
Liabilities and shareholders' equity
Line of credit                              $53,273,426  $47,823,426
Drafts payable                                  419,116      387,028
Notes payable-related party                     542,282      968,008
Accounts payable                              3,400,859    3,017,503
Derivatives                                   1,151,458            -
Income taxes payable                             69,852       93,819
Deferred revenues                               655,556      611,729
						        -------------------------
Total liabilities                            59,512,549   52,901,513

Shareholders' equity:

Preferred stock, no par: 5,000,000 shares
 authorized;none issued and outstanding               -            -
Common stock, no par: 50,000,000 shares
 authorized; 4,993,764 and 4,634,216 shares
 issued and outstanding, respectively         4,402,960    3,601,292
Other comprehensive loss                     (1,165,180)           -
Retained earnings                            14,758,698   10,826,559
						        -------------------------
Total shareholders' equity                   17,996,478   14,427,851
						        -------------------------
Total liabilities and shareholders' equity  $77,509,027  $67,329,364
                                            =========================

See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries
                Consolidated Statements of Income


                                              Year ended March 31
                                                 2002      2001
						        -------------------------
Revenue:
 Interest income on finance receivables     $19,852,758   $17,386,318
 Sales                                          365,367       410,708
						        -------------------------
                                             20,218,125    17,797,026
Expenses:
 Cost of sales                                   78,615        84,870
 Marketing                                      565,626       445,869
 Administrative                               7,302,275     6,356,555
 Provision for credit losses                  1,912,918     1,470,744
 Depreciation                                   189,733       145,567
 Interest expense                             3,898,400     3,761,689
						        -------------------------
                                             13,947,567    12,265,294
						        -------------------------
Operating income before income taxes          6,270,558     5,531,732

Income tax expense:
 Current                                      1,755,986     2,075,855
 Deferred                                       582,433        45,000
						        -------------------------
                                              2,338,419     2,120,855
						        -------------------------
Net income                                  $ 3,932,139   $ 3,410,877
                                            =========================

Earnings per share:
 Basic                                             $.81          $.73
                                            =========================
 Diluted                                           $.75          $.68
                                            =========================

Weighted average shares - basic               4,869,078     4,673,198
                                            =========================
Weighted average shares - diluted             5,263,966     5,137,732
                                            =========================

See accompanying notes.

            Nicholas Financial, Inc. and Subsidiaries
         Consolidated Statement of Shareholders' Equity


                                                      Accumulated
                                                         Other         Total
                      Common Stock         Retained  Comprehensive  Shareholders'
                    Shares       Amount    Earnings      Loss          Equity
                   ---------------------------------------------------------------
Balance at April    4,704,016  $3,711,602  $7,415,682   $        -   $11,127,284
Issuance of common
 stock                  2,000       3,400           -            -         3,400
Issued in
 connection with
 services rendered          -      23,600           -            -        23,600
Repurchase and
 retirement of
 common stock         (71,800)   (169,794)          -            -      (169,794)
Settlement of
 accounts receivable
 from shareholder
 related to exercise
 of options                 -      32,484           -            -        32,484
Net income                  -           -   3,410,877            -     3,410,877
                   ---------------------------------------------------------------
Balance at
 March 31, 2001     4,634,216   3,601,292  10,826,559            -    14,427,851
                   ---------------------------------------------------------------
Issuance of common
 stock                 35,534      64,488           -            -        64,488
Issued in
 connection with
 services rendered     13,404      26,800           -            -        26,800
Repurchase and
 retirement of
 common stock          (1,000)     (3,550)          -            -        (3,550)
Issued in
 connection with
 employee bonus
 plan                     500       2,135           -            -         2,135
Shares issued in
 connection with
 the conversion
 of debt              311,110     711,795           -            -       711,795
Mark to market -
 interest rate
 swaps                      -           -           -   (1,165,180)   (1,165,180)
Net income                  -           -   3,932,139            -     3,932,139
                   ---------------------------------------------------------------
Balance at
 March 31, 2002     4,993,764  $4,402,960 $14,758,698  $(1,165,180)  $17,996,478
                   ===============================================================

See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows


                                                Year ended March 31
                                                2002           2001
                                           ---------------------------
Cash flows from operating activities
Net income                                  $ 3,932,139    $ 3,410,877

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                  189,733        145,567
  Provision for credit losses                 1,912,918      1,470,744
  Deferred income taxes                         582,433         45,000
  Changes in operating assets and
   liabilities:
  Accounts receivable                                24          6,454
  Prepaid expenses and other assets              32,533       (132,902)
  Accounts payable                              589,843        321,881
  Drafts payable                                 32,088        387,028
  Income taxes payable                          (23,967)        48,854
  Deferred revenues                              43,827         93,011
  Other liabilities                                   -        (16,232)
                                           ---------------------------
Net cash provided by operating activities     7,291,571      5,780,282

Investing activities
Increase in finance receivables, net of
 principal collected                        (12,939,437)   (14,496,505)
Purchase of property and equipment,
 net of disposals                              (226,823)      (147,732)
                                           ---------------------------
Net cash used in investing activities       (13,166,260)   (14,644,237)

Financing activities
Issuance (repayment) of notes
 payable-related party                           83,000       (350,000)
Net proceeds from line of credit              5,450,000      9,408,877
Sale (repurchase) of common stock                72,733       (133,910)
                                           ---------------------------
Net cash provided by financing activities     5,605,733      8,924,967
                                           ---------------------------
Net decrease in cash                           (268,956)        61,012
Cash, beginning of year                         320,195        259,183
                                           ---------------------------
Cash, end of year                            $   51,239     $  320,195
                                           ===========================

Supplemental disclosure of noncash investing
 and financing activities
Stock issued in connection with
 services rendered                           $   26,800     $        -
                                           ===========================
Conversion of debt to common stock           $  700,000     $        -
                                           ===========================
Conversion of accrued interest to notes
 payable - related party                     $  191,274     $        -
                                           ===========================

See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                         March 31, 2002


1. Organization

Nicholas Financial, Inc. (NFI, Canada or the Company) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (NDS) and Nicholas Financial, Inc.
(NFI). NDS is engaged principally in the development, marketing and support of computer application software. NFI is engaged principally in providing installment sales financing. Both NDS and NFI are based in Florida, U.S.A. The accompanying financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States.

2. Summary of Significant Accounting Policies

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

          Automobiles                           3 years
          Equipment                             5 years
          Furniture and fixtures                7 years
          Leasehold improvements             Lease term

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

Drafts Payable

Drafts payable represent checks disbursed for loan purchases which have not yet been funded through the line of credit.
Amounts clear within one to two business days of period end are then added to the line of credit.

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

Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:

                                                Year ended March 31
                                                 2002          2001
                                            ----------------------------
Numerator:
Numerator for basic earnings per share -
 Net income available to common stockholders   $3,932,139    $3,410,877
Effect of dilutive securities:
 Convertible debt                                  17,491        59,489
                                               -------------------------
Numerator for dilutive earnings per share -
income available to common stockholders
after assumed conversions                      $3,949,630    $3,470,366
                                               =========================
Denominator:
Denominator for basic earnings per share -
 weighted average shares                       $4,869,078    $4,673,198
Effect of dilutive securities: (A)
 Employee stock options                           292,956       117,298
 Convertible debt                                 101,932       347,236
                                               -------------------------
Denominator for diluted earnings per share -
 adjusted weighted-average shares and
 assumed conversions                           $5,263,966    $5,137,732
                                               =========================
Earnings per share - basic                           $.81          $.73
                                               =========================
Earnings per share - diluted                         $.75          $.68
                                               =========================

Footnote A:
Options                                                 -        84,000

The options above were outstanding but not included in the computation of diluted earnings per share because the effect would be antidilutive.


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

Accumulated Other Comprehensive Income

Prior to the adoption of Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133, comprehensive net income equaled net income. Accumulated other comprehensive loss is composed entirely of the fair value of cash flow hedges.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 2002 and 2001 was approximately $1,780,000 and $2,027,000, respectively. Cash paid for interest for the years ended March 31, 2002 and 2001 was approximately $3,972,000 and $3,705,000, respectively.

Derivatives

On April 1, 2001, the Company adopted SFAS No. 133. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. Derivative instruments are not used for speculative purposes.

Recent Accounting Pronouncement

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is effective for fiscal periods beginning after December 15, 2001. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long-lived assets to be disposed of by sales applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Under the provisions of APB 30, a segment of a business to be disposed of was measured at the lower of its carrying amount or net realizable value, adjusted for expected future operating losses, whereas SFAS 121 used fair value less cost to sell and excluded future operating losses from the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting for discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 will not have a material impact on the earnings and financial position of the Company.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2002 presentation.


3. Finance Receivables

Finance receivables consist of consumer automobile finance installment contracts and are detailed as follows:

                                         2002         2001
                                    --------------------------
    Finance receivables, gross      $120,454,958  $103,204,179
     Less:
     Unearned interest               (28,821,887)  (24,391,597)
                                    --------------------------
                                      91,633,071    78,812,582

     Nonrefundable dealer reserve    (11,259,898)  (10,306,699)
     Allowance for credit losses      (4,305,786)   (3,465,015)
                                    --------------------------
     Finance receivables, net       $ 76,067,387  $ 65,040,868
                                    ==========================


The terms of the receivables range from 12 to 60 months and bear a weighted average effective interest rate of 24% for both 2002 and 2001, respectively.


3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in nonrefundable dealer reserves for the years ended March 31:

                                           2002         2001
                                      ---------------------------
     Balance at beginning of year     $ 10,306,699  $ 8,444,103
     Discounts acquired on new volume    9,384,892    8,449,361
     Recoveries                            886,451      696,588
     Accreted to income                 (2,781,776)  (2,330,757)
     Losses absorbed                    (6,536,368)  (4,952,596)
                                      ---------------------------
     Balance at end of year           $ 11,259,898  $ 10,306,699
                                      ===========================
     Reserve as a percent of gross
      finance receivables                    9.35%         9.99%
                                      ===========================


The following table sets forth a reconciliation of the changes in the allowance for credit losses for the years ended March 31:

                                            2002        2001
                                      ---------------------------
     Balance at beginning of year     $  3,465,015  $  2,524,611
     Current year provision              1,912,918     1,470,744
     Recoveries                             15,676        10,564
     Accreted to income                   (141,729)     (190,724)
     Losses absorbed                      (946,094)     (350,180)
                                      ---------------------------
     Balance at end of year           $  4,305,786  $  3,465,015
                                      ===========================

     Reserve as a percent of gross
      finance receivables                    3.57%         3.36%
                                      ===========================



4. Property and Equipment

                                     Accumulated      Net Book
                             Cost    Depreciation      Value
                       ---------------------------------------

     2002
     Automobiles         $  262,238   $  119,149   $  143,089
     Equipment              449,007      319,664      129,343
     Furniture and
      fixtures              176,256      112,033       64,223
     Leasehold
      improvements          187,637      153,443       34,194
                       ---------------------------------------
                         $1,075,138     $704,289     $370,849
                       =======================================
     2001
     Automobiles         $  169,944     $ 58,670     $111,274
     Equipment              372,079      252,871      119,208
     Furniture and
      fixtures              155,542      101,412       54,130
     Leasehold
      improvements          169,521      120,374       49,147
                       ---------------------------------------
                         $  867,086     $533,327     $333,759
                       =======================================


5. Line of Credit

The Company has a $75,000,000 line of credit facility (the Line) with Bank of America, of which approximately $54,000,000 was outstanding at March 31, 2002. Borrowings under the Line bear interest at the Bank of America prime rate or several Libor pricing options. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and Nicholas Data Services, Inc. The Line expires on November 30, 2002.

The Company is party to interest rate swap agreements which are derivative instruments. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk, such as interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

The Companies have entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At March 31, 2002, approximately $50,000,000 of the Company's borrowings have been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 5.37% and paid an average fixed rate of 7.66% during the year ended March 31, 2002. A loss of $1,165,180 related to the fair value of the swaps at March 31, 2002 has been recorded in comprehensive income. Amounts of net losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material.

On May 11, 1999, the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.81%, maturing on May 24, 2002. On May 21, 1999, the Company entered into two interest rate swaps with notional amounts of $5 million each, at fixed rates of 5.81% and 6.08%, maturing on May 24, 2001 and May 24, 2004, respectively.

On August 18, 1999, the Company terminated a $5-million swap maturing on May 24, 2004 in exchange for $52,000. In addition the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 5.80%.

On May 17, 2000, the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 6.87%.

On March 30, 2001, the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 4.89%, maturing on March 30, 2003.

On October 5, 2001, the Company entered into an interest rate swap with a notional amount of $10 million at a fixed rate of 3.85%, maturing on October 5, 2004.

The Company has also entered into various interest rate option agreements with maturities through May 17, 2004.

The Company utilizes the above noted interest rate swaps to manage its interest rate exposure. The swaps effectively convert a portion of the Company's floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company's finance receivables.


6. Notes Payable-Related Party


Notes payable to shareholders, directors and individuals related thereto at March 31:

                                                   2002       2001
                                               ----------------------
     Note payable, unsecured, with interest
     at varying rates up to 12%, quarterly
     interest payments due through November
     2001, at which time the entire
     principal balance and unpaid interest
     is due, subordinated to the Line. The
     note is convertible at the option of
     the holder, into common shares at
     prices from $2.25 to $3.00 per share.      $       -   $700,000


     Note payable, unsecured, interest at
     9.5% principal and interest due upon
     30-day demand.                               480,544    219,270

     Note payable, unsecured, interest at
     9.5% principal and interest due upon
     30-day demand.                                61,738     48,738
                                               ----------------------
                                                 $542,282   $968,008
                                               ======================


The company incurred interest expense on the above notes of approximately $80,000 and $150,000 for the years ended March 31, 2002 and 2001, respectively.


7. Income Taxes

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate (34%) for the following reasons:

                                               2002        2001
                                         --------------------------
 Provision for income taxes at federal
  statutory rate                            $2,131,990  $1,880,789
  Increase resulting from:
  State income taxes, net of
   federal benefit                             228,701     202,109
  Other                                        (22,272)     37,957
                                           ------------------------
                                            $2,338,419  $2,120,855
                                           ========================



7. Income Taxes (continued)

The Company's deferred tax assets consist of the following as of March 31:

                                               2002      2001
                                             ---------------------
 Allowance for credit losses not currently
   deductible for tax purposes               $ 372,927  $1,005,497
   Other items                                 115,528      65,391
                                             ---------------------
                                             $ 488,455  $1,070,888
                                             =====================


NFI, Canada has income tax loss carryforward balances of approximately Cdn$318,000 (2001-Cdn$298,000) which are available to reduce future taxable income.

For the years ended March 31, 2002 and 2001, the Company would have recorded deferred tax assets of approximately $93,000 and $93,000, respectively, due primarily to these Canadian income tax loss carryforwards. The assets, however, are offset entirely by a valuation allowance due to the relative uncertainty surrounding the realization of the assets.

8. Shareholders' Equity

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 653,866 shares of common stock were reserved for issuance as of March 31, 2002. Options currently granted by the Company generally vest over a five-year period.

The Company has elected to follow APB 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001:

                                          2002      2001
                                      -----------------------
     Risk free rate of return            4.92%      5.00%
     Volatility factor                   0.390      .0405
     Expected life                     7 years   10 years
     Expected dividends                   None       None

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the option and warrant's vesting period. The Company's pro forma information is as follows:

                                            2002       2001
                                        ----------------------
     Pro forma net income               $3,829,314  $3,271,584
     Pro forma earnings per share:
     Basic                                   $0.79       $0.70
     Diluted                                 $0.73       $0.65


The following table reflects activity within the SIP for the years noted:

                                 2002                2001
                        ------------------------------------------
                                    Weighted             Weighted
                           Options   Average   Options    Average
                              &     Exercise      &      Exercise
                           Warrants   Price    Warrants    Price
                        ------------------------------------------
   Outstanding-beginning
    of year                599,400    $2.01    1,184,066   $2.31
     Granted               131,000    3.38        91,000    2.74
     Exercised             (35,534)   1.81        (2,000)   1.70
     Canceled/expired      (41,000)   2.52      (673,666)   2.55
                        ------------          ------------
   Outstanding-end of
    year                   653,866    2.26       599,400    2.01
                        ============          ============
   Exercisable at end
    of year                403,045    1.89       266,160    1.82
                        ============          ============
   Weighted-average fair
    value of options
    granted during the
    year                             $1.52                 $1.61


                                      Weighted    Currently Exercisable
                          Weighted     Average                Weighted
                          Average    Remaining               Average
                          Exercise   Contractual              Exercise
                Shares     Price       Life       Shares      Price
               -----------------------------------------------------------
$1.00 to 1.99   327,800    $1.70     6.19 years   299,240    $1.70
 2.00 to 2.99   208,066     2.49     7.78 years   103,805     2.42
 3.00 to 3.99   118,000     3.39     9.32 years         -        -
   Total        653,866    $2.26     7.26 years   403,045    $1.89


9. Employee Benefit Plans

The Company has a 401(k) profit sharing plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the years ended March 31, 2002 and 2001, the Company recorded expenses of approximately $59,000 and $27,000, respectively, related to this plan. All employees who were eligible under the plan received a profit sharing contribution based on their total compensation in relation to the total compensation of all eligible employees. For the years ended March 31, 2002 and 2001, the Company recorded expenses of $116,000 and $125,000, respectively, related to this plan.

10. Commitments

The Company leases its corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Year ending March 31:
----------------------
     2003                                      $369,305
     2004                                       173,587
     2005                                        70,501
     2006                                        20,811
     2007                                         6,937
                                              -----------
                                               $641,141

Rent expense for the years ended March 31, 2002 and 2001 was approximately $404,000 and $362,000, respectively.


11. Segment Information

The segments presented have been identified based on the difference in the products and services of the Company's two wholly owned subsidiaries. Internal financial results for each subsidiary are presented to and reviewed by the senior management of the Company. Substantially all of the Company's operations are in the United States. The industry segments are as follows:

                                     Computer
                                    Application
                          General    Software
                         Financing  and Support   Corporate      Total
                         ---------------------------------------------------
     2002
    Interest income
     and sales          $19,852,758  $365,367            -     $20,218,125
    Operating income
     (loss) before
     income taxes         6,281,966   (11,408)           -       6,270,558
    Income tax expense    2,342,725    (4,306)           -       2,338,419
    Identifiable assets  77,470,957   213,382        5,572      77,689,911
    Net capital
     expenditures           226,823         -            -         226,823
    Depreciation            189,725         8            -         189,733

     2001
    Interest income
     and sales           17,386,318   410,708            -      17,797,026
    Operating income
     (loss) before
     income taxes         5,521,553    25,137      (14,958)      5,531,732
    Income tax expense    2,111,149     9,706            -       2,120,855
    Identifiable assets  67,049,298   191,757        1,281      67,242,336
    Net capital
     expenditures           147,732         -            -         147,732
    Depreciation            145,498        69            -         145,567


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     The information set forth under the caption "Proposal 1: Election of Directors" in the Proxy Statement and Information Circular, dated on or about July 2, 2002, for the 2002 Annual General Meeting of Members of the Company to be held August 7, 2002 (the "Proxy Statement"), the information set forth under the caption "Executive Officers and Compensation" in the Proxy Statement, and the information set forth under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference.


Item 10. Executive Compensation

      The information set forth under the caption "Executive Officers and Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

      The information set forth under the caption "Voting Shares and Ownership of Management and Principal Holders" in the Proxy Statement is incorporated herein by reference.

     Securities Authorized for Issuance Under Equity Compensation
Plans


The following table sets forth certain information, as of March 31, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                 EQUITY COMPENSATION PLAN INFORMATION
-----------------------------------------------------------------------
                                                         Number of
                                                         Securities
                                                         Remaining
                                                         Available for
                     Number of         Weighted -        Future Issuance
                     Securities to     Average           Under Equity
                     be Issued         Exercise          Compensation
                     Upon Exerciseof   Price of          Plans
                     Outstanding       Outstanding       Excluding
                     Options,          Options,          Securities
                     Warrants and      Warrants and      Reflected in
 Plan Category       Rights            Rights            Column(a)
------------------------------------------------------------------------
 Column                 (a)              (b)                  (c)
------------------------------------------------------------------------
Equity Compensation
Plans Approved by
Security Holders      653,866          $2.26               286,134


Equity Compensation
Plans Not Approved
by Security Holders       Nil       NotApplicable              Nil
------------------------------------------------------------------------
TOTAL                 653,866          $2.26               286,134
------------------------------------------------------------------------


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

4.1     Specimen Stock Certificate

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

10.1.3  Temporary Line Increase Agreement dated March 28, 1994

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

        Incorporated by reference to Exhibit 10.2.1 to the Company's
         Form 10-QSB for the three months ended December 31, 1998

10.1.12 Amendment No. 10 to Loan Agreement dated November 24, 1999

        Incorporated by reference to Exhibit 10.2.2 to the Company's
         Form 10-QSB for the three months ended December 31, 1999

10.1.13 Amendment No. 11 to Loan Agreement dated August 1, 2000

        Incorporated by reference to Exhibit 10.1.13 to the Company's
         Form 10-KSB for the fiscal year ended March 31, 2001.

10.1.14 Amendment No. 12 to Loan Agreement dated March 16, 2001

        Incorporated by reference to Exhibit 10.1.14 to the Company's
         Form 10-KSB for the fiscal year ended March 31, 2001.

10.2.1  Employee Stock Option Plan

        Incorporated by reference to the Company's definitive Proxy
         Statement, dated June 29, 1999, relating to the Company's 1999 Annual Meeting of Stockholders as filed on June 29, 1999.

10.2.2  Non-Employee Stock Option Plan

        Incorporated by reference to the Company's definitive Proxy
         Statement, dated June 29, 1999, relating to the Company's 1999 Annual Meeting of Stockholders as filed on June 29,
         1999.

10.3.1 Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance

        Incorporated by reference to Exhibit 10.2.1 to the Company's
         Form 10-QSB for the three months ended  December 31, 1999

10.3.2 Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer

21      Subsidiaries of Nicholas Financial, Inc.

        Incorporated by reference to the Company's Form 10-SB
         (File No. 0-26680) filed on March 13, 1996

24       Powers of Attorney (included on signature page hereto)

         Exhibits  10.2.1, 10.2.2, 10.3.1 and 10.3.2 represent
          management contracts and compensatory plans.

         (b) Reports on Form 8-K

          The Company did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2002.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NICHOLAS FINANCIAL, INC.

Dated: June 25, 2002               By:  /s/ Peter L. Vosotas
                                   Peter L. Vosotas
                                   Chairman, Chief Executive Officer
                                   and President

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

Signature                 Title                     Date

/s/ Peter L. Vosotas      Chairman of the Board,    June 25, 2002
Peter L. Vosotas          Chief Executive Officer,
                          President and Director

/s/ Ralph T. Finkenbrink  Vice President-Finance    June 25, 2002
Ralph T. Finkenbrink      (Principal Financial
                           Officer)


/s/ Ellis P. Hyman        Director                  June 25, 2002
Ellis P. Hyman


/s/ Stephen Bragin        Director                  June 25, 2002
Stephen Bragin


/s/ Alton R. Neal         Director                  June 25, 2002
Alton R. Neal