Form 10QSB
period 2002-06-30
NICHOLAS FINANCIAL INC
filed 2002-08-13
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

                                X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2002



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


As of July 31st, 2002 there were 5,007,831 shares of common stock outstanding

                    Nicholas Financial, Inc.

                           Form 10-QSB

                              Index


Part I.  Financial Information                                Page

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of
          June 30, 2002.........................................3

         Condensed Consolidated Statements of Income
          for the three months ended
          June 30, 2002 and 2001................................4

         Condensed Consolidated Statements of Cash
          Flows for the three months ended
          June 30, 2002 and 2001................................5

         Notes to the Condensed Consolidated Financial
          Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................11

Part II. Other Information

Item 1.  Legal Proceedings.....................................17

Item 2.  Changes in Securities.................................17

Item 3.  Defaults upon Senior Securities.......................17

Item 4.  Submission of Matters to a Vote of
          Security Holders.....................................17

Item 5.  Other Information.....................................17

Item 6.  Exhibits and Reports on Form 8-K......................17

         Signatures............................................18

         Exhibit Index.........................................19

Part I. Item 1

                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                              June 30, 2002
                                             ---------------
Assets
Cash                                            $   703,987
Finance receivables, net                         78,401,483
Accounts receivable                                  12,270
Prepaid expenses and other assets                   767,958
Property and equipment, net                         383,479
Deferred income taxes                               459,780
                                                -----------
Total assets                                    $80,728,957
                                                ===========
Liabilities
Line of Credit                                  $55,133,426
Drafts Payable                                      347,469
Notes payable - related party                       548,739
Accounts payable                                  3,129,673
Derivatives                                       1,522,365
Income taxes payable                                621,913
Deferred revenues                                   769,881
                                                -----------
Total liabilities                                62,073,466

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized;none issued and outstanding                    -
Common stock, no par: 50,000,000 shares
authorized; 5,007,831 shares issued and
outstanding                                       4,433,408
Other comprehensive loss                         (1,549,782)
Retained earnings                                15,771,865
                                                -----------
                                                 18,655,491
                                                -----------
Total liabilities and shareholders' equity      $80,728,957
                                                ===========
See accompanying notes.


                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)


                                      Three months ended
                                            June 30
                                        2002        2001
                                   ------------------------
Revenue:
Interest income on
 finance receivables               $5,233,349   $4,531,751
Sales                                  82,376       99,120
                                   ------------------------
                                    5,315,725    4,630,871
Expenses:
Cost of sales                          17,168       23,689
Marketing                             153,481      110,457
Administrative                      1,981,858    1,684,526
Provision for credit losses           547,066      352,649
Depreciation and amortization          37,000       45,000
Interest expense                      964,063      995,832
                                   ------------------------
                                    3,700,636    3,212,153
Operating income
 before income taxes                1,615,089    1,418,718

Income tax expense:
Current                               573,249      543,320
Deferred                               28,675       (5,615)
                                   ------------------------
                                      601,924      537,705
                                   ------------------------
Net income                         $1,013,165     $881,013
                                   ========================
Earnings per share - basic              $0.20        $0.19
                                   ========================
Earnings per share - diluted            $0.19        $0.17
                                   ========================

See accompanying notes.



                    Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)


                                       Three months ended June 30
                                            2002          2001
                                       --------------------------
Operating activities
Net income                             $  1,013,165  $   881,013
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation                               37,000       45,000
  Provision for credit losses               547,066      352,649
  Deferred income taxes                      28,675       (5,615)
Changes in operating assets and
 liabilities:
  Accounts receivable                         2,174         (919)
  Prepaid expenses and other assets        (251,305)     (57,708)
  Accounts payable                         (284,879)    (194,604)
  Drafts Payable                            (71,648)           -
  Income taxes payable                      552,061      483,319
  Deferred revenues                         114,325       62,270
                                        -------------------------
Net cash provided by operating
 activities                               1,686,634    1,565,405

Investing activities
Increase in finance receivables,
 net of principal collected              (2,881,162)  (2,425,787)
Purchase of property and equipment,
 net of disposals                           (49,630)     (37,340)
                                         ------------------------
Net cash used in investing activities    (2,930,792)  (2,463,127)

Financing activities
Issuance(repayment) of notes payable
- related party                               6,458     (200,000)
Net proceeds from Line of Credit          1,860,000      850,000
Sale of common stock                         30,448      231,560
                                         ------------------------
Net cash provided by
 financing activities                     1,896,906      881,560
                                         ------------------------
Net increase (decrease) in cash             652,748      (16,162)

Cash, beginning of period                    51,239      233,167
                                         ------------------------
Cash, end of period                      $  703,987   $  217,005
                                         ========================
See accompanying notes.



                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)

                          June 30, 2002


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial Inc (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

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

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)

                           June 30, 2002

                                          Three months ended
                                                June 30,
                                             2002      2001
                                         ---------------------
Numerator:

 Numerator for basic earnings per
  share - Net income available to
  common stockholders                    $1,013,165   $881,013
 Effect of dilutive securities:
    Convertible debt                              -     13,098
                                         ---------------------
 Numerator for dilutive earnings
  per share - income available to
  common stockholders after
  assumed conversions                    $1,013,165   $894,111
                                         =====================
Denominator:
 Denominator for basic earnings per
  share - weighted average shares         4,998,364  4,638,213
   364     213
 Effect of dilutive securities:
  Employee stock options                    343,819    223,351
  Convertible debt                                -    311,111
                                          --------------------
 Denominator for diluted earnings per
  share - adjusted weighted-average
  shares and assumed conversions          5,342,183  5,172,675
                                          ====================
Earnings per share - basic                    $0.20      $0.19
                                          ====================
Earnings per share - diluted                  $0.19      $0.17
                                          ====================

                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)

                           June 30, 2002




3. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

    Finance receivables, gross contract    $124,643,998
      Less:
        Unearned interest                   (29,876,628)
                                            ------------
                                             94,767,370
        Nonrefundable dealer reserves       (11,686,394)
        Allowance for credit losses          (4,679,493)
                                            ------------
    Finance receivables, net               $ 78,401,483
                                            ============


The terms of the receivables range from 12 to 60 months and bear a weighted average effective interest rate of 24%.


4. Line of Credit

The Company has a $75 million Line of Credit facility (the Line) which expires on November 30, 2004. Borrowings under the Line bear interest at the prime rate. The Company also has several
LIBOR pricing options available. If the outstanding balance falls below $10 million the Line bears interest at the prime rate plus 2.00%. Pledged as collateral for this credit facility are
all   of   the  assets  of  Nicholas  Financial,  Inc.  and   its
subsidiaries.


5. Notes Payable - Related Party

The Company's notes payable consisted of unsecured, interest at 9.5%, principal and interest due upon 30-day demand notes totaling $548,739.

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

The Company adopted the provisions of SFAS 133, as amended by SFAS 137 and SFAS 138, on April 1, 2001, which requires that all derivative instruments be recorded on the balance sheet at fair value. The estimated fair value of derivative financial instruments represents the amount required to enter into similar offsetting contracts with similar remaining maturities based on quoted market prices.

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


The Company has entered into the following cash-flow hedges:

                                         Fixed
                                          Rate
          Date               Notional      Of
          Entered              Amount   Interest Maturity Date
        ---------------------------------------------------
         May 11, 1999      $10,000,000   5.81%   May 24, 2002
         August 19, 1999    10,000,000   5.80%   August 1, 2003
         May 17, 2000       10,000,000   6.87%   May 17, 2004
         March 30, 2001     10,000,000   4.89%   March 30, 2003
         October 5, 2001    10,000,000   3.85%   October 5, 2004
         June 28, 2002      10,000,000   3.83%   July 2, 2005



                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)



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

Part I. Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended June 30, 2002 to $1,013,165 from $881,013 for the three month period ended June 30, 2001. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three month periods ended June 30, 2002 or 2001.


                                      Three Months Ended June 30
                                          2002           2001
                                     ----------------------------
Average Net Finance Receivables (1)   $93,781,204    $80,590,601
Average Indebtedness(2)                55,581,193     49,941,434

Total Revenues-Contract Related         5,233,349      4,531,751
Interest Expense                          964,063        995,832
                                     ----------------------------
Net Interest Income                     4,269,286      3,535,919

Gross Portfolio Yield(3)                   22.32%         22.49%
Average Cost of Borrowed Funds (2)          6.94%          7.98%
                                     ----------------------------
Net Interest Spread (4)                    15.38%         14.51%

Net Portfolio Yield (3)                    18.21%         17.55%
Write-off to Liquidation (5)                6.95%          7.34%
Net Charge-Off Percentage (6)               7.90%          6.33%


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

Three  months  ended June 30, 2002 compared to three  months  ended
June 30, 2001


 Interest Income and Loan Portfolio

       Interest revenue increased 15% to $5.2 million for the period ended June 30, 2002, from $4.5 million for the period ended June 30, 2001. The net finance receivable balance totaled $78.4 million at June 30, 2002, an increase of 17% from the $67.1 million at June 30, 2001. The primary reason net finance receivables increased was the increase in the receivable base of several existing branches. The gross finance receivable balance increased 17% to $124.6 million at June 30, 2002 from $106.7 million at June 30, 2001. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 22.49% for the period ended June 30, 2001 to 22.32% for the period ended June 30, 2002.

 Computer Software Business

   Sales for the period ended June 30, 2002 were $82,376 compared to $99,120 for the period ended June 30, 2001, a decrease of 17%. This decrease was primarily due to lower revenue from the existing customer base and the continued emphasis on the finance subsidiary.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $2.2 million for the period ended June 30, 2002 from $1.9 million for the period ended June 30, 2001. This increase of 17% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of 3 additional branch offices.

 Interest Expense

      Interest expense decreased to $964,063 for the period ended June 30, 2002 as compared to $995,832 for the period ended June 30, 2001. This decrease was due to a reduction in the average cost of outstanding borrowings from 7.98% during the three months ended June 30, 2001 to 6.94% during the three months ended June 30, 2002.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 73 Contracts with an aggregate initial principal amount of approximately $596,563. As of June 30, 2002, the Company had 379 active pools.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of June 30, 2002, the Company had established reserves for losses on Contracts of $16,139,139 or 13.48% of gross outstanding receivables under the Contracts.

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

                          Three Months Ended    Three Months Ended
                             June 30, 2002         June 30, 2001
                          ------------------    ------------------
Contracts
Gross Balance Outstanding     $119,737,365         $102,217,743

                            Dollar               Dollar
Delinquencies               Amount  Percent*     Amount  Percent*
                         ---------  --------  ---------  --------
30 to 59 days           $1,896,347    1.59%  $2,096,637    2.05%
60 to 89 days              827,527    0.69%     570,215    0.56%
90   +  days               173,315    0.14%     176,730    0.17%
                         ---------    -----   ---------    -----
Total Delinquencies     $2,897,189           $2,843,582

*Total Delinquencies
 as percent of
 outstanding balance                  2.42%                2.78%

Direct Loans
Gross Balance Outstanding      $ 4,906,633          $ 4,471,708

Delinquencies
30 to 59 days              $27,245    0.56%     $41,706    0.93%
60 to 89 days               14,427    0.29%      16,646    0.37%
90 + days                    5,042    0.10%         609    0.01%
                           -------    -----     -------    -----
Total Delinquencies        $46,714              $58,961

*Total Delinquencies
 as a percent of
 outstanding balance                  0.95%                1.31%


  The provision for credit losses was $547,066 for the three month period ended June 30, 2002 as compared to $352,649 for the three month period ended June 30, 2001. The Company decreased its total reserve percentage from 13.81% for the period ended June 30, 2001 to 13.48% for the period ended June 30, 2002. Management believes that the reserve adjustments made during the three month period ended June 30, 2002 are consistent with its reserve methodology.

Income Taxes

  The Company's effective tax rate remained relatively consistent at 37.27% for the three months ended June 30, 2002, as compared to 37.90% for the three months ended June 30, 2001.

Liquidity and Capital Resources

The Company's cash flows for the three months ended June 30, 2002 and June 30, 2001 are summarized as follows:

                                Three months ended  Three months ended
                                   June 30, 2002      June 30, 2001
                                ------------------  ------------------
  Cash provided by (used in):
   Operating Activities -           $ 1,686,634        $ 1,565,405

   Investing Activities -
   (primarily purchase of Contracts) (2,930,792)        (2,463,127)

   Financing Activities               1,896,906            881,560

  Net increase (decrease) in cash       652,748            (16,162)



      The Company's primary use of working capital during the three months ended June 30, 2002 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of Credit. The Line of Credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of June 30, 2002 the Company had approximately $19.9 million available under the Line of Credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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

   The Company renewed its credit facility on June 28, 2002. The new loan agreement expires November 30, 2004 and bears interest at the prime rate and offers several LIBOR pricing options. The new loan agreement released Bank One as a secondary bank and added First Tennessee Bank. The Company is pleased with its new banking relationship and believes it will be beneficial for future expansion.



Future Expansion

     The Company currently operates twenty-four branch locations, fifteen in the State of Florida, three in the State of Georgia, three in the State of North Carolina, one in the state of South Carolina and two in the state of Ohio. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7,500,000 in outstanding receivables. To date three of our branches have reached this capacity.

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

     (b)  Reports on Form 8-K -

          On May 13, 2002 Nicholas Financial, Inc. (the "Company") was notified in writing that Melvin S. Cutler has retired from the Board and will not stand for re-election this August at the Company's Annual meeting. The Board of Directors will not fill this casual vacancy until it nominates an individual whose name will be included in the Company's 2002 Proxy Statement under "Proposal 1 - Election of Directors.

          On   June  28,  2002   Nicholas  Financial,  Inc.  (the
       "Company") amended its credit line to extend the maturity date until November 30, 2004.

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on August 13, 2002.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: August 13, 2002         /s/ Peter L. Vosotas
                                -----------------------
                                Peter L. Vosotas
                                Chairman, President,
                                Chief Executive Officer
                                (Principal Executive
                                 Officer)


  Date: August 13, 2002         /s/ Ralph T. Finkenbrink
                                -------------------------
                                Ralph T. Finkenbrink
                                (Principal Financial Officer
                                 and Accounting Officer)

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

10.4.2  Employment Contract, dated March 16, 2001, between
         Nicholas Financial, Inc. and Peter L. Vosotas President
         & Chief Executive Officer.

        Incorporated by reference to the Company's 2001 Annual proxy statement dated July 2, 2001


21      Subsidiaries of Nicholas Financial, Inc.

        Incorporated by reference to the Company's Form 10-SB
        (File No. 0-26680) filed on March 13, 1996

24      Powers of Attorney (included on signature page hereto)


99.1    Written Statement of the Chief Executive Officer Pursuant
         to 18 U.S.C.  1350

99.2    Written Statement of the Chief Financial Officer Pursuant
         to 18 U.S.C.  1350

Exhibit 99.1

      Written Statement of the Chief Executive Officer
                 Pursuant to 18 U.S.C.  1350

     Solely for the purposes of complying with 19 U.S.C. 1350, I , the undersigned Chief Executive Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Qsb of the Company for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Peter L Vosotas
---------------------------------
Peter L. Vosotas
Chief Executive Officer
August 13, 2002

Exhibit 99.2


      Written Statement of the Chief Financial Officer
                 Pursuant to 18 U.S.C.  1350

     Solely for the purposes of complying with 19 U.S.C. 1350, I , the undersigned Chief Financial Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Qsb of the Company for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Ralph Finkenbrink
---------------------------------
Ralph Finkenbrink
Chief Executive Officer
August 13, 2002