Form 10QSB
period 2002-09-30
NICHOLAS FINANCIAL INC
filed 2002-11-13
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

                                X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2002



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


 As of October 31st, 2002 there were 5,002,021 shares of common stock outstanding.

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I.   Financial Information                                Page

Item 1.   Financial Statements (Unaudited)Condensed
          Consolidated Balance Sheet as of September 30, 2002....3

          Condensed Consolidated Statements of Income for
          the three and six months ended
          September 30, 2002 and 2001............................4

          Condensed Consolidated Statements of Cash Flows
          for the six months ended
          September 30, 2002 and 2001............................5

          Notes to the Condensed Consolidated
          Financial Statements...................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................11

Item 3.   Disclosures and Controls..............................18


Part II.  Other Information

Item 1.   Legal Proceedings.....................................19

Item 2.   Changes in Securities.................................19

Item 3.   Defaults upon Senior Securities.......................19

Item 4.   Submission of Matters to a Vote of Security Holders...19

Item 5.   Other Information.....................................19

Item 6.   Exhibits and Reports on Form 8-K......................19

          Signatures............................................20

          Exhibit Index.........................................21

Part I. Item 1
                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                               September 30, 2002
                                             ----------------------
Assets
Cash                                            $     598,203
Finance receivables, net                           81,518,449
Accounts receivable                                    19,048
Prepaid expenses and other assets                     839,708
Property and equipment, net                           410,000
Deferred income taxes                                 327,338
                                                -------------
Total assets                                    $  83,712,746

Liabilities
Line of credit                                  $  57,533,426
Drafts payable                                        297,796
Notes payable - related party                         649,376
Accounts payable                                    3,088,984
Derivatives                                         2,175,431
Deferred revenues                                     911,337
                                                -------------
Total liabilities                                  64,656,350

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
 authorized;none issued and outstanding                     -
Common stock, no par: 50,000,000 shares
 authorized; 5,010,521 shares issued
 and outstanding                                    4,437,090
Other comprehensive loss                           (2,208,714)
Retained earnings                                  16,828,020
                                                -------------
                                                   19,056,396
                                                -------------
Total liabilities and shareholders' equity      $  83,712,746
                                                =============

See accompanying notes.


                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)


                                   Three months ended       Six months ended
                                      September 30,           September 30,
                                    2002        2001        2002        2001
                                 ------------------------------------------------
Revenue:
Interest income on
 finance receivables            $5,492,139   $4,857,907  $10,725,488  $9,389,658
Sales                               92,939       89,922      175,315     189,042
                                ------------------------------------------------
                                 5,585,078    4,947,829   10,900,803   9,578,700
Expenses:
Cost of sales                       25,652       19,873       42,820      43,562
Marketing                          155,860      138,014      309,341     248,471
Administrative                   2,114,689    1,798,052    4,096,548   3,482,578
Provision for credit losses        582,138      427,776    1,129,204     780,425
Depreciation and amortization       42,000       60,000       79,000     105,000
Interest expense                   967,632    1,010,581    1,931,695   2,006,413
                                ------------------------------------------------
                                 3,887,971    3,454,296    7,588,608   6,666,449
                                ------------------------------------------------
Operating income
 before income taxes             1,697,107    1,493,533    3,312,195   2,912,251

Income tax expense:
Current                            508,509      468,024    1,081,758   1,011,146
Deferred                           132,442       95,000      161,117      89,583
                                ------------------------------------------------
                                   640,951      563,024    1,242,875   1,100,729
                                ------------------------------------------------
Net Income                      $1,056,156    $ 930,509  $ 2,069,320 $ 1,811,522
                                ================================================
Earnings per share - basic           $0.21        $0.19        $0.41       $0.38
                                ================================================
Earnings per share - diluted         $0.20        $0.18        $0.39       $0.35
                                ================================================

See accompanying notes.


                    Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)

                                   Six months ended September 30,
                                           2002       2001
                                 ---------------------------------
Operating activities
Net income                            $ 2,069,320  $ 1,811,522
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation                               79,000      105,000
Provision for credit losses             1,129,204      780,425
Deferred income taxes                     161,117       89,385
Changes in operating assets and
 liabilities:
Accounts receivable                        (4,604)      (2,976)
Prepaid expenses and other assets        (323,055)    (147,312)
Accounts payable                         (291,170)     (30,583)
Drafts payable                           (121,320)           -
Income taxes payable                     (110,116)     (93,819)
Deferred revenues                         255,781       64,690
                                       ------------------------
Net cash provided by operating
 activities                             2,844,157    2,576,332

Investing activities
Increase in finance receivables,
 net of principal collected            (6,580,266)  (4,924,823)
Purchase of property and equipment,
 net of disposals                        (118,151)    (109,625)
                                       ------------------------
Net cash used in investing activities  (6,698,417)  (5,034,448)

Financing activities
Issuance of notes payable -
 related party                            107,094            -
Net proceeds from line of credit        4,260,000    2,200,000
Sale of common stock                       34,130       64,488
                                       ------------------------
Net cash provided by
 financing activities                   4,401,224    2,264,488
                                       ------------------------
Net increase(decrease) in cash            546,964     (193,628)
Cash, beginning of period                  51,239      233,167
                                       ------------------------
Cash, end of period                    $  598,203   $   39,539
                                       ========================
See accompanying notes.


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)

                       September 30, 2002


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

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

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)

                                  Three months ended        Six months ended
                                      September 30,           September 30,
                                    2002       2001          2002        2001
                                  -----------------------------------------------
Numerator:

 Numerator for basic earnings per
  share - Net income available
  to common stockholders           $1,056,156  $930,509   $2,069,320  $1,811,522

 Effect of dilutive securities:
    Convertible debt                        -     4,068            -      13,423
                                   ----------------------------------------------
 Numerator for dilutive earnings
  per share - income available
  to common stockholders after
  assumed conversions              $1,056,156  $934,577   $2,069,320  $1,824,945
                                   ==============================================



Denominator:
 Denominator for basic earnings
  per share - weighted
  average shares                   5,010,351  4,875,683    5,004,909   4,756,949

 Effect of dilutive securities:
  Employee stock options             305,659    307,967      324,398     264,676
  Convertible debt                         -     96,618            -     203,865
                                   ---------------------------------------------
 Denominator for diluted earnings
  per share - adjusted weighted-
  average shares and
  assumed conversions              5,316,010  5,280,268    5,329,307   5,225,490
                                   =============================================
 Earnings per share - basic            $0.21      $0.19        $0.41       $0.38
                                   =============================================
 Earnings per share - diluted          $0.20      $0.18        $0.39       $0.35
                                   =============================================


                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)



3. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

    Finance receivables, gross contract        $129,557,491
    Less:
       Unearned interest                        (31,005,238)
                                               -------------
                                                 98,552,253
       Nonrefundable dealer reserves            (11,952,122)
       Allowance for credit losses               (5,081,682)
                                               -------------
       Finance receivables, net                $ 81,518,449
                                               =============



The terms of the receivables range from 12 to 60 months and bear a weighted average effective interest rate of 24%.


4. Line of Credit

The Company has a $75 million Line of Credit facility (the Line) which expires on November 30, 2004. Borrowings under the Line bear interest at the prime rate plus .25%. The Company also has several LIBOR pricing options available. If the outstanding balance falls below $10 million, the Line bears interest at the prime rate plus 2.00%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and its subsidiaries.


5. Notes Payable - Related Party

The Company's notes payable consist of unsecured notes bearing interest at 9.5% with principal and interest due within 30-days upon demand. The notes totaled $649,376 at September 30, 2002.

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


The Company has entered into the following cash-flow hedges:


                                      Fixed
         Date            Notional    Rate Of
        Entered           Amount    Interest  Maturity Date
     --------------------------------------------------------
      August 19, 1999  $10,000,000    5.80%   August 1, 2003
      May 17, 2000      10,000,000    6.87%   May 17, 2004
      March 30,2001     10,000,000    4.89%   March 30, 2003
      October 5, 2001   10,000,000    3.85%   October 5, 2004
      June 28, 2002     10,000,000    3.83%   July 2, 2005


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

Part I. Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended September 30, 2002 to $1,056,156 from $930,509 for the three month period ended September 30, 2001. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's Nicholas Data Services subsidiary did not contribute significantly to consolidated operations in the three or six month periods ended September 30, 2002 or 2001.


                         Portfolio Summary
                        --------------------


                          Three months ended          Six months ended
                              September 30,             September 30,
                            2002       2001            2002       2001
                       -----------------------------------------------------
Average Net Finance
 Receivables (1)        $97,378,535  $83,284,788   $95,579,869  $81,937,694

Average Indebtedness(2)  57,165,923   50,374,767    56,373,558   50,158,101

Total Finance Revenue(3)  5,492,139    4,857,907    10,725,488    9,389,658

Interest Expense            967,632    1,010,581     1,931,695    2,006,413
                         --------------------------------------------------
Net Finance Revenue       4,524,507    3,847,326     8,793,793    7,383,245

Gross Portfolio Yield(4)     22.56%       23.33%        22.44%       22.92%

Average Cost of
 Borrowed Funds(2)            6.77%        8.02%         6.85%        8.00%
                         --------------------------------------------------
Net Interest Spread(5)       15.79%       15.31%        15.59%       14.92%

Provision for Credit
 Losses as a Percentage
 of Average Net Finance
 Receivables                  2.39%        2.05%         2.36%        1.90%

Net Portfolio Yield(4)       16.19%       16.42%        16.04%       16.12%

Operating Expenses as
 a Percentage of
 Average Net Finance
 Receivables (6)              9.21%        9.17%         9.07%        8.97%


Pre-tax Yield as a
 Percentage of Average
 Net Finance Receivables(7)   6.98%        7.25%         6.97%        7.15%

Write-off to
 Liquidation(8)               9.29%        9.37%         8.60%        8.38%

Net Charge-Off
 Percentage(9)                7.97%        8.24%         7.47%        7.30%


See accompanying notes.

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

(3) Does not include revenue generated by the Company's software subsidiary "NDS". See page 13 for detail on NDS revenue for the three months ended September 30, 2002 and 2001, respectively. See page 14 for detail on NDS revenue for the six months ended September 30, 2002 and 2001, respectively.

(4) Gross portfolio yield represents total finance revenues as a percentage of average net finance receivables. Net portfolio yield represents net finance revenue income minus the provision for credit losses as a percentage of average net finance receivables.

(5) Net interest spread represents the gross portfolio yield less the average cost of borrowed funds.

(6) Does not include operating expenses associated with the Company's software subsidiary "NDS". See page 13 for detail on NDS cost of sales and operating expenses for the three months ended September 30, 2002 and 2001, respectively. See page 14 for detail on NDS cost of sales and operating expenses for the six months ended September 30, 2002 and 2001, respectively.

(7) Pre-tax  yield represents net portfolio yield minus operating
    expenses as a percentage of interest earning      assets

(8)      Liquidation  is defined as beginning receivable  balance
    plus    current    period   purchases   minus    voids    and
    refinances minus ending receivable balance.

(9) Net charge-off percentage represents net charge-offs divided by average net finance receivables outstanding during the period.

Three months ended September 30, 2002 compared to three months ended September 30, 2001


 Interest Income and Loan Portfolio

       Interest revenue increased 13% to $5.5 million for the period ended September 30, 2002, from $4.9 million for the period ended September 30, 2001. The net finance receivable balance totaled $81.5 million at September 30, 2002, an increase of 18% from the $69.2 million at September 30, 2001. The primary reason net finance receivables increased was the increase in the receivable base of several existing branches and the opening of three additional branch locations. The gross finance receivable balance increased 18% to $129.6 million at September 30, 2002 from $109.8 million at September 30, 2001. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 23.33% for the period ended September 30, 2001 to 22.56% for the period ended September 30, 2002. The net portfolio yield decreased from 16.42% for the period ended September 30, 2001 to 16.19% for the period ended September 30, 2002. The primary reason for the decrease in the net portfolio yield was an increase in the provision for credit losses for the period ended September 30, 2002 of 2.39% of interest earning assets from 2.05% for the period ended September 30, 2001.

 Computer Software Business

   Sales for the period ended September 30, 2002 were $92,939 compared to $89,922 for the period ended September 30, 2001, an increase of 3%. This increase was primarily due to higher revenue from the existing customer base. Cost of sales and operating expenses decreased from $105,682 for the period ended September 30, 2001 to $96,460 for the period ended September 30, 2002.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $2.3 million for the period ended September 30, 2002 from $2.0 million for the period ended September 30, 2001. This increase of 16% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of three additional branch offices. Operating expenses as a percentage of interest earning assets increased from 9.17% for the period ended September 30, 2001 to 9.21% for the period ended September 30, 2002.

 Interest Expense

      Interest expense decreased to $967,632 for the period ended September 30, 2002 as compared to $1,010,581 for the period ended September 30, 2001. The average indebtedness for the period ended September 30, 2002 increased to $57.2 million compared to $50.4 million for the period ended September 30, 2001. This increase was offset by a decrease in the average cost of outstanding borrowings from 8.02% during the three months ended September 30, 2001 to 6.77% during the three months ended September 30, 2002.

Six months ended September 30, 2002 compared to six months ended September 30, 2001


 Interest Income and Loan Portfolio

       Interest revenue increased 14% to $10.7 million for the period ended September 30, 2002, from $9.4 million for the period ended September 30, 2001. The net finance receivable balance totaled $81.5 million at September 30, 2002, an increase of 18% from the $69.2 million at September 30, 2001. The primary reason net finance receivables increased was the increase in the receivable base of several existing branches and the opening of three additional branch locations. The gross finance receivable balance increased 18% to $129.6 million at September 30, 2002 from $109.8 million at September 30, 2001. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 22.92% for the period ended September 30, 2001 to 22.44% for the period ended September 30, 2002. The net portfolio yield decreased from 16.12% for the period ended September 30, 2001 to 16.04% for the period ended September 30, 2002. The primary reason for the decrease in the net portfolio yield was an increase in the provision for credit losses for the period ended September 30, 2002 of 2.36% of interest earning assets from 1.90% for the period ended September 30, 2001.

 Computer Software Business

   Sales for the period ended September 30, 2002 were $175,315 compared to $189,042 for the period ended September 30, 2001, a decrease of 7%. This decrease was primarily due to lower revenue from the existing customer base during the first quarter of the fiscal year. Cost of sales and operating expenses decreased from $204,049 for the period ended September 30, 2001 to $193,166 for the period ended September 30, 2002.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $4.5 million for the period ended September 30, 2002 from $3.9 million for the period ended September 30, 2001. This increase of 17% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of 3 additional branch offices. Operating expenses as a percentage of interest earning assets increased from 8.97% for the period ended September 30, 2001 to 9.07% for the period ended September 30, 2002.

 Interest Expense

       Interest expense decreased to $1.9 million for the period ended September 30, 2002 as compared to $2.0 million for the period ended September 30, 2001. The average indebtedness for the period ended September 30, 2002 increased to $56.4 million compared to $50.2 million for the period ended September 30, 2001. This increase was offset by a decrease in the average cost of outstanding borrowings from 8.00% during the six months ended September 30, 2001 to 6.85% during the six months ended September 30, 2002.

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 72 Contracts with an aggregate initial principal amount of approximately $588,726. As of September 30, 2002, the Company had 395 active pools.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of September 30, 2002, the Company had established reserves for losses on Contracts of $16,831,493 or 13.49% of gross outstanding receivables under the Contracts.

<CATPION>

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                        Three Months Ended        Three Months Ended
                        September 30, 2002         September 30, 2001
                       ------------------------------------------------


Contracts
Gross Balance Outstanding  $124,728,292               $105,378,020

                       Dollar                    Dollar
Delinquencies          Amount    Percent*        Amount    Percent*
--------------        -------    ---------      ---------  --------
30 to 59 days        $2,538,101    2.03%       $2,472,836    2.35%
60 to 89 days           733,604    0.59%          733,846    0.70%
90   +  days            325,314    0.26%          242,889    0.23%
                     ----------    -----       ----------    -----
Total Delinquencies  $3,597,019                $3,449,571

*Total Delinquencies
 as percent of
 outstanding balance               2.88%                     3.28%

Direct Loans
Gross Balance Outstanding  $4,829,199                 $4,399,201

Delinquencies
-------------
30 to 59 days           $72,985   1.51%           $76,561    1.74%
60 to 89 days            14,414   0.30%             5,414    0.12%
90 + days                13,150   0.27%             6,187    0.14%
                        -------   -----           -------    -----
Total Delinquencies    $100,549                   $88,162

*Total Delinquencies
 as a percent of
 outstanding balance              2.08%                      2.00%



  The provision for credit losses was $582,138 for the three month period ended September 30, 2002 and 1,129,204 for the six month period ended September 30, 2002 as compared to $427,776 for the three month period ended September 30, 2001 and 780,425 for the six month period ended September 30, 2001. The Company's total reserve percentage increased from 12.92% for the period ended March 31, 2002 to 13.15% for the period ended September 30, 2002. Management believes that the reserve adjustments made during the three and six month period ended September 30, 2002 are consistent with its reserve methodology.

Income Taxes

  The Company's effective tax rate remained relatively consistent at 37.77% and 37.52% for the three and six month periods ended
September 30, 2002 compared to 37.70% and 37.80% for the three and six months ended September 30, 2001.

Liquidity and Capital Resources


The Company's cash flows for the six months ended September 30, 2002 and September 30, 2001 are summarized as follows:

                              Six months ended   Six months ended
                                September 30,      September 30,
                                    2002                2001
                             -------------------------------------
  Cash provided by (used in):
   Operating Activities -      $  2,844,157         $ 2,576,332

   Investing Activities -
    (primarily purchase of
     Contracts)                  (6,698,417)         (5,034,448)

   Financing Activities           4,401,224           2,264,488
                                 -------------------------------
   Net increase(decrease)in cash    546,964            (193,628)


      The Company's primary use of working capital during the three months ended September 30, 2002 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of Credit. The Line of Credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of September 30, 2002 the Company had approximately $17.5 million available under the Line of Credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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

   The Company renewed its credit facility on June 28, 2002. The new loan agreement expires November 30, 2004 and bears interest at the prime rate plus .25% and offers several LIBOR pricing options. The new loan agreement released Bank One as a participating bank and added First Tennessee Bank. The Company is pleased with its new banking relationship and believes it will be beneficial for future expansion.



Future Expansion

     The Company currently operates twenty-five branch locations, sixteen in the State of Florida, three in the State of Georgia, three in the State of North Carolina, one in the state of South Carolina and two in the state of Ohio. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7,500,000 in outstanding receivables. To date two of our branches have reached this capacity.


 The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company's portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving Line of Credit arrangement, either with its current lender or another lender. The Company, from time to time, has and will meet with private investors and financial institutions that specialize in investing in subordinated debt. The Company also intends to continue its policy of not paying dividends and using earnings from operations to purchase
Contracts or make direct consumer loans. The Company believes that opportunity for growth continues to exist in Florida, Georgia, North Carolina, South Carolina and Ohio and intends to continue its expansion activities in those states. The Company is currently expanding its automobile financing program in the State of Ohio. The Company has targeted certain geographic locations within the State of Ohio where it believes there is a sufficient market for its automobile financing program. The Company is currently purchasing Contracts in the State of Ohio utilizing employees who reside in the State of Ohio. These employees are developing their respective markets in Ohio and the Company has created a Central Buying Office in its Corporate Headquarters in Clearwater Florida to purchase, process and service these Contracts. The Company's strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. No assurances can be given, however, that any further such expansion will occur. The Company is also analyzing other markets in States the Company does not currently operate in, however no assurance can be given that any expansion will occur in these new markets.

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



Part I. Item 3

                    DISCLOSURES AND CONTROLS

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                   Part II - Other Information


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of
           Security Holders - None

Item 5.   Other Information - None

Item 6.   (a) Exhibits - See exhibit index following
                          the signature page.

          (b) Reports on Form 8-K -  None

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on November 13, 2002.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: November 13, 2002       /s/Peter L. Vosotas
                                ---------------------------
                                Peter L. Vosotas
                                Chairman, President,
                                Chief Executive Officer
                                (Principal Executive Officer)


  Date: November 13, 2002       /s/Ralph T. Finkenbrink
                                ---------------------------
                                Ralph T. Finkenbrink
                                (Principal Financial Officer
                                 and Accounting Officer)

                         CERTIFICATION

I, Peter L. Vosotas, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Nicholas Financial, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002            /s/ Peter L. Vosotas
      -------------------          -------------------------
                                   Peter L. Vosotas
                                   President & CEO

                         CERTIFICATION

I, Ralph T. Finkenbrink, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Nicholas Financial, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                /s/Ralph T. Finkenbrink
      -----------------                ----------------------------
                                       Ralph T. Finkenbrink
                                       Senior Vice President

                          EXHIBIT INDEX


Item 6.  Exhibits and Reports on Form 8-K



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

99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. 1350

99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. 1350

Exhibit 99.1


        Written Statement of the Chief Executive Officer
                   Pursuant to 18 U.S.C.  1350

   Solely for the purposes of complying with 18 U.S.C. 1350, I , the undersigned Chief Executive Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/S/Peter L. Vosotas
--------------------------
Peter L. Vosotas
Chief Executive Officer
November 13, 2002

Exhibit 99.2


        Written Statement of the Chief Financial Officer
                   Pursuant to 18 U.S.C.  1350

   Solely for the purposes of complying with 19 U.S.C. 1350, I , the undersigned Chief Financial Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/S/Ralph T. Finkenbrink
---------------------------------
Ralph T. Finkenbrink
Chief Executive Officer
November 13, 2002