Form 10QSB
period 2002-12-31
NICHOLAS FINANCIAL INC
filed 2003-02-14
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 2002



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


 As of January 31st, 2003 there were 5,002,021 shares of common stock outstanding.

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I.  Financial Information                                Page

Item 1.  Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheet
          as of December 31, 2002...............................3

         Condensed Consolidated Statements of Income
          for the three and nine months ended
          December 31, 2002 and 2001............................4

         Condensed Consolidated Statements of Cash
          Flows for the nine months ended
          December 31, 2002 and 2001............................5

         Notes to the Condensed Consolidated
          Financial Statements..................................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................12

Item 3.  Disclosures and Controls..............................22


Part II. Other Information

         Item 1. Legal Proceedings.............................23
         Item 2. Changes in Securities.........................23
         Item 3. Defaults upon Senior Securities...............23
         Item 4. Submission of Matters to a Vote of
                  Security Holders.............................23

Item 5.  Other Information.....................................23

Item 6.  Exhibits and Reports on Form 8-K......................23

         Signatures............................................24

         Exhibit Index.........................................27

Part I. Item 1

                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                               December 31, 2002
                                              -------------------
Assets
Cash                                               $   738,841
Finance receivables, net                            81,747,124
Accounts receivable                                     19,542
Prepaid expenses and other assets                      867,332
Property and equipment, net                            406,818
Deferred income taxes                                1,321,300
                                                 --------------
Total assets                                       $85,100,957
                                                 ==============
Liabilities
Line of credit                                     $57,333,426
Drafts payable                                         309,724
Notes payable - related party                          654,376
Accounts payable                                     2,614,682
Derivatives                                          2,040,258
Income tax payable                                     991,754
Deferred revenues                                      949,958
                                                 --------------
Total liabilities                                   64,894,178

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
 authorized; none issued and outstanding                     -
Common stock, no par: 50,000,000 shares
 authorized; 5,002,021 shares issued
 and outstanding                                     4,443,133
Other comprehensive loss                            (2,073,541)
Retained earnings                                   17,837,187
                                                 --------------
                                                    20,206,779
                                                 --------------
Total liabilities and shareholders' equity         $85,100,957
                                                 ==============

See accompanying notes.


                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)

                                   Three months ended       Nine months ended
                                       December 31,            December 31,
                                    2002        2001         2002       2001
                                --------------------------------------------------
Revenue:
Interest income on
 finance receivables           $5,350,248  $4,923,210    $16,075,736  $14,312,868
Sales                              78,850      85,852        254,165      274,894
                               --------------------------------------------------
                                5,429,098   5,009,062     16,329,901  14,587,762
Expenses:
Cost of sales                      19,865      15,932         62,685      59,494
Marketing                         172,388     134,724        481,729     383,196
Administrative                  2,012,342   1,846,227      6,108,890   5,328,805
Provision for credit losses       548,554     500,679      1,677,758   1,281,104
Depreciation and amortization      51,000      60,365        130,000     165,365
Interest expense                1,023,976     949,068      2,955,671   2,955,481
                               --------------------------------------------------
                                3,828,125   3,506,995     11,416,733  10,173,445
                               --------------------------------------------------
Operating income before
 income taxes                   1,600,973   1,502,067      4,913,168   4,414,317

Income tax expense:
 Current                        1,585,769     392,265      2,667,527   1,403,411
 Deferred                        (993,962)    161,269       (832,845)    250,852
                               --------------------------------------------------
                                  591,807     553,534      1,834,682   1,654,263
                               --------------------------------------------------
Net Income                     $1,009,166    $948,533     $3,078,486  $2,760,054
                               ==================================================

Earnings per share - basic          $0.20       $0.19          $0.62       $0.57
                               ==================================================
Earnings per share - diluted        $0.19       $0.18          $0.58       $0.53
                               ==================================================


See accompanying notes.


                    Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)


                                           Nine months ended December 31,
                                              2002               2001
                                        ---------------------------------------
Operating activities
Net income                                $ 3,078,486       $ 2,760,054
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation                                  130,000           165,365
Provision for credit losses                 1,677,758         1,281,104
Deferred income taxes                        (832,845)          250,852
Changes in operating assets and
 liabilities:
Accounts receivable                            (5,098)            1,321
Prepaid expenses and other assets            (350,677)         (102,686)
Accounts payable                             (805,737)         (275,795)
Drafts payable                               (109,392)                -
Principal payments received                35,754,549        31,196,298
Income taxes payable                          921,902           (93,819)
Deferred revenues                             294,402            74,076
                                          ------------------------------
Net cash provided by operating
 activities                                39,753,348        35,256,770

Investing activities
Purchase of finance contracts             (43,112,044)      (38,216,607)
Purchase of property and equipment,
 net of disposals                            (165,969)         (116,262)
                                          ------------------------------
Net cash used in investing activities     (43,278,013)      (38,332,869)

Financing activities
Issuance of notes payable - related party     112,094           223,274
Net Proceeds from line of credit            4,060,000         2,850,000
Sale of common stock                           40,173            72,733
                                          ------------------------------
Net cash provided by financing activities   4,212,267         3,146,007
                                          ------------------------------
Net increase in cash                          687,602            69,908

Cash, beginning of period                      51,239           233,167
                                          ------------------------------
Cash, end of period                       $   738,841       $   303,075
                                          ==============================

See accompanying notes.


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)
                        December 31, 2002


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. The Company receives a commission for selling add-on services to consumer borrowers and amortizes the commission, net of the related costs, over the term of the loan using the interest method.

                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)


3. Earnings Per Share


Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:


                                    Three months ended     Nine months ended
                                       December 31,           December 31,
                                     2002        2001       2002        2001
                                 -----------------------------------------------
Numerator:
 Numerator for basic earnings per
  share - Net income available to
  common stockholders             $1,009,166  $ 948,533  $3,078,486  $2,760,054
 Effect of dilutive securities:
    Convertible debt                       -          -           -      17,491
                                  ---------------------------------------------
 Numerator for dilutive earnings
  per share - income available to
  common stockholders after
  assumed conversions             $1,009,166   $948,533  $3,078,486  $2,777,545
                                  =============================================

Denominator:
 Denominator for basic earnings
  per share - weighted average
  shares                           5,003,592  4,980,860   5,004,470   4,831,586

 Effect of dilutive securities:
  Employee stock options             274,025    294,768     307,607     290,794
  Convertible debt                         -          -           -     135,910
                                   --------------------------------------------
 Denominator for diluted earnings
  per share - adjusted weighted-
  average shares and
  assumed conversions              5,277,617  5,275,628   5,312,077   5,258,290
                                   ============================================
Earnings per share - basic             $0.20      $0.19       $0.62       $0.57
                                   ============================================
Earnings per share - diluted           $0.19      $0.18       $0.58       $0.53
                                   ============================================


                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)


4. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

   Finance receivables, gross contract      $128,992,200
    Less:
       Unearned interest                     (30,455,591)
                                           --------------
                                              98,536,609
       Dealer discount                       (12,110,424)
       Allowance for credit losses            (4,679,061)
                                           --------------
       Finance receivables, net             $ 81,747,124
                                           ==============

The terms of the receivables range from 12 to 60 months and bear a weighted average effective interest rate of 24%.


5. Line of Credit

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


6. Notes Payable - Related Party

The Company's notes payable consist of unsecured notes bearing interest at 9.5% with principal and interest due within 30-days upon demand. The notes totaled $654,376 at December 31, 2002 and are held by a related party.

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)


7. Derivatives and Hedging

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes requirements for accounting and reporting of derivative instruments and hedging activities. SFAS 133 was updated by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - amendment of FASB Statement No. 133." As amended, SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.

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


The Company has entered into the following cash-flow hedges:


                                       Fixed
            Date          Notional    Rate Of
           Entered         Amount     Interest  Maturity Date
        ----------------------------------------------------
       August 19, 1999  $10,000,000     5.80%   August 1, 2003
       May 17, 2000      10,000,000     6.87%   May 17, 2004
       March 30, 2001    10,000,000     4.89%   April 2, 2003
       October 5, 2001   10,000,000     3.85%   October 5, 2004
       June 28, 2002     10,000,000     3.83%   July 2, 2005


                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)


7. Derivatives and Hedging (cont.)

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

8. Stock Options

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based-employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements concerning the effects of stock-based compensation. The effective date of SFAS 148 is for fiscal years ending after December 15, 2002.

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 604,810 shares of common stock were reserved for issuance as of December 31, 2002. Options currently granted by the Company generally vest over a five-year period.

Previous to FAS 148 the Company had elected to follow APB 25, and related Interpretations in accounting for its employee stock options because the alternative, fair value method, provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under
APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)


8. Compensation Based Stock Options (cont.)

The following table contains pro forma net income and basic and fully diluted earnings per share under the fair value method. The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company's options.


                            Three Months Ended    Nine Months Ended
                                December 31,        December 31,
                              2002       2001      2002        2001
                          ----------------------------------------------
Net income                $1,009,166  $948,533  $3,078,486  $2,760,054

Basic earnings per share       $0.20     $0.19       $0.62       $0.57

Fully diluted earnings
 per share                     $0.19     $0.18       $0.58       $0.53

Stock based employee
 compensation cost under
 the Intrinsic Value Method        -         -           -           -

Stock based employee
 compensation cost under
 the Fair Value Method        15,282    23,729      59,594      77,801

Pro forma net income         993,884   924,804   3,018,892   2,682,253

Pro forma basic earnings
  per share                    $0.20     $0.19       $0.60       $0.56

Pro forma fully diluted
  earnings per share           $0.19     $0.18       $0.57       $0.51


Part I. Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three month period ended December 31, 2002 to $1,009,166 from $948,533 for the three month period ended December 31, 2001. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's Nicholas Data Services subsidiary did not contribute significantly to consolidated operations in the three or nine month periods ended December 31, 2002 or 2001.


                                         Portfolio Summary
                                        --------------------

                           Three  months ended       Nine  months ended
                                December 31,            December 31,
                             2002        2001         2002          2001
                         ---------------------------------------------------
Average Net Finance
 Receivables (1)         $98,504,403  $84,882,208  $96,554,714  $82,919,199

Average Indebtedness(2)   57,952,802   50,611,434   56,899,973   50,271,434

Total Finance Revenue(3)   5,350,248    4,923,210   16,075,736   14,312,868

Interest Expense           1,023,976      949,068    2,955,671    2,955,481
                         ---------------------------------------------------
Net Finance Revenue        4,326,272    3,974,142   13,120,065   11,357,387

Weighted average
 contractual rate(5)          23.73%       23.96%       23.85%       24.04%

Gross Portfolio Yield(4)      21.73%       23.20%       22.20%       23.01%

Average Cost of
 Borrowed Funds(2)             7.07%        7.50%        6.93%        7.84%

Provision for Credit
 Losses as a Percentage
 of Average Net Finance
 Receivables                   2.23%        2.36%        2.32%        2.06%

Net Portfolio Yield(4)        15.34%       16.37%       15.80%       16.20%

Operating Expenses as
 a Percentage of
 Average Net Finance
 Receivables(6)                8.69%        9.15%        8.88%        8.96%


Pre-tax Yield as a
 Percentage of
 Average Net Finance
 Receivables(7)                6.65%        7.22%        6.92%        7.24%

Write-off to
 Liquidation(8)               11.97%       10.06%        9.88%        8.97%

Net Charge-Off
 Percentage(9)                10.50%        9.10%        8.62%        7.92%


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

(3) Does not include revenue generated by the Company's software subsidiary "NDS". See page 14 for detail on NDS revenue for the three months ended December 31, 2002 and 2001, respectively. See page 15 for detail on NDS revenue for the nine months ended December 31, 2002 and 2001, respectively.

(4) Gross portfolio yield represents total finance revenues as a percentage of average net finance receivables. Net portfolio yield represents net finance revenue income minus the provision for credit losses as a percentage of average net finance receivables.

(5) Weighted average contractual rate represents the weighted average Annual percentage rate (APR) of all contracts in the portfolio during the period.

(6) Does not include operating expenses associated with the Company's software subsidiary "NDS". See page 13 for detail on NDS cost of sales and operating expenses for the three months ended December 31, 2002 and 2001, respectively. See page 15 for detail on NDS cost of sales and operating expenses for the nine months ended December 31, 2002 and 2001, respectively.

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

Three months ended December 31, 2002 compared to three months ended December 31, 2001


 Interest Income and Loan Portfolio

       Interest revenue increased 9% to $5.4 million for the period ended December 31, 2002, from $4.9 million for the period ended December 31, 2001. The net finance receivable balance totaled $81.7 million at December 31, 2002, an increase of 15% from the $70.8 million at December 31, 2001. The primary reason net finance receivables increased was the increase in the receivable base of several existing branches and the opening of six additional branch locations. The gross finance receivable balance increased 15% to $129 million at December 31, 2002 from $112 million at December 31, 2001. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 23.20% for the period ended December 31, 2001 to 21.73% for the period ended December 31, 2002. The net portfolio yield decreased from 16.37% for the period ended December 31, 2001 to 15.34% for the period ended December 31, 2002. The primary reason for the decrease in the net portfolio yield was an increase in charge-offs for the period ended December 31, 2002. The net charge off percentage for the period ended December 31, 2002 was 10.50% compared to 9.10% for the period ended December 31, 2001.

 Computer Software Business

   Sales for the period ended December 31, 2002 were $78,850 compared to $85,852 for the period ended December 31, 2001, a decrease of 8%. Cost of sales and operating expenses decreased from $115,473 for the period ended December 31, 2001 to $115,073 for the period ended December 31, 2002.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $2.3 million for the period ended December 31, 2002 from $2.1 million for the period ended December 31, 2001. This increase of 10% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of six additional branch offices. Operating expenses as a percentage of interest earning assets decreased from 9.15% for the period ended December 31, 2001 to 8.69% for the period ended December 31, 2002.

 Interest Expense

       Interest expense increased to $1,023,976 for the period ended December 31, 2002 as compared to $949,068 for the period ended December 31, 2001. The average indebtedness for the period ended December 31, 2002 increased to $58.0 million compared to $50.6 million for the period ended December 31, 2001. This increase was offset by a decrease in the average cost of outstanding borrowings from 7.50% during the three months ended December 31, 2001 to 7.07% during the three months ended December 31, 2002.

Nine months ended December 31, 2002 compared to nine months ended December 31, 2001


 Interest Income and Loan Portfolio

       Interest revenue increased 12% to $16.1 million for the period ended December 31, 2002, from $14.3 million for the period ended December 31, 2001. The net finance receivable balance totaled $81.7 million at December 31, 2002, an increase of 15% from the $70.8 million at December 31, 2001. The primary reason net finance receivables increased was the increase in the receivable base of several existing branches and the opening of six additional branch locations. The gross finance receivable balance increased 15% to $129 million at December 31, 2002 from $112 million at December 31, 2001. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 23.01% for the period ended December 31, 2001 to 22.20% for the period ended December 31, 2002. The net portfolio yield decreased from 16.20% for the period ended December 31, 2001 to 15.80% for the period ended December 31, 2002. The primary reason for the decrease in the net portfolio yield was an increase in charge-offs for the period ended December 31, 2002. The net charge off percentage for the period ended December 31, 2002 was 8.62% compared to 7.92% for the period ended December 31, 2001.

 Computer Software Business

   Sales  for  the period ended December 31, 2002  were  $254,165 compared to $274,894 for the period ended December 31, 2001, a decrease of 7.5%. This decrease was primarily due to lower revenue from the existing customer base during the first quarter of the fiscal year. Cost of sales and operating expenses decreased from $363,083 for the period ended December 31, 2001 to $351,059 for the period ended December 31, 2002.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $6.8 million for the period ended December 31, 2002 from $5.9 million for the period ended December 31, 2001. This increase of 14% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of six additional branch offices. Operating expenses as a percentage of interest earning assets increased from 8.96% for the period ended December 31, 2001 to 8.88% for the period ended December 31, 2002.

 Interest Expense

       Interest expense was $3.0 million for the period ended December 31, 2002 as compared to $3.0 million for the period ended December 31, 2001. The average indebtedness for the period ended December 31, 2002 increased to $56.9 million compared to $50.3 million for the period ended December 31, 2001. This increase was offset by a decrease in the average cost of outstanding borrowings from 7.84% during the nine months ended December 31, 2001 to 6.93% during the nine months ended December 31, 2002.

Contract Procurement

The Company purchases contracts in the states listed below. The amounts shown in the table below represent the total face value of contracts acquired. The decrease in purchases for the State of Florida is primarily due to increased competition and the lack of expansion in that state during the current year. The Company has sixteen branch locations in Florida and does not have any immediate plans for additional expansion in Florida. The Company has been expanding its contract procurement in North Carolina, South Carolina and Ohio. Please see Future Expansion.

The Contracts purchased by the Company are predominately for used
vehicles,  less  than  3%  were  new.  The  average  model   year
collateralizing  the  portfolio is  a  1998  vehicle.   Contracts
purchased and originated are shown at face value.


             Maximum
            allowable
             Interest       3 Months Ended          9 Months Ended
    State     rate (1)   12/31/02    12/31/01    12/31/02     12/31/01
 -----------------------------------------------------------------------
     FL       30%      $7,667,048  $8,920,202  $26,790,694  $27,935,330
     GA       29%       1,844,048   1,426,241    5,679,668    5,391,992
     NC       29%       1,755,160   1,666,170    5,694,837    4,715,598
     SC       29%         568,994     411,725    1,667,627      454,779
     OH       25%       1,714,623     315,452    5,373,214      315,452
     VA       29%          10,432     194,880       65,475      210,943
                      --------------------------------------------------
     Total            $13,560,305 $12,934,670  $45,271,515  $39,024,094
                      ==================================================

      (1) The allowable maximum interest rates by State is subject to change and are governed by the individual states the Company conducts business in.


                         Indirect Contracts Purchased
                        ------------------------------
                     3 Months Ended            9 Months Ended
                  12/31/02    12/31/01     12/31/02      12/31/01
              ------------------------------------------------------
Purchases      $13,560,305  $12,934,670   $45,271,515  $39,024,094
Weighted APR        23.66%       24.38%        24.11%       24.45%
Average Discount     9.00%        8.79%         8.87%        8.48%
Average
 Term(mnths)            40           41            41           42
Average Loan        $8,091       $8,161        $8,157       $8,284
Number of
 Contracts           1,676        1,585         5,550        4,711



                           Direct Loans Originated
                         ----------------------------
                     3 Months Ended            9 Months Ended
                 12/31/02     12/31/01     12/31/02      12/31/01
              --------------------------------------------------------
Originations     $935,909    $1,356,272    $2,982,344   $3,118,883
Weighted APR       26.60%        25.62%        26.07%       25.97%
Average
 Term(mnths)           20            22            21           23
Average Loan       $2,713        $3,229        $2,988       $3,125
Number of
 Loans                345           420           998          998


Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 70 Contracts with an aggregate initial principal amount of approximately $567,000. As of December 31, 2002, the Company had 409 active pools.

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

   Dealer discount represents the difference between the face value of an installment contract and the amount of money the Company actually pays for the contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount relates to credit quality, and is therefore considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a pool which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For pools not fully liquidated, that are determined to have excess reserves, such excess amounts are accreted into income. Reserves accreted into income for the period ended December 31, 2002 were $301,326 compared to $604,321 in the period ended December 31, 2001. Reserves accreted into income for the nine months ended December 31, 2002 was $1,415,651 compared to $1,702,938 for the period ended December 31, 2001.

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


The following table sets forth a reconciliation of the changes in dealer discount.

                                 Three months ended         Nine months ended
                                    December 31,              December 31,
                                 2002         2001         2002           2001
                            ------------------------------------------------------
Balance at beginning
 of period                  $11,952,122   $10,755,104   $11,259,898   $10,306,699
Discounts acquired on
 new volume                   2,160,225     2,120,253     7,378,298     6,466,272
Losses absorbed              (1,980,599)   (1,908,906)   (5,917,291)   (5,113,954)
Recoveries                      280,002       211,891       805,170       617,942
Reserves accreted              (301,326)     (604,321)   (1,415,651)   (1,702,938)
                            ------------------------------------------------------
Balance at end
 of period                  $12,110,424   $10,574,021   $12,110,424   $10,574,021
                            ======================================================
Reserve as a percent
 of gross finance
 receivables                      9.39%         9.45%         9.39%         9.45%
                            ======================================================

The following table sets forth a reconciliation of the changes in the allowance for credit losses.

                                Three months ended          Nine months ended
                                    December 31,               December 31,
                                 2002         2001           2002         2001
                             ------------------------------------------------------

Balance at beginning
 of period                   $5,081,682    $3,941,970    $4,305,786    $3,465,015
Current period provision        548,554       500,679     1,677,758     1,281,104
Losses absorbed                (923,333)     (264,870)   (1,258,177)     (541,778)
Recoveries                        8,921         3,782        24,052        10,133
Reserves accreted               (36,763)      (29,726)      (70,358)      (62,639)
                             -----------------------------------------------------
Balance at end
 of period                   $4,679,061    $4,151,835    $4,679,061    $4,151,835
                             =====================================================
Reserve as a percent
 of gross finance
 receivables                      3.63%         3.71%         3.63%         3.71%
                             =====================================================


Total reserves at
 end of period              $16,789,485   $14,725,856   $16,789,485   $14,725,856
                            ======================================================

Reserves as a percent
 of gross finance
 receivables                     13.02%        13.16%        13.02%        13.16%
                            ======================================================


The average dealer discount associated with new volume increased for the three and nine months ended December 31, 2002 to 9.00% and 8.87% respectively, from 8.81% and 8.48% for the three and nine months ended December 31, 2001, respectively. The Company does not consider these changes to be material and such changes are not the result of any change in buying philosophy or competition.

The provision for credit losses increased for the three and nine-month periods ended December 31, 2002 to $548,354 and 1,677,758 respectively, as compared to $500,679 and $1,281,104 for the three and nine-month periods ended December 31, 2001. This increase is primarily attributed to an increase in the Net Finance Receivable balance from $70.8 million at December 31, 2001 to $81.7 million at December 31, 2002. To a lesser extent, the provision for credit losses increased as a result of certain static pools reaching reserve levels below Company estimates to absorb future credit losses. In these instances, the Company increased reserves related to specific static pools through a direct charge to income through the provision.

The Company's losses as a percentage of liquidation increased from 10.06% and 8.97% for the three and nine-month periods ended December 31, 2001 to 11.97% and 9.88% for the three and nine-month periods ended December 31, 2002. The Company anticipates portfolio performance will stabilize in the near term but will continue to be higher in relation to past years when the overall economic conditions and unemployment rate was better. In response to current conditions the Company has raised its initial target reserve percentage on new static pools to 12.2% from 11.8%. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of contracts purchased during the current fiscal year that would have contributed to the rise in losses. The delinquency percentage for contracts more than thirty days past due for the period ended December 31, 2002 decreased to 3.07% from 3.55% for the period ended December 31, 2001. The delinquency percentage for direct loans more than thirty days past due for the period ended December 31, 2002 increased to 2.52% from 2.03% for the period ended December 31, 2001. The Company does not give significant consideration to short-term trends in delinquency when evaluating reserve levels. Delinquency percentages tend to be very volatile and often are not necessarily an indication of future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific pool performance and recent trends as leading indicators to future performance of the portfolio.

Recoveries as a percentage of current period losses were 10.00% and 11.56% for the three and nine-month periods ended December 31, 2002 as compared to 9.92% and 11.11% for the three and nine-month periods ended December 31, 2001. Recoveries are seasonally lower in the December quarter and the current year results are consistent with prior reporting periods.

Reserves  accreted  into  income for  the  three  and  nine-month periods ended December 31, 2002 were $338,089 and $1,486,009 respectively as compared to $634,047 and $1,765,577 for the three and nine-month periods ended December 31, 2001. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen deterioration in the performance of the portfolio, more specifically; static pools more than fifty percent liquidated have seen an increase in the default rate when compared to prior year pool performance during their same liquidation cycle. The Company attributes this increase to overall general economic conditions and more specifically to the increased unemployment rate in the Company's markets.


   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                           Period Ended               Period Ended
                        December 31, 2002           December 31, 2001
                      --------------------        --------------------
Contracts
Gross Balance
 Outstanding                 $124,238,870               $107,053,507

                       Dollar                      Dollar
Delinquencies          Amount    Percent*          Amount     Percent*
                     --------------------       ---------------------
30 to 59 days       $ 2,595,883    2.09%        $ 2,486,640     2.32%
60 to 89 days           852,351    0.69%            940,610     0.88%
90   +  days            363,195    0.29%            370,151     0.35%
                     -------------------        ---------------------
Total Delinquencies $ 3,811,429                 $ 3,797,401

*Total Delinquencies
 as percent of
 outstanding balance               3.07%                        3.55%

Direct Loans
Gross Balance
 Outstanding                  $ 4,753,330                $ 4,831,355

Delinquencies

30 to 59 days         $  52,074    1.10%           $ 49,542     1.03%
60 to 89 days            46,896    0.99%             28,770     0.60%
90 + days                20,869    0.43%             19,521     0.40%
                      -------------------          -------------------
Total Delinquencies   $ 119,839                    $ 97,833

*Total Delinquencies
 as a percent of
 outstanding balance               2.52%                        2.03%



The delinquency percentage for contracts more than thirty days past due for the period ended December 31, 2002 decreased to 3.07% from 3.55% for the period ended December 31, 2001. The delinquency percentage for direct loans more than thirty days past due for the period ended December 31, 2002 increased to 2.52% from 2.03% for the period ended December 31, 2001.

The Company does not give much consideration to short-term trends in delinquency percentages when evaluating reserve levels. Delinquency percentages tend to be very volatile and often are not necessarily an indication of future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific pool performance and recent trends as leading indicators to future performance of the portfolio.



Income Taxes

  The Company's effective tax rate remained relatively consistent at 36.97% and 37.34% for the three and nine month periods ended
December 31, 2002 compared to 36.85% and 37.34% for the three and nine months ended December 31, 2001.

Liquidity and Capital Resources

The Company's cash flows for the nine months ended December 31, 2002 and December 31, 2001 are summarized as follows:

                             Nine months ended     Nine months ended
                             December 31, 2002     December 31, 2001
                            -------------------   -------------------
  Cash provided by(used in):
     Operating Activities-      $39,753,348           $35,256,770
     Investing Activities -
     (purchase of Contracts)    (43,278,013)          (38,332,869)
     Financing Activities         4,212,267             3,146,007

     Net increase in cash           687,602                69,908



      The  Company's  primary use of working capital  during  the three months ended December 31, 2002 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of Credit. The Line of Credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of December 31, 2002 the Company had approximately $17.7 million available under the Line of Credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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

Future Expansion

       The Company currently operates twenty-eight branch locations, sixteen in the State of Florida, three in the State of Georgia, three in the State of North Carolina, one in the state of South Carolina and five in the state of Ohio. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7,500,000 in outstanding receivables. To date two of our branches have reached this capacity.

 The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company's portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving Line of Credit arrangement, either with its current lender or another lender. The Company, from time to time, has and will meet with private investors and financial institutions that specialize in investing in subordinated debt. The Company also intends to continue its policy of not paying dividends and using earnings from operations to purchase
Contracts or make direct consumer loans. The Company believes opportunity for growth continues to exist in Georgia, North Carolina, South Carolina and Ohio and intends to continue its expansion activities in those states. The Company has expanded its automobile financing program in the State of Ohio to include 5 branch locations and will continue to pursue seeking markets in Ohio for further expansion. The Company is currently pursuing purchasing Contracts in the State of Michigan and South Carolina utilizing employees who reside in those States, respectively. These employees are developing their respective markets and the Company has created a Central Buying Office in its Corporate Headquarters in Clearwater Florida to purchase, process and service these Contracts. The Company's strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. No assurances can be given, however, that any further such expansion will occur.

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

          (b)  Reports on Form 8-K -  None

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on February 14, 2003.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: February 14, 2003       /s/Peter L. Vosotas
                                ------------------------------
                                Peter L. Vosotas
                                Chairman, President,
                                Chief Executive Officer
                                (Principal Executive Officer)



  Date: February 14, 2003       /s/Ralph T. Finkenbrink
                                ------------------------------
                                Ralph T. Finkenbrink
                                (Principal Accounting Officer)

                          CERTIFICATION

I, Peter L. Vosotas, certify that:

     1.I have reviewed this quarterly report on Form 10-QSB of Nicholas
       Financial, Inc.;

     2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

     6.The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003            /s/Peter L. Vosotas
                                   --------------------------
                                   Peter L. Vosotas
                                   Principal Executive Officer

                          CERTIFICATION

I, Ralph T. Finkenbrink, certify that:

     1.I have reviewed this quarterly report on Form 10-QSB of Nicholas
       Financial, Inc.;

     2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

     6.The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003          /s/Ralph T. Finkenbrink
                                 ------------------------------
                                 Ralph T. Finkenbrink
                                 Principal Accounting Officer

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

Exhibit 99.1


         Written Statement of the Chief Executive Officer
                   Pursuant to 18 U.S.C.  1350

   Solely for the purposes of complying with 18 U.S.C. 1350, I , the undersigned Chief Executive Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Peter L. Vosotas
------------------------------
Peter L. Vosotas
Chief Executive Officer
February 14, 2003

Exhibit 99.2


        Written Statement of the Chief Financial Officer
                   Pursuant to 18 U.S.C.  1350

   Solely for the purposes of complying with 19 U.S.C. 1350, I , the undersigned Chief Financial Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Ralph T. Finkenbrink
------------------------------
Ralph Finkenbrink
Chief Financial Officer
February 14, 2003