Form 10KSB
period 2003-03-31
NICHOLAS FINANCIAL INC
filed 2003-06-30
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                           FORM 10-KSB

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
                                 1934

               For the fiscal year ended March 31, 2003


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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X    No
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. The issuer's revenues for its most recent fiscal year ended March 31, 2003 were $22,376,875.As of May 30, 2003, 5,006,021 shares of the
Registrant's Common Stock, $0.01 par value, were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $16,635,000.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the issuer's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on August 6, 2003, expected to be filed with the Commission pursuant to Regulation 14A on or about July 9, 2003, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.
Transitional Small Business Disclosure Format  (check one) :  Yes
No  X

                 (This page intentionally left blank)

                       NICHOLAS FINANCIAL, INC.

                       FORM 10-KSB ANNUAL REPORT

                           TABLE OF CONTENTS
PART I                                                   Page No.

     Item 1.      Description of Business.....................3
     Item 2.      Description of Properties..................13
     Item 3.      Legal Proceedings..........................13
     Item 4.      Submission of Matters to a Vote
                   of Security Holders.......................13

PART II

     Item 5.      Market for Common Equity and Related
                   Stockholder Matters.......................14
     Item 6.      Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations.............................15
     Item 7.      Financial Statements.......................27
     Item 8.      Changes In and Disagreements With
                   ccountants on Accounting and
                   Financial Disclosure......................49

PART III

     Item 9.      Directors, Executive Officers,
                   Promoters and Control Persons;
                   Compliance with Section 16 (a)
                   of the Exchange Act.......................49
     Item 10.     Executive Compensation.....................49
     Item 11.     Security Ownership of Certain Beneficial
                   Owners, Management and Related Stockholder
                   Matters...................................50
     Item 12.     Certain Relationships and Related
                   Transactions..............................50
     Item 13.     Exhibits and Reports on Form 8-K...........51
     Item 14.     Controls and Procedures....................54
     Item 15.     Principal Accountant Fees and Services.....54

Forward-Looking Information

      This report on Form 10-KSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries ("the Company"), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, demand for consumer financing in the markets served by the Company, the Company's products and services, increases in the default rates experienced on retail installment sales Contracts, regulatory changes in the Company's existing and future markets, and the Company's ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company's reports on Forms 10-QSB, 8-K and 10-KSB and annual reports to shareholders.

                               PART I
Item 1.     Description of Business

General

      Nicholas Financial, Inc. ("Nicholas Financial-Canada") is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. ("Nicholas Financial") and Nicholas Data Services, Inc., ("NDS"). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing installment sales Contracts ("Contracts") for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct consumer loans and sells consumer-finance related products ("Insurance Products"). NDS is engaged in designing, developing, marketing and supporting industry specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial's financing activities accounted for approximately 99% and 98% of consolidated revenues for each of the fiscal years ended March 31, 2003 and 2002. NDS's activities accounted for approximately 1% and 2% of such revenues during the same periods.

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

     The Company's automobile finance programs are currently conducted in Florida, Georgia, North Carolina, South Carolina, Ohio and Michigan only under the name Nicholas Financial, Inc. The Company currently operates fifteen branch offices in Florida, three branch offices in Georgia, three branch offices in North Carolina, one branch in South Carolina, and five branches in Ohio. As of March 31, 2003 the Company had non-exclusive agreements with approximately 750 dealers for the purchase of individual retail installment sales Contracts that meet the Company's financing criteria. The dealer agreements require the dealer to originate Contracts in accordance with the Company's guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other then through the existence of limited representation and warranties of the dealer.

     The obligors under the Contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service Contracts, accident and health insurance and/or credit life insurance, are generally financed over a period of 12 to 66 months. Accident and health insurance coverage enables the borrower to make required payments under the Contract in the event the borrower becomes unable to work because of illness or accident and credit life insurance pays the borrower's obligations under the Contract upon his or her death.

      The Company purchases Contracts from the automobile dealer at a negotiated price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the creditworthiness of the purchaser. In certain markets, competition determines the discount that the Company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2003, the Company's loan portfolio consists exclusively of Contracts purchased without recourse to the dealer. Although all the Contracts in the Company's loan portfolio were acquired without recourse, the dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

      The Company purchases a Contract only after the dealer and the Company arrive at a negotiated price for the Contract and the dealer has provided the Company with the requisite proof that the vehicle is properly titled, that the Company has a perfected first priority lien on the financed vehicle, that the customer has obtained the required collision insurance naming the Company as loss payee and that the installment sales Contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract.

      The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as the loss payee, with a deductible of not more than $500. The Company does not offer collision insurance. Both the Company and the dealers offer purchasers of vehicles certain other "add on products". These products are offered by the dealer on behalf of the Company or by the automobile dealer on behalf of the dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, gap insurance, credit life insurance, credit accident and health insurance and credit property insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract. As of March 31, 2003 and 2002, approximately 33% and 19%, respectively, of the borrowers under Contracts in the Company's loan portfolio had elected to purchase such "add on products".

      The following table sets forth certain information for each of the fiscal years ended March 31, 2003 and 2002 respectively, relating to the Company's automobile finance business:

Contract Procurement

The Company purchases Contracts in the states listed below. The amounts shown in the table below represent the total face value of Contracts acquired. The Company has fifteen branch locations in Florida and does not have plans for significant additional expansion in Florida. The Company has been expanding its Contract procurement in North Carolina, South Carolina, Ohio and Michigan. Please see "Future Expansion."

The Contracts purchased by the Company are predominately for used vehicles,less than 3% were new. The average model year collateralizing the portfolio as of March 31, 2003 and 2002 was a 1999and 1998 vehicle, respectively. Contracts purchased and originated are shown at face value.

         Maximum allowable           Fiscal years ended March 31,
 State   interest rate (1)            2003                2002
---------------------------------------------------------------------
FL         30%                    $37,230,822         $39,591,216
GA         29%                      7,880,717           7,088,402
NC         29%                      7,618,287           6,911,208
SC         29%                      2,788,167           1,213,691
OH         25%                      8,484,637           1,766,272
VA         29%                        134,636             365,079
MI         25%                       291, 994                   -
---------------------------------------------------------------------
Total                             $64,429,260         $56,935,868
=====================================================================



      (1)The allowable maximum interest rates by State i s subject to change and are governed by the individual states the Company conducts business in.


                                          Fiscal year ended
                                              March 31,
Contracts                              2003                2002
----------------------------------------------------------------
Purchases                        $64,429,260          $56,935,868
Weighted APR                          24.22%               24.57%
Average Discount                       8.91%                8.66%
Average Term (months)                     43                   41
Average Loan                          $8,102               $8,230
Number of Contracts                    7,952                6,918


Direct Loans

      The Company is licensed to originate direct consumer loans in Florida, Georgia and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 - $6,000 and are generally secured by a lien or by household goods. The majority of direct loans are originated with current or former borrowers under the Company's automobile financing program. The typical direct loan has significantly better credit risk due to the historical payment history with the Company. The Company does not have a direct consumer loan license in Ohio, South Carolina or Michigan. Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. The Company expects to make a decision in the coming fiscal year on whether or not to pursue a direct loan license for Ohio. The Company does not expect to pursue a direct loan license in any other states during the next fiscal year. The size of the loan and maximum interest rate that can be charged varies from state to state in which the Company does possess a direct loan license. The average loan made to date by the Company had an initial principal balance of approximately $3,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The Company offers loans primarily to borrowers under the Contracts previously purchased by the Company. In deciding whether or not to make a loan, the Company considers the individual's credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because approximately 90% of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The direct consumer loan program was implemented in April 1995 and currently accounts for less than 5% of total annual revenue for the Company. As of March 31, 2003, loans made by the Company pursuant to its direct consumer loan program constituted approximately 3% of the aggregate principal amount of the Company's loan portfolio.

      In connection with its direct consumer loan program, the Company also offers health and accident insurance coverage and credit life insurance to borrowers. Borrowers in approximately 79% of the 1,424 direct consumer loan transactions outstanding as of March 31, 2003 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the borrower.

      The following table sets forth certain information for each of the fiscal years ended March 31, 2003 and 2002 respectively, relating to the Company's direct consumer loan business:


                              Fiscal year ended
                                  March 31,
Direct loan originations      2003          2002
----------------------------------------------------
 Originations              $3,647,074    $4,100,181
 Weighted APR                  26.29%        26.00%
 Average Term (months)             27            29
 Average Loan                  $2,965        $3,203
 Number of Contracts            1,230         1,280


Financing Sources

      The Company finances the acquisition of Contracts with retained earnings, cash flow from operations, loans from investors, insiders, and a revolving line of credit with Bank of America. In June 2002, the Company extended the maturity date with Bank of America until November 30, 2004.

      The Bank of America line of credit is secured by all assets of the Company. The interest rate payable by the Company on funds drawn under the line of credit is based on either the current prime rate plus 25 basis points as published by Bank of America or several Libor pricing options. In addition to interest, the Company also pays a monthly fee to Bank of America equal to .25% of the amount available under the line of credit that has not been drawn upon. As of March 31, 2003, the Company had drawn approximately $60 million under the line of credit.

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

      Upon credit approval of the customer and the receipt of all required title and insurance documentation, the Company pays the dealer for the Contract. The Company typically purchases the Contract for a price that approximates the wholesale value of the automobile being financed. The amount the Company is willing to pay a dealer for a particular Contract depends upon the credit rating of the customer. The Company will pay more (e.g. purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. The discounts from the initial principal amount of Contracts purchased by the Company range from 1% to 15% and have averaged approximately 9% during the last two fiscal years.

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

      The Company's Management Information Services personnel maintain a number of reports to monitor compliance by borrowers with their obligations under Contracts and direct loans made by the Company. These reports may be accessed on a real-time basis throughout the Company by management personnel, including Branch Managers and staff, at computer terminals located in the main office and each branch office. The reports include: delinquency aging reports, insurance due reports, customer promises reports, vehicle information reports, purchase reports, dealer analysis reports, static pool reports, and repossession reports.

      A delinquency report is an aging report that provides basic information regarding each account and indicates accounts that are past due. The report includes information such as the account number, address of the borrower, home and work phone numbers of the borrower, original term of the Contract, number of remaining payments, outstanding balance, due dates, date of last payment, number of days past due, scheduled payment amount, amount of last payment, total past due, and special payment arrangements or agreements.

      Accounts that are less than 120 days matured are included on the delinquency report on the first day that the Contract is contractually past due. After an account has matured more than 120 days, it is not included on the delinquency report until it is 11 days past due. Once an account becomes 30 days past due, repossession proceedings are implemented unless the borrower provides the Company with an acceptable explanation for the delinquency and displays a willingness, an ability to make the payment, and an agreed upon plan to return the account to current status. When an account is 60 days past due, the Company ceases recognition of income on the Contract and repossession proceedings are initiated. At 120 days delinquent, if the vehicle has not yet been repossessed, the account is written off. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. It instead appears on the Company's repossession report and is sold, either at auction or to an automobile dealer.

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

      The Company's policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days
delinquent   and  the  borrower  has  not  made  payment  arrangements
acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the branch manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by their District Manager, it must then be approved by a corporate officer. The repossessor delivers the vehicle to a secure location specified by the Company where it is held. The Company maintains relationships with several licensed repossession firms which repossess vehicles for fees
that  range  from  $150  to  $350 for each  vehicle  repossessed.   As
required by Florida, Georgia, North Carolina, South Carolina and Ohio law, the customer is notified by certified letter the vehicle has been repossessed and to regain the vehicle they must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter. The minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses associated with the repossession incurred by the Company. If satisfactory arrangements for return of the vehicle are not made within the statutory period, the Company then sends title to the vehicle to the state title transfer department, which then registers the vehicle in the name of the Company. The Company then either sells the vehicle to a dealer or has it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time the Company takes possession of a vehicle and the time it is sold by a dealer or at auction. When the Company determines that there is a reasonable likelihood of recovering part or all of any deficiency against the borrower under the Contract, it pursues legal remedies available to it including lawsuits, judgement liens and wage garnishments. Historically, the Company has recovered approximately 10-15% of deficiencies from such borrowers. Proceeds from the disposition of the vehicles are not included in the percentage range shown above.

Marketing and Advertising

      The Company's Contract marketing efforts are directed toward automobile dealers. The Company attempts to meet dealers' needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 25-mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising for the purchase of Contracts such as radio or newspaper advertisements.

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

Strategy

      The Company's principal business strategy is to continue its growth and to increase its profitability through greater penetration in its current markets, controlled geographic expansion into new markets and selective portfolio acquisitions. As of the date of this report, the Company has no commitments or agreements in principle with respect to any portfolio acquisitions. The Company also intends to continue its expansion through the increased origination of additional direct consumer loans. The Company is currently expanding its automobile financing program in the States of Michigan and South Carolina. The Company has targeted certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company is currently purchasing
Contracts utilizing employees who reside in these states. These employees are developing their respective markets and the Company has created a Central Buying Office in its Corporate Headquarters to purchase, process and service these Contracts. The Company's strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. No assurances can be given, however, that any further such expansion will occur. The Company is also analyzing other markets in states the Company does not currently operate in, however, no assurances can be given that any expansion will occur in these new markets.

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

     The Company's target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history, the vehicle's mileage or age. The Company has been able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies which purchase automobile receivables in that market segment. Because of the daily contact that many of its employees have with automobile dealers located throughout the market areas served by it, the Company is generally aware of the terms upon which its competitors are offering to purchase Contracts. The Company's policy is to modify its terms if necessary to remain competitive. The Company will not sacrifice credit quality, its purchasing criteria or prudent business practices in order to meet the competition or be driven by unrealizable growth expectations. The Company expects to analyze new lending programs and marketing methods which may be implemented with the objective of increasing profits and or its market share, including the possibility of offering to purchase portfolios of seasoned Contracts from dealers in bulk transactions from $100,000 to $10,000,000.

     The Company's ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 750 dealers that the Company has Contractual relationships with accounted for over 3% of its business volume for either of the fiscal years ended March 31, 2003 or 2002.

Regulation

      The Company's financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that must be followed by the Company in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company's operations have been conducted exclusively in the states of Florida, Georgia, North Carolina, South Carolina, Ohio and Michigan. Accordingly, the laws of such states as well as applicable federal laws, govern the Company's operations. Compliance with existing laws and regulations applicable to the Company has not had a material adverse effect on the Company's operations to date. Management believes that it maintains all requisite licenses and permits and is in material compliance with all applicable local, state and federal regulations.

     The Company maintains a Retail Installment Seller's License and a Sales Finance Company License with the Florida Department of Banking and Finance, the Georgia Secretary of State (Business Services & Regulation), the North Carolina Secretary of State, the South Carolina Secretary of State, the Ohio Secretary of State and the Michigan Department of Revenue. Pursuant to regulations of the State of Florida governing the Company's financing business activities, the Department of Banking and Finance conducts an on site audit of each of the Company's Florida branches periodically to monitor compliance with the applicable regulations. The regulations govern, among other matters, licensure requirements, requirements for maintenance of proper records, payment of required fees to the States of Florida, Georgia, North Carolina, South Carolina, Ohio and Michigan, maximum interest rates that may be charged on loans to finance used vehicles and proper disclosure to customers regarding financing terms.


Employees

      The Company's executive management and various support functions are centralized at the Company's Corporate Headquarters in Clearwater, Florida. As of March 31, 2003 the Company employed a total of 133 persons, five of whom work for NDS and 128 of whom work for Nicholas Financial. The Company provides paid holidays, vacation, sick time, jury time, health and life insurance, long-term disability insurance, dental insurance and a retirement plan that includes a Company matching formula on employee contributions as well as a Company profit sharing contribution for all qualified employees. No employees are covered by a collective bargaining agreement and the Company believes it has good relations with its employees.

Item 2. Description of Properties

     The Company leases its Headquarters and branch office facilities. Its Headquarters, located at 2454 McMullen Booth Road, Building C in Clearwater, Florida, consist of approximately 9,959 square feet. The Company occupies the space pursuant to a lease that commenced on January 1, 2000 and was amended on November 25, 2002. The amended lease expires in January 2008.

      Each of the Company's 27 branch offices located in Florida, Georgia, North Carolina, South Carolina and Ohio consists of approximately 1,200 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from two to five years at annual rates ranging from approximately $8.00 to $16.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.


Item 3. Legal Proceedings

     The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, in the opinion of management, will have a material adverse effect on the Company's business, financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

                               PART II


Item 5. Market for Common Equity and Related Stockholder Matters

     Since December 23, 1997, the Company's Common Stock has traded on the NASDAQ SmallCap System. Effective May 5, 1999, the Company's trading symbol changed from "NICKF" to "NICK". Share information with respect to the Common Stock is set forth in the table included below.

      As of March 31, 2003, there were approximately 500 holders of record of the Company's Common Stock. Holders of Common Stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefore. To date, it has been the Company's policy to retain earnings to finance the growth of its business. Accordingly, the Company has not declared or paid any cash dividends since its inception and does not anticipate declaring or paying any cash dividends in the foreseeable future. Any dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, capital requirements, requirements of the Company's lenders, statutory restrictions and other factors deemed relevant by the Company's Board of Directors. The Company's line of credit prohibits the payment of dividends without written approval from the Company's consortium of lenders.

     The following table reflects the high and low sale prices for the Company's Common Stock for each of the periods indicated as reported by the NASDAQ Stock Market.
Price Range of Common Stock:

                                             High        Low
Fiscal Year ended March 31, 2003
     First Quarter ............             $6.09       $3.95
     Second Quarter.........                 5.34        4.01
     Third Quarter...........                4.34        3.85
     Fourth Quarter............              4.08        3.72

                                             High        Low
Fiscal Year ended March 31, 2002
     First Quarter ............             $3.75       $2.40
     Second Quarter.........                 5.50        3.15
     Third Quarter...........                4.75        3.54
     Fourth Quarter............              4.50        3.65


     The information set forth in the second paragraph (and accompanying table) under the caption "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters" of this Annual Report on Form 10-KSB is incorporated herein by reference.

Critical Accounting Policy

     The Company's critical accounting policy relates to the allowance for losses on loans. It is based on management's opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and unearned income and a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management's estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Consolidated net income increased in the fiscal year ended March 31, 2003 to $4,281,394 or $0.81 per diluted share from $3,932,139 or
$0.75 per diluted share in the fiscal year ended March 31, 2002. Earnings for the year were favorably impacted by significant growth in the outstanding loan portfolio. The following table sets forth certain financial data:




                                             Year ended March 31
 Select Portfolio Information                2003            2002
--------------------------------------------------------------------
Average Net Finance Receivables(1)       $97,806,772       $84,388,641
Average Indebtedness(2)                   57,335,767        50,907,525
Total Finance Revenue(3)                  22,048,535        19,852,758
Interest Expense                           3,936,042         3,898,400
                                          ----------------------------
Net Finance Revenue                       18,112,493        15,954,358
Weighted average Contractual rate(5)          23.65%            23.93%
Gross Portfolio Yield(4)                      22.54%            23.53%
Average Cost of Borrowed Funds(2)              6.86%             7.66%
Provision for Credit Losses
 as a Percentage of Average Net
 Finance Receivables                           2.26%             2.27%
Net Portfolio Yield(4)                        16.26%            16.64%
Operating Expenses as a
 Percentage of Average Net
 FinanceReceivables (6)                        9.16%             9.09%
Pre-tax Yield as a Percentage of
 Average Net Finance Receivables(7)            7.10%             7.55%

Write-off to Liquidation(8)                    9.32%             8.62%
Net Charge-Off Percentage(9)                   8.13%             7.63%


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

(3) Does not include revenue generated by the Company's software subsidiary "NDS". See page 17 for detail on NDS revenue for the year ended March 31, 2003 and 2002, respectively.

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

(6) Does not include operating expenses of $426,349 and $466,775 associated with the Company's software subsidiary "NDS for the year ended March 31, 2003 and 2002, respectively

(7) Pre-tax  yield  represents  net portfolio  yield  minus  operating
    expenses as a percentage of interest earning      assets

(8)      Liquidation  is defined as beginning receivable balance  plus
    current  period  purchases  minus voids  and     refinances  minus
    ending receivable balance.

(9) Net charge-off percentage represents net charge-offs divided by average net finance receivables outstanding during the period.

Fiscal 2003 compared to Fiscal 2002

Interest Income and Loan Portfolio

     Interest income on finance receivables, predominantly finance charge income, increased 11% to $22.0 million in fiscal 2003 from $19.9 million in fiscal 2002. The net finance receivable balance totaled $86.2 million at March 31, 2003, an increase of 13% from $76.1 million at March 31, 2002. The gross finance receivable balance increased 13% to $136.7 million at March 31, 2003 from $120.5 million at March 31, 2002. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The primary reason net finance receivables increased was the opening of five additional offices and the increased receivable base of several existing branch offices.

Computer Software Business

       In fiscal 2003, the revenues of NDS were $328,340 compared with fiscal 2002 revenues of $365,367, a decrease of 10%. Operating loss for fiscal 2003 was $(8,009) compared with an operating loss of $(11,408) for fiscal 2002. The Company expects both operating revenues and income of NDS to remain relatively stable, although no assurances can be given in this regard.

Operating Expenses

     Operating expenses excluding provision for credit losses and interest expense increased to $9.4 million in fiscal 2003 from $8.1 million in fiscal 2002. This increase of 15% was primarily attributable to the opening of five additional branch locations, increasing the number of employees in several existing branch locations and also increasing the number of corporate personnel. The Company increased its work force from 118 employees at the end of fiscal 2002 to 133 employees at the end of fiscal 2003.

Interest Expense

     Interest expense was $3.9 million in fiscal 2003 as compared to $3.9 million in fiscal 2002. The reason interest expense did not increase even though there was an increase in average outstanding borrowings from $50.9 million to $57.3 million was due to a decrease in the average cost of borrowed funds. The average cost of borrowed funds decreased from 7.66% for fiscal 2002 to 6.86% for fiscal 2003.

Analysis of Credit Losses

    Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 68 Contracts with an aggregate initial principal amount of approximately $550,937. As of March 31, 2003, the Company had 429 active pools.

     The Company pools Contracts according to branch location because the branches purchase Contracts in different markets located in Florida, Georgia, North Carolina, South Carolina, Ohio and Michigan. All Contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market.

     Contracts are purchased from many different dealers and are all purchased on an individual Contract by Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of State maximum interest rates or the maximum interest rate at which the customer will accept. In certain markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company only buys Contracts on an individual basis and never purchases Contracts in batches.

     Dealer discount represents the difference between the face value of an installment Contract and the amount of money the Company actually pays the dealer for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount relates to credit quality, and is therefore considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a pool which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For pools not fully liquidated, that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the pool. Reserves accreted into income for the year ended March 31, 2003 were $2,214,826 compared to $2,923,505 for the year ended March 31, 2002. The reason for this decrease was an increase in the charge-off rate for the year ended March 31, 2003 to 9.32% from 8.62% for the year ended March 31, 2002.

     The Company has definitive underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are very
specific  and  result  in  all  loan  purchases  having  common   risk
characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes an internal audit department to assure adherence to its underwriting guidelines. The Company utilizes the branch model which allows for Contract purchasing to be done on the branch level. Each Branch Manager may interpret the guidelines differently and as a result the common risk characteristics will be the same on an individual branch level but not necessarily compared to another branch.

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

    The Company has experienced higher losses during the fiscal year ended March 31, 2003, although not to the extent management had anticipated. This resulted in more mature static pools having reserves in excess of estimates currently needed to liquidate these pools. The Company is in the process of accreting these excess reserves from these more mature pools over the remaining life of the pools. Static pools originated during the fiscal year ended March 31, 2003 have seen higher losses than their most recent predecessors, however, these specific pools still have adequate reserves even though the spread between reserve percentage and write-off percentage has tightened. The Company's overall reserve percentage has increased from 12.92% of gross receivables as of March 31, 2002 to 13.17% of gross receivables as of March 31, 2003.

The following table sets forth a reconciliation of the changes in dealer discount on Contracts.

                                       Year ended March 31,
                                        2003         2002
                                  -----------------------------
Balance at beginning of period     $11,259,898     $10,306,699
Discounts acquired on new volume    10,534,472       9,384,892
Losses absorbed                     (8,401,071)     (6,536,368)
Recoveries                           1,068,556         886,451
Reserves accreted                   (2,067,766)     (2,781,776)
                                   ----------------------------
Balance at end of period           $12,394,089     $11,259,898
                                   ============================
Dealer discount as a
 percent of gross
 Finance receivables                     9.37%           9.73%
                                   ============================



The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

                                      Year ended March 31,
                                       2003         2002
                                  --------------------------
Balance  at  beginning of period    $4,105,174   $3,145,470
Current period provision             1,911,855    1,728,786
Losses absorbed                       (588,348)    (769,082)
                                    ------------------------
Balance at end of period            $5,428,681   $4,105,174
                                    ========================
Allowance as a percent of
 gross Finance receivables               4.10%        3.55%
                                    ========================


The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct loans.

                                 Year ended March 31,
                                   2003         2002
                                --------------------------
Balance at beginning of period    $200,612     $319,545
Current period provision           302,004      184,132
Losses absorbed                   (208,802)    (177,012)
Recoveries                          29,372       15,676
Reserves accreted                 (147,060)    (141,729)
                                  ----------------------
Balance at end of period          $176,126     $200,612
                                  ======================
Reserves as a percent
of gross Finance receivables         4.04%        4.20%
                                  ======================

Total reserves at end of period  $17,998,896  $15,565,684
                                 ========================
Reserves as a percent of gross
  Finance receivables               13.17%       12.92%
                                 ========================


     The average dealer discount associated with new volume for the years ended March 31, 2003 and 2002 were 8.91% and 8.66%, respectively. The Company does not consider these changes to be material and such changes are not the result of any change in buying philosophy or competition.

     The provision for credit losses increased for the year ended March 31, 2003 to $2,213,859 compared to $1,912,918 for the year ended March 31, 2002. This increase is primarily attributed to an increase in the Net Finance Receivable balance from $76.1 million at March 31, 2002 to $86.2 million at March 31, 2003. To a lesser extent, the provision for credit losses increased as a result of certain static pools reaching reserve levels below Company estimates to absorb future credit losses. In these instances, the Company increased reserves related to specific static pools through a direct charge to income through the provision.

     The Company's losses as a percentage of liquidation increased from 8.62% for the fiscal year ended March 31, 2002 to 9.32% for the fiscal year ended March 31, 2003. The Company anticipates portfolio performance will deteriorate in the near term but will stabilize over the longer term, unless the overall economic conditions and unemployment rate continues to deteriorate from current levels. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the current fiscal year that would have contributed to the rise in losses. The delinquency percentage for Contracts more than thirty days past due for the fiscal year ended March 31, 2003 decreased to 2.20% from 2.32% for the fiscal year ended March 31, 2002. The delinquency percentage for direct loans more than thirty days past due for the fiscal year ended March 31, 2003 increased to 2.22% from 0.86% for the fiscal year ended March 31, 2002. The Company does not give significant consideration to short-term trends in delinquency when evaluating reserve levels. Delinquency percentages tend to be very volatile and often are not necessarily an indication of future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific pool performance and recent trends as leading indicators to future performance of the portfolio.

     Recoveries as a percentage of current year losses were 11.9% and 12.1% for the years ended March 31, 2003 and 2002, respectively. Recoveries as a percent of losses have been declining and as the Company continues to expand, it has become more difficult to implement the loss recovery model in geographic areas further away from the Company's corporate headquarters.

      Reserves accreted into income for the year ended March 31, 2003 and 2002 were $2,214,826 and $2,923,505, respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen deterioration in the performance of the portfolio, more specifically, static pools more than fifty percent liquidated have seen an increase in the default rate when compared to prior year pool performance during their same liquidation cycle. The Company attributes this increase to overall general economic conditions and more specifically to the increased unemployment rate in the markets in which the Company does business.

      The current unemployment rate compared to last year has risen slightly. The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not anticipate the unemployment level to rise significantly in the future nor does it expect it to drop significantly in the future, therefore the Company does not plan on increasing or decreasing reserves based on the current unemployment rate. The number of voluntary repossessions increased for the year ended March 31, 2003 as compared to the year ended March 31, 2002, however the Company experienced stabilization in the number of voluntary repossessions in the fourth quarter ended March 31, 2003. As a result of this stability the Company believes the current reserve levels are adequate in this regard. The number of bankruptcy filings decreased slightly in the first six months of the fiscal year ended March 31, 2003 as compared to the first six months of the fiscal year ended March 31, 2002, however the last six months of the fiscal year ended March 31, 2003 saw a slight increase in the percentage of bankruptcy filings as compared to the last six months of the fiscal year ended March 31, 2002. The Company believes the percentage of bankruptcy filings as a percentage of active receivables will stabilize in the coming fiscal year, as a result management believes current reserve levels reflect these assumptions.

      The amount of future unearned income represents the amount of finance charges the Company expects to fully earn over the life of the current portfolio, and is computed as the product of the Contract rate, the Contract term, and the Contract amount. The Company aggregates the Contracts purchased during a three-month period for all of its branch locations, after the analysis of purchase date accounting is complete, any uncollectable amounts would be contemplated in the allowance for credit losses.

      The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:


                                   Year Ended           Year Ended
                                  March 31, 2003       March 31, 2002
                                ---------------------------------------
Contracts
Gross Balance Outstanding            $132,316,816          $115,683,683


                            Dollar                   Dollar
Delinquencies               Amount      Percent      Amount     Percent
-------------             ----------------------------------------------
30 to 59 days               $2,166,719   1.64%     $2,004,990    1.73%
60 to 89 days                  551,838   0.42%        400,486    0.35%
90 + days                      180,499   0.14%        276,096    0.24%
                           -----------   -----     ----------   ------
Total Delinquencies         $2,899,056             $2,681,572

Total Delinquencies as a
percent of outstanding balance           2.20%                  2.32%

Direct Loans
Gross Balance Outstanding              $4,357,032            $4,771,275

Delinquencies

30 to 59 days                   50,199   1.15%         33,992   0.71%
60  to 89 days                   5,724   0.13%          5,081   0.11%
90 +  days                      40,987   0.94%          1,842   0.04%
                              ---------  -----        -------   -----
Total  Delinquencies           $96,910                $40,915

Total Delinquencies as a
percent of outstanding balance           2.22%                  0.86%



       The Company does not give significant consideration to short-term trends in delinquency when evaluating reserve levels. Delinquency percentages tend to be volatile and often are not necessarily an indication of future losses. The delinquency percentage for Contracts more than thirty days past due for the fiscal year ended March 31, 2003 decreased to 2.20% from 2.32% for the fiscal year ended March 31, 2002. The delinquency percentage for direct loans more than thirty days past due for the fiscal year ended March 31, 2003 increased to 2.22% from 0.86% for the fiscal year ended March 31, 2002. The Company estimates future portfolio performance by considering several factors. The most significant factors are described as follows: The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. The Company utilizes internal branch audits as an indication to future static pool performance: (See pg.7 "Underwriting Guidelines" for more information on branch location audits) The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators.

Income Taxes

      The provision for income taxes increased 9% to $2,556,188 in fiscal 2003 from $2,338,419 in fiscal 2002 primarily as a result of higher pretax income. The Company's effective tax rate increased from 37.29% in fiscal 2002 to 37.38% in fiscal 2003.


Net Income

      As a result of the above factors, net income increased from $3,932,139 in fiscal 2002 to $4,281,394 in fiscal 2003.


Liquidity and Capital Resources

The Company's cash flows for fiscal 2003 and 2002 are summarized as follows:

                                      Fiscal        Fiscal
                                        2003           2002
                            --------------------------------------
Cash provided by (used in):

  Operations                       $5,889,825       $7,291,571
  Investing activities -
   (primarily purchase of
    installment Contracts)        (12,611,588)     (13,166,260)
  Financing activities              7,151,735        5,605,733
                                  ------------------------------
  Net increase(decrease) in cash     $429,972        $(268,956)
                                  ==============================


      The Company's primary use of working capital during fiscal year 2003 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's $75 million line of credit. The line of credit, which expires in November 2004, is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of March 31, 2003 the Company had approximately $15 million available under the line of credit. Since inception, the Company has also funded a portion of its working capital needs from cash flows from operating activities.

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

Future Expansion

      The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company's portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving line of credit arrangement, either with its current lender or another lender. The Company, from time to time, has and will meet with private investors and financial institutions that specialize in investing in subordinated debt. The Company also intends to continue its policy of not paying dividends and using earnings from operations to purchase Contracts or make direct consumer loans. The Company believes that opportunity for growth continues to exist in Florida, Georgia, North Carolina, South Carolina and Ohio and intends to continue its expansion activities in those states. The Company is currently expanding its automobile financing program in the States of Michigan and South Carolina. The Company has targeted certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company is currently purchasing Contracts utilizing employees who reside in these states. These employees are developing their respective markets and the Company has created a Central Buying Office in its Corporate Headquarters to purchase, process and service these Contracts. The Company's strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. No assurances can be given, however, that any further such expansion will occur. As of the date of this report, the Company is considering opening a branch location outside of Detroit, Michigan, although no assurances can be given as to whether the Company will do so. The Company is also analyzing other markets in States the Company does not currently operate in, however no assurance can be given that any expansion will occur in these new markets.

Item 7. Financial Statements

The following financial statements are filed as part of this report (see pages 27-48)

  Report of Independent Certified Public Accountants..........27

  Audited Consolidated Financial Statements

  Consolidated Balance Sheets.................................28
  Consolidated Statements of Income...........................29
  Consolidated Statements of Shareholders' Equity.............30
  Consolidated Statements of Cash Flows.......................31
  Notes to Consolidated Financial Statements..................32

     Report of Independent Certified Public Accountants

To the Board of Directors of
Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nicholas Financial, Inc. and subsidiaries at March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                               /s/Ernst & Young



June 9, 2003
Tampa, Florida


            Nicholas Financial, Inc. and Subsidiaries
                   Consolidated Balance Sheets



                                                     March 31
                                                 2003         2002
                                            -------------------------
Assets
Cash	                                    $     481,211  $    51,239
Finance receivables, net                     86,178,112   76,067,387
Accounts receivable                              16,228       14,444
Assets held for resale                          319,788      227,008
Prepaid expenses and other assets               317,485      289,645
Property and equipment, net                     467,596      370,849
Deferred income taxes                         2,256,508      928,310
                                            -------------------------
Total assets                                $90,036,928  $77,948,882
                                            =========================

Liabilities and shareholders' equity
Line of credit                              $60,160,238  $53,273,426
Drafts payable                                  664,520      419,116
Notes payable-related party                     808,610      542,282
Accounts payable                              3,070,876    3,400,859
Derivatives                                   2,219,480    1,151,458
Income taxes payable                            105,875       69,852
Deferred revenues                               916,889      655,556
                                            -------------------------
Total liabilities                            67,946,488   59,512,549

Shareholders' equity:

Preferred stock, no par: 5,000,000 shares
 authorized;none issued and outstanding	            -            -
Common stock, no par: 50,000,000 shares
 authorized; 5,006,021 and 4,993,764 shares
 issued and outstanding, respectively         4,452,693    4,402,960
Other comprehensive loss	               (1,402,345)    (725,325)
Retained earnings                            19,040,092   14,758,698
                                            -------------------------
Total shareholders' equity                   22,090,440   18,436,333
                                            -------------------------
Total liabilities and shareholders' equity  $90,036,928  $77,948,882
                                            =========================

See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries
                Consolidated Statements of Income


                                               Year ended March 31
                                                2003         2002
                                            -------------------------
Revenue:
 Interest income on finance receivables     $22,048,535   $19,852,758
 Sales	                                    328,340       365,367
                                            ---------------------------
	                                       22,376,875    20,218,125
Expenses:
 Cost of sales                                   83,904        78,615
 Marketing                                      654,569       565,626
 Administrative                               8,460,662     7,302,275
 Provision for credit losses                  2,213,859     1,912,918
 Depreciation                                   190,257       189,733
 Interest expense                             3,936,042     3,898,400
                                            -------------------------
                                             15,539,293    13,947,567
                                            -------------------------
Operating income before income taxes          6,837,582     6,270,558

Income tax expense:
 Current                                      3,884,386     2,195,841
 Deferred                                    (1,328,198)      142,578
                                            -------------------------
                                              2,556,188     2,338,419
                                            -------------------------
Net income                                   $4,281,394    $3,932,139
                                            =========================

Earnings per share:
 Basic                                             $.86          $.81
                                            =========================
 Diluted                                           $.81          $.75
                                            =========================

Weighted average shares - basic               5,004,055     4,869,078
                                            =========================
Weighted average shares - diluted             5,299,206     5,263,966
                                            =========================



See accompanying notes.

            Nicholas Financial, Inc. and Subsidiaries
         Consolidated Statement of Shareholders' Equity


                                                       Accumulated
                                                          Other         Total
                       Common Stock         Retained  Comprehensive  Shareholders'
                     Shares       Amount    Earnings      Loss          Equity
                    ---------------------------------------------------------------
Balance at
 April 1, 2001       4,634,216  $3,601,292  $        -  $10,826,559   $14,427,851
Issuance of
 common stock           35,534      64,488           -            -        64,488
Issued in
 connection with
 services rendered      13,404      26,800           -            -        26,800
Repurchase and
 retirement of
 common stock           (1,000)     (3,550)          -            -        (3,550)
Issued in connection
 with employee bonus
 plan                      500       2,135           -            -         2,135
Shares issued in
 connection with the
 conversion of debt    311,110     711,795           -            -       711,795
Net Income                   -           -           -    3,932,139     3,932,139
Mark to market -
 interest rate swaps         -           -    (725,325)           -      (725,325)
                                                                      -------------
Total comprehensive
 income                      -           -           -            -     3,206,814
                    ---------------------------------------------------------------
Balance at
 March 31, 2002      4,993,764   4,402,960    (725,325)  14,758,698    18,436,333
                    ---------------------------------------------------------------
Issuance of common
 stock                  21,667      47,717           -            -        47,717
Issued in connection
 with services
 rendered                   90         405           -            -           405
Repurchase and
 retirement of
 common stock           (9,500)    (38,012)          -            -       (38,012)
Income tax benefit
 on exercise of
 non-qualified
 stock options               -      39,623           -            -        39,623
Net income                   -           -           -    4,281,394     4,281,394
Mark to market -
 interest rate swaps         -           -    (677,020)           -      (677,020)
                                                                      -------------
Total comprehensive
 income                      -           -           -            -     3,604,374
                    ---------------------------------------------------------------
Balance at
 March 31, 2003      5,006,021  $4,452,693 $(1,402,345) $19,040,092   $22,090,440
                    ===============================================================



See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows


                                                Year ended March 31
                                                2003           2002
                                           ---------------------------
Cash flows from operating activities
Net income                                  $ 4,281,394    $ 3,932,139
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                  190,257        189,733
  Provision for credit losses                 2,213,859      1,912,918
  Deferred income taxes                        (917,635)       582,433
  Changes in operating assets and
   liabilities:
  Accounts receivable                            (1,784)            24
  Prepaid expenses and other assets            (120,620)        32,533
  Accounts payable                             (298,406)       589,843
  Drafts payable                                245,404         32,088
  Income taxes payable                           36,023        (23,967)
  Deferred revenues                             261,333         43,827
                                           ---------------------------
Net cash provided by operating activities     5,889,825      7,291,571

Investing activities
Purchase and origination of finance
 contracts                                  (60,795,789)   (56,104,016)
Principal payments received                  48,471,205     43,164,579
Purchase of property and equipment,
 net of disposals                              (287,004)      (226,823)
                                           ---------------------------
Net cash used in investing activities       (12,611,588)   (13,166,260)

Financing activities
Issuance of notes payable-related party         215,595         83,000
Net proceeds from line of credit              6,886,812      5,450,000
Sale of common stock                             49,328         72,733
                                           ---------------------------
Net cash provided by financing activities     7,151,735      5,605,733
                                           ---------------------------

Net increase (decrease) in cash                 429,972       (268,956)
Cash, beginning of year                          51,239        320,195
                                           ---------------------------
Cash, end of year                          $    481,211   $     51,239
                                           ===========================

Supplemental disclosure of noncash
 investing and financing activities
Stock issued in connection with services
 rendered                                  $        405   $     26,800
                                           ===========================
Conversion of debt to common stock                    -   $    700,000
                                           ===========================
Conversion of accrued interest to notes
 payable - related party                   $     50,733   $    191,274
                                           ===========================


See accompanying notes.


            Nicholas Financial, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements
                         March 31, 2003

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

Finance Receivables

Finance receivables purchased and  originated are recorded at cost.

Assets Held for Resale

Assets held for resale are stated at net realizable value and consist primarily of automobiles that have been repossessed by the Company and are awaiting final disposition. Automobiles repossessed are charged-off in the month in which the repossession occurred. Costs associated with repossession, transport and auction preparation expenses are charges reported under operating expenses in the period in which they were incurred. The Company maintains full responsibility for repossessions.

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

           Automobiles                   3 years
           Equipment                     5 years
           Furniture and fixtures        7 years
           Leasehold improvements     Lease term

        Nicholas Financial, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (continued)

Allowance for Loan Losses

The  allowance  for  loan  losses  is  increased by charges against
earnings  and decreased  by  charge-offs  (net of recoveries).   In
addition to the allowance for loan losses, a reserve for credit losses has been established using unearned interest and dealer discounts to absorb potential credit losses. To the extent actual credit losses exceed these reserves, a bad debt provision is recorded; and to the extent credit losses are less than the reserve, the reserve is accreted into income over the remaining estimated life of the pool. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Drafts Payable

Drafts payable represent checks disbursed for loan purchases which have not yet been funded through the line of credit. Amounts cleared within one to two business days of period end are then added to the line of credit.

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

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of March 31, 2003 and March 31, 2002 the amount of gross finance receivables not accruing interest was $575,554 and $424,827, respectively.

        Nicholas Financial, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Deferred revenues consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, road-side assistance programs, accident & health insurance, credit life insurance and forced placed automobile insurance. These commissions are amortized over the life of the contract using the effective annual interest method.

The Company attributes its entire dealer discount and a portion of unearned income to a reserve for credit losses. Such amounts reduce the interest income recognized over the life of the contract. The Company receives a commission for selling add-on services to consumer borrowers and amortizes the commission, net of the related costs, over the term of the loan using the interest method. The Company's net fees charged for processing a loan are recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method.

The amount of future unearned income represents the amount of finance charges the Company expects to fully earn over the life of the current portfolio, and is computed as the product of the contract rate, the contract term, and the contract amount. The Company aggregates the contracts purchased during a three-month period for all of its branch locations. After the analysis of purchase date accounting is complete, any uncollectable amounts would be contemplated in estimating the allowance for credit losses.

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

        Nicholas Financial, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)


Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:

                                                Year ended March 31
                                                 2003          2002
                                            ----------------------------
Numerator:
Numerator for basic earnings per share -
 Net income available to common stockholders   $4,281,394    $3,932,139
Effect of dilutive securities:
Convertible debt                                        -        17,491
                                            ----------------------------
Numerator for dilutive earnings per share -
 income available to common stockholders
 after assumed conversions	               $4,281,39     $3,949,630
                                            ============================
Denominator:
 Denominator for basic earnings per share -
  weighted average shares                      5,004,055      4,869,078
 Effect of dilutive securities:
    Employee stock options                       295,151        292,956
    Convertible debt                                   -        101,932
                                            ----------------------------
 Denominator for diluted earnings per
  share - adjusted weighted-average
  shares and assumed conversions               5,299,206      5,263,966
                                            ============================
Earnings per share - basic                          $.86           $.81
                                            ============================
Earnings per share - diluted                        $.81           $.75
                                            ============================


Stock Option Accounting

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stoc k option grants and to present the disclosure requirements relating to stock - based compensation plans required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123).

        Nicholas Financial, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (FAS 148) which amends FAS 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based-employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements concerning the effects of stock-based compensation. The effective date of FAS 148 is for fiscal years ending after December 15, 2002.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123:

                                                Year ended March 31
                                                   2003          2002
                                            ----------------------------
Net income                                     $4,281,394    $3,932,139
  Basic earnings per share                          $0.86         $0.81
  Fully diluted earnings per share                  $0.81         $0.75
Stock based employee compensation cost
  under the Fair Value Method                     $69,932      $102,825
Pro forma net income                           $4,211,462    $3,829,314
  Pro forma basic earnings per share                $0.84         $0.79
  Pro forma fully diluted earnings per share        $0.79         $0.73




The effects of applying FAS 123 for pro-forma disclosures are not likely to be representative of the effects on reported net income for future years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 were: expected volatility of 39%, risk-free interest rate of 4.92% and expected life of 7 years. No options were granted in 2003.

        Nicholas Financial, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company's financial instruments consist of finance receivables, accounts receivable, line of credit, notes payable-related party and accounts payable. For each of these financial instruments, the carrying value approximates its fair value.

The Company's financial instruments that are exposed to concentrations of credit risk are primarily finance receivables which are concentrated in the states of Florida, Georgia, North Carolina, South Carolina, Ohio and Michigan. The Company provides credit during the normal course of business and performs ongoing credit evaluations of it customers. The Company maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and a ssumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant of these estimates relates to the determination of the allowance for credit losses and related reserves. Actual results could differ from those estimates.

Accumulated Other Comprehensive Income

Prior to the adoption of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended, comprehensive net income equaled net income. Accumulated other comprehensive loss is composed entirely of the fair value of cash flow hedges, net of the related tax effect.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 2003 and 2002 was approximately $2,520,165 and $1,780,000, respectively. Cash paid for interest for the years ended March 31, 2003 and 2002 was approximately $3,743,113 and $3,972,000, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

        Nicholas Financial, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

Derivatives

On April 1, 2001, the Company adopted FAS 133. FAS 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The Company does not use derivative instruments for speculative purposes.

Recent Accounting Pronouncement

In August 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for fiscal periods beginning after December 15, 2001. This statement superseded FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The accounting model for long - lived assets to be disposed of by sales applies to all long-lived assets, including discontinued operations, and replaced the provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Under the provisions of APB 30, a segment of a business to be disposed of was measured at the lower of its carrying amount or net realizable value, adjusted for expected future operating losses, whereas FAS 121 used fair value less cost to sell and excluded future operating losses from the framework established in FAS 121, for long-lived assets to be disposed of by sale. FAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued
operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS No. 144 also broadens the reporting for discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of FAS 144 did not have a material impact on the earnings and financial position of the Company.

3. Finance Receivables

The Company purchases individual installment loan contracts from new and used automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given contract once the assignment of that contract is complete. The dealer has no vested interest in the performance of any installment contract the Company purchases.

The Company charges-off receivables when an individual account has become more than 120 days contractually delinquent. In the event of a repossession the charge-off will occur in the month in which the vehicle was repossessed.

Consumer automobile finance installment contracts are included in finance receivables and are detailed as follows:

                                      As of March 31,
                                  2003              2002
                             ---------------------------------
Finance receivables, gross 	$132,316,816	$115,683,683
Less:
  Unearned interest            (31,610,003)      (27,783,082)
                              --------------------------------
                               100,706,813        87,900,601
  Dealer discounts             (12,394,089)      (11,259,898)
  Allowance for credit losses   (5,428,681)       (4,105,174)
                             ---------------------------------
  Finance receivables, net    $ 82,884,043      $ 72,535,529
                             =================================


The terms of the receivables range from 12 to 66 months and bear a weighted average effective interest rate of 24% for both 2003 and 2002, respectively.

Direct consumer loans are also included in finance receivables and are detailed as follows:


                                       As of March 31,
                                    2003             2002
                               --------------------------------
Direct loans, gross             $ 4,357,032      $ 4,771,275
 Less:
   Unearned interest               (886,837)      (1,038,805)
                                ------------------------------
                                  3,470,195        3,732,470
   Allowance for credit losses     (176,126)        (200,612)
                                ------------------------------
   Finance receivables, net     $ 3,294,069     $  3,531,858
                                ==============================


The terms of the receivables range from 6 to 48 months and bear a weighted average effective interest rate of 25% for both 2003 and 2002, respectively.

The following table sets forth a reconciliation of the changes in dealer discount for the years ended March 31:

                                             As of March 31,
                                        2003                2002
                                   -----------------------------------
Balance at beginning of year        $11,259,898         $10,306,699
Discounts acquired on new volume     10,534,472           9,384,892
Losses absorbed                      (8,401,071)         (6,536,368)
Recoveries                            1,068,556             886,451
Reserves accreted                    (2,067,766)         (2,781,776)
                                   ----------------------------------
Balance at end of year              $12,394,089         $11,259,898
                                   =================================

Reserve as a percent of gross
 finance receivables                      9.37%               9.73%
                                   =================================



The  following table  sets  forth  a  reconciliation of the changes  in
the  allowance  for  credit  losses  on  consumer  automobile   finance
installment contracts for the years ended March 31:

                                          As of March 31,
                                       2003            2002
                                  -------------------------------
Balance at beginning of year       $4,105,174         $3,145,470
Current year provision              1,911,855          1,728,786
Losses absorbed                      (588,348)          (769,082)
                                  -------------------------------
Balance at end of year             $5,428,681         $4,105,174
                                  ===============================

Reserve as a percent of
 gross finance receivables              4.10%              3.55%
                                  ===============================


The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the years ended March 31:

                                      2003          2002
                                  ---------------------------
Balance at beginning of year        $200,612      $319,545
Current year provision               302,004       184,132
Losses absorbed                     (208,802)     (177,012)
Recoveries                            29,372        15,676
Accreted to income                  (147,060)     (141,729)
                                   -------------------------
Balance at end of year              $176,126      $200,612
                                   =========================
Reserve as a percent of
 gross finance receivables             4.04%         4.20%


4. Property and Equipment



                                 Accumulated    Net Book
                         Cost    Depreciation    Value
                      -------------------------------------
2003
Automobiles            $285,680     $146,312    $139,368
Equipment               515,210      373,457     141,753
Furniture and fixtures  234,828      130,672     104,156
Leasehold improvements  274,025      191,706      82,319
                      -------------------------------------
                     $1,309,743     $842,147    $467,596
                     =====================================
2002
Automobiles            $262,238     $119,149    $143,089
Equipment               449,007      319,664     129,343
Furniture and fixtures  176,256      112,033      64,223
Leasehold improvements  187,637      153,443      34,194
                      ------------------------------------
                     $1,075,138    $ 704,289   $ 370,849
                     ====================================



5. Line of Credit

The Company has a $75,000,000 line of credit facility (the Line) with Bank of America, of which approximately $60,000,000 was outstanding at March 31, 2003. Borrowings under the Line bear interest at the Bank of America prime rate plus 25 basis points or several Libor pricing options. Pledged as collateral for this credit facility are all of the assets of NFI and NDS. The Line expires on November 30, 2004. As of March 31, 2003 the Company was in compliance with all of its Line covenants.

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

The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At March 31, 2003, approximately $50,000,000 of the Company's borrowings have been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 3.90% and paid an average fixed rate of 6.86% during the year ended March 31, 2003. A loss of $1,402,345 related to the fair value of the swaps at March 31, 2003 has been recorded in the caption derivatives on the balance sheet. Amounts of net losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material. The Company has also entered into three forward locking swaps disclosed in the table below.


                                    Notional     Fixed Rate
Date Entered	Effective Date	 Amount	Of Interest Maturity Date
--------------------------------------------------------------------------
August 19, 1999    August 19, 1999 $10,000,000  5.80%   August 1, 2003
May 17, 2000       May 17, 2000     10,000,000  6.87%   May 17, 2004
March 30, 2001     March 30, 2001   10,000,000  4.89%   April 2, 2003
October 5, 2001    October 5, 2001  10,000,000  3.85%   October 5, 2004
June 28, 2002      June 28, 2002    10,000,000  3.83%   July 2, 2005
January 6, 2003    April 2, 2003    10,000,000  3.35%   April 2, 2007
January 31, 2003   August 1, 2003   10,000,000  3.20%   August 2, 2006
February 26, 2003  May 17, 2004     10,000,000  3.91%   May 19, 2008



The Company has also entered into various interest rate option agreements with maturities through May 17, 2004.

The Company utilizes the above noted interest rate swaps to manage its interest rate exposure. The swaps effectively convert a portion of the Company's floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company's finance receivables. There has historically been no ineffectiveness associated with the Company's hedges.

6. Notes Payable-Related Party

Notes payable to shareholders, directors and individuals related thereto at March 31:

The Company has unsecured notes totaling $808,610 and $542,282 for 2003 and 2002, respectively. The notes bear an interest rate of 8.87% and are due upon 30-day demand.

The company incurred interest expense on the above notes of approximately
$62,000   and   $80,000  for  the  years  ended  March 31,  2003 and 2002
respectively.

7. Income Taxes

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate (34%) for the following reasons:

                                          2003         2002
                                      --------------------------
Provision for income taxes
 at federal statutory rate             $2,324,778    $2,131,990
Increase resulting from:
State income taxes, net
 of federal benefit                       258,686       228,701
Other                                     (27,276)      (22,272)
                                      ---------------------------
                                       $2,556,188    $2,338,419
                                      ===========================


The Company's deferred tax assets consist of the following as of March 31:

                                        2003          2002
                                     -------------------------
Allowance for credit losses
 not currently deductible
 for tax purposes                    $1,379,024      $372,927
Derivatives                             850,418       439,855
Other items                              27,066       115,528
                                     --------------------------
                                     $2,256,508      $928,310
                                     ==========================


The deferred tax asset related to derivatives represents the tax effect at 37.38% of the fair value adjustment discussed in Footnote 5.

NFI, Canada has income tax loss carryforward balances of approximately Cdn$318,000 (2002-Cdn$318,000) which are available to reduce future taxable income. The related deferred tax asset , more likely than not, will not be realized and is offset entirely by a valuation allowance. The tax loss carryforwards are the result of the Company's annual
Canadian operating expenses not deductible for U.S. tax purposes. The Company has no operations in Canada, does not expect to have such operations and therefore does not create any revenue to offset these income tax loss carryforwards.

8. Shareholders' Equity

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 590,266 shares of common stock were reserved for issuance as of March 31, 2003. Options currently granted by the Company generally vest over a five-year period.

Prior to the adoption of FAS 148, the Company had elected to follow APB 25, and related Interpretations in accounting for its employee stock options because the alternative, fair value method , provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table reflects activity within the SIP for the years noted:

                                       2003                  2002
                            -----------------------------------------------
                                           Weighted              Weighted
                                           Average               Average
                             Options &     Exercise  Options &   Exercise
                             Warrants      Price     Warrants    Price
                            -----------------------------------------------
Outstanding-beginning
  of year	               653,866	      $2.26	      599,400    $2.01
Granted                          -            -       131,000     3.38
Exercised                  (21,667)        2.20       (35,534)    1.81
Canceled/expired           (41,933)        2.90       (41,000)    2.52
                          ---------                  ----------
Outstanding-end
 of year                   590,266         2.21       653,866     2.26
                          =========                  =========
Exercisable at
 end of year               490,776        $2.03       403,045    $1.89
                          =========                  =========

Weighted-average fair value of
 options granted during the year		    -                  $1.52



			           Weighted       Currently Exercisable
                             Weighted    Average                      Weighted
                             Average     Remaining                    Average
                             Exercise    Contractual                  Exercise
                 Shares      Price        Life           Shares        Price
-------------------------------------------------------------------------------
$1.00 to 1.99    310,600     $1.70     5.20 years        304,039       $1.70
 2.00 to 2.99    185,666      2.46     7.10 years        159,604        2.43
 3.00 to 3.99     94,000      3.39     8.32 years         27,133        3.40
-------------------------------------------------------------------------------
Total            590,266     $2.21     6.20 years        490,776       $2.03
                =========                              ==========


9. Employee Benefit Plans

The Company has a 401(k) profit sharing plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the years ended March 31, 2003 and 2002, the Company recorded expenses of approximately $68,000 and $59,000, respectively, related to this plan. All employees who were eligible under the plan received a profit sharing contribution based on their total compensation in relation to the total compensation of all eligible employees. For the years ended March 31, 2003 and 2002, the Company recorded expenses of $139,000 and $116,000, respectively, related to this plan.

10. Commitments

The Company leases its corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Year ending March 31:

      2004                      $497,647
      2005                       319,089
      2006                       210,231
      2007                        59,091
      2008                        14,940
                              -----------
                              $1,100,998
                             ============

Rent expense for the years ended March 31, 2003 and 2002 was approximately $503,000 and $404,000, respectively.

11. Segment Information

The segments presented have been identified based on the difference in the products and services of the Company's two wholly owned subsidiaries. Internal financial results for each subsidiary are presented to and reviewed by the senior management of the Company. Substantially all of the Company's operations are in the United States. The industry segments are as follows:

                                         Computer
                                         Application
                             General     Software and
                             Financing   Support         Corporate     Total
                          ---------------------------------------------------
2003
Interest income and sales   $22,048,535   $328,340              -   $22,376,875
Operating income (loss)
 before income taxes	      6,845,591     (8,009)             -     6,837,582
Interest expense              3,936,042          -              -     3,936,042
Income tax expense            2,559,212     (3,024)             -     2,556,188
Identifiable assets          89,772,818    262,735          1,375    90,036,928
Net capital expenditures        287,004          -              -       287,004
Depreciation                    190,257          -              -       190,257

2002
Interest income and sales   $19,852,758   $365,367              -   $20,218,125
Operating income (loss)
 before income taxes          6,281,966    (11,408)             -     6,270,558
Interest expense              3,898,400          -              -     3,898,400
Income tax expense            2,342,725     (4,306)             -     2,338,419
Identifiable assets          77,729,928    213,382          5,572    77,948,882
Net capital expenditures        226,823          -              -       226,823
Depreciation                    189,725          8              -       189,733


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     The information set forth under the caption "Proposal 1: Election of Directors" in the Proxy Statement and Information Circular, dated on or about July 9, 2003, for the 2003 Annual General Meeting of Members of the Company to be held August 6, 2003 (the "Proxy Statement"), the information set forth under the caption "Executive Officers and Compensation" in the Proxy Statement, and the information set forth under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference.


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

     Securities Authorized for Issuance Under Equity Compensation
Plans

The following table sets forth certain information, as of March 31, 2003, with respect to compensation plans under which equity securities of the Company are authorized for issuance:


                 EQUITY COMPENSATION PLAN INFORMATION
                    Number of                        Number of
                    Securities                       Securities
                    to be                            Remaining
                    Issued         Weighted -        Available for
                    Upon           Average           Future Issuance
                    Exercise       Exercise          Under Equity
                    of             Price of          Compensation
                    Outstanding    Outstanding       Plans (Excluding
                    Options,       Options,          Securities
                    Warrants       Warrants          Reflected in
  Plan Category     and Rights     and Rights        Column (a)
---------------------------------------------------------------------------
                       (a)             (b)                 (c)
 Equity Compensation
 Plans Approved by
 Security Holders     590,266          $2.21              349,734

 Equity Compensation
 Plans Not Approved
 by Security Holders    Nil             Not                 Nil
                                    Applicable
                     -----------------------------------------------
      TOTAL           590,266          $2.21              349,734
                     ===============================================


Item 12.  Certain Relationships and Related Transactions

       The   information   set  forth  under  the   caption   "Certain
Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

Item 13.       Exhibits and Reports on Form 8-K

 (a)  Exhibits

Exhibit No.   Exhibit Description

3.1 Articles of Incorporation and By-Laws of Nicholas Financial, Inc. Incorporated by reference to the Company's Form 10-SB (File No. 0-26680) filed on March 13, 1996

4.1      Stock Certificate

         Incorporated by reference to Exhibit 4.1 to the Company's Form 10- SB (File No. 0-26680) filed on March 13, 1996

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


         (b) Reports on Form 8-K

          The Company did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2003.

Item 14. Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Principal Accountant Fees and Services

     The information set forth under the caption "Appointment of Auditors" in the Proxy Statement is incorporated herein by reference.
                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NICHOLAS FINANCIAL, INC.
Dated: June 30, 2003               By:  /s/ Peter L. Vosotas
                                   ------------------------------
                                   Peter L. Vosotas
                                   Chairman, Chief Executive Officer
                                   and President

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

Signature                     Title                     Date

/s/ Peter L. Vosotas          Chairman of the Board,     June 30, 2003
----------------------        Chief Executive  Officer,
Peter   L.  Vosotas           President   and
                              Director


/s/Ralph T. Finkenbrink      Sr. Vice President-Finance  June  30,2003
-------------------------    (Principal Accounting
Ralph T. Finkenbrink          Officer)



/s/Ellis P. Hyman            Director                    June 30, 2003
----------------------
Ellis P. Hyman


/s/Stephen Bragin            Director                    June 30, 2003
---------------------
Stephen Bragin


/s/Alton R. Neal             Director                    June 30, 2003
---------------------
Alton R. Neal

                             CERTIFICATION

I, Peter L. Vosotas, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of Nicholas Financial, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date: June 30, 2003 /s/ Peter L Vosotas
                              ------------------------------------
                               Peter L. Vosotas
                               President & Chief Executive Officer

                        CERTIFICATION

I, Ralph T. Finkenbrink, certify that:

     1. I have reviewed this Annual Report on Form 10-QSB of Nicholas Financial, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
               (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: June 30, 2003    /s/Ralph T Finkenbrink
                               ---------------------------
                               Ralph T. Finkenbrink
                               Senior Vice President

Exhibit 99.1
           Written Statement of the Chief Executive Officer
                      Pursuant to 18 U.S.C.  1350

      Solely for the purposes of complying with 18 U.S.C. 1350, I, the undersigned Chief Executive Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Annual Report on Form 10-KSB of the Company for the year ended March 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Peter L Vosotas
-----------------------
Peter L. Vosotas
Chief Executive Officer
June 30, 2003

Exhibit 99.2
           Written Statement of the Chief Financial Officer
                      Pursuant to 18 U.S.C.  1350

      Solely for the purposes of complying with 19 U.S.C. 1350, I, the undersigned Chief Financial Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Annual Report on Form 10-KSB of the Company for the year ended March 31, 2003 (the "Report") fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Ralph T Finkenbrink
-----------------------------
Ralph T. Finkenbrink
Chief Financial Officer
June 30, 2003