Form 10QSB
period 2003-06-30
NICHOLAS FINANCIAL INC
filed 2003-08-14
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2003



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


As of July 31st, 2003 there were 5,043,488 shares of common stock outstanding

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I.  Financial Information                              Page

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of
         June 30, 2003........................................3

         Condensed Consolidated Statements of Income for
         the three months ended June 30, 2003 and 2002........4

         Condensed Consolidated Statements of Cash Flows for
         the three months ended June 30, 2003 and 2002........5

         Notes to the Condensed Consolidated Financial
         Statements...........................................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................12

Item 3.  Controls & Procedures...............................23

Part II. Other Information

Item 1.  Legal Proceedings...................................24

Item 2.  Changes in Securities...............................24

Item 3.  Defaults upon Senior Securities.....................24

Item 4.  Submission of Matters to a Vote of
         Security Holders....................................24

Item 5.  Other Information...................................24

Item 6.  Exhibits and Reports on Form 8-K....................24

         Signatures..........................................25

         Exhibit Index.......................................26

Part I. Item 1


                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)

                                                    June 30,
                                                     2003
                                              -----------------
Assets
Cash                                             $   733,285
Finance receivables, net                          89,699,998
Accounts receivable                                   13,150
Assets held for resale                               421,987
Prepaid expenses and other assets                    339,036
Property and equipment, net                          510,078
Deferred income taxes                              3,135,787
                                                -------------
Total assets                                     $94,853,321
                                                =============

Liabilities

Line of Credit                                   $61,960,238
Drafts Payable                                       691,560
Notes payable - related party                        807,468
Accounts payable and accrued liabilities           3,349,529
Derivatives                                        2,623,825
Income taxes payable                               1,511,906
Deferred revenues                                    909,168
                                                 ------------
Total liabilities                                 71,853,694

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized;none issued and outstanding                     -

Common stock, no par: 50,000,000 shares
authorized; 5,010,421 shares issued and
outstanding                                        4,460,173
Other comprehensive loss                          (1,666,614)
Retained earnings                                 20,206,068
                                                 ------------
                                                  22,999,627
                                                 ------------
Total liabilities and shareholders' equity       $94,853,321
                                                 ============
See accompanying notes.


                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)


                                       Three months ended
                                            June 30
                                        2003        2002
                                    ------------------------
Revenue:
Interest income on
 finance receivables                $5,988,473     $5,233,349
Sales                                   71,558         82,376
                                    -------------------------
                                     6,060,031      5,315,725
Expenses:
Cost of sales                           17,074         17,168
Marketing                              211,232        153,481
Administrative                       2,315,877      1,981,858
Provision for credit losses            579,999        547,066
Depreciation and amortization           69,718         37,000
Interest expense                       987,328        964,063
                                    --------------------------
                                     4,181,228      3,700,636
Operating income before
 income taxes                        1,878,803      1,615,089

Income tax expense:
Current                              1,592,107        820,121
Deferred                              (879,279)      (218,197)
                                    -------------------------
                                       712,828        601,924
                                    -------------------------
Net income                          $1,165,975     $1,013,165
                                    =========================
Earnings per share - basic               $0.23          $0.20
                                    =========================
Earnings per share - diluted             $0.22          $0.19
                                    =========================

See accompanying notes.


                    Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)



                                       Three months ended June 30
                                          2003           2002
                                      -----------------------------
Operating activities
Net income                            $ 1,165,975    $ 1,013,165
Adjustments to reconcile net
income to net cash provided
  by operating activities:
Depreciation                               69,718         37,000
Provision for credit losses               579,999        547,066
Deferred income taxes                    (879,279)        28,675
Changes in operating assets and
 liabilities:
Accounts receivable                         3,078          2,174
Prepaid expenses and other assets         (21,551)      (251,305)
Accounts payable and accrued liabilities  278,653       (284,879)
Drafts payable                             27,040        (71,648)
Income taxes payable                    1,406,031        552,061
Deferred revenues                          (7,721)       114,325
                                       ---------------------------
Net cash provided by
 operating activities                   2,621,943      1,686,634

Investing activities
Purchase and origination of
 finance contracts                    (17,619,385)   (15,312,018)
Principal payments received            13,555,378     12,430,856
Purchase of property and
  equipment, net of disposals            (112,200)       (49,630)
                                      ---------------------------
Net cash used in investing
 activities                            (4,176,207)    (2,930,792)

Financing activities
(Repayment) issuance of
notes payable - related party              (1,142)         6,458
Net proceeds from line of credit        1,800,000      1,860,000
Sale of common stock                        7,480         30,448
                                       --------------------------
Net cash provided by
 financing activities                   1,806,338      1,896,906
                                       --------------------------
Net increase in cash                      252,074        652,748

Cash, beginning of period                 481,211         51,239
Cash, end of period                     $ 733,285      $ 703,987

See accompanying notes.


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)

                          June 30, 2003


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.

2. Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

The Company attributes all of its dealer discount and a portion of unearned income to a reserve for credit losses. Such amounts reduce the interest recognized over the life of the contract. The Company receives a commission for selling add-on services to consumer borrowers and amortizes the commission, net of the related costs, over the term of the loan using the interest method. The Company's net fees charged for processing a loan are recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method.

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

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)


3. Earnings Per Share (continued)

                                           Three months ended
                                                June 30,
                                             2003       2002
                                        ------------------------
Numerator:

 Numerator for basic and dilutive
 earnings per share available to
 common stockholders                    $1,165,975    $1,013,165
                                        ========================
Denominator:
 Denominator for basic earnings per
 share - weighted average shares         5,006,926     4,998,364

 Effect of dilutive securities:
 Employee stock options                    293,531       343,819
                                        ------------------------
 Denominator for diluted earnings
 per share - adjusted weighted-
 average shares and
 assumed conversions                      5,300,458    5,342,183
                                        ========================
Earnings per share - basic                    $0.23        $0.20
                                        ========================
Earnings per share - diluted                  $0.22        $0.19
                                        ========================

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

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

Finance receivables, gross contract      $143,170,416
    Less:
       Unearned interest                  (34,174,937)
                                         -------------
                                          108,995,479
       Dealer discounts                   (13,358,345)
       Allowance for credit losses         (5,937,136)
                                         -------------
       Finance receivables, net          $ 89,699,998
                                         =============

The terms of the receivables range from 12 to 66 months and bear a weighted average effective interest rate of 24%.


5. Line of Credit

The Company has a $75 million Line of Credit facility (the Line) which expires on November 30, 2004. Borrowings under the Line bear interest at the prime rate plus twenty-five basis points. The Company also has several LIBOR pricing options available. If the outstanding balance falls below $10 million the Line bears interest at the prime rate plus 2.00%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. and its subsidiaries. As of June 30, 2003 the outstanding amount of the credit facility was $61,960,238, the amount available under the line of credit was $13,039,762. As of June
30, 2003 the Company was in full compliance of all debt covenants.


6. Notes Payable - Related Party

The Company has unsecured notes totaling $807,468. The notes bear an interest rate of 8.87% and are due upon 30-day demand.

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

The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At June 30, 2003, approximately $50,000,000 of the Company's borrowings have been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 3.56% and paid an average fixed rate of 6.35% during the three months ended June 30, 2003. A loss of $1,666,614 related to the fair value of the swaps at June 30, 2003 has been recorded in the caption derivatives on the balance sheet. Amounts of net losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material. The Company has also entered into three forward locking swaps disclosed in the table below.


The Company has entered into the following cash-flow hedges:




 Date             Effective          Notional  Fixed Rate    Maturity
 Entered             Date             Amount   Of Interest     Date
=========================================================================
 August 19,1999    August 19, 1999    $10,000,000   5.80%    August 1,2003
 May 17, 2000      May 17, 2000        10,000,000   6.87%    May 17, 2004
 October 5, 2001   October 5, 2001     10,000,000   3.85%    October 5, 2004
 June 28, 2002     June 28, 2002       10,000,000   3.83%    July 2, 2005
 January 6, 2003   April 2, 2003       10,000,000   3.35%    April 2, 2007
 January 31, 2003  August 1, 2003      10,000,000   3.20%    August 2, 2006
 February 26, 2003 May 17, 2004        10,000,000   3.91%    May 19, 2008


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

                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)



8. Stock Options

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

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 585,866 shares of common stock were reserved for issuance as of June 30, 2003. Options currently granted by the Company generally vest over a five-year period.

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

The following table contains the pro forma net income and basic and fully diluted earnings per share under the fair value method. The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company's options.

                          Three Months Ended June 30
                              2003           2002
                         ----------------------------

Net income                 $1,165,975    $1,013,165
 Basic earnings per share       $0.23         $0.20
 Fully diluted earnings
  per share                    $0.22          $0.19
Stock based employee
 compensation cost under
 the Fair Value Method       $12,012        $24,209
Pro forma net income      $1,153,963       $988,956
 Pro forma basic
  earnings per share            $.23           $.20
 Pro forma fully diluted
  earnings per share            $.22           $.19

                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)


9. Comprehensive Income

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

The following table reconciles net income with comprehensive income for the three months ended June 30, 2003 and 2002, respectively.


                        June 30, 2003      June 30, 2002
                       -----------------------------------
Net Income              $1,165,975          $1,013,165
Mark to market
 interest rate swaps      (264,269)           (246,872)
                         ------------------------------
Comprehensive income      $901,706            $766,293
                         ==============================


10. Subsequent events

On August 11th, 2003 the Company announced its Board of Directors has approved a $.10 per share cash dividend payable semi-annual at the rate of $.05 per share. The record date has been set for September 8, 2003 and the payment date is September 22, 2003.

Part I. Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three-month period ended June 30, 2003 to $1,165,975 from $1,013,165 for the three-
month period ended June 30, 2002. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's NDS subsidiary did not contribute significantly to consolidated operations in the three-month periods ended June 30, 2003 or 2002.


                                      Three months ended June 30,
    Select Portfolio Information            2003           2002
                                      ----------------------------
Average Net Finance Receivables(1)   $107,212,467     $93,781,204
Average Indebtedness(2)                62,239,301      55,581,193
Total Finance Revenue(3)                5,988,473       5,233,349
Interest Expense                          987,328         964,063
Net Finance Revenue                     5,001,145       4,269,286
Weighted average Contractual rate(5)       23.90%          23.93%
Gross Portfolio Yield (4)                  22.34%          22.32%
Average Cost of Borrowed Funds(2)           6.35%           6.94%
Provision for Credit Losses
 as a Percentage of Average Net
 Finance Receivables                        2.16%           2.33%
Net Portfolio Yield(4)                     16.49%          15.88%
Operating Expenses as a Percentage
 of Average Net Finance Receivables(6)      9.43%           8.85%
Pre-tax Yield as a Percentage
 of Average Net Finance Receivables(7)      7.06%           7.03%
Write-off to Liquidation  (8)               7.76%           7.90%
Net Charge-Off Percentage (9)               6.64%           6.95%


(1) Average net finance receivables represent the average of  net
    finance  receivables throughout the period.      Net  finance
    receivables represents gross finance receivables less any unearned finance charges related to those receivables.

(2) Average   indebtedness  represents  the  average  outstanding
    borrowings under the Line of Credit and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3) Does not include revenue of $71,558 and $82,376 associated with the Company's software subsidiary "NDS for the three months ended June 30, 2003 and 2002, respectively.

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

(6) Does not include operating expenses of $86,555 and $113,875 associated with the Company's software subsidiary "NDS for the three months ended June 30, 2003 and 2002, respectively.

(7) Pre-tax  yield represents net portfolio yield minus operating
    expenses as a percentage of interest earning      assets.

(8) Liquidation  is defined as beginning receivable  balance plus
    current period purchases minus voids and     refinances minus
    ending receivable balance.

(9) Net charge-off percentage represents net charge-offs divided by average net finance receivables outstanding during the period.

Three  months  ended June 30, 2003 compared to three  months  ended
June 30, 2002


 Interest Income and Loan Portfolio

       Interest revenue increased 14% to $6.0 million for the period ended June 30, 2003, from $5.2 million for the period ended June 30, 2002. The net finance receivable balance totaled $89.7 million at June 30, 2003, an increase of 14% from the $78.4 million at June 30, 2002. The primary reason net finance receivables increased was the increase in the receivable base of several existing branches and the opening of five additional branches. The gross finance receivable balance increased 15% to $143.2 million at June 30, 2003 from $124.6 million at June 30, 2002. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.32% for the period ended June 30, 2002 to 22.34% for the period ended June 30, 2003.

 Computer Software Business

   Sales for the period ended June 30, 2003 were $71,558 compared to $82,376 for the period ended June 30, 2002, a decrease of 13%. This decrease was primarily due to lower revenue from the existing customer base and the continued emphasis on the finance subsidiary.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $2.6 million for the period ended June 30, 2003 from $2.2 million for the period ended June 30, 2002. This increase of 19% was primarily attributable to the additional staffing of several existing branches, the opening of five additional branches and increased general operating expenses.

 Interest Expense

      Interest expense increased to $987,328 for the period ended June 30, 2003 as compared to $964,063 for the period ended June 30, 2002. This increase was due to the increase in the amount of average indebtedness from $55.6 million for the three months ended June 30, 2002 to $62.2 million for the three months ended June 30, 2003. This increase was offset in part due to a reduction in the average cost of outstanding borrowings from 6.94% for the three months ended June 30, 2002 to 6.35% for the three months ended June 30, 2003.

Contract Procurement

The Company purchases contracts in the states listed below. The amounts shown in the table below represent the total face value of contracts acquired. The Company has fifteen branch locations in Florida and does not have any immediate plans for additional expansion in Florida. The Company has been expanding its contract procurement in North Carolina, South Carolina, Ohio and Michigan. Please see Future Expansion.

The Contracts purchased by the Company are predominately for used
vehicles,  less  than  3%  were  new.  The  average  model   year
collateralizing  the  portfolio is  a  1998  vehicle.   Contracts
purchased and originated are shown at face value.


              Maximum
              allowable
              Interest       Three Months Ended
  State        rate (1)     6/30/03       6/30/02
--------------------------------------------------
    FL          30%       $10,148,495  $9,616,464
    GA          29%         2,331,056   1,805,361
    NC          29%         1,998,035   2,008,000
    SC          29%           760,698     520,762
    OH          25%         3,125,301   1,574,553
    MI          25%           455,534           -
    VA          29%            17,040      46,642
                         -------------------------
  Total                   $18,836,159 $15,571,782

 (1) The allowable maximum interest rates by State is subject to change and are governed by the individual states the Company conducts business in.



    Indirect
   Contracts             Three Months Ended
   Purchased            6/30/03      6/30/02
 --------------------------------------------------
 Purchases           $18,836,159   $15,571,782
 Weighted APR             24.00%        24.62%
 Average Discount          8.96%         8.83%
 Weighted average
  Term  (months)              44            44
 Average Loan             $8,186        $8,110
 Number of Contracts       2,301         1,920



      Direct
      Loans             Three Months Ended
   Originated           6/30/03     6/30/02
---------------------------------------------
 Originations          $941,223   $1,115,092
  Weighted APR           26.50%       25.78%
  Weighted average
   Term(months)              27           30
  Average Loan           $2,878       $3,195
  Number of Loans           327          349

Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three-month period. The average pool consists of 74 Contracts with an aggregate initial principal amount of approximately $600,000. As of June 30, 2003, the Company had 442 active pools.

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

   Dealer discount represents the difference between the face value of an installment contract and the amount of money the Company actually pays for the contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount relates to credit quality, and is therefore considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a pool which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For pools not fully liquidated, that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the pool. Reserves accreted into income for the period ended June 30, 2003 were $524,125 compared to $581,051 in the period ended June 30, 2002.

   The Company has definitive underwriting guidelines it utilizes to determine which contracts to purchase. These guidelines are very specific and result in all loan purchases having common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes an internal audit department to assure adherence to its underwriting guidelines. The Company utilizes the branch model which allows for contract purchasing to be done on the branch level. Each Branch Manager will interpret the guidelines differently and as a result the common risk characteristics will be the same on an individual branch level but not necessarily compared to another branch.

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of June 30, 2003, the Company had established reserves for losses on Contracts of $19,094,465 or 13.75% of gross outstanding receivables under the Contracts.

The Company has experienced higher losses in the last twelve months, however, not to the extent it had anticipated. This resulted in more mature static pools having reserves in excess of current estimates needed to liquidate these pools. The Company is in the process of accreting these excess reserves over the remaining life of the pools. The Company's overall reserve percentage has increased from 13.17% of gross receivables as of March 31, 2003 to 13.48% of gross receivables as of June 30, 2003. Management has concluded that the reserve level remains adequate.

The following table sets forth a reconciliation of the changes in dealer discount on Contracts.

                                 Three months ended June 30,
                                    2003             2002
                                -----------------------------
Balance at beginning of period   $12,394,089     $11,259,898
Discounts acquired on new volume   3,067,849       2,542,434
Losses absorbed                   (1,856,531)     (1,789,251)
Recoveries                           277,063         249,029
Reserves accreted                   (524,125)       (575,716)
                                 ----------------------------
Balance at end of period         $13,358,345     $11,686,394
                                 ============================
Reserves as a percent of gross
 Finance receivables                   9.62%           9.76%


The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

                                Three months ended June 30,
                                    2003         2002
                                ----------------------------
Balance at beginning of period  $5,428,681    $4,105,174
Current period provision           519,454       491,464
Losses absorbed                   (212,015)     (143,892)
Balance at end of period        $5,736,120    $4,452,746
                                -------------------------
Reserves as a  percent
of gross Finance receivables         4.13%         3.72%
                                =========================


The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct loans.


                                Three months ended June 30,
                                       2003         2002
                                ----------------------------
Balance at beginning of period       $176,126      $200,612
Current period provision               60,545        55,602
Losses absorbed                       (41,250)      (30,596)
Recoveries                              5,595         6,464
Reserves accreted                           -        (5,335)
                                  --------------------------
Balance at end of period             $201,016      $226,747
                                  ==========================
Reserves as a  percent
of gross Finance receivables            4.62%         4.62%
                                  ===========================

Total reserves at end of period   $19,295,481   $16,365,887
                                 ============================
Reserves as a percent of gross
  Finance receivables                  13.48%        13.13%
                                 ============================

The average dealer discount associated with new volume for the three months ended June 30, 2003 was 8.96% compared to 8.83% for the three months ended June 30, 2002. The Company does not consider these changes to be material and such changes are not the result of any change in buying philosophy or competition.

The provision for credit losses increased for the three months ended June 30, 2003 to $579,999 compared to $547,066 for the three months ended June 30, 2002. This increase is attributed to an increase in the Net Finance Receivable balance from $78.4 million at June 30, 2002 to $89.7 million at June 30, 2003. To a lesser extent, the provision for credit losses increased as a result of an increase in the charge off rate of certain static pools. These pools were reaching reserve levels below Company estimates to absorb future credit losses. In these instances, the Company increased reserves related to specific static pools through a direct charge to income through the provision.

The Company's losses as a percentage of liquidation decreased from 7.90% for the three months ended June 30, 2002 to 7.76% for the three months ended June 30, 2003. The Company believes portfolio performance will weaken if the labor market continues to produce further loss of jobs as evidenced by the July 2003 unemployment numbers released by the federal government. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of contracts purchased during the three months ended that would have contributed to a change in the percentage of losses. The delinquency percentage for contracts more than thirty days past due for the three months ended June 30, 2003 increased to 2.66% from 2.42% for the three months ended June 30, 2002. The delinquency percentage for direct loans more than thirty days past due for the three months ended June 30, 2003 increased to 2.32% from 0.95% for the three months ended June 30, 2002. The Company does not give significant consideration to short-term trends in delinquency when evaluating reserve levels. Delinquency percentages tend to be very volatile and often are not necessarily an indication of future losses. The Company utilizes a static pool approach to analyze portfolio performance and looks at specific pool performance and recent trends as leading indicators to future performance of the portfolio.

Recoveries as a percentage of current year losses were 13.40% for the three months ended June 30, 2003 compared to 13.01% for the three months ended June 30, 2002. Recoveries as a percent of losses increased during the comparable quarters, however as the Company continues to expand, it expects recoveries as a percent of losses to decline. The Company anticipates difficulty in implementing its loss recovery model in geographic areas further away from the Company's origin.

Reserves accreted into income for the three months ended June 30, 2003 were $524,125 compared to $581,051 for the three months ended June 30, 2002. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen some deterioration in the performance of the portfolio, more specifically; static pools more than fifty percent liquidated have seen an increase in the default rate when compared to prior year pool performance during their same liquidation cycle. The Company attributes this increase to overall general economic conditions and more specifically to the increased unemployment rate in the Company's markets.

      The current unemployment rate compared to last year has risen. The Company believes there is a correlation between the unemployment rate and future portfolio performance. The number of voluntary repossessions has increased slightly for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The number of bankruptcy filings has also risen slightly during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. As a result of the above, the Company has raised its current reserve level to anticipate a modest decline in portfolio performance.

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

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:



                        Three Months Ended     Three Months Ended
                          June 30, 2003         June 30, 2002
                      -----------------------------------------------
Contracts
Gross Balance
 Outstanding             $138,823,707           $119,737,365

                     Dollar            Dollar
Delinquencies        Amount  Percent*      Amount Percent *

30 to 59 days     $ 2,647,022   1.91%        $ 1,896,347    1.59%
60 to 89 days         736,415   0.53%            827,527    0.69%
90   +  days          307,405   0.22%            173,315    0.14%
                  -----------  ------       ------------   ------
Total
 Delinquencies     $3,690,842                 $2,897,189

*Total Delinquencies
 as percent of
 outstanding balance            2.66%                       2.42%

Direct Loans
Gross Balance
 Outstanding      $ 4,346,709                $ 4,906,633

Delinquencies

30 to 59 days         $ 49,582  1.14%           $ 27,245    0.56%
60 to 89 days           12,760  0.29%             14,427    0.29%
90 + days               38,609  0.89%              5,042    0.10%
                      --------  -----           --------   ------
Total
 Delinquencies       $ 100,951                  $ 46,714

*Total Delinquencies
 as a percent of
 outstanding balance            2.32%                       0.95%


  The delinquency percentage for contracts more than thirty days past due for the three months ended June 30, 2003 was 2.66% compared to 2.42% for the three months ended June 30, 2002. The delinquency percentage for direct loans more than thirty days past due for the three months ended June 30, 2003 was 2.32% compared to 0.95% for the three months ended June 30, 2002.

  The Company does not give much consideration to short-term trends in delinquency percentages when evaluating reserve levels. Delinquency percentages tend to be very volatile and often are not necessarily an indication of future losses. The Company estimates future portfolio performance by considering several factors. The most significant factors are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. The Company utilizes internal branch audits as an indication to future static pool performance. (See pg.7 of the Company's March 31, 2003 10-KSB "Underwriting Guidelines" for more information on branch location audits) The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators.

Income Taxes

   The Company's effective tax rate increased from 37.27% for the three months ended June 30, 2002 compared to 37.94% for the three months ended June 30, 2003. This increase is primarily attributed to higher state income tax rates in the state of Ohio.


Liquidity and Capital Resources

The Company's cash flows for the three months ended June 30, 2002 and June 30, 2001 are summarized as follows:


                             Three  months ended   Three months ended
                                June 30, 2003      June 30, 2002
                            --------------------------------------------
Cash provided by (used in):
 Operating Activities -         $  2,621,943       $ 1,686,634
 Investing Activities -
 (primarily purchase
  of Contracts)                   (4,176,207)       (2,930,792)
 Financing Activities              1,806,338         1,896,906

 Net increase in cash                252,074           652,748



      The Company's primary use of working capital during the three months ended June 30, 2003 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of Credit. The Line of Credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of June 30, 2003 the Company had approximately $13.0 million available under the Line of Credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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

   The Company renewed its credit facility on June 28, 2002. The loan agreement expires November 30, 2004 and bears interest at the prime rate and offers several LIBOR pricing options. The new loan agreement released Bank One as a secondary bank and added First Tennessee Bank. The Company is pleased with its new banking relationship and believes it will be beneficial for future expansion.

Future Expansion

       The Company currently operates twenty-seven branch locations, fifteen in the State of Florida, three in the State of Georgia, three in the State of North Carolina, one in the state of South Carolina and five in the state of Ohio. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7,500,000 in outstanding receivables. To date none of our branches have reached this capacity.

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

 The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company's portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving Line of Credit arrangement, either with its current lender or another lender. The Company, from time to time, has and will meet with private investors and financial institutions that specialize in investing in subordinated debt. The Company also intends to continue its policy of using earnings from operations to purchase Contracts or make direct consumer loans. The Company believes that opportunity for growth continues to exist in Florida, Georgia, North Carolina, South Carolina and Ohio and intends to continue its expansion activities in those states. The Company is currently expanding its automobile financing program in the State of Michigan. The Company has targeted its first geographic locations within the State of Michigan where it believes there is a sufficient market for its automobile financing program. The Company is currently purchasing Contracts in the State of Michigan utilizing an employee who resides in the State of Michigan. This employee is developing their respective market in Michigan and the Company is utilizing its Central Buying Office at its Corporate Headquarters to purchase, process and service these Contracts. The Company's strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. No assurances can be given, however, that any further such expansion will occur. The Company is also analyzing other markets in States the Company does not currently operate in, however no assurance can be given that any expansion will occur in these new markets.

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

Part 1.  Item 3 Controls and Procedures

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


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security
          Holders - None

Item 5. Other Information - On August 11th, 2003 the Company announced its Board of Directors has approved a $.10 per share cash dividend payable semi-annual at the rate of $.05 per share. The record date has been set for September 8, 2003 and the payment date is September 22, 2003.

Item 6.  (a) Exhibits - See exhibit index following the
                        signature page.

         (b)  Reports on Form 8-K -  None

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on August 14, 2003.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


Date: August 14, 2003            /s/Peter L. Vosotas
                                 ---------------------------
                                 Peter L. Vosotas
                                 Chairman, President, Chief
                                 Executive Officer
                                 (Principal Executive
                                  Officer)


Date: August 14, 2003            /s/Ralph T. Finkenbrink
                                 --------------------------
                                 Ralph T. Finkenbrink
                                 (Principal Accounting Officer)

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

                          CERTIFICATION

I, Peter L. Vosotas, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Nicholas Financial, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting
        (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

          a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: August 14, 2003              /s/Peter L. Vosotas
                                   ----------------------------
                                   President  &  Chief  Executive
                                   Officer

                         CERTIFICATION

I, Ralph T. Finkenbrink, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Nicholas Financial, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting
        (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

          a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Dated: August 14, 2003           /s/Ralph T. Finkenbrink
                                 ---------------------------
                                 Senior Vice President

                         Exhibit 99.1

        Written Statement of the Chief Executive Officer
                   Pursuant to 18 U.S.C.  1350

   Solely for the purposes of complying with 19 U.S.C. 1350, I , the undersigned Chief Executive Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Qsb of the Company for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Peter L. Vosotas
--------------------------
Peter L. Vosotas
Chief Executive Officer
August 14, 2003

                           Exhibit 99.2

        Written Statement of the Chief Financial Officer
                   Pursuant to 18 U.S.C.  1350

   Solely for the purposes of complying with 19 U.S.C. 1350, I , the undersigned Chief Financial Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Qsb of the Company for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Ralph Finkenbrink
-------------------------
Ralph Finkenbrink
Chief Financial Officer
August 14, 2003