Form 10QSB
period 2003-09-30
NICHOLAS FINANCIAL INC
filed 2003-11-13
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2003



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


 As of October 31st, 2003 there were 5,061,088 shares of common stock outstanding.

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I. Financial Information                                Page

Item 1. Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheet
        as of September 30, 2003...............................3

        Condensed Consolidated Statements of
        Income for  the  three and six months
        ended September 30, 2003 and 2002......................4

        Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2003 and 2002...5

        Notes to the Condensed Consolidated Financial
        Statements.............................................6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................12

Item 3. Disclosures and Controls..............................23


Part II. Other Information

Item 1.  Legal Proceedings....................................24

Item 2.  Changes in Securities................................24

Item 3.  Defaults upon Senior Securities......................24

Item 4.  Submission of Matters to a Vote of
         Security Holders.....................................24

Item 5.  Other Information....................................24

Item 6.  Exhibits and Reports on Form 8-K.....................24

         Signatures...........................................25

         Certification........................................26
         Certification........................................27

         Exhibit Index........................................28


Part I. Item 1
                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                             (Unaudited)

                                                   September 30,
                                                        2003
                                                 ----------------
Assets
Cash                                               $ 1,984,453
Finance receivables, net                            92,122,665
Accounts receivable                                     13,526
Prepaid expenses and other assets                      864,339
Property and equipment, net                            511,989
Deferred income taxes                                3,005,123
                                                   ------------
Total assets                                       $98,502,095
                                                   ============

Liabilities
Line of credit                                      $65,010,238
Drafts payable                                          521,974
Notes payable - related party                           991,530
Accounts payable                                      3,742,609
Dividends payable                                       253,354
Derivatives                                           1,932,077
Income taxes payable                                    735,007
Deferred revenues                                       999,732
                                                    ------------
Total liabilities                                    74,186,521

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
authorized;none issued and outstanding                        -
Common stock, no par: 50,000,000 shares
authorized; 5,061,088 shares issued and
outstanding                                           4,570,041
Other comprehensive loss                             (1,202,718)
Retained earnings                                    20,948,251
                                                    ------------
                                                     24,315,574
                                                    ------------
Total liabilities and shareholders' equity          $98,502,095
                                                    ============

See accompanying notes.


                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)


                                   Three months ended        Six months ended
                                      September 30,            September 30,
                                  2003          2002         2003         2002
                                 --------------------------------------------------
Revenue:
Interest income on
 finance receivables         $6,074,327    $5,492,139     $12,062,800  $10,725,488
Sales                            70,750        92,939         142,308      175,315
                             -----------------------------------------------------
                              6,145,077     5,585,078      12,205,108   10,900,803
Expenses:
Cost of sales                    11,615        25,652          28,689       42,820
Marketing                       220,591       155,860         431,823      309,341
Administrative                2,481,856     2,114,689       4,797,733    4,096,548
Provision for credit losses     404,156       582,138         984,155    1,129,204
Depreciation                     62,500        42,000         132,218       79,000
Interest expense                968,310       967,632       1,955,638    1,931,695
                              ----------------------------------------------------
                              4,149,028     3,887,971       8,330,256    7,588,608
Operating income before
 income taxes                 1,996,049     1,697,107       3,874,852    3,312,195

Income tax expense:
Current                         616,493       508,509       2,208,600    1,081,758
Deferred                        130,664       132,442        (748,615)     161,117
                              ----------------------------------------------------
                                747,157       640,951       1,459,985    1,242,875
                              ----------------------------------------------------
Net Income                   $1,248,892    $1,056,156      $2,414,867   $2,069,320
                             =====================================================
Earnings per share - basic        $0.25         $0.21           $0.48        $0.41
                             =====================================================
Earnings per share - diluted      $0.23         $0.20           $0.45        $0.39
                             =====================================================

See accompanying notes.



                    Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)



                                       Six months ended September 30,
                                           2003             2002
                                    ----------------------------------
Operating activities
Net income                           $ 2,414,867        $  2,069,320
Adjustments to reconcile
 net income to net cash provided
  by operating activities:
Depreciation                             132,218              79,000
Provision for credit losses              984,155           1,129,204
Deferred income taxes                   (836,391)            161,117
Changes in operating assets
 and liabilities:
Accounts receivable                        2,702              (4,604)
Prepaid expenses and other assets       (227,066)           (323,055)
Accounts payable                         671,733            (291,170)
Drafts payable                          (142,546)           (121,320)
Income taxes payable                     629,132            (110,116)
Deferred revenues                         82,843             255,781
                                     ---------------------------------
Net cash provided by operating
 activities                            3,711,647           2,844,157

Investing activities
Purchase and origination of
 finance contracts                   (34,313,256)        (31,145,587)
Principal payments received           27,384,548          24,565,321
Purchase of property and
 equipment, net of disposals            (176,611)           (118,151)
                                     --------------------------------
Net cash used in investing
  activities                          (7,105,319)         (6,698,417)

Financing activities
Issuance of notes payable -
  related party                          182,920             107,094
Net proceeds from line of credit       4,850,000           4,260,000
Payment of dividend                     (253,354)                  -
Sale of common stock                     117,348              34,130
                                      -------------------------------
Net cash provided by
 financing activities                  4,896,914           4,401,224
                                      -------------------------------
Net increase in cash                   1,503,242             546,964

Cash, beginning of period                481,211              51,239
                                     --------------------------------
Cash, end of period                  $ 1,984,453          $  598,203
                                     ================================
See accompanying notes.


                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)

                       September 30, 2003


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

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

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                            (Unaudited)




3. Earnings Per Share (continued)



                                    Three months ended      Six months ended
                                       September 30,         September 30,
                                      2003       2002       2003        2002
                                 ------------------------------------------------
Numerator:
 Numerator for basic
 earnings per share -
 Net income available
 to common stockholders           $1,248,892  $1,056,156  $2,414,867  $2,069,320

Denominator:
 Denominator for basic
 earnings per share -
 weighted average shares           5,038,318   5,010,351   5,022,622   5,004,909

 Effect of dilutive securities:
 Employee stock options              366,858     305,659     330,195     324,398
                                   ----------------------------------------------
 Denominator for diluted
 earnings per share -  adjusted
 weighted-average  shares and
 assumed conversions               5,405,176   5,316,010   5,352,817   5,329,307
                                   ==============================================
Earnings per share - basic             $0.25       $0.21       $0.48       $0.41
                                   ==============================================
Earnings per share - diluted           $0.23       $0.20       $0.45       $0.39
                                   ==============================================



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

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

  Finance receivables, gross contract        $146,989,453
    Less:
       Unearned interest                      (35,197,359)
                                            --------------
                                              111,792,094
       Dealer discounts                       (13,693,961)
       Allowance for credit losses             (5,975,468)
                                            --------------
       Finance receivables, net              $ 92,122,665
                                            ==============

The terms of the receivables range from 12 to 60 months and bear a weighted average effective interest rate of 24%.

5. Line of Credit

The Company has a $75 million Line of Credit facility (the Line) which expires on November 30, 2004. Borrowings under the Line bear interest at the prime rate plus twenty-five basis points. The Company also has several LIBOR pricing options available. If the outstanding balance falls below $10 million the Line bears interest at the prime rate plus 2.00%. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. As of September 30, 2003 the outstanding amount of the credit facility was $65,010,238, the amount available under the line of credit was $9,989,762. As of September 30, 2003 the Company was in full compliance with all debt covenants.

6. Notes Payable - Related Party

The Company's notes payable consist of unsecured notes bearing interest at 6.60% with principal and interest due within 30-days upon demand. The notes totaled $991,530 at September 30, 2003.

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

The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At September 30, 2003, approximately $50,000,000 of the Company's borrowings have been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 3.46% and 3.78% and paid an average fixed rate of 6.04% and 6.77% during the three months ended September 30, 2003, 2002, respectively. Under the swap agreements, the Company received an average variable rate of 3.49% and 3.99% and paid an average fixed rate of 6.19% and 6.85% during the six months ended September 30, 2003, 2002, respectively. A loss of $1,932,077 related to the fair value of the swaps at September 30, 2003 has been recorded in the caption derivatives on the balance sheet. Amounts of net losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material. The Company has also entered into one forward locking swap disclosed in the table below.


The Company has entered into the following cash-flow hedges:



                                     Notional     Fixed Rate
 Date Entered     Effective Date     Amount       Of Interest   Maturity  Date
--------------------------------------------------------------------------------
 August 19, 1999   August 19, 1999   $10,000,000    5.80%       August 1, 2003
 May 17, 2000      May 17, 2000       10,000,000    6.87%       May 17, 2004
 October 5, 2001   October 5, 2001    10,000,000    3.85%       October 5, 2004
 June 28, 2002     June 28, 2002      10,000,000    3.83%       July 2, 2005
 January 6, 2003   April 2, 2003      10,000,000    3.35%       April 2, 2007
 January 31, 2003  August 1, 2003     10,000,000    3.20%       August 2, 2006
 February 26, 2003 May 17, 2004       10,000,000    3.91%       May 19, 2008


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

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 557,866 shares of common stock were reserved for issuance as of September 30, 2003. Options currently granted by the Company generally vest over a five-year period.

Previous to SFAS 148 the Company had elected to follow APB 25, "Accounting For Stock Based Compensation" and related Interpretations in accounting for its employee stock options because the alternative, fair value method, provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table contains the pro forma net income and basic and fully diluted earnings per share under the fair value method. The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company's options.

                         Three months ended   Six months ended
                           September 30         September 30
                         2003         2002    2003        2002
                        ---------------------------------------
Net Income               $1,248,892  $1,056,156  $2,414,867  $2,069,320
Basic earnings per share       $.25        $.21        $.48        $.41

Fully diluted earnings
  per share                    $.23        $.20        $.45        $.39
Stock based employee
 compensation cost under
 the Fair Value Method       $9,021     $20,103     $21,033     $44,312
Pro forma net income     $1,239,871  $1,036,053  $2,393,834  $2,025,008
Pro forma basic earnings
 per share                     $.25        $.21        $.48        $.40
Pro forma diluted earnings
 per share                     $.23        $.19        $.45        $.38


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

The following table reconciles net income with comprehensive income for the three and six months ended September 30, 2003 and 2002, respectively.

                        Three months ended       Six months ended
                           September 30            September 30
                         2003         2002      2003          2002
                     ------------------------------------------------
Net Income            $1,248,892   $1,056,156  $2,414,867 $2,069,320

Mark to market
interest rate swaps      463,896     (407,715)    199,627   (654,587)
                     ------------------------------------------------
Comprehensive income  $1,712,788    $648,441  $2,614,494  $1,414,713
                     ================================================


Part I. Item 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Introduction

   Consolidated net income increased for the three month period ended September 30, 2003 to $1,248,892 from $1,056,156 for the three month period ended September 30, 2002. Consolidated net income increased for the six month period ended September 30, 2003 to $2,414,867 from $2,069,320 for the six month period ended September 30, 2002. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company's Nicholas Data Services (NDS) subsidiary did not contribute significantly to consolidated operations in the three or six month periods ended September 30, 2003 or 2002.



                                          Portfolio Summary

                             Three months ended           Six months ended
                                September 30                 September 30
                              2003         2002           2003           2002
                         --------------------------------------------------------------
Average Net
Finance Receivables(1)   111,195,574      97,378,535    109,204,020   95,579,869

Average Indebtedness(2)   64,162,081      57,165,923     63,200,691   56,373,558

Total Finance Revenue(3)   6,074,326       5,492,139     12,062,800   10,725,488

Interest Expense             968,310         967,632      1,955,638    1,931,695

Net Finance Revenue        5,106,016       4,524,507     10,107,162    8,793,793

Weighted average
Contractual rate(5)           23.55%          23.84%         23.55%       23.84%

Gross Portfolio Yield(4)      21.85%          22.56%         22.09%       22.44%

Average Cost of
 Borrowed Funds                6.04%           6.77%          6.19%        6.85%

Provision for Credit
Losses as a
Percentage of Average
Net Finance Receivables        1.45%           2.39%          1.80%        2.36%

Net Portfolio Yield (4)       16.91%          16.19%         16.71%       16.04%

Operating Expenses as a
Percentage of Average Net
Finance Receivables (6)        9.71%           9.21%          9.57%        9.07%

Pre-tax Yield as a
Percentage of Average
Net Finance Receivables(7)     7.21%           6.98%          7.14%        6.97%

Write-off to Liquidation(8)    9.89%           9.29%          8.85%        8.60%

Net Charge-Off Percentage(9)   8.58%           7.97%          7.63%        7.47%

See accompanying notes.


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

(3) Does not include revenue of $70,750 and $92,939 associated with the Company's software subsidiary NDS for the three months ended September 30, 2003 and 2002, respectively. Does not include revenue of $142,308 and $175,315 associated with the Company's software subsidiary NDS for the six months ended September 30, 2003 and 2002, respectively.

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

(6)
    Does not include operating expenses of $66,585 and $96,460 associated with the Company's software subsidiary NDS for the three months ended September 30, 2003 and 2002, respectively. Does not include operating expenses of $136,066 and $193,166 associated with the Company's software subsidiary NDS for the six months ended September 30, 2003 and 2002, respectively.

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

Three months ended September 30, 2003 compared to three months ended September 30, 2002


 Interest Income and Loan Portfolio

       Interest revenue increased 11% to $6.1 million for the period ended September 30, 2003, from $5.5 million for the period ended September 30, 2002. The net finance receivable balance totaled $92.1 million at September 30, 2003, an increase of 13% from the $81.5 million at September 30, 2002. The primary reason net finance receivables increased was the increase in the receivable base of several existing branches and the opening of three additional branch locations. The gross finance receivable balance increased 13% to $147.0 million at September 30, 2003 from $129.6 million at September 30, 2002. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 22.56% for the period ended September 30, 2002 to 21.85% for the period ended September 30, 2003. The net portfolio yield increased from 16.19% for the period ended September 30, 2002 to 16.91% for the period ended September 30, 2003. The primary reason for the increase in the net portfolio yield was an decrease in the provision for credit losses for the period ended September 30, 2003.

 Computer Software Business

   Sales for the period ended September 30, 2003 were $70,750 compared to $92,939 for the period ended September 30, 2002, a decrease of 24%. This decrease was primarily due to attrition in the customer base. The Cmpany expects this trend to continue as it continues to focus on its core business of consumer finance. Cost of sales and operating expenses decreased from $105,682 for the period ended September 30, 2002 to $78,200 for the period ended September 30, 2003.

 Operating Expenses

   Operating expenses, excluding provision for credit losses and interest expense, increased to $2.8 million for the period ended September 30, 2003 from $2.3 million for the period ended September 30, 2002. This increase of 19% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of three additional branch offices. Operating expenses as a percentage of interest earning assets increased from 9.21% for the period ended September 30, 2002 to 9.71% for the period ended September 30, 2003.

 Interest Expense

      Interest expense increased to $968,310 for the period ended September 30, 2003 as compared to $967,632 for the period ended September 30, 2002. The average indebtedness for the period ended September 30, 2003 increased to $64.2 million compared to $57.2 million for the period ended September 30, 2002. This increase was offset by a decrease in the average cost of outstanding borrowings from 6.77% during the three months ended September 30, 2002 to 6.04% during the three months ended September 30, 2003.

Six months ended September 30, 2003 compared to six months ended September 30, 2002


 Interest Income and Loan Portfolio

       Interest  revenue increased 12% to $12.1 million  for  the period  ended  September 30, 2003, from  $10.7  million  for  the period ended September 30, 2002. The net finance receivable balance totaled $92.1 million at September 30, 2003, an increase of 13% from the $81.5 million at September 30, 2002. The primary reason net finance receivables increased was the increase in the receivable base of several existing branches and the opening of three additional branch locations. The gross finance receivable balance increased 13% to $147.0 million at September 30, 2003 from $129.6 million at September 30, 2002. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 22.44% for the period ended September 30, 2002 to 22.09% for the period ended September 30, 2003. The net portfolio yield increased from 16.04% for the period ended September 30, 2002 to 16.71% for the period ended September 30, 2003. The primary reason for the increase in the net portfolio yield was a decrease in the provision for credit losses for the period ended September 30, 2003.

 Computer Software Business

   Sales for the period ended September 30, 2003 were $142,308 compared to $175,315 for the period ended September 30, 2002, a decrease of 19%. This decrease was primarily due to attrition in the customer base. The Company expects this trend to continue as it continues to focus on its core business of consumer finance. Cost of sales and operating expenses decreased from $193,166 for the period ended September 30, 2002 to $164,755 for the period ended September 30, 2003.

 Operating Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $5.4 million for the period ended September 30, 2003 from $4.5 million for the period ended September 30, 2002. This increase of 19% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of three additional branch offices. Operating expenses as a percentage of interest earning assets increased from 9.07% for the period ended September 30, 2002 to 9.57% for the period ended September 30, 2003.

 Interest Expense

       Interest expense increased to $2.0 million for the period ended September 30, 2003 as compared to $1.9 million for the period ended September 30, 2002. The average indebtedness for the period ended September 30, 2003 increased to $63.2 million compared to $56.4 million for the period ended September 30, 2002. This increase was offset by a decrease in the average cost of outstanding borrowings from 6.85% during the six months ended September 30, 2002 to 6.19% during the six months ended September 30, 2003.

Contract Procurement

The Company purchases contracts in the states listed below. The amounts shown in the table below represent the total face value of contracts acquired. The decrease in purchases for the State of Florida is primarily due to increased competition and the lack of expansion in that state during the current year. The Company has sixteen branch locations in Florida and does not have any immediate plans for additional expansion in Florida. The Company has been expanding its contract procurement in North Carolina, South Carolina, Ohio, Virginia and Michigan. Please see Future Expansion.

The Contracts purchased by the Company are predominately for used
vehicles,  less  than  3%  were  new.  The  average  model   year
collateralizing  the  portfolio is  a  1999  vehicle.   Contracts
purchased and originated are shown at face value.



         Maximum
         allowable
         Interest       3 Months Ended          6 Months Ended
 State    rate (1)    9/30/03    9/30/02      9/30/03      9/30/02
------------------------------------------------------------------
  FL       30%      $9,077,354  $9,760,594   $19,125,752  $19,259,893
  OH       25%       3,109,399   2,131,955     6,214,025    3,678,333
  GA       29%       2,263,364   2,092,776     4,570,548    3,866,887
  NC       29%       1,998,984   1,957,783     3,969,578    3,955,127
  SC       29%         743,924     586,870     1,479,639    1,098,633
  MI       25%         612,723           -     1,068,257            -
  VA       29%         184,573       8,400       201,613       55,042
                  ----------------------------------------------------
                   $17,990,321 $16,538,378   $36,629,412  $31,913,915
                 =====================================================


      (1)The allowable maximum interest rates by State is subject to change and are governed by the individual states the Company conducts business in.

                              Indirect Contracts Purchased
                         3 Months Ended            6 Months Ended
                      9/30/03       9/30/02     9/30/03      9/30/02
-----------------------------------------------------------------------
Purchases          $17,990,321   $16,538,378  $36,629,412  $31,913,915
Weighted APR            24.00%        24.03%       23.96%       24.32%
Average Discount         8.95%         8.81%        8.95%        8.82%
Average Term(mths)          43            41           44           41
Average Loan            $8,082        $8,273       $8,138       $8,194
Number of Contracts      2,226         1,999        4,501        3,895



                             Direct Loans Originated
                       3 Months Ended        6 Months Ended
                    9/30/03     9/30/02    9/30/03     9/30/02
--------------------------------------------------------------------------
Originations        $961,073   $935,539  $1,893,856  $2,046,435
Weighted  APR         26.29%      26.08%     26.46%      25.82%
Average Term(mths)        28          21         27          22
Average Loan          $2,930      $3,057     $2,896      $3,134
Number of Loans          328         306        654         653


Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 71 Contracts with an aggregate initial principal amount of approximately $574,735. As of September 30, 2003, the Company had 446 active pools.

   The Company pools Contracts according to branch location because the branches purchase contracts in different markets located in Florida, Georgia, North Carolina, South Carolina, Ohio, Michigan and Virginia. All Contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market.

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

   Dealer discount represents the difference between the face value of an installment contract and the amount of money the Company actually pays for the contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount relates to credit quality, and is therefore considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a pool which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For pools not fully liquidated, that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the pool. Reserves accreted into income for the three months ended September 30, 2003 were $496,826 compared to $566,869 for the three months ended September 30, 2002. Reserves accreted into income for the six months ended September 30, 2003 were $1,020,951 compared to $1,147,920 for the six months ended September 30, 2002.

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

   In analyzing a pool, the Company considers the performance of prior pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current pool, the credit rating of the borrowers under the Contracts in the pool, and current market and economic conditions. Each pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. As of September 30, 2003, the Company had established reserves for losses on Contracts of $19,468,081 or 13.65% of gross outstanding receivables under the Contracts.

The following table sets forth a reconciliation of the changes in dealer discount on Contracts.


                       Three months ended       Six months ended
                         September 30,            September 30,
                          2003    2002            2003     2002
                  ------------------------------------------------------------
Balance at
beginning of period   $13,358,345    $11,686,394   $12,394,089   $11,259,898

Discounts acquired
 on new volume          2,896,626      2,675,639     5,964,475     5,218,073
Losses absorbed        (2,391,406)    (2,148,048)   (4,247,938)   (3,937,298)
Recoveries                303,148        276,746       580,212       525,774
Reserves accreted        (472,752)      (538,609)     (996,877)   (1,114,325)
                     --------------------------------------------------------
Balance at
end of period         $13,693,961    $11,952,122   $13,693,961   $11,952,122
                     ========================================================
Reserves as a
percent of gross
Finance receivables         9.60%          9.58%         9.60%         9.58%
                     ========================================================


The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

                       Three months ended       Six months ended
                         September 30,            September 30,
                       2003        2002          2003        2002
                   ------------------------------------------------

Balance at
beginning of period        $5,736,120  $4,452,746  $5,428,681   $4,105,174

Current period provision      344,655     518,525     864,108    1,009,989
Losses absorbed              (306,656)    (91,898)   (518,670)    (235,791)
                          -------------------------------------------------
Balance at
end of period              $5,774,119  $4,879,373  $5,774,119   $4,879,372
                         ==================================================
Reserves as a
percent of gross
Finance receivables             4.05%       3.91%       4.05%        3.91%
                         ==================================================


The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct loans.


                       Three months ended       Six months ended
                         September 30,     September 30,
                      2003    2002     2003     2002
                    ------------------------------------------------
Balance at
beginning of period    $201,017   $226,747   $176,126    $200,612

Current period
provision                59,501     63,613    120,047     119,215
Losses absorbed         (42,488)   (67,851)   (83,739)    (98,448)
Recoveries                7,393      8,060     12,989      14,525
Reserves accreted       (24,074)   (28,260)   (24,074)    (33,595)
                       --------------------------------------------
Balance at end of
period                 $201,349   $202,309   $201,349    $202,309
                       ===========================================
Reserves as a
percent of gross
Finance receivables       4.59%      4.19%      4.59%       4.19%
                       ===========================================



Total reserves
at end of period    $19,669,429 $17,033,804  $19,669,429 $17,033,804

Reserves as a
percent of gross
Finance receivables      13.38%      13.15%       13.38%      13.15%


The average dealer discount associated with new volume increased for the three and six months ended September 30, 2003 to 8.95% and 8.95% respectively, from 8.81% and 8.82% for the three and six months ended September 30, 2002, respectively. The Company does not consider these changes to be material and such changes are not the result of any change in buying philosophy or competition.

The provision for credit losses decreased for the three and six-month periods ended September 30, 2003 to $404,156 and $984,155 respectively, as compared to $582,138 and $1,129,204 for the three and six-month periods ended September 30, 2002. This reduction is primarily attributed to an increase in the collections of ancillary charges from existing customers. To a lesser extent, the provision for credit losses decreased as a result of static pool performance meeting or exceeding Company expectations.

The Company's losses as a percentage of liquidation increased during the three and six months periods ended September 30, 2003 as compared to last year. The three and six-month periods ended September 30, 2003 were 9.89% and 8.85% compared to 9.29% and 8.60% for the three and six-month periods ended September 30, 2002. The Company anticipates portfolio performance will deteriorate in the near term, but will stabilize in the long term, unless the overall economic conditions and current unemployment rates continue to decline. In response to current conditions the Company has raised its initial target reserve percentage on new static pools to 12.2% from 11.8%. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of contracts purchased during the current fiscal year that would have contributed to the rise in losses. The delinquency percentage for contracts more than thirty days past due for the period ended September 30, 2003 decreased to 2.63% from 2.88% for the period ended September 30, 2002. The delinquency percentage for direct loans more than thirty days past due for the period ended September 30, 2003 increased to 2.99% from 2.08% for the period ended September 30, 2002. The Company does not give significant consideration to short-term trends in delinquency when evaluating reserve levels. Delinquency percentages tend to be very volatile and often are not necessarily an indication of future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific pool performance and recent trends as leading indicators to future performance of the portfolio.

Recoveries as a percentage of current period losses were 11.33% and 12.23% for the three and six-month periods ended September 30, 2003 as compared to 12.34% and 12.65% for the three and six-month periods ended September 30, 2002. The Company expects recoveries as a percent of losses to decline in the future, as the Company continues to expand, it will become more difficult to implement the loss recovery model in geographic areas further away from the Company's origin.

Reserves accreted into income for the three and six-month periods ended September 30, 2003 were $496,826 and $1,020,951 respectively as compared to $566,869 and $1,147,920 for the three and six-month periods ended September 30, 2002. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen deterioration in the performance of the portfolio, more specifically; static pools more than fifty percent liquidated have seen an increase in the default rate when compared to prior year pool performance during their same liquidation cycle. The Company attributes this increase to overall general economic conditions and more specifically to the increased unemployment rate in the Company's markets.

      The current unemployment rate compared to last year has risen. The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not anticipate the unemployment level to rise significantly in the future nor does it expect it to drop significantly in the future, therefore the Company does not plan on increasing or decreasing reserves based on the current unemployment rate. The number of voluntary repossessions has remained steady for the six months ended September 30, 2003 as compared to the six months ended September 30, 2002. As a result of this stability the Company believes the current reserve levels are adequate in this regard. The number of bankruptcy filings has increased during the six months ended September 30, 2003 as compared to the six months ended September 30, 2002.

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

   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:




                        Three Months Ended      Three Months Ended
                        September 30, 2003      September 30, 2002
                      ---------------------    --------------------

Contracts
Gross Balance
 Outstanding                $142,611,322             $124,728,292

                          Dollar                  Dollar
Delinquencies             Amount   Percent*       Amount     Percent*
---------------       ------------ -------       ---------   ---------
30 to 59 days         $ 2,554,310   1.79%      $ 2,538,101     2.03%
60 to 89 days             921,969   0.65%          733,604     0.59%
90   +  days              269,734   0.19%          325,314     0.26%
                       -----------  -----      ------------   ------
Total Delinquencies   $ 3,746,013              $ 3,597,019

*Total Delinquencies
 as percent of
 outstanding balance                2.63%                      2.88%

Direct Loans
Gross Balance
Outstanding                  $ 4,378,131              $ 4,829,199

Delinquencies

30 to 59 days            $ 67,549   1.54%         $ 72,985     1.51%
60 to 89 days              15,716   0.36%           14,414     0.30%
90 + days                  47,737   1.09%           13,150     0.27%
                        ---------   -----         ---------    -----
Total Delinquencies      $131,002                 $100,549

*Total Delinquencies
 as a percent of
 outstanding balance                2.99%                      2.08%



  The delinquency percentage for contracts more than thirty days past due for the three months ended September 30, 2003 was 2.63% compared to 2.88% for the three months ended September 30, 2002. The delinquency percentage for direct loans more than thirty days past due for the three months ended September 30, 2003 was 2.99% compared to 2.08% for the three months ended September 30, 2002.

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

Income Taxes

  The Company's effective tax rate remained relatively consistent at 37.43% and 37.68% for the three and six month periods ended
September 30, 2003 compared to 37.77% and 37.52% for the three and six months ended September 30, 2002.


Liquidity and Capital Resources

The Company's cash flows for the six months ended September 30, 2003 and September 30, 2002 are summarized as follows:

                                Six months ended   Six months ended
                                   September 30,     September 30,
                                       2003              2002
                              ---------------------------------------
  Cash provided by:
   Operating Activities -          $ 3,711,647         $  2,844,157
   Investing Activities -
   (primarily purchase of
    Contracts)                      (7,105,319)          (6,698,417)
   Financing Activities              4,896,914            4,401,224

   Net increase in cash              1,503,242              546,964


      The Company's primary use of working capital during the three months ended September 30, 2003 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Company's Line of Credit. The Line of Credit is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of September 30, 2003 the Company had approximately $10.0 million available under the Line of Credit. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

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

  On August 11, 2003 the Company announced a $.10 per share semi-annual cash dividend. The Company intends to continue the cash dividend program, provided that future earnings meet expectations. The Company must also receive waivers from its current lenders in order to pay cash dividends. The ability for the Company to receive the necessary waivers is largely dependent upon portfolio performance. No assurance can be given that these waivers will be granted.

Future Expansion

       The Company currently operates twenty-eight branch locations, fifteen in the State of Florida, three in the State of Georgia, three in the State of North Carolina, one in the state of South Carolina, five in the state of Ohio and one in the state of Michigan.

 The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company's portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving Line of Credit arrangement, either with its current lender or another lender. The Company, from time to time, has and will meet with private investors and financial institutions that specialize in investing in subordinated debt. The Company believes that opportunity for growth continues to exist in Florida, Georgia, North Carolina, South Carolina, Ohio, and Michigan and intends to continue its expansion activities in those states. The Company is currently expanding its automobile financing program in the State of Virginia. The Company has targeted certain geographic locations within the State of Virginia where it believes there is a sufficient market for its automobile financing program. The Company is currently purchasing Contracts in the State of Virginia utilizing employees who reside in the State of Virginia. These employees are developing their respective markets in Virginia and the Company has created a Central Buying Office in its Corporate Headquarters in Clearwater Florida to purchase, process and service these Contracts. The Company's strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. No assurances can be given, however, that any further such expansion will occur. The Company is also analyzing other markets in States the Company does not currently operate in, however no assurance can be given that any expansion will occur in these new markets.

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

           (b)  Reports on Form 8-K -


  On August 11, 2003, Nicholas Financial, Inc. (the "Company") filed an 8-K announcing a cash dividend of $.10 payable semi-annual to shareholders of record as of September 30, 2003.

  On September 30, 2003, the Company filed an 8-K announcing Ernst & Young LLP had advised the Company's audit committee that, following completion of its review of the Company's financial statements as of, and for the quarter ended September 30, 2003, it would resign as the Company's independent auditors.

  Ernst & Young's reports on Nicholas' financial statements for the years ended March 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

  During the fiscal years ended March 31, 2003 and 2002, and the subsequent interim period ended September 30, 2003, there have not been any disagreements between Nicholas and Ernst & Young on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

  Nicholas has commenced the process of retaining new independent auditors. That process is not yet complete.

                           SIGNATURES

   In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on November 13, 2003.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


  Date: November 13, 2003       /s/Peter L Vosotas
                                ------------------------
                                Peter L. Vosotas
                                Chairman, President, Chief
                                Executive Officer
                                (Principal Executive Officer)


  Date: November 13, 2003       /s/Ralph T Finkenbrink
                                --------------------------
                                Ralph T. Finkenbrink
                                (Principal Financial Officer
                                 and Accounting Officer)

                          CERTIFICATION

I, Peter L. Vosotas, certify that:

     1.I have reviewed this Quarterly Report on Form 10-QSB of Nicholas Financial, Inc.;

     2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

          c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          d)Disclosed  in  this  report  any  change       in the
            registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors(or persons performing the equivalent functions):

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


 Date: November 13, 2003         /s/Peter L Vosotas
                                 -------------------------
                                 Peter L. Vosotas
                                 President &
                                 Chief Executive Officer

                         CERTIFICATION

I, Ralph T. Finkenbrink, certify that:

      1.I have reviewed this Quarterly Report on Form 10-QSB of Nicholas Financial, Inc.;

     2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

          c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

          d)Disclosed  in  this  report  any  change       in the
            registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors(or persons performing the equivalent functions):

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

Dated: November 13, 2003     /s/Ralph T Finkenbrink
                            -------------------------------
                            Ralph T. Finkenbrink
                            Senior Vice President

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

Exhibit 99.1


        Written Statement of the Chief Executive Officer
                   Pursuant to 18 U.S.C.  1350

   Solely for the purposes of complying with 18 U.S.C. 1350, I , the undersigned Chief Executive Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Peter L Vosotas
------------------------
Peter L. Vosotas
Chief Executive Officer
November 13, 2003

Exhibit 99.2

        Written Statement of the Chief Financial Officer
                   Pursuant to 18 U.S.C.  1350

   Solely for the purposes of complying with 19 U.S.C. 1350, I , the undersigned Chief Financial Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Ralph T Finkenbrink
---------------------------
Ralph Finkenbrink
Chief Financial Officer
November 13, 2003