Form 10QSB
period 2003-12-31
NICHOLAS FINANCIAL INC
filed 2004-02-13
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 2003



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


As of January 31, 2004 there were 5,080,288 shares of common stock outstanding.

                    Nicholas Financial, Inc.
                           Form 10-QSB
                              Index


Part I. Financial Information                                Page

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheet as
         of December 31, 2003.................................3

        Condensed Consolidated Statements of Income
         for  the  three and nine months ended
         December 31, 2003 and 2002...........................4

        Condensed Consolidated Statements of Cash
         Flows for the nine months ended
         December 31, 2003 and 2002...........................5

        Notes to the Condensed Consolidated
         Financial Statements.................................6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................12

Item 3. Controls and Procedures..............................23


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.....................24

        Signatures...........................................25

        Exhibit Index........................................28

Part I. Item 1


                     Nicholas Financial, Inc.
               Condensed Consolidated Balance Sheet
                            (Unaudited)


                                                December 31,
                                                    2003
                                              ----------------
Assets
Cash                                             $ 2,161,193
Finance receivables, net                          92,835,072
Accounts receivable                                   32,395
Assets held for resale                               676,635
Prepaid expenses and other assets                    361,104
Property and equipment, net                          561,127
Deferred income taxes                              3,049,950
                                                ------------
Total assets                                     $99,677,476
                                                ============
Liabilities
Line of credit                                   $66,010,290
Drafts payable                                       473,587
Notes payable - related party                        981,530
Accounts payable                                   3,453,175
Dividends payable                                    253,354
Derivatives                                        1,351,076
Deferred revenues                                  1,045,207
                                                ------------
Total liabilities                                 73,568,219

Shareholders' equity
Preferred stock, no par: 5,000,000 shares
 authorized; none issued and outstanding                   -
Common stock, no par: 50,000,000 shares
 authorized; 5,069,688 shares issued
 and outstanding                                   4,696,014
Accumulated other comprehensive loss                (841,045)
Retained earnings                                 22,254,288
                                                 -----------
Total shareholders' equity                        26,109,257
                                                 -----------
Total liabilities and shareholders' equity       $99,677,476
                                                ============

See accompanying notes.

                     Nicholas Financial, Inc.
            Condensed Consolidated Statements of Income
                            (Unaudited)


                               Three months ended         Nine months ended
                                   December 31,              December 31,
                                2003         2002         2003          2002
                             ---------------------------------------------------
Revenue:
Interest income on
 finance receivables         $6,334,652   $5,350,248   $18,397,452   $16,075,736
Sales                            50,447       78,850       192,755       254,165
                             ---------------------------------------------------
                              6,385,099    5,429,098    18,590,207    16,329,901

Expenses:
Cost of sales                    10,456       19,865        39,145        62,685
Marketing                       221,459      172,388       653,282       481,729
Administrative                2,437,986    2,012,342     7,235,719     6,108,890
Provision for credit losses     632,873      548,554     1,617,028     1,677,758
Depreciation                     30,000       51,000       162,218       130,000
Interest expense                950,109    1,023,976     2,905,747     2,955,671
                              --------------------------------------------------
                              4,282,883    3,828,125    12,613,139    11,416,733
                              --------------------------------------------------
Operating income
 before income taxes          2,102,216    1,600,973     5,977,068     4,913,168

Income tax expense:
 Current                      1,060,332    1,585,769     3,356,708     2,667,527
 Deferred                      (264,155)    (993,962)   (1,100,546)     (832,845)
                              --------------------------------------------------
                                796,177      591,807     2,256,162     1,834,682
                              --------------------------------------------------
Net income                   $1,306,039   $1,009,166    $3,720,906    $3,078,486
                             ===================================================
Earnings per share - basic        $0.26        $0.20         $0.74         $0.62
                             ===================================================
Earnings per share - diluted      $0.24        $0.19         $0.69         $0.58
                             ===================================================
Dividends declared                    -            -         $0.10             -
                             ===================================================


See accompanying notes.

                    Nicholas Financial, Inc.
          Condensed Consolidated Statements of Cash Flows
                            (Unaudited)


                                   Nine months ended December 31,
                                       2003             2002
                                 -----------------------------------

Operating activities
Net income                          $ 3,720,906      $ 3,078,486
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation                             162,218         130,000
Provision for credit losses            1,617,028       1,677,758
Deferred income taxes                 (1,100,546)       (832,845)
Changes in operating
 assets and liabilities:
Accounts receivable                      (16,167)         (5,098)
Prepaid expenses, other assets
 and assets held for resale             (400,466)       (350,677)
Accounts payable and
 other liabilities                       477,803        (805,737)
Drafts payable                          (190,933)       (109,392)
Income taxes payable                    (201,379)        921,902
Deferred revenues                        128,318         294,402
                                     ----------------------------
 Net cash provided by
  operating activities                 4,196,782       3,998,799

Investing activities
Purchase and origination
 of finance contracts                (48,982,384)    (43,112,044)
Principal payments received           40,708,394      35,754,549
Purchase of property and
 equipment, net of disposals            (255,749)       (165,969)
                                     ----------------------------
 Net cash used in investing
  activities                          (8,529,739)     (7,523,464)

Financing activities
Issuance of notes payable -
 related party                           172,920         112,094
Net proceeds from line of credit       5,850,052       4,060,000
Payment of dividend                     (253,359)              -
Sale of common stock                     243,321          40,173
                                     ---------------------------
 Net cash provided by
  financing activities                 6,012,939       4,212,267
                                     ---------------------------
Net increase in cash                   1,679,982         687,602

Cash, beginning of period                481,211          51,239
                                     ---------------------------
Cash, end of period                  $ 2,161,193       $ 738,841
                                     ===========================


See accompanying notes.

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (Unaudited)

                        December 31, 2003


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 30, 2003.

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

                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (continued)
                           (Unaudited)






3. Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:



                                  Three months ended       Nine months ended
                                      December 31,            December 31,
                                    2003       2002         2003        2002
                               ------------------------------------------------
Numerator for earnings
per share - net income         $1,306,039   $1,009,166   $3,720,906  $3,078,486
                               ================================================

Denominator:
 Denominator for basic
  earnings per share -
  weighted average shares       5,064,623    5,003,592    5,036,730   5,004,470

 Effect of dilutive securities:
  Employee stock options          374,366      274,025      359,085     307,607
                               ------------------------------------------------

 Denominator for diluted
  earnings per share            5,438,989    5,277,617    5,395,815   5,312,077
                               ================================================
Earnings per share - basic          $0.26        $0.20        $0.74       $0.62
                               ================================================
Earnings per share - diluted        $0.24        $0.19        $0.69       $0.58
                               ================================================


                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (continued)
                           (Unaudited)


4. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

 Finance receivables, gross contract      $147,649,215
    Less: Unearned interest                (34,935,642)
                                         --------------
    Finance receivables, net
     of unearned interest                  112,713,573
       Dealer discounts                    (13,593,218)
       Allowance for credit losses          (6,285,283)
                                         --------------
    Finance receivables, net              $ 92,835,072
                                         ==============


The terms of the receivables range from 12 to 60 months and bear a weighted average effective interest rate of approximately 24%.


5. Line of Credit

The Company has a $75 million Line of Credit facility (the Line) which expires on November 30, 2004. The Company may borrow the lesser of the $75 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus twenty-five basis points. Prime rate based borrowings are generally less than $5 million. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. As of December 31, 2003 the outstanding amount of the credit facility was approximately $66 million and the amount available under the line of credit was approximately $9 million. As of December 31, 2003 the Company was in full compliance with all debt covenants.

6. Notes Payable - Related Party

The Company's notes payable consist of unsecured notes bearing interest at 6.29% with principal and interest due within 30-days upon demand. The notes totaled $981,530 at December 31, 2003 and are held by a related party.

                     Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (continued)
                           (Unaudited)


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

The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At December 31, 2003 $50,000,000 of the Company's borrowings have been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 3.35% and 4.08% and paid an average fixed rate of 5.73% and 7.07% during the three months ended December 31, 2003 and 2002, respectively. Under the swap agreements, the Company received an average variable rate of 3.45% and 3.98% and paid an average fixed rate of 6.03% and 6.93% during the nine months ended December 31, 2003 and 2002, respectively. A loss of $1,351,076 related to the fair value of the swaps at December 31, 2003 has been recorded in the caption derivatives on the balance sheet. Amounts of net losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material. The Company has also entered into one forward locking swap included in the table below.

The Company has entered into the following cash-flow hedges:


    Date              Effective      Notional   Fixed Rate   Maturity
   Entered              Date          Amount    Of Interest    Date
------------------------------------------------------------------------
 May 17, 2000       May 17, 2000    $10,000,000   6.87%   May 17, 2004
 October 5, 2001    October 5, 2001 $10,000,000   3.85%   October 5, 2004
 June 28, 2002      June 28, 2002   $10,000,000   3.83%   July 2, 2005
 January 6, 2003    April 2, 2003   $10,000,000   3.35%   April 2, 2007
 January 31, 2003   August 1, 2003  $10,000,000   3.20%   August 2, 2006
 February 26, 2003  May 17, 2004    $10,000,000   3.91%   May 19, 2008


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

                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (continued)
                           (Unaudited)


8. Stock Options

The Company has an employee stock incentive plan for officers, directors and key employees under which 548,066 shares of common stock were reserved for issuance as of December 31, 2003. Options currently granted by the Company generally vest over a five-year period.

As  permitted  under Statement of Financial Accounting  Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure"' which amended SFAS 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company's options. The follow table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                            Three months ended      Nine months ended
                               December 31,             December 31,
                             2003        2002         2003       2002
                        -------------------------------------------------
Net Income                $1,306,039  $1,009,166  $3,720,906  $3,078,486
 Basic earnings
  per share                    $0.26       $0.20       $0.74       $0.62
 Fully diluted
  earnings per share           $0.24       $0.19       $0.69       $0.58

 Stock based employee
  compensation cost under
  the Fair Value Method      $10,509     $15,282     $32,535     $59,594
Pro forma net income      $1,295,530    $993,884  $3,688,371  $3,018,892
 Pro forma basic
  earnings per share           $0.26       $0.19       $0.73       $0.60

 Pro forma diluted
   earnings per share          $0.24       $0.18       $0.68       $0.57


                    Nicholas Financial, Inc.
     Notes to the Condensed Consolidated Financial Statements
                           (continued)
                           (Unaudited)





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

The following table reconciles net income with comprehensive income for the three and nine months ended December 31, 2003 and 2002.


                      Three months ended        Nine months ended
                          December 31,             December 31,
                        2003        2002         2003        2002
                    ------------------------------------------------
Net income           $1,306,039  $1,009,166  $3,720,906  $3,078,486

Mark to market
 - interest rate
 swaps(net of tax)      361,673      80,676     561,300    (573,911)
                    ------------------------------------------------
Comprehensive
 income              $1,667,712  $1,089,842  $4,282,206  $2,504,575
                    ================================================


Part I. Item 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
Introduction

   Consolidated net income increased for the three and nine month periods ended December 31, 2003 to $1,306,039 and $3,720,906, respectively, compared to $1,009,166 and $3,078,486 for the three and nine month periods ended December 31, 2002, respectively. Earnings were favorably impacted by an increase in the outstanding loan portfolio, a reduction in the average cost of borrowed funds and a reduction in the charge-off rate. The Company's software subsidiary, Nicholas Data Services (NDS),did not contribute significantly to consolidated operations in the three or nine month periods ended December 31, 2003 or 2002.

                        Portfolio Summary
                        -----------------

                        Three  months ended     Nine  months ended
                              December 31,         December 31,
                          2003       2002      2003      2002
                  -------------------------------------------------

Average finance
 receivables, net of
 unearned interest(1) $112,338,303  $98,504,403  $110,248,781  $96,554,714
                      ====================================================
Average
 indebtedness (2)      $66,328,452  $57,952,802   $64,243,278  $56,899,973
                      ====================================================

Total finance
 revenue(3)             $6,334,652   $5,350,248   $18,397,452  $16,075,736

Interest expense           950,109    1,023,976     2,905,747    2,955,671

Net finance revenue     $5,384,543   $4,326,272   $15,491,705  $13,120,065
                      ====================================================

Weighted average
contractual rate(5)         23.85%       23.79%        24.02%       24.21%
                           =================================================

Average cost of
borrowed funds (2)           5.73%        7.07%         6.03%        6.93%
                           =================================================

Gross portfolio yield(4)    22.56%       21.73%        22.25%       22.20%

Interest expense as a
percentage of average
finance  receivables,
net of unearned interest     3.38%        4.16%         3.51%        4.08%

Provision for credit
losses as a percentage
of average finance
receivables, net of
unearned interest            2.25%        2.23%         1.96%        2.32%

Net portfolio yield(4)      16.93%       15.34%        16.78%       15.80%

Expenses as a percentage
of average finance
receivables, net of
unearned interest (6)        9.39%        8.69%         9.51%        8.88%

Pre-tax yield as a
percentage of average
finance receivables,
net of unearned interest(7)  7.54%        6.65%         7.27%        6.92%
                            ================================================
Write-off to
liquidation(8)               9.64%       11.97%         9.12%        9.88%
Net charge-off
percentage (9)               8.11%       10.50%         7.79%        8.62%


(1) Average   finance  receivables,  net  of  unearned   interest
    represents the average of gross finance receivables, less unearned interest throughout the period.

(2) Average   indebtedness  represents  the  average  outstanding
    borrowings  under  the Line and notes payable-related  party.
    Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3) Total finance revenue does not include revenue generated by NDS. See page 14 for detail on NDS revenue for the three months ended December 31, 2003 and 2002, respectively. See page 15 for detail on NDS revenue for the nine months ended December 31, 2003 and 2002, respectively.

(4) Gross portfolio yield represents total finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents net finance revenue minus the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(5) Weighted  average  contractual rate represents  the  weighted
    average   annual  percentage  rate  (APR)  of  all  contracts
    purchased  during  the three and nine months  ended  December
    31, 2003 and 2002, respectively.

(6) Operating expenses do not include interest expense, the provision for credit losses or operating expenses associated with NDS. See page 14 for detail on NDS operating expenses for the three months ended December 31, 2003 and 2002, respectively. See page 15 for detail on NDS operating expenses for the nine months ended December 31, 2003 and 2002, respectively.

(7) Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)      Liquidation  is defined as beginning receivable  balance
    plus    current    period   purchases   minus    voids    and
    refinances minus ending receivable balance.

(9) Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest outstanding during the period.


Note:For comparability purposes, all three and nine month key performance indicators expressed as percentages have been annualized.

Three months ended December 31, 2003 compared to three months ended December 31, 2002


 Interest Income and Loan Portfolio

       Interest income increased 18% to $6.3 million for the period ended December 31, 2003, from $5.4 million for the period ended December 31, 2002. The average finance receivables, net of unearned interest equaled $112.3 million for the period ended December 31, 2003, an increase of 14% from the $98.5 million for the period ended December 31, 2002. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of two additional branch locations. The gross finance receivable balance increased 15% to $148 million at December 31, 2003 from $129 million at December 31, 2002. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 21.73% for the period ended December 31, 2002 to 22.56% for the period ended December 31, 2003. The net portfolio yield increased from 15.34% for the period ended December 31, 2002 to 16.92% for the period ended December 31, 2003. The primary reasons for the increase in the net portfolio yield was a decrease in charge-offs and a reduction in the cost of borrowed funds for the period ended December 31, 2003. The net charge-off percentage for the period ended December 31, 2003 was 8.11% compared to 10.50% for the period ended December 31, 2002.

 Computer Software Business

   Sales for the period ended December 31, 2003 were $50,447 compared to $78,850 for the period ended December 31, 2002, a decrease of 36%. This decrease was primarily due to lower revenue from the existing customer base during the period ended December 31, 2003. Cost of sales and operating expenses decreased from $115,073 for the period ended December 31, 2002 to $65,754 for the period ended December 31, 2003.

Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $2.6 million for the period ended December 31, 2003 from $2.2 million for the period ended December 31, 2002. This increase of 18% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of two additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest increased from 8.69% for the period ended December 31, 2002 to 9.38% for the period ended December 31, 2003.

 Interest Expense

      Interest expense decreased to $950,109 for the period ended December 31, 2003 as compared to $1,023,976 for the period ended December 31, 2002. The average indebtedness for the period ended December 31, 2003 increased to $66.3 million compared to $58.0 million for the period ended December 31, 2002. This increase was offset by a decrease in the average cost of borrowed funds from 7.07% during the three months ended December 31, 2002 to 5.73% during the three months ended December 31, 2003.

Nine months ended December 31, 2003 compared to nine months ended
December 31, 2002


 Interest Income and Loan Portfolio

       Interest income increased 14% to $18.4 million for the period ended December 31, 2003, from $16.1 million for the period ended December 31, 2002. The average finance receivables, net of unearned interest equaled $110.2 million for the period ended December 31, 2003, an increase of 14% from the $96.6 million for the period ended December 31, 2002. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of two additional branch locations. The gross finance receivable balance increased 15% to $148 million at December 31, 2003 from $129 million at December 31, 2002. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.20% for the period ended December 31, 2002 to 22.25% for the period ended December 31, 2003. The net portfolio yield increased from 15.80% for the period ended December 31, 2002 to 16.78% for the period ended December 31, 2003. The primary reasons for the increase in the net portfolio yield was a decrease in charge-offs, a reduction in the provision for credit losses and a reduction in the cost of borrowed funds for the period ended December 31, 2003. The net charge off percentage for the period ended December 31, 2003 was 7.79% compared to 8.62% for the period ended December 31, 2002.

 Computer Software Business

   Sales  for  the period ended December 31, 2003  were  $192,755 compared to $254,165 for the period ended December 31, 2002, a decrease of 24%. This decrease was primarily due to lower revenue from the existing customer base during the nine month period. Cost of sales and operating expenses decreased from $351,059 for the period ended December 31, 2002 to $230,509 for the period ended December 31, 2003.

 Expenses

       Operating expenses, excluding provision for credit losses and interest expense, increased to $7.9 million for the period ended December 31, 2003 from $6.7 million for the period ended December 31, 2002. This increase of 18% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of two additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest increased from 8.88% for the period ended December 31, 2002 to 9.51% for the period ended December 31, 2003.

 Interest Expense

       Interest expense was $2.9 million for the period ended December 31, 2003 as compared to $3.0 million for the period ended December 31, 2002. The average indebtedness for the period ended December 31, 2003 increased to $64.2 million compared to $56.9 million for the period ended December 31, 2002. This increase was offset by a decrease in the average cost of borrowed funds from 6.93% during the nine months ended December 31, 2002 to 6.03% during the nine months ended December 31, 2003.

Contract Procurement

  The Company purchases contracts in the states listed below. The Company has been expanding its contract procurement in South Carolina, Ohio, Michigan and Virginia. Please see Future Expansion. The contracts purchased by the Company are predominately for used vehicles, less than 3% were new. The average model year collateralizing the portfolio is a 1998 vehicle.

   The amounts shown in the table below represent the finance receivables, net of unearned interest of indirect contracts purchased.


              Maximum
             allowable
             Interest        3 Months Ended            9 Months Ended
     State    rate (1)    12/31/03    12/31/02     12/31/03      12/31/02
 =============================================================================
      FL       30%      $8,226,294   $7,667,048   $27,210,545   $26,790,694

      GA       29%       1,802,773    1,844,048     6,384,776     5,679,668

      NC       29%       1,581,909    1,755,160     5,548,857     5,694,837

      SC       29%         664,595      568,994     2,144,234     1,667,627

      OH       25%       2,267,575    1,714,623     8,453,317     5,373,214

      VA       29%         438,850       10,432       611,901        65,475

      MI       29%         597,254            -     1,665,511             -
                      ------------------------------------------------------
   Total               $15,579,250  $13,560,305   $52,019,141   $45,271,515
                      ======================================================




      (1) The allowable maximum interest rates by State is subject to change and are governed by the individual states the Company conducts business in.



                   Indirect Contracts Purchased
                 ---------------------------------


                            3 Months Ended            9 Months Ended
                         12/31/03   12/31/02       12/31/03    12/31/02
    -------------------------------------------------------------------
       Purchases       $15,579,250  $13,560,305  $52,019,141  $45,271,515
       Weighted APR         23.66%       23.66%       23.88%       24.11%
       Average Discount      8.80%        9.00%        8.91%        8.87%
       Average Term(mnths)      43           40           43           41
       Average Loan         $8,110       $8,091       $8,128       $8,157
       Number of Contracts   1,921        1,676        6,400        5,550



Loan Origination

The following table represents information on direct loans originated by the Company, net of unearned interest.

                     Direct Loans Originated
                    -------------------------

                      3 Months Ended           9 Months Ended
                    12/31/03   12/31/02      12/31/03    12/31/02
   ---------------------------------------------------------------
   Originations      $1,047,014   $935,909  $2,940,870  $2,982,344
   Weighted APR          26.64%     26.60%      26.52%      26.07%
   Average Term(mnths)       24         20          26          21
   Average Loan          $2,755     $2,713      $2,844      $2,988
   Number of Loans          380        345       1,034         998


Analysis of Credit Losses

   Because of the nature of the borrowers under the Contracts and its direct consumer loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into pools for purposes of establishing reserves for losses. Each such pool consists of the loans purchased by a Company branch office during a three month period. The average pool consists of 68 Contracts with an aggregate finance receivables, net of unearned interest of approximately $554,000. As of December 31, 2003, the Company had 469 active pools.

   The Company pools Contracts according to branch location because the branches purchase contracts in different markets located in Florida, Georgia, North Carolina, South Carolina, Virginia, Michigan and Ohio. All Contracts purchased by a branch during a fiscal quarter comprise a pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market.

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

   Dealer discounts represent the difference between finance receivables, net of unearned interest of an installment contract and the amount of money the Company actually pays for the contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount relates to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount into a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the pool, a portion of future unearned income associated with that specific pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a pool which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For pools not fully liquidated, that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the pool. Reserves accreted into income for the three month period ended December 31, 2003 were $442,665 compared to $301,326 in the period ended December 31, 2002. Reserves accreted into income for the nine months ended December 31, 2003 were $1,439,542 compared to $1,415,651 for the period ended December 31, 2002.

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

The following table sets forth a reconciliation of the changes in dealer discounts on indirect contracts.


                          Three months ended     Nine months ended
                              December 31,           December 31,
                          2003        2002        2003         2002
                        ----------------------------------------------
Balance at beginning
 of period              $13,693,963 $11,850,964   $12,394,089  $11,098,758
Discounts acquired
 on new volume            2,504,121   2,160,225     8,468,596    7,378,298
Losses absorbed          (2,420,384) (2,748,703)   (6,668,320)  (6,625,413)
Recoveries                  258,184     280,002       838,396      805,170
Discounts accreted         (442,665)   (301,326)   (1,439,542)  (1,415,651)
                        ---------------------------------------------------
Balance at end of
  period                $13,593,219 $11,241,162   $13,593,219   $11,241,162
                        ===================================================

Dealer discounts
 as a percent of
 gross indirect
 contracts                    9.50%       9.05%         9.50%         9.05%



The following table sets forth a reconciliation of the changes in the allowance for credit losses on indirect contracts.

                        Three months ended          Nine months ended
                           December 31,               December 31,
                         2003        2002          2003          2002
                    ------------------------------------------------------
Balance at beginning
 of period            $5,774,119   $4,980,530   $5,428,681    $4,266,314
Current period
 provision               467,085      447,398    1,331,193     1,457,387
Losses absorbed         (129,872)     (97,300)    (648,542)     (393,073)
                     ----------------------------------------------------
Balance at end
 of period            $6,111,332   $5,330,628   $6,111,332    $5,330,628
                     ====================================================
Allowance as a percent
 of gross indirect
 contracts                 4.27%        4.29%         4.27%        4.29%




The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

                         Three months  ended        Nine months ended
                             December 31,              December 31,
                           2003        2002          2003        2002
                    -------------------------------------------------------
Balance at beginning
 of period              $201,349     $202,310      $176,126     $200,612
Current period
 provision                87,660      101,156       207,707      220,371
Losses absorbed          (55,235)     (57,929)     (138,974)    (156,982)
Recoveries                 9,638        8,921        22,627       24,052
Discounts accreted       (69,461)     (36,763)      (93,535)     (70,358)
                     ----------------------------------------------------
Balance at end
 of period              $173,951     $217,695      $173,951     $217,695
                     ====================================================
Allowance as a percent
 of gross direct loan
 receivables               3.83%        4.58%         3.83%        4.58%



Total Discounts and
 Allowances at end
 of period           $19,878,501  $16,789,485   $19,878,501  $16,789,485
                     ====================================================
Discounts and
 Allowances as a
 percent of gross
 receivables              13.46%       13.02%        13.46%       13.02%

    The average dealer discount associated with new volume remained consistent with last year. For the three and nine months ended December 31, 2003 the average discount was 8.80% and 8.91% respectively, as compared to 8.98% and 8.87% for the three and nine months ended December 31, 2002, respectively. The Company does not consider these changes to be material and is not the result of any change in buying philosophy or competition.

    The provision for credit losses increased to $632,873 for the three months ended December 31, 2003 from $548,554 for the three months ended December 31, 2002. For the nine months ended December 31, 2003 the provision for credit losses decreased to $1,617,028 compared to $1,677,758 for the nine months ended December 31, 2002.

   The Company's write-offs as a percentage of liquidation decreased from 11.97% and 9.88% for the three and nine-month periods ended December 31, 2002, respectively, to 9.64% and 9.12% for the three and nine-month periods ended December 31, 2003, respectively. The Company anticipates portfolio performance will stabilize in the near term but will continue to be higher in relation to past years when the overall economic conditions and unemployment rate was better. In response to current conditions the Company has raised its initial target reserve percentage on new static pools to 12.4% from 11.8%. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of contracts purchased during the current fiscal year that would have contributed to the rise in losses. The delinquency percentage for contracts more than thirty days past due for the nine month period ended December 31, 2003 decreased to 2.71% from 3.07% for the period ended December 31, 2002. The delinquency percentage for direct loans more than thirty days past due for the period ended December 31, 2003 decreased to 2.24% from 2.52% for the nine month period ended December 31, 2002. The Company does not give much consideration to short-term trends in delinquency when evaluating reserve levels. Delinquency percentages tend to be very volatile and often are not necessarily an indication of future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific pool performance and recent trends as leading indicators to future performance of the portfolio.

    Recoveries as a percentage of write-offs were 10.28% and 11.55% for the three and nine-month periods ended December 31, 2003, respectively, as compared to 10.00% and 11.56% for the three and nine-month periods ended December 31, 2002, respectively. Recoveries are seasonally lower in the December quarter and the current year results are consistent with prior reporting periods.

   Reserves accreted into income for the three and nine-month periods ended December 31, 2003 were $512,126 and $1,533,077, respectively, as compared to $338,089 and $1,486,009 for the three and nine-month periods ended December 31, 2002, respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen deterioration in the performance of the portfolio for static pools more than eighty percent liquidated when compared to historical pool performance during the same liquidation cycle. The Company attributes this increase to the gradual shift in recent years towards purchasing "simple interest contracts" as opposed to "pre-compute contracts". This shift towards simple interest contracts has been dictated by the marketplace and not by the Company. The difference between the two types of contracts is as follows: pre-compute contracts have a stated total interest and cannot be effected by the timeliness or amount of payments received. In contrast, simple interest contracts charge interest based on the timeliness and amount of payments received. Two identical contracts relative to the amount financed, term and annual percentage rate of interest charged "APR" will result in different amounts of interest being charged to an individual based on the amount and timing of payments made under the contract. The Company knows there is a correlation between delinquency and losses as a result simple interest contracts will have greater principal balances at the time of loss compared to a pre-compute contract. This greater principal balance at the time of repossession will result in a greater loss subsequent to the sale of the repossessed vehicle.


   The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Indirect contracts purchased and Direct loans originated:



                      December 31, 2003      December 31, 2002
                   ----------------------  ----------------------
Indirect contracts
Gross balance
 outstanding             $143,113,043              $124,238,870

                       Dollar                   Dollar
Delinquencies          Amount    Percent*       Amount     Percent*
                      --------   --------      --------    --------
30 to 59 days        $2,836,531    1.98%       $2,595,883     2.09%
60 to 89 days           805,643    0.56%          852,351     0.69%
90   +  days            247,261    0.17%          363,195     0.29%
                     ----------   ------       ----------     -----
Total delinquencies  $3,889,435    2.71%       $3,811,429     3.07%


Direct Loans
Gross balance
 outstanding               $4,536,172                $4,753,330

Delinquencies

30 to 59 days          $ 37,451    0.83%         $ 52,074     1.10%
60 to 89 days            33,612    0.74%           46,896     0.99%
90 + days                30,354    0.67%           20,869     0.43%
                       --------    -----         --------    ------
Total delinquencies    $101,417    2.24%         $119,839     2.52%

*Delinquencies as a
percent of outstanding balance


   The  delinquency percentage for indirect contracts  more  than thirty days past due for the period ended December 31, 2003 decreased to 2.71% from 3.07% for the period ended December 31, 2002. The delinquency percentage for direct loans more than thirty days past due for the period ended December 31, 2003 decreased to 2.24% from 2.52% for the period ended December 31, 2002.

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


Income Taxes

  The Company's effective tax rate remained relatively consistent at 37.87% and 37.75% for the three and nine month periods ended December 31, 2003, respectively, compared to 36.97% and 37.34% for the three and nine months ended December 31, 2002, respectively.

Liquidity and Capital Resources

  The  Company's  cash  flows for the nine  month  periods  ended
December 31, 2003 and December 31, 2002 are summarized as follows:


                             Nine months ended  Nine months ended
                             December 31, 2003  December 31, 2002
                             -------------------------------------
Cash provided by (used in):
      Operating Activities -     $4,196,782        $3,998,799

      Investing Activities -
      (primarily purchase of
       Contracts)                (8,529,739)       (7,523,464)

      Financing Activities        6,012,939         4,212,267

      Net increase in cash        1,679,982           687,602



     The Company's primary use of working capital during the nine months ended December 31, 2003 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings on the Line. The Line is secured primarily by Contracts, and available borrowings are based on a percentage of qualifying Contracts. As of December 31, 2003 the Company had approximately $9 million available under the Line. Since inception, the Company has also funded a portion of its working capital needs through cash flows from operating activities.

      The self-liquidating nature of installment Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company's need for cash and its ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations and, if necessary, the issuance of additional subordinated debt and, or the sale of additional securities in the capital markets, will be sufficient to meet its short term funding needs.

   The Company is currently negotiating an amendment to the Line. The amendment is to increase the amount of the Line and extend the maturity date. The Company believes it will have this amendment completed prior to March 31, 2004, but no assurances can be given that this amendment will be completed.

      On August 11, 2003 the Company announced a $0.10 per share annual cash dividend, payable semi-annual. The Company intends to continue its cash dividend program for the foreseeable, provided that future earnings meet expectations. The Company must also receive waivers from its current lenders in order to pay cash dividends. The ability for the Company to receive the necessary waivers is largely dependent upon portfolio performance. No assurance can be given that these waivers will be granted.

Future Expansion

     The Company currently operates twenty-nine branch locations, sixteen in Florida, three in Georgia, three in North Carolina, five in Ohio and one branch location in both Michigan and South Carolina. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding receivables. To date none of our branches have reached this capacity.

   The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company's portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its revolving Line, either with its current lender or another lender. The Company, from time to time, has and will meet with investment bankers and financial institutions discussing various strategies to meet the future needs of the Company. The Company believes opportunity for growth continues to exist in South Carolina, Ohio and Michigan and intends to continue its expansion activities in those states. The Company has expanded its automobile financing program in Virginia and has opened its first branch location as of February 10, 2004. The Company is currently developing additional markets in Pensacola, FL, Greenville, SC, Greensboro, NC, and Newport News, VA. The Company is developing these respective markets by utilizing its Central Buying Office in its Corporate Headquarters in Clearwater FL to purchase, process and service these Contracts. The Company's strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. No assurances can be given, however, that any further such expansion will occur.

Recently Issued Accounting Standards

   In October 2003, the AICPA issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." SOP 03-3 applies to a loan with evidence of deterioration in credit quality subsequent to its origination that is acquired by completion of a transfer (as defined in SOP 03-3), for which it is probable at acquisition of such loan, that the acquirer will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the acquirer recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan's yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Management is currently evaluating the provisions of SOP 03-3.

Forward-Looking Information

   This 10-QSB contains various forward-looking statements and information that are based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate", "estimate", "expect" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company's products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company's existing and future markets, the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition.

Part I. Item 3

                    CONTROLS  AND PROCEDURES

    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this quarterly report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

      The Company's Chief Executive Officer and Chief Financial Officer have evaluated the change to the Company's internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.

                   Part II - Other Information



Item 6.                                                      (a)
Exhibits - See exhibit index following the signature page.

     (b)  Reports on Form 8-K -

    On October 3, 2003, we filed a current report on Form 8-K announcing that on September 30, 2003, Ernst & Young LLP advised the Company's audit committee it would resign as the Company's independent auditors. Ernst & Young's reports on the Company's financial statements for the years ended March 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended March 31, 2003 and 2002, and the subsequent interim period ended September 30, 2003, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

        On December 4, 2003, we filed a current report on Form 8-K announcing that the Company's audit committee chairman announced that effective December 3, 2003, the Company engaged the accounting firm of Crisp Hughes Evans LLP as its new independent auditors

                           SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    NICHOLAS FINANCIAL, INC.
                          (Registrant)


Date: February 13, 2004      /s/Peter L Vosotas
                             -------------------------
                             Peter L. Vosotas
                             Chairman, President,
                             Chief Executive Officer
                             (Principal Executive Officer)


Date: February 13, 2004      /s/Ralph T Finkenbrink
                             --------------------------
                             Ralph T. Finkenbrink
                             (Principal Accounting Officer)

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

    Incorporated by reference to the Company's 2001 Annual proxy statement dated July 2, 2001

21  Subsidiaries of Nicholas Financial, Inc.

    Incorporated by reference to the Company's Form  10-SB  (File
    No. 0-26680) filed on March 13, 1996

24  Powers of Attorney (included on signature page hereto)

31.1   Written Certification of the Chief Executive Officer

31.2   Written Certification of the Chief Financial Officer

32.1
Written Statement of the Chief Executive Officer Pursuant  to  18
U.S.C.  1350

32.2
Written Statement of the Chief Financial Officer Pursuant  to  18
U.S.C.  1350

                          Exhibit 31.1
                          CERTIFICATION

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

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a)Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: February 13, 2004           /s/Peter L Vosotas
                                  -----------------------
                                   Peter L. Vosotas
                                   President & CEO

Exhibit 31.2

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

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a)Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: February 13, 2004            /s/Ralph T Finkenbrink
                                   ---------------------------
                                   Ralph T. Finkenbrink
                                   Senior Vice-President

Exhibit 32.1
        Written Statement of the Chief Executive Officer
                   Pursuant to 18 U.S.C.  1350

   Solely for the purposes of complying with 18 U.S.C. 1350, I , the undersigned Chief Executive Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Peter L Vosotas
----------------------
Peter L. Vosotas
Chief Executive Officer
February 13, 2004

Exhibit 32.2
        Written Statement of the Chief Financial Officer
                   Pursuant to 18 U.S.C.  1350

   Solely for the purposes of complying with 19 U.S.C. 1350, I , the undersigned Chief Financial Officer of Nicholas Financial, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Ralph Finkenbrink
------------------------
Ralph Finkenbrink
Chief Financial Officer
February 13, 2004