Form 10KSB
period 2004-03-31
NICHOLAS FINANCIAL INC
filed 2004-06-29
CIK 1000045

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended March 31, 2004 were $25,500,485.
As of June 8, 2004, 6,487,288 shares of the issuer's Common Stock, no par value, were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $38,666,596

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the issuer's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on August 5, 2004, expected to be filed with the Commission pursuant to Regulation 14A on or about July 8, 2004, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one) : Yes [ ]  No [X]

                      (This page intentionally left blank)

                            NICHOLAS FINANCIAL, INC.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                            PAGE NO.
PART I
       ITEM 1.      Description of Business.............................................................       3
       ITEM 2.      Description of Property.............................................................      13
       ITEM 3.      Legal Proceedings...................................................................      13
       ITEM 4.      Submission of Matters to a Vote of Security Holders.................................      13

PART II

       ITEM 5.      Market for Common Equity, Related Stockholder Matters and Small Business
                               Issuer Purchases of Equity Securities....................................      14
       ITEM 6.      Management's Discussion and Analysis of Financial Condition
                               and Results of Operations...............................................       16
       ITEM 7.      Financial Statements................................................................      25
       ITEM 8.      Changes In and Disagreements With Accountants on Accounting
                               and Financial Disclosure.................................................      50
       ITEM 8A.     Controls and Procedures.............................................................      50

PART III

       ITEM 9.      Directors, Executive Officers, Promoters and Control Persons;
                               Compliance with Section 16 (a) of the Exchange Act.......................      50
       ITEM 10.     Executive Compensation..............................................................      50
       ITEM 11.     Security Ownership of Certain Beneficial Owners, Management and
                               Related Stockholder Matters..............................................      51
       ITEM 12.     Certain Relationships and Related Transactions......................................      51
       ITEM 13.     Exhibits and Reports on Form 8-K....................................................      52
       ITEM 14.     Principal Accountant Fees and Services..............................................      53

FORWARD-LOOKING INFORMATION

      THIS REPORT ON FORM 10-KSB CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND INFORMATION THAT IS BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, AS WELL AS INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "EXPECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALTHOUGH NICHOLAS FINANCIAL, INC., INCLUDING ITS SUBSIDIARIES ("COLLECTIVELY THE COMPANY"), BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR EXPECTED. AMONG THE KEY FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN FORWARD-LOOKING STATEMENTS INCLUDE FLUCTUATIONS IN THE ECONOMY, THE DEGREE AND NATURE OF COMPETITION, FLUCTUATIONS IN INTEREST RATES, DEMAND FOR CONSUMER FINANCING IN THE MARKETS SERVED BY THE COMPANY, THE COMPANY'S PRODUCTS AND SERVICES, INCREASES IN THE DEFAULT RATES EXPERIENCED ON RETAIL INSTALLMENT SALES CONTRACTS, REGULATORY CHANGES IN THE COMPANY'S EXISTING AND FUTURE MARKETS, AND THE COMPANY'S ABILITY TO EXPAND ITS BUSINESS, INCLUDING ITS ABILITY TO IDENTIFY AND COMPLETE ACQUISITIONS AND INTEGRATE THE OPERATIONS OF ACQUIRED BUSINESSES, TO RECRUIT AND RETAIN QUALIFIED EMPLOYEES, TO EXPAND INTO NEW MARKETS AND TO MAINTAIN PROFIT MARGINS IN THE FACE OF INCREASED PRICING COMPETITION. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. PROSPECTIVE INVESTORS SHOULD ALSO CONSULT THE RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS REPORTS ON FORMS 10-QSB, 8-K AND 10-KSB AND ANNUAL REPORTS TO SHAREHOLDERS.

                                     PART I

ITEM  1. DESCRIPTION OF BUSINESS

GENERAL

      Nicholas Financial, Inc. ("Nicholas Financial-Canada") is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. ("Nicholas Financial") and Nicholas Data Services, Inc., ("NDS"). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing retail installment sales Contracts ("Contracts") for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct loans and sells consumer-finance related products. NDS is engaged in supporting and updating industry specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial's financing activities accounted for approximately 99% of consolidated revenues for each of the fiscal years ended March 31, 2004 and 2003. NDS's activities accounted for approximately 1% of such revenues during the same periods.

      Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the "Company". All financial information herein is designated in United States currency.

      The Company's principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater Florida 33759, and its telephone number is
(727) 726-0763.

GROWTH STRATEGY

      The Company's principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. The Company also intends to continue its expansion through a proportionate increase in its origination of direct consumer loans. The Company is currently expanding its automobile financing program in the States of Georgia, Michigan, North Carolina, Ohio, South Carolina and Virginia. The Company has targeted certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company is currently purchasing Contracts utilizing employees who reside in these states. These employees are developing their respective markets, and the Company has created a Central Buying Office in its Corporate Headquarters to purchase, process and service these Contracts. The Company's strategy is to monitor these new markets and ultimately decide where and when to open additional branch locations. The Company also continues to analyze other markets in states in which it does not currently operate. Although the Company has not made any bulk purchases of Contracts in the last five years, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

AUTOMOBILE FINANCE BUSINESS - CONTRACTS

      The Company is engaged in the business of providing financing programs, primarily on behalf of purchasers of new and used cars and light trucks who meet the Company's credit standards, but who do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer's job instability or credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase Contracts for purchases made by borrowers who do not have a good credit history and for older model and high mileage automobiles. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract.

      The Company's automobile finance programs are currently conducted in seven states through a total of 32 branch offices, consisting of 16 in Florida, five in Ohio, four in North Carolina, three in Georgia, two in South Carolina, and one in each of Michigan and Virginia. Each branch office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding receivables. To date, none of our branches has reached this capacity. As of March 31, 2004 the Company had non-exclusive agreements with approximately 1,275 dealers, of which approximately 950 are active, for the purchase of individual Contracts that meet the Company's financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. The dealer agreements require the dealer to originate Contracts in accordance with the Company's guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representation and warranties of the dealer.

      Customers under the Contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service Contracts, accident and health insurance and/or credit life insurance, are generally financed over a period of 12 to 66 months. Accident and health insurance coverage enables the customer to make required payments under the Contract in the event the borrower becomes unable to work because of illness or accident and credit life insurance pays the customer's obligations under the Contract upon his or her death.

      The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition determines the discount that the Company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2004, the Company's loan portfolio consists exclusively of Contracts purchased without recourse to the dealer. Although all the Contracts in the Company's loan portfolio were acquired without recourse, the dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

      The Company's policy is to only purchase a Contract after the dealer has provided the Company with the requisite proof that the Company has a first priority lien on the financed vehicle (or the Company has, in fact perfected such first priority lien) that the customer has obtained the required collision insurance naming the Company as loss payee and that the Contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract.

      The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as the loss payee, with a deductible of not more than $500. Both the Company and the dealers we do business with offer purchasers of vehicles certain other "add on products." These products are offered by the dealer on behalf of the Company or by the automobile dealer on behalf of the dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, gap insurance, credit life insurance, credit accident and health insurance and credit property insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract.

CONTRACT PROCUREMENT

      The Company purchases Contracts in the states listed below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 3% were new. The average model year collateralizing the portfolio as of March 31, 2004 and 2003 was a 2000 and 1999 vehicle, respectively. The amounts shown in the table represent the Company's finance receivables, net of unearned interest on Contracts purchased:

            MAXIMUM                     FISCAL YEAR ENDED
           ALLOWABLE                        MARCH 31,
STATE    INTEREST RATE (1)           2004              2003
-----    -----------------        -----------       -----------
FL           18-30% (2)           $38,887,398       $37,230,822

GA           18-30% (2)             8,682,016         7,880,717

NC           18-29% (2)             7,428,824         7,618,287

SC              (3)                 3,252,211         2,788,167

OH              25%                11,489,914         8,484,637

VA              (3)                 1,536,667           134,636

MI              25%                 2,143,231           291,994
         -----------------        -----------       -----------
Total                             $73,420,261       $64,429,260
                                  ===========       ===========

        (1) The allowable maximum interest rates by state is subject to change and are governed by the individual states the Company conducts business in.

        (2) The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

        (3) Neither of these states currently impose a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will currently charge any customer in each of these states is 29% per annum.

The following table represents information on Contracts purchased by the Company, net of unearned interest:

                                         FISCAL YEAR ENDED
                                              MARCH 31,
      CONTRACTS                         2004             2003
---------------------               -----------       -----------
Purchases                           $73,420,261       $64,429,260
Weighted APR                              24.04%            24.22%
Average Discount                           8.95%             8.91%
Average Term (months)                        44                43
Average Loan                        $     8,121       $     8,102
Number of Contracts                       9,041             7,952
                                    ===========       ===========

DIRECT LOANS

      The Company currently originates direct loans in Florida, Georgia and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $6,000 and are generally secured by a lien on an automobile, water craft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $3,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of direct loans are originated with current or former customers under the Company's automobile financing program. The typical direct loan has significantly better credit risk due to the customer's historical payment history with the Company. The Company does not have a direct loan license in Ohio, South Carolina, Michigan or Virginia, and none is presently required in Georgia (as the Company currently does not make direct loans under $3,000 in that state). Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. The Company expects to make a decision in the current fiscal year on whether or not to pursue a direct loan license for Ohio. The Company does not expect to pursue a direct loan license in any other states during the current fiscal year. The size of the loan and maximum interest rate that can be charged varies from state to state. In deciding whether or not to make a loan, the Company considers the individual's credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company's direct loan program was implemented in April 1995 and currently accounts for approximately 4% of total annual revenue for the Company. As of March 31, 2004, loans made by the Company pursuant to its direct loan program constituted approximately 3% of the aggregate principal amount of the Company's loan portfolio.

      In connection with its direct loan program, the Company also offers health and accident insurance coverage and credit life insurance to customers. Customers in approximately 71% of the 1,452 direct loan transactions outstanding as of March 31, 2004 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the customer.

      The following table represents information on direct loans originated by the Company, net of unearned interest:

                                         FISCAL YEAR ENDED
                                             MARCH 31,
DIRECT LOAN ORIGINATIONS                 2004             2003
------------------------             ----------        ----------
Originations                         $3,925,537        $3,647,074
Weighted APR                              26.27%            26.29%
Average Term (months)                        27                27
Average Loan                         $    2,967        $    2,965
Number of Contracts                       1,323             1,230
                                     ==========        ==========

UNDERWRITING GUIDELINES

      The Company's typical customer has a credit history that fails to meet the lending standards of most banks and credit unions. Among the credit problems experienced by the Company's customers that resulted in a poor credit history are: unpaid revolving credit card obligations; unpaid medical bills; unpaid student loans; prior bankruptcy; and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

      Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer's background, employment, and credit history. The Company also obtains credit reports from Equifax, TRW or TransUnion, which are independent reporting services. The Company verifies the consumer's employment history, income and residence. In most cases, consumers are interviewed by telephone by a Company application processor.

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

      The Company uses essentially the same criteria in analyzing a direct loan as it does in analyzing the purchase of a Contract. Lending decisions regarding direct loans are made based upon a review of the customer's loan application, credit history, job stability, income, in-person interviews with a Company loan officer and the value of the collateral offered by the borrower to secure the loan. To date, since approximately 90% of the Company's direct loans have been made to individuals whose automobiles have been financed by the Company, the customer's payment history under his or her existing or past Contract is a significant factor in the lending decision. The decision process with respect to the purchase of Contracts is similar, although the customer's prior payment history with automobile loans is weighted more heavily in the decision making process and the collateral value of the automobile being financed is considered.

      After reviewing the information included in the Contract or direct loan application and taking the other factors into account, Company representatives categorize the customer using internally developed credit classifications of "1", indicating higher creditworthiness, through "5", indicating lower creditworthiness. In the absence of other factors, such as a favorable payment history on a Contract held by the Company, the Company generally makes direct loans only to individuals rated in categories "3" or higher. Contracts are financed for individuals who fall within all five acceptable rating categories utilized, "1" through "5".

      Usually customers who fall within the two highest categories are purchasing a two- to four-year old, low mileage used automobile from the inventory of a new car or franchise dealer while customers in the two lowest categories are purchasing an older, high mileage automobile from an independent used automobile dealer.

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

MONITORING AND ENFORCEMENT OF CONTRACTS

      The Company requires all customers to obtain and maintain collision insurance covering damage to the vehicle. Failure to maintain insurance constitutes a default under the Contract and the Company may at its discretion, repossess the vehicle. To reduce potential loss due to insurance lapse, the Company has the Contractual right to force place its own collateral protection insurance policy, which covers loss due to physical damage to vehicles not covered by collision insurance.

      The Company's Management Information Services personnel maintain a number of reports to monitor compliance by customers with their obligations under Contracts and direct loans made by the Company. These reports may be accessed on a real-time basis throughout the Company by management personnel, including Branch Managers and staff, at computer terminals located in the main office and each branch office. The reports include: delinquency aging reports, insurance due reports, customer promises reports, vehicle information reports, purchase reports, dealer analysis reports, static pool reports, and repossession reports.

      A delinquency report is an aging report that provides basic information regarding each account and indicates accounts that are past due. The report includes information such as the account number, address of the customer, home and work phone numbers of the customer, original term of the Contract, number of remaining payments, outstanding balance, due dates, date of last payment, number of days past due, scheduled payment amount, amount of last payment, total past due, and special payment arrangements or agreements.

      Accounts that are less than 120 days matured are included on the delinquency report on the first day that the Contract is contractually past due. After an account has matured more than 120 days, it is not included on the delinquency report until it is 11 days past due. Once an account becomes 30 days past due, repossession proceedings are implemented unless the customer provides the Company with an acceptable explanation for the delinquency and displays a willingness, and the ability to make the payment, and commits to a plan to return the account to current status. When an account is 60 days past due, the Company ceases recognition of income on the Contract and repossession proceedings are initiated. At 120 days delinquent, if the vehicle has not yet been repossessed, the account is written off. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. It instead appears on the Company's repossession report and is sold, either at auction or to an automobile dealer.

      When an account becomes delinquent, the Company immediately contacts the customer to determine the reason for the delinquency and to determine if arrangements for payment can appropriately be made. Once payment arrangements acceptable to the Company have been made, the information is entered in its database and is used to generate a "Promises Report", which is utilized by the Company's collection staff for account follow up.

      The Company generates an insurance report to monitor compliance with the insurance obligations imposed upon customers. This report includes the account number, name and address of the customer, and information regarding the insurance carrier, as well as summarizes the insurance coverage, identifies the expiration date of the policy, and provides basic information regarding payment dates and the term of the Contract. This report assists the Company in identifying customers whose insurance policies are up for renewal or are in jeopardy of being canceled. The Company sends written notices to, and makes direct contact with, customers whose insurance policies are about to lapse or be canceled. If a customer fails to provide proof of coverage within 30 days of notice, the Company has the option of purchasing insurance and adding the cost and applicable finance charges to the balance of the Contract.

      The Company prepares a repossession report that provides information regarding repossessed vehicles and aids the Company in disposing of repossessed vehicles. In addition to information regarding the customer, this report provides information regarding the date of repossession, date the vehicle was sold, number of days it was held in inventory prior to sale, year and make and model of the vehicle, mileage, payoff amount on the Contract, NADA book value, Black Book value, suggested sale price, location of the vehicle, original dealer, condition of the vehicle, and notes other information that may be helpful to the Company.

      The Company also prepares a dealer analysis report that provides information regarding each dealer from which it purchases Contracts. This report allows the Company to analyze the volume of business done with each dealer and the terms on which it purchased Contracts from the dealer.

      The Company's policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the Branch Manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by their District Manager, it must then be approved by a corporate officer. The repossessor delivers the vehicle to a secure location specified by the Company where it is held. The Company maintains relationships with several licensed repossession firms that repossess vehicles for fees that range from $175 to $350 for each vehicle repossessed. As required by Florida, Georgia, North Carolina, South Carolina, Ohio, Michigan and Virginia law, the customer is notified by certified letter that the vehicle has been repossessed and that to regain the vehicle, he or she must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter.

      The minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses associated with the repossession incurred by the Company. If satisfactory arrangements for return of the vehicle are not made within the statutory period, the Company then sends title to the vehicle to the applicable state title transfer department, which then registers the vehicle in the name of the Company. The Company then either sells the vehicle to a dealer or has it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time the Company takes possession of a vehicle and the time it is sold by a dealer or at auction. When the Company determines that there is a reasonable likelihood of recovering part or all of any deficiency against the customer under the Contract, it pursues legal remedies available to it, including lawsuits, judgement liens and wage garnishments. Historically, the Company has recovered approximately 10-15% of deficiencies from such customers. Proceeds from the disposition of the vehicles are not included in calculating the foregoing percentage range.

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

      The Company solicits customers under its direct loan program primarily through direct mailings, followed by telephone calls, to individuals who have a good credit history with the Company in connection with Contracts purchased by the Company. To some extent the Company also uses direct mail marketing to those customers who meet the criteria for a direct loan.

COMPUTERIZED INFORMATION SYSTEM

      The Company utilizes integrated computer systems developed by NDS to enhance its ability to respond to customer inquiries and to monitor the performance of its Contract and direct loan portfolio and the performance of individual customers under Contracts. All Company personnel are provided with instant, simultaneous access to information from a single shared database. The Company has created specialized programs to automate the tracking of Contracts and direct loans from inception. The capacity of the networking system includes the Company's branch office locations. See " Monitoring and Enforcement of Contracts" for a summary of the different reports prepared by the Company.

COMPETITION

      The consumer finance industry is highly fragmented and highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources than the Company. The Company does not believe that increased competition for the purchase of Contracts will cause a material reduction in the interest rate payable by the purchaser of the automobile. However, increased competition for the purchase of Contracts will enable automobile dealers to shop for the best price, thereby giving rise to an erosion in the discount from the initial principal amount at which the Company would be willing to purchase Contracts.

      The Company's target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history or the vehicle's mileage or age. The Company has been able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies which purchase automobile receivables in that market segment. Because of the daily contact that many of its employees have with automobile dealers located throughout the market areas served by it, the Company is generally aware of the terms upon which its competitors are offering to purchase Contracts. The Company's policy is to modify its terms, if necessary, to remain competitive. However, the Company will not sacrifice credit quality, its purchasing criteria or prudent business practices in order to meet the competition.

      The Company's ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 950 dealers that the Company currently has active Contractual relationships with accounted for over 3% of its business volume for either of the fiscal years ended March 31, 2004 or 2003.

REGULATION

      The Company's financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that the Company must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company's operations have been conducted exclusively in the states of Florida, Georgia, Michigan, North Carolina, Ohio, South Carolina and Virginia. Accordingly, the laws of such states, as well as applicable federal law, govern the Company's operations. Compliance with existing laws and regulations has not had a material adverse effect on the Company's operations to date. The Company's management believes that the Company maintains all requisite licenses and permits and is in material compliance with all applicable local, state and federal laws and regulations. The Company periodically reviews its branch office practices in an effort to ensure such compliance. The following constitute certain of the federal, state and local statutes and ordinances with which the Company must comply:

            - State consumer regulatory agency requirements. Pursuant to regulations of the state of Florida governing the Company's financing business activities, the Department of Banking and Finance periodically conducts an on-site audit of each of the Company's Florida branches to monitor compliance with applicable regulations. These regulations govern, among other matters, licensure requirements, requirements for maintenance of proper records, payment of required fees, maximum interest rates that may be charged on loans to finance used vehicles and proper disclosure to customers regarding financing terms. Pursuant to North Carolina law, the Company's direct loan activities in that state are subject to similar periodic on-site audits by the North Carolina Office of the Commissioner of Banks.

            - State licensing requirements. The Company maintains a Sales Finance Company License with the Florida Department of Banking and Finance, as well as consumer loan licenses in Florida and North Carolina. The dealers that the Company does business with are required to maintain a Retail Installment Seller's License with the state or states in which they operate.

            - Fair Debt Collection Act. The Fair Debt Collection Act and applicable state law counterparts prohibit the Company from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

            - Truth in Lending Act. The Truth in Lending Act requires the Company and the dealers it does business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each Contract or direct loan.

            - Equal Credit Opportunity Act. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

            - Fair Credit Reporting Act. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

            - Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters.

            - Soldiers' and Sailors' Civil Relief Act. The Soldiers' and Sailors' Civil Relief Act requires the Company to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

            - Electronic Funds Transfer Act. The Electronic Funds Transfer Act prohibits the Company from requiring its customers to repay a loan or other credit by electronic funds transfer ("EFT"), except in limited situations which do not apply to the Company. The Company is also required to provide certain documentation to its customers when an EFT is initiated and to provide certain notifications to its customers with regard to preauthorized payments.

            - Telephone Consumer Protection Act. The Telephone Consumer Protection Act prohibits telephone solicitation calls to a customer's home before 8 a.m. or after 9 p.m. In addition, if the Company makes a telephone solicitation call to a customer's home, the representative making the call must provide his or her name, the Company's name, and a telephone number or address at which the Company's representative may be contacted. The Telephone Consumer Protection Act also requires that the Company maintain a record of any requests by customers not to receive future telephone solicitations, which must be maintained for five years.

            - Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect the Company's ability to recover collateral or enforce a deficiency judgment.

EMPLOYEES

      The Company's executive management and various support functions are centralized at the Company's Corporate Headquarters in Clearwater, Florida. As of March 31, 2004 the Company employed a total of 155 persons, three of whom work for NDS and 152 of whom work for Nicholas Financial. None of the Company's employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases its Headquarters and branch office facilities. The Company's Headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 10,000 square feet of office space. The current lease relating to this space expires in January 2008.

      Each of the Company's 32 branch offices located in Florida, Georgia, North Carolina, South Carolina, Michigan, Virginia and Ohio consists of approximately 1,200 square feet. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from two to five years at annual rates ranging from approximately $8.00 to $16.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      On April 8, 2004, the defendant in a deficiency action brought by the Company under the Ohio Uniform Commercial Code, filed a counterclaim in Cleveland Municipal Court, Cuyahoga County, Ohio, on behalf of a putative class of all persons who purchased motor vehicles pursuant to retail installment sales agreements later assigned to the Company, which motor vehicles were subsequently repossessed in Ohio by the Company or its agents (Nicholas Financial, Inc. v. Sanborn, Case No. 2004 CVI 6969). The defendant counter-plaintiff's counterclaim alleges, among other things; that the Company violated the Ohio Retail Installment Sales Act, the Ohio Uniform Commercial Code and the Ohio Consumer Sales Practices Act by: failing to provide members of the putative class with accurate disclosures of their statutory rights upon repossession; unilaterally abrogating those rights in the Company's repossession procedures; and improperly collecting deficiencies from members of the putative class. The counterclaim seeks compensatory, statutory and punitive damages (including compensatory damages of at least $500,000 pursuant to one alleged cause of action), prejudgment interest and attorneys' fees and expenses, as well as injunctive and other equitable relief, including a restitution remedy.

      The Company's believes the material allegations of the counterclaim are substantially without merit and intends to vigorously defend the counterclaim. No assurances can be given, however, with respect to the outcome of the counterclaim, and an adverse result could have a material adverse effect on the Company's financial condition.

      Except as described above, the Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse affect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      On April 7, 2004, the Company's common stock began trading on the NASDAQ National Market under the symbol "NICK." The Company's common stock was traded on the NASDAQ SmallCap System under the symbol "NICK" through April 6, 2004.

      As of June 5, 2004, there were approximately 1,537 holders of record of the Company's common stock.

      The following table reflects the high and low bid prices for the Company's common stock for each of the periods indicated as reported by the NASDAQ Stock Market. The over-the-counter market quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                               HIGH               LOW
                                               ----              -----
FISCAL YEAR ENDED MARCH 31, 2004
         First Quarter ..............          $5.22             $3.40
         Second Quarter..............           7.57              4.77
         Third Quarter...............           8.80              5.60
         Fourth Quarter..............           9.46              7.61

                                               HIGH               LOW
                                               ----              -----
FISCAL YEAR ENDED MARCH 31, 2003
         First Quarter ..............          $6.15             $3.80
         Second Quarter..............           5.30              4.00
         Third Quarter...............           4.28              3.50
         Fourth Quarter..............           4.06              3.62

      In August, 2003, the Company's Board of Directors announced an annual cash dividend of $0.10 per share of common stock, payable semi-annually. The Company paid its first cash dividend of $0.05 per share in September 2003, and its second cash dividend of $0.05 per share in March 2004. The Company intends to continue to pay cash dividends for the foreseeable future, provided its future earnings meet expectations. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements, requirements of its lenders and other factors deemed relevant by the Company's Board of Directors. The Company's Line of credit facility prohibits the payment of dividends without the written approval of the Company's consortium of lenders. The Company's ability to receive the necessary approvals is largely dependent upon its portfolio performance, and no assurances can be given that the Company will be able to obtain the necessary approvals in the future.

      There are no Canadian foreign exchange controls or laws that would affect the remittance of dividends or other payments to the Company's non-Canadian resident shareholders. There are no Canadian laws that restrict the export or import of capital, other than the Investment Canada Act (Canada), which requires the notification or review of certain investments by non-Canadians to establish or acquire control of a Canadian business. The Company is not a Canadian business as defined under the Investment Canada Act because it has no place of business in Canada, has no individuals employed in Canada in connection with its business, and has no assets in Canada used in carrying on its business.

      Canada and the United States of America are signatories to the Canada-United States Tax Convention Act, 1984 (the "Tax Treaty"). The Tax Treaty contains provisions governing the tax treatment of interest, dividends, gains and royalties paid to or received by a person residing in the United States. The Tax Treaty also contains provisions to prevent the occurrence of double taxation, essentially by permitting the taxpayer to claim a tax credit for taxes paid in the foreign jurisdiction.

      Dividends paid to the Company from its U.S. subsidiaries current and accumulated earnings and profits will be subject to a U.S. withholding tax of 5%. The gross dividends (i.e., before payment of the withholding tax) must be included in the Company's net income. However, under certain circumstances, the Company may be allowed to deduct the dividends in the calculation of its Canadian taxable income. If the Company has no other foreign (i.e., non-Canadian) non-business income, no relief is available in that case to recover the withholding taxes previously paid.

      A 15% Canadian withholding tax applies to dividends paid by the Company to a U.S. shareholder that is an individual. The U.S. shareholder must include the gross amount of the dividends in his net income to be taxed at the regular rates. A foreign tax credit will be available to the extent of the lesser of:

      (i) withholding taxes paid (up to a maximum of 15% of certain foreign income from property); and

      (ii)  the U.S. taxes payable in respect to that foreign income.

      Alternatively, an individual can claim the foreign withholding taxes paid as a deduction in the computation of income for tax purposes. If the withholding taxes paid exceed 15% of the foreign income from property, such excess must be deducted in computing net income.

      Dividends paid to a corporate U.S. shareholder that owns less than 10% of the Company's voting shares are also subject to a Canadian withholding tax of 15%.

The information set forth in the second paragraph (and accompanying table) under the caption "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-KSB is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is a Canadian holding company incorporated under the laws of British Columbia in 1986. The Company conducts its business activities through two wholly-owned Florida corporations: Nicholas Financial, which purchases and services Contracts, makes direct loans and sells consumer-finance related products; and NDS, which supports and updates certain computer application software. Nicholas Financial accounted for approximately 99% of the Company's consolidated revenue for the fiscal years ended March 31, 2004 and 2003, respectively.

      The Company's consolidated revenues increased for the fiscal year ended March 31, 2004 to $25.5 million as compared to $22.4 million for the fiscal year ended March 31, 2003. The Company's consolidated net income increased for the fiscal year ended March 31, 2004 to $5.2 million compared to $4.3 million for the fiscal year ended March 31, 2003. The Company's earnings were favorable impacted by the following: average finance receivables, net of unearned interest, increased 14% in the fiscal year ended March 31, 2004 as compared to the fiscal year ended March 31, 2003; average cost of borrowed funds decreased from 6.86% for the fiscal year ended March 31, 2003 as compared to 5.93% for the fiscal year ended March 31, 2004; and the Company's net charge-off rate decreased from 8.13% for the fiscal year ended March 31, 2003 as compared to 7.26% for the fiscal year ended March 31, 2004.

                                                                               FISCAL YEAR ENDED MARCH 31
                      PORTFOLIO SUMMARY                                         2004                2003
------------------------------------------------------------------          ------------         -----------
Average finance receivables, net of unearned interest (1)                   $111,685,661         $97,806,772
                                                                            ============         ===========

Average indebtedness (2)                                                      64,922,080          57,335,767
                                                                            ============         ===========

Finance revenue (3)                                                           25,236,638          22,048,535

Interest expense                                                               3,851,924           3,936,042
                                                                            ------------         -----------

Net finance revenue                                                           21,384,714          18,112,493
                                                                            ============         ===========

Weighted average contractual rate (4)                                              24.04%              24.22%
                                                                            ============         ===========

Average cost of borrowed funds (2)                                                  5.93%               6.86%
                                                                            ============         ===========

Gross portfolio yield (5)                                                          22.60%              22.54%

Interest expense as a percentage of average finance receivables,
net of unearned interest                                                            3.45%               4.02%

Provision for credit losses as a percentage of average finance
receivables, net of unearned interest                                               1.97%               2.26%
                                                                            ------------         -----------

Net portfolio yield (5)                                                            17.18%              16.26%

Operating expenses as a percentage of average finance receivables,
net of unearned interest (6)                                                        9.63%               9.16%
                                                                            ------------         -----------
Pre-tax yield as a percentage of average finance receivables, net
of unearned interest(7)                                                             7.55%               7.10%
                                                                            ============         ===========
Write-off to liquidation (8)                                                        8.41%               9.32%

Net charge-off percentage (9)                                                       7.26%               8.13%

(1) Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2) Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)   Finance revenue does not include revenue generated by NDS.

(4) Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the fiscal years ended March 31, 2004 and 2003, respectively.

(5) Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6) Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS.

(7) Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8) Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance pluc current period purchases minus voids and refinances minus ending receivable balance.

(9) Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

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

FISCAL 2004 COMPARED TO FISCAL 2003

INTEREST INCOME AND LOAN PORTFOLIO

      Interest income on finance receivables, predominantly finance charge income, increased 14% to $25.2 million in fiscal 2004 from $22.0 million in fiscal 2003. The average finance receivables, net of unearned interest, totaled $111.6 million at March 31, 2004, an increase of 14% from $97.8 million at March 31, 2003. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of two additional branch locations. The gross finance receivable balance increased 14% to $151.1 million at March 31, 2004 from $132.3 million at March 31, 2003. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.54% for the fiscal year ended March 31, 2003 to 22.60% for the fiscal year ended March 31, 2004. The net portfolio yield increased from 16.26% for the fiscal year ended March 31, 2003 to 17.18% for the fiscal year ended March 31, 2004. The primary reasons for the increase in the net portfolio yield were a decrease in charge-offs and a reduction in the cost of borrowed funds for the fiscal year ended March 31, 2004. The net charge-off percentage for the fiscal year ended March 31, 2004 was 7.26% as compared to 8.13% for the fiscal year ended March 31, 2003.

COMPUTER SOFTWARE BUSINESS

      Sales for the fiscal year ended March 31, 2004 were $263,847 as compared to $328,340 for the fiscal year ended March 31, 2003, a decrease of 20%. This decrease was primarily due to lower revenue from the existing customer base during the fiscal year ended March 31, 2004. Cost of sales and operating expenses decreased from $426,349 for the fiscal year ended March 31, 2003 to $303,402 for the fiscal year ended March 31, 2004.

OPERATING EXPENSES

      Total expenses, less the provision for credit losses, interest expense and costs associated with NDS, increased to $10.8 million for the fiscal year ended March 31, 2004 from $9.0 million for the fiscal year ended March 31, 2003. This increase of 20% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of two additional branch offices. Operating expenses as a percentage of average finance receivables, net of unearned interest, increased from 9.16% for the fiscal year ended March 31, 2003 to 9.63% for the fiscal year ended March 31, 2004.

INTEREST EXPENSE

      Interest expense decreased to $3,851,924 for the fiscal year ended March 31, 2004 as compared to $3,936,042 for the fiscal year ended March 31, 2003. The average indebtedness for the fiscal year ended March 31, 2004 increased to $64.9 million as compared to $57.4 million for the fiscal year ended March 31, 2003. The cost associated with this increase was offset by a decrease in the average cost of borrowed funds from 6.86% during the fiscal year ended March 31, 2003 to 5.93% during the fiscal year ended March 31, 2004.

ANALYSIS OF CREDIT LOSSES

      Because of the nature of the customers under the Company's Contracts and its direct loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market. Each such static pool consists of the Contracts purchased by a Company branch office during fiscal quarter. The average pool consists of 66 Contracts with aggregate finance receivables, net of unearned interest, of approximately $570,000. As of March 31, 2004, the Company had 488 active static pools.

      Contracts are purchased from many different dealers and are all purchased on an individual Contract by Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of state maximum interest rates or the maximum interest rate at which the customer will accept. In certain markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company only buys Contracts on an individual basis and never purchases Contracts in batches, although the Company does consider portfolio acquisitions as part of its growth strategy.

      A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the static pool, a portion of future unearned income associated with that specific static pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a static pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For static pools not fully liquidated, that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the static pool. Reserves accreted into income for the year ended March 31, 2004 were approximately $2.5 million as compared to $2.2 million for the year ended March 31, 2003. The primary reason for this increase in fiscal year 2004 as compared to fiscal year 2003 was a decrease in the net charge-off rate from 8.13% to 7.26%.

      The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to cause all of the Contracts that the Company purchases to have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes an internal audit department to assure adherence to its underwriting guidelines. The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. Each Branch Manager may interpret the guidelines differently and as a result the common risk characteristics will be the same on an individual branch level but not necessarily compared to another branch.

      In analyzing a static pool, the Company considers the performance of prior static pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current static pool, the credit rating of the customers under the Contracts in the static pool, and current market and economic conditions. Each static pool is analyzed monthly to determine if the loss reserves are adequate and adjustments are made if they are determined to be necessary.

      The Company experienced lower losses during the fiscal year ended March 31, 2004 as compared to the fiscal year ended March 31, 2003. This resulted in static pools having reserves in excess of estimates currently needed to liquidate these static pools. The Company is in the process of accreting these excess reserves from these more mature static pools over their remaining life. Static pools originated during the fiscal year ended March 31, 2004 have seen losses lower than their most recent predecessors, however, there can be no assurances that this trend will continue. The Company's overall reserve percentage has increased from 13.17% of gross finance receivables as of March 31, 2003 to 13.72% of gross finance receivables as of March 31, 2004.

The following table sets forth a reconciliation of the changes in dealer discounts on Contracts.

                                                      FISCAL YEAR ENDED MARCH 31,
                                                      2004                  2003
                                                   -----------           -----------
Balance at beginning of year                       $12,394,089           $11,259,898
Discounts acquired on new volume                    12,019,745            10,534,472
Losses absorbed                                     (7,867,889)           (8,401,071)
Recoveries                                           1,153,505             1,068,556
Discounts accreted                                  (2,321,868)           (2,067,766)
                                                   -----------           -----------
Balance at end of year                             $15,377,582           $12,394,089
                                                   ===========           ===========
Dealer discounts as a percent of gross
indirect contracts                                       10.18%                 9.37%
                                                   ===========           ===========

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

                                                       FISCAL YEAR ENDED MARCH 31,
                                                      2004                  2003
                                                   -----------           -----------
Balance at beginning of year                       $ 5,428,681           $ 4,105,174
Current period provision                             1,805,038             1,911,855
Losses absorbed                                     (1,445,955)             (588,348)
                                                   -----------           -----------
Balance at end of year                             $ 5,787,764           $ 5,428,681
                                                   ===========           ===========
Allowance as a percent of gross
indirect contracts                                        3.83%                 4.10%
                                                   ===========           ===========

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

                                                      FISCAL YEAR ENDED MARCH 31,
                                                      2004                  2003
                                                   -----------           -----------
Balance at beginning of year                       $   176,126           $   200,612
Current period provision                               298,649               302,004
Losses absorbed                                       (176,367)             (208,802)
Recoveries                                              29,714                29,372
Reserves accreted                                     (143,788)             (147,060)
                                                   -----------           -----------
Balance at end of year                             $   184,334           $   176,126
                                                   ===========           ===========
Allowance as a percent of gross
direct loan receivables                                   4.03%                 4.04%
                                                   ===========           ===========

The following table summarizes the total amounts of Discounts and Allowances for both Contracts and direct loans.

                                                      FISCAL YEAR ENDED MARCH 31,
                                                      2004                   2003
                                                   -----------           -----------
Total Discounts and Allowances at end of
year                                               $21,349,680           $17,998,896
                                                   ===========           ===========
Discounts and Allowances as a percent of
gross receivables                                        13.72%                13.17%
                                                   ===========           ===========

      The average dealer discount associated with new volume for the years ended March 31, 2004 and 2003 were 8.95% and 8.91%, respectively. The Company does not consider this change to be material and such changes was not the result of any change in buying philosophy or competition.

      The provision for credit losses remained virtually unchanged at $2.2 million for each of the fiscal years ended March 31, 2004 and 2003, respectively. The Company's losses as a percentage of liquidation decreased from 9.32% for the fiscal year ended March 31, 2003 to 8.41% for the fiscal year ended March 31, 2004. The Company anticipates losses as a percentage of liquidation will continue to be in the 8-10% range in the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company's ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during fiscal 2004 that would have contributed to the decrease in losses.

      Recoveries as a percentage of charge-offs were 12.5% and 11.9% for the fiscal years ended March 31, 2004 and 2003, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result the Company will likely experience declining recovery rates over the long term.

      Reserves accreted into income for the fiscal years ended March 31, 2004 and 2003 were $2.5 million and $2.2 million respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen improvement in the performance of the portfolio, more specifically, newer static pools have seen a slight decrease in the default rate when compared to prior year pool performance during their same liquidation cycle. The Company attributes this decrease to an improvement in overall general economic conditions.

      The U.S. unemployment rate has dropped slightly over the past year. The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The number of voluntary repossessions decreased slightly for the fiscal year ended March 31, 2004 as compared to the fiscal year ended March 31, 2003. The Company believes its percentage of voluntary repossessions will stabilize in the current fiscal year, and as a result, management believes that the Company's current reserve levels are adequate for the foreseeable future. The number of bankruptcy filings decreased slightly during the fiscal year ended March 31, 2004 as compared to the fiscal year ended March 31, 2003. The Company believes the percentage of bankruptcy filings as a percentage of active receivables will stabilize in the current fiscal year, and as a result, management believes that the Company's current reserve levels are adequate for the foreseeable future.

      The amount of future unearned income represents the amount of finance charges the Company expects to fully earn over the life of its current Contract portfolio, and is computed as the product of the Contract rate, the Contract term, and the Contract amount. After the analysis of purchase date accounting with respect to static pools is complete, any uncollectable amounts would be contemplated in the allowance for credit losses.

      The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct loan program:

                              AT MARCH 31, 2004     AT MARCH 31, 2003
                              -----------------     -----------------
CONTRACTS
Gross Balance Outstanding     $     151,082,036     $     132,316,816

                                 Dollar                              Dollar
                                 Amount         Percent              Amount        Percent
                               -----------      -------            ----------      -------
Delinquencies
30 to 59 days                  $ 1,848,735         1.22%           $2,166,719         1.64%
60 to 89 days                      388,309         0.26%              551,838         0.42%
90 + days                           91,172         0.06%              180,499         0.14%
                               -----------      -------            ----------      -------
Total Delinquencies            $ 2,328,216         1.54%           $2,899,056         2.20%

DIRECT LOANS
Gross Balance Outstanding      $ 4,572,030                         $4,357,032

Delinquencies

30 to 59 days                       44,296         0.97%               50,199         1.15%
60 to 89 days                       10,371         0.22%                5,724         0.13%
90 + days                           30,451         0.67%               40,987         0.94%
                               -----------      -------            ----------      -------
Total Delinquencies            $    85,118         1.86%           $   96,910         2.22%

      The delinquency percentage for Contracts more than thirty days past due as of March 31, 2004 decreased to 1.54% from 2.20% as of March 31, 2003. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2004 decreased to 1.86% from 2.22% as of March 31, 2003. The Company does not give significant consideration to short-term trends in delinquency when evaluating reserve levels. Delinquency percentages tend to be volatile and often are not necessarily an indication of future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators to future performance of the portfolio.

INCOME TAXES

      The provision for income taxes increased 24% to approximately $3.2 million in fiscal year 2004 from approximately $2.6 million in fiscal year 2003 primarily as a result of higher pretax income. The Company's effective tax rate increased from 37.38% in fiscal 2003 to 37.87% in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash flows for fiscal 2004 and 2003 are summarized as follows:

                                         FISCAL                  FISCAL
                                          2004                    2003
                                      ------------            ------------
Cash provided by (used in):

  Operations                          $  6,900,644            $  5,644,421
  Investing activities -
  (primarily purchase of Contracts)    (13,564,996)            (12,611,588)

 Financing activities                    7,140,825               7,397,139
                                      ------------            ------------
Net increase in cash                  $    476,473            $    429,972
                                      ============            ============

      The Company's primary use of working capital during fiscal year ended March 31, 2004 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company's $75.0 million Line. The Line is secured by all of the assets of Nicholas Financial. The Company may borrow the lesser of $75.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus twenty-five basis points. Prime rate based borrowings are generally less than $5.0 million. As of March 31, 2004, the amount outstanding under the Line was approximately $67.5 million and the amount available under the Line was approximately $7.5 million. As of March 31, 2004, the Company was in full compliance with all debt covenants thereunder.

      The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company's floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company's interest expense. At March 31, 2004, approximately 75% of the Company's borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from October 5, 2004 through May 19, 2008.

      The self-liquidating nature of Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company's need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short term funding needs.

      The Company is currently negotiating amendments to the Line. The amendments would increase the amount of the Line from $75.0 million to $85.0 million and extend the maturity date from November 30, 2004 to November 30, 2006. We currently anticipate completing such amendments on or before June 30, 2004.

      In late May and early June 2004, the Company closed the sale of an aggregate of 1,400,000 shares of its common stock at a public offering price of $8.00 per share. The net proceeds of the offering, approximately $9.8 million, was used to pay down the Company's Line. In addition, approximately 900,000 shares of common stock were sold in the offering by a group of selling shareholders. Ferris, Baker Watts, Incorporated served as the underwriter for the offering.

      In August, 2003, the Company's Board of Directors announced an annual cash dividend of $0.10 per share of common stock, payable semi-annually. The Company paid its first cash dividend of $0.05 per share in September 2003, and its second cash dividend of $0.05 per share in March 2004. The Company intends to continue to pay cash dividends for the foreseeable future, provided its future earnings meet expectations. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements, requirements of its lenders and other factors deemed relevant by the Company's Board of Directors. The Company's Line prohibits the payment of dividends without the written approval of the Company's consortium of lenders. The Company's ability to receive the necessary approvals is largely dependent upon its portfolio performance, and no assurances can be given that the Company will be able to obtain the necessary approvals in the future.

IMPACT OF INFLATION

      The Company is affected by inflation primarily through increased operating costs and expenses including increases in interest rates. Inflationary pressures on operating costs and expenses have been offset by the Company's continued emphasis on stringent operating and cost controls. Management believes that the Company's financial condition has enabled it to negotiate favorable interest rates under its existing Line. No assurances can be given that the Company will be able to continue to do so in the future.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are filed as part of this report (see pages 26-49)

Reports of Independent Registered Public Accounting Firms.................  26-27

Audited Consolidated Financial Statements

Consolidated Balance Sheets...............................................     28
Consolidated Statements of Income ........................................     29
Consolidated Statements of Shareholders' Equity ..........................     30
Consolidated Statements of Cash Flows.....................................     31
Notes to Consolidated Financial Statements................................     32

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheet of Nicholas Financial, Inc. and subsidiaries as of March 31, 2004 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicholas Financial, Inc. and subsidiaries as of March 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Dixon Hughes PLLC

May 21, 2004, except for Note 13 as to which the date is June 8, 2004. Atlanta, Georgia

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheet of Nicholas Financial, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nicholas Financial, Inc. and subsidiaries at March 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles..

June 9, 2003                                               /s/ ERNST & YOUNG LLP
Tampa, Florida

                    Nicholas Financial, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                MARCH 31,
                                                                                          2004             2003
                                                                                      -------------    -------------
ASSETS
Cash                                                                                  $     957,684    $     481,211
Finance receivables, net                                                                 97,236,516       86,178,112
Accounts receivable                                                                          11,923           16,228
Assets held for resale                                                                      492,889          319,788
Prepaid stock offering costs                                                                134,200                -
Prepaid expenses and other assets                                                           470,476          317,485
Property and equipment, net                                                                 565,562          467,596
Deferred income taxes                                                                     3,354,202        2,256,508
                                                                                      -------------    -------------
Total assets                                                                          $ 103,223,452    $  90,036,928
                                                                                      =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Line of credit                                                                        $  67,510,290    $  60,160,238
Drafts payable                                                                              911,101          664,520
Notes payable -- related party                                                              681,530          808,610
Accounts payable                                                                          3,765,044        3,070,876
Derivatives                                                                               1,711,393        2,219,480
Income taxes payable                                                                        125,618          105,875
Deferred revenues                                                                         1,072,883          916,889
                                                                                      -------------    -------------
Total liabilities                                                                        75,777,859       67,946,488

Shareholders' equity:
   Preferred stock, no par: 5,000,000 shares authorized;
     none issued and outstanding                                                                  -                -
   Common stock, no par: 50,000,000 shares authorized; 5,085,288 and
     5,006,021 shares issued and outstanding, respectively                                4,766,150        4,452,693
   Accumulated other comprehensive loss                                                  (1,065,342)      (1,402,345)
   Retained earnings                                                                     23,744,785       19,040,092
                                                                                      -------------    -------------
Total shareholders' equity                                                               27,445,593       22,090,440
                                                                                      -------------    -------------
Total liabilities and shareholders' equity                                            $ 103,223,452    $  90,036,928
                                                                                      =============    =============

See accompanying notes.

                    Nicholas Financial, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                             YEAR ENDED MARCH 31,
                                                           2004             2003
                                                        -----------      -----------
Revenue:
   Interest income on finance receivables               $25,236,638      $22,048,535
   Sales                                                    263,847          328,340
                                                        -----------      -----------
                                                         25,500,485       22,376,875
Expenses:
   Cost of sales                                             66,193           83,904
   Marketing                                                865,930          654,569
   Administrative                                         9,918,151        8,460,662
   Provision for credit losses                            2,198,501        2,213,859
   Depreciation                                             210,125          190,257
   Interest expense                                       3,851,924        3,936,042
                                                        -----------      -----------
                                                         17,110,824       15,539,293
                                                        -----------      -----------
Operating income before income taxes                      8,389,661        6,837,582

Income tax expense:
   Current                                                4,445,761        3,473,823
   Deferred                                              (1,268,778)        (917,635)
                                                        -----------      -----------
                                                          3,176,983        2,556,188
                                                        -----------      -----------
Net income                                              $ 5,212,678      $ 4,281,394
                                                        ===========      ===========
Earnings per share:
   Basic                                                $      1.03      $      0.86
                                                        ===========      ===========
   Diluted                                              $      0.96      $      0.81
                                                        ===========      ===========
Dividends declared per share                            $      0.10                -
                                                        ===========      ===========

See accompanying notes.

                    Nicholas Financial, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                                                                      ACCUMULATED
                                            COMMON STOCK                OTHER                               TOTAL
                                      -------------------------      COMPREHENSIVE     RETAINED          SHAREHOLDERS'
                                       SHARES          AMOUNT            LOSS          EARNINGS             EQUITY
                                      ---------      ----------      -------------   ------------        ------------
Balance at April 1, 2002              4,993,764      $4,402,960      $    (725,325)  $ 14,758,698        $ 18,436,333
Issuance of common stock under
   stock options                         21,667          47,717                  -              -              47,717
Issued in connection with
   services rendered                         90             405                  -              -                 405
Repurchase and retirement of
   common stock                          (9,500)        (38,012)                 -              -             (38,012)
Income tax benefit on exercise
   of non-qualified stock options             -          39,623                  -              -              39,623
Net Income                                    -               -                  -      4,281,394           4,281,394
Mark to market - interest rate
   swaps                                      -               -           (677,020)             -            (677,020)
                                      ---------      ----------      -------------   ------------        ------------
Balance at March 31, 2003             5,006,021       4,452,693         (1,402,345)    19,040,092          22,090,440
                                      ---------      ----------      -------------   ------------        ------------
Issuance of common stock under
   stock options                         79,267         175,698                  -              -             175,698
Dividends paid                                                                           (507,985)           (507,985)
Income tax benefit on exercise
   of non-qualified stock options             -         137,759                  -              -             137,759
Net income                                    -               -                  -      5,212,678           5,212,678
Mark to market - interest rate
   swaps                                      -               -            337,003              -             337,003
                                      ---------      ----------      -------------   ------------        ------------
Balance at March 31, 2004             5,085,288      $4,766,150      $  (1,065,342)  $ 23,744,785        $ 27,445,593
                                      =========      ==========      =============   ============        ============

See accompanying notes.

                    Nicholas Financial, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                         YEAR ENDED MARCH 31,
                                                                                        2004             2003
                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  5,212,678     $  4,281,394
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                                        210,125          190,257
     Provision for credit losses                                                       2,198,501        2,213,859
     Deferred income taxes                                                            (1,268,778)        (917,635)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                 4,305           (1,784)
       Prepaid expenses, other assets and assets held for resale                        (326,092)        (120,620)
       Accounts payable                                                                  694,168         (298,406)
       Income taxes payable                                                               19,743           36,023
       Deferred revenues                                                                 155,994          261,333
                                                                                    ------------     ------------
Net cash provided by operating activities                                              6,900,644        5,644,421

INVESTING ACTIVITIES
Purchase and origination of finance contracts                                        (68,920,330)     (60,795,789)
Principal payments received                                                           55,663,425       48,471,205
Purchase of property and equipment, net of disposals                                    (308,091)        (287,004)
                                                                                    ------------     ------------
Net cash used in investing activities                                                (13,564,996)     (12,611,588)

FINANCING ACTIVITIES
(Repayment) issuance of notes payable -- related party                                  (127,080)         215,595
Net proceeds from line of credit                                                       7,350,052        6,886,812
Increase in drafts payable                                                               246,581          245,404
Prepaid stock offering costs                                                            (134,200)               -
Payment of dividend                                                                     (507,985)               -
Proceeds from exercise of stock options                                                  313,457           49,328
                                                                                    ------------     ------------
Net cash provided by financing activities                                              7,140,825        7,397,139
                                                                                    ------------     ------------

Net increase in cash                                                                     476,473          429,972
Cash, beginning of year                                                                  481,211           51,239
                                                                                    ------------     ------------
Cash, end of year                                                                   $    957,684     $    481,211
                                                                                    ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued in connection with services rendered                                              -     $        405
                                                                                    ============     ============
Conversion of accrued interest to notes payable - related party                                -     $     50,733
                                                                                    ============     ============

See accompanying notes.

                    Nicholas Financial, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2004

1. ORGANIZATION

Nicholas Financial, Inc. "Nicholas Financial - Canada" is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (NDS) and Nicholas Financial, Inc. (NFI). NDS is engaged principally in the development, marketing and support of computer application software. NFI is engaged principally in providing installment sales financing. Both NDS and NFI are based in Florida, U.S.A. The accompanying financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of "Nicholas Financial - Canada" and its wholly-owned subsidiaries, NDS and NFI, collectively referred to as the Company. All intercompany transactions and balances have been eliminated.

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

REVENUE RECOGNITION

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of March 31, 2004 and 2003 the amount of gross finance receivables not accruing interest was $520,303 and $575,554, respectively.

                    Nicholas Financial, Inc. and Subsidiaries

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

                    Nicholas Financial, Inc. and Subsidiaries

EARNINGS PER SHARE

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:

                                                                              YEAR ENDED MARCH 31,
                                                                            2004                 2003
                                                                         ----------           ----------
Numerator for earnings per share - net income                            $5,212,678           $4,281,394
                                                                         ==========           ==========
Denominator:
   Denominator for basic earnings per share - weighted average shares     5,047,094            5,004,055
   Effect of dilutive securities:
       Employee stock options                                               371,614              295,151
                                                                         ----------           ----------
   Denominator for diluted earnings per share                             5,418,708            5,299,206
                                                                         ==========           ==========
Earnings per share - basic                                               $     1.03           $     0.86
                                                                         ==========           ==========
Earnings per share - diluted                                             $     0.96           $     0.81
                                                                         ==========           ==========

STOCK OPTION ACCOUNTING

As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure" which amended SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

                    Nicholas Financial, Inc. and Subsidiaries

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of finance receivables, accounts receivable, line of credit, notes payable -- related party and accounts payable. For each of these financial instruments, the carrying value approximates its fair value.

The Company's financial instruments that are exposed to concentrations of credit risk are primarily finance receivables. The Company operates in seven states through its twenty-nine branch locations. Fifteen of these branch locations are in the state of Florida, which represents 60% of the finance receivables total as of March 31, 2004. Of the remaining six states, no one state represents more than 9% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of it customers. The Company maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral.

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

STATEMENT OF CASH FLOWS

Cash paid for income taxes for the years ended March 31, 2004 and 2003 was $4,288,259 and $3,399,990, respectively. Cash paid for interest for the years ended March 31, 2004 and 2003 was $3,804,440 and $3,743,113, respectively.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

                    Nicholas Financial, Inc. and Subsidiaries

DERIVATIVES

Derivatives are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The Company does not use derivative instruments for speculative purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounts Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was amended in December 2003. FIN 46 requires business enterprises to consolidate variable interest entities which certain characteristics. FIN 46 excludes qualifying special purpose entities subject to the reporting requirements of SFAS 140. FIN 46 applies upon formation to variable interest entities created after January 31, 2003, and to all variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. At March 31, 2004, the Company's corporate structure included only companies whose accounts were consolidated into the Company's financial statements. Therefore, the adoption of FIN 46 did not have an impact on the Company's financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's consolidated financial statements.

                    Nicholas Financial, Inc. and Subsidiaries

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. The Company currently does not have any financial instruments that are within the scope of this Statement.

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

                    Nicholas Financial, Inc. and Subsidiaries

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

Consumer automobile finance installment contracts are included in finance receivables and are detailed as follows:

                                                   2004                 2003
                                               -------------        ------------
Finance receivables, gross contract            $ 151,082,036        $132,316,816
Less:
   Unearned interest                             (36,135,832)        (31,610,003)
                                               -------------        ------------
Finance receivables, net of unearned interest    114,946,204         100,706,813

   Dealer discounts                              (15,377,582)        (12,394,089)
   Allowance for credit losses                    (5,787,764)         (5,428,681)
                                               -------------        ------------
   Finance receivables, net                    $  93,780,858        $ 82,884,043
                                               =============        ============

The terms of the receivables range from 12 to 66 months and bear a weighted average effective interest rate of 24% for both 2004 and 2003.

Direct consumer loans are also included in finance receivables and are detailed as follows:

                                                   2004                 2003
                                               -------------        ------------
Direct loans, gross contract                   $   4,572,030        $  4,357,032
Less:
   Unearned interest                                (932,038)           (886,837)
                                               -------------        ------------
Finance receivables, net of unearned interest      3,639,992           3,470,195

   Allowance for credit losses                      (184,334)           (176,126)
                                               -------------        ------------
   Finance receivables, net                    $   3,455,658        $  3,294,069
                                               =============        ============

                    Nicholas Financial, Inc. and Subsidiaries

The terms of the receivables range from 6 to 48 months and bear a weighted average effective interest rate of 25% for both 2004 and 2003, respectively.

The following table sets forth a reconciliation of the changes in dealer discount for the years ended March 31:

                                                         2004              2003
                                                      -----------       -----------
Balance at beginning of year                          $12,394,089       $11,259,898
Discounts acquired on new volume                       12,019,745        10,534,472
Losses absorbed                                        (7,867,889)       (8,401,071)
Recoveries                                              1,153,505         1,068,556
Dealer discounts accreted                              (2,321,868)       (2,067,766)
                                                      -----------       -----------
Balance at end of year                                $15,377,582       $12,394,089
                                                      ===========       ===========
Dealer discounts as a percent of gross indirect
contracts                                                   10.18%             9.37%
                                                      ===========       ===========

The following table sets forth a reconciliation of the changes in the allowance for credit losses on consumer automobile finance installment contracts for the years ended March 31:

                                                         2004              2003
                                                      -----------       -----------
Balance at beginning of year                          $ 5,428,681       $ 4,105,174
Current year provision                                  1,805,038         1,911,855
Losses absorbed                                        (1,445,955)         (588,348)
                                                      -----------       -----------
Balance at end of year                                $ 5,787,764       $ 5,428,681
                                                      ===========       ===========
Allowance as a percent of gross indirect contracts           3.83%             4.10%
                                                      ===========       ===========

                    Nicholas Financial, Inc. and Subsidiaries

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the years ended March 31:

                                                 2004              2003
                                               --------          ---------
Balance at beginning of year                   $176,126          $ 200,612
Current year provision                          298,649            302,004
Losses absorbed                                (176,367)          (208,802)
Recoveries                                       29,714             29,372
Accreted to income                             (143,788)          (147,060)
                                               --------          ---------
Balance at end of year                         $184,334          $ 176,126
                                               ========          =========
Allowance as a percent of gross direct loan
receivables                                        4.03%             4.04%
                                               ========          =========

4. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2004 and 2003 is summarized as follows:

                                                              ACCUMULATED           NET BOOK
                                                COST          DEPRECIATION           VALUE
                                             ----------       ------------         ----------
2004
Automobiles                                  $  362,287       $    157,317         $  204,970
Equipment                                       572,915            426,064            146,851
Furniture and fixtures                          289,062            157,496            131,566
Leasehold improvements                          277,875            195,700             82,175
                                             ----------       ------------         ----------
                                             $1,502,139       $    936,577         $  565,562
                                             ==========       ============         ==========
2003
Automobiles                                  $  285,680       $    146,312         $  139,368
Equipment                                       515,210            373,457            141,753
Furniture and fixtures                          234,828            130,672            104,156
Leasehold improvements                          274,025            191,706             82,319
                                             ----------       ------------         ----------
                                             $1,309,743       $    842,147         $  467,596
                                             ==========       ============         ==========

                    Nicholas Financial, Inc. and Subsidiaries

5. LINE OF CREDIT

The Company has a $75 million Line of Credit facility (the Line) which expires on November 30, 2004. The Company may borrow the lesser of the $75 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus twenty-five basis points. Prime rate based borrowings are generally less than $5 million. Pledged as collateral for this credit facility are all of the assets of Nicholas Financial, Inc. As of March 31, 2004 the outstanding amount of the credit facility was approximately $67.5 million and the amount available under the line of credit was approximately $7.5 million. As of March 31, 2004, the Company was in full compliance with all debt covenants.

6. NOTES PAYABLE -- RELATED PARTY

Notes payable to shareholders, directors and individuals related thereto at March 31:

The Company has unsecured notes totaling $681,530 and $808,610 at March 31, 2004 and 2003, respectively. For fiscal year 2004, the notes bear a variable interest rate equal to the average cost of borrowed funds for the Company plus twenty-five basis points (5.98% at March 31, 2004). The interest rate is recalculated every three months. For fiscal year 2003, the notes had a fixed interest rate of 8.87%. The notes are due upon 30-day demand.

The company incurred interest expense on the above notes of approximately $83,000 and $62,000 for the years ended March 31, 2004 and 2003, respectively.

                    Nicholas Financial, Inc. and Subsidiaries

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

The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At March 31, 2004, $50,000,000 of the Company's borrowings have been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 3.41% and paid an average fixed rate of 5.93% during the year ended March 31, 2004. A loss of $1,711,393 related to the fair value of the swaps at March 31, 2004 has been recorded in the caption derivatives on the balance sheet. Accumulated other comprehensive loss at March 31, 2004 in the amount of $1,065,342 represents the after-tax effect of the derivative losses. Amounts of net losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material. The Company has also entered into two forward locking swaps disclosed in the table below.

                                                                 Fixed
                                                                  Rate
                                                 Notional          Of
  Date Entered             Effective Date         Amount        Interest    Maturity Date
-----------------          ---------------    -------------     --------    -------------
May 17, 2000               May 17, 2000       $  10,000,000         6.87%   May 17, 2004
                                                                            October 5,
October 5, 2001            October 5, 2001       10,000,000         3.85%   2004
June 28, 2002              June 28, 2002         10,000,000         3.83%   July 2, 2005
January 6, 2003            April 2, 2003         10,000,000         3.35%   April 2, 2007
January 31, 2003           August 1, 2003        10,000,000         3.20%   August 2, 2006
February 26, 2003          May 17, 2004          10,000,000         3.91%   May 19, 2008
                                                                            October 5,
March 11, 2004             October 5, 2004       10,000,000         3.64%   2009

                    Nicholas Financial, Inc. and Subsidiaries

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

The following table reconciles net income with comprehensive income for the years ended March 31, 2004 and 2003.

                                                       2004               2003
                                                    ----------         ----------
Net Income                                          $5,212,678         $4,281,394

Mark to market - interest rate swaps (net of tax)      337,003           (677,020)
                                                    ----------         ----------
Comprehensive income                                $5,549,681         $3,604,374
                                                    ==========         ==========

                    Nicholas Financial, Inc. and Subsidiaries

8. INCOME TAXES

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate (34%) for the following reasons:

                                                          2004              2003
                                                       ----------        ----------
Provision for income taxes at federal statutory rate   $2,852,485        $2,324,778
   Increase resulting from:
     State income taxes, net of federal benefit           343,373           258,686
     Other                                                (18,875)          (27,276)
                                                       ----------        ----------
                                                       $3,176,983        $2,556,188
                                                       ==========        ==========

The Company's deferred tax assets consist of the following as of March 31:

                                                                            2004             2003
                                                                         ----------       ----------
Allowance for credit losses not currently deductible for tax purposes    $2,685,501       $1,379,024
Derivatives                                                                 646,051          817,135
Other items                                                                  22,650           60,349
                                                                         ----------       ----------
                                                                         $3,354,202       $2,256,508
                                                                         ==========       ==========

Nicholas Financial - Canada has income tax loss carryforward balances of approximately $302,000 (2003 -- $318,000) which are available to reduce future taxable income. The related deferred tax asset, more likely than not, will not be realized and is offset entirely by a valuation allowance. The tax loss carryforwards are the result of the Company's annual Canadian operating expenses not deductible for U.S tax purposes. The Company has no operations in Canada, does not expect to have such operations and therefore does not create any revenue to offset these income tax loss carryforwards.

                    Nicholas Financial, Inc. and Subsidiaries

9. STOCK OPTIONS

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees. The Company is authorized to grant options for up to 940,000 common shares under the SIP, of which 374,534 shares are available for future granting at March 31, 2004. Options currently granted by the Company generally vest over a five-year period.

The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company's options. The follow table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                     YEAR ENDED
                                                                       MARCH 31,
                                                                 2004           2003
                                                              ----------     ----------
Net income as reported                                        $5,212,678     $4,281,394
  Basic earnings per share as reported                        $     1.03     $     0.86
  Fully diluted earnings per share as reported                $     0.96     $     0.81
Stock based employee compensation cost
  under the Fair Value Method, net of tax                     $   44,320     $   69,932
Pro forma net income                                          $5,168,358     $4,211,462
  Pro forma basic earnings per share                          $     1.02     $     0.84
  Pro forma fully diluted earnings per share                  $     0.95     $     0.79

The effects of applying SFAS 123 for pro-forma disclosures are not likely to be representative of the effects on reported net income for future years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 were: expected volatility of 32%, dividend yield of 1.61%, risk free interest rate of 3.75% and expected life of 7 years.

                    Nicholas Financial, Inc. and Subsidiaries

                                                     2004                        2003
                                             ----------------------     ---------------------
                                                           WEIGHTED                  WEIGHTED
                                             OPTIONS        AVERAGE     OPTIONS       AVERAGE
                                                &          EXERCISE        &         EXERCISE
                                             WARRANTS       PRICE       WARRANTS      PRICE
                                             --------      --------     --------     --------
Outstanding -- beginning of year              590,266      $   2.21      653,866     $   2.26
Granted                                        62,000          7.99            -            -
Exercised                                     (79,267)         2.16      (21,667)        2.20
Canceled/expired                               (7,533)         3.36      (41,933)        2.90
                                             --------                   --------
Outstanding -- end of year                    565,466          2.83      590,266         2.21
                                             ========                   ========
Exercisable at end of year                    447,067      $   2.07      490,776     $   2.03
                                             ========                   ========
Weighted-average fair value of options
   granted during the year                                 $   1.35                         -

                                                                                CURRENTLY EXERCISABLE
                                                                WEIGHTED        ---------------------
                                           WEIGHTED             AVERAGE                      WEIGHTED
                                           AVERAGE             REMAINING                      AVERAGE
                                           EXERCISE           CONTRACTUAL                    EXERCISE
                           SHARES            PRICE               LIFE           SHARES        PRICE
                           -------         --------           -----------       -------      --------
$1.00 TO 1.99              260,200         $   1.70           4.19 years        260,200      $   1.70
 2.00 TO 2.99              170,466             2.45           5.71 years        154,066          2.42
 3.00 TO 3.99               72,800             3.36           7.32 years         32,801          3.39
 6.00 TO 6.99               28,000             6.64           9.35 years              -             -
 9.00 TO 9.99               34,000             9.10           9.87 years              -             -
                           -------         --------           ----------        -------      --------
        TOTAL              565,466         $   2.83           5.65 years        447,067      $   2.07
                           =======                                              =======

                    Nicholas Financial, Inc. and Subsidiaries

10. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the years ended March 31, 2004 and 2003, the Company recorded expenses of approximately $126,000 and $68,000, respectively, related to this plan. All employees who were eligible under the plan received a profit sharing contribution based on their total compensation in relation to the total compensation of all eligible employees. For the years ended March 31, 2004 and 2003, the Company recorded expenses of $0 and $139,000, respectively, related to this plan.

11. COMMITMENTS AND CONTINGENCIES

The Company leases its corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Year ending March 31:
---------------------
         2005              $  499,997
         2006                 326,996
         2007                 200,636
         2008                  22,517
                           ----------
                           $1,050,146
                           ==========

Rent expense for the years ended March 31, 2004 and 2003 was approximately $661,000 and $503,000, respectively.

On April 8, 2004, the defendant in a deficiency action brought by the Company under the Ohio Uniform Commercial Code, filed a counterclaim in Cleveland Municipal Court, Cuyahoga County, Ohio, on behalf of a putative class of all persons who purchased motor vehicles pursuant to retail installment sales agreements later assigned to the Company, which motor vehicles were subsequently repossessed in Ohio by the Company or its agents. The Company believes the material allegations of the counterclaim are substantially without merit and intends to vigorously defend the counterclaim. No assurances can be given, however, with respect to the outcome of the counterclaim, and an adverse result could have a material adverse effect on the Company's financial condition.

                    Nicholas Financial, Inc. and Subsidiaries

12. SEGMENT INFORMATION

The segments presented have been identified based on the difference in the products and services of the Company's two wholly owned subsidiaries. Internal financial results for each subsidiary are presented to and reviewed by the senior management of the Company. Substantially all of the Company's operations are in the United States. The industry segments are as follows:

                                                                   COMPUTER
                                                                 APPLICATION
                                                GENERAL          SOFTWARE AND
                                               FINANCING           SUPPORT          CORPORATE           TOTAL
                                             ------------        ------------       ---------        ------------
2004
Interest income and sales                    $ 25,236,638        $    263,847               -        $ 25,500,485
Operating income (loss) before income
  taxes                                         8,350,407              50,445        (11,191)           8,389,661
Interest expense                                3,851,924                   -               -           3,851,924
Income tax expense                              3,157,941              19,042               -           3,176,983
Identifiable assets                           102,961,157             261,795             500         103,223,452
Net capital expenditures                          308,091                   -               -             308,091
Depreciation                                      210,125                   -               -             210,125

2003
Interest income and sales                    $ 22,048,535        $    328,340               -        $ 22,376,875
Operating income (loss) before income
  taxes                                         6,845,591              (8,009)              -           6,837,582
Interest expense                                3,936,042                   -               -           3,936,042
Income tax expense                              2,559,212              (3,024)              -           2,556,188
Identifiable assets                            89,772,818             262,735           1,375          90,036,928
Net capital expenditures                          287,004                   -               -             287,004
Depreciation                                      190,257                   -               -             190,257

13. SUBSEQUENT EVENTS

In late May and early June 2004, the Company closed the sale of 1,400,000 shares of its common stock at a public offering price of $8.00 per share. The net proceeds of the offerings, approximately $9.8 million, was used to pay down the Company's Line. In addition, approximately 900,000 shares of common stock were sold in the offering by a group of selling shareholders. Ferris, Baker Watts, Incorporated served as the underwriter for the offering.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Based on their evaluation, as of the end of the period covered by this annual report of the effectiveness of the Company's disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company's disclosure controls and procedures are effective and sufficient to ensure that the Company records, processes, summarizes, and reports information required to be disclosed by the Company in its periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

      Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors to the Company's knowledge that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information set forth under the caption "Proposal 1: Election of Directors" in the Proxy Statement and Information Circular, dated on or about July 8, 2004, for the 2004 Annual General Meeting of Members of the Company to be held August 5, 2004 (the "Proxy Statement"), the information set forth under the caption "Executive Officers and Compensation" in the Proxy Statement, and the information set forth under the caption "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference.

      The Company has adopted a code of ethics applicable to our principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics is filed as Exhibit 14 to this annual report. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information, as of March 31, 2004, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                      EQUITY COMPENSATION PLAN INFORMATION

                                    NUMBER OF
                                 SECURITIES TO BE             WEIGHTED -           NUMBER OF SECURITIES
                                   ISSUED UPON             AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                                   EXERCISE OF                 PRICE OF            FUTURE ISSUANCE UNDER
                                   OUTSTANDING               OUTSTANDING            EQUITY COMPENSATION
                                     OPTIONS,                  OPTIONS,              PLANS (EXCLUDING
                                   WARRANTS AND              WARRANTS AND         SECURITIES REFLECTED IN
    PLAN CATEGORY                     RIGHTS                    RIGHTS                  COLUMN (a)
---------------------            ----------------          ----------------      ------------------------
                                        (a)                      (b)                       (c)
                                 ----------------          ----------------      ------------------------
Equity
Compensation
Plans Approved by
Security Holders                      565,466              $           2.83               374,534

Equity Compensation
Plans Not Approved by
Security Holders                       None                  Not Applicable                None

                                      -------              ----------------               -------
         TOTAL                        565,466              $           2.83               374,534
                                      =======              ================               =======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.                            EXHIBIT DESCRIPTION
-----------       --------------------------------------------------------------
3                 Memorandum and Articles, as amended, of Nicholas Financial,
                  Inc.

4                 Form of Common Stock Certificate

10.1              Amended and Restated Loan and Security Agreement, dated August
                  1, 2000 (1)

10.2              Amendment No. 1 to Loan Agreement, dated March 16, 2001 (2)

10.3              Amendment No. 2 to Loan Agreement, dated July 31, 2001 (3)

10.4              Amendment No. 3 to Loan Agreement, dated June 27, 2002 (4)

10.5              Employee Stock Option Plan (5)

10.6              Non-Employee Director Stock Option Plan (6)

10.7              Employment Contract, dated November 22, 1999, between Nicholas
                  Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance (7)

10.8              Employment Contract, dated March 16, 2001, between Nicholas
                  Financial, Inc. and Peter L. Vosotas, President and Chief
                  Executive Officer (8)

10.9 Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (9)

10.10             ISDA Master Agreement, dated as of March 30, 1999, between
                  Bank of America National Trust and Savings Association and
                  Nicholas Financial, Inc. (including Schedule thereto) (10)

10.11 Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in
                  Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions (11)

14                Code of Ethics for CEO and Senior Financial Officers

21                Subsidiaries of Nicholas Financial, Inc.

23.1              Consent of Dixon Hughes PLLC

23.2              Consent of Ernst & Young LLP

24                Powers of Attorney (included on signature page hereto)

31.1              Certification of President and CEO

31.2              Certification of Chief Financial Officer

32.1              Written Statement of the Chief Executive Officer Pursuant to
                  18 U.S.C. Section 1350

32.2              Written Statement of the Chief Financial Officer Pursuant to
                  18 U.S.C. Section 1350

(1)               Incorporated by reference to Exhibit 10.1 to the Company's
                  Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(2)               Incorporated by reference to Exhibit 10.2 to the Company's
                  Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(3)               Incorporated by reference to Exhibit 10.3 to the Company's
                  Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(4)               Incorporated by reference to Exhibit 10.4 to the Company's
                  Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(5)               Incorporated by reference to Exhibit 4 to the Company's Form
                  S-8 filed with the SEC on June 30, 1999 (SEC File. No.
                  333-81967).

(6)               Incorporated by reference to Exhibit 4 to the Company's Form
                  S-8 filed with the SEC on June 30, 1999 (SEC File. No.
                  333-81961).

(7)               Incorporated by reference to Exhibit 10.7 to the Company's
                  Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(8)               Incorporated by reference to Exhibit 10.8 to the Company's
                  Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(9)               Incorporated by reference to Exhibit 10.9 to the Company's
                  Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(10) Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-2 (Reg. No.
                  333-113215) filed with the SEC on April 7, 2004.

(11) Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form S-2 (Reg. No.
                  333-113215) filed with the SEC on April 7, 2004.

      (b) Reports on Form 8-K

      On March 4, 2004, the Company filed a current report on Form 8-K announcing that at a meeting held on March 3, 2004, the audit committee of the Board of Directors of the Company approved the engagement of Dixon Hughes PLLC, the successor in the merger of the Company's current independent auditors, Crisp Hughes Evans LLP, and the firm of Dixon Odom PLLC, as its independent auditors effective with the successful merger of the two firms. On March 1, 2004, the audit committee of the Board of Directors was notified that the merger of the two firms was completed and that the firm of Crisp Hughes Evans LLP would no longer be providing audit services. On the same Form 8-K the Company announced that the Company has established March 8, 2004 as the record date for its semi-annual cash dividend of $.05 cents per share with a payment date of March 22, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information set forth under the caption "Appointment of Auditors" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NICHOLAS FINANCIAL, INC.

Dated: June 29, 2004

                                               By: /s/ Peter L. Vosotas
                                               Peter L. Vosotas
                                               Chairman, Chief Executive Officer
                                               and President

      KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Peter L. Vosotas and Ralph T. Finkenbrink, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                                 Date

/s/ Peter L. Vosotas       Chairman of the Board, Chief
Peter L. Vosotas           Executive Officer, President and      June 29, 2004
                           Director

/s/ Ralph T. Finkenbrink   Sr. Vice President - Finance          June 29, 2004
Ralph T. Finkenbrink       Chief Financial Officer and Director

/s/ Stephen Bragin         Director                              June 29, 2004
Stephen Bragin

/s/ Alton R. Neal          Director                              June 29, 2004
Alton R. Neal

                                 EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------       --------------------------------------------------------------
       3          Memorandum and Articles, as amended, of Nicholas Financial,
                  Inc.

       4          Form of Common Stock Certificate

    10.1          Amended and Restated Loan and Security Agreement, dated August
                  1, 2000*

    10.2          Amendment No. 1 to Loan Agreement, dated March 16, 2001*

    10.3          Amendment No. 2 to Loan Agreement, dated July 31, 2001*

    10.4          Amendment No. 3 to Loan Agreement, dated June 27, 2002*

    10.5          Employee Stock Option Plan*

    10.6          Non-Employee Director Stock Option Plan*

    10.7          Employment Contract, dated November 22, 1999, between Nicholas
                  Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance*

    10.8          Employment Contract, dated March 16, 2001, between Nicholas
                  Financial, Inc. and Peter L. Vosotas, President and Chief
                  Executive Officer*

    10.9 Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements*

   10.10          ISDA Master Agreement, dated as of March 30, 1999, between
                  Bank of America National Trust and Savings Association and
                  Nicholas Financial, Inc. (including Schedule thereto)*

   10.11 Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in
                  Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions*

      14          Code of Ethics for CEO and Senior Financial Officers

      21          Subsidiaries of Nicholas Financial, Inc.

    23.1          Consent of Dixon Hughes PLLC

    23.2          Consent of Ernst & Young LLP

      24          Powers of Attorney (included on signature page hereto)

    31.1          Certification of President and CEO

    31.2          Certification of Chief Financial Officer

    32.1          Written Statement of the Chief Executive Officer Pursuant to
                  18 U.S.C. Section 1350

    32.2          Written Statement of the Chief Financial Officer Pursuant to
                  18 U.S.C. Section 1350


---------------------
*     Incorporated by reference.