Form 10QSB
period 2004-06-30
NICHOLAS FINANCIAL INC
filed 2004-08-16
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________.

Commission file number: 0-26680

NICHOLAS FINANCIAL, INC.

(Exact name of registrant as specified in its Charter)

British Columbia, Canada (State or Other Jurisdiction of Incorporation or Organization)	8736-3354 (I.R.S. Employer Identification No.)

2454 McMullen Booth Road, Building C Clearwater, Florida (Address of Principal Executive Offices)	33759 (Zip Code)

(727) 726-0763

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]             No [   ].

As of July 31, 2004, there were 6,487,288 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

June 30,
2004
Assets
Cash	$1,781,256
Finance receivables, net	102,031,237
Accounts receivable	14,487
Assets held for resale	629,539
Prepaid expenses and other assets	429,981
Property and equipment, net	584,676
Derivatives	3,848
Deferred income taxes	3,125,271

Total assets	$108,600,295

Liabilities
Line of credit	$60,060,290
Drafts payable	630,263
Notes payable — related party	1,000,530
Accounts payable	4,344,272
Income taxes payable	1,390,544
Deferred revenues	1,150,575

Total liabilities	68,576,474
Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—
Common stock, no par: 50,000,000 shares authorized; 6,487,288 shares issued and outstanding	14,644,249
Accumulated other comprehensive income	2,395
Retained earnings	25,377,177

Total shareholders’ equity	40,023,821

Total liabilities and shareholders’ equity	$108,600,295

See accompanying notes.

Nicholas Financial, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended
	June 30
	2004	2003
Revenue:
Interest income on finance receivables	$7,214,258	$5,988,473
Sales	62,397	71,558

	7,276,655	6,060,031
Expenses:
Cost of sales	14,811	17,074
Marketing	196,626	211,232
Administrative	2,894,708	2,315,877
Provision for credit losses	580,846	579,999
Depreciation	49,538	69,718
Interest expense	915,320	987,328

	4,651,849	4,181,228

Operating income before income taxes	2,624,806	1,878,803
Income tax expense:
Current	1,410,987	1,452,031
Deferred	(418,573)	(739,203)

	992,414	712,828

Net income	$1,632,392	$1,165,975

Earnings per share – basic	$0.29	$0.23

Earnings per share – diluted	$0.27	$0.22

See accompanying notes.

Nicholas Financial, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30
	2004	2003
Operating activities
Net income	$1,632,392	$1,165,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,538	69,718
Provision for credit losses	580,846	579,999
Deferred income taxes	(418,573)	(739,203)
Changes in operating assets and liabilities:
Accounts receivable	(2,564)	3,078
Prepaid expenses, other assets and assets held for resale	(96,155)	(123,750)
Accounts payable and other liabilities	579,228	240,776
Income taxes payable	1,264,926	1,406,031
Deferred revenues	77,692	(7,721)

Net cash provided by operating activities	3,667,330	2,594,903
Investing activities
Purchase and origination of finance contracts	(21,004,123)	(17,619,385)
Principal payments received	15,628,556	13,555,378
Purchase of property and equipment, net of disposals	(68,652)	(112,200)

Net cash used in investing activities	(5,444,219)	(4,176,207)
Financing activities
Issuance (repayment) of notes payable – related party	319,000	(1,142)
Net (repayment) proceeds from line of credit	(7,450,000)	1,800,000
(Decrease) increase in drafts payable	(280,838)	27,040
Sale of common stock, net of offering costs	10,012,299	7,480

Net cash provided by financing activities	2,600,461	1,833,378

Net increase in cash	823,572	252,074
Cash, beginning of period	957,684	481,211

Cash, end of period	$1,781,256	$733,285

See accompanying notes.

Nicholas Financial, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 29, 2004.

2. Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

The Company attributes all of its dealer discount and a portion of unearned income to a reserve for credit losses. Such amounts reduce the interest recognized over the life of the contract. The Company receives a commission for selling add-on services to consumer borrowers and amortizes the commission, net of the related costs, over the term of the loan using the interest method. The Company’s net fees charged for processing a loan are recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method.

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:

	Three months ended
	June 30,
	2004	2003
Numerator for earnings per share – net income	$1,632,392	$1,165,975

Denominator:
Denominator for basic earnings per share – weighted average shares	5,669,552	5,006,926
Effect of dilutive securities:
Employee stock options	394,070	293,532

Denominator for diluted earnings per share	6,063,622	5,300,458

Earnings per share – basic	$0.29	$0.23

Earnings per share – diluted	$0.27	$0.22

Nicholas Financial, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4. Finance Receivables

Finance receivables consist of automobile finance installment contracts (“Contracts”) and direct consumer loans and are detailed as follows:

Finance receivables, gross Contracts	$164,713,489
Less: Unearned interest	(39,450,090)

Finance receivables, net of unearned interest	125,263,399
Dealer discounts	(16,817,392)
Allowance for credit losses	(6,414,770)

Finance receivables, net	$102,031,237

The terms of the receivables range from 12 to 66 months and bear a weighted average effective interest rate of approximately 24%.

5. Line of Credit

The Company has a $85 million Line of Credit facility (the Line) which expires on November 30, 2006. The Company may borrow the lesser of $85 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus twenty-five basis points. Prime rate based borrowings are generally less than $5 million. Pledged as collateral for this credit facility are all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of June 30, 2004 the amount outstanding under the line was approximately $60.1 million and the amount available under the Line was approximately $24.9 million. As of June 30, 2004 the Company was in full compliance with all debt covenants thereunder.

6. Notes Payable - Related Party

The Company’s notes payable consist of unsecured notes bearing interest at 5.90% with principal and interest due within 30-days upon demand. The notes totaled $1,000,530 at June 30, 2004 and are payable to a related party.

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

The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At June 30, 2004 $50 million of the Company’s borrowings were designated as hedged items to interest rate swap agreements. Under the swap and dept agreements, the Company received an average variable rate of 3.51% and 3.56% and paid an average fixed rate of 5.75% and 6.35% during the three months ended June 30, 2004 and 2003, respectively. A gain of $3,848 related to the fair value of the swaps at June 30, 2004 has been recorded in the caption derivatives on the balance sheet. Accumulated other comprehensive income at June 30, 2004 in the amount of $2,395 represents the after-tax effect of the derivative income. Amounts of net income or losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material. The Company has also entered into one forward locking swap included in the table below.

The Company has entered into the following cash-flow hedges:

			Fixed Rate
Date Entered	Effective Date	Notional Amount	Of Interest	Maturity Date
October 5, 2001	October 5, 2001	$10,000,000	3.85%	October 5, 2004
June 28, 2002	June 28, 2002	$10,000,000	3.83%	July 2, 2005
January 6, 2003	April 2, 2003	$10,000,000	3.35%	April 2, 2007
January 31, 2003	August 1, 2003	$10,000,000	3.20%	August 2, 2006
February 26, 2003	May 17, 2004	$10,000,000	3.91%	May 19, 2008
March 11, 2004	October 5, 2004	$10,000,000	3.64%	October 5, 2009

The Company utilizes the above noted interest rate swaps to manage its interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. There has historically been no ineffectiveness associated with the Company’s hedges.

Nicholas Financial, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Derivatives and Hedging (continued)

The following table reconciles net income with comprehensive income.

	Three months ended June 30,
	2004	2003
Net Income	$1,632,392	$1,165,975
Mark to market interest rate swaps (net of tax)	1,067,737	(264,269)

Comprehensive income	$2,700,129	$901,706

8. Stock Options

The Company has an employee stock incentive plans (the SIP) for officers, directors and key employees. The Company is authorized to grant options for up to 940,000 common shares under the SIP, of which 200,766 shares were remaining available for future grants as of June 30, 2004. Options currently granted by the Company generally vest over a five-year period.

As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transaction and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company’s options. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended June 30,
	2004	2003
Net income	$1,632,392	$1,165,975
Basic earnings per share	$0.29	$0.23
Fully diluted earnings per share	$0.27	$0.22
Stock based employee compensation cost under the Fair Value Method	$12,037	$12,012
Pro forma net income	$1,620,355	$1,153,963
Pro forma basic earnings per share	$.29	$.23
Pro forma fully diluted earnings per share	$.27	$.22

Nicholas Financial, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

9. Contingencies

For discussion of certain legal proceedings to which the Company is a party, see Item 3 in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the Securities and Exchange Commission on June 29, 2004.

10. Subsequent events

On August 11, 2004 the Company’s Board of Directors approved the payment of a cash dividend of $0.10 per share, payable semi-annually. The first cash dividend of $0.05 per share will be payable to shareholders of record as of August 28, 2004, with a payment date of September 30, 2004. The second cash dividend of $0.05 per share of common stock will be payable when and as determined by the Board of Directors, provided that the Company’s future earnings meet expectations and written approval can be obtained from the Company’s consortium of lenders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-QSB contains various statements, other than those concerning historical information, that are based on management’s beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words “anticipate”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company’s existing and future markets, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition.

Introduction

Consolidated net income increased to $1,632,392 for the three-month period ended June 30, 2004 as compared to $1,165,975 for the three-month period ended June 30, 2003. Earnings were favorably impacted by an increase in the outstanding loan portfolio, a reduction in the average cost of borrowed funds and a reduction in the charge-off rate. The Company’s software subsidiary, Nicholas Data Services (NDS), did not contribute significantly to consolidated operations in the three month periods ended June 30, 2004 or 2003.

	Three months ended June 30,
Select Portfolio Information	2004	2003
Average finance receivables, net of unearned interest (1)	$123,025,445	$107,212,467

Average indebtedness (2)	63,714,820	62,239,301

Finance revenue (3)	7,214,258	5,988,473
Interest expense	915,320	987,328

Net finance revenue	6,298,938	5,001,145

Weighted average contractual rate (4)	24.29%	24.10%

Average cost of borrowed funds (2)	5.75%	6.35%

Gross portfolio yield (5)	23.46%	22.34%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.98%	3.68%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	1.89%	2.16%

Net portfolio yield (5)	18.59%	16.50%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.04%	9.43%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	8.55%	7.07%

Write-off to liquidation (8)	5.46%	7.76%
Net charge-off percentage (9)	4.65%	6.64%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Finance revenue does not include revenue generated by NDS. See page 14 for detail on NDS revenue for the three months ended June 30, 2004 and 2003, respectively.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the three months ended June 30, 2004 and 2003, respectively.

(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See page 14 for detail on NDS operating expenses for the three months ended June 30, 2004 and 2003, respectively.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Note: All three month key performance indicators expressed as percentages have been annualized.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Finance Revenue and Loan Portfolio

Finance revenue increased 20% to $7.2 million for the three-month period ended June 30, 2004, from $6.0 million for the corresponding period ended June 30, 2003. Average finance receivables, net of unearned interest equaled $123.0 million for the three-month period ended June 30, 2004, an increase of 15% from $107.2 million for the corresponding period ended June 30, 2003. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of three additional branch locations. The gross finance receivable balance increased 15% to $164.7 million at June 30, 2004 from $143.2 million at June 30, 2003. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.34% for the period ended June 30, 2003 to 23.46% for the three-month period ended June 30, 2004. The net portfolio yield increased from 16.50% for the three-month period ended June 30, 2003 to 18.59% for the corresponding period ended June 30, 2004. The primary reasons for the increase in the net portfolio yield was a decrease in charge-offs and a reduction in the cost of borrowed funds for the period ended June 30, 2004. The net charge-off percentage for the three-month period ended June 30, 2004 was 4.65% as compared to 6.64% for the corresponding period ended June 30, 2003.

Computer Software Business

Sales for the three-month period ended June 30, 2004 were $62,397 compared to $71,558 for the corresponding period ended June 30, 2003, a decrease of 13%. This decrease was primarily due to lower revenue from the existing customer base during the period ended June 30, 2004. Cost of sales and operating expenses decreased from $86,555 for the three-month period ended June 30, 2003 to $69,123 for the corresponding period ended June 30, 2004.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to $3.1 million for the three month period ended June 30, 2004 from $2.5 million for the corresponding period ended June 30, 2003. This increase of 22% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of three additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest increased from 9.43% for the three-month period ended June 30, 2003 to 10.04% for the corresponding period ended June 30, 2004.

Interest Expense

Interest expense decreased to $915,320 for the three-month period ended June 30, 2004 as compared to $987,328 for the corresponding period ended June 30, 2003. The average indebtedness for the three-month period ended June 30, 2004 increased to $63.7 million as compared to $62.2 million for the corresponding period ended June 30, 2003. The effect of this in crease on the Company’s interest expense was more than offset by a decrease in the average cost of borrowed funds from 6.35% during the three months ended June 30, 2003 to 5.75% during the three months ended June 30, 2004.

Contract Procurement

     The Company purchases Contracts in the seven states listed in the table below. The Company has been expanding its Contract procurement in South Carolina, Michigan and Virginia. See “— Future Expansion” below. The Contracts purchased by the Company are predominately for used vehicles; for the three-months periods ended June 30, 2004 and 2003, respectively, less than 3% were new. As of June 30, 2004, the average model year collateralizing the portfolio was a 1999 vehicle.

     The amounts shown in the tables below represent information on finance receivables, net of unearned interest of Contracts purchased.

	Three Months Ended June 30,
State	2004	2003
Florida	$11,020,839	$10,148,495
Georgia	2,510,543	2,331,056
North Carolina	2,153,230	1,998,035
South Carolina	1,134,618	760,698
Ohio	3,251,208	3,125,301
Michigan	951,131	455,534
Virginia	1,377,750	17,040

Total	$22,399,319	$18,836,159

Indirect Contracts	Three Months Ended June 30,
Purchased	2004	2003
Purchases	$22,399,319	$18,836,159
Weighted APR	24.11%	23.90%
Average Discount	8.76%	8.96%
Weighted average Term (months)	44	44
Average Loan	$8,275	$8,186
Number of Contracts	2,707	2,301

Loan Origination

     The following table presents information on direct loans originated by the Company, net of unearned interest.

Direct Loans	Three Months Ended June 30,
Originated	2004	2003
Originations	$1,155,523	$941,223
Weighted APR	26.13%	26.50%
Weighted average Term (months)	26	27
Average Loan	$3,001	$2,878
Number of Loans	385	327

Analysis of Credit Losses

     Because of the nature of the customers under the Company’s Contracts, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market. Each such static pool consists of the Contracts purchased by a Company branch office during a fiscal quarter. As of June 30, 2004, the Company had 517 active static pools. The average pool consisted of 71 Contracts with aggregate finance receivables, net of unearned interest, of approximately $574,000.

     Contracts are purchased from many different dealers and are all purchased on an individual Contract by Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of the applicable state maximum interest rate or the maximum interest rate at which the customer will accept. In certain markets, competitive forces will drive down Contract rates from the maximum allowable rate to a level where an individual competitor is willing to buy an individual Contract. The Company only buys Contracts on an individual basis and never purchases Contracts in batches, although the Company does consider portfolio acquisitions as part of its growth strategy.

     A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the static pool, a portion of future unearned income associated with that specific static pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a static pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For static pools not fully liquidated, that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the static pool. Reserves accreted into income for the three months ended June 30, 2004 were approximately $885,000 as compared to $525,000 for the three months ended June 30, 2003. The primary reason for this increase in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was a decrease in the net charge-off percentage from 6.64% to 4.65%.

     The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to cause all of the Contracts that the Company purchases to have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes an internal audit department to assure adherence to its underwriting guidelines. The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. Each Branch Manager may interpret the guidelines differently and as a result, the common risk characteristics tend to be the same on an individual branch level but not necessarily compared to another branch.

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

     The Company experienced lower losses during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. This resulted in static pools having reserves in excess of estimates currently needed to liquidate these pools. The Company is in the process of accreting these excess reserves from these more mature static pools over their remaining life. Static pools originated during the fiscal year ended March 31, 2004 have seen losses lower than their most recent predecessors; however, there can be no assurances that this trend will continue. The Company’s overall reserve percentage has increased from 13.48% of gross finance receivables as of June 30, 2003 to 14.10% of gross finance receivables as of June 30, 2004.

     The following table sets forth a reconciliation of the changes in dealer discount on Contracts.

	Three months ended June 30,
	2004	2003
Balance at beginning of period	$15,377,582	$12,394,089
Discounts acquired on new volume	3,680,806	3,067,849
Losses absorbed	(1,673,850)	(1,856,531)
Recoveries	317,829	277,063
Discounts accreted	(884,974)	(524,125)

Balance at end of period	$16,817,393	$13,358,345

Dealer discounts as a percent of gross indirect contracts	10.51%	9.62%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended June 30,
	2004	2003
Balance at beginning of period	$5,787,764	$5,428,681
Current period provision	547,701	519,454
Losses absorbed	(110,533)	(212,015)

Balance at end of period	$6,224,932	$5,736,120

Allowance as a percent of gross indirect contracts	3.89%	4.13%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended June 30,
	2004	2003
Balance at beginning of period	$184,334	$176,126
Current period provision	26,644	60,545
Losses absorbed	(27,760)	(41,250)
Recoveries	6,619	5,595

Balance at end of period	$189,837	$201,016

Allowance as a percent of gross direct loan receivables	4.02%	4.62%

     The following table summarizes the total amounts of Discounts and Allowances for both Contracts and direct loans.

	Three months ended June 30,
	2004	2003
Total Discounts and Allowances at end of period	$23,232,162	$19,295,481

Discounts and Allowances as a percent of gross receivables	14.10%	13.48%

     The average dealer discount associated with new volume for the three months ended June 30, 2004 and 2003 were 8.76% and 8.96%, respectively. The Company does not consider this change to be material, and such changes were not the result of any change in buying philosophy or competition.

     The provision for credit losses increased to approximately $580,000 for the three months ended June 30, 2004 as compared to approximately $547,000 for the three months ended June 30, 2003. The Company’s losses as a percentage of liquidation decreased from 7.76% for the three months ended June 30, 2003 to 5.46% for the three months ended June 30, 2004. The Company anticipates losses as a percentage of liquidation will be in the 8-10% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three months ended June 30, 2004 that would have contributed to the decrease in losses.

     Recoveries as a percentage of charge-offs were 17.9% and 13.4% for the three months ended June 30, 2004 and 2003, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.

     Reserves accreted into income for the three months ended June 30, 2004 and 2003 were approximately $885,000 and $524,000, respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen improvement in the performance of its Contract portfolio, more specifically, newer static pools have seen a slight decrease in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this decrease to an improvement in overall general economic conditions.

     The U.S. unemployment rate has dropped slightly over the past year. The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The number of voluntary repossessions decreased slightly for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The Company believes its percentage of voluntary repossessions will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future. The number of bankruptcy filings by Company customers decreased slightly during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The Company believes the percentage of bankruptcy filings as a percentage of active receivables will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future.

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

     The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	At June 30, 2004	At June 30, 2003
Contracts

Gross Balance Outstanding	$159,986,743	$138,823,707

	Dollar		Dollar
Delinquencies	Amount	Percent	Amount	Percent
30 to 59 days	$2,704,294	1.68%	$2,647,022	1.91%
60 to 89 days	539,691	0.34%	736,415	0.53%
90 + days	219,687	0.14%	307,405	0.22%

Total Delinquencies	$3,463,672	2.16%	$3,690,842	2.66%
Direct Loans
Gross Balance Outstanding	$4,726,746		$4,346,709
Delinquencies
30 to 59 days	$26,903	0.57%	$49,582	1.14%
60 to 89 days	20,089	0.43%	12,760	0.29%
90 + days	26,998	0.57%	38,609	0.89%

Total Delinquencies	$73,990	1.57%	$100,951	2.32%

     The delinquency percentage for contracts more than thirty days past due for the three months ended June 30, 2004 was 2.17% as compared to 2.66% for the three months ended June 30, 2003. The delinquency percentage for direct loans more than thirty days past due for the three months ended June 30, 2004 was 1.57% as compared to 2.32% for the three months ended June 30, 2003.

     The Company does not give significant consideration to short-term trends in delinquency percentages when evaluating reserve levels. Delinquency percentages tend to be very volatile and often are not necessarily an indication of future losses. The Company estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. The Company utilizes internal branch audits as an indication to future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators.

Income Taxes

     The provision for income taxes increased 24% to $992,414 for the three months ended June 30, 2004 from $712,828 for the three months ended June 30, 2003, primarily as a result of higher pre-tax income. The Company’s effective tax rate decreased from 37.94% for the three months ended June 30, 2003 to 37.81% for the three months ended June 30, 2004.

Liquidity and Capital Resources

The Company’s cash flows for the three months ended June 30, 2004 and June 30, 2003 are summarized as follows:

	Three months ended	Three months ended
	June 30,	June 30,
	2004	2003
Cash provided by (used in):
Operating Activities -	$3,667,330	$2,594,903
Investing Activities - (primarily purchase of Contracts)	(5,444,219)	(4,176,207)
Financing Activities	2,600,461	1,833,378

Net increase in cash	823,572	252,074

     The Company’s primary use of working capital for the three months ended June 30, 2004 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $85.0 million Line. The Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus twenty-five basis points. Prime rate based borrowings are generally less than $5.0 million. As of June 30, 2004, the amount outstanding under the Line was approximately $60.1 million and the amount available under the Line was approximately $24.9 million. As of June 30, 2004, the Company was in full compliance with all debt covenants thereunder.

     The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At June 30, 2004, approximately 83% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from October 5, 2004 through October 5, 2009.

     The self-liquidating nature of Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short term funding needs.

     In late May and early June 2004, the Company closed the sale of an aggregate of 1,400,000 shares of its common stock at a public offering price of $8.00 per share. The net proceeds of the offering, approximately $9.9 million, was used to pay down the Company’s Line. In addition, approximately 900,000 shares of common stock were sold in the offering by a group of selling shareholders. Ferris, Baker Watts, Incorporated served as the underwriter for the offering.

     The Company completed Amendment No. 4 to its Line on June 30, 2004. This amendment increased the amount of the Line from $75.0 million to $85.0 million and extends the maturity date from November 30, 2004 to November 30, 2006.

Future Expansion

     The Company currently operates in seven states through a total of thirty-two branch locations, including sixteen in Florida, five in Ohio, four in North Carolina, three in Georgia, two in South Carolina, and one in each Michigan and Virginia. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding receivables. To date none of our branches has reached this capacity.

     The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company’s portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its Line, either with its current lender or another lender. The Company, from time to time, has and will meet with investment bankers and financial institutions discussing various strategies to meet the future needs of the Company. The Company believes that opportunity for growth continues to exist in Ohio, Michigan, and Virginia and intends to continue its expansion activities in those states. The Company is currently expanding its automobile financing program in the State of Virginia. The Company has targeted additional locations within the State of Virginia where it believes there is a sufficient market for its automobile financing program. The Company is currently purchasing Contracts in the State of Virginia utilizing employees who resides in the State of Virginia. These employees are developing their respective markets in Virginia and the Company is utilizing its Central Buying Office at its Corporate Headquarters to purchase, process and service these Contracts. The Company’s strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. No assurances can be given, however, that the Company will be able to continue to expand, or if it does continue to expand, that it will be able to do so profitably. The Company is also analyzing other markets in states the Company does not currently operate in, however no assurance can be given that any expansion will occur in these new markets.

Recently Issued Accounting Standards

     In October 2003, the AICPA issued SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP 03-3 applies to a loan with evidence of deterioration in credit quality subsequent to its origination that is acquired by completion of a transfer (as defined in SOP 03-3), for which it is probable at acquisition of such loan, that the acquirer will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the acquirer recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan’s contractual required payments receivable in excess of the amount of its cash flows expected at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Management is currently evaluating the provisions of SOP 03-3.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President - Finance and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President-finance and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

Exhibit No.	Description
10.1	Amendment No. 4 to Loan Agreement, dated June 30, 2004

31.1	Certification of President and Chief Executive Officer Pursuant of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

          (b) Reports on Form 8-K.

     On April 9, 2004, the Company filed a current report on Form 8-K reporting that it planned to offer approximately 1,500,000 shares of common stock in a public offering. In addition, approximately 900,000 shares of common stock would be offered by a group of selling shareholders.

     On April 27, 2004, the Company filed a current report on Form 8-K reporting that the defendant in a deficiency action brought by the Company has filed a counterclaim in Cleveland Municipal Court.

     On May 6, 2004, the Company filed a current report on Form 8-K including a press release reporting the Company’s financial results for the fourth quarter and full year ended March 31, 2004.

     On May 14, 2004, the Company filed a current report on Form 8-K reporting the pricing of its public offering of common stock at $8.00 per share.

     On June 9, 2004, the Company filed a current report on Form 8-K reporting that it had closed the sale of an additional 300,000 shares of its common stock in connection with the exercise of the over-allotment option granted to the underwriter of the Company’s recent common stock offering.

SIGNATURES

     In accordance with the requirements of the Securities Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: August 14, 2004	/s/ Peter L. Vosotas

Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 14, 2004	/s/ Ralph T. Finkenbrink

Ralph T. Finkenbrink
Sr. Vice President – Finance,
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 4 to Loan Agreement, dated June 30, 2004

31.1	Certification of President and Chief Executive Officer Pursuant of Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

E-1