Form 10QSB
period 2004-09-30
NICHOLAS FINANCIAL INC
filed 2004-11-12
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to                     .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

As of October 31st, 2004 there were 6,499,688 shares of common stock outstanding.

Nicholas Financial, Inc.
Form 10-QSB
Index

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc.

Condensed Consolidated Balance Sheet
(Unaudited)

September 30,
2004
Assets
Cash	$1,685,156
Finance receivables, net	105,145,864
Accounts receivable	9,675
Assets held for resale	819,044
Prepaid expenses and other assets	672,138
Property and equipment, net	596,657
Deferred income taxes	3,649,558

Total assets	$112,578,092

Liabilities
Line of credit	$63,540,367
Drafts payable	755,759
Notes payable — related party	1,000,530
Accounts payable	4,184,571
Dividends payable	324,914
Derivatives	487,777
Deferred revenues	1,285,077

Total liabilities	71,578,995
Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—
Common stock, no par: 50,000,000 shares authorized; 6,499,688 shares issued and outstanding	14,708,488
Accumulated other comprehensive loss	(302,413)
Retained earnings	26,593,022

40,999,097

Total liabilities and shareholders’ equity	$112,578,092

See accompanying notes.

Nicholas Financial, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Interest income on finance receivables	$7,796,997	$6,074,327	$15,011,255	$12,062,800
Sales	36,668	70,750	99,065	142,308

	7,833,665	6,145,077	15,110,320	12,205,108
Expenses:
Cost of sales	14,050	11,615	28,861	28,689
Marketing	219,062	220,591	415,688	431,823
Administrative	2,981,189	2,481,856	5,875,897	4,797,733
Provision for credit losses	659,599	404,156	1,240,445	984,155
Depreciation	55,287	62,500	104,825	132,218
Interest expense	894,764	968,310	1,810,084	1,955,638

	4,823,951	4,149,028	9,475,800	8,330,256

Operating income before income taxes	3,009,714	1,996,049	5,634,520	3,874,852
Income tax expense:
Current	1,481,512	844,345	2,892,499	2,296,376
Deferred	(337,470)	(97,188)	(756,043)	(836,391)

	1,144,042	747,157	2,136,456	1,459,985

Net Income	$1,865,672	$1,248,892	$3,498,064	$2,414,867

Earnings per share – basic	$0.29	$0.25	$0.58	$0.48

Earnings per share – diluted	$0.27	$0.23	$0.54	$0.45

Dividends declared per share	$0.10	$0.10	$0.10	$0.10

See accompanying notes.

Nicholas Financial, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	September 30,
	2004	2003
Operating activities
Net income	$3,498,064	$2,414,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104,825	132,218
Provision for credit losses	1,240,445	984,155
Deferred income taxes	(756,043)	(836,391)
Changes in operating assets and liabilities:
Accounts receivable	2,248	2,702
Prepaid expenses, other assets and assets held for resale	(527,816)	(227,066)
Accounts payable and other liabilities	419,528	671,733
Income taxes payable	(125,618)	629,132
Deferred revenues	212,194	82,843

Net cash provided by operating activities	4,067,827	3,854,193
Investing activities
Purchase and origination of finance contracts	(40,182,092)	(34,313,256)
Principal payments received	31,032,299	27,384,548
Purchase of property and equipment, net of disposals	(135,920)	(176,611)

Net cash used in investing activities	(9,285,713)	(7,105,319)
Financing activities
Issuance of notes payable – related party	319,000	182,920
Net (repayment) proceeds from line of credit	(3,969,924)	4,850,000
Payment of dividend	(324,913)	(253,354)
Decrease in drafts payable	(155,342)	(142,546)
Sale of common stock, net of offering costs	10,076,537	117,348

Net cash provided by financing activities	5,945,358	4,754,368

Net increase in cash	727,472	1,503,242
Cash, beginning of period	957,684	481,211

Cash, end of period	$1,685,156	$1,984,453

See accompanying notes.

Nicholas Financial, Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2004 as filed with the Securities Exchange Commission on June 29, 2004.

2. Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

The Company attributes all of the dealer discount and a portion of unearned income to a reserve for credit losses. Such amounts reduce the interest recognized over the life of the contract. The Company receives a commission for selling add-on services to consumer borrowers and amortizes the commission, net of the related costs, over the term of the loan using the interest method. The Company’s net fees charged for processing a loan are recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method.

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Numerator for earnings per share – net income	$1,865,672	$1,248,892	$3,498,064	$2,414,867

Denominator:
Denominator for basic earnings per share – weighted average shares	6,491,142	5,038,318	6,082,592	5,022,622
Effect of dilutive securities:
Employee stock options	385,597	366,858	390,132	330,195

Denominator for diluted earnings per share	6,876,739	5,405,176	6,472,724	5,352,817

Earnings per share – basic	$0.29	$0.25	$0.58	$0.48

Earnings per share – diluted	$0.27	$0.23	$0.54	$0.45

Nicholas Financial, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

Finance receivables, gross Contracts	$169,428,401
Less: Unearned interest	(40,357,244)

Finance receivables, net of unearned interest	129,071,157
Less: Dealer discounts	(17,432,841)
Allowance for credit losses	(6,492,452)

Finance receivables, net	$105,145,864

The terms of the receivables range from 12 to 72 months and bear a weighted average effective interest rate of 24%.

5. Line of Credit

The Company has an $85.0 million Line of Credit facility (the Line) which expires on November 30, 2006. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. For the three months ended September 30, 2004, $60.0 million of borrowings under the Line used LIBOR plus 212.5 basis points pricing options. The remainder of the borrowings under the Line used the prime rate plus 25 basis points pricing option. The prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds based upon the interest rates charged under the line, related party debt and the effect of the swaps (see note 7) amounted to 5.67% and 5.71% for the three and six months ended September 30, 2004, respectively, as compared to 6.04% and 6.19% for the three and six month period ended September 30, 2003, respectively. Pledged as collateral for this credit facility are all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of September 30, 2004 the amount outstanding under the Line was approximately $63.5 million and the amount available under the Line was approximately $21.5 million. As of September 30, 2004, the Company was in full compliance with all debt covenants thereunder.

6. Notes Payable — Related Party

The Company’s notes payable consist of unsecured notes bearing interest at 5.90% with principal and interest due within 30-days upon demand. The notes totaled $1,000,530 at September 30, 2004 and are payable to a related party.

Nicholas Financial, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Derivatives and Hedging

The Company is party to interest rate swap agreements classified as derivative instruments. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk, such as interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At September 30, 2004, $50.0 million of the Company’s borrowings were designated as hedged items to interest rate swap agreements. Under the swap agreements, the Company received a weighted average variable rate of 1.51% and 1.11% for the three months ended September 30, 2004 and 2003, respectively. During the same period the Company paid a weighted average fixed rate of 3.63% and 4.40%, respectively. Under the swap agreements, the Company received a weighted average variable rate of 1.31% and 1.21% for the six months ended September 30, 2004 and 2003, respectively. During the same period the Company paid a weighted average fixed rate of 3.77% and 4.57%, respectively. A liability of $487,777 related to the fair value of the swaps at September 30, 2004 has been recorded in the caption derivatives on the balance sheet. Accumulated other comprehensive loss at September 30, 2004 in the amount of $302,413 represents the after-tax effect of the derivative loss. Amounts of net income or losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material. The Company has also entered into one forward locking swap included in the table below.

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

Nicholas Financial, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Derivatives and Hedging (continued)

The following table reconciles net income with comprehensive income.

	Three months ended September		Six months ended September
	30,		30,
	2004	2003	2004	2003
Net Income	$1,865,672	$1,248,892	$3,498,064	$2,414,867
Mark to market interest rate swaps (net of tax)	(304,808)	463,896	762,929	199,627

Comprehensive income	$1,560,864	$1,712,788	$4,260,993	$2,614,494

8. Stock Options

The Company has an employee stock incentive plans (the SIP) for officers, directors and key employees. The Company is authorized to grant options for up to 940,000 common shares under the SIP, of which 206,133 shares were remaining available for future grants as of September 30, 2004. Options currently granted by the Company generally vest over a five-year period.

As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure”, which amended SFAS 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company’s options. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three months		Six months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net income	$1,865,672	$1,248,892	$3,498,064	$2,414,867
Basic earnings per share	$0.29	$0.25	$0.58	$0.48
Fully diluted earnings per share	$0.27	$0.23	$0.54	$0.45
Stock based employee compensation cost under the Fair Value Method	$11,353	$9,021	$23,390	$21,033
Pro forma net income	$1,854,319	$1,239,871	$3,474,674	$2,393,834
Pro forma basic earnings per share	$0.29	$0.25	$0.57	$0.48
Pro forma fully diluted earnings per share	$0.27	$0.23	$0.54	$0.45

Nicholas Financial, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9. Dividends

On August 17, 2004, the Company announced the Board of Directors had approved the payment of an annual cash dividend of $0.10 per share, payable semi-annually. The first cash dividend of $0.05 per share was paid on September 17, 2004, to shareholders of record as of August 27, 2004. The second cash dividend of $0.05 per share will be payable as determined by the Board of Directors.

10. Contingencies

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

Introduction

     Consolidated net income increased for the three months ended September 30, 2004, to $1,865,672 from $1,248,892 for the three months ended September 30, 2003. Consolidated net income increased for the six months ended September 30, 2004, to $3,498,064 from $2,414,867 for the six months ended September 30, 2003. Earnings were favorably impacted by an increase in the outstanding loan portfolio, a reduction in the average cost of borrowed funds and a reduction in the charge-off rate. The Company’s Nicholas Data Services (NDS) subsidiary did not contribute significantly to consolidated operations in the three or six-month periods ended September 30, 2004 or 2003.

Portfolio Summary

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Average finance receivables, net of unearned interest (1)	128,266,971	111,195,574	125,646,208	109,204,020

Average indebtedness (2)	63,070,954	64,162,081	63,392,887	63,200,691

Finance revenue (3)	7,796,997	6,074,326	15,011,255	12,062,800
Interest expense	894,764	968,310	1,810,084	1,955,638

Net finance revenue	6,902,233	5,106,016	13,201,171	10,107,162

Weighted average contractual rate (4)	24.06%	23.55%	24.17%	23.55%

Average cost of borrowed funds (2)	5.67%	6.04%	5.71%	6.19%

Gross portfolio yield (5)	24.31%	21.85%	23.89%	22.09%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.79%	3.48%	2.88%	3.58%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	2.06%	1.45%	1.97%	1.80%

Net portfolio yield (5)	19.46%	16.92%	19.04%	16.71%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	9.96%	9.71%	10.00%	9.57%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	9.50%	7.21%	9.04%	7.14%

Write-off to liquidation (8)	7.99%	9.89%	6.75%	8.85%
Net charge-off percentage (9)	6.85%	8.58%	5.77%	7.63%

See accompanying notes to portfolio summary.

Note: All three and six month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest during the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Finance revenue does not include revenue generated by NDS. See page 14 and 15 for detail on NDS revenue during the period.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.

(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See page 14 for detail on NDS operating expenses during the period.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Interest Income and Loan Portfolio

     Finance revenue increased 28% to $7.8 million for the three months ended September 30, 2004, from $6.1 million for the corresponding period ended September 30, 2003. Average finance receivables, net of unearned interest balance equaled $128.3 million at September 30, 2004, an increase of 15% from the $111.2 million at September 30, 2003. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of two additional branch locations. The gross finance receivable balance increased 15% to $169.4 million at September 30, 2004, from $147.0 million at September 30, 2003. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 21.85% for the three months ended September 30, 2003, to 24.31% for the corresponding period ended September 30, 2004. The net portfolio yield increased from 16.92% for the three months ended September 30, 2003, to 19.46% for the three months ended September 30, 2004. The primary reasons for the increase in the net portfolio yield were a decrease in charge-offs and a reduction in the cost of borrowed funds for the period ended September 30, 2004. The net charge-off percentage for the three-month period ended September 30, 2004, was 6.85% as compared to 8.58% for the corresponding period ended September 30, 2003.

Computer Software Business

     Sales for the three months ended September 30, 2004, were $36,668 as compared to $70,750 for the corresponding period ended September 30, 2003, a decrease of 48%. This decrease was primarily due to lower revenue from the existing customer base during the three months ended September 30, 2004. Cost of sales and operating expenses decreased from $78,200 for the three months ended September 30, 2003, to $74,958 for the corresponding period ended September 30, 2004.

Operating Expenses

     Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to $3.2 million for the three months ended September 30, 2004, from $2.7 million for the corresponding period ended September 30, 2003. This increase of 18% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of two additional branch offices. Operating expenses as a percentage of average finance receivables, net of unearned interest increased from 9.71% for the three months ended September 30, 2003, to 9.96% for the corresponding period ended September 30, 2004.

Interest Expense

     Interest expense decreased to $894,764 for the three months ended September 30, 2004, as compared to $968,310 for the corresponding period ended September 30, 2003. The average indebtedness for the three months ended September 30, 2004, decreased to $63.1 million compared to $64.2 million for the corresponding period ended September 30, 2003. The average cost of outstanding borrowings decreased from 6.04% during the three months ended September 30, 2003, to 5.67% during the three months ended September 30, 2004.

Six months ended September 30, 2004 compared to six months ended September 30, 2003

Interest Income and Loan Portfolio

     Finance revenue increased 24% to $15.0 million for the six months ended September 30, 2004, from $12.1 million for the corresponding period ended September 30, 2003. The net finance receivable balance totaled $105.1 million at September 30, 2004, an increase of 14% from the $92.1 million at September 30, 2003. The primary reason net finance receivables increased was the increase in the receivable base of several existing branches and the opening of five additional branch locations. The gross finance receivable balance increased 15% to $169.4 million at September 30, 2004, from $147.0 million at September 30, 2003. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.09% for the six months ended September 30, 2003, to 23.89% for the corresponding period ended September 30, 2004. The net portfolio yield increased from 16.71% for the six months ended September 30, 2003 to 19.04% for the six months ended September 30, 2004. The primary reasons for the increase in the net portfolio yield were a decrease in charge-offs and a reduction in the cost of borrowed funds for the period ended September 30, 2004. The net charge-off percentage for the six-month period ended September 30, 2004, was 5.77% as compared to 7.63% for the corresponding period ended September 30, 2003.

Computer Software Business

     Sales for the six months ended September 30, 2004, were $99,065 compared to $142,308 for the corresponding period ended September 30, 2003, a decrease of 30%. This decrease was primarily due to lower revenue from the existing customer base during the six months ended September 30, 2004. Cost of sales and operating expenses decreased from $164,755 for the six months ended September 30, 2003, to $144,081 for the corresponding period ended September 30, 2004.

Operating Expenses

     Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to $6.3 million for the six months ended September 30, 2004, from $5.2 million for the corresponding period ended September 30, 2003. This increase of 20% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of five additional branch offices. Operating expenses as a percentage of average finance receivables, net of unearned interest assets increased from 9.57% for the six months ended September 30, 2003, to 10.00% for the corresponding period ended September 30, 2004.

Interest Expense

     Interest expense decreased to $1,810,084 for the six months ended September 30, 2004, as compared to $1,955,638 for the corresponding period ended September 30, 2003. The average indebtedness for the six months ended September 30, 2004, increased to $63.4 million compared to $63.2 million for the corresponding period ended September 30, 2003. This increase was offset by a decrease in the average cost of outstanding borrowings from 6.19% during the six months ended September 30, 2003, to 5.71% during the six months ended September 30, 2004.

Contract Procurement

     The Company purchases Contracts in the seven states listed in the table below. The Company has been expanding its Contract procurement. See “Future Expansion” below. The Contracts purchased by the Company are predominately for used vehicles; for the three and six-month periods ended September 30, 2004, and 2003, respectively, less than 3% were new. As of September 30, 2004, the average model year collateralizing the portfolio was a 1999 vehicle.

     The amounts shown in the tables below represent information on finance receivables, net of unearned interest of Contracts purchased.

	Three months ended		Six months ended
	September 30,		September 30,
State	2004	2003	2004	2003
FL	$9,500,663	$9,077,354	$20,521,502	$19,125,752
GA	1,798,615	2,263,364	4,309,158	4,570,548
NC	2,342,704	1,998,984	4,495,934	3,969,578
SC	930,773	743,924	2,065,391	1,479,639
OH	3,319,862	3,109,399	6,571,070	6,214,025
MI	861,955	612,723	1,813,086	1,068,257
VA	1,492,136	184,573	2,869,886	201,613

Total	$20,246,708	$17,990,321	$42,646,027	$36,629,412

	Three months ended		Six months ended
Indirect Contracts	September 30,		September 30,
Purchased	2004	2003	2004	2003
Purchases	$20,246,708	$17,990,321	$42,646,027	$36,629,412
Weighted APR	23.91%	24.00%	24.01%	23.96%
Average Discount	8.67%	8.95%	8.71%	8.95%
Average Term (months)	44	43	44	44
Average Loan	$8,391	$8,082	$8,329	$8,138
Number of Contracts	2,413	2,226	5,120	4,501

Loan Origination

     The following table presents information on direct loans originated by the Company, net of unearned interest.

	Three months ended		Six months ended
Direct Loans	September 30,		September 30,
Originated	2004	2003	2004	2003
Originations	$1,308,918	$961,073	$2,464,441	$1,893,856
Weighted APR	26.14%	26.29%	26.13%	26.46%
Average Term (months)	26	28	26	27
Average Loan	$3,023	$2,930	$3,013	$2,896
Number of Loans	433	328	818	654

Analysis of Credit Losses

     Because of the nature of the customers under the Company’s Contracts, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market. Each such static pool consists of the Contracts purchased by a Company branch office during a fiscal quarter. As of September 30, 2004, the Company had 539 active static pools. The average pool consisted of 70 Contracts with aggregate finance receivables, net of unearned interest, of approximately $573,000.

     Contracts are purchased from many different dealers and all are purchased on an individual Contract by Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of the applicable state maximum interest rate or the maximum interest rate at which the customer will accept. In certain markets, competitive forces will drive down Contract rates from the maximum allowable rate to a level where an individual competitor is willing to buy an individual Contract. The Company only buys Contracts on an individual basis and never purchases Contracts in batches, although the Company does consider portfolio acquisitions as part of its growth strategy.

     A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the static pool, a portion of future unearned income associated with that specific static pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a static pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For static pools not fully liquidated, that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the static pool. Reserves accreted into income for the three months ended September 30, 2004, were approximately $1,056,000 as compared to $473,000 for the three months ended September 30, 2003. Reserves accreted into income for the six months ended September 30, 2004, were approximately $1,941,000 as compared to $997,000 for the six months ended September 30, 2003. The primary reason for the increase in the three-month period ended September 30, 2004, as compared to the three-month period ended September 30, 2003, was a decrease in the net charge-off percentage from 8.58% to 6.85%, respectively. The primary reason for the increase in the six-month period ended September 30, 2004, as compared to the six-month period ended September 30, 2003, was a decrease in the net charge-off percentage from 7.63% to 5.77%, respectively.

     The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to cause all of the Contracts that the Company purchases to have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes an internal audit department to assure adherence to its underwriting guidelines. The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. Each Branch Manager may interpret the guidelines differently, and as a result, the common risk characteristics tend to be the same on an individual branch level but not necessarily compared to another branch.

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

     The Company experienced lower losses during the three and six months ended September 30, 2004, as compared to the three and six months ended September 30, 2003. This resulted in static pools having reserves in excess of estimates currently needed to liquidate these pools. The Company is in the process of accreting these excess reserves from these more mature static pools over their remaining life. Static pools originated during the fiscal year ended March 31, 2004 have seen losses lower than their most recent predecessors; however, there can be no assurances that this trend will continue. The Company’s overall reserve percentage has increased from 13.38% of gross finance receivables as of September 30, 2003, to 14.12% of gross finance receivables as of September 30, 2004.

     The following table sets forth a reconciliation of the changes in dealer discount on Contracts.

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance at beginning of period	$16,817,393	$13,358,345	$15,377,582	$12,394,089
Discounts acquired on new volume	3,349,986	2,896,626	7,030,792	5,964,475
Losses absorbed	(1,994,088)	(2,391,406)	(3,667,937)	(4,247,938)
Recoveries	315,550	303,148	633,378	580,212
Discounts accreted	(1,056,000)	(472,752)	(1,940,974)	(996,877)

Balance at end of period	$17,432,841	$13,693,961	$17,432,841	$13,693,961

Dealer discounts as a percent of gross indirect Contracts	10.61%	9.60%	10.61%	9.60%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2003	2003
Balance at beginning of period	$6,224,932	$5,736,120	$5,787,764	$5,428,681
Current period provision	618,777	344,655	1,166,478	864,108
Losses absorbed	(531,496)	(306,656)	(642,029)	(518,670)

Balance at end of period	$6,312,213	$5,774,119	$6,312,213	$5,774,119

Allowance as a percent of gross indirect Contracts	3.84%	4.05%	3.84%	4.05%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance at beginning of period	$189,837	$201,017	$184,334	$176,126
Current period provision	26,138	35,427	52,782	95,973
Losses absorbed	(46,434)	(42,488)	(74,194)	(83,739)

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Recoveries	10,698	7,393	17,317	12,989

Balance at end of period	$180,239	$201,349	$180,239	$201,349

Allowance as a percent of gross direct loan receivables	3.51%	4.59%	3.51%	4.59%

The following table summarizes the total amounts of Discounts and Allowances for both Contracts and direct loans.

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Total Discounts and Allowances at end of period	$23,925,293	$19,669,429	$23,925,293	$19,669,429

Discounts and Allowances as a percent of gross receivables	14.12%	13.38%	14.12%	13.38%

     The average dealer discount associated with new volume for the three months ended September 30, 2004 and 2003, were 8.67% and 8.95%, respectively. The average dealer discount associated with new volume for the six months ended September 30, 2004 and 2003, were 8.71% and 8.95%, respectively. The Company does not consider these changes to be material, and such changes were not the result of any change in buying philosophy or competition.

     The provision for credit losses increased to approximately $660,000 for the three months ended September 30, 2004, as compared to approximately $404,000 for the three months ended September 30, 2003. The provision for credit losses increased to approximately $1,240,000 for the six months ended September 30, 2004, as compared to approximately $984,000 for the six months ended September 30, 2003. The Company’s losses as a percentage of liquidation decreased from 9.89% for the three months ended September 30, 2003, to 7.99% for the three months ended September 30, 2004. The Company’s losses as a percentage of liquidation decreased from 8.85% for the six months ended September 30, 2003, to 6.75% for the six months ended September 30, 2004.The Company anticipates losses as a percentage of liquidation will be in the 8-10% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three and six months ended September 30, 2004, that would have contributed to the decrease in losses.

     Recoveries as a percentage of charge-offs were 12.7% and 11.3% for the three months ended September 30, 2004 and 2003, respectively. Recoveries as a percentage of charge-offs were 14.8% and 12.2% for the six months ended September 30, 2004 and 2003, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.

     Reserves accreted into income for the three months ended September 30, 2004 and 2003, were approximately $1,056,000 and $473,000, respectively. Reserves accreted into income for the six months ended September 30, 2004 and 2003, were approximately $1,941,000 and $997,000, respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen improvement in the performance of its Contract portfolio, more specifically, newer static pools have seen a slight decrease in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this decrease to an improvement in overall general economic conditions.

     The U.S. unemployment rate has dropped slightly over the past year. The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The number of voluntary repossessions decreased slightly for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The Company believes its percentage of voluntary repossessions will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future. The number of bankruptcy filings by Company customers decreased slightly during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The Company believes the percentage of bankruptcy filings as a percentage of active receivables will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future.

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

     The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	At September 30, 2004	At September 30, 2003
Contracts
Gross Balance Outstanding	$164,289,883	$142,611,322

Delinquencies	Dollar Amount	Percent	Dollar Amount	Percent
30 to 59 days	$2,866,168	1.75%	$2,554,310	1.79%
60 to 89 days	801,212	0.49%	921,969	0.65%
90 + days	253,180	0.15%	269,734	0.19%

Total Delinquencies	$3,920,560	2.39%	$3,746,013	2.63%
Direct Loans
Gross Balance Outstanding	$ 5,138,518		$ 4,378,131
Delinquencies
30 to 59 days	$39,728	0.77%	$67,549	1.54%
60 to 89 days	33,915	0.66%	15,716	0.36%
90 + days	27,475	0.54%	47,737	1.09%

Total Delinquencies	$101,118	1.97%	$131,002	2.99%

     The delinquency percentage for contracts more than thirty days past due at September 30, 2004, was 2.39% compared to 2.63% at September 30, 2003. The delinquency percentage for direct loans more than thirty days past due for the three months ended September 30, 2004, was 1.97% compared to 2.99% for the three months ended September 30, 2003.

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

Income Taxes

     The Company’s effective tax rate remained relatively consistent at 38.01% and 37.92% for the three and six month periods ended September 30, 2004, compared to 37.43% and 37.68% for the three and six months ended September 30, 2003.

Liquidity and Capital Resources

     The Company’s cash flows for the six months ended September 30, 2004, and September 30, 2003, are summarized as follows:

	Six months ended	Six months ended
	September 30,	September 30,
	2004	2003
Cash provided by:
Operating Activities -	$4,067,827	$3,854,193
Investing Activities - (primarily purchase of Contracts)	(9,285,713)	(7,105,319)
Financing Activities	5,945,358	4,754,368

Net increase in cash	727,472	1,503,242

     The Company’s primary use of working capital for the six months ended September 30, 2004, was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $85.0 million Line. The Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus twenty-five basis points. Prime rate based borrowings are generally less than $5.0 million. As of September 30, 2004, the amount outstanding under the Line was approximately $63.5 million and the amount available under the Line was approximately $21.5 million. As of September 30, 2004, the Company was in full compliance with all debt covenants there under.

     The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At September 30, 2004, approximately 79% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from October 5, 2004 through October 5, 2009.

     The self-liquidating nature of Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line.

The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

     In late May and early June 2004, the Company closed the sale of an aggregate of 1,400,000 shares of its common stock at a public offering price of $8.00 per share. The net proceeds to the Company of the offering, approximately $9.9 million, were used to pay down the Company’s Line. In addition, approximately 900,000 shares of common stock were sold in the offering by a group of selling shareholders. Ferris, Baker Watts, Incorporated served as the underwriter for the offering.

     On August 17, 2004, the Company announced the Board of Directors had approved the payment of an annual cash dividend of $0.10 per share, payable semi-annually. The first cash dividend of $0.05 per share was paid on September 17, 2004, to shareholders of record as of August 27, 2004. The second cash dividend of $0.05 per share will be payable as determined by the Board of Directors.

Future Expansion

     The Company currently operates in seven states through a total of thirty-four branch locations, including sixteen in Florida, five in Ohio, four in North Carolina, three in Georgia, two in South Carolina, and three in Virginia and one in Michigan. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding receivables. To date none of our branches has reached this capacity.

     The Company intends to continue its expansion in States it currently operates in through the purchase of additional Contracts and the expansion of its direct consumer loan program. The Company believes opportunities for growth continue to exist in Ohio, Michigan and Virginia and intends to continue its expansion activities in those states. The Company has targeted additional locations within these States where it believes there is a sufficient market for its automobile financing program.

     The Company is currently purchasing Contracts in the States of Maryland and Kentucky utilizing employees who resides in these States. These employees are developing their respective markets utilizing the Company’s Central Buying Office at its Corporate Headquarters to purchase, process and service these Contracts. The Company’s strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. No assurances can be given, however, that the Company will be able to continue to expand or, if it does continue to expand, that it will be able to do so profitably. The Company is also analyzing other markets in states the Company does not currently operate in, however, no assurance can be given that any expansion will occur in these new markets.

     In order to increase the size of the Company’s portfolio of Contracts, it will be necessary for the Company to continue to be able to renew and increase its line of credit, either with its current lender or another lender. The Company has previously and will continue to meet with investment bankers and financial institutions discussing various strategies to meet future capital requirements of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President-Finance and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President-Finance and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. EXHIBITS

     See exhibit index following the signature page.

SIGNATURES

     In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on November 12, 2004.

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: November 12, 2004	/s/Peter L Vosotas

Peter L. Vosotas
Chairman, President, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	/s/Ralph T Finkenbrink

Ralph T. Finkenbrink
Senior Vice President – Finance
and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350