Form 10QSB
period 2004-12-31
NICHOLAS FINANCIAL INC
filed 2005-02-14
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.

As of January 31st, 2005 there were 6,553,688 shares of common stock outstanding.

Nicholas Financial, Inc.
Form 10-QSB
Index

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc.

Condensed Consolidated Balance Sheet
(Unaudited)

December 31,
2004
Assets
Cash	$1,494,083
Finance receivables, net	106,988,799
Accounts receivable	10,716
Assets held for resale	705,146
Prepaid expenses and other assets	402,577
Property and equipment, net	645,749
Deferred income taxes	3,781,918

Total assets	$114,028,988

Liabilities
Line of credit	$62,207,671
Drafts payable	552,304
Notes payable — related party	1,000,000
Accounts payable	4,144,788
Dividends payable	324,914
Income taxes payable	595,895
Derivatives	62,281
Deferred revenues	1,331,940

Total liabilities	70,219,793

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—
Common stock, no par: 50,000,000 shares authorized; 6,548,688 shares issued and outstanding	15,041,133
Accumulated other comprehensive loss	(38,605)
Retained earnings	28,806,667

43,809,195

Total liabilities and shareholders’ equity	$114,028,988

See accompanying notes.

Nicholas Financial, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenue:
Interest income on finance receivables	$8,484,354	$6,334,652	$23,495,609	$18,397,452
Sales	56,357	50,447	155,422	192,755

	8,540,711	6,385,099	23,651,031	18,590,207

Expenses:
Cost of sales	17,043	10,456	45,904	39,145
Marketing	227,009	221,459	642,697	653,282
Administrative	3,203,333	2,437,986	9,079,230	7,235,719
Provision for credit losses	565,758	632,873	1,806,203	1,617,028
Depreciation	58,147	30,000	162,973	162,218
Interest	909,468	950,109	2,719,551	2,905,747

	4,980,758	4,282,883	14,456,558	12,613,139

Operating income before income taxes	3,559,953	2,102,216	9,194,473	5,977,068

Income tax expense:
Current	1,640,355	1,060,332	4,532,854	3,356,708
Deferred	(294,049)	(264,155)	(1,050,092)	(1,100,546)

	1,346,306	796,177	3,482,762	2,256,162

Net Income	$2,213,647	$1,306,039	$5,711,711	$3,720,906

Earnings per share — basic	$0.34	$0.26	$0.92	$0.74

Earnings per share — diluted	$0.32	$0.24	$0.86	$0.69

Dividends declared per share	—	—	$0.10	$0.10

See accompanying notes.

Nicholas Financial, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	December 31,
	2004	2003
Operating activities
Net income	$5,711,711	$3,720,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	162,973	162,218
Provision for credit losses	1,806,203	1,617,028
Deferred income taxes	(1,050,092)	(1,100,546)
Changes in operating assets and liabilities:
Accounts receivable	1,207	(16,167)
Prepaid expenses, other assets and assets held for resale	(144,357)	(400,466)
Accounts payable and other liabilities	379,745	477,803
Income taxes payable	470,277	(201,379)
Deferred revenues	259,057	128,318

Net cash provided by operating activities	7,596,724	4,387,715

Investing activities
Purchase and origination of finance contracts	(58,189,372)	(48,982,384)
Principal payments received	46,630,886	40,708,394
Purchase of property and equipment, net of disposals	(243,160)	(255,749)

Net cash used in investing activities	(11,801,646)	(8,529,739)

Financing activities
Issuance of notes payable — related party	318,470	172,920
Net (repayment) proceeds from line of credit	(5,302,619)	5,850,052
Payment of dividend	(324,915)	(253,354)
Decrease in drafts payable	(358,797)	(190,933)
Sale of common stock, net of offering costs	10,409,182	243,321

Net cash provided by financing activities	4,741,321	5,822,006

Net increase in cash	536,399	1,679,982

Cash, beginning of period	957,684	481,211

Cash, end of period	$1,494,083	$2,161,193

See accompanying notes.

Nicholas Financial, Inc.

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2004

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. Earnings Per Share

Basic earnings per share excludes any dilutive effects of common stock equivalents such as options, warrants, and convertible securities. Diluted earnings per share includes the effects of dilutive options, warrants, and convertible securities. Basic and diluted earnings per share have been computed as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Numerator for earnings per share – net income	$2,213,647	$1,306,039	$5,711,711	$3,720,906

Denominator:
Denominator for basic earnings per share – weighted average shares	6,514,634	5,064,623	6,227,129	5,036,730
Effect of dilutive securities:
Employee stock options	415,285	374,366	402,601	359,085

Denominator for diluted earnings per share	6,929,919	5,438,989	6,629,730	5,395,815

Earnings per share – basic	$0.34	$0.26	$0.92	$0.74

Earnings per share – diluted	$0.32	$0.24	$0.86	$0.69

Nicholas Financial, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Finance Receivables

Finance receivables consist of automobile finance installment contracts and direct consumer loans and are detailed as follows:

Finance receivables, gross Contracts	$171,166,964
Less: Unearned interest	(40,310,612)

Finance receivables, net of unearned interest	130,856,352
Less:
Dealer discounts	(17,306,489)
Allowance for credit losses	(6,561,064)

Finance receivables, net	$106,988,799

The terms of the receivables range from 12 to 72 months and bear a weighted average effective interest rate of 24%.

5. Line of Credit

The Company has an $85.0 million Line of Credit facility (the Line) expiring on November 30, 2006. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. For the three months ended December 31, 2004, $60.0 million of borrowings under the Line used LIBOR plus 212.5 basis points pricing options. The remainder of the borrowings under the Line used the prime rate plus 25 basis points pricing option. The prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds based upon the interest rates charged under the line, related party debt and the effect of the swaps (see note 7) amounted to 5.69% and 5.70% for the three and nine months ended December 31, 2004, respectively, as compared to 5.73% and 6.03% for the three and nine month period ended December 31, 2003, respectively. Pledged as collateral for this credit facility are all of the assets of the Company’s subsidiary, Nicholas Financial, Inc. As of December 31, 2004, the amount outstanding under the Line was approximately $62.2 million and the amount available under the Line was approximately $22.8 million. As of December 31, 2004, the Company was in full compliance with all debt covenants thereunder.

6. Notes Payable - Related Party

The Company’s notes payable consist of unsecured notes bearing interest at 5.92% with principal and interest due within 30-days upon demand. The notes totaled $1,000,000 at December 31, 2004, and are payable to a related party.

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

The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At December 31, 2004, $50.0 million of the Company’s borrowings were designated as hedged items to interest rate swap agreements. Under the swap agreements, the Company received a weighted average variable rate of 2.06% and 1.14% for the three months ended December 31, 2004 and 2003, respectively. During the same period the Company paid a weighted average fixed rate of 3.59% and 4.22%, respectively. Under the swap agreements, the Company received a weighted average variable rate of 1.55% and 1.18% for the nine months ended December 31, 2004 and 2003, respectively. During the same period the Company paid a weighted average fixed rate of 3.75% and 4.22%, respectively. A liability of $62,281 related to the fair value of the swaps at December 31, 2004 has been recorded in the caption derivatives on the balance sheet. Accumulated other comprehensive loss at December 31, 2004, in the amount of $38,605 represents the after-tax effect of the derivative loss. Amounts of net income or losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material.

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

Nicholas Financial, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Derivatives and Hedging (continued)

The following table reconciles net income with comprehensive income.

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003

Net income	$2,213,647	$1,306,039	$5,711,711	$3,720,906
Mark to market interest rate swaps (net of tax)	263,808	361,673	1,026,737	561,300

Comprehensive income	$2,477,455	$1,667,712	$6,738,448	$4,282,206

8. Stock Options

The Company has an employee stock incentive plans (the SIP) for officers, directors and key employees. The Company is authorized to grant options for up to 940,000 common shares under the SIP, of which 211,633 shares were remaining available for future grants as of December 31, 2004. Of the 211,633 shares remaining available for future grants 173,333 shares are available for directors and 38,300 shares are available for employees. Options currently granted by the Company generally vest over a five-year period.

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

The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company’s options. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income	$2,213,647	$1,306,039	$5,711,711	$3,720,906
Basic earnings per share	$0.34	$0.26	$0.92	$0.74
Fully diluted earnings per share	$0.32	$0.24	$0.86	$0.69
Stock based employee compensation cost under the fair value method	$11,759	$10,509	$35,149	$32,535
Pro forma net income	$2,201,888	$1,295,530	$5,676,562	$3,688,371
Pro forma basic earnings per share	$0.34	$0.26	$0.91	$0.73
Pro forma fully diluted earnings per share	$0.32	$0.24	$0.86	$0.68

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

Introduction

     Consolidated net income increased for the three months ended December 31, 2004, to $2,213,647 from $1,306,039 for the three months ended December 31, 2003. Consolidated net income increased for the nine months ended December 31, 2004, to $5,711,711 from $3,720,906 for the nine months ended December 31, 2003. Earnings were favorably impacted by an increase in the outstanding loan portfolio, a reduction in the average cost of borrowed funds and a reduction in the charge-off rate. The Company’s Nicholas Data Services (NDS) subsidiary did not contribute significantly to consolidated operations in the three or nine month periods ended December 31, 2004 or 2003.

Portfolio Summary

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Average finance receivables, net of unearned interest (1)	$130,157,442	$112,338,303	$127,149,953	$110,248,781

Average indebtedness (2)	$63,908,352	$66,328,452	$63,564,709	$64,243,278

Finance revenue (3)	$8,484,354	$6,334,652	$23,495,609	$18,397,452

Interest expense	909,468	950,109	2,719,551	2,905,747

Net finance revenue	$7,574,886	$5,384,543	$20,776,058	$15,491,705

Weighted average contractual rate (4)	23.80%	23.85%	24.03%	24.02%

Average cost of borrowed funds (2)	5.69%	5.73%	5.70%	6.03%

Gross portfolio yield (5)	26.07%	22.56%	24.63%	22.25%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.79%	3.38%	2.85%	3.51%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	1.74%	2.25%	1.89%	1.96%

Net portfolio yield (5)	21.54%	16.93%	19.89%	16.78%

Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.54%	9.39%	10.18%	9.51%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	11.00%	7.54%	9.71%	7.27%

Write-off to liquidation (8)	7.45%	9.64%	6.99%	9.12%

Net charge-off percentage (9)	6.52%	8.11%	6.03%	7.79%

See accompanying notes to portfolio summary.

Note: All three and nine month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest during the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Finance revenue does not include revenue generated by NDS. See page 14 and 15 for detail on NDS revenue during the period.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.

(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See page 14 and 15 for detail on NDS operating expenses during the period.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2004 compared to three months ended December 31, 2003

Interest Income and Loan Portfolio

     Finance revenue increased 34% to $8.5 million for the three months ended December 31, 2004, from $6.3 million for the corresponding period ended December 31, 2003. The average finance receivables, net of unearned interest balance equaled $130.2 million for the three months ended December 31, 2004, an increase of 16% from the $112.3 million for the three months ended December 31, 2003. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and having six additional branch locations open as of December 31, 2004. The gross finance receivable balance increased 16% to $171.2 million at December 31, 2004, from $147.6 million at December 31, 2003. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.56% for the three months ended December 31, 2003, to 26.07% for the corresponding period ended December 31, 2004. The net portfolio yield increased from 16.93% for the three months ended December 31, 2003, to 21.54% for the three months ended December 31, 2004. The primary reasons for the increase in the net portfolio yield were a decrease in charge-offs and a reduction in the cost of borrowed funds for the period ended December 31, 2004. The net charge-off percentage for the three-month period ended December 31, 2004, was 6.52% as compared to 8.11% for the corresponding period ended December 31, 2003.

Computer Software Business

     Sales for the three months ended December 31, 2004, were $56,357 as compared to $50,447 for the corresponding period ended December 31, 2003, an increase of 12%. This increase was primarily due to higher revenue from the existing customer base during the three months ended December 31, 2004. Cost of sales and operating expenses increased from $65,754 for the three months ended December 31, 2003, to $77,229 for the corresponding period ended December 31, 2004.

Operating Expenses

     Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to $3.4 million for the three months ended December 31, 2004, from $2.6 million for the corresponding period ended December 31, 2003. This increase of 30% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and having six additional branch offices. Operating expenses as a percentage of average finance receivables, net of unearned interest increased from 9.39% for the three months ended December 31, 2003, to 10.54% for the corresponding period ended December 31, 2004.

Interest Expense

     Interest expense decreased to $909,468 for the three months ended December 31, 2004, as compared to $950,109 for the corresponding period ended December 31, 2003. The average indebtedness for the three months ended December 31, 2004, decreased to $63.9 million compared to $66.3 million for the corresponding period ended December 31, 2003. The primary reason for the decrease in average indebtedness was the completion of secondary common stock offering during May of 2004 netting the Company approximately $9.9 million. The average cost of outstanding borrowings decreased from 5.73% during the three months ended December 31, 2003, to 5.69% during the three months ended December 31, 2004.

Nine months ended December 31, 2004 compared to nine months ended December 31, 2003

Interest Income and Loan Portfolio

     Finance revenue increased 28% to $23.5 million for the nine months ended December 31, 2004, from $18.4 million for the corresponding period ended December 31, 2003. The average finance receivables, net of unearned interest balance equaled $127.1 million for the nine months ended December 31, 2004, an increase of 15% from the $110.2 million for the nine months ended December 31, 2003. The primary reason net finance receivables increased was the increase in the receivable base of several existing branches and having six additional branch locations as of December 31, 2004. The gross finance receivable balance increased 16% to $171.2 million at December 31, 2004, from $147.6 million at December 31, 2003. The primary reason interest revenue increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 24.63% for the nine months ended December 31, 2003, to 22.25% for the corresponding period ended December 31, 2004. The net portfolio yield increased from 16.78% for the nine months ended December 31, 2003 to 19.89% for the nine months ended December 31, 2004. The primary reasons for the increase in the net portfolio yield were a decrease in charge-offs and a reduction in the cost of borrowed funds for the period ended December 31, 2004. The net charge-off percentage for the nine-month period ended December 31, 2004, was 6.03% as compared to 7.79% for the corresponding period ended December 31, 2003.

Computer Software Business

     Sales for the nine months ended December 31, 2004, were $155,422 compared to $192,755 for the corresponding period ended December 31, 2003, a decrease of 19%. This decrease was primarily due to lower revenue from the existing customer base during the nine months ended December 31, 2004. Cost of sales and operating expenses decreased from $230,509 for the nine months ended December 31, 2003, to $221,310 for the corresponding period ended December 31, 2004.

Operating Expenses

     Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to $9.7 million for the nine months ended December 31, 2004, from $7.9 million for the corresponding period ended December 31, 2003. This increase of 24% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and having six additional branch offices. Operating expenses as a percentage of average finance receivables, net of unearned interest assets decreased from 10.18% for the nine months ended December 31, 2003, to 9.51% for the corresponding period ended December 31, 2004.

Interest Expense

     Interest expense decreased to $2,719,551 for the nine months ended December 31, 2004, as compared to $2,905,747 for the corresponding period ended December 31, 2003. The average indebtedness for the nine months ended December 31, 2004, decreased to $63.6 million compared to $64.2 million for the corresponding period ended December 31, 2003. The primary reason for the decrease in average indebtedness was the completion of secondary common stock offering during May of 2004 netting the Company approximately $9.9 million. The average cost of outstanding borrowings decreased from 6.03% during the nine months ended December 31, 2003, to 5.70% during the nine months ended December 31, 2004.

Contract Procurement

     The Company purchases Contracts in the seven states listed in the table below. The Company has been expanding its Contract procurement. See “Future Expansion” below. The Contracts purchased by the Company are predominately for used vehicles; for the three and nine month periods ended December 31, 2004, and 2003, respectively, less than 3% were new. As of December 31, 2004, the average model year collateralizing the portfolio was a 1999 vehicle.

     The amounts shown in the tables below represent information on finance receivables, net of unearned interest of Contracts purchased.

	Three months ended		Nine months ended
	December 31,		December 31,
State	2004	2003	2004	2003

FL	$10,121,741	$8,036,773	$30,643,243	$27,210,545
GA	1,238,711	1,802,773	5,547,869	6,384,776
NC	2,081,482	1,581,909	6,577,416	5,548,857
SC	781,675	664,595	2,847,066	2,144,234
OH	2,064,868	2,267,575	8,635,938	8,453,317
MI	412,137	597,254	2,225,223	1,665,511
VA	1,400,228	438,850	4,270,114	611,901
KY	234,820	—	234,820	—
MD	414,908	—	414,908	—

Total	$18,750,570	$15,389,729	$61,396,597	$52,019,141

	Three months ended		Nine months ended
Indirect Contracts	December 31,		December 31,
Purchased	2004	2003	2004	2003

Purchases	$18,750,570	$15,389,729	$61,396,597	$52,019,141
Weighted APR	23.65%	23.66%	23.90%	23.88%
Average Discount	8.73%	8.80%	8.72%	8.91%
Average Term (months)	45	43	44	43
Average Loan	$8,504	$8,104	$8,382	$8,128
Number of Contracts	2,205	1,899	7,325	6,400

Loan Origination

     The following table presents information on direct loans originated by the Company, net of unearned interest.

	Three months ended		Nine months ended
Direct Loans	December 31,		December 31,
Originated	2004	2003	2004	2003

Originations	$1,446,259	$1,047,014	$3,910,700	$2,940,870
Weighted APR	25.80%	26.64%	26.01%	26.52%
Average Term (months)	26	24	26	26
Average Loan	$3,158	$2,755	$3,065	$2,844
Number of Loans	458	380	1,276	1,034

Analysis of Credit Losses

     Because of the nature of the customers under the Company’s Contracts, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market. Each such static pool consists of the Contracts purchased by a Company branch office during a fiscal quarter. As of December 31, 2004, the Company had 568 active static pools. The average pool consisted of 69 Contracts with aggregate finance receivables, net of unearned interest, of approximately $567,000.

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

     A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the static pool, a portion of future unearned income associated with that specific static pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a static pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For static pools not fully liquidated, that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the static pool. Reserves accreted into income for the three months ended December 31, 2004, were approximately $1,557,000 as compared to $443,000 for the three months ended December 31, 2003. Reserves accreted into income for the nine months ended December 31, 2004, were approximately $3,498,000 as compared to $1,440,000 for the nine months ended December 31, 2003. The primary reason for the increase in the three-month period ended December 31, 2004, as compared to the three-month period ended December 31, 2003, was a decrease in the net charge-off percentage from 8.11% to 6.52%, respectively. The primary reason for the increase in the nine-month period ended December 31, 2004, as compared to the nine-month period ended December 31, 2003, was a decrease in the net charge-off percentage from 7.79% to 6.03%, respectively.

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

     The Company experienced lower losses during the three and nine months ended December 31, 2004, as compared to the three and nine months ended December 31, 2003. This resulted in static pools having reserves in excess of estimates currently needed to liquidate these pools. The Company is in the process of accreting these excess reserves from these more mature static pools over their remaining life. The Company’s overall reserve percentage has increased from 13.46% of gross finance receivables as of December 31, 2003, to 13.94% of gross finance receivables as of December 31, 2004.

     The following table sets forth a reconciliation of the changes in dealer discount on Contracts.

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Balance at beginning of period	$17,432,841	$13,693,963	$15,377,582	$12,394,089
Discounts acquired on new volume	3,101,373	2,504,121	10,132,595	8,468,596
Losses absorbed	(1,976,361)	(2,420,384)	(5,644,300)	(6,668,320)
Recoveries	305,387	258,184	938,337	838,396
Discounts accreted	(1,556,751)	(442,665)	(3,497,725)	(1,439,542)

Balance at end of period	$17,306,489	$13,593,219	$17,306,489	$13,593,219

Dealer discounts as a percent of gross indirect Contracts	10.45%	9.50%	10.45%	9.50%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Balance at beginning of period	$6,312,213	$5,774,119	$5,787,764	$5,428,681
Current period provision	514,119	467,085	1,680,596	1,331,193
Losses absorbed	(467,770)	(129,872)	(1,109,798)	(648,542)

Balance at end of period	$6,358,562	$6,111,332	$6,358,562	$6,111,332

Allowance as a percent of gross indirect Contracts	3.84%	4.27%	3.84%	4.27%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Balance at beginning of period	$180,239	$201,349	$184,334	$176,126
Current period provision	41,476	18,199	94,258	114,172
Losses absorbed	(24,744)	(55,235)	(98,939)	(138,974)
Recoveries	5,531	9,638	22,849	22,627

Balance at end of period	$202,502	$173,951	$202,502	$173,951

Allowance as a percent of gross direct loan receivables	3.63%	3.83%	3.63%	3.83%

The following table summarizes the total amounts of Discounts and Allowances for both Contracts and direct loans.

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003

Total Discounts and Allowances at end of period	$23,867,553	$19,878,502	$23,867,553	$19,878,501

Discounts and Allowances as a percent of gross receivables	13.94%	13.46%	13.94%	13.46%

     The average dealer discount associated with new volume for the three months ended December 31, 2004 and 2003, were 8.73% and 8.80%, respectively. The average dealer discount associated with new volume for the nine months ended December 31, 2004 and 2003, were 8.72% and 8.91%, respectively. The Company does not consider these changes to be material, and such changes were not the result of any change in buying philosophy or competition.

     The provision for credit losses decreased to approximately $566,000 for the three months ended December 31, 2004, as compared to approximately $633,000 for the three months ended December 31, 2003. The provision for credit losses increased to approximately $1,806,000 for the nine months ended December 31, 2004, as compared to approximately $1,617,000 for the nine months ended December 31, 2003. The Company’s net charge-off percentage decreased from 8.11% for the three months ended December 31, 2003, to 6.52% for the three months ended December 31, 2004. The Company’s net charge-off percentage decreased from 7.79% for the nine months ended December 31, 2003, to 6.03% for the nine months ended December 31, 2004. The Company anticipates losses as a percentage of liquidation will be in the 7-9% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three and nine months ended December 31, 2004, that would have contributed to the decrease in losses.

     Recoveries as a percentage of charge-offs were 14.1% and 12.6% for the three months ended December 31, 2004 and 2003, respectively. Recoveries as a percentage of charge-offs were 16.1% and 13.6% for the nine months ended December 31, 2004 and 2003, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.

     Reserves accreted into income for the three months ended December 31, 2004 and 2003, were approximately $1,557,000 and $443,000, respectively. Reserves accreted into income for the nine months ended December 31, 2004 and 2003, were approximately $3,498,000 and $1,436,000, respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance as compared to their estimated default rate.

     The U.S. unemployment rate has dropped slightly over the past year. The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The number of voluntary repossessions decreased slightly for the three months ended December 31, 2004, as compared to the three months ended December 31, 2003. The Company believes its percentage of voluntary repossessions will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future. The number of bankruptcy filings by Company customers decreased slightly during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003. The Company believes the percentage of bankruptcy filings as a percentage of active receivables will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future.

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

     The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	At December 31, 2004		At December 31, 2003
Contracts
Gross Balance Outstanding	$165,583,890		$143,113,043

Delinquencies	Dollar Amount	Percent	Dollar Amount	Percent
30 to 59 days	$3,056,372	1.85%	$2,836,531	1.98%
60 to 89 days	706,221	0.43%	805,643	0.56%
90 + days	327,077	0.19%	247,261	0.17%

Total Delinquencies	$4,089,670	2.47%	$3,889,435	2.71%

Direct Loans
Gross Balance Outstanding	$5,583,074		$4,536,172

Delinquencies
30 to 59 days	$61,980	1.11%	$37,451	0.83%
60 to 89 days	16,758	0.30%	33,612	0.74%
90 + days	27,475	0.49%	30,354	0.67%

Total Delinquencies	$106,213	1.90%	$101,417	2.24%

     The delinquency percentage for contracts more than thirty days past due at December 31, 2004, was 2.47% compared to 2.71% at December 31, 2003. The delinquency percentage for direct loans more than thirty days past due at December 31, 2004, was 1.90% compared to 2.24% at December 31, 2003.

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

Income Taxes

     The Company’s effective tax rate remained relatively consistent at 37.81% and 37.88% for the three and nine months ended December 31, 2004, compared to 37.87% and 37.75% for the three and nine months ended December 31, 2003.

Liquidity and Capital Resources

The Company’s cash flows for the nine months ended December 31, 2004, and December 31, 2003, are summarized as follows:

	Nine months ended	Nine months ended
	December 31, 2004	December 31, 2003

Cash provided by:
Operating Activities -	$7,596,724	$4,387,715
Investing Activities -
(primarily purchase of Contracts, net of repayments)	(11,801,646)	(8,529,739)
Financing Activities -	4,741,321	5,822,006

Net increase in cash	$536,399	$1,679,982

     The Company’s primary use of working capital for the nine months ended December 31, 2004, was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $85.0 million Line. The Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus 25 basis points. Prime rate based borrowings are generally less than $5.0 million. As of December 31, 2004, the amount outstanding under the Line was approximately $62.2 million and the amount available under the Line was approximately $22.8 million. As of December 31, 2004, the Company was in full compliance with all debt covenants there under.

     The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At December 31, 2004, approximately 80% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from July 2, 2005 through October 5, 2009.

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

Future Expansion

     The Company currently operates in eight states through a total of thirty-five branch locations, including sixteen in Florida, five in Ohio, four in North Carolina, three in Georgia, two in South Carolina, and three in Virginia, one in Michigan and one in Kentucky. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding receivables. To date none of our branches has reached this capacity.

     The Company intends to continue its expansion in States it currently operates in through the purchase of additional Contracts and the expansion of its direct consumer loan program. The Company believes opportunities for growth continue to exist in Ohio, Michigan, Kentucky and Virginia and intends to continue its expansion activities in those states. The Company has targeted additional locations within these States where it believes there is a sufficient market for its automobile financing program.

     The Company is currently purchasing Contracts in the States of Maryland and Indiana utilizing employees who reside in these States. These employees are developing their respective markets utilizing the Company’s Central Buying Office at its Corporate Headquarters to purchase, process and service these Contracts. The Company’s strategy is to monitor these new markets and ultimately decide where and when to open actual branch locations. No assurances can be given, however, that the Company will be able to continue to expand or, if it does continue to expand, that it will be able to do so profitably. The Company is also analyzing other markets in states the Company does not currently operate in, however, no assurance can be given that any expansion will occur in these new markets.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. The Company does not believe the adoption of Statement No. 123(R) will have a material impact on the Company’s consolidated financial statements.

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

Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. EXHIBITS

     See exhibit index following the signature page.

SIGNATURES

     In accordance with the requirements of the Securities Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-QSB and authorized this Report to be signed on its behalf by the undersigned, in the City of Clearwater, State of Florida, on February 14, 2005.

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: February 14, 2005	/s/ Peter L Vosotas
Peter L. Vosotas
Chairman, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2005	/s/ Ralph T Finkenbrink
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