Form 10KSB
period 2005-03-31
NICHOLAS FINANCIAL INC
filed 2005-06-29
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(727) 726-0763
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year ended March 31, 2005 were $32,831,893.

As of June 17, 2005, 9,870,531 shares of the issuer’s Common Stock, no par value, were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $92,050,000

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the issuer’s definitive Proxy Statement and Information Circular for the 2005 Annual General Meeting of Members currently scheduled to be held on August 10, 2005, expected to be filed with the Commission pursuant to Regulation 14A on or about July 13, 2005, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one) : Yes ☐ No ☑

NICHOLAS FINANCIAL, INC.

FORM 10-KSB ANNUAL REPORT

Forward-Looking Information

     This report on Form 10-KSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and information that is based on management’s beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (“collectively the Company”), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under the caption “Risk Factors” set forth in “Item 1 – Description of Business.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on retail installment sales Contracts, regulatory changes in the Company’s existing and future markets, and the Company’s ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Forms 10-QSB, 8-K and 10-KSB and annual reports to shareholders.

PART I

Item 1. Description of Business

General

     Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. (“Nicholas Financial”) and Nicholas Data Services, Inc., (“NDS”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing retail installment sales Contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct loans and sells consumer-finance related products. NDS is engaged in supporting and updating industry specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial’s financing activities accounted for approximately 99% of consolidated revenues for each of the fiscal years ended March 31, 2005 and 2004. NDS’s activities accounted for approximately 1% of such revenues during the same periods.

     Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the “Company”. All financial information herein is designated in United States currency.

     The Company’s principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater Florida 33759, and its telephone number is (727) 726-0763.

Growth Strategy

     The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. The Company also intends to continue its expansion through a proportionate increase in its origination of direct consumer loans. The Company is currently expanding its automobile financing program in the States of Georgia, Florida, Kentucky, Indiana, and Maryland. The Company has targeted certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company is currently purchasing Contracts utilizing employees who reside in these states. These employees are developing their respective markets, and the Company has created a Central Buying Office in its Corporate Headquarters to purchase, process and service these Contracts. The Company’s strategy is to monitor these new markets and ultimately decide where and when to open additional branch locations. The Company also continues to analyze other markets in states in which it does not currently operate. Although the Company has not made any bulk purchases of Contracts in the last five years, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

Automobile Finance Business – Contracts

     The Company is engaged in the business of providing financing programs, primarily on behalf of purchasers of new and used cars and light trucks who meet the Company’s credit standards, but who do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s job instability or credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase Contracts for purchases made by borrowers who do not have a good credit history and for older model and high mileage automobiles. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract.

     The Company’s automobile finance programs are currently conducted in ten states through a total of 35 branch offices, consisting of sixteen in Florida, five in Ohio, four in North Carolina, three in Georgia, two in South Carolina, three in Virginia and one in each of Michigan and Kentucky. The Company is currently developing markets in Indiana and Maryland. As of the date of this report, these two states are still being evaluated and the decision on whether to open branch offices will be determined in the near future. Each branch office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding receivables. To date, none of our branches has reached this capacity. As of March 31, 2005 the Company had non-exclusive agreements with approximately 1,400 dealers, of which approximately 1,000 are active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. The dealer agreements require the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representation and warranties of the dealer.

     Customers under the Contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service Contracts, accident and health insurance and/or credit life insurance, are generally financed over a period of 12 to 72 months. Accident and health insurance coverage enables the customer to make required payments under the Contract in the event the borrower becomes unable to work because of illness or accident and credit life insurance pays the customer’s obligations under the Contract upon his or her death.

     The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition determines the discount that the Company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2005, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

     The Company’s policy is to only purchase a Contract after the dealer has provided the Company with the requisite proof that the Company has a first priority lien on the financed vehicle (or the Company has, in fact, perfected such first priority lien), that the customer has obtained the required collision insurance naming the Company as loss payee and that the Contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract.

     The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as the loss payee, with a deductible of not more than $500. Both the Company and the dealers we do business with offer purchasers of vehicles certain other “add-on products.” These products are offered by the dealer on behalf of the Company or by the automobile dealer on behalf of the dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, gap insurance, credit life insurance, credit accident and health insurance, and credit property insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract.

Contract Procurement

     The Company purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 3% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2005 and 2004 was a 2001 and 2000 vehicle, respectively. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

	Maximum		Fiscal year ended
	allowable		March 31,
State	interest rate (1)		2005	2004

Florida	18-30%	(2)	$44,304,705	$38,887,398

Georgia	18-30%	(2)	7,949,021	8,682,016

North Carolina	18-29%	(2)	9,348,551	7,428,824

South Carolina		(3)	3,762,780	3,252,211

Ohio	25%		11,782,285	11,489,914

Virginia		(3)	5,767,526	1,536,667

Maryland	24%		885,941	—

Kentucky	18-25%	(2)	659,838	—

Michigan	25%		2,700,315	2,143,231

Indiana	21%		385,749	—

Total			$87,546,711	$73,420,261

(1)	The allowable maximum interest rates by state are subject to change and are governed by the individual states the Company conducts business in.

(2)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

(3)	Neither of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 29% per annum.

     The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended
	March 31,
Contracts	2005	2004

Purchases	$87,546,711	$73,420,261
Weighted APR	24.05%	24.04%
Average Discount	8.78%	8.95%
Average Term (months)	44	44
Average Loan	$8,387	$8,121
Number of Contracts	10,439	9,041

Direct Loans

     The Company currently originates direct loans in Florida, Georgia and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $6,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $3,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a direct loan license in Ohio, South Carolina, Michigan, Kentucky, Maryland, Indiana or Virginia, and none is presently required in Georgia (as the Company currently does not make direct loans under $3,000 in that state). Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. The Company expects to make a decision in the current fiscal year on whether or not to pursue a direct loan license for Ohio. The Company does not expect to pursue a direct loan license in any other states during the current fiscal year. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s direct loan program was implemented in April 1995 and currently accounts for approximately 3% of total annual revenue for the Company. As of March 31, 2005, loans made by the Company pursuant to its direct loan program constituted approximately 3% of the aggregate principal amount of the Company’s loan portfolio.

     In connection with its direct loan program, the Company also offers health and accident insurance coverage and credit life insurance to customers. Customers in approximately 77% of the 1,726 direct loan transactions outstanding as of March 31, 2005 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the customer.

     The following table presents selected information on direct loans originated by the Company, net of unearned interest:

	Fiscal year ended
	March 31,
Direct loan originations	2005	2004

Originations	$5,198,638	$3,925,537
Weighted APR	25.90%	26.27%
Average Term (months)	27	27
Average Loan	$3,168	$2,967
Number of Contracts	1,641	1,323

Underwriting Guidelines

     The Company’s typical customer has a credit history that fails to meet the lending standards of most banks and credit unions. Among the credit problems experienced by the Company’s customers that resulted in a poor credit history are: unpaid revolving credit card obligations; unpaid medical bills; unpaid student loans; prior bankruptcy; and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

     Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer’s background, employment, and credit history. The Company also obtains credit reports from Equifax, TRW or TransUnion, which are independent reporting services. The Company verifies the consumer’s employment history, income and residence. In most cases, consumers are interviewed by telephone by a Company application processor.

     The Company has established internal buying guidelines to be used by its Branch Managers and internal underwriters when purchasing Contracts. Any Contract that does not meet these guidelines must be approved by the senior management of the Company. The Company currently has District Managers charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the District Managers are responsible for monitoring their assigned branches’ compliance with the Company’s underwriting standards.

     The Company uses essentially the same criteria in analyzing a direct loan as it does in analyzing the purchase of a Contract. Lending decisions regarding direct loans are made based upon a review of the customer’s loan application, credit history, job stability, income, in-person interviews with a Company loan officer and the value of the collateral offered by the borrower to secure the loan. To date, since approximately 90% of the Company’s direct loans have been made to individuals whose automobiles have been financed by the Company, the customer’s payment history under his or her existing or past Contract is a significant factor in the lending decision. The decision process with respect to the purchase of Contracts is similar, although the customer’s prior payment history with automobile loans is weighted more heavily in the decision-making process and the collateral value of the automobile being financed is also considered.

     After reviewing the information included in the Contract or direct loan application and taking the other factors into account, a Company employee categorizes the customer using internally developed credit classifications of “1”, indicating higher creditworthiness, through “5”, indicating lower creditworthiness. In the absence of other factors, such as a favorable payment history on a Contract held by the Company, the Company generally makes direct loans only to individuals rated in categories “3” or higher. Contracts are financed for individuals who fall within all five acceptable rating categories utilized, “1” through “5”.

     Usually a customer who falls within the two highest categories is purchasing a two- to four-year old, low mileage used automobile from the inventory of a new car or franchise dealer, while a customer in either of the two lowest categories is purchasing an older, high mileage automobile from an independent used automobile dealer.

     The Company utilizes its Loss Recovery Department (“LRD”) to perform on-site audits of branch compliance with Company underwriting guidelines. LRD audits Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the Branch Manager, previous branch audit score and current and historical branch profitability. LRD reports directly to the Accounting and Administrative Management of the Company. The Company believes that an independent review and audit of its branches that is not tied to the sales function of the Company is imperative in order to assure the information obtained is impartial.

Monitoring and Enforcement of Contracts

     The Company requires all customers to obtain and maintain collision insurance covering damage to the vehicle. Failure to maintain such insurance constitutes a default under the Contract, and the Company may, at its discretion, repossess the vehicle. To reduce potential loss due to insurance lapse, the Company has the Contractual right to force place its own collateral protection insurance policy, which covers loss due to physical damage to vehicles not covered by collision insurance.

     The Company’s Management Information Services personnel maintain a number of reports to monitor compliance by customers with their obligations under Contracts and direct loans made by the Company. These reports may be accessed on a real-time basis throughout the Company by management personnel, including Branch Managers and staff, at computer terminals located in the main office and each branch office. These reports include delinquency aging reports, insurance due reports, customer promises reports, vehicle information reports, purchase reports, dealer analysis reports, static pool reports, and repossession reports.

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

     Any account that is less than 120 days old is included on the delinquency report on the first day that the Contract is contractually past due. After an account has matured more than 120 days, it is not included on the delinquency report until it is 11 days past due. Once an account becomes 30 days past due, repossession proceedings are implemented unless the customer provides the Company with an acceptable explanation for the delinquency and displays a willingness and the ability to make the payment, and commits to a plan to return the account to current status. When an account is 60 days past due, the Company ceases recognition of income on the Contract and repossession proceedings are initiated. At 120 days delinquent, if the vehicle has not yet been repossessed, the account is written off. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. It instead appears on the Company’s repossession report and is sold, either at auction or to an automobile dealer.

     When an account becomes delinquent, the Company immediately contacts the customer to determine the reason for the delinquency and to determine if appropriate arrangements for payment can be made. If payment arrangements acceptable to the Company can be made, the information is entered in its database and is used to generate a “Promises Report”, which is utilized by the Company’s collection staff for account follow up.

     The Company generates an insurance report to monitor compliance with the insurance obligations imposed upon its customers. This report includes the account number, name and address of the customer, and information regarding the insurance carrier, as well as summarizes the insurance coverage, identifies the expiration date of the policy, and provides basic information regarding payment dates and the term of the Contract. This report assists the Company in identifying customers whose insurance policies are up for renewal or are in jeopardy of being canceled. The Company sends written notices to, and makes direct contact with, customers whose insurance policies are about to lapse or be canceled. If a customer fails to provide proof of coverage within 30 days of notice, the Company has the option of purchasing insurance and adding the cost and applicable finance charges to the balance of the Contract.

     The Company prepares a repossession report that provides information regarding repossessed vehicles and aids the Company in disposing of repossessed vehicles. In addition to information regarding the customer, this report provides information regarding the date of repossession, date the vehicle was sold, number of days it was held in inventory prior to sale, year and make and model of the vehicle, mileage, payoff amount on the Contract, NADA book value, Black Book value, suggested sale price, location of the vehicle, original dealer and condition of the vehicle, and notes other information that may be helpful to the Company.

     The Company also prepares a dealer analysis report that provides information regarding each dealer from which it purchases Contracts. This report allows the Company to analyze the volume of business done with each dealer and the terms on which it purchased Contracts from the dealer.

     The Company’s policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the Branch Manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by the applicable District Manager, it must then be approved by the Director of Loss Recovery. The repossessor delivers the vehicle to a secure location specified by the Company. The Company maintains relationships with several licensed repossession firms that repossess vehicles for fees that range from $175 to $350 for each vehicle repossessed. As required by Florida, Georgia, North Carolina, South Carolina, Ohio, Michigan and Virginia law, the customer is notified by certified letter that the vehicle has been repossessed and that to regain the vehicle, he or she must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter.

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

Marketing and Advertising

     The Company’s Contract marketing efforts currently are directed exclusively toward automobile dealers. The Company attempts to meet dealers’ needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 25-mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising such as radio or newspaper advertisements for the purchase of Contracts

     The Company solicits customers under its direct loan program primarily through direct mailings, followed by telephone calls, to individuals who have a good credit history with the Company in connection with Contracts purchased by the Company. To a more limited extent the Company also uses direct mail marketing to those customers who meet the criteria for a direct loan.

Computerized Information System

     The Company utilizes integrated computer systems developed by NDS to assist in responding to customer inquiries and to monitor the performance of its Contract and direct loan portfolio and the performance of individual customers under Contracts. All Company personnel are provided with instant, simultaneous access to information from a single shared database. The Company has created specialized programs to automate the tracking of Contracts and direct loans from inception. The Company’s computer network encompasses both its corporate headquarters and its branch office locations. See “Monitoring and Enforcement of Contracts” above for a summary of the different reports prepared by the Company.

Competition

     The consumer finance industry is highly fragmented and highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources than the Company. The Company does not believe that increased competition for the purchase of Contracts will cause a material reduction in the interest rate payable by the purchaser of the automobile. However, increased competition for the purchase of Contracts will enable automobile dealers to shop for the best price, thereby giving rise to an erosion in the discount from the initial principal amounts at which the Company would be willing to purchase Contracts.

     The Company’s target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history or the vehicle’s mileage or age. The Company has been able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies which purchase automobile receivables in that market segment. Because of the daily contact that many of its employees have with automobile dealers located throughout the market areas served by it, the Company is generally aware of the terms upon which its competitors are offering to purchase Contracts. The Company’s policy is to modify its terms, if necessary, to remain competitive. However, the Company will not sacrifice credit quality, its purchasing criteria or prudent business practices in order to meet the competition.

     The Company’s ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 1,000 dealers that the Company currently has active Contractual relationships with accounted for over 3% of its business volume for either of the fiscal years ended March 31, 2005 or 2004.

Regulation

     The Company’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that the Company must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Florida, Georgia, Michigan, North Carolina, Ohio, South Carolina, Kentucky, Maryland, Indiana and Virginia. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. Compliance with existing laws and regulations has not had a material adverse effect on the Company’s operations to date. The Company’s management believes that the Company maintains all requisite licenses and permits and is in material compliance with all applicable local, state and federal laws and regulations. The Company periodically reviews its branch office practices in an effort to ensure such compliance. The following constitute certain of the federal, state and local statutes and ordinances with which the Company must comply:

•	State consumer regulatory agency requirements. Pursuant to regulations of the state of Florida governing the Company’s financing business activities, the Florida Department of Banking and Finance periodically conducts an on-site audit of each of the Company’s Florida branches to monitor compliance with applicable regulations. These regulations govern, among other matters, licensure requirements, requirements for maintenance of proper records, payment of required fees, maximum interest rates that may be charged on loans to finance used vehicles and proper disclosure to customers regarding financing terms. Pursuant to North Carolina law, the Company’s direct loan activities in that state are subject to similar periodic on-site audits by the North Carolina Office of the Commissioner of Banks.

•	State licensing requirements. The Company maintains a Sales Finance Company License with the Florida Department of Banking and Finance, as well as consumer loan licenses in Florida and North Carolina. In addition, each of the dealers that the Company does business with is required to maintain a Retail Installment Seller’s License with each state in which it operates.

•	Fair Debt Collection Act. The Fair Debt Collection Act and applicable state law counterparts prohibit the Company from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

Regulation (continued)

•	Truth in Lending Act. The Truth in Lending Act requires the Company and the dealers it does business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each Contract or direct loan.

•	Equal Credit Opportunity Act. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

•	Fair Credit Reporting Act. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer-reporting agency.

•	Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters.

•	Soldiers’ and Sailors’ Civil Relief Act. The Soldiers’ and Sailors’ Civil Relief Act requires the Company to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

•	Electronic Funds Transfer Act. The Electronic Funds Transfer Act prohibits the Company from requiring its customers to repay a loan or other credit by electronic funds transfer (“EFT”), except in limited situations which do not apply to the Company. The Company is also required to provide certain documentation to its customers when an EFT is initiated and to provide certain notifications to its customers with regard to preauthorized payments.

•	Telephone Consumer Protection Act. The Telephone Consumer Protection Act prohibits telephone solicitation calls to a customer’s home before 8 a.m. or after 9 p.m. In addition, if the Company makes a telephone solicitation call to a customer’s home, the representative making the call must provide his or her name, the Company’s name, and a telephone number or address at which the Company’s representative may be contacted. The Telephone Consumer Protection Act also requires that the Company maintain a record of any requests by customers not to receive future telephone solicitations, which must be maintained for five years.

•	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect the Company’s ability to recover collateral or enforce a deficiency judgment.

Employees

     The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2005 the Company employed a total of 189 persons, three of whom work for NDS and 186 of whom work for Nicholas Financial. None of the Company’s employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Risk Factors

     The following factors, as well as other factors not set forth below, may adversely effect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”.

Our profitability and future growth depend on our continued access to bank financing.

     The profitability and growth of our business currently depends on our ability to access bank debt at competitive rates. We currently depend on a $85.0 million line of credit facility with a financial institution to finance our purchases of Contracts and fund our direct loans. This line of credit currently has a maturity date of November 30, 2006 and is secured by substantially all our assets. At March 31, 2005, we had approximately $65.3 million outstanding under the line of credit and approximately $19.7 million available for additional borrowing.

     The availability of our credit facility depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank loans in general. Therefore, we cannot guarantee that this credit facility will continue to be available beyond the current maturity date on reasonable terms or at all. If we are unable to renew or replace our credit facility or find alternative financing at reasonable rates, we may be forced to liquidate. We will continue to depend on the availability of our line of credit, together with cash from operations, to finance our future operations.

The terms of our indebtedness impose significant restrictions on us.

     Our existing outstanding indebtedness restricts our ability to, among other things:

•	sell or transfer assets;

•	incur additional debt;

•	repay other debt;

•	pay dividends;

•	make certain investments or acquisitions;

•	repurchase or redeem capital stock;

•	engage in mergers or consolidations; and

•	engage in certain transactions with subsidiaries and affiliates.

     In addition, our line of credit facility requires us to comply with certain financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. Our ability to continue to meet those financial ratios and tests could be affected by events beyond our control. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under our credit facility. If an event of default occurs under our line of credit facility, the lender may take one or more of the following actions:

•	increase our borrowing costs;

•	restrict our ability to obtain additional borrowings under the facility;

•	accelerate all amounts outstanding under the facility; or

•	enforce its interests against collateral pledged under the facility.

     If our lender accelerates our debt payments, our assets may not be sufficient to fully repay the debt.

We will require a significant amount of cash to service our indebtedness and sheet our other liquidity needs.

     Our ability to make payments on or to refinance our indebtedness and to fund our operations and planned capital expenditures depends on our future operating performance. Our primary cash requirements include the funding of:

•	Contract purchases and direct loans;

•	interest payments under our line of credit facility and other indebtedness;

•	capital expenditures for technology and facilities;

•	ongoing operating expenses;

•	planned expansions by opening additional branch offices; and

•	any required income tax payments.

     In addition, because we expect to continue to require substantial amounts of cash for the foreseeable future, we may seek additional debt or equity financing. The type, timing and terms of the financing we select will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There is no assurance that any of these sources will be available to us at any given time or that the terms on which these sources may be available will be favorable. Our inability to obtain such additional financing could adversely impact our ability to grow.

Our substantial indebtedness could adversely affect our financial condition.

     We currently have a substantial amount of outstanding indebtedness. Our ability to make payments on, or to refinance, our indebtedness will depend on our future operating performance, including our ability to access additional debt and equity financing, which, to a certain extent, is subject to economic, financial, competitive and other factors beyond our control.

     Our high level of indebtedness could have important consequences for our business. For example,

•	we may be unable to satisfy our obligations under our outstanding indebtedness;

•	we may find it more difficult to fund future working capital, capital expenditures, acquisitions, and general corporate needs;

•	we may have to dedicate a substantial portion of our cash resources to the payments on our outstanding indebtedness, thereby reducing the funds available for operations and future business opportunities; and

•	we may be more vulnerable to adverse general economic and industry conditions.

     We may incur substantial additional debt in the future. If new debt is added to our current levels, the risks described above could intensify.

We may experience high delinquency rates in our loan portfolios, which could reduce our profitability.

     Our profitability depends, to a material extent, on the performance of Contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because a large portion of our loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due to their credit history. Although we attempt to mitigate these high credit risks with our underwriting standards and collection procedures, these standards and procedures may not offer adequate protection against the risk of default. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. Higher than anticipated delinquencies and defaults on our Contracts would reduce our profitability.

     In addition, in the event we were to make any bulk purchases of seasoned Contracts, we may experience higher than normal delinquency rates with respect to these loan portfolios due to our inability to apply our underwriting standards to each loan comprising the acquired portfolios. We would similarly attempt to mitigate the high credit risks associated with these loans, although no assurances can be given that we would be able to do so.

We depend upon our relationships with our dealers.

     Our business depends in large part upon our ability to establish and maintain relationships with reputable dealers who originate the Contracts we purchase. Although we believe we have been successful in developing and maintaining such relationships, such relationships are not exclusive, and many of them are not longstanding. There can be no assurances that we will be successful in maintaining such relationships or increasing the number of dealers with whom we do business, or that our existing dealer base will continue to generate a volume of Contracts comparable to the volume of such Contracts historically generated by such dealers.

Our success depends upon our ability to implement our business strategy.

     Our financial position depends on management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include achievement of the desired Contract purchase volume, the use of effective risk management techniques and collection methods, continued investment in technology to support operating efficiency and continued access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial condition.

Our business is highly dependent upon general economic conditions.

     During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles are sold or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. While we seek to manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our financial condition.

Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will reduce our profitability.

     If we repossess a vehicle securing a Contract, we typically have it transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the Contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 30-day lapse between the time we repossess a vehicle and the time it is sold by a dealer or at auction. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. During periods of economic slowdown or recession, decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold will result in our experiencing higher credit losses.

An increase in market interest rates may reduce our profitability.

     Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the Contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and have entered into interest rate swap agreements relating to a significant portion of our outstanding debt with maturities ranging from July 2, 2005 through July 2, 2010. Each of these agreements effectively converts a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. These interest rate swap agreements may not adequately mitigate the impact of changes in interest rates and we may not be able to enter into such agreements in the future.

Our growth depends upon our ability to retain and attract a sufficient number of qualified employees.

     To a large extent, our growth strategy depends on the opening of new offices that will focus primarily on purchasing Contracts and making direct loans in markets we have not previously served. Future expansion of our office network depends upon our ability to attract and retain qualified and experienced office managers and the ability of such managers to develop relationships with dealers that serve those markets. We generally do not open new offices until we have located and hired a qualified and experienced individual to manage the office. Typically, this individual will be familiar with local market conditions and have existing relationships with dealers in the area to be served. Although we believe that we can attract and retain qualified and experienced personnel as we proceed with planned expansion into new markets, no assurance can be given that we will be successful in doing so. Competition to hire personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our origination, delinquency, default and net loss rates and, ultimately, our financial condition.

The loss of one of our key executives could have a material adverse effect on our business.

     Our growth and development to date have been largely dependent upon the services of Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, and Ralph T. Finkenbrink, our Chief Financial Officer and Senior Vice President- Finance. We do not maintain key-man life insurance policies on these executives. Although we believe that we have sufficient additional experienced management personnel to accommodate the loss of any key executive, the loss of services of one or both of these executives could have a material adverse effect on us.

We are subject to risks associated with litigation.

     As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things:

•	usury laws;

•	disclosure inaccuracies;

•	wrongful repossession;

•	violations of bankruptcy stay provisions;

•	certificate of title disputes;

•	fraud;

•	breach of contract; and

•	discriminatory treatment of credit applicants.

     Some litigation against us could take the form of class action complaints by consumers. As the assignee of Contracts originated by dealers, we may also be gamed as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of actions can be substantial. The relief requested by the plaintiffs varies but may include requests for compensatory, statutory and punitive damages. No assurances can be given that we will not experience material financial losses in the future as a result of litigation and other legal proceedings.

We are subject to many laws and governmental regulations, and any material violations of or changes in these laws or regulations could have a material adverse effect on our financial condition and business operations.

     Our financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that we must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which we do business. The various federal, state and local statutes, regulations, and ordinances applicable to our business govern, among other things:

•	licensing requirements;

•	requirements for maintenance of proper records;

•	payment of required fees to certain states;

•	maximum interest rates that may be charged on loans to finance new and used vehicles;

•	debt collection practices;

•	proper disclosure to customers regarding financing terms;

•	privacy regarding certain customer data;

•	interest rates on loans to customers serving in the

•	telephone solicitation of direct loan customers; and

•	collection of debts from loan customers who have filed bankruptcy.

     We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. Our failure, or failure by dealers who originate the Contracts we purchase, to maintain all requisite licenses and permits, and to comply with other regulatory requirements, could result in consumers having rights of rescission and other remedies that could have a material adverse effect on our financial condition. Furthermore, any changes in applicable laws, rules and regulations may make our compliance therewith more difficult or expensive or otherwise adversely affect our financial condition.

Our Chief Executive Officer and certain members of the Mahan family hold a significant percentage of our common stock and may take actions adverse to your interests.

     Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, and certain members of the Mahan family, including the adult children of Marvin and Ingrid Mahan, and certain entities controlled by them, owned approximately 16.4% and 10.8%, respectively, of our common stock as of May 31, 2005. As a result, they may be able to significantly influence matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such transaction.

Our stock is not heavily traded, which may limit your ability to resell your shares.

     The average daily trading volume of our shares on the Nasdaq National Market for the period from April 7, 2004 through March 31, 2005 was approximately 30,000 shares. Thus, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

We operate in a competitive market.

     The non-prime consumer-finance industry is highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by us, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than us. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor-plan financing and leasing, which are not provided by us. Providers of non-prime consumer financing have traditionally competed primarily on the basis of:

•	interest rates charged;

•	the quality of credit accepted;

•	the flexibility of loan terms offered;

•	the quality of service provided.

     Our ability to compete effectively with other companies offering similar financing arrangements depends on maintaining close relationships with dealers of new and used vehicles. We may not be able to compete successfully in this market or against these competitors.

     We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. If, however, other providers of consumer financing were to assert a significantly greater effort to penetrate our targeted market segment, we may have to reduce our interest rates and fees in order to maintain our market share. Any reduction in our interest rates or fees could have an adverse impact on our profitability.

We may experience problems with our integrated computer systems or be unable to keep pace with developments in technology.

     We use various technologies in our business, including telecommunication, data processing, and integrated computer systems. Technology changes rapidly. Our ability to compete successfully with other financing companies may depend on whether we can exploit technological changes. We may not be able to exploit technological changes, and any investment we make may not make us more profitable.

     We utilize integrated computer systems to respond to customer inquiries and to monitor the performance of our Contract and direct loan portfolios and the performance of individual customers under our Contracts and direct loans. Problems with our systems’ operations could adversely impact our ability to monitor our portfolios or collect amounts due under our Contracts and direct loans, which could have a material adverse effect on our financial condition.

Item 2. Description of Property

     The Company leases its Corporate Headquarters and branch office facilities. The Company’s Headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 13,500 square feet of office space. The current lease relating to this space expires in January 2010.

     Each of the Company’s 35 branch offices located in Florida, Georgia, North Carolina, South Carolina, Michigan, Virginia, Ohio and Kentucky consists of approximately 1,200 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from two to five years at annual rates ranging from approximately $8.00 to $16.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

Item 3. Legal Proceedings

     As previously reported, on April 8, 2004, the defendant in a deficiency action brought by the Company under the Ohio Uniform Commercial Code, filed a counterclaim in Cleveland Municipal Court, Cuyahoga County, Ohio, on behalf of a putative class of all persons who purchased motor vehicles pursuant to retail installment sales agreements later assigned to the Company, which motor vehicles were subsequently repossessed in Ohio by the Company or its agents (Nicholas Financial, Inc. v. Sanborn, Case No. 2004 CVI 6969). The defendant counter-plaintiff’s counterclaim alleged, among other things, that the Company violated the Ohio Retail Installment Sales Act, the Ohio Uniform Commercial Code and the Ohio Consumer Sales Practices Act by: failing to provide members of the putative class with accurate disclosures of their statutory rights upon repossession; unilaterally abrogating those rights in the Company’s repossession procedures; and improperly collecting deficiencies from members of the putative class. Pursuant to the counterclaim, the counter-plaintiff sought compensatory, statutory and punitive damages (including compensatory damages of at least $500,000 pursuant to one alleged cause of action), prejudgment interest and attorneys’ fees and expenses, as well as injunctive and other equitable relief, including a restitution remedy.

     In March 2005, the parties engaged in voluntary mediation and reached a tentative settlement pursuant to which the Company has agreed to pay the defendant counter-plaintiff an aggregate of $135,000 (including $40,000 in legal fees and expenses) in settlement of all claims in this action. The Company anticipates that this settlement arrangement will be finalized in the near future.

     Except as described above, the Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse affect on the Company’s financial position.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     On April 7, 2004, the Company’s common stock began trading on the NASDAQ National Market under the symbol “NICK.” Prior to such date, the Company’s common stock was traded on the NASDAQ SmallCap System under the symbol “NICK”.

     On May 12, 2005, the Company’s Board of Directors declared a three-for-two stock split on the Company’s outstanding shares of common stock, payable on June 17, 2005 in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 3, 2005.

     As of June 17, 2005, there were approximately 2,000 holders of record of the Company’s common stock.

     The following table sets forth: (i) the high and low sales prices of the Company’s common stock for periods after April 6, 2004 as reported by the NASDAQ Stock Market and (ii) the high and low bid prices for the Company’s common stock for periods through April 6, 2004 as reported by the NASDAQ Stock Market. The over-the-counter market quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. All of the pricing information contained in the table below has been restated to reflect the three-for-two stock split completed on June 17, 2005.

	High	Low
Fiscal year ended March 31, 2005
April 1, 2004 through April 6, 2004	$6.82	$6.00
April 7, 2004 through June 30, 2004	8.03	5.37
Second Quarter	6.49	5.78
Third Quarter	10.01	6.00
Fourth Quarter	12.00	9.39

	High	Low
Fiscal year ended March 31, 2004
First Quarter	$3.48	$2.27
Second Quarter	5.04	3.18
Third Quarter	5.86	3.17
Fourth Quarter	6.30	5.07

     In August 2004, the Company’s Board of Directors approved an annual cash dividend of $0.07 per share of common stock, payable semi-annually. The Company paid its first cash dividend of $0.035 per share in September 2004, and its second cash dividend of $0.035 per share in March 2005.

     On May 12, 2005 the Company’s Board of Directors approved the discontinuation of the foregoing annual cash dividend. The Company currently anticipates that all of its earnings will be retained for expansion of the Company’s business, and it does not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependant upon the Company’s earnings, financial requirements, and other factors deemed relevant by the Board of Directors. In addition, the Company’s $85.0 million line of credit facility contains certain covenants which may restrict the Company’s ability to pay cash dividends.

     There are no Canadian foreign exchange controls or laws that would affect the remittance of dividends or other payments to the Company’s non-Canadian resident shareholders. There are no Canadian laws that restrict the export or import of capital, other than the Investment Canada Act (Canada), which requires the notification or review of certain investments by non-Canadians to establish or acquire control of a Canadian business. The Company is not a Canadian business as defined under the Investment Canada Act because it has no place of business in Canada, has no individuals employed in Canada in connection with its business, and has no assets in Canada used in carrying on its business.

     Canada and the United States of America are signatories to the Canada-United States Tax Convention Act, 1984 (the “Tax Treaty”). The Tax Treaty contains provisions governing the tax treatment of interest, dividends, gains and royalties paid to or received by a person residing in the United States. The Tax Treaty also contains provisions to prevent the occurrence of double taxation, essentially by permitting the taxpayer to claim a tax credit for taxes paid in the foreign jurisdiction.

     Dividends paid to the Company from its U.S. subsidiaries’ current and accumulated earnings and profits will be subject to a U.S. withholding tax of 5%. The gross dividends (i.e., before payment of the withholding tax) must be included in the Company’s net income. However, under certain circumstances, the Company may be allowed to deduct the dividends in the calculation of its Canadian taxable income. If the Company has no other foreign (i.e., non-Canadian) non-business income, no relief is available in that case to recover the withholding taxes previously paid.

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

     Dividends paid to a corporate U.S. shareholder that owns less than 10% of the Company’s voting shares are also subject to a Canadian withholding tax of 15%.

The information set forth in the second paragraph (and accompanying table) under the caption “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report on Form 10-KSB is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a Canadian holding company incorporated under the laws of British Columbia in 1986. The Company conducts its business activities through two wholly-owned Florida corporations: Nicholas Financial, which purchases and services Contracts, makes direct loans and sells consumer-finance related products; and NDS, which supports and updates certain computer application software. Nicholas Financial accounted for approximately 99% of the Company’s consolidated revenue for the fiscal years ended March 31, 2005 and 2004, respectively.

     The Company’s consolidated revenues increased for the fiscal year ended March 31, 2005 to $32.8 million as compared to $25.5 million for the fiscal year ended March 31, 2004. The Company’s consolidated net income increased for the fiscal year ended March 31, 2005 to $8.1 million compared to $5.2 million for the fiscal year ended March 31, 2004. The Company’s earnings were favorably impacted by the following: average finance receivables, net of unearned interest, increased 16% in the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004; average cost of borrowed funds decreased from 5.93% for the fiscal year ended March 31, 2004 as compared to 5.70% for the fiscal year ended March 31, 2005; and the Company’s net charge-off rate decreased from 7.26% for the fiscal year ended March 31, 2004 as compared to 5.46% for the fiscal year ended March 31, 2005.

	Fiscal Year ended March 31,
Portfolio Summary	2005	2004
Average finance receivables, net of unearned interest (1)	$129,292,768	$111,685,661

Average indebtedness (2)	$63,697,012	$64,922,080

Finance revenue (3)	$32,582,965	$25,236,638

Interest expense	3,630,267	3,851,924

Net finance revenue	$28,952,698	$21,384,714

Weighted average contractual rate (4)	24.15%	24.15%

Average cost of borrowed funds (2)	5.70%	5.93%

Gross portfolio yield (5)	25.20%	22.60%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.81%	3.45%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	1.85%	1.97%

Net portfolio yield (5)	20.54%	17.18%

Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.36%	9.63%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	10.18%	7.55%

Write-off to liquidation (8)	6.28%	8.41%

Net charge-off percentage (9)	5.46%	7.26%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable- related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Finance revenue does not include revenue generated by NDS.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the fiscal years ended March 31, 2005 and 2004, respectively.

(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Critical Accounting Policy

     The Company’s critical accounting policy relates to the allowance for losses on loans. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and a portion of unearned income and a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

Fiscal 2005 compared to Fiscal 2004

Interest Income and Loan Portfolio

     Interest income on finance receivables, predominantly finance charge income, increased 29% to $32.6 million in fiscal 2005 from $25.2 million in fiscal 2004. The average finance receivables, net of unearned interest, totaled $129.3 million at March 31, 2005, an increase of 16% from $111.7 million at March 31, 2004. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of three additional branch locations. The gross finance receivable balance increased 17% to $182.4 million at March 31, 2005 from $155.7 million at March 31, 2004. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.60% for the fiscal year ended March 31, 2004 to 25.20% for the fiscal year ended March 31, 2005. The net portfolio yield increased from 17.18% for the fiscal year ended March 31, 2004 to 20.54% for the fiscal year ended March 31, 2005. The primary reasons for the increase in the net portfolio yield were a decrease in charge-offs, and to a lesser extent a reduction in the cost of borrowed funds for the fiscal year ended March 31, 2005. The net charge-off percentage for the fiscal year ended March 31, 2005 was 5.46% as compared to 7.26% for the fiscal year ended March 31, 2004.

Computer Software Business

     Sales for the fiscal year ended March 31, 2005 were $248,928 as compared to $263,847 for the fiscal year ended March 31, 2004, a decrease of 6%. This decrease was primarily due to lower revenue from the existing customer base during the fiscal year ended March 31, 2005. Cost of sales and operating expenses decreased from $303,402 for the fiscal year ended March 31, 2004 to $291,702 for the fiscal year ended March 31, 2005.

Operating Expenses

     Total expenses, less the provision for credit losses, interest expense and costs associated with NDS, increased to $13.4 million for the fiscal year ended March 31, 2005 from $10.8 million for the fiscal year ended March 31, 2004. This increase of 25% was primarily attributable to the additional staffing at several existing branches, increased general operating expenses and the opening of three additional branch offices. Operating expenses as a percentage of average finance receivables, net of unearned interest, increased from 9.63% for the fiscal year ended March 31, 2004 to 10.36% for the fiscal year ended March 31, 2005.

Interest Expense

     Interest expense decreased to $3.6 million for the fiscal year ended March 31, 2005 as compared to $3.9 million for the fiscal year ended March 31, 2004. The average indebtedness for the fiscal year ended March 31, 2005 decreased to $63.7 million as compared to $64.9 million for the fiscal year ended March 31, 2004. The average cost of borrowed funds decreased from 5.93% during the fiscal year ended March 31, 2004 to 5.70% during the fiscal year ended March 31, 2005.

Analysis of Credit Losses

     Because of the nature of the customers under the Company’s Contracts and its direct loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market. Each such static pool consists of the Contracts purchased by a branch office during the fiscal quarter. The average pool consists of 70 Contracts with aggregate finance receivables, net of unearned interest, of approximately $580,000. As of March 31, 2005, the Company had 583 active static pools.

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

     A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the static pool, a portion of future unearned income associated with that specific static pool will be added to the reserves for credit losses until total reserves have reached the appropriate level. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then a charge to income through the provision is used to reestablish adequate reserves. If a static pool is fully liquidated and has any remaining reserves, the excess reserves are immediately recognized into income. For static pools not fully liquidated, that are determined to have excess reserves, such excess amounts are accreted into income over the remaining life of the static pool. Reserves accreted into income for the year ended March 31, 2005 were approximately $5.7 million as compared to $2.5 million for the year ended March 31, 2004. The primary reason for this increase in fiscal year 2005 as compared to fiscal year 2004 was a decrease in the net charge-off rate from 7.26% to 5.46%.

     The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to cause all of the Contracts that the Company purchases to have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes an internal audit department to assure adherence to its underwriting guidelines. The Company utilizes the branch model, which allows for Contract purchasing to be done at the branch level. Each Branch Manager may interpret the guidelines differently and as a result the common risk characteristics will be the same at an individual branch level but not necessarily compared to another branch.

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

     The Company experienced lower losses during the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004. This resulted in static pools having reserves in excess of estimates currently needed to liquidate these static pools. The Company is in the process of accreting these excess reserves from these more mature static pools over their remaining life. Static pools originated during the fiscal year ended March 31, 2005 have seen losses lower than their most recent predecessors, however, there can be no assurances that this trend will continue. The Company’s overall reserve percentage has increased from 13.72% of gross finance receivables as of March 31, 2004 to 13.84% of gross finance receivables as of March 31, 2005.

     The following table sets forth a reconciliation of the changes in dealer discounts on Contracts.

	Fiscal Year ended March 31,
	2005	2004
Balance at beginning of year	$15,377,582	$12,394,089
Discounts acquired on new volume	14,499,829	12,019,745
Losses absorbed	(6,869,018)	(7,867,889)
Recoveries	1,278,081	1,153,505
Dealer discounts accreted	(5,688,327)	(2,321,868)

Balance at end of year	$18,598,147	$15,377,582

Dealer discounts as a percent of gross indirect contracts	10.52%	10.18%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Fiscal Year ended March 31,
	2005	2004
Balance at beginning of year	$5,787,764	$5,428,681
Current period provision	2,238,925	1,805,038
Losses absorbed	(1,577,899)	(1,445,955)

Balance at end of year	$6,448,790	$5,787,764

Allowance as a percent of gross indirect contracts	3.65%	3.83%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Fiscal Year ended March 31,
	2005	2004
Balance at beginning of year	$184,334	$176,126
Current period provision	119,266	154,861
Losses absorbed	(136,894)	(176,367)
Recoveries	32,947	29,714

Balance at end of year	$199,653	$184,334

Allowance as a percent of gross direct loan receivables	3.55%	4.03%

     The average dealer discount associated with new volume for the years ended March 31, 2005 and 2004 were 8.78% and 8.95%, respectively. The Company does not consider this change to be material and such changes was not the result of any change in buying philosophy or competition.

     The provision for credit losses increased from $2.2 million for the year ended March 31, 2004 to $2.4 million for the year ended March 31, 2005. The Company’s losses as a percentage of liquidation decreased from 8.41% for the fiscal year ended March 31, 2004 to 6.28% for the fiscal year ended March 31, 2005. The Company anticipates losses as a percentage of liquidation will be in the 6-9% range in the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during fiscal 2005 that would have contributed to the decrease in losses.

     Recoveries as a percentage of charge-offs were 17.7% and 12.5% for the fiscal years ended March 31, 2005 and 2004, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result the Company will likely experience declining recovery rates over the long term.

     Reserves accreted into income for the fiscal years ended March 31, 2005 and 2004 were $5.7 million and $2.5 million respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen improvement in the performance of the portfolio, more specifically; newer static pools have seen a slight decrease in the default rate when compared to prior year pool performance during their same liquidation cycle. The Company attributes this decrease to an improvement in overall general economic conditions.

     The U.S. unemployment rate has dropped slightly over the past year. The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The number of voluntary repossessions decreased for the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004. The Company believes its percentage of voluntary repossessions will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future. The number of bankruptcy filings decreased slightly during the fiscal year ended March 31, 2005 as compared to the fiscal year ended March 31, 2004. The Company believes the percentage of bankruptcy filings as a percentage of active receivables will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future.

     The amount of future unearned income represents the amount of finance charges the Company expects to fully earn over the life of its current Contract portfolio. After the analysis of purchase date accounting with respect to static pools is complete, any uncollectable amounts would be contemplated in the allowance for credit losses.

     The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct loan program:

	At March 31, 2005	At March 31, 2004
Contracts
Gross Balance Outstanding	$176,758,883	$151,082,036

	Dollar		Dollar
	Amount	Percent	Amount	Percent
Delinquencies

30 to 59 days	$1,934,136	1.10%	$1,848,735	1.22%
60 to 89 days	408,651	0.23%	388,309	0.26%
90 + days	249,547	0.14%	91,172	0.06%

Total Delinquencies	$2,592,334	1.47%	$2,328,216	1.54%

Direct Loans
Gross Balance Outstanding	$5,627,852		$4,572,030

Delinquencies

30 to 59 days	$37,520	0.67%	$44,296	0.97%
60 to 89 days	6,945	0.12%	10,371	0.22%
90 + days	23,892	0.42%	30,451	0.67%

Total Delinquencies	$68,357	1.21%	$85,118	1.86%

     The delinquency percentage for Contracts more than thirty days past due as of March 31, 2005 decreased to 1.47% from 1.54% as of March 31, 2004. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2005 decreased to 1.21% from 1.86% as of March 31, 2004. The Company does not give significant consideration to short-term trends in delinquency when evaluating reserve levels. Delinquency percentages tend to be volatile and are not necessarily an indication of future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators to future performance of the portfolio.

Income Taxes

     The provision for income taxes increased 58% to approximately $5.0 million in fiscal year 2005 from approximately $3.2 million in fiscal year 2004 primarily as a result of higher pretax income. The Company’s effective tax rate increased from 37.87% in fiscal 2004 to 38.38% in fiscal 2005. The primary reason for this increase was an increase in the amount of taxable income subject to higher graduated tax rates associated with federal income taxes.

Liquidity and Capital Resources

     The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31,
	2005	2004
Cash provided by (used in):

Operations	$11,130,680	$6,900,644
Investing activities - (primarily purchase of Contracts)	(19,278,629)	(13,564,996)

Financing activities	8,043,759	7,140,825

Net (decrease) increase in cash	$(104,190)	$476,473

     The Company’s primary use of working capital during fiscal year ended March 31, 2005 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $85.0 million Line. The Line is secured by all of the assets of Nicholas Financial. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus twenty-five basis points. Prime rate based borrowings are generally less than $5.0 million. As of March 31, 2005, the amount outstanding under the Line was approximately $65.3 million and the amount available under the Line was approximately $19.7 million. As of March 31, 2005, the Company was in full compliance with all debt covenants thereunder.

     The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At March 31, 2005, approximately 75% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from July 2, 2005 through July 2, 2010.

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

     In late May and early June 2004, the Company closed the sale of an aggregate of 2,100,000 shares of its common stock at a public offering price of $5.33 per share. The net proceeds of the offering, approximately $9.9 million, was used to pay down the Company’s Line. In addition, approximately 1,350,000 shares of common stock were sold in the offering by a group of selling shareholders. (adjusted for the stock split)

     On May 12, 2005, the Company’s Board of Directors declared a three-for-two stock split on the Company’s outstanding shares of common stock, paid on June 17, 2005 in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 3, 2005. All references to the number of shares outstanding and per share amounts of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

     The Company’s Board of Directors also approved the discontinuation of the payment of an annual cash dividend of $0.07 per share. The Board determined that it would be advisable, for the foreseeable future, to utilize after-tax profits to pursue continued growth. The Board of Directors will continue to review its dividend policy on an annual basis.

Impact of Inflation

     The Company is affected by inflation primarily through increased operating costs and expenses including increases in interest rates. Inflationary pressures on operating costs and expenses have been offset by the Company’s continued emphasis on stringent operating and cost controls. Management believes that the Company’s financial condition has enabled it to negotiate favorable interest rates under its existing Line. No assurances can be given that the Company will be able to continue to do so in the future.

Contractual Obligations

     The following table summarizes the Company’s material obligations as of March 31, 2005.

Years ending March 31,	2006	2007	2008	2009	2010	Total
Operating leases	$760,000	$527,000	$368,000	$309,000	$281,000	$2,245,000
Notes payable – related party	1,000,000	—	—	—	—	1,000,000
Line of credit	—	65,331,000	—	—	—	65,331,000

Total	$1,760,000	$65,858,000	$368,000	$309,000	$281,000	$68,576,000

Item 7. Financial Statements

The following financial statements are filed as part of this report (see pages 33-53)

Report of Independent Registered Public Accounting Firm	33

Audited Consolidated Financial Statements

Consolidated Balance Sheets	34
Consolidated Statements of Income	35
Consolidated Statements of Shareholders’ Equity	36
Consolidated Statements of Cash Flows	37
Notes to Consolidated Financial Statements	38
EX-10.4.3: AMENDMENT NO. 5 TO LOAN AGREEMENT, DATED MARCH 31, 2005
EX-10.9: FORM OF DEALER AGREEMENT
EX-14: CODE OF ETHICS
EX-23: CONSENT OF DIXON HUGHES PLLC
EX-31.1: SECTION 302 CERTIFICATION OF PRESIDENT AND CEO
EX-31.2: SECTION 302 CERTIFICATION OF SENIOR VICE PRESIDENT AND CFO
EX-32.1: SECTION 906 CERTIFICATION OF CEO
EX-32.2: SECTION 906 CERTIFICATION OF SENIOR VICE PRESIDENT AND CFO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicholas Financial, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia

May 27, 2005

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2005	2004

Assets
Cash	$853,494	$957,684
Finance receivables, net	113,708,122	97,236,516
Accounts receivable	12,849	11,923
Assets held for resale	530,230	492,889
Prepaid stock offering costs	—	134,200
Prepaid expenses and other assets	507,952	470,476
Property and equipment, net	763,247	565,562
Derivatives	740,223	—
Deferred income taxes	3,699,324	3,354,202

Total assets	$120,815,441	$103,223,452

Liabilities and shareholders’ equity
Line of credit	$65,330,897	$67,510,290
Drafts payable	973,268	911,101
Notes payable—related party	1,000,000	681,530
Accounts payable and accrued expenses	4,852,787	3,765,044
Derivatives	—	1,711,393
Income taxes payable	540,899	125,618
Deferred revenues	1,359,696	1,072,883

Total liabilities	74,057,547	75,777,859

Shareholders’ equity:
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par: 50,000,000 shares authorized; 9,840,531 and 7,627,932 shares issued and outstanding, respectively (adjusted for stock split)	15,127,922	4,766,150
Accumulated other comprehensive income (loss)	458,949	(1,065,342)
Retained earnings	31,171,023	23,744,785

Total shareholders’ equity	46,757,894	27,445,593

Total liabilities and shareholders’ equity	$120,815,441	$103,223,452

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended March 31,
	2005	2004

Revenue:
Interest income on finance receivables	$32,582,965	$25,236,638
Sales	248,928	263,847

	32,831,893	25,500,485
Expenses:
Cost of sales	64,556	66,193
Marketing	878,194	865,930
Salaries and employee benefits	8,976,912	7,028,267
Administrative	3,550,523	2,889,884
Provision for credit losses	2,396,985	2,198,501
Depreciation	221,753	210,125
Interest expense	3,630,267	3,851,924

	19,719,190	17,110,824

Operating income before income taxes	13,112,703	8,389,661
Income tax expense	5,033,008	3,176,983

Net income	$8,079,695	$5,212,678

Earnings per share:
Basic (adjusted for stock split)	$0.85	$0.69

Diluted (adjusted for stock split)	$0.80	$0.64

Dividends declared per share (adjusted for stock split)	$0.07	$0.07

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity

Balance at March 31, 2003	7,509,031	$4,452,693	$(1,402,345)	$19,040,092	$22,090,440
Issuance of common stock under stock options	118,901	175,698	—	—	175,698
Dividends paid	—	—	—	(507,985)	(507,985)
Income tax benefit on exercise of non-qualified stock options	—	137,759	—	—	137,759
Net income	—	—	—	5,212,678	5,212,678
Mark to market – interest rate swaps	—	—	337,003	—	337,003

Balance at March 31, 2004	7,627,932	4,766,150	(1,065,342)	23,744,785	27,445,593

Issuance of common stock under stock options	112,599	155,172	—	—	155,172
Issuance of common stock	2,100,000	10,416,000	—	—	10,416,000
Offering costs	—	(518,670)	—	—	(518,670)
Dividends paid	—	—	—	(653,457)	(653,457)
Income tax benefit on exercise of non-qualified stock options	—	309,270	—	—	309,270
Net income	—	—	—	8,079,695	8,079,695
Mark to market – interest rate swaps	—	—	1,524,291	—	1,524,291

Balance at March 31, 2005	9,840,531	$15,127,922	$458,949	$31,171,023	$46,757,894

(shares adjusted for stock split)

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended March 31,
	2005	2004

Cash flows from operating activities
Net income	$8,079,695	$5,212,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	221,753	210,125
Gain on sale of property and equipment	(9,400)	—
Provision for credit losses	2,396,985	2,198,501
Deferred income taxes	(1,272,447)	(1,268,778)
Changes in operating assets and liabilities:
Accounts receivable	(926)	4,305
Prepaid expenses, other assets and assets held for resale	(74,817)	(326,092)
Accounts payable and accrued expenses	1,087,743	694,168
Income taxes payable	415,281	19,743
Deferred revenues	286,813	155,994

Net cash provided by operating activities	11,130,680	6,900,644

Cash flows from investing activities
Purchase and origination of finance contracts	(82,630,379)	(68,920,330)
Principal payments received	63,761,788	55,663,425
Purchase of property and equipment	(419,438)	(308,091)
Proceed from sale of property and equipment	9,400	—

Net cash used in investing activities	(19,278,629)	(13,564,996)

Cash flows from financing activities
Issuance (repayment) of notes payable—related party	318,470	(127,080)
Net (repayment of) proceeds from line of credit	(2,179,393)	7,350,052
Increase in drafts payable	62,167	246,581
Payment of dividends	(653,457)	(507,985)
Proceeds from exercise of stock options and income tax benefit related thereto	464,442	313,457
Proceeds from issuance of common stock	10,416,000	—
Payment of offering costs	(384,470)	(134,200)

Net cash provided by financing activities	8,043,759	7,140,825

Net (decrease) increase in cash	(104,190)	476,473
Cash, beginning of year	957,684	481,211

Cash, end of year	$853,494	$957,684

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Nicholas Financial, Inc. “Nicholas Financial – Canada” is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (NDS) and Nicholas Financial, Inc. (NFI). NDS is engaged principally in the development, marketing and support of computer application software. NFI is engaged principally in providing installment sales financing. Both NDS and NFI are based in Florida, U.S.A. The accompanying financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of “Nicholas Financial – Canada” and its wholly owned subsidiaries, NDS and NFI, collectively referred to as the Company. All intercompany transactions and balances have been eliminated.

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

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

Automobiles Equipment Furniture and fixtures Leasehold improvements	3 years 5 years 7 years Lease term

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses

The allowance for loan losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). In addition to the allowance for loan losses, a reserve for credit losses has been established using unearned interest and dealer discounts to absorb potential credit losses. To the extent actual credit losses exceed these reserves, a bad debt provision is recorded; and to the extent credit losses are less than the reserve, the reserve is accreted into income over the remaining estimated life of the pool. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Drafts Payable

Drafts payable represent checks disbursed for loan purchases which have not yet been funded through the line of credit. Amounts generally clear within two business days of period end and are then added to the line of credit.

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

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of March 31, 2005 and 2004 the amount of gross finance receivables not accruing interest was approximately $689,000 and $520,000, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Deferred revenues consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident & health insurance, credit life insurance and forced placed automobile insurance. These commissions are amortized over the life of the contract using the effective annual interest method.

The Company attributes its entire dealer discount and a portion of unearned income to a reserve for credit losses. Such amounts reduce the interest income recognized over the life of the contract. The Company’s net fees charged for processing a loan are recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method.

The amount of future unearned income represents the amount of finance charges the Company expects to fully earn over the life of the current portfolio, and is computed as the product of the contract rate, the contract term, and the contract amount. The Company aggregates the contracts purchased during a three-month period for all of its branch locations. After the analysis of purchase date accounting is complete, any uncollectable amounts would be contemplated in estimating the allowance for loan losses.

Revenues resulting from the sale of hardware and software are recognized when persuasive evidence of an agreement exists, delivery of the products has occurred, no significant Company obligation with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that included software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed. The unamortized amounts are included in the caption “deferred revenues.”

Stock Split

On May 12, 2005, the Board of Directors declared a three-for-two stock split, payable in the form of a 50% stock dividend on June 17, 2005 to shareholders of record on June 3, 2005. All references in the consolidated financial statements and notes to the number of shares outstanding, per share amounts, and stock option data of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options. Basic and diluted earnings per share have been computed as follows:

	Year ended March 31,
	2005	2004

Numerator for earnings per share – net income	$8,079,695	$5,212,678

Denominator:
Denominator for basic earnings per share – weighted average shares	9,462,620	7,570,641
Effect of dilutive securities:
Employee stock options	620,074	557,421

Denominator for diluted earnings per share	10,082,694	8,128,062

Earnings per share – basic	$0.85	$0.69

Earnings per share – diluted	$0.80	$0.64

(adjusted for stock split)

Stock Option Accounting

As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company’s financial instruments consist of finance receivables, accounts receivable, line of credit, notes payable—related party and accounts payable. For each of these financial instruments, the carrying value approximates its fair value.

The Company’s financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash. The Company operates in ten states through its thirty-five branch locations. Florida represents 56% of the finance receivables total as of March 31, 2005. Ohio and North Carolina represent 12% and 10% respectively, of the finance receivables total as of March 31, 2005. Of the remaining five states, no one state represents more than 8% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses which, when realized, have been within the range of management’s expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral. From time to time the Company maintains deposits with banks which exceed the $100,000 Federal Deposit Insurance Corporation insured limit. Historically, the Company has not experienced any loss of cash due to such concentration of credit risk.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed entirely of the fair value of cash flow hedges, net of the related tax effect.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 2005 and 2004 was approximately $5,581,000 and $4,288,000, respectively. Cash paid for interest for the years ended March 31, 2005 and 2004 was approximately $3,532,000 and $3,804,000, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivatives

Derivatives are accounted for under SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The Company does not use derivative instruments for speculative purposes.

Recent Accounting Pronouncements

In October 2003, the AICPA issued Statement of Position (SOP) No. 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP No. 03-3 applies to a loan with evidence of deterioration in credit quality subsequent to its origination that is acquired by completion of a transfer (as defined in SOP No. 03-3), for which it is probable at acquisition of such loan, that the acquirer will be unable to collect all contractually required payments receivable. The Company’s finance receivables are acquired shortly after origination and there is no credit deterioration during the time between origination of the finance receivable and the purchase by the Company. As a result, the Company does not expect any impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. SFAS No. 123(R) will be applicable for the quarter ending June 30, 2006. The Company does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Consumer automobile finance installment contracts are included in finance receivables and are detailed as follows:

	2005	2004

Finance receivables, gross contract	$176,758,883	$151,082,036
Unearned interest	(42,298,636)	(36,135,832)

Finance receivables, net of unearned interest	134,460,247	114,946,204

Dealer discounts	(18,598,147)	(15,377,582)
Allowance for credit losses	(6,448,790)	(5,787,764)

Finance receivables, net	$109,413,310	$93,780,858

The terms of the receivables range from 12 to 72 months and bear a weighted average effective interest rate of 24% for both 2005 and 2004.

Direct consumer loans are also included in finance receivables and are detailed as follows for the years ended March 31:

	2005	2004

Direct loans, gross contract	$5,627,852	$4,572,030
Unearned interest	(1,133,387)	(932,038)

Finance receivables, net of unearned interest	4,494,465	3,639,992

Allowance for credit losses	(199,653)	(184,334)

Finance receivables, net	$4,294,812	$3,455,658

The terms of the receivables range from 6 to 48 months and bear a weighted average effective interest rate of 25% for both 2005 and 2004.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in dealer discounts for the years ended March 31:

	2005	2004

Balance at beginning of year	$15,377,582	$12,394,089
Discounts acquired on new volume	14,499,829	12,019,745
Losses absorbed	(6,869,018)	(7,867,889)
Recoveries	1,278,081	1,153,505
Dealer discounts accreted	(5,688,327)	(2,321,868)

Balance at end of year	$18,598,147	$15,377,582

Dealer discounts as a percent of gross indirect contracts	10.52%	10.18%

The following table sets forth a reconciliation of the changes in the allowance for credit losses on consumer automobile finance installment contracts for the years ended March 31:

	2005	2004

Balance at beginning of year	$5,787,764	$5,428,681
Current year provision	2,238,925	1,805,038
Losses absorbed	(1,577,899)	(1,445,955)

Balance at end of year	$6,448,790	$5,787,764

Allowance as a percent of gross indirect contracts	3.65%	3.83%

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the years ended March 31:

	2005	2004

Balance at beginning of year	$184,334	$176,126
Current year provision	119,266	154,861
Losses absorbed	(136,894)	(176,367)
Recoveries	32,947	29,714

Balance at end of year	$199,653	$184,334

Allowance as a percent of gross direct loan receivables	3.55%	4.03%

4. Property and Equipment

Property and equipment as of March 31, 2005 and 2004 is summarized as follows:

		Accumulated	Net Book
	Cost	Depreciation	Value

2005
Automobiles	$403,011	$216,061	$186,950
Equipment	653,593	485,197	168,396
Furniture and fixtures	350,995	189,045	161,950
Leasehold improvements	454,411	208,460	245,951

	$1,862,010	$1,098,763	$763,247

2004
Automobiles	$362,287	$157,317	$204,970
Equipment	572,915	426,064	146,851
Furniture and fixtures	289,062	157,496	131,566
Leasehold improvements	277,875	195,700	82,175

	$1,502,139	$936,577	$565,562

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Line of Credit

The Company has an $85,000,000 line of credit facility (the Line) which expires on November 30, 2006. The Company may borrow the lesser of the $85,000,000 or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus twenty-five basis points. Prime rate based borrowings are generally less than $5,000,000. Pledged as collateral for this credit facility are all of the assets of the Company. As of March 31, 2005 the outstanding amount of the credit facility was approximately $65,300,000 and the amount available under the line of credit was approximately $19,700,000. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of March 31, 2005, the Company was in full compliance with all debt covenants.

6. Notes Payable—Related Party

The Company has unsecured notes payable to the President and Chief Executive Officer totaling $1,000,000 and $682,000 at March 31, 2005 and 2004, respectively. For fiscal year 2005, the notes bear a variable interest rate equal to the average cost of borrowed funds for the Company plus twenty-five basis points (5.94% at March 31, 2005). The interest rate is recalculated every three months. For fiscal year 2004, the notes had an average interest rate of 6.94%. The notes are due upon thirty-day demand.

The Company incurred interest expense on the above notes of approximately $60,000 and $62,000 for the years ended March 31, 2005 and 2004, respectively.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Derivatives and Hedging (continued)

The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At March 31, 2005, $50,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 1.79% and 3.41% and paid an average fixed rate of 3.71% and 5.93% for the years ended March 31, 2005 and 2004, respectively. A gain of approximately $740,000 related to the fair value of the swaps at March 31, 2005 has been recorded in the caption derivatives on the balance sheet. Accumulated other comprehensive income at March 31, 2005 of approximately $459,000 represents the after-tax effect of the derivative gains. Amounts of net gains or (losses) on derivative instruments expected to be reclassified from comprehensive income to earnings in the next twelve months are not expected to be material. The following table summarizes the interest rate swap agreements and includes a forward locking swap.

			Fixed Rate
Date Entered	Effective Date	Notional Amount	Of Interest	Maturity Date

June 28, 2002	June 28, 2002	10,000,000	3.83%	July 2, 2005
January 6, 2003	April 2, 2003	10,000,000	3.35%	April 2, 2007
January 31, 2003	August 1, 2003	10,000,000	3.20%	August 2, 2006
February 26, 2003	May 17, 2004	10,000,000	3.91%	May 19, 2008
March 11, 2004	October 5, 2004	10,000,000	3.64%	October 5, 2009
January 18, 2005	July 2, 2005	10,000,000	4.38%	July 2, 2010

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

The following table reconciles net income with comprehensive income for the years ended March 31, 2005 and 2004.

	2005	2004

Net income	$8,079,695	$5,212,678
Mark to market – interest rate swaps (net of tax)	1,524,291	337,003

Comprehensive income	$9,603,986	$5,549,681

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	2005	2004

Current:
Federal	$5,372,912	$3,788,256
State	932,543	657,505

Total current	6,305,455	4,445,761

Deferred:
Federal	(1,084,260)	(1,081,132)
State	(188,187)	(187,646)

Total deferred	(1,272,447)	(1,268,778)

Income tax expense	$5,033,008	$3,176,983

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	2005	2004

Allowance for credit losses not currently deductible for tax purposes	$3,987,983	$2,685,501
Derivatives	(281,274)	646,051
Other items	(7,385)	22,650

	$3,699,324	$3,354,202

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate (34%) for the following reasons:

	2005	2004

Provision for income taxes at federal statutory rate	$4,458,319	$2,852,485
Increase resulting from:
State income taxes, net of federal benefit	482,986	343,373
Other	91,703	(18,875)

	$5,033,008	$3,176,983

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Stock Options

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees. The Company is authorized to grant options for up to 1,410,000 common shares under the SIP, of which 317,450 shares are available for future granting at March 31, 2005. Of the 317,450 shares remaining available for future grants 260,000 shares are available for directors and 57,450 shares are available for employees. Options currently granted by the Company generally vest over a five-year period.

The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company’s options. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended
	March 31,
	2005	2004

Reported net income	$8,079,695	$5,212,678
Stock based employee compensation cost under the fair value method, net of tax	47,243	44,320

Pro forma net income	$8,032,452	$5,168,358

Reported basic earnings per share	$0.85	$0.69

Pro forma basic earnings per share	$0.85	$0.68

Reported diluted earnings per share	$0.80	$0.64

Pro forma diluted earnings per share	$0.80	$0.63

(adjusted for stock split)

The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Stock Options (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 were: expected volatility of 30%, dividend yield of 1.10%, risk free interest rate of 3.90% and expected life of 7 years.

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding—beginning of year	848,199	$1.89	885,399	$1.47
Granted	71,250	6.15	93,000	5.33
Exercised	(112,599)	1.38	(118,901)	1.44
Canceled/expired	(18,000)	5.36	(11,299)	2.24

Outstanding—end of year	788,850	2.26	848,199	1.89

Exercisable at end of year	613,500	$1.53	670,600	$1.38

Weighted-average fair value of options granted during the year		$0.91		$0.90

			Weighted	Currently Exercisable
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
	Shares	Price	Life	Shares	Price

$ 1.00 to 1.50	310,200	$1.13	3.19 years	310,200	$1.13
1.50 to 1.99	236,700	1.62	4.71 years	228,900	1.62
2.00 to 2.99	92,700	2.25	6.32 years	58,800	2.25
4.00 to 4.99	42,000	4.43	8.35 years	8,400	4.43
6.00 to 6.99	107,250	6.12	9.20 years	7,200	6.07

Total	788,850	$2.26	5.10 years	613,500	$1.53

(adjusted for stock split)

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Issuance of Common Stock

In late May and early June 2004, the Company closed the sale of 2,100,000 shares of its common stock at a public offering price of $5.33 per share. The net proceeds of the offerings, approximately $9,897,000 million, were used to pay down the Company’s Line. In addition, approximately 1,350,000 shares of common stock were sold in the offering by a group of selling shareholders. (adjusted for stock split)

11. Employee Benefit Plans

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the years ended March 31, 2005 and 2004, the Company recorded expenses of approximately $83,000 and $101,000, respectively, related to this plan.

12. Commitments and Contingencies

The Company leases its corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Year ending March 31:
2006	$760,000
2007	527,000
2008	368,000
2009	309,000
2010	281,000

$2,245,000

Rent expense for the years ended March 31, 2005 and 2004 was approximately $815,000 and $661,000, respectively.

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse affect on the Company’s financial position.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Segment Information

The segments presented have been identified based on the difference in the products and services of the Company’s two wholly owned subsidiaries. Internal financial results for each subsidiary are presented to and reviewed by the senior management of the Company. Substantially all of the Company’s operations are in the United States. The industry segments are as follows:

		Computer
		Application
	General	Software and
	Financing	Support	Corporate	Total

2005
Interest income and sales	$32,582,965	$248,928	$—	$32,831,893
Operating income (loss) before income taxes	13,089,408	47,227	(23,932)	13,112,703
Interest expense	3,630,267	—	—	3,630,267
Income tax expense	5,015,179	17,829	—	5,033,008
Identifiable assets	120,505,270	309,924	247	120,815,441
Net capital expenditures	419,438	—	—	419,438
Depreciation	221,753	—	—	221,753

2004
Interest income and sales	$25,236,638	$263,847	$—	$25,500,485
Operating income (loss) before income taxes	8,350,407	50,445	(11,191)	8,389,661
Interest expense	3,851,924	—	—	3,851,924
Income tax expense	3,157,941	19,042	—	3,176,983
Identifiable assets	102,961,157	261,795	500	103,223,452
Net capital expenditures	308,091	—	—	308,091
Depreciation	210,125	—	—	210,125

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

     Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, the Chief Executive Officer and Chief Financial Officer have each concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective and sufficient as of the date of such evaluation to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

     There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information set forth under the caption “Proposal 1: Election of Directors” in the Proxy Statement and Information Circular, dated on or about July 13, 2005, for the 2005 Annual General Meeting of Members of the Company to be held August 10, 2005 (the “Proxy Statement”), the information set forth under the caption “Executive Officers and Compensation” in the Proxy Statement, and the information set forth under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

     The Company has adopted a written code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics is filed as Exhibit 14 to this annual report. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waivers from, the code of ethics by posting such information on the Company web site at www.nicholasfinancial.com.

Item 10. Executive Compensation

     The information set forth under the caption “Executive Officers and Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

     The information set forth under the caption “Voting Shares and Ownership of Management and Principal Holders” in the Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2005, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Securities to be	Weighted –	Number of Securities
	Issued Upon	Average Exercise	Remaining Available for
	Exercise of	Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants and	Warrants and	Securities Reflected in
Plan Category	Rights	Rights	Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	788,850	$2.26	317,450

Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	788,850	$2.26	317,450

(adjusted for stock split)

Item 12. Certain Relationships and Related Transactions

     The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits

Exhibit No.	Exhibit Description
3	Memorandum and Articles, as amended, of Nicholas Financial, Inc. (1)

4	Form of Common Stock Certificate (2)

10.1	Amended and Restated Loan and Security Agreement, dated August 1, 2000 (3)

10.2	Amendment No. 1 to Loan Agreement, dated March 16, 2001 (4)

10.3	Amendment No. 2 to Loan Agreement, dated July 31, 2001 (5)

10.4.1	Amendment No. 3 to Loan Agreement, dated June 27, 2002 (6)

10.4.2	Amendment No. 4 to Loan Agreement, dated June 30, 2004 (7)

10.4.3	Amendment No. 5 to Loan Agreement, dated March 31, 2005

10.5	Employee Stock Option Plan (8)

10.6	Non-Employee Director Stock Option Plan (9)

10.7	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance (10)

10.8	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer (11)

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.10	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto) (12)

10.11	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions (13)

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc. (14)

23	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004

(2)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the fiscal quarter ended June 30, 2004, as filed with the SEC on August 16, 2004.

(8)	Incorporated by reference to Exhibit 4 to the Company’s Form S-8 filed with the SEC on June 30, 1999 (SEC File. No. 333-81967).

(9)	Incorporated by reference to Exhibit 4 to the Company’s Form S-8 filed with the SEC on June 30, 1999 (SEC File. No. 333-81961).

(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(11)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(12)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.

(13)	Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.

(14)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004

Item 14. Principal Accountant Fees and Services

     The information set forth under the caption “Appointment of Auditors” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 29, 2005

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

Signature	Title	Date
/s/ Peter L. Vosotas	Chairman of the Board, Chief	June 29, 2005
Peter L. Vosotas	Executive Officer, President and Director

/s/ Ralph T. Finkenbrink	Sr. Vice President – Finance	June 29, 2005
Ralph T. Finkenbrink	Chief Financial Officer and Director

/s/ Stephen Bragin	Director	June 29, 2005
Stephen Bragin

/s/ Alton R. Neal	Director	June 29, 2005
Alton R. Neal

/s/ Percy Luney	Director	June 29, 2005
Percy Luney

/s/ Scott Fink	Director	June 29, 2005
Scott Fink

EXHIBIT INDEX

Exhibit No.	Description
3	Memorandum and Articles, as amended, of Nicholas Financial, Inc.*

4	Form of Common Stock Certificate*

10.1	Amended and Restated Loan and Security Agreement, dated August 1, 2000*

10.2	Amendment No. 1 to Loan Agreement, dated March 16, 2001*

10.3	Amendment No. 2 to Loan Agreement, dated July 31, 2001*

10.4.1	Amendment No. 3 to Loan Agreement, dated June 27, 2002*

10.4.2	Amendment No. 4 to Loan Agreement, dated June 30, 2004*

10.4.3	Amendment No. 5 to Loan Agreement, dated March 31, 2005

10.5	Employee Stock Option Plan*

10.6	Non-Employee Director Stock Option Plan*

10.7	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance*

10.8	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer*

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.10	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto)*

10.11	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions*

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc.*

23	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Incorporated by reference.