Form 10-Q
period 2005-06-30
NICHOLAS FINANCIAL INC
filed 2005-08-12
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________.
Commission file number: 0-26680
NICHOLAS FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	8736-3354
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2454 McMullen Booth Road, Building C
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(Zip Code)
(727) 726-0763
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of July 31, 2005, the registrant had 9,870,531 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nicholas Financial, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2005	2005
	(Unaudited)

Assets
Cash	$1,441,808	$853,494
Finance receivables, net	118,089,979	113,708,122
Accounts receivable	8,718	12,849
Assets held for resale	692,427	530,230
Prepaid expenses and other assets	537,095	507,952
Property and equipment, net	792,522	763,247
Derivatives	150,174	740,223
Deferred income taxes	4,106,808	3,699,324

Total assets	$125,819,531	$120,815,441

Liabilities
Line of credit	$67,042,114	$65,330,897
Drafts payable	934,603	973,268
Notes payable — related party	600,000	1,000,000
Accounts payable and accrued expenses	5,327,299	4,852,787
Income taxes payable	1,546,915	540,899
Deferred revenues	1,426,359	1,359,696

Total liabilities	76,877,290	74,057,547

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding

Common stock, no par: 50,000,000 shares authorized; 9,870,531 and 9,840,531 shares issued and outstanding, respectively	15,284,282	15,127,922
Accumulated other comprehensive income	93,108	458,949
Retained earnings	33,564,851	31,171,023

Total shareholders’ equity	48,942,241	46,757,894

Total liabilities and shareholders’ equity	$125,819,531	$120,815,441

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,
	2005	2004

Revenue:
Interest income on finance receivables	$9,109,701	$7,214,258
Sales	50,690	62,397

	9,160,391	7,276,655
Expenses:
Cost of sales	12,371	14,811
Marketing	251,255	196,626
Salaries and employee benefits	2,634,298	2,094,070
Administrative	924,909	800,638
Provision for credit losses	428,025	580,846
Depreciation	73,664	49,538
Interest expense	980,553	915,320

	5,305,075	4,651,849

Operating income before taxes	3,855,316	2,624,806

Income tax expense:
Current	1,644,764	1,410,987
Deferred	(183,276)	(418,573)

	1,461,488	992,414

Net income	$2,393,828	$1,632,392

Earnings per share:
Basic	$0.24	$0.19

Diluted	$0.23	$0.18

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended June 30,
	2005	2004

Cash flows from operating activities
Net income	$2,393,828	$1,632,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,664	49,538
Gain on sale of property and equipment	(14,366)	—
Provision for credit losses	428,025	580,846
Deferred income taxes	(183,276)	(418,573)
Changes in operating assets and liabilities:
Accounts receivable	4,131	(2,564)
Prepaid expenses, other assets and assets held for resale	(191,340)	(96,155)
Accounts payable and accrued expenses	474,512	579,228
Income taxes payable	1,006,016	1,264,926
Deferred revenues	66,663	77,692

Net cash provided by operating activities	4,057,857	3,667,330

Cash flows from investing activities
Purchase and origination of finance contracts	(22,876,250)	(21,004,123)
Principal payments received	18,066,368	15,628,556
Purchase of property and equipment	(102,939)	(68,652)
Proceeds from sale of property and equipment	14,366	—

Net cash used in investing activities	(4,898,455)	(5,444,219)

Cash flows from financing activities
(Repayment) issuance of notes payable — related party	(400,000)	319,000
Net proceeds from (repayment of) line of credit	1,711,217	(7,450,000)
Decrease in drafts payable	(38,665)	(280,838)
Proceeds from exercise of stock options and income tax benefit related thereto	156,360	—
Proceeds from the issuance of common stock, net of offering costs	—	10,012,299

Net cash provided by financing activities	1,428,912	2,600,461

Net increase in cash	588,314	823,572

Cash, beginning of period	853,494	957,684

Cash, end of period	$1,441,808	$1,781,256

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005 as filed with the Securities and Exchange Commission on June 29, 2005.
On May 12, 2005, the Board of Directors declared a three-for-two stock split, payable in the form of a 50% stock dividend on June 17, 2005 to shareholders of record on June 3, 2005. All references in the condensed consolidated financial statements and notes to the number of shares outstanding, and per share amounts of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Revenue Recognition
The Company is principally a specialized consumer finance company engaged primarily in acquiring and servicing retail installment sales Contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, the Company also makes direct loans and sells consumer-finance related products.
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
The amount of future unearned income is computed as the product of the Contract rate, the Contract term, and the Contract amount. The Company aggregates the Contracts purchased during a three-month period for all of its branch locations. After the analysis of purchase date accounting is complete, any uncollectable amounts would be contemplated in the allowance for credit losses.

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
3. Earnings Per Share
Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2005	2004

Numerator for earnings per share — net income	$2,393,828	$1,632,392

Denominator:
Denominator for basic earnings per share — weighted average shares	9,851,657	8,504,328
Effect of dilutive securities:
Employee stock options	630,116	591,105

Denominator for diluted earnings per share	10,481,773	9,095,433

Earnings per share — basic	$0.24	$0.19

Earnings per share — diluted	$0.23	$0.18

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
4. Finance Receivables
Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	June 30,	March 31,
	2005	2005

Finance receivables, gross Contract	$189,504,014	$182,386,735
Unearned interest	(47,021,293)	(43,432,023)

Finance receivables, net of unearned interest	142,482,721	138,954,712

Dealer discounts	(17,893,618)	(18,598,147)
Allowance for credit losses	(6,499,124)	(6,648,443)

Finance receivables, net	$118,089,979	$113,708,122

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of 24% for the three months ended June 30, 2005.
5. Line of Credit
The Company has an $85.0 million line of credit facility (the line) expiring on November 30, 2006. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. For the three months ended June 30, 2005, $60.0 million of borrowings under the Line used LIBOR plus 212.5 basis points pricing options. The remainder of the borrowings under the Line used the prime rate plus 37.5 basis points pricing option. The prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds based upon the interest rates charged under the Line, related party debt and the effect of the swaps (see note 7) amounted to 5.86% and 5.75% for the three months ended June 30, 2005 and 2004, respectively. Pledged as collateral for this credit facility are all of the assets of the Company’s subsidiary, Nicholas Financial, Inc. As of June 30, 2005, the amount outstanding under the Line was approximately $67.0 million and the amount available under the Line was approximately $18.0 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of June 30, 2005, the Company was in full compliance with all debt covenants.
6. Notes Payable — Related Party
The Company has unsecured notes payable to the President and Chief Executive Officer totaling $600,000 and $1,000,000 at June 30, 2005 and March 31, 2005, respectively. For the three months ended June 30, 2005 and for fiscal year 2005, the notes bore a variable interest rate equal to the average cost of borrowed funds for the Company plus 25 basis points (5.95% at June 30, 2005 and 5.94% at March 31, 2005). The interest rate is recalculated every three months. The notes are due upon thirty-day demand.
The Company incurred interest expense on the above notes of approximately $11,000 and $13,000 for the three months ended June 30, 2005 and 2004, respectively.

Nicholas Financial, Inc. and Subsidiaries
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
The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At June 30, 2005, $50 million of the Company’s borrowings were designated as hedged items to interest rate swap agreements. Under the swap and debt agreements, the Company received an average variable rate of 3.03% and 1.10% and paid an average fixed rate of 3.59% and 3.92% during the three months ended June 30, 2005 and 2004, respectively. A gain of $150,174 related to the fair value of the swaps at June 30, 2005 has been recorded in the caption derivatives on the balance sheet. Accumulated other comprehensive income at June 30, 2005, in the amount of $93,108 represents the after-tax effect of the derivative income. Amounts of net income or losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material. The following table summarizes the interest rate swap agreements and includes a forward locking swap.

			Fixed Rate
Date Entered	Effective Date	Notional Amount	Of Interest	Maturity Date

June 27, 2002	July 2, 2002	10,000,000	3.83%	July 2, 2005
January 6, 2003	April 2, 2003	10,000,000	3.35%	April 2, 2007
January 31, 2003	August 1, 2003	10,000,000	3.20%	August 2, 2006
February 26, 2003	May 17, 2004	10,000,000	3.91%	May 19, 2008
March 11, 2004	October 5, 2004	10,000,000	3.64%	October 5, 2009
January 18, 2005	July 2, 2005	10,000,000	4.38%	July 2, 2010
The Company utilizes the above noted interest rate swaps to manage its interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. There has historically been no ineffectiveness associated with the Company’s hedges.

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
7. Derivatives and Hedging (continued)
The following table reconciles net income with comprehensive income.

	Three months ended June 30,
	2005	2004

Net income	$2,393,828	$1,632,392

Mark to market interest rate swaps (net of tax)	(365,841)	1,067,737

Comprehensive income	$2,027,987	$2,700,129

8. Stock Options
The Company has an employee stock incentive plans (the SIP) for officers, directors and key employees. The Company is authorized to grant options for up to 1,410,000 common shares under the SIP, of which 269,450 shares were remaining available for future grants as of June 30, 2005. Of the 269,450 shares remaining available for future grants 260,000 shares are available for directors and 9,450 shares are available for employees. Options currently granted by the Company generally vest over a five-year period.
As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.
The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company’s options. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation:

	Three months ended
	June 30,
	2005	2004

Reported net income	$2,393,828	$1,632,392

Stock based employee compensation cost under the fair value method, net of tax	14,003	12,037

Pro forma net income	$2,379,825	$1,620,355

Reported basic earnings per share	$0.24	$0.19

Pro forma basic earnings per share	$0.24	$0.19

Reported diluted earnings per share	$0.23	$0.18

Pro forma diluted earnings per share	$0.23	$0.18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
     This report on Form 10-Q contains various statements, other than those concerning historical information, that are based on management’s beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words “anticipate”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company’s existing and future markets, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statement. You should also consult factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Form 10-K, 10-KSB, 10-Q, 8-K and annual reports to shareholders.
Critical Accounting Policy
     The Company’s critical accounting policy relates to the allowance for losses on loans. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.
Introduction
     Consolidated net income increased to $2.4 million for the three-month period ended June 30, 2005 as compared to $1.6 million for the three-month period ended June 30, 2004. Earnings were favorably impacted by an increase in the outstanding loan portfolio and a reduction in the charge-off rate. The Company’s software subsidiary, Nicholas Data Services (NDS), did not contribute significantly to consolidated operations in the three month periods ended June 30, 2005 or 2004.

Portfolio Summary

	Three months ended June 30,
	2005	2004
Average finance receivables, net of unearned interest (1)	$140,718,177	$123,025,445

Average indebtedness (2)	$66,986,506	$63,714,820

Finance revenue (3)	$9,109,701	$7,214,258

Interest expense	980,553	915,320

Net finance revenue	$8,129,148	$6,298,938

Weighted average contractual rate (4)	24.12%	24.29%

Average cost of borrowed funds (2)	5.86%	5.75%

Gross portfolio yield (5)	25.90%	23.46%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.79%	2.98%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	1.22%	1.89%

Net portfolio yield (5)	21.89%	18.59%

Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.83%	10.04%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	11.06%	8.55%

Write-off to liquidation (8)	5.03%	5.46%

Net charge-off percentage (9)	4.44%	4.65%
Note: All three month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Finance revenue does not include revenue generated by NDS. See page 12 for detail on NDS revenue during the period.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.

(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See page 12 for detail on NDS operating expenses during the period.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.
Three months ended June 30, 2005 compared to three months ended June 30, 2004
Interest Income and Loan Portfolio
     Interest income on finance receivables, predominately finance charge income, increased 26% to $9.1 million for the three-month period ended June 30, 2005, from $7.2 million for the corresponding period ended June 30, 2004. Average finance receivables, net of unearned interest equaled $140.7 million for the three-month period ended June 30, 2005, an increase of 14% from $123.0 million for the corresponding period ended June 30, 2004. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of four additional branch locations. The gross finance receivable balance increased 15% to $189.5 million at June 30, 2005 from $164.7 million at June 30, 2004. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 23.46% for the three-month period ended June 30, 2004 to 25.90% for the three-month period ended June 30, 2005. The net portfolio yield increased from 18.59% for the three-month period ended June 30, 2004 to 21.89% for the corresponding period ended June 30, 2005. The primary reason for the increase in the net portfolio yield was a decrease in charge-offs for the period ended June 30, 2005. Reserves accreted into income for the three months ended June 30, 2005 were approximately $1,632,000 as compared to $885,000 for the three months ended June 30, 2004. There were no provisions reversed for the three months ended June 30, 2005 or June 30, 2004. The primary reasons for the increase in reserves accreted during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was a decrease in the net charge-off percentage from 4.65% to 4.44% and an increase in the size of the portfolio.
Computer Software Business
     Sales for the three-month period ended June 30, 2005 were approximately $51,000 as compared to $62,000 for the corresponding period ended June 30, 2004, a decrease of 19%. This decrease was primarily due to lower revenue from the existing customer base during the period ended June 30, 2005. Cost of sales and operating expenses increased from approximately $69,000 for the three-month period ended June 30, 2004 to $87,000 for the corresponding period ended June 30, 2005. The primary reason for the increase was the hiring of additional software engineers.
Operating Expenses
     Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to $3.8 million for the three-month period ended June 30, 2005 from $3.1 million for the corresponding period ended June 30, 2004. This increase of 23% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of four additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest increased from 10.04% for the three-month period ended June 30, 2004 to 10.83% for the corresponding period ended June 30, 2005.
Interest Expense
     Interest expense increased from $915,320 for the three-month period ended June 30, 2004 to $980,553 for the corresponding period ended June 30, 2005. The average indebtedness for the three-month period ended June 30, 2005 increased to $67.0 million as compared to $63.7 million for the corresponding period ended June 30, 2004. The Company’s average cost of borrowed funds increased to 5.86% for the three months ended June 30, 2005 as compared to 5.75% for the corresponding period ended June 30, 2004.

Contract Procurement
     The Company purchases Contracts in the ten states listed in the table below. The Company has been expanding its Contract procurement in Kentucky, Maryland and Indiana. See “Future Expansion” below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended June 30, 2005 and 2004, less than 3% were new. As of June 30, 2005, the average model year of vehicles collateralizing the portfolio was 2000.
     The amounts shown in the tables below represent information on finance receivables, net of unearned interest of Contracts purchased.

	Three months ended June 30,
State	2005	2004

FL	$11,819,021	$11,020,839
GA	1,933,043	2,510,543
NC	2,591,591	2,153,230
SC	815,727	1,134,618
OH	3,098,464	3,251,208
MI	357,375	951,131
VA	1,585,678	1,377,750
IN	513,168	—
KY	433,092	—
MD	274,803	—

Total	$23,421,962	$22,399,319

	Three months ended June 30,
Contracts	2005	2004

Purchases	$23,421,962	$22,399,319
Weighted APR	23.99%	24.11%
Average Discount	8.55%	8.76%
Weighted Average Term (months)	45	44
Average Loan	$8,704	$8,275
Number of Contracts	2,691	2,707

Loan Origination
     The following table presents information on direct loans originated by the Company, net of unearned interest.

Direct Loans	Three Months Ended June 30,
Originated	2005	2004

Originations	$1,914,631	$1,155,523
Weighted APR	25.73%	26.13%
Weighted Average Term (months)	28	26
Average Loan	$3,419	$3,001
Number of Loans	560	385

Analysis of Credit Losses
     Because of the nature of the customers under the Company’s Contracts, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market. Each such static pool consists of the Contracts purchased by a Company branch office during a fiscal quarter. As of June 30, 2005, the Company had 608 active static pools. The average pool consisted of 69 Contracts with aggregate finance receivables, net of unearned interest, of approximately $573,000.
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
     A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. In evaluating the adequacy of the credit loss reserve the Company utilizes a static pool approach to track portfolio performance.
     Prior to the three-month period ended June 30, 2005, in situations where, at the date of purchase, the dealer discount was determined to be insufficient to absorb all potential credit losses associated with a static pool, a portion of unearned income associated with the static pool was allocated to the reserve for dealer discounts. For loans purchased prior to the three-month period ended June 30, 2005, the Company recognized revenue on the basis of interest expected to be collected, which was the gross contractual interest less amounts allocated to the reserve for dealer discounts.
     Effective with loans purchased during the quarter ending June 30, 2005, the Company discontinued the practice of allocating a portion of unearned income to the reserve for dealer discounts. This change was made to reflect the predominate practice in the industry and improve comparability with other companies within the finance industry. Effective with loans purchased during the three-month period ended June 30, 2005, the Company began recognizing interest income based upon the contractual rate of the loan. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the static pool, a charge to income is calculated and amortized into provision for credit losses over the life of the pool.
     The change in the practice of allocating a portion of the unearned income to reserves for dealer discounts is not expected to have a significant effect on the periodic net operating results, but rather will result in differences in the classification of amounts within the statement of income. It is expected that both interest income and provisions for credit losses will be higher for those pools acquired during the three-month period ended June 30, 2005 and thereafter than those pools acquired prior to such date. In addition, while this change is not expected to change the net finance receivables as reported, the components of net finance receivables will change as unearned interest as a percentage of gross Contracts will increase initially as a result of the change and will be followed in subsequent periods by increases in the allowance for credit losses.

     Certain tabular information and the discussions pertaining to credit losses presented herein address the change in the methodology. The table below, which is reflective of the change in allocation, presents net finance receivables as a percentage of gross Contracts as of June 30, 2005 and 2004, and demonstrates that such percentages are relatively unchanged due to the change in methodology.

	June 30, 2005		June 30, 2004
		% of Gross		% of Gross
	Amount	Contracts	Amount	Contracts

Finance receivables, gross Contract	$189,504,014	100.00	$164,713,489	100.00
Unearned interest	(47,021,293)	(24.81)	(39,450,090)	(23.95)
Finance receivables, net of unearned interest	142,482,781	75.19	125,263,399	76.04

Dealer discounts	(17,893,018)	(9.44)	(16,817,392)	(10.21)
Allowance for credit losses	(6,499,124)	(3.43)	(6,414,770)	(3.89)

Finance receivables, net	$118,089,979	62.32	$102,031,237	61.94

     Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then an additional charge to income through the provision is used to reestablish adequate reserves. If a static pool is fully liquidated and has any remaining reserves, the excess discounts are immediately recognized into income and the excess provision is immediately reversed during the period. For static pools not fully liquidated that are determined to have excess discounts, such excess amounts are accreted into income over the remaining life of the static pool. For static pools not fully liquidated that are deemed to have excess provision, such excess amounts are reversed against provision for credit losses during the period. Reserves accreted into income for the three months ended June 30, 2005 were approximately $1,632,000 as compared to $885,000 for the three months ended June 30, 2004. There were no provisions reversed for the three months ended June 30, 2005 or June 30, 2004. The primary reasons for the increase in reserves accreted during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was a decrease in the net charge-off percentage from 4.65% to 4.44% and an increase in the size of the portfolio.
     The Company experienced lower losses during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This resulted in static pools having reserves in excess of estimates currently needed to liquidate these pools. The Company is in the process of accreting these excess reserves from these more mature static pools over their remaining life. Static pools originated during the fiscal year ended March 31, 2005 have seen losses lower than their most recent predecessors; however, there can be no assurances that this trend will continue.
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

     The following table sets forth a reconciliation of the changes in dealer discount on Contracts.

	Three months ended June 30,
	2005	2004

Balance at beginning of period	$18,598,147	$15,377,582
Discounts acquired on new volume	1,965,210	1,933,527
Finance charges allocated to reserves	—	1,747,279
Losses absorbed	(1,399,975)	(1,673,850)
Recoveries	362,679	317,829
Discounts accreted	(1,632,443)	(884,974)

Balance at end of period	$17,893,618	$16,817,393

Dealer discounts as a percent of gross indirect Contracts	9.78%	10.51%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended June 30,
	2005	2004

Balance at beginning of period	$6,448,790	$5,787,764
Current period provision	381,607	547,701
Losses absorbed	(542,067)	(110,533)

Balance at end of period	$6,288,330	$6,224,932

Allowance as a percent of gross indirect Contracts	3.44%	3.89%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended June 30,
	2005	2004

Balance at beginning of period	$199,653	$184,334
Current period provision	39,518	26,644
Losses absorbed	(36,894)	(27,760)
Recoveries	8,517	6,619

Balance at end of period	$210,794	$189,837

Allowance as a percent of gross direct loan receivables	3.24%	4.02%

     The average dealer discount associated with new volume for the three months ended June 30, 2005 and 2004 were 8.55% and 8.76%, respectively. The Company believes the average dealer discount may continue to decrease as the result of competition in the markets the Company is currently operating in.

     The provision for credit losses decreased from approximately $581,000 for the three months ended June 30, 2004 to approximately $428,000 for the three months ended June 30, 2005. The Company’s losses as a percentage of liquidation decreased from 5.46% for the three months ended June 30, 2004 to 5.03% for the three months ended June 30, 2005. The Company anticipates losses as a percentage of liquidation will be in the 7-10% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three months ended June 30, 2005 that would have contributed to the decrease in losses.
     Recoveries as a percentage of charge-offs were 18.8% and 17.9% for the three months ended June 30, 2005 and 2004, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.
     Reserves accreted into income for the three months ended June 30, 2005 and 2004 were approximately $1,632,000 and $885,000, respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen improvement in the performance of its Contract portfolio, more specifically, newer static pools have seen a slight decrease in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this decrease to an improvement in overall general economic conditions.
     The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The Company believes its percentage of voluntary repossessions will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future. The number of bankruptcy filings by customers increased slightly during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. However, the Company believes the percentage of bankruptcy filings as a percentage of active receivables will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future.

     The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	At June 30, 2005		At June 30, 2004
Contracts
Gross Balance Outstanding	$183,005,750		$159,986,743

Delinquencies
30 to 59 days	$2,440,862	1.33%	$2,704,294	1.68%
60 to 89 days	649,406	0.35%	539,691	0.34%
90 + days	174,630	0.10%	219,687	0.14%

Total Delinquencies	$3,264,898	1.78%	$3,463,672	2.16%

Direct Loans
Gross Balance Outstanding	$6,498,264		$4,726,746

Delinquencies
30 to 59 days	$70,102	1.08%	$26,903	0.57%
60 to 89 days	28,183	0.43%	20,089	0.43%
90 + days	14,144	0.22%	26,998	0.57%

Total Delinquencies	$112,429	1.73%	$73,990	1.57%

     The delinquency percentage for Contracts more than thirty days past due for the three months ended June 30, 2005 was 1.78% as compared to 2.16% for the three months ended June 30, 2004. The delinquency percentage for direct loans more than thirty days past due for the three months ended June 30, 2005 was 1.73% as compared to 1.57% for the three months ended June 30, 2004.
     The Company does not give significant consideration to short-term trends in delinquency percentages when evaluating reserve levels. Delinquency percentages tend to be very volatile and often are not necessarily an indication of future losses. The Company estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. The Company utilizes internal branch audits as an indication of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators.
Income Taxes
     The provision for income taxes increased 47% to $1,461,000 for the three months ended June 30, 2005 from $992,000 for the three months ended June 30, 2004, primarily as a result of higher pre-tax income. The Company’s effective tax rate increased from 37.81% for the three months ended June 30, 2004 to 37.91% for the three months ended June 30, 2005.

Liquidity and Capital Resources
The Company’s cash flows are summarized as follows:

	Three months ended June 30,
	2005	2004

Cash provided by (used in):
Operating activities -	$4,057,857	$3,667,330
Investing activities -
(primarily purchase of Contracts)	(4,898,455)	(5,444,219)

Financing activities	1,428,912	2,600,461

Net increase in cash	$588,314	$823,572

     The Company’s primary use of working capital for the three months ended June 30, 2005 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $85.0 million Line. The Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. As of June 30, 2005, the amount outstanding under the Line was approximately $67.0 million and the amount available under the Line was approximately $18.0 million.
     The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At June 30, 2005, approximately 75% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from July 2, 2005 through July 2, 2010.
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

Future Expansion
     The Company currently operates a total of thirty-six branch locations in nine states, including sixteen in Florida, five in Ohio, four in North Carolina, three in each of Georgia and Virginia, two in South Carolina, and one in each of Michigan, Indiana and Kentucky. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding receivables. To date none of our branches has reached this capacity.
     The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. In order to increase the size of the Company’s portfolio of Contracts, it will be necessary for the Company to open additional branch offices and increase the size of its Line, either with its current lender or another lender. The Company, from time to time, has and will meet with investment bankers and financial institutions discussing various strategies to meet the future needs of the Company. The Company believes opportunities for growth continue to exist in states where it currently operates branches and plans to continue its expansion activities in those states. The Company is currently expanding its automobile financing program in Kentucky, Georgia, North Carolina, and Florida. The Company is currently purchasing Contracts in Maryland utilizing an employee who resides in Maryland. This employee is developing a specific market in Baltimore, Maryland and the Company is utilizing its Central Buying Office at its Corporate Headquarters to purchase, process and service these Contracts. The Company is in the process of building out a branch location, which is scheduled to open in approximately sixty days. No assurances can be given, however, that the Company will be able to continue to expand or, if it does continue to expand, that it will be able to do so profitably. The Company is also analyzing other markets in states the Company does not currently operate in, however, no assurance can be given that any expansion will occur in these new markets.
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
     In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for the accounting for a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchases plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For publicly held companies that are not Small Business Issuers SFAS No. 123(R) requires the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed at the beginning of their next fiscal year. Thus, the Company’s consolidated financial statements will reflect an expense for (1) all share-based compensation arrangements granted after March 31, 2006 and for any such arrangements modified, cancelled, or repurchased after that date, and (2) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. Prior to SFAS No. 123(R), only certain pro forma disclosures of the fair-value method were required and the Company was allowed to continue using the intrinsic-value-based model of Opinion 25. SFAS No. 123(R) will be applicable for the quarter ending June 30, 2006. The Company does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial statements.
     Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not and are not believed by the Company to have a material impact on the Company’s present or future consolidated financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk
Note: Pursuant to Instruction 1 to Paragraph (c) of Item 305 of Regulation S-K, information is not required under Item 305(c) of
Regulation S-K until after the first fiscal year end in which Item 305 is applicable, which for the Company will be the fiscal year ending March 31, 2006.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President-Finance and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President-Finance and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
     See exhibit index following the signature page.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
NICHOLAS FINANCIAL, INC.
(Registrant)

Date: August 12, 2005	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President, Chief Executive Officer and Director

Date: August 12, 2005	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Sr. Vice President Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350