Form 10-Q
period 2005-09-30
NICHOLAS FINANCIAL INC
filed 2005-11-10
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission file number: 0-26680
NICHOLAS FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	8736-3354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2454 McMullen Booth Road, Building C Clearwater, Florida (Address of Principal Executive Offices)	33759 (Zip Code)
(727) 726-0763
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of October 31, 2005, the registrant had 9,872,031 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nicholas Financial, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2005	2005
	(Unaudited)

Assets
Cash	$1,242,427	$853,494
Finance receivables, net	126,141,483	113,708,122
Accounts receivable	8,502	12,849
Assets held for resale	836,690	530,230
Prepaid expenses and other assets	896,604	507,952
Property and equipment, net	828,964	763,247
Derivatives	830,711	740,223
Deferred income taxes	3,839,133	3,699,324

Total assets	$134,624,514	$120,815,441

Liabilities
Line of credit	$74,153,967	$65,330,897
Drafts payable	1,033,047	973,268
Notes payable — related party	600,000	1,000,000
Accounts payable and accrued expenses	5,452,250	4,852,787
Income taxes payable	—	540,899
Deferred revenues	1,508,600	1,359,696

Total liabilities	82,747,864	74,057,547

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding

Common stock, no par: 50,000,000 shares authorized; 9,872,031 and 9,840,531 shares issued and outstanding, respectively	15,287,582	15,127,922
Accumulated other comprehensive income	515,041	458,949
Retained earnings	36,074,027	31,171,023

Total shareholders’ equity	51,876,650	46,757,894

Total liabilities and shareholders’ equity	$134,624,514	$120,815,441

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue:
Interest income on finance receivables	$10,197,903	$7,796,997	$19,307,604	$15,011,255
Sales	40,817	36,668	91,507	99,065

	10,238,720	7,833,665	19,399,111	15,110,320

Expenses:
Cost of sales	9,913	14,050	22,284	28,861
Marketing	293,594	219,062	544,849	415,688
Salaries and employee benefits	2,678,672	2,139,580	5,312,970	4,233,648
Administrative	1,229,562	841,609	2,154,471	1,642,249
Provision for credit losses	832,009	659,599	1,260,034	1,240,445
Depreciation	82,595	55,287	156,259	104,825
Interest expense	1,058,479	894,764	2,039,032	1,810,084

	6,184,824	4,823,951	11,489,899	9,475,800

Operating income before income taxes	4,053,896	3,009,714	7,909,212	5,634,520

Income tax expense:
Current	1,535,649	1,481,512	3,180,413	2,892,499
Deferred	9,071	(337,470)	(174,205)	(756,043)

	1,544,720	1,144,042	3,006,208	2,136,456

Net Income	$2,509,176	$1,865,672	$4,903,004	$3,498,064

Earnings per share:
Basic	$0.25	$0.19	$0.50	$0.38

Diluted	$0.24	$0.18	$0.47	$0.36

Dividends declared per share	—	$0.07	—	$0.07

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	September 30,
	2005	2004

Cash flows from operating activities
Net income	$4,903,004	$3,498,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156,259	104,825
Gain on sale of property and equipment	(14,366)	—
Provision for credit losses	1,260,034	1,240,445
Deferred income taxes	(174,205)	(756,043)
Changes in operating assets and liabilities:
Accounts receivable	4,347	2,248
Prepaid expenses, other assets and assets held for resale	(695,112)	(527,816)
Accounts payable and accrued expenses	599,463	419,528
Income taxes payable	(540,899)	(125,618)
Deferred revenues	148,904	212,194

Net cash provided by operating activities	5,647,429	4,067,827

Cash flows from investing activities
Purchase and origination of finance contracts	(63,284,350)	(40,182,092)
Principal payments received	49,590,955	31,032,299
Purchase of property and equipment	(221,976)	(135,920)
Proceeds from sale of property and equipment	14,366	—

Net cash used in investing activities	(13,901,005)	(9,285,713)

Cash flows from financing activities
(Repayment) issuance of notes payable — related party	(400,000)	319,000
Net proceeds from (repayment of) line of credit	8,823,070	(3,969,924)
Payment of dividend	—	(324,913)
Increase (decrease) in drafts payable	59,779	(155,342)
Proceeds from exercise of stock options and income tax benefit related thereto	159,660	45,007
Proceeds from the issuance of common stock	—	10,416,000
Payment of offering costs		(384,470)

Net cash provided by financing activities	8,642,509	5,945,358

Net increase in cash	388,933	727,472

Cash, beginning of period	853,494	957,684

Cash, end of period	$1,242,427	$1,685,156

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2005, which has been derived from audited financial statements and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005 as filed with the Securities and Exchange Commission on June 29, 2005.
On May 12, 2005, the Board of Directors declared a three-for-two stock split, payable in the form of a 50% stock dividend on June 17, 2005 to shareholders of record on June 3, 2005. All references in the condensed consolidated financial statements and accompanying notes to the number of shares outstanding, and per share amounts of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.
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
The amount of future unearned income is computed as the product of the Contract rate, the Contract term, and the Contract amount. The Company aggregates the Contracts purchased during a three-month period for each of its branch locations. After the analysis of purchase date accounting is complete, any uncollectable amounts would be contemplated in the allowance for credit losses.

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
3. Earnings Per Share
Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options. Basic and diluted earnings per share have been computed as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Numerator for earnings per share — net income	$2,509,176	$1,865,672	$4,903,004	$3,498,064

Denominator:
Denominator for basic earnings per share — weighted average shares	9,871,183	9,736,714	9,861,474	9,123,888

Effect of dilutive securities:
Stock options	595,428	578,394	612,941	585,198

Denominator for diluted earnings per share	10,466,611	10,315,108	10,474,415	9,709,086

Earnings per share — basic	$0.25	$0.19	$0.50	$0.38

Earnings per share — diluted	$0.24	$0.18	$0.47	$0.36

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
4.	Finance Receivables
Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	September 30,	March 31,
	2005	2005

Finance receivables, gross Contract	$201,566,731	$182,386,735
Unearned interest	(51,928,343)	(43,432,023)

Finance receivables, net of unearned interest	149,638,388	138,954,712

Dealer discounts	(16,355,319)	(18,598,147)
Allowance for credit losses	(7,141,586)	(6,648,443)

Finance receivables, net	$126,141,483	$113,708,122

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of 24% for the three and six months ended September 30, 2005.
5. Line of Credit
The Company has an $85.0 million line of credit facility (the Line) expiring on November 30, 2008. On September 15, 2005 the Company executed Amendment No. 6 to its credit facility extending the maturity date until November 30, 2008 and reducing the interest rate charged under LIBOR pricing options from 212.5 basis points to 175.0 basis points. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. For the three months ended September 30, 2005, $65.0 million of borrowings under the Line used LIBOR plus 212.5 basis points pricing options. The remainder of the borrowings under the Line used the prime rate plus 37.5 basis points pricing option. The prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds based upon the interest rates charged under the Line, related party debt and the effect of the swaps (see note 7) amounted to 5.90% and 5.84% for the three and six months ended September 30, 2005, respectively, as compared to 5.67% and 5.71% for the three and six month period ended September 30, 2004, respectively. Pledged as collateral for this credit facility are all of the assets of the Company’s subsidiary, Nicholas Financial, Inc. As of September 30, 2005, the amount outstanding under the Line was approximately $74.2 million and the amount available under the Line was approximately $10.8 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of September 30, 2005, the Company was in full compliance with all debt covenants.
6. Notes Payable — Related Party
The Company has unsecured notes payable to the President and Chief Executive Officer totaling $600,000 and $1,000,000 at September 30, 2005 and March 31, 2005, respectively. For the three and six months ended September 30, 2005 and for fiscal year 2005, the notes bore a variable interest rate equal to the average cost of borrowed funds for the Company plus 25 basis points (6.11% at September 30, 2005 and 5.94% at March 31, 2005). The interest rate is recalculated every three months. The notes are due upon thirty-day demand. The Company incurred interest expense on the above notes of approximately $9,300 and $16,200 for the three months ended September 30, 2005 and 2004, respectively. The Company incurred interest expense on the above notes of approximately $20,400 and $28,700 for the six months ended September 30, 2005 and 2004, respectively.

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
The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. At September 30, 2005, $60.0 million of the Company’s borrowings were designated as hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 3.53% and 1.51% for the three months ended September 30, 2005 and 2004, respectively. During the same period the Company paid an average fixed rate of 3.73% and 3.63%, respectively. Under the swap agreements, the Company received an average variable rate of 3.28% and 1.31% for the six months ended September 30, 2005 and 2004, respectively. During the same period the Company paid an average fixed rate of 3.66% and 3.77%, respectively. A gain of $830,711 related to the fair value of the swaps at September 30, 2005 has been recorded in the caption derivatives on the balance sheet. Accumulated other comprehensive income at September 30, 2005, in the amount of $515,041 represents the after-tax effect of the derivative income. Amounts of net income or losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material. The following table summarizes the interest rate swap agreements.

			Fixed Rate
Date Entered	Effective Date	Notional Amount	Of Interest	Maturity Date

January 6, 2003	April 2, 2003	10,000,000	3.350%	April 2, 2007
January 31, 2003	August 1, 2003	10,000,000	3.200%	August 2, 2006
February 26, 2003	May 17, 2004	10,000,000	3.910%	May 19, 2008
March 11, 2004	October 5, 2004	10,000,000	3.640%	October 5, 2009
January 18, 2005	July 2, 2005	10,000,000	4.380%	July 2, 2010
September 9, 2005	September 13, 2005	10,000,000	4.458%	September 2, 2010
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

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
7. Derivatives and Hedging (continued)
The following table reconciles net income with comprehensive income.

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Income	$2,509,176	$1,865,672	$4,903,004	$3,498,064

Mark to market interest rate swaps (net of tax)	421,933	(304,808)	56,092	762,929

Comprehensive income	$2,931,109	$1,560,864	$4,959,096	$4,260,993

8. Stock Options
The Company has an employee stock incentive plans (the SIP) for officers, directors and key employees. The Company is authorized to grant options for up to 1,410,000 common shares under the SIP, of which 271,700 shares were remaining available for future grants as of September 30, 2005. Of the 271,700 shares remaining available for future grants 260,000 shares are available for directors and 11,700 shares are available for employees. Options currently granted by the Company generally vest over a five-year period.
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
The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company’s options. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Reported net income	$2,509,176	$1,865,672	$4,903,004	$3,498,064
Stock based employee compensation cost under the fair value method, net of tax	13,183	11,353	27,186	23,390

Pro forma net income	$2,495,993	$1,854,319	$4,875,818	$3,474,674

Reported basic earnings per share	$0.25	$0.19	$0.50	$0.38

Pro forma basic earnings per share	$0.25	$0.19	$0.50	$0.38

Reported diluted earnings per share	$0.24	$0.18	$0.47	$0.36

Pro forma diluted earnings per share	$0.24	$0.18	$0.47	$0.36

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
Introduction
     Consolidated net income increased to $2.5 million for the three-month period ended September 30, 2005 as compared to $1.9 million for the three-month period ended September 30, 2004. Consolidated net income increased to $4.9 million for the six-month period ended September 30, 2005 as compared to $3.5 million for the six-month period ended September 30, 2004. Earnings were favorably impacted by an increase in the outstanding loan portfolio and a reduction in the charge-off rate. The Company’s software subsidiary, Nicholas Data Services (NDS), did not contribute significantly to consolidated operations in the three or six-month periods ended September 30, 2005 or 2004.

	Three months ended		Six months ended
	September 30,		September 30,
Portfolio Summary	2005	2004	2005	2004

Average finance receivables, net of unearned interest (1)	$146,973,291	$128,266,971	$144,471,462	$125,646,208

Average indebtedness (2)	$71,747,445	$63,070,954	$69,843,069	$63,392,887

Finance revenue (3)	$10,197,903	$7,796,997	$19,307,604	$15,011,255

Interest expense	1,058,479	894,764	2,039,032	1,810,084

Net finance revenue	$9,139,424	$6,902,233	$17,268,572	$13,201,171

Weighted average contractual rate (4)	23.92%	24.06%	24.02%	24.17%

Average cost of borrowed funds (2)	5.90%	5.67%	5.84%	5.71%

Gross portfolio yield (5)	27.75%	24.31%	26.73%	23.89%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.88%	2.79%	2.82%	2.88%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	2.26%	2.06%	1.74%	1.97%

Net portfolio yield (5)	22.61%	19.46%	22.17%	19.04%

Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	11.46%	9.96%	11.10%	10.00%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	11.15%	9.50%	11.07%	9.04%

Write-off to liquidation (8)	6.48%	7.99%	5.77%	6.75%

Net charge-off percentage (9)	5.83%	6.85%	5.13%	5.77%

Note:	All three and six month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Finance revenue does not include revenue generated by NDS. See pages 12 and 13 for details on NDS revenue during the period.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.

(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See pages 12 and 13 for details on NDS operating expenses during the period.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2005 compared to three months ended September 30, 2004
Interest Income and Loan Portfolio
     Interest income on finance receivables, predominately finance charge income, increased 31% to $10.2 million for the three-month period ended September 30, 2005, from $7.8 million for the corresponding period ended September 30, 2004. Average finance receivables, net of unearned interest equaled $147.0 million for the three-month period ended September 30, 2005, an increase of 15% from $128.3 million for the corresponding period ended September 30, 2004. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of additional branch locations. The gross finance receivable balance increased 19% to $201.6 million at September 30, 2005 from $169.4 million at September 30, 2004. The primary reason interest income increased was the increase in the outstanding loan portfolio and accretion of reserves. The gross portfolio yield increased from 24.31% for the three-month period ended September 30, 2004 to 27.75% for the three-month period ended September 30, 2005. The net portfolio yield increased from 19.46% for the three-month period ended September 30, 2004 to 22.61% for the corresponding period ended September 30, 2005. The primary reason for the increase in the net portfolio yield was a decrease in charge-offs for the period ended September 30, 2005. Reserves accreted into income for the three months ended September 30, 2005 were approximately $1,927,000 as compared to $1,056,000 for the three months ended September 30, 2004. There were no provisions reversed for the three months ended September 30, 2005 or September 30, 2004. The primary reasons for the increase in reserves accreted during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was a decrease in the net charge-off percentage from 6.85% to 5.83% and an increase in the size of the portfolio.
Computer Software Business
     Sales for the three-month period ended September 30, 2005 were approximately $41,000 as compared to $37,000 for the corresponding period ended September 30, 2004, an increase of 11%. This increase was primarily due to higher revenue from the existing customer base during the period ended September 30, 2005. Cost of sales and operating expenses increased from approximately $75,000 for the three-month period ended September 30, 2004 to $84,000 for the corresponding period ended September 30, 2005. The primary reason for the increase was the hiring of additional software engineers.
Operating Expenses
     Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to $4.2 million for the three-month period ended September 30, 2005 from $3.2 million for the corresponding period ended September 30, 2004. This increase of 31% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest increased from 9.96% for the three-month period ended September 30, 2004 to 11.46% for the corresponding period ended September 30, 2005.
Interest Expense
     Interest expense increased from $894,764 for the three-month period ended September 30, 2004 to $1,058,479 for the corresponding period ended September 30, 2005. The average indebtedness for the three-month period ended September 30, 2005 increased to $71.7 million as compared to $63.1 million for the corresponding period ended September 30, 2004. The Company’s average cost of borrowed funds increased to 5.90% for the three months ended September 30, 2005 as compared to 5.67% for the corresponding period ended September 30, 2004.

Six months ended September 30, 2005 compared to six months ended September 30, 2004
Interest Income and Loan Portfolio
     Interest income on finance receivables, predominately finance charge income, increased 29% to $19.3 million for the six-month period ended September 30, 2005, from $15.0 million for the corresponding period ended September 30, 2004. Average finance receivables, net of unearned interest equaled $144.5 million for the six-month period ended September 30, 2005, an increase of 15% from $125.6 million for the corresponding period ended September 30, 2004. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of additional branch locations. The gross finance receivable balance increased 19% to $201.6 million at September 30, 2005 from $169.4 million at September 30, 2004. The primary reason interest income increased was the increase in the outstanding loan portfolio and accretion of reserves. The gross portfolio yield increased from 23.89% for the six-month period ended September 30, 2004 to 26.73% for the six-month period ended September 30, 2005. The net portfolio yield increased from 19.04% for the six-month period ended September 30, 2004 to 22.17% for the corresponding period ended September 30, 2005. The primary reason for the increase in the net portfolio yield was a decrease in charge-offs for the period ended September 30, 2005. Reserves accreted into income for the six months ended September 30, 2005 were approximately $3,559,000 as compared to $1,941,000 for the six months ended September 30, 2004. There were no provisions reversed for the six months ended September 30, 2005 or September 30, 2004. The primary reasons for the increase in reserves accreted during the six months ended September 30, 2005 as compared to the six months ended September 30, 2004 was a decrease in the net charge-off percentage from 5.77% to 5.13% and an increase in the size of the portfolio.
Computer Software Business
     Sales for the six-month period ended September 30, 2005 were approximately $92,000 as compared to $99,000 for the corresponding period ended September 30, 2004, a decrease of 8%. This decrease was primarily due to lower revenue from the existing customer base during the six-months ended September 30, 2005. Cost of sales and operating expenses increased from approximately $144,100 for the six-month period ended September 30, 2004 to $170,200 for the corresponding period ended September 30, 2005. The primary reason for the increase was the hiring of additional software engineers.
Operating Expenses
     Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to $8.0 million for the six-month period ended September 30, 2005 from $6.3 million for the corresponding period ended September 30, 2004. This increase of 27% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest increased from 10.00% for the six-month period ended September 30, 2004 to 11.10% for the corresponding period ended September 30, 2005.
Interest Expense
     Interest expense increased from $1,810,084 for the six-month period ended September 30, 2004 to $2,039,032 for the corresponding period ended September 30, 2005. The average indebtedness for the six-month period ended September 30, 2005 increased to $69.8 million as compared to $63.4 million for the corresponding period ended September 30, 2004. The Company’s average cost of borrowed funds increased to 5.84% for the six months ended September 30, 2005 as compared to 5.71% for the corresponding period ended September 30, 2004.

Contract Procurement
     The Company purchases Contracts in the ten states listed in the table below. The Company has been expanding its Contract procurement in Kentucky, Maryland, Virginia and Indiana. See “Future Expansion” below. The Contracts purchased by the Company are predominately for used vehicles; for the three and six-month periods ended September 30, 2005 and 2004, less than 3% were new. As of September 30, 2005, the average model year of vehicles collateralizing the portfolio was 2000.
     The amounts shown in the tables below represent information on finance receivables, net of unearned interest of Contracts purchased.

	Three months ended		Six months ended
	September 30,		September 30,
State	2005	2004	2005	2004

FL	$13,012,013	$9,500,663	$24,831,034	$20,521,502
GA	2,819,508	1,798,615	4,752,551	4,309,158
NC	3,311,071	2,342,704	5,902,662	4,495,934
SC	1,049,646	930,773	1,865,373	2,065,391
OH	3,348,157	3,319,862	6,446,621	6,571,070
MI	642,703	861,955	1,000,078	1,813,086
VA	2,083,987	1,492,136	3,669,665	2,869,886
IN	739,037	—	1,252,205	—
KY	683,413	—	1,116,505	—
MD	375,913	—	650,716	—

Total	$28,065,448	$20,246,708	$51,487,410	$42,646,027

	Three months ended		Six months ended
	September 30,		September 30,
Contracts	2005	2004	2005	2004

Purchases	$28,065,448	$20,246,708	$51,487,410	$42,646,027
Weighted APR	23.79%	23.91%	23.88%	24.01%
Average discount	8.71%	8.67%	8.63%	8.71%
Weighted average term (months)	46	44	45	44
Average loan	$8,884	$8,391	$8,801	$8,329
Number of Contracts	3,159	2,413	5,850	5,120

Loan Origination
     The following table presents information on direct loans originated by the Company, net of unearned interest.

	Three months ended		Three months ended
Direct Loans	September 30,		September 30,
Originated	2005	2004	2005	2004

Originations	$1,837,236	$1,308,918	$3,751,867	$2,464,441
Weighted APR	26.02%	26.14%	25.88%	26.13%
Weighted average term (months)	27	26	28	26
Average loan	$3,275	$3,023	$3,347	$3,013
Number of loans	561	433	1,121	818

Analysis of Credit Losses
     Because of the nature of the customers under the Company’s Contracts, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market. Each such static pool consists of the Contracts purchased by a Company branch office during a fiscal quarter. As of September 30, 2005, the Company had 629 active static pools. The average pool consisted of 70 Contracts with aggregate finance receivables, net of unearned interest, of approximately $592,000.
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
     Prior to the six-month period ended September 30, 2005, in situations where, at the date of purchase, the dealer discount was determined to be insufficient to absorb all potential credit losses associated with a static pool, a portion of unearned income associated with the static pool was allocated to the reserve for dealer discounts. For loans purchased prior to the six-month period ended September 30, 2005, the Company recognized revenue on the basis of interest expected to be collected, which was the gross contractual interest less amounts allocated to the reserve for dealer discounts.
     Effective with loans purchased during the six-month period ending September 30, 2005, the Company discontinued the practice of allocating a portion of unearned income to the reserve for dealer discounts. This change was made to reflect the predominate practice in the industry and improve comparability with other companies within the finance industry. Effective with loans purchased during the six-month period ended September 30, 2005 the Company began recognizing interest income based upon the contractual rate of the loan. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the static pool, a charge to income is calculated and amortized into provision for credit losses over the life of the pool.
     The change in the practice of allocating a portion of the unearned income to reserves for dealer discounts is not expected to have a significant effect on the periodic net operating results, but rather will result in differences in the classification of amounts within the statement of income. It is expected that both interest income and provisions for credit losses will be higher for those pools acquired during the six-month period ended September 30, 2005 and thereafter than those pools acquired prior to such date. In addition, while this change is not expected to change the net finance receivables as reported, the components of net finance receivables will change as unearned interest as a percentage of gross Contracts will increase initially as a result of the change and will be followed in subsequent periods by increases in the allowance for credit losses.

     Certain tabular information and the discussions pertaining to credit losses presented herein address the change in the methodology. The table below, which is reflective of the change in allocation, presents net finance receivables as a percentage of gross Contracts as of September 30, 2005 and 2004.

	September 30, 2005		September 30, 2004
		% of Gross		% of Gross
	Amount	Contracts	Amount	Contracts

Finance receivables, gross Contract	$201,566,731	100.00	$169,428,401	100.00
Unearned interest	(51,928,343)	(25.76)	(40,357,244)	(23.82)
Finance receivables, net of unearned interest	149,638,388	74.24	129,071,157	76.18

Dealer discounts	(16,355,319)	(8.11)	(17,432,841)	(10.29)
Allowance for credit losses	(7,141,586)	(3.54)	(6,492,452)	(3.83)

Finance receivables, net	$126,141,483	62.59	$105,145,864	62.06

     Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then an additional charge to income through the provision is used to reestablish adequate reserves. If a static pool is fully liquidated and has any remaining reserves, the excess discounts are immediately recognized into income and the excess provision is immediately reversed during the period. For static pools not fully liquidated that are determined to have excess discounts, such excess amounts are accreted into income over the remaining life of the static pool. For static pools not fully liquidated that are deemed to have excess provision, such excess amounts are reversed against provision for credit losses during the period. Reserves accreted into income for the three months ended September 30, 2005 were approximately $1,927,000 as compared to $1,056,000 for the three months ended September 30, 2004. Reserves accreted into income for the six-months ended September 30, 2005 were approximately $3,559,000 as compared to $1,941,000 for the six-months ended September 30, 2004. There were no provisions reversed for the three and six months ended September 30, 2005 or September 30, 2004. The primary reasons for the increase in reserves accreted during the six months ended September 30, 2005 as compared to the six months ended September 30, 2004 was a decrease in the net charge-off percentage from 5.77% to 5.13% and an increase in the size of the portfolio.
     The Company experienced a lower net charge-off percentage during the six months ended September 30, 2005 as compared to the six months ended September 30, 2004. This resulted in static pools having reserves in excess of estimates currently needed to liquidate these pools. The Company is in the process of accreting these excess reserves from these more mature static pools over their remaining life. Static pools originated during the fiscal year ended March 31, 2005 have seen losses lower than their most recent predecessors; however, there can be no assurances that this trend will continue.
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

     The following table sets forth a reconciliation of the changes in dealer discount on Contracts.

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance at beginning of period	$17,893,618	$16,817,393	$18,598,147	$15,377,582
Discounts acquired on new volume	2,419,454	3,349,986	4,384,664	7,030,792
Losses absorbed	(2,351,280)	(1,994,088)	(3,751,255)	(3,667,937)
Recoveries	320,575	315,550	683,254	633,378
Discounts accreted	(1,927,048)	(1,056,000)	(3,559,491)	(1,940,974)

Balance at end of period	16,355,319	$17,432,841	$16,355,319	$17,432,841

Dealer discounts as a percent of gross indirect Contracts	8.41%	10.61%	8.41%	10.61%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance at beginning of period	$6,288,330	$6,224,932	$6,448,790	$5,787,764
Current period provision	771,025	618,777	1,152,632	1,166,478
Losses absorbed	(144,994)	(531,496)	(687,061)	(642,029)
Balance at end of period	$6,914,361	$6,312,213	$6,914,361	$6,312,213

Allowance as a percent of gross indirect Contracts	3.56%	3.84%	3.56%	3.84%

     The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance at beginning of period	$210,794	$189,837	$199,653	$184,334
Current period provision	49,290	26,138	88,808	52,782
Losses absorbed	(39,468)	(46,434)	(76,362)	(74,194)
Recoveries	6,609	10,698	15,126	17,317
Balance at end of period	$227,225	$180,239	$227,225	$180,239

Allowance as a percent of gross direct loan receivables	3.21%	3.51%	3.21%	3.51%

     The average dealer discount associated with new volume for the three months ended September 30, 2005 and 2004 were 8.71% and 8.67%, respectively. The average dealer discount associated with new volume for the six months ended September 30, 2005 and 2004 were 8.63% and 8.71%, respectively. The Company believes the average dealer discount may continue to decrease as the result of competition in the markets the Company is currently operating in.
     The provision for credit losses increased from approximately $660,000 for the three months ended September 30, 2004 to $832,000 for the three months ended September 30, 2005. The provision for credit losses increased from approximately $1,240,000 for the six months ended September 30, 2004 to $1,260,000 for the six months ended September 30, 2005. The Company’s losses as a percentage of liquidation decreased from 7.99% for the three months ended September 30, 2004 to 6.48% for the three months ended September 30, 2005. The Company’s losses as a percentage of liquidation decreased from 6.75% for the six months ended September 30, 2004 to 5.77% for the six months ended September 30, 2005. The Company anticipates losses as a percentage of liquidation will be in the 7-10% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the six months ended September 30, 2005 that would have contributed to the decrease in losses.

     Recoveries as a percentage of charge-offs were 15.5% and 14.6% for the three months ended September 30, 2005 and 2004, respectively. Recoveries as a percentage of charge-offs were 17.9% and 17.3% for the six months ended September 30, 2005 and 2004, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.
     Reserves accreted into income for the three months ended September 30, 2005 and 2004 were approximately $1,927,000 and $1,056,000, respectively. Reserves accreted into income for the six months ended September 30, 2005 and 2004 were approximately $3,559,000 and $1,941,000, respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen improvement in the performance of its Contract portfolio, more specifically, newer static pools have seen a slight decrease in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this decrease to an improvement in overall general economic conditions.
     The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The Company believes its percentage of voluntary repossessions will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future. The number of bankruptcy filings by customers increased slightly during the three and six months ended September 30, 2005 as compared to the corresponding period last year. However, the Company believes the percentage of bankruptcy filings as a percentage of active receivables will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future.

     The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	At September 30, 2005		At September 30, 2004
Contracts
Gross balance outstanding	$194,489,189		$164,289,883

Delinquencies
30 to 59 days	$2,793,371	1.44%	$2,866,168	1.75%
60 to 89 days	707,902	0.36%	801,212	0.49%
90 + days	375,156	0.19%	253,180	0.15%

Total delinquencies	$3,876,429	1.99%	$3,920,560	2.39%

Direct Loans
Gross balance outstanding	$7,077,542		$5,138,518

Delinquencies
30 to 59 days	$42,556	0.60%	$39,728	0.77%
60 to 89 days	21,067	0.30%	33,915	0.66%
90 + days	28,138	0.40%	27,475	0.54%

Total delinquencies	$91,761	1.30%	$101,118	1.97%

     The delinquency percentage for Contracts more than thirty days past at September 30, 2005 was 1.99% as compared to 2.39% at September 30, 2004. The delinquency percentage for direct loans more than thirty days past due at September 30, 2005 was 1.30% as compared to 1.97% at September 30, 2004.
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
Income Taxes
     The provision for income taxes increased 35% to approximately $1,545,000 for the three months ended September 30, 2005 from $1,144,000 for the three months ended September 30, 2004, primarily as a result of higher pre-tax income. The provision for income taxes increased 41% to approximately $3,006,000 for the six months ended September 30, 2005 from $2,136,000 for the three months ended September 30, 2004, primarily as a result of higher pre-tax income. The Company’s effective tax rate increased from 38.01% for the three months ended September 30, 2004 to 38.10% for the three months ended September 30, 2005. The Company’s effective tax rate increased from 37.92% for the six months ended September 30, 2004 to 38.01% for the six months ended September 30, 2005.

Liquidity and Capital Resources
The Company’s cash flows are summarized as follows:

	Six months ended September 30,
	2005	2004
Cash provided by (used in):
Operating activities —	$5,647,429	$4,067,827
Investing activities — (primarily purchase of Contracts)	(13,901,005)	(9,285,713)

Financing activities	8,642,509	5,945,358

Net increase in cash	$388,933	$727,472

     The Company’s primary use of working capital for the six months ended September 30, 2005 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $85.0 million Line. The Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. As of September 30, 2005, the amount outstanding under the Line was approximately $74.2 million and the amount available under the Line was approximately $10.8 million.
     The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At September 30, 2005, approximately 81% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from August 2, 2006 through September 2, 2010.
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

Future Expansion
     The Company currently operates a total of forty branch locations in ten states, including sixteen in Florida, five in Ohio, five in North Carolina, four in Georgia, three in Virginia, two in South Carolina, two in Kentucky, and one in each of Michigan, Maryland and Indiana.. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding receivables. To date none of our branches has reached this capacity.
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
     In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for the accounting for a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchases plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For publicly held companies that are not Small Business Issuers SFAS No. 123(R) requires the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed at the beginning of their next fiscal year. SFAS No. 123(R) will be applicable for the quarter ending June 30, 2006. Thus, the Company’s consolidated financial statements will reflect an expense for (1) all share-based compensation arrangements granted after March 31, 2006 and for any such arrangements modified, cancelled, or repurchased after that date, and (2) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. Prior to SFAS No. 123(R), only certain pro forma disclosures of the fair-value method were required and the Company was allowed to continue using the intrinsic-value-based model of Opinion 25. The Company does not believe the adoption of this statement will have a material impact on the Company’s consolidated financial statements.
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
Changes in internal controls. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
     See exhibit index following the signature page.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
NICHOLAS FINANCIAL, INC.
(Registrant)

Date: November 10, 2005	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: November 10, 2005	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Sr. Vice President -Finance
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

33.1	Amendment No. 6 to Loan Agreement, dated September 15, 2005