Form 10-Q
period 2005-12-31
NICHOLAS FINANCIAL INC
filed 2006-02-14
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________.

Commission file number: 0-26680

NICHOLAS FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	8736-3354
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2454 McMullen Booth Road, Building C
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(Zip Code)

(727) 726-0763
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of January 31, 2006, the registrant had 9,879,631 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2005	2005
	(Unaudited)
Assets
Cash	$1,670,913	$853,494
Finance receivables, net	133,038,643	113,708,122
Accounts receivable	8,284	12,849
Assets held for resale	899,877	530,230
Prepaid expenses and other assets	563,900	507,952
Property and equipment, net	840,583	763,247
Derivatives	1,134,571	740,223
Deferred income taxes	3,825,097	3,699,324
Total assets	$141,981,868	$120,815,441

Liabilities
Line of credit	$78,396,965	$65,330,897
Drafts payable	934,611	973,268
Notes payable - related party	600,000	1,000,000
Accounts payable and accrued expenses	5,576,824	4,852,787
Income taxes payable	67,577	540,899
Deferred revenues	1,563,323	1,359,696
Total liabilities	87,139,300	74,057,547

Shareholders' equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, no par: 50,000,000 shares authorized; 9,879,631 and 9,840,531 shares issued and outstanding, respectively	15,346,777	15,127,922
Accumulated other comprehensive income	703,434	458,949
Retained earnings	38,792,357	31,171,023
Total shareholders’ equity	54,842,568	46,757,894
Total liabilities and shareholders' equity	$141,981,868	$120,815,441

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenue:
Interest income on finance receivables	$11,065,071	$8,484,354	$30,372,675	$23,495,609
Sales	42,177	56,357	133,684	155,422
	11,107,248	8,540,711	30,506,359	23,651,031

Expenses:
Cost of sales	15,123	17,043	37,407	45,904
Marketing	345,277	227,009	890,126	642,697
Salaries and employee benefits	2,916,558	2,261,867	8,229,528	6,495,515
Administrative	1,061,235	941,466	3,215,706	2,583,715
Provision for credit losses	1,172,108	565,758	2,432,142	1,806,203
Depreciation	86,342	58,147	242,601	162,973
Interest expense	1,122,358	909,468	3,161,390	2,719,551
	6,719,001	4,980,758	18,208,900	14,456,558
Operating income before income taxes	4,388,247	3,559,953	12,297,459	9,194,473

Income tax expense:
Current	1,771,348	1,640,355	4,951,761	4,532,854
Deferred	(101,431)	(294,049)	(275,636)	(1,050,092)
	1,669,917	1,346,306	4,676,125	3,482,762
Net Income	$2,718,330	$2,213,647	$7,621,334	$5,711,711

Earnings per share:
Basic	$0.28	$0.23	$0.77	$0.61
Diluted	$0.26	$0.21	$0.73	$0.57
Dividends declared per share	-	-	-	$0.07

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended December 31,
	2005	2004
Cash flows from operating activities
Net income	$7,621,334	$5,711,711
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	242,601	162,973
Gain on sale of property and equipment	(14,366)	-
Provision for credit losses	2,432,142	1,806,203
Deferred income taxes	(275,636)	(1,050,092)
Changes in operating assets and liabilities:
Accounts receivable	4,565	1,207
Prepaid expenses, other assets and assets held for resale	(425,595)	(144,357)
Accounts payable and accrued expenses	724,037	379,745
Income taxes payable	(473,322)	470,277
Deferred revenues	203,627	259,057
Net cash provided by operating activities	10,039,387	7,596,724

Cash flows from investing activities
Purchase and origination of finance contracts	(75,321,061)	(58,189,372)
Principal payments received	53,558,398	46,630,886
Purchase of property and equipment	(319,937)	(243,160)
Proceeds from sale of property and equipment	14,366	-
Net cash used in investing activities	(22,068,234)	(11,801,646)

Cash flows from financing activities
(Repayment) issuance of notes payable - related party	(400,000)	318,470
Net proceeds from (repayment of) line of credit	13,066,068	(5,302,619)
Payment of dividend	-	(324,915)
Decrease in drafts payable	(38,657)	(358,797)
Proceeds from exercise of stock options and income tax benefit related thereto	218,855	377,652
Proceeds from the issuance of common stock	-	10,416,000
Payment of offering costs	-	(384,470)
Net cash provided by financing activities	12,846,266	4,741,321
Net increase in cash	817,419	536,399

Cash, beginning of period	853,494	957,684
Cash, end of period	$1,670,913	$1,494,083

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2005, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2005 as filed with the Securities and Exchange Commission on June 29, 2005.

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options. Basic and diluted earnings per share have been computed as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004

Numerator for earnings per share - net income	$2,718,330	$2,213,647	$7,621,334	$5,711,711
Denominator:
Denominator for basic earnings per share - weighted average shares	9,875,864	9,771,950	9,866,288	9,340,694

Effect of dilutive securities: Stock options	585,756	622,929	604,094	603,901
Denominator for diluted earnings per share	10,461,620	10,394,879	10,470,382	9,944,595
Earnings per share - basic	$0.28	$0.23	$0.77	$0.61
Earnings per share - diluted	$0.26	$0.21	$0.73	$0.57

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	December 31,	March 31,
	2005	2005
Finance receivables, gross Contract	$211,198,167	$182,386,735
Unearned interest	(55,402,704)	(43,432,023)
Finance receivables, net of unearned interest	155,795,463	138,954,712

Dealer discounts	(14,758,242)	(18,598,147)
Allowance for credit losses	(7,998,578)	(6,648,443)
Finance receivables, net	$133,038,643	$113,708,122

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of 24% for the three and nine months ended December 31, 2005.

5. Line of Credit

At December 31, 2005 the Company had an $85.0 million line of credit facility (the Line) expiring on November 30, 2008. The Company may borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. See note 9 regarding subsequent amendment to the Line. For the three months ended December 31, 2005, $78.0 million of borrowings under the Line used LIBOR plus 175.0 basis points pricing options. The remainder of the borrowings under the Line used the prime rate plus 37.5 basis points pricing option. The prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds based upon the interest rates charged under the Line, related party debt and the effect of the swaps (see note 7) amounted to 5.85% and 5.90% for the three and nine months ended December 31, 2005, respectively, as compared to 5.69% and 5.70% for the three and nine-month period ended December 31, 2004, respectively. Pledged as collateral for this credit facility are all of the assets of the Company’s subsidiary, Nicholas Financial, Inc. As of December 31, 2005, the amount outstanding under the Line was approximately $78.4 million and the amount available under the Line was approximately $6.6 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of December 31, 2005, the Company was in full compliance with all debt covenants.

6. Notes Payable - Related Party

The Company has unsecured notes payable to the President and Chief Executive Officer totaling $600,000 and $1,000,000 at December 31, 2005 and March 31, 2005, respectively. For the three and nine months ended December 31, 2005 and for fiscal year 2005, the notes bore a variable interest rate equal to the average cost of borrowed funds for the Company plus 25.0 basis points (6.15% at December 31, 2005 and 5.94% at March 31, 2005). The interest rate is recalculated every three months. The notes are due upon thirty-day demand. The Company incurred interest expense on the above notes of approximately $9,400 and $16,500 for the three months ended December 31, 2005 and 2004, respectively. The Company incurred interest expense on the above notes of approximately $29,800 and $45,300 for the nine months ended December 31, 2005 and 2004, respectively.

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

At December 31, 2005, $60.0 million of the Company’s borrowings were designated as hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 4.08% and 2.06% for the three months ended December 31, 2005 and 2004, respectively. During the same period the Company paid an average fixed rate of 3.82% and 3.59%, respectively. Under the swap agreements, the Company received an average variable rate of 3.58% and 1.55% for the nine months ended December 31, 2005 and 2004, respectively. During the same period the Company paid an average fixed rate of 3.72% and 3.75%, respectively. A gain of $1,134,571 related to the fair value of the swaps at December 31, 2005 has been recorded in the caption derivatives on the balance sheet. Accumulated other comprehensive income at December 31, 2005, in the amount of $703,434 represents the after-tax effect of the derivative income. Amounts of net income or losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next 12 months are not expected to be material. The following table summarizes the interest rate swap agreements.

Date Entered	Effective Date	Notional Amount	Fixed Rate Of Interest	Maturity Date
January 6, 2003	April 2, 2003	$10,000,000	3.350%	April 2, 2007
January 31, 2003	August 1, 2003	$10,000,000	3.200%	August 2, 2006
February 26, 2003	May 17, 2004	$10,000,000	3.910%	May 19, 2008
March 11, 2004	October 5, 2004	$10,000,000	3.640%	October 5, 2009
January 18, 2005	July 2, 2005	$10,000,000	4.380%	July 2, 2010
September 9, 2005	September 13, 2005	$10,000,000	4.458%	September 2, 2010

The Company utilizes the above noted interest rate swaps to manage its interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. There has historically been no ineffectiveness associated with the Company’s hedges.

The following table reconciles net income with comprehensive income.

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net Income	$2,718,330	$2,213,647	$7,621,334	$5,711,711
Mark to market interest rate swaps
(net of tax)	188,393	263,808	244,485	1,026,737
Comprehensive income	$2,906,723	$2,477,455	$7,865,819	$6,738,448

Nicholas Financial, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Stock Options

The Company has an employee stock incentive plans (the SIP) for officers, directors and key employees. The Company is authorized to grant options for up to 1,410,000 common shares under the SIP, of which 265,300 shares were remaining available for future grants as of December 31, 2005. Of the 265,300 shares remaining available for future grants 250,000 shares are available for directors and 15,300 shares are available for employees. Options currently granted by the Company generally vest over a five-year period.

As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company’s options. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Reported net income	$2,718,330	$2,213,647	$7,621,334	$5,711,711
Stock based employee compensation cost under the fair value method, net of tax	13,183	11,759	40,369	35,149

Pro forma net income	$2,705,147	$2,201,888	$7,580,965	$5,676,562
Reported basic earnings per share	$0.28	$0.23	$0.77	$0.61
Pro forma basic earnings per share	$0.27	$0.23	$0.77	$0.61
Reported diluted earnings per share	$0.26	$0.21	$0.73	$0.57
Pro forma diluted earnings per share	$0.26	$0.21	$0.72	$0.57

9. Subsequent Events

On February 1, 2006 the Company executed Amendment No. 7 to its Line increasing the total Line from $85.0 million to $100.0 million. All other terms and conditions of Amendment No. 6, dated September 14, 2005 remain in effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report on Form 10-Q contains various statements, other than those concerning historical information, that are based on management's beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company's products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company's existing and future markets, the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statement. You should also consult factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Form 10-K, 10-KSB, 10-Q, 8-K and annual reports to shareholders.

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

Introduction

Consolidated net income increased to $2.7 million for the three-month period ended December 31, 2005 as compared to $2.2 million for the three-month period ended December 31, 2004. Consolidated net income increased to $7.6 million for the nine-month period ended December 31, 2005 as compared to $5.7 million for the nine-month period ended December 31, 2004. Earnings were favorably impacted by an increase in the outstanding loan portfolio and a reduction in the charge-off rate. The Company’s software subsidiary, Nicholas Data Services (NDS), did not contribute significantly to consolidated operations in the three or nine-month periods ended December 31, 2005 or 2004.

Portfolio Summary	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Average finance receivables, net of unearned interest (1)	$153,011,496	$130,157,442	$146,526,954	$127,149,953
Average indebtedness (2)	$76,791,186	$63,908,352	$71,499,601	$63,564,709
Finance revenue (3)	$11,065,071	$8,484,354	$30,372,375	$23,495,609
Interest expense	1,122,358	909,468	3,161,390	2,719,551
Net finance revenue	$9,942,713	$7,574,886	$27,210,985	$20,776,058
Weighted average contractual rate (4)	23.99%	23.80%	24.01%	24.03%
Average cost of borrowed funds (2)	5.85%	5.69%	5.90%	5.70%
Gross portfolio yield (5)	28.93%	26.07%	27.64%	24.63%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.93%	2.79%	2.88%	2.85%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	3.06%	1.74%	2.21%	1.89%
Net portfolio yield (5)	22.94%	21.54%	22.55%	19.89%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	11.41%	10.54%	11.27%	10.18%
Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	11.53%	11.00%	11.28%	9.71%
Write-off to liquidation (8)	6.19%	7.45%	5.92%	6.99%
Net charge-off percentage (9)	5.47%	6.52%	5.28%	6.03%

Note: All three and nine-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

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

Three months ended December 31, 2005 compared to three months ended December 31, 2004

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 30% to $11.1 million for the three-month period ended December 31, 2005, from $8.5 million for the corresponding period ended December 31, 2004. Average finance receivables, net of unearned interest equaled $153.0 million for the three-month period ended December 31, 2005, an increase of 18% from $130.2 million for the corresponding period ended December 31, 2004. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of additional branch locations. The gross finance receivable balance increased 23% to $211.2 million at December 31, 2005 from $171.2 million at December 31, 2004. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 26.07% for the three-month period ended December 31, 2004 to 28.93% for the three-month period ended December 31, 2005. The net portfolio yield increased from 21.54% for the three-month period ended December 31, 2004 to 22.94% for the corresponding period ended December 31, 2005. The primary reason for the increase in the net portfolio yield was a decrease in charge-offs for the period ended December 31, 2005. Reserves accreted into income for the three months ended December 31, 2005 were approximately $2,091,000 as compared to $1,557,000 for the three months ended December 31, 2004. There were no provisions reversed for the three months ended December 31, 2005 or December 31, 2004. The primary reasons for the increase in reserves accreted during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 was a decrease in the net charge-off percentage from 6.52% to 5.47% and an increase in the size of the portfolio.

Computer Software Business

Sales for the three-month period ended December 31, 2005 were approximately $42,000 as compared to $56,000 for the corresponding period ended December 31, 2004, a decrease of 25%. This decrease was primarily due to lower revenue from the existing customer base during the period ended December 31, 2005. Cost of sales and operating expenses decreased from approximately $77,000 for the three-month period ended December 31, 2004 to $61,000 for the corresponding period ended December 31, 2005. The primary reason for the decrease was a reduction in personnel associated with NDS.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to $4.4 million for the three-month period ended December 31, 2005 from $3.4 million for the corresponding period ended December 31, 2004. This increase of 27% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest increased from 10.54% for the three-month period ended December 31, 2004 to 11.41% for the corresponding period ended December 31, 2005.

Interest Expense

Interest expense increased from approximately $909,000 for the three-month period ended December 31, 2004 to $1,122,000 for the corresponding period ended December 31, 2005. The average indebtedness for the three-month period ended December 31, 2005 increased to $76.8 million as compared to $63.9 million for the corresponding period ended December 31, 2004. The Company’s average cost of borrowed funds increased to 5.85% for the three months ended December 31, 2005 as compared to 5.69% for the corresponding period ended December 31, 2004.

Nine months ended December 31, 2005 compared to nine months ended December 31, 2004

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 29% to $30.4 million for the nine-month period ended December 31, 2005, from $23.5 million for the corresponding period ended December 31, 2004. Average finance receivables, net of unearned interest equaled $146.5 million for the nine-month period ended December 31, 2005, an increase of 15% from $127.1 million for the corresponding period ended December 31, 2004. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of additional branch locations. The gross finance receivable balance increased 23% to $211.2 million at December 31, 2005 from $171.2 million at December 31, 2004. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 24.63% for the nine-month period ended December 31, 2004 to 27.64% for the nine-month period ended December 31, 2005. The net portfolio yield increased from 19.89% for the nine-month period ended December 31, 2004 to 22.55% for the corresponding period ended December 31, 2005. The primary reason for the increase in the net portfolio yield was a decrease in charge-offs for the period ended December 31, 2005. Reserves accreted into income for the nine months ended December 31, 2005 were approximately $5,651,000 as compared to $3,498,000 for the nine months ended December 31, 2004. There were no provisions reversed for the nine months ended December 31, 2005 or December 31, 2004. The primary reasons for the increase in reserves accreted during the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 was a decrease in the net charge-off percentage from 6.03% to 5.28% and an increase in the size of the portfolio.

Computer Software Business

Sales for the nine-month period ended December 31, 2005 were approximately $134,000 as compared to $155,000 for the corresponding period ended December 31, 2004, a decrease of 14%. This decrease was primarily due to lower revenue from the existing customer base during the nine-months ended December 31, 2005. Cost of sales and operating expenses increased from approximately $221,000 for the nine-month period ended December 31, 2004 to $231,000 for the corresponding period ended December 31, 2005.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to $12.4 million for the nine-month period ended December 31, 2005 from $9.7 million for the corresponding period ended December 31, 2004. This increase of 28% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest increased from 10.18% for the nine-month period ended December 31, 2004 to 11.27% for the corresponding period ended December 31, 2005.

Interest Expense

Interest expense increased from approximately $2,720,000 for the nine-month period ended December 31, 2004 to $3,161,000 for the corresponding period ended December 31, 2005. The average indebtedness for the nine-month period ended December 31, 2005 increased to $71.5 million as compared to $63.6 million for the corresponding period ended December 31, 2004. The Company’s average cost of borrowed funds increased to 5.90% for the nine months ended December 31, 2005 as compared to 5.70% for the corresponding period ended December 31, 2004.

Contract Procurement

The Company purchases Contracts in the ten states listed in the table below. The Company has been expanding its Contract procurement in Kentucky, Maryland, Virginia and Indiana. See “Future Expansion” below. The Contracts purchased by the Company are predominately for used vehicles; for the three and nine-month periods ended December 31, 2005 and 2004, less than 3% were new. As of December 31, 2005, the average model year of vehicles collateralizing the portfolio was 2000.

The amounts shown in the tables below represent information on finance receivables, net of unearned interest of Contracts purchased.

	Three months ended December 31,		Nine months ended December 31,
State	2005	2004	2005	2004
FL	$11,691,315	$10,121,741	$36,522,349	$30,643,243
GA	2,500,377	1,238,711	7,252,928	5,547,869
NC	3,069,148	2,081,482	8,971,810	6,577,416
SC	957,810	781,675	2,823,183	2,847,066
OH	3,195,775	2,064,868	9,642,396	8,635,938
MI	727,318	412,137	1,727,396	2,225,223
VA	1,793,698	1,400,228	5,463,363	4,270,114
IN	774,614	-	2,026,819	-
KY	1,162,032	234,820	2,278,537	234,820
MD	826,508	414,908	1,477,224	414,908
Total	$26,698,595	$18,750,570	$78,186,005	$61,396,597

	Three months ended December 31,		Nine months ended December 31,
Contracts	2005	2004	2005	2004
Purchases	$26,698,595	$18,750,570	$78,186,005	$61,396,597
Weighted APR	23.86%	23.65%	23.88%	23.90%
Average discount	8.90%	8.73%	8.72%	8.72%
Weighted average term (months)	45	45	45	44
Average loan	$8,829	$8,504	$8,811	$8,382
Number of Contracts	3,024	2,205	8,874	7,325

Loan Origination

The following table presents information on direct loans originated by the Company, net of unearned interest.

Direct Loans	Three months ended December 31,		Nine months ended December 31,
Originated	2005	2004	2005	2004
Originations	$2,206,382	$1,446,259	$5,958,249	$3,910,700
Weighted APR	25.57%	25.80%	25.77%	26.01%
Weighted average term (months)	28	26	28	26
Average loan	$3,274	$3,158	$3,319	$3,065
Number of loans	674	458	1,795	1,276

Analysis of Credit Losses

Because of the nature of the customers under the Company’s Contracts, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market. Each such static pool consists of the Contracts purchased by a Company branch office during a fiscal quarter. As of December 31, 2005, the Company had 658 active static pools. The average pool upon inception consisted of 72 Contracts with aggregate finance receivables, net of unearned interest, of approximately $611,000.

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

Prior to the April 1, 2005 in situations where, at the date of purchase, the dealer discount was determined to be insufficient to absorb all potential credit losses associated with a static pool, a portion of unearned income associated with the static pool was allocated to the reserve for dealer discounts. For loans purchased prior to April 1, 2005 the Company recognized revenue on the basis of interest expected to be collected, which was the gross contractual interest less amounts allocated to the reserve for dealer discounts.

Effective with loans purchased after March 31, 2005, the Company discontinued the practice of allocating a portion of unearned income to the reserve for dealer discounts. This change was made to reflect the predominate practice in the industry and improve comparability with other companies within the finance industry. Effective with loans purchased after March 31, 2005 the Company began recognizing interest income based upon the contractual rate of the loan. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the static pool, a charge to income is calculated and amortized into provision for credit losses over the life of the pool.

The change in the practice of allocating a portion of the unearned income to reserves for dealer discounts did not have a significant effect on the periodic net operating results, but rather resulted in differences in the classification of amounts within the statement of income. Both interest income and provisions for credit losses were higher for those pools acquired during the nine-month period ended December 31, 2005 than those pools acquired prior to such period. In addition, while this change has not significantly changed the net finance receivables as reported, the components of net finance receivables have changed as unearned interest as a percentage of gross Contracts has increased as a result of the change and will be followed in subsequent periods by increases in the allowance for credit losses.

Certain tabular information and the discussions pertaining to credit losses presented herein address the change in the methodology. The table below, which is reflective of the change in allocation, presents net finance receivables as a percentage of gross Contracts as of December 31, 2005 and 2004.

	December 31, 2005		December 31, 2004
		% of Gross		% of Gross
	Amount	Contracts	Amount	Contracts

Finance receivables, gross Contract	$211,198,167	100.00	$171,166,964	100.00
Unearned interest	(55,402,704)	(26.23)	(40,310,612)	(23.55)
Finance receivables, net of unearned interest	155,795,463	73.77	130,856,352	76.45

Dealer discounts	(14,758,242)	(6.99)	(17,306,489)	(10.11)
Allowance for credit losses	(7,998,578)	(3.79)	(6,561,064)	(3.83)
Finance receivables, net	$133,038,643	62.99	$106,988,799	62.51

Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then an additional charge to income through the provision is used to reestablish adequate reserves. If a static pool is fully liquidated and has any remaining reserves, the excess discounts are immediately recognized into income and the excess provision is immediately reversed during the period. For static pools not fully liquidated that are determined to have excess discounts, such excess amounts are accreted into income over the remaining life of the static pool. For static pools not fully liquidated that are deemed to have excess reserves, such excess amounts are reversed against provision for credit losses during the period. Reserves accreted into income for the three months ended December 31, 2005 were approximately $2,091,000 as compared to $1,557,000 for the three months ended December 31, 2004. Reserves accreted into income for the nine-months ended December 31, 2005 were approximately $5,651,000 as compared to $3,498,000 for the nine-months ended December 31, 2004. There were no provisions reversed for the three and nine months ended December 31, 2005 or December 31, 2004. The primary reasons for the increase in reserves accreted during the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 was a decrease in the net charge-off percentage from 6.03% to 5.28% and an increase in the size of the portfolio.

The Company experienced a lower net charge-off percentage during the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004. This resulted in static pools having reserves in excess of estimates currently needed to liquidate these pools. The Company is in the process of accreting these excess reserves from these more mature static pools over their remaining life. Static pools originated during the fiscal year ended March 31, 2005 have seen losses lower than their most recent predecessors; however, there can be no assurances that this trend will continue.

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

The following table sets forth a reconciliation of the changes in dealer discount on Contracts.

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Balance at beginning of period	$16,355,319	$17,432,841	$18,598,147	$15,377,582
Discounts acquired on new volume	2,356,995	3,101,373	6,741,659	10,132,595
Losses absorbed	(2,215,649)	(1,976,361)	(5,966,904)	(5,644,300)
Recoveries	353,071	305,387	1,036,325	938,337
Discounts accreted	(2,091,494)	(1,556,751)	(5,650,985)	(3,497,725)
Balance at end of period	$14,758,242	$17,306,489	$14,758,242	$17,306,489
Dealer discounts as a percent of
gross indirect Contracts	7.26%	10.45%	7.26%	10.45%

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Balance at beginning of period	$6,914,361	$6,312,213	$6,448,790	$5,787,764
Current period provision	1,106,958	514,119	2,259,590	1,680,596
Losses absorbed	(275,901)	(467,770)	(962,962)	(1,109,798)
Balance at end of period	$7,745,418	$6,358,562	$7,745,418	$6,358,562
Allowance as a percent of gross
indirect Contracts	3.81%	3.84%	3.81%	3.84%

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Balance at beginning of period	$227,225	$180,239	$199,653	$184,334
Current period provision	53,532	41,476	142,340	94,258
Losses absorbed	(36,685)	(24,744)	(113,047)	(98,939)
Recoveries	9,088	5,531	24,214	22,849
Balance at end of period	$253,160	$202,502	$253,160	$202,502
Allowance as a percent of gross
direct loan receivables	3.20%	3.63%	3.20%	3.63%

The average dealer discount associated with new volume for the three months ended December 31, 2005 and 2004 were 8.90% and 8.73%, respectively. The average dealer discount associated with new volume for the nine months ended December 31, 2005 and 2004 were 8.72% and 8.72%, respectively. The Company believes the average dealer discount may decrease in future pools as the result of competition in the markets the Company is currently operating in.

The provision for credit losses increased from approximately $566,000 for the three months ended December 31, 2004 to $1,172,000 for the three months ended December 31, 2005. The provision for credit losses increased from approximately $1,806,000 for the nine months ended December 31, 2004 to $2,432,000 for the nine months ended December 31, 2005. The Company’s losses as a percentage of liquidation decreased from 7.45% for the three months ended December 31, 2004 to 6.19% for the three months ended December 31, 2005. The Company’s losses as a percentage of liquidation decreased from 6.99% for the nine months ended December 31, 2004 to 5.92% for the nine months ended December 31, 2005. The Company anticipates losses as a percentage of liquidation will be in the 5-7% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the nine months ended December 31, 2005 that would have contributed to the decrease in losses.

Recoveries as a percentage of charge-offs were 17.3% and 14.1% for the three months ended December 31, 2005 and 2004, respectively. Recoveries as a percentage of charge-offs were 17.7% and 16.1% for the nine months ended December 31, 2005 and 2004, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.

Reserves accreted into income for the three months ended December 31, 2005 and 2004 were approximately $2,091,000 and $1,557,000, respectively.  Reserves accreted into income for the nine months ended December 31, 2005 and 2004 were approximately $5,651,000 and $3,498,000, respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen improvement in the performance of its Contract portfolio, more specifically, newer static pools have seen a slight decrease in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this decrease to an improvement in overall general economic conditions.

The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The Company believes its percentage of voluntary repossessions will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future. The number of bankruptcy filings by customers increased slightly during the three and nine months ended December 31, 2005 as compared to the corresponding period last year. However, the Company believes the percentage of bankruptcy filings as a percentage of active receivables will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	At December 31, 2005		At December 31, 2004
Contracts
Gross balance outstanding	$203,293,741		$165,583,890

Delinquencies
30 to 59 days	$3,438,414	1.70%	$3,056,372	1.85%
60 to 89 days	1,144,851	0.56%	706,221	0.43%
90 + days	409,335	0.20%	327,077	0.19%

Total delinquencies	$4,992,600	2.46%	$4,089,670	2.47%

Direct Loans
Gross balance outstanding	$7,904,426		$5,583,074

Delinquencies
30 to 59 days	$89,224	1.13%	$61,980	1.11%
60 to 89 days	35,969	0.46%	16,758	0.30%
90 + days	28,087	0.35%	27,475	0.49%

Total delinquencies	$153,280	1.94%	$106,213	1.90%

The delinquency percentage for Contracts more than thirty days past at December 31, 2005 was 2.46% as compared to 2.47% at December 31, 2004. The delinquency percentage for direct loans more than thirty days past due at December 31, 2005 was 1.94% as compared to 1.90% at December 31, 2004.

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

Income Taxes

The provision for income taxes increased 24% to approximately $1,670,000 for the three months ended December 31, 2005 from $1,346,000 for the three months ended December 31, 2004, primarily as a result of higher pre-tax income. The provision for income taxes increased 34% to approximately $4,676,000 for the nine months ended December 31, 2005 from $3,483,000 for the nine months ended December 31, 2004, primarily as a result of higher pre-tax income. The Company's effective tax rate increased from 37.82% for the three months ended December 31, 2004 to 38.05% for the three months ended December 31, 2005. The Company's effective tax rate increased from 37.88% for the nine months ended December 31, 2004 to 38.03% for the nine months ended December 31, 2005.

Liquidity and Capital Resources

The Company's cash flows are summarized as follows:

	Nine months ended December 31,
	2005	2004
Cash provided by (used in):
Operating activities -	$10,039,387	$7,596,724
Investing activities -
(primarily purchase of Contracts)	(22,068,234)	(11,801,646)

Financing activities	12,846,266	4,741,321

Net increase in cash	$817,419	$536,399

The Company's primary use of working capital for the nine months ended December 31, 2005 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $85.0 million Line. The Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. At December 31, 2005 the Company could borrow the lesser of $85.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 175.0 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $1.0 million. As of December 31, 2005, the amount outstanding under the Line was approximately $78.4 million and the amount available under the Line was approximately $6.6 million.

On February 1, 2006 the Company executed Amendment No. 7 to its Line increasing the total Line from $85.0 million to $100.0 million. All other terms and conditions of Amendment No. 6, dated September 14, 2005 remain in effect.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At December 31, 2005, approximately 77% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from August 2, 2006 through September 2, 2010.

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

Future Expansion

The Company currently operates a total of forty-two branch locations in ten states, including seventeen in Florida, five in Ohio, five in North Carolina, four in Georgia, three in Virginia, three in Kentucky, two in South Carolina and one in each of Michigan, Maryland and Indiana. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date none of our branches has reached this capacity.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: February 14, 2006	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President, Chief Executive Officer and Director

Date: February 14, 2006	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Sr. Vice President -Finance Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350