Form 10-K
period 2006-03-31
NICHOLAS FINANCIAL INC
filed 2006-06-29
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(727) 726-0763

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer and non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year ended March 31, 2006 were $42,676,670.

As of June 21, 2006, 9,930,481 shares of the Registrant’s Common Stock, no par value, were outstanding. The aggregate market value of the shares held by non-affiliates was approximately $105,600,000

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders currently scheduled to be held on August 9, 2006, expected to be filed with the Commission pursuant to Regulation 14A on or about July 3, 2006, are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (“collectively the Company”), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under the caption “Risk Factors” set forth in “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on retail installment sales Contracts, regulatory changes in the Company’s existing and future markets, and the Company’s ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Forms 10-Q, 8-K and 10-K and annual reports to shareholders.

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. (“Nicholas Financial”) and Nicholas Data Services, Inc., (“NDS”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing retail installment sales contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct loans and sells consumer-finance related products. NDS is engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial’s financing activities accounted for more than 99% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2006, 2005 and 2004. NDS’s activities accounted for less than 1% of consolidated revenues during the same periods.

Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the “Company”. All financial information herein is designated in United States currency.

The Company’s principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759, and its telephone number is (727) 726-0763.

Growth Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. The Company also intends to continue its expansion through a proportionate increase in its origination of direct consumer loans. The Company is currently expanding its automobile financing program in the States of Georgia, Florida, North Carolina, South Carolina, Virginia, Michigan, Ohio, Kentucky, Indiana, and Maryland. The Company has targeted certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company’s strategy is to monitor these markets and ultimately decide where and if it will open additional branch locations. The Company also continues to analyze other markets in states in which it does not currently operate. Although the Company has not made any bulk purchases of Contracts in the last five years, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

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

The Company’s automobile finance programs are currently conducted in ten states through a total of 44 branch offices, consisting of eighteen in Florida, five in each of Ohio and North Carolina, four in Georgia, three in each of Kentucky and Virginia, two in each of Maryland and South Carolina, and one in each of Michigan and Indiana. As of March 31, 2006 the Company had non-exclusive agreements with approximately 2,000 dealers, of which approximately 1,500 are active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. The dealer agreements require the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representation and warranties of the dealer.

Customers under the Contracts typically make down payments, in the form of cash or trade-in, ranging from 5% to 20% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service Contracts, accident and health insurance and/or credit life insurance, are generally financed over a period of 12 to 72 months. Accident and health insurance coverage enables the customer to make required payments under the Contract in the event the borrower becomes unable to work because of illness or accident and credit life insurance pays the borrower’s obligations under the Contract upon his or her death.

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition determines the discount that the Company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2006, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as the loss payee, with a deductible of not more than $500. Both the Company and the dealers offer purchasers of vehicles certain other “add-on products.” These products are offered by the dealer on behalf of the Company or on behalf of the dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, gap insurance, credit life insurance, credit accident and health insurance, and credit property insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract.

Contract Procurement

The Company purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 3% were for new vehicles. The average model year collateralizing the portfolio each as of March 31, 2006 and 2005 was a 2001 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

State	Maximum allowable interest rate (1)		2006	Fiscal year ended March 31, 2005	2004
Florida	18-30	%(2)	$50,382,674	$44,304,705	$38,887,398
Georgia	18-30	%(2)	10,180,952	7,949,021	8,682,016
North Carolina	18-29	%(2)	12,123,479	9,348,551	7,428,824
South Carolina		(3)	3,762,664	3,762,780	3,252,211
Ohio	25%		13,256,580	11,782,285	11,489,914
Virginia		(3)	7,689,661	5,767,526	1,536,667
Maryland	24%		2,660,706	885,941	—
Kentucky	18-25	%(2)	4,089,311	659,838	—
Michigan	25%		2,363,510	2,700,315	2,143,231
Indiana	21%		2,847,976	385,749	—

Total			$109,357,513	$87,546,711	$73,420,261

(1)	The allowable maximum interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.
(3)	Neither of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 29% per annum.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31,
Contracts	2006	2005	2004
Purchases	$109,357,513	$87,546,711	$73,420,261
Weighted APR	24.03%	24.05%	24.04%
Average discount	8.78%	8.78%	8.95%
Weighted average term (months)	45	44	44
Average loan	$8,795	$8,387	$8,121
Number of contracts	12,434	10,439	9,041

Direct Loans

The Company currently originates direct loans in Florida, Georgia and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $3,500. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a direct loan license in Ohio, South Carolina, Michigan, Kentucky, Maryland, Indiana or Virginia, and none is presently required in Georgia (as the Company currently does not make direct loans under $3,000 in that state). Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. The Company expects to make a decision in the current fiscal year on whether or not to pursue a direct loan license for Ohio. The Company does not expect to pursue a direct loan license in any other state during the current fiscal year. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s direct loan program was implemented in April 1995 and currently accounts for approximately 3% of annual consolidated revenues for the Company. As of March 31, 2006, loans made by the Company pursuant to its direct loan program constituted approximately 4% of the aggregate principal amount of the Company’s loan portfolio.

In connection with its direct loan program, the Company also offers health and accident insurance coverage and credit life insurance to customers. Customers in approximately 80% of the 2,324 direct loan transactions outstanding as of March 31, 2006 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the customer.

The following table presents selected information on direct loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31,
Direct loan originations	2006	2005	2004
Originations	$7,936,013	$5,198,638	$3,925,537
Weighted APR	25.65%	25.90%	26.27%
Weighted average term (months)	28	27	27
Average loan	$3,399	$3,168	$2,967
Number of contracts	2,335	1,641	1,323

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

After reviewing the information included in the Contract or direct loan application and taking the other factors into account, a Company employee categorizes the customer using internally developed credit classifications of “1,” indicating higher creditworthiness, through “5,” indicating lower creditworthiness. In the absence of other factors, such as a favorable payment history on a Contract held by the Company, the Company generally makes direct loans only to individuals rated in categories “3” or higher. Contracts are financed for individuals who fall within all five acceptable rating categories utilized, “1” through “5”.

Usually a customer who falls within the two highest categories is purchasing a two to four-year old, low mileage used automobile from the inventory of a new car or franchise dealer, while a customer in either of the two lowest categories is purchasing an older, high mileage automobile from an independent used automobile dealer.

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

Any account that is less than 120 days old is included on the delinquency report on the first day that the Contract is contractually past due. After an account has matured more than 120 days, it is not included on the delinquency report until it is 11 days past due. Once an account becomes 30 days past due, repossession proceedings are implemented unless the customer provides the Company with an acceptable explanation for the delinquency and displays a willingness and the ability to make the payment, and commits to a plan to return the account to current status. When an account is 60 days past due, the Company ceases recognition of income on the Contract and repossession proceedings are initiated. At 120 days delinquent, if the vehicle has not yet been repossessed, the account is written off. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. Instead, the vehicle appears on the Company’s repossession report and is sold, either at auction or to an automobile dealer.

When an account becomes delinquent, the Company immediately contacts the customer to determine the reason for the delinquency and to determine if appropriate arrangements for payment can be made. If payment arrangements acceptable to the Company can be made, the information is entered in its database and is used to generate a “Promises Report,” which is utilized by the Company’s collection staff for account follow up.

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

The Company also prepares a dealer analysis report that provides information regarding each dealer from which it purchases Contracts. This report allows the Company to analyze the volume of business done with each dealer and the terms on which it has purchased Contracts from the dealer.

The Company’s policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the Branch Manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by the applicable District Manager, it must then be approved by the Director of Loss Recovery. The repossessor delivers the vehicle to a secure location specified by the Company. The Company maintains relationships with several licensed repossession firms that repossess vehicles for fees that range from $175 to $350 for each vehicle repossessed. As required by Florida, Georgia, North Carolina, South Carolina, Ohio, Michigan, Indiana, Maryland, Kentucky and Virginia law, the customer is notified by certified letter that the vehicle has been repossessed and that to regain the vehicle, he or she must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter.

The minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses associated with the repossession incurred by the Company. If satisfactory arrangements for return of the vehicle are not made within the statutory period, the Company then sends title to the vehicle to the applicable state title transfer department, which then registers the vehicle in the name of the Company. The Company then either sells the vehicle to a dealer or has it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time the Company takes possession of a vehicle and the time it is sold to a dealer or at auction. When the Company determines that there is a reasonable likelihood of recovering part or all of any deficiency against the customer under the Contract, it pursues legal remedies available to it, including lawsuits, judgement liens and wage garnishments. Historically, the Company has recovered approximately 10-15% of deficiencies from such customers. Proceeds from the disposition of the vehicles are not included in calculating the foregoing percentage range.

Marketing and Advertising

The Company’s Contract marketing efforts currently are directed exclusively toward automobile dealers. The Company attempts to meet dealers’ needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 25-mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising, such as radio or newspaper advertisements, for the purchase of Contracts

The Company solicits customers under its direct loan program primarily through direct mailings, followed by telephone calls, to individuals who have a good credit history with the Company in connection with Contracts purchased by the Company.

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

Competition

The consumer finance industry is highly fragmented and highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources than the Company. The Company does not believe that increased competition for the purchase of Contracts will cause a material reduction in the interest rate payable by an individual purchaser of an automobile for the foreseeable future. However, increased competition for the purchase of Contracts will enable automobile dealers to shop for the best price, thereby giving rise to an erosion in the discount from the initial principal amounts at which the Company would be willing to purchase Contracts.

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

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 1,500 dealers that the Company currently has active Contractual relationships with accounted for over 1% of its business volume for any of the fiscal years ended March 31, 2006, 2005 or 2004.

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

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2006 the Company employed a total of 219 persons, three of whom work for NDS and 216 of whom work for Nicholas Financial. None of the Company’s employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Item 1A. Risk Factors

The following factors, as well as other factors not set forth below, may adversely effect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

Our profitability and future growth depend on our continued access to bank financing.

The profitability and growth of our business currently depend on our ability to access bank debt at competitive rates. We currently depend on a $100.0 million line of credit facility with a financial institution to finance our purchases of Contracts and fund our direct loans. This line of credit currently has a maturity date of November 30, 2008 and is secured by substantially all our assets. At March 31, 2006, we had approximately $82.4 million outstanding under the line of credit and approximately $17.6 million available for additional borrowing.

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

In addition, our line of credit facility requires us to comply with certain financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. Our ability to continue to meet those financial ratios and tests could be affected by events beyond our control. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under our line of credit facility. If an event of default occurs under this credit facility, the lender may take one or more of the following actions:

•	increase our borrowing costs;

•	restrict our ability to obtain additional borrowings under the facility;

•	accelerate all amounts outstanding under the facility; or

•	enforce its interests against collateral pledged under the facility.

If our lender accelerates our debt payments, our assets may not be sufficient to fully repay the debt.

We will require a significant amount of cash to service our indebtedness and meet our other liquidity needs.

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

• In addition, because we expect to continue to require substantial amounts of cash for the foreseeable future, we may seek additional debt or equity financing. The type, timing and terms of the financing we select will be dependent upon our cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. There is no assurance that any of these sources will be available to us at any given time or that on reasonable terms on which these sources may be available will be favorable. Our inability to obtain such additional financing on reasonable terms could adversely impact our ability to grow.

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

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the Contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and have entered into interest rate swap agreements relating to a portion of our outstanding debt with maturities ranging from August 2, 2006 through September 10, 2010. Each of these agreements effectively converts a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. These interest rate swap agreements may not adequately mitigate the impact of changes in interest rates, however, and we may not be able to enter into such agreements in the future.

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

Our growth and development to date have been largely dependent upon the services of Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, and Ralph T. Finkenbrink, our Chief Financial Officer and Senior Vice President. We do not maintain key-man life insurance policies on these executives. Although we believe that we have sufficient additional experienced management personnel to accommodate the loss of any key executive, the loss of services of one or both of these executives could have a material adverse effect on us.

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

Some litigation against us could take the form of class action complaints by consumers. As the assignee of Contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of actions can be substantial. The relief requested by the plaintiffs varies but may include requests for compensatory, statutory and punitive damages. No assurances can be given that we will not experience material financial losses in the future as a result of litigation and other legal proceedings.

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

Our financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that we must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which we do business. The various federal, state and local statutes, regulations, and ordinances applicable to our business govern, among other things:

•	licensing requirements;

•	requirements for maintenance of proper records;

•	payment of required fees to certain states;

•	maximum interest rates that may be charged on loans to finance new and used vehicles;

•	debt collection practices;

•	proper disclosure to customers regarding financing terms;

•	privacy regarding certain customer data;

•	interest rates on loans to customers;

•	telephone solicitation of direct loan customers; and

•	collection of debts from loan customers who have filed bankruptcy.

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

Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, and certain members of the Mahan family, including the adult children of Marvin and Ingrid Mahan, and certain entities controlled by them, owned approximately 15.6% and 10.8%, respectively, of our common stock as of June 21, 2006. As a result, they may be able to significantly influence matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such transaction.

Our stock is not heavily traded, which may limit your ability to resell your shares.

The average daily trading volume of our shares on the NASDAQ National Market for the period from April 1, 2005 through March 31, 2006 was approximately 34,500 shares. Thus, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases its Corporate Headquarters and branch office facilities. The Company’s Headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 13,500 square feet of office space. The current lease relating to this space expires in January 2010.

Each of the Company’s 44 branch offices located in Florida, Georgia, North Carolina, South Carolina, Michigan, Virginia, Ohio, Indiana, Maryland and Kentucky consists of approximately 1,200 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from two to five years at annual rates ranging from approximately $9.00 to $24.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

On April 7, 2004, the Company’s common stock began trading on the NASDAQ National Market under the symbol “NICK.” Prior to such date, the Company’s common stock was traded on the NASDAQ SmallCap System under the symbol “NICK”.

As of June 17, 2006, there were approximately 3,000 holders of record of the Company’s common stock.

The following table sets forth: (i) the high and low sales prices of the Company’s common stock for periods after April 6, 2004 as reported by the NASDAQ Stock Market and (ii) the high and low bid prices for the Company’s common stock for the period April 1, 2004, through April 6, 2004 as reported by the NASDAQ Stock Market. The over-the-counter market quotations reflect inter-dealer prices and do not include retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. All of the pricing information contained in the table below has been restated to reflect the three-for-two stock split completed on June 17, 2005.

	High	Low
Fiscal year ended March 31, 2006
First Quarter	$12.75	$10.05
Second Quarter	$11.49	$10.00
Third Quarter	$10.96	$9.84
Fourth Quarter	$13.10	$10.46

	High	Low
Fiscal year ended March 31, 2005
April 1, 2004 through April 6, 2004	$6.82	$6.00
April 7, 2004 through June 30, 2004	$8.03	$5.37
Second Quarter	$6.49	$5.78
Third Quarter	$10.01	$6.00
Fourth Quarter	$12.00	$9.39

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

On May 12, 2005 the Company’s Board of Directors approved the discontinuation of the foregoing annual cash dividend. The Company currently anticipates that all of its earnings will be retained for expansion of the Company’s business, and it does not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements, and other factors deemed relevant by the Board of Directors. In addition, the Company’s $100.0 million line of credit facility contains certain covenants which may restrict the Company’s ability to pay cash dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2006, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	756,200	$2.78	268,300
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	756,200	$2.78	268,300

Item 6. Selected Financial Data

The following tables present selected consolidated financial data as of and for the years ended March 31, 2006, 2005, 2004, 2003 and 2002. The selected consolidated financial data have been derived from our consolidated financial statements. All historical share and per share amounts have been restated to reflect the effect of the stock split for all periods presented.

You should read the selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

	Year ended March 31,
	2006	2005	2004	2003	2002
Statement of Operations Data
Interest income on finance receivables	$42,502,615	$32,582,965	$25,236,638	$22,048,535	$19,852,758
Sales	174,055	248,928	263,847	328,340	365,367

	42,676,670	32,831,893	25,500,485	22,376,875	20,218,125

Interest expense	4,332,414	3,630,267	3,851,924	3,936,042	3,898,400
Provision for credit losses	3,908,953	2,396,985	2,198,501	2,213,859	1,912,918
Salaries and employee benefits	11,326,909	8,976,912	7,028,267	5,963,038	5,166,941
Other expenses	6,068,099	4,715,026	4,032,132	3,426,354	2,969,308

	25,636,375	19,719,190	17,110,824	15,539,293	13,947,567

Operating income before income taxes	17,040,295	13,112,703	8,389,661	6,837,582	6,270,558
Income tax expense	6,480,806	5,033,008	3,176,983	2,556,188	2,338,419

Net income	$10,559,489	$8,079,695	$5,212,678	$4,281,394	$3,932,139

Earnings per share – basic:	$1.07	$0.85	$0.69	$0.57	$0.54

Weighted average shares outstanding	9,873,237	9,462,620	7,570,641	7,506,083	7,306,617

Earnings per share – diluted:	$1.01	$0.80	$0.64	$0.54	$0.50

Weighted average shares outstanding	10,474,291	10,082,694	8,128,062	7,948,809	7,895,949

Item 6. Selected Financial Data (continued)

	As of and for the Year ended March 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Total assets	$149,494,943	$120,815,441	$103,223,452	$90,036,928	$77,948,882
Finance receivables, net	140,197,738	113,708,122	97,236,516	86,178,112	76,067,387
Line of credit	82,415,917	65,330,897	67,510,290	60,160,238	53,273,426
Shareholders’ equity	58,249,175	46,757,894	27,445,593	22,090,440	18,436,333

Operating Data
Return on average assets	7.81%	7.21%	5.39%	5.09%	5.41%
Return on average equity	20.11%	21.78%	21.05%	21.13%	23.92%
Gross portfolio yield (1)	28.40%	25.20%	22.60%	22.54%	23.53%
Pre-tax yield (1)	11.45%	10.18%	7.55%	7.10%	7.55%
Total delinquencies over 30 days	1.59%	1.46%	1.55%	2.19%	2.26%
Write-off to liquidation (1)	5.44%	6.28%	8.41%	9.32%	8.62%
Net charge-off percentage (1)	4.98%	5.46%	7.26%	8.13%	7.63%

Automobile Finance Data & Direct Loan Origination
Contracts purchased/direct loans originated	$117,293,524	$92,745,349	$77,345,798	$68,076,334	$61,036,049
Average discount	8.78%	8.78%	8.95%	8.91%	8.66%
Weighted average contractual rate (1)	24.14%	24.15%	24.15%	24.31%	24.65%
Number of branch locations	42	35	29	28	23

(1)	See definitions on page 27

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a Canadian holding company incorporated under the laws of British Columbia in 1986. The Company conducts its business activities through two wholly-owned Florida corporations: Nicholas Financial, which purchases and services Contracts, makes direct loans and sells consumer-finance related products; and NDS, which supports and updates certain computer application software. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

The Company’s consolidated revenues increased for the fiscal year ended March 31, 2006 to $42.7 million as compared to $32.8 million and $25.5 million for the fiscal years ended March 31, 2005 and 2004, respectively. The Company’s consolidated net income increased for the fiscal year ended March 31, 2006 to $10.6 million compared to $8.1 million and $5.2 million for the fiscal years ended March 31, 2005 and 2004, respectively. The Company’s earnings were favorably impacted by the following: average finance receivables, net of unearned interest, increased 16% in the fiscal year ended March 31, 2006 as compared to the fiscal year ended March 31, 2005 and the Company’s net charge-off rate decreased from 5.46% for the fiscal year ended March 31, 2005 as compared to 4.98% for the fiscal year ended March 31, 2006.

Portfolio Summary	Fiscal Year ended March 31,
	2006	2005	2004
Average finance receivables, net of unearned interest (1) Average Net Finance Receivables (1)	$149,634,203	$129,292,768	$111,685,661

Average indebtedness (2)	$73,664,722	$63,697,012	$64,922,080

Finance revenue (3)	$42,502,615	$32,582,965	$25,236,638
Interest expense	4,332,414	3,630,267	3,851,924

Net finance revenue	$38,170,201	$28,952,698	$21,384,714

Weighted average contractual rate (4)	24.14%	24.15%	24.15%

Average cost of borrowed funds (2)	5.88%	5.70%	5.93%

Gross portfolio yield (5)	28.40%	25.20%	22.60%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.89%	2.81%	3.45%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	2.61%	1.85%	1.97%

Net portfolio yield (5)	22.90%	20.54%	17.18%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	11.45%	10.36%	9.63%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	11.45%	10.18%	7.55%

Write-off to liquidation (8)	5.44%	6.28%	8.41%
Net charge-off percentage (9)	4.98%	5.46%	7.26%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue does not include revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct loan program:

	At March 31, 2006		At March 31, 2005		At March 31, 2004
Contracts
Gross Balance Outstanding	$214,509,842		$176,758,883		$151,082,036

	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
Delinquencies

30 – 59 days	$2,718,246	1.27%	$1,934,136	1.10%	$1,848,735	1.22%
60 – 89 days	521,319	0.24%	408,651	0.23%	388,309	0.26%
90 + days	220,664	0.10%	249,547	0.14%	91,172	0.06%

Total Delinquencies	$3,460,229	1.61%	$2,592,334	1.47%	$2,328,216	1.54%

Direct Loans
Gross Balance Outstanding	$8,208,542		$5,627,852		$4,572,030

Delinquencies

30 – 59 days	$59,910	0.73%	$37,520	0.67%	$44,296	0.97%
60 – 89 days	16,258	0.20%	6,945	0.12%	10,371	0.22%
90 + days	10,139	0.12%	23,892	0.42%	30,451	0.67%

Total Delinquencies	$86,307	1.05%	$68,357	1.21%	$85,118	1.86%

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

Fiscal 2006 compared to Fiscal 2005

Interest Income and Loan Portfolio

Interest income on finance receivables, predominantly finance charge income, increased 30% to $42.5 million in fiscal 2006 from $32.6 million in fiscal 2005. The average finance receivables, net of unearned interest, totaled $149.6 million for the year ended March 31, 2006, an increase of 16% from $129.3 million for the year ended March 31, 2005. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of seven additional branch locations. The gross finance receivable balance increased 22% to $222.7 million at March 31, 2006 from $182.4 million at March 31, 2005. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 25.20% for the fiscal year ended March 31, 2005 to 28.40% for the fiscal year ended March 31, 2006. The net portfolio yield increased from 20.54% for the fiscal year ended March 31, 2005 to 22.90% for the fiscal year ended March 31, 2006. The gross portfolio yield increased due to a combination of a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below), together with increases in accretion of discounts due to improved portfolio performance. The net portfolio yield increased due to the above factors, net of additional provisions for credit losses required for the change in the recognition of interest and the resulting affect on credit loss provisions.

Computer Software Business

Sales for the fiscal year ended March 31, 2006 were $174,055 as compared to $248,928 for the fiscal year ended March 31, 2005, a decrease of 30%. This decrease was primarily due to lower revenue from the existing customer base during the fiscal year ended March 31, 2006. Cost of sales and operating expenses decreased from $291,702 for the fiscal year ended March 31, 2005 to $264,754 for the fiscal year ended March 31, 2006. This decrease was attributed to the decrease in sales for the fiscal year ended March 31, 2006.

Operating Expenses

Total expenses, less the provision for credit losses, interest expense and costs associated with NDS, increased to $17.1 million for the fiscal year ended March 31, 2006 from $13.4 million for the fiscal year ended March 31, 2005. This increase of 28% was primarily attributable to the additional staffing at several existing branches, increased general operating expenses and the opening of seven additional branch offices. Operating expenses as a percentage of average finance receivables, net of unearned interest, increased from 10.36% for the fiscal year ended March 31, 2005 to 11.45% for the fiscal year ended March 31, 2006.

Interest Expense

Interest expense increased from $3.6 million for the fiscal year ended March 31, 2005 as compared to $4.3 million for the fiscal year ended March 31, 2006. The average indebtedness for the fiscal year ended March 31, 2006 increased to $73.7 million as compared to $63.7 million for the fiscal year ended March 31, 2005. The average cost of borrowed funds increased from 5.70% during the fiscal year ended March 31, 2005 to 5.88% during the fiscal year ended March 31, 2006.

Analysis of Credit Losses

As of March 31, 2006, the Company had 679 active static pools. The average pool upon inception consisted of 72 Contracts with aggregate finance receivables, net of unearned interest, of approximately $617,000.

Prior to the April 1, 2005, in situations where, at the date of purchase, the dealer discount was determined to be insufficient to absorb all potential credit losses associated with a static pool, a portion of unearned income associated with the static pool was allocated to the reserve for dealer discounts. For loans purchased prior to April 1, 2005 the Company recognized revenue on the basis of interest expected to be collected, which was the gross contractual interest less amounts allocated to the reserve for dealer discounts.

Effective with loans purchased after March 31, 2005, the Company discontinued the practice of allocating a portion of unearned income to the reserve for dealer discounts. This change was made to reflect the predominate practice in the industry and improve comparability with other companies within the finance industry. Effective with loans purchased after March 31, 2005 the Company began recognizing interest income based upon the contractual rate of the loan. In situations where the discount is determined to be insufficient to absorb all potential losses associated with the static pool, a charge to income is provided into provision for credit losses over the remaining life of the pool.

The change in the practice of allocating a portion of the unearned income to reserves for dealer discounts did not have a significant effect on the periodic net operating results, but rather resulted in differences in the classification of amounts within the statement of income. Both interest income and provisions for credit losses were higher for those pools acquired during the year ended March 31, 2006 than those pools acquired prior to such period. In addition, while this change has not significantly changed the net finance receivables as reported, the components of net finance receivables have changed as unearned interest as a percentage of gross Contracts has increased as a result of the change and will be followed in subsequent periods by increases in the allowance for credit losses.

Certain tabular information and the discussions pertaining to credit losses presented herein and discussion pertaining to interest income above address the change in the methodology. The table below, which is reflective of the change in allocation, presents net finance receivables as a percentage of gross Contracts as of March 31, 2006 and 2005.

	March 31, 2006		March 31, 2005
	Amount	% of Gross Contracts	Amount	% of Gross Contracts
Finance receivables, gross Contract	$214,509,842	100.00	$176,758,883	100.00
Unearned interest	(58,245,316)	(27.15)	(42,298,636)	(23.93)

Finance receivables, net of unearned interest	156,264,526	72.85	134,460,247	76.07

Dealer discounts	(13,629,445)	(6.35)	(18,598,147)	(10.52)
Allowance for credit losses	(8,644,810)	(4.04)	(6,448,790)	(3.65)

Finance receivables, net	$133,990,271	62.46	$109,413,310	61.90

The following table sets forth a reconciliation of the changes in dealer discounts on Contracts.

	Fiscal Year ended March 31,
	2006	2005
Balance at beginning of year	$18,598,147	$15,377,582
Discounts acquired on new volume	9,486,606	14,499,829
Losses absorbed	(7,574,807)	(6,869,018)
Recoveries	1,425,967	1,278,081
Dealer discounts accreted	(8,306,468)	(5,688,327)

Balance at end of year	$13,629,445	$18,598,147

Dealer discounts as a percent of gross indirect contracts	6.35%	10.52%

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Fiscal Year ended March 31,
	2006	2005
Balance at beginning of year	$6,448,790	$5,787,764
Current period provision	3,651,148	2,238,925
Losses absorbed	(1,455,128)	(1,577,899)

Balance at end of year	$8,644,810	$6,448,790

Allowance as a percent of gross indirect contracts	4.03%	3.65%

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Fiscal Year ended March 31,
	2006	2005
Balance at beginning of year	$199,653	$184,334
Current period provision	216,837	119,266
Losses absorbed	(158,590)	(136,894)
Recoveries	35,867	32,947

Balance at end of year	$293,767	$199,653

Allowance as a percent of gross direct loan receivables	3.58%	3.55%

Reserves accreted into income for the year ended March 31, 2006 were approximately $8.3 million as compared to $5.7 million for the year ended March 31, 2005. There were no provisions reversed for the year ended March 31, 2006 or March 31, 2005. The primary reasons for the increase in reserves accreted during the year ended March 31, 2006 as compared to the year ended March 31, 2005 was a decrease in the net charge-off percentage from 5.46% to 4.98% and an increase in the size of the portfolio.

The Company experienced a lower net charge-off percentage during the year ended March 31, 2006 as compared to the year ended March 31, 2005. This resulted in static pools having reserves in excess of estimates currently needed to liquidate these pools. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen improvement in the performance of the portfolio and attributes this decrease to an improvement in overall general economic conditions. The Company is in the process of accreting these excess reserves from these more mature static pools over their remaining life.

The average dealer discount associated with new volume for the years ended March 31, 2006 and 2005 was 8.78%.

The provision for credit losses increased from $2.4 million for the year ended March 31, 2005 to $3.9 million for the year ended March 31, 2006 largely due to the change in interest recognition and the effect on provisions for credit losses on loans originated after March 31, 2005. The Company’s losses as a percentage of liquidation decreased from 6.28% for the fiscal year ended March 31, 2005 to 5.44% for the fiscal year ended March 31, 2006. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during fiscal 2006 that would have contributed to the decrease in losses.

Recoveries as a percentage of charge-offs were 18.9% and 17.7% for the fiscal years ended March 31, 2006 and 2005, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result the Company will likely experience declining recovery rates over the long term.

The U.S. unemployment rate has dropped slightly over the past year. The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The Company also analyzes bankruptcy filings, voluntary repossession rates and the results of internal branch audits to measure the credit quality of its respective branches as other tools to predict future portfolio performance. These indicators have not changed materially in the past year and the Company does not anticipate any change to reserve levels as such.

The delinquency percentage for Contracts more than thirty days past due as of March 31, 2006 increased to 1.61% from 1.47% as of March 31, 2005. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2006 decreased to 1.05% from 1.21% as of March 31, 2005. The Company does not give significant consideration to short-term trends in delinquency when evaluating reserve levels. Delinquency percentages tend to be volatile and are not necessarily an indication of future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators to future performance of the portfolio.

Income Taxes

The provision for income taxes increased 29% to approximately $6.5 million in fiscal year 2006 from approximately $5.0 million in fiscal year 2005 primarily as a result of higher pretax income. The Company’s effective tax rate decreased from 38.38% in fiscal 2005 to 38.03% in fiscal 2006.

Fiscal 2005 compared to Fiscal 2004

Interest Income and Loan Portfolio

Interest income on finance receivables, predominantly finance charge income, increased 29% to $32.6 million in fiscal 2005 from $25.2 million in fiscal 2004. The average finance receivables, net of unearned interest, were $129.3 million for the year-ended March 31, 2005, an increase of 16% from $111.7 million for the year ended March 31, 2004. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of three additional branch locations. The gross finance receivable balance increased 17% to $182.4 million at March 31, 2005 from $155.7 million at March 31, 2004. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased from 22.60% for the fiscal year ended March 31, 2004 to 25.20% for the fiscal year ended March 31, 2005. The net portfolio yield increased from 17.18% for the fiscal year ended March 31, 2004 to 20.54% for the fiscal year ended March 31, 2005. The primary reasons for the increase in the net portfolio yield were a decrease in charge-offs, and to a lesser extent a reduction in the cost of borrowed funds for the fiscal year ended March 31, 2005. The net charge-off percentage for the fiscal year ended March 31, 2005 was 5.46% as compared to 7.26% for the fiscal year ended March 31, 2004.

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

Analysis of Credit Losses

As of March 31, 2005, the Company had 583 active static pools. The average pool consists of 70 Contracts with aggregate finance receivables, net of unearned interest, of approximately $580,000. Reserves accreted into income for the year ended March 31, 2005 were approximately $5.7 million as compared to $2.5 million for the year ended March 31, 2004. The primary reason for this increase in fiscal year 2005 as compared to fiscal year 2004 was a decrease in the net charge-off rate from 7.26% to 5.46%.

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

The U.S. unemployment rate dropped slightly in fiscal 2005 as compared to 2004. As noted above, the Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company also analyzes bankruptcy filings, voluntary repossession rates and the results of internal branch audits to measure the credit quality of its respective branches as other tools to predict future portfolio performance. These indicators did not changed materially in fiscal 2005 and the Company did not change reserve levels as such.

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

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31,
	2006	2005	2004
Cash provided by (used in):

Operations	$15,481,420	$11,168,021	$7,073,745
Investing activities - (primarily purchase of Contracts)	(31,107,846)	(19,315,970)	(13,738,097)

Financing activities	16,501,989	8,043,759	7,140,825

Net increase (decrease) in cash	$875,563	$(104,190)	$476,473

The Company’s primary use of working capital during fiscal year ended March 31, 2006 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $100.0 million Line. The Line is secured by all of the assets of Nicholas Financial. The Company may borrow the lesser of $100.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of March 31, 2006, the amount outstanding under the Line was approximately $82.4 million and the amount available under the Line was approximately $17.6 million.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At March 31, 2006, approximately 73% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from August 2, 2006 through September 10, 2010.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2006.

Years ending March 31,	2007	2008	2009	2010	2011	Total
Operating leases	$1,020,000	$800,000	$576,000	$347,000	$40,000	$2,783,000
Line of credit	—	—	82,416,000	—	—	82,416,000

Total	$1,020,000	$800,000	$82,992,000	$347,000	$40,000	$85,199,000

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the year ended March 31, 2006.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this report (see pages 39-61)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicholas Financial, Inc. and subsidiaries as of March 31, 2006, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia

June 29, 2006

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2006	2005
Assets
Cash	$1,729,057	$853,494
Finance receivables, net	140,197,738	113,708,122
Accounts receivable	11,638	12,849
Assets held for resale	790,224	530,230
Prepaid expenses and other assets	570,723	507,952
Property and equipment, net	887,832	763,247
Derivatives	1,601,089	740,223
Deferred income taxes	3,706,642	3,699,324

Total assets	$149,494,943	$120,815,441

Liabilities and shareholders’ equity
Line of credit	$82,415,917	$65,330,897
Drafts payable	992,171	973,268
Notes payable—related party	—	1,000,000
Accounts payable and accrued expenses	6,064,734	4,852,787
Income taxes payable	177,557	540,899
Deferred revenues	1,595,389	1,359,696

Total liabilities	91,245,768	74,057,547

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par: 50,000,000 shares authorized; 9,912,931 and 9,840,531 shares issued and outstanding, respectively	15,525,988	15,127,922
Accumulated other comprehensive income	992,675	458,949
Retained earnings	41,730,512	31,171,023

Total shareholders’ equity	58,249,175	46,757,894

Total liabilities and shareholders’ equity	$149,494,943	$120,815,441

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended March 31,
	2006	2005	2004
Revenue:
Interest income on finance receivables	$42,502,615	$32,582,965	$25,236,638
Sales	174,055	248,928	263,847

	42,676,670	32,831,893	25,500,485
Expenses:
Cost of sales	45,230	64,556	66,193
Marketing	1,242,337	878,194	865,930
Salaries and employee benefits	11,326,909	8,976,912	7,028,267
Administrative	4,445,274	3,550,523	2,889,884
Provision for credit losses	3,908,953	2,396,985	2,198,501
Depreciation	335,258	221,753	210,125
Interest expense	4,332,414	3,630,267	3,851,924

	25,636,375	19,719,190	17,110,824

Operating income before income taxes	17,040,295	13,112,703	8,389,661
Income tax expense	6,480,806	5,033,008	3,176,983

Net income	$10,559,489	$8,079,695	$5,212,678

Earnings per share:
Basic	$1.07	$0.85	$0.69

Diluted	$1.01	$0.80	$0.64

Dividends declared per share	$—	$0.07	$0.07

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at March 31, 2003	7,509,031	$4,452,693	$(1,402,345)	$19,040,092	$22,090,440
Issuance of common stock under stock options	118,901	175,698	—	—	175,698
Dividends paid	—	—	—	(507,985)	(507,985)
Income tax benefit on exercise of non-qualified stock options	—	137,759	—	—	137,759
Net income	—	—	—	5,212,678	5,212,678
Mark to market – interest rate swaps	—	—	337,003	—	337,003

Balance at March 31, 2004	7,627,932	4,766,150	(1,065,342)	23,744,785	27,445,593

Issuance of common stock under stock options	112,599	155,172	—	—	155,172
Issuance of common stock	2,100,000	10,416,000	—	—	10,416,000
Offering costs	—	(518,670)	—	—	(518,670)
Dividends paid	—	—	—	(653,457)	(653,457)
Income tax benefit on exercise of non-qualified stock options	—	309,270	—	—	309,270
Net income	—	—	—	8,079,695	8,079,695
Mark to market – interest rate swaps	—	—	1,524,291	—	1,524,291

Balance at March 31, 2005	9,840,531	15,127,922	458,949	31,171,023	46,757,894

Issuance of common stock under stock options	72,400	115,700	—	—	115,700
Income tax benefit on exercise of non-qualified stock options	—	282,366	—	—	282,366
Net income	—	—	—	10,559,489	10,559,489
Mark to market – interest rate swaps	—	—	533,726	—	533,726

Balance at March 31, 2006	9,912,931	$15,525,988	$992,675	$41,730,512	$58,249,175

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$10,559,489	$8,079,695	$5,212,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	335,258	221,753	210,125
Gain on sale of property and equipment	(10,560)	(9,400)	—
Provision for credit losses	3,908,953	2,396,985	2,198,501
Deferred income taxes	(334,458)	(1,272,447)	(1,268,778)
Changes in operating assets and liabilities:
Accounts receivable	1,211	(926)	4,305
Prepaid expenses and other assets	(62,771)	(37,476)	(152,991)
Accounts payable and accrued expenses	1,211,947	1,087,743	694,168
Income taxes payable	(363,342)	415,281	19,743
Deferred revenues	235,693	286,813	155,994

Net cash provided by operating activities	15,481,420	11,168,021	7,073,745

Cash flows from investing activities:
Purchase and origination of finance contracts	(104,824,762)	(82,630,379)	(68,920,330)
Principal payments received	74,426,193	63,761,788	55,663,425
Increase in assets held for resale	(259,994)	(37,341)	(173,101)
Purchase of property and equipment	(487,283)	(419,438)	(308,091)
Proceed from sale of property and equipment	38,000	9,400	—

Net cash used in investing activities	(31,107,846)	(19,315,970)	(13,738,097)

Cash flows from financing activities:
(Repayment) issuance of notes payable—related party	(1,000,000)	318,470	(127,080)
Net proceeds (repayment) from line of credit	17,085,020	(2,179,393)	7,350,052
Increase in drafts payable	18,903	62,167	246,581
Payment of dividends	—	(653,457)	(507,985)
Proceeds from exercise of stock options and income tax benefit related thereto	398,066	464,442	313,457
Proceeds from issuance of common stock	—	10,416,000	—
Payment of offering costs	—	(384,470)	(134,200)

Net cash provided by financing activities	16,501,989	8,043,759	7,140,825

Net increase (decrease) in cash	875,563	(104,190)	476,473
Cash, beginning of year	853,494	957,684	481,211

Cash, end of year	$1,729,057	$853,494	$957,684

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (NDS) and Nicholas Financial, Inc. (NFI). NDS is engaged principally in the development, marketing and support of computer application software. NFI is engaged principally in providing installment sales financing. Both NDS and NFI are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States.

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

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

Automobiles	3 years
Equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of lease term or 7 years

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses

The allowance for loan losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). In addition to the allowance for loan losses, a reserve for credit losses has been established using dealer discounts to absorb potential credit losses. To the extent actual credit losses exceed these reserves, a bad debt provision is recorded; and to the extent credit losses are less than the reserve, the reserve is accreted into income over the remaining estimated life of the static pool. The Company aggregates Contracts into static pools consisting of Contracts purchased during a three-month period for each branch location. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. As conditions change, the Company’s level of provisioning and/or allowance may change as well.

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

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of March 31, 2006, 2005 and 2004 the amount of gross finance receivables not accruing interest was approximately $768,000, $689,000 and $520,000, respectively.

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

The Company attributes its entire dealer discount to a reserve for credit losses. The Company’s net fees charged for processing a loan are recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method. After the analysis of purchase date accounting is complete, any uncollectable amounts would be contemplated in estimating the allowance for loan losses.

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

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options. Basic and diluted earnings per share have been computed as follows:

	Year ended March 31,
	2006	2005	2004
Numerator for earnings per share – net income	$10,559,489	$8,079,695	$5,212,678

Denominator:
Denominator for basic earnings per share – weighted average shares	9,873,237	9,462,620	7,570,641
Effect of dilutive securities:
Employee stock options	601,054	620,074	557,421

Denominator for diluted earnings per share	10,474,291	10,082,694	8,128,062

Earnings per share – basic	$1.07	$0.85	$0.69

Earnings per share – diluted	$1.01	$0.80	$0.64

Stock Option Accounting

As permitted under Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transaction and Disclosure” which amended SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to or above the market value of the underlying common stock on the date of grant.

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

The Company’s financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash. The Company operates in ten states through its forty-two branch locations. Florida represents 51% of the finance receivables total as of March 31, 2006. Ohio and North Carolina represent 11% and 10% respectively, of the finance receivables total as of March 31, 2006. Of the remaining seven states, no one state represents more than 9% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses which, when realized, have been within the range of management’s expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral. From time to time the Company maintains deposits with banks which exceed the $100,000 Federal Deposit Insurance Corporation insured limit. Historically, the Company has not experienced any loss of cash due to such concentration of credit risk.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant of these estimates relates to the determination of the allowance for credit losses and related reserves. Actual results could differ from those estimates.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed entirely of the fair value of cash flow hedges, net of the related tax effect.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 2006, 2005 and 2004 was approximately $6,901,000, $5,581,000 and $4,288,000, respectively. Cash paid for interest for the years ended March 31, 2006, 2005 and 2004 was approximately $4,242,000, $3,637,000 and $3,755,000, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivatives

Derivatives are accounted for under SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The Company does not use derivative instruments for speculative purposes.

Recent Accounting Pronouncements

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payments”, hereafter referred to as SFAS No. 123(R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), which superseded APB 25, “Accounting for Stock Issued to Employees” (APB 25), and amends SFAS No. 95, “Statement of Cash Flows”. The provisions of SFAS No. 123(R) require all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company will adopt SFAS No. 123(R) on April 1, 2006, the required effective date, using the “modified prospective” method permitted by the statement and will value future grants of stock options using the Black Scholes valuation method.

Under the “modified prospective” method stock-based compensation is recognized under the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of SFAS No. 123(R) and for the non-vested portion of share-based payments granted prior to the adoption of SFAS No. 123(R). Under SFAS No. 123(R) compensation for non-vested share-based payments granted prior to adoption shall continue to be calculated as disclosed under SFAS No. 123, except that the effect of forfeitures is required to be estimated rather than considered as forfeitures occur.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

As permitted by SFAS No. 123, the Company currently values employee stock-based payments using APB 25’s intrinsic value method. Accordingly, the Company generally recognizes no compensation cost related to such payments but does provide pro forma disclosure of the effect on net income and earnings per share of applying the fair value provisions of SFAS No. 123 to such payments granted.

The effect of adoption of SFAS No. 123(R) on future operating results will depend on the levels of share-based payments granted in the future, the groups of employees to whom the awards are granted, the terms of any future awards, as well as the final methods and assumptions used to determine the fair value of those share-based payments. Presently, the Company estimates that the recognition of compensation cost for the non-vested portion of share-based payments granted prior to the adoption of SFAS No. 123(R) will be immaterial for future reporting periods.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140”. This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The adoption of SFAS No. 155 is not expected to have a significant impact on the consolidated financial statements.

In March 2006, The FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets.” This statement addresses the accounting for recognized servicing assets and servicing liabilities related to certain transfers of the servicer’s financial assets and for acquisitions or assumptions of obligations to service financial assets that do not relate to the financial assets of the servicer and its related parties. This statement requires that all recognized servicing assets and servicing liabilities are initially measured at fair value, and subsequently measured at either fair value or by applying an amortization method for each class of recognized servicing assets and servicing liabilities. SFAS No. 156 is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a significant impact on the consolidated financial statements.

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

The Company charges-off receivables when an individual account has become more than 120 days contractually delinquent. In the event of repossession the charge-off will occur in the month in which the vehicle was repossessed.

Consumer automobile finance installment contracts are included in finance receivables and are detailed as follows as of March 31:

	2006	2005
Finance receivables, gross contract	$214,509,842	$176,758,883
Unearned interest	(58,245,316)	(42,298,636)

Finance receivables, net of unearned interest	156,264,526	134,460,247

Dealer discounts	(13,629,445)	(18,598,147)
Allowance for credit losses	(8,644,810)	(6,448,790)

Finance receivables, net	$133,990,271	$109,413,310

The terms of the receivables range from 12 to 72 months and bear a weighted average effective interest rate of 24% for both 2006 and 2005, respectively.

Direct consumer loans are also included in finance receivables and are detailed as follows for the years ended March 31:

	2006	2005
Direct loans, gross contract	$8,208,542	$5,627,852
Unearned interest	(1,707,308)	(1,133,387)

Finance receivables, net of unearned interest	6,501,234	4,494,465

Allowance for credit losses	(293,767)	(199,653)

Finance receivables, net	$6,207,467	$4,294,812

The terms of the receivables range from 6 to 48 months and bear a weighted average effective interest rate of 25% for both 2006 and 2005, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in dealer discounts for the years ended March 31:

	2006	2005	2004
Balance at beginning of year	$18,598,147	$15,377,582	$12,394,089
Discounts acquired on new volume	9,486,606	14,499,829	12,019,745
Losses absorbed	(7,574,807)	(6,869,018)	(7,867,889)
Recoveries	1,425,967	1,278,081	1,153,505
Dealer discounts accreted	(8,306,468)	(5,688,327)	(2,321,868)

Balance at end of year	$13,629,445	$18,598,147	$15,377,582

The following table sets forth a reconciliation of the changes in the allowance for credit losses on consumer automobile finance installment contracts for the years ended March 31:

	2006	2005	2004
Balance at beginning of year	$6,448,790	$5,787,764	$5,428,681
Current year provision	3,651,148	2,238,925	1,805,038
Losses absorbed	(1,455,128)	(1,577,899)	(1,445,955)

Balance at end of year	$8,644,810	$6,448,790	$5,787,764

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the years ended March 31:

	2006	2005	2004
Balance at beginning of year	$199,653	$184,334	$176,126
Current year provision	216,837	119,266	154,861
Losses absorbed	(158,590)	(136,894)	(176,367)
Recoveries	35,867	32,947	29,714

Balance at end of year	$293,767	$199,653	$184,334

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Property and Equipment

Property and equipment as of March 31, 2006 and 2005 is summarized as follows:

	Cost	Accumulated Depreciation	Net Book Value
2006
Automobiles	$561,774	$299,612	$262,162
Equipment	463,222	265,645	197,577
Furniture and fixtures	387,710	210,298	177,412
Leasehold improvements	564,275	313,594	250,681

	$1,976,981	$1,089,149	$887,832

2005
Automobiles	$403,011	$216,061	$186,950
Equipment	653,593	485,197	168,396
Furniture and fixtures	350,995	189,045	161,950
Leasehold improvements	454,411	208,460	245,951

	$1,862,010	$1,098,763	$763,247

5. Line of Credit

The Company has a $100,000,000 line of credit facility (the Line) which expires on November 30, 2008. The Company may borrow the lesser of the $100,000,000 or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate. Prime rate based borrowings are generally less than $5,000,000. Pledged as collateral for this credit facility are all of the assets of the Company. As of March 31, 2006 the outstanding amount of the credit facility was approximately $82,400,000 and the amount available under the line of credit was approximately $17,600,000. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of March 31, 2006, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Notes Payable—Related Party

The Company had unsecured notes payable to the President and Chief Executive Officer totaling $0 and $1,000,000 at March 31, 2006 and 2005, respectively. On March 9, 2006 the note was called, then the principal balance of the note of $600,000 and remaining interest due was paid in full. For fiscal year 2006, the notes bear a variable interest rate equal to the average cost of borrowed funds for the Company plus twenty-five basis points (6.10% at March 9, 2006). For fiscal year 2005, the notes had an average interest rate of 5.94%.

The Company incurred interest expense on the above notes of approximately $37,000, $60,000 and $62,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

7. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. At March 31, 2006, $60,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements which are detailed as follows:

Date Entered	Effective Date	Notional Amount	Fixed Rate Of Interest	Maturity Date
January 6, 2003	April 2, 2003	10,000,000	3.35%	April 2, 2007
January 31, 2003	August 1, 2003	10,000,000	3.20%	August 2, 2006
February 26, 2003	May 17, 2004	10,000,000	3.91%	May 19, 2008
March 11, 2004	October 5, 2004	10,000,000	3.64%	October 5, 2009
January 18, 2005	July 2, 2005	10,000,000	4.38%	July 2, 2010
September 13, 2005	September 13, 2005	10,000,000	4.46%	September 10, 2010

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

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Derivatives and Hedging (continued)

Each swap agreement has identical terms to the critical terms of the hedged item and meets each condition in SFAS No.133 for utilization of the short-cut method to assess the effectiveness of the swap agreement in hedging the variability of interest payments on the floating rate borrowings under the Line. The short-cut method presumes that there is no hedge ineffectiveness if all such applicable conditions are met and the critical terms of the hedge and the hedged item do not change. During the life of each hedge, the critical terms of the hedge and the hedged item did not change. Accordingly, the Company did not have any gain or loss from hedge ineffectiveness.

The Company records net gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Under the swap agreements, the Company received an average variable rate of 3.83%, 1.79% and 3.41% and paid an average fixed rate of 3.75%, 3.71% and 5.93% for the years ended March 31, 2006 2005 and 2004, respectively. The interest rate swaps are recorded at fair value, approximately $1,601,000 and $740,000 as of March 31, 2006 and 2005, respectively, in the caption derivatives on the balance sheet. Accumulated other comprehensive income at March 31, 2006 and 2005 of approximately $993,000 and $459,000, respectively, represents the after-tax effect of the derivative gains.

The following table reconciles net income with comprehensive income for the years ended March 31:

	2006	2005	2004
Net income	$10,559,489	$8,079,695	$5,212,678
Mark to market – interest rate swaps (net of tax of $327,140, $927,325 and $171,084, respectively)	533,726	1,524,291	337,003

Comprehensive income	$11,093,215	$9,603,986	$5,549,681

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	2006	2005	2004
Current:
Federal	$5,898,010	$5,372,912	$3,788,256
State	917,254	932,543	657,505

Total current	6,815,264	6,305,455	4,445,761

Deferred:
Federal	(289,444)	(1,084,260)	(1,081,132)
State	(45,014)	(188,187)	(187,646)

Total deferred	(334,458)	(1,272,447)	(1,268,778)

Income tax expense	$6,480,806	$5,033,008	$3,176,983

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	2006	2005
Allowance for credit losses not currently deductible for tax purposes	$4,304,429	$3,987,983
Derivatives	(608,414)	(281,274)
Other items	10,627	(7,385)

	$3,706,642	$3,699,324

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons for the years ended March 31:

	2006	2005	2004
Provision for income taxes at federal statutory rate	$5,930,468	$4,458,319	$2,852,485
Increase resulting from:
State income taxes, net of federal benefit	568,703	482,986	343,373
Other	(18,365)	91,703	(18,875)

	$6,480,806	$5,033,008	$3,176,983

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Stock Options

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees. The Company is authorized to grant options for up to 1,410,000 common shares under the SIP, of which 268,300 shares are available for future granting at March 31, 2006. Of the 268,300 shares remaining available for future grants 250,000 shares are available for directors and 18,300 shares are available for employees. Options currently granted by the Company generally vest over a five-year period.

The fair value method uses the Black-Scholes option-pricing model to determine compensation expense associated with the Company’s options. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year ended March 31,
	2006	2005	2004
Reported net income	$10,559,489	$8,079,695	$5,212,678
Stock based employee compensation cost under the fair value method, net of tax	78,977	62,496	47,598

Pro forma net income	$10,480,512	$8,017,199	$5,165,080

Reported basic earnings per share	$1.07	$0.85	$0.69

Pro forma basic earnings per share	$1.06	$0.85	$0.68

Reported diluted earnings per share	$1.01	$0.80	$0.64

Pro forma diluted earnings per share	$1.00	$0.80	$0.64

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended March 31,
	2006	2005	2004
Risk-free interest rate	4.02%	3.90%	3.71%
Weighted average expected remaining term	6 years	5 years	4 years
Expected volatility	34%	32%	32%
Expected dividend yield	0.00%	1.10%	1.28%

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Stock Options (continued)

A summary of the status of the SIP as of March 31, 2006, 2005 and 2004 and changes during the years then ended are presented below:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	788,850	$2.26	848,199	$1.89	885,399	$1.47
Granted	48,000	10.35	71,250	6.15	93,000	5.33
Exercised	(72,400)	1.60	(112,599)	1.38	(118,901)	1.44
Canceled/expired	(8,250)	8.05	(18,000)	5.36	(11,299)	2.24

Outstanding—end of year	756,200	2.78	788,850	2.26	848,199	1.89

Exercisable—end of year	604,350	$1.77	613,500	$1.53	670,600	$1.38

Weighted-average fair value of options granted during the year		$4.83		$2.16		$1.78

The following summarizes information about stock options outstanding at March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Currently Exercisable
				Options	Weighted Average Exercise Price
$1.00 to 1.50	258,200	$1.13	2.18 years	258,200	$1.13
1.50 to 1.99	228,100	1.61	3.66 years	228,100	1.61
2.00 to 2.99	86,400	2.25	5.32 years	71,400	2.26
4.00 to 4.99	38,000	4.40	7.40 years	18,800	4.45
6.00 to 6.99	101,250	6.12	8.19 years	27,850	6.12
10.00 to 10.99	44,250	10.35	9.12 years	—	—

Total	756,200	$2.78	4.46 years	604,350	$1.77

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

11. Employee Benefit Plans

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the years ended March 31, 2006, 2005 and 2004, the Company recorded expenses of approximately $187,000, $83,000 and $101,000, respectively, related to this plan.

12. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Year ending March 31:
2007	$1,020,100
2008	800,083
2009	575,950
2010	346,923
2011	39,530

$2,782,586

Rent expense for the years ended March 31, 2006, 2005 and 2004 was approximately $1,021,000, $815,000 and $661,000, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, in the opinion of management, would have a material adverse affect on the Company’s financial position.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Quarterly Results of Operations (Unaudited)

	Year ended March 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$9,160,391	$10,238,720	$11,107,248	$12,170,311
Interest expense	980,553	1,058,479	1,122,358	1,171,024
Provision for credit losses	428,025	832,009	1,172,108	1,476,811
Non-interest expense	3,896,497	4,294,336	4,424,535	4,779,640

Income before income taxes	3,855,316	4,053,896	4,388,247	4,742,836
Income taxes	1,461,488	1,544,720	1,669,917	1,804,681

Net income	$2,393,828	$2,509,176	$2,718,330	$2,938,155

Earnings per share - basic	$0.24	$0.25	$0.28	$0.30

Earnings per share - diluted	$0.23	$0.24	$0.26	$0.28

	Year ended March 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$7,276,655	$7,833,665	$8,540,711	$9,180,862
Interest expense	915,320	894,764	909,468	910,715
Provision for credit losses	580,846	659,599	565,758	590,782
Non-interest expense	3,155,683	3,269,588	3,505,532	3,761,135

Income before income taxes	2,624,806	3,009,714	3,559,953	3,918,230
Income taxes	992,414	1,144,042	1,346,306	1,550,246

Net income	$1,632,392	$1,865,672	$2,213,647	$2,367,984

Earnings per share - basic	$0.19	$0.19	$0.23	$0.24

Earnings per share - diluted	$0.18	$0.18	$0.21	$0.23

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this Report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

There have been no changes during the fourth quarter of the year ended March 31, 2006 in the Company’s internal control over financial reporting that were identified in connection with management’s evaluation described above and have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information set forth under the caption “Proposal 1: Election of Directors,” “Board of Directors,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and Information Circular, dated on or about July 3, 2006, for the 2006 Annual General Meeting of Members of the Company to be held August 9, 2006 (the “Proxy Statement”), in the Proxy Statement is incorporated herein by reference.

The Company has adopted a written code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics is filed as Exhibit 14 to this Report. A copy of the code of ethics is also posted on the Company’s web site at www.nicholasfinancial.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information on the Company’s web site.

Item 11. Executive Compensation

The information set forth under the captions “Proposal 2: Approval of Nicholas Financial, Inc. Equity Incentive Plan,” “Executive Officers and Compensation” and “Board of Directors – Directors Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Voting Shares and Ownership of Management and Principal Holders” and “Executive Officers and Compensation – Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Proposal 4: Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

(3) Exhibits

See Part II, Item 8, for the index of financial statements. All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

Exhibit No.	Description
3	Memorandum and Articles, as amended, of Nicholas Financial, Inc. (1)

4	Form of Common Stock Certificate (2)

10.1	Amended and Restated Loan and Security Agreement, dated August 1, 2000 (3)

10.2	Amendment No. 1 to Loan Agreement, dated March 16, 2001 (4)

10.3	Amendment No. 2 to Loan Agreement, dated July 31, 2001 (5)

10.4.1	Amendment No. 3 to Loan Agreement, dated June 27, 2002 (6)

10.4.2	Amendment No. 4 to Loan Agreement, dated June 30, 2004 (7)

10.4.3	Amendment No. 5 to Loan Agreement, dated March 31, 2005 (8)

10.4.4	Amendment No. 6 to Loan Agreement, dated March 31, 2005 (9)

10.4.5	Amendment No. 7 to Loan Agreement, dated March 31, 2005

10.5	Employee Stock Option Plan (10)

10.6	Non-Employee Director Stock Option Plan (11)

10.7	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance (12)

10.8	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer (13)

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.10	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto) (14)

10.11	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions (15)

10.12	Nicholas Financial, Inc. Equity Incentive Plan (16)

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers (17)

21	Subsidiaries of Nicholas Financial, Inc. (18)

23.1	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

(1)	Incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004
(2)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the fiscal quarter ended June 30, 2004, as filed with the SEC on August 16, 2004.
(8)	Incorporated by reference to Exhibit 10.4.3 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005.
(9)	Incorporated by reference to Exhibit 10.4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 11, 2005.
(10)	Incorporated by reference to Exhibit 4 to the Company’s Form S-8 filed with the SEC on June 30, 1999 (SEC File. No. 333-81967).
(11)	Incorporated by reference to Exhibit 4 to the Company’s Form S-8 filed with the SEC on June 30, 1999 (SEC File. No. 333-81961).
(12)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(13)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(14)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.
(15)	Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.
(16)	Incorporated by reference to Appendix A of the Company’s Proxy Materials filed with the SEC on June 30, 2006
(17)	Incorporated by reference to Exhibit 14 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005.
(18)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
Dated: June 29, 2006
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter L. Vosotas	Chairman of the Board, Chief Executive Officer, President and Director
Peter L. Vosotas		June 29, 2006

/s/ Ralph T. Finkenbrink	Sr. Vice President – Finance Chief Financial Officer and Director	June 29, 2006
Ralph T. Finkenbrink

/s/ Stephen Bragin	Director	June 29, 2006
Stephen Bragin

/s/ Alton R. Neal	Director	June 29, 2006
Alton R. Neal

/s/ Scott Fink	Director	June 29, 2006
Scott Fink