Form 10-Q
period 2006-06-30
NICHOLAS FINANCIAL INC
filed 2006-08-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of July 31, 2006, the registrant had 9,931,481 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2006	March 31, 2006
	(Unaudited)
Assets
Cash	$3,626,375	$1,729,057
Finance receivables, net	144,577,856	140,197,738
Accounts receivable	3,127	11,638
Assets held for resale	959,670	790,224
Prepaid expenses and other assets	545,375	570,723
Property and equipment, net	898,809	887,832
Derivatives	1,801,557	1,601,089
Deferred income taxes	3,909,348	3,706,642

Total assets	$156,322,117	$149,494,943

Liabilities
Line of credit	$84,015,605	$82,415,917
Drafts payable	985,480	992,171
Accounts payable and accrued expenses	6,204,613	6,064,734
Income taxes payable	1,950,694	177,557
Deferred revenues	1,625,725	1,595,389

Total liabilities	94,782,117	91,245,768

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par: 50,000,000 shares authorized; 9,930,481 and 9,912,931 shares issued and outstanding, respectively	15,665,242	15,525,988
Accumulated other comprehensive income	1,114,803	992,675
Retained earnings	44,759,955	41,730,512

Total shareholders’ equity	61,540,000	58,249,175

Total liabilities and shareholders’ equity	$156,322,117	$149,494,943

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2006	2005
Revenue:
Interest income on finance receivables	$11,295,006	$9,109,701
Sales	33,868	50,690

	11,328,874	9,160,391

Expenses:
Cost of sales	1,017	12,371
Marketing	291,576	251,255
Salaries and employee benefits	2,866,244	2,634,298
Administrative	1,110,658	924,909
Provision for credit losses	810,002	428,025
Depreciation	86,988	73,664
Interest expense	1,260,203	980,553

	6,426,688	5,305,075

Operating income before income taxes	4,902,186	3,855,316

Income tax expense:
Current	2,153,789	1,644,764
Deferred	(281,046)	(183,276)

	1,872,743	1,461,488

Net income	$3,029,443	$2,393,828

Earnings per share:
Basic	$0.31	$0.24

Diluted	$0.29	$0.23

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$3,029,443	$2,393,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,988	73,664
Gain on sale of property and equipment	(5,140)	(10,560)
Provision for credit losses	810,002	428,025
Deferred income taxes	(281,046)	(183,276)
Share-based compensation	30,390	—
Changes in operating assets and liabilities:
Accounts receivable	8,511	4,131
Prepaid expenses and other assets	25,348	(29,143)
Accounts payable and accrued expenses	139,879	474,512
Income taxes payable	1,773,137	1,006,016
Deferred revenues	30,336	66,663

Net cash provided by operating activities	5,647,848	4,223,860

Cash flows from investing activities
Purchase and origination of finance contracts	(25,896,709)	(22,876,250)
Principal payments received	20,706,589	18,066,368
Increase in assets held for resale	(169,446)	(162,197)
Purchase of property and equipment	(97,965)	(130,379)
Proceeds from sale of property and equipment	5,140	38,000

Net cash used in investing activities	(5,452,391)	(5,064,458)

Cash flows from financing activities
Repayment of notes payable – related party	—	(400,000)
Net proceeds from line of credit	1,599,688	1,711,217
Decrease in drafts payable	(6,691)	(38,665)
Proceeds from exercise of stock options and income tax benefit related thereto	108,864	156,360

Net cash provided by financing activities	1,701,861	1,428,912

Net increase in cash	1,897,318	588,314

Cash, beginning of period	1,729,057	853,494

Cash, end of period	$3,626,375	$1,441,808

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2006, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 as filed with the Securities and Exchange Commission on June 29, 2006.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in our prior-period condensed consolidated financial statements and notes have been reclassified to conform to the current-period presentation.

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2006	2005
Numerator for earnings per share – net income	$3,029,443	$2,393,828

Denominator:
Denominator for basic earnings per share – weighted average shares	9,915,226	9,851,657
Effect of dilutive securities:
Stock options	367,751	630,116

Denominator for diluted earnings per share	10,282,977	10,481,773

Earnings per share – basic	$0.31	$0.24

Earnings per share – diluted	$0.29	$0.23

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	June 30, 2006	March 31, 2006
Finance receivables, gross contract	$229,572,648	$222,718,384
Unearned interest	(62,591,324)	(59,952,624)

Finance receivables, net of unearned interest	166,981,324	162,765,760
Dealer discounts	(13,087,317)	(13,629,445)
Allowance for credit losses	(9,316,151)	(8,938,577)

Finance receivables, net	$144,577,856	$140,197,738

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of 24% for the three months ended June 30, 2006.

5. Line of Credit

At June 30, 2006 the Company had an $100.0 million line of credit facility (the Line) expiring on November 30, 2008. The Company may borrow the lesser of $100.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. As of June 30, 2006, $84.0 million of borrowings under the Line used LIBOR plus 175.0 basis points pricing options. The remainder of the borrowings under the Line used the prime rate plus 37.5 basis points pricing option. The prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line, related party debt and the effect of the interest rate swap agreements (see note 7), amounted to 6.06% for the three-month period ended June 30, 2006 as compared to 5.86% for the three-month period ended June 30, 2005. Pledged as collateral for this credit facility are all of the assets of the Company’s subsidiary, Nicholas Financial, Inc. As of June 30, 2006, the amount outstanding under the Line was approximately $84.0 million and the amount available under the Line was approximately $16.0 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of June 30, 2006, the Company was in full compliance with all debt covenants.

6. Notes Payable - Related Party

The Company had unsecured notes payable to the President and Chief Executive Officer at June 30, 2005 totaling $600,000. For the three months ended June 30, 2005 the notes bore a variable interest rate equal to the average cost of borrowed funds for the Company plus 25.0 basis points, 5.95% at June 30, 2005. The Company incurred interest expense on the above notes of approximately $11,000 for the three months ended June 30, 2005. The interest rate was recalculated every three months and the notes were due upon thirty-day demand. The notes were called in on February 7, 2006 and paid in full on March 9, 2006.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. At June 30, 2006, $60,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements which are detailed as follows:

Date Entered	Effective Date	Notional Amount	Fixed Rate Of Interest	Maturity Date
January 6, 2003	April 2, 2003	$10,000,000	3.35%	April 2, 2007
January 31, 2003	August 1, 2003	$10,000,000	3.20%	August 2, 2006
February 26, 2003	May 17, 2004	$10,000,000	3.91%	May 19, 2008
March 11, 2004	October 5, 2004	$10,000,000	3.64%	October 5, 2009
January 18, 2005	July 5, 2005	$10,000,000	4.38%	July 2, 2010
September 9, 2005	September 13, 2005	$10,000,000	4.46%	September 2, 2010

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

Each swap agreement has identical terms to the critical terms of the hedged item and meets each condition in Statement of Financial Accounting Standards (“SFAS”) No.133 for utilization of the short-cut method to assess the effectiveness of the swap agreement in hedging the variability of interest payments on the floating rate borrowings under the Line. The short-cut method presumes there is no hedge ineffectiveness if all such applicable conditions are met and the critical terms of the hedge and the hedged item do not change. During the life of each hedge, the critical terms of the hedge and the hedged item did not change. Accordingly, the Company did not have any gain or loss from hedge ineffectiveness.

The Company records net gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Under the swap agreements, the Company received an average variable rate of 4.99% and 3.03% for the three months ended June 30, 2006 and 2005, respectively. During the same period the Company paid an average fixed rate of 3.82% and 3.59%, respectively. The interest rate swaps are recorded at fair value, approximately $1,802,000 and $1,601,000 as of June 30 and March 31, 2006, respectively, in the caption derivatives on the condensed consolidated balance sheet. Accumulated other comprehensive income at June 30 and March 31, 2006 of approximately $1,115,000 and $993,000, respectively, represents the after-tax effect of the derivative gains.

The following table reconciles net income with comprehensive income.

	Three months ended June 30,
	2006	2005
Net income	$3,029,443	$2,393,828
Mark to market interest rate swaps (net of tax expense of $78,340 and tax benefit of $224,208)	122,128	(365,841)

Comprehensive income	$3,151,571	$2,027,987

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Stock Options

At June 30, 2006, the Company has two share-based compensation plans which were implemented in 1998 and are described more fully below. Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments”, hereafter referred to as SFAS No. 123(R), which revises SFAS No. 123 “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123(R) also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123(R) using the modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

As of June 30, 2006, under the Employee Stock Option Plan and Non-Employee Director Stock Option Plan (collectively the “plans”) the Board of Directors is authorized to grant options for up to 1,410,000 common shares, of which 22,500 and 250,000 shares were remaining available for future grants to employees and directors, respectively. Options currently granted under the Employee Stock Option Plan and Non-Employee Director Stock Option Plan generally vest ratably over a five and three-year period, respectively and generally have a maximum contractual term of 10 years. Dividends, if any, are not paid on unexercised options. The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the plans.

The Company continues to estimate the fair market value of each option award using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the option grant. Expected volatility is based upon the historical volatility for the previous period equal to the expected term of the option. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon the current yield on date of grant. No post-vesting restrictions exist for these options.

A summary of option activity under the plans as of June 30, 2006, and changes during the three-month period then ended is presented below.

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options	Shares
Outstanding at March 31, 2006	756,200	$2.78
Granted	—	$—
Exercised	(17,550)	$1.83
Forfeited	(4,200)	$8.02

Outstanding at June 30, 2006	734,450	$2.77	4.21	$7,554,578

Exercisable at June 30, 2006	595,050	$1.90	3.37	$6,639,905

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Stock Options (continued)

No options were granted for the three months ended June 30, 2006. Accordingly the compensation cost charged against income (included in salaries and employee benefits) relates solely to the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company granted 48,000 stock options during the three months ended June 30, 2005 with a fair value of $4.84 per option. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 were approximately $197,000 and $314,000, respectively.

Cash received from option exercises during the three months ended June 30, 2006 and 2005 totaled approximately $32,000 and $34,000, respectively. Related income tax benefits during the same periods totaled approximately $77,000 and $122,000, respectively. Such amounts are included in proceeds from exercise of stock options and income tax benefit related thereto cash flows from financing activities in the condensed consolidated statement of cash flows.

During the three months ended June 30, 2006, a total of 4,200 stock options previously granted pursuant to the Employee Stock Option Plan were forfeited at exercise prices ranging from $2.20 to $10.35 per share. During the same period 17,550 stock options previously granted pursuant to the Employee Stock Option Plan were exercised at exercise prices ranging from $1.13 to $6.13 per share. During the three months ended June 30, 2006 no stock options were granted, canceled or exercised pursuant to the Non-Employee Director Stock Option Plan.

The following table presents a summary of the status of non-vested options under the plans as of June 30, 2006, and changes during the three-month period then ended.

Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2006	151,850	$2.80
Granted	—	—
Vested	(8,250)	$4.84
Forfeited	(4,200)	$3.68

Non-vested at June 30, 2006	139,400	$2.65

As of June 30, 2006 there was approximately $290,000 of unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of approximately 3 years.

For purposes of disclosure pursuant to SFAS No. 123 and for recognition pursuant to SFAS No. 123(R) the estimated fair value of option awards is amortized over the options requisite service period (the vesting period) using the straight line method. The adoption of SFAS No. 123(R) and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed by APB No. 25. For the three months ended June 30, 2006 total compensation cost for share-based payments recognized in income and the tax benefit related thereto were approximately $30,000 and $11,000, respectively. The effect (increase (decrease)) of the adoption of SFAS No. 123(R) is as follows:

Operating income before income taxes	$(30,390)

Net income	$(18,781)

Earnings per share:
Basic	$—

Diluted	$—

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Stock Options (continued)

The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provision of SFAS No 123(R) to options granted under the plans to the three-month period ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the award’s vesting period.

Reported net income	$2,393,828
Fair value impact of stock-based compensation not reported in net income, net of tax	14,003

Pro forma net income	$2,379,825

Earnings per share:
Reported basic	$0.24

Pro forma basic	$0.24

Reported diluted	$0.23

Pro forma diluted	$0.23

The following table illustrates the assumptions for the Black-Scholes option pricing model used in determining the fair value of options granted to employees during the three-month period ended June 30, 2005.

Risk-free interest rate	4.02%
Expected term	7 years
Historical volatility	34.00%
Dividend yield	—

9. Subsequent Events

On August 9, 2006 the Company’s shareholders approved the Nicholas Financial, Inc. Equity Incentive Plan (the “New Equity Plan”) for employees and non-employee directors. The New Equity Plan replaced the plans implemented in 1998. The New Equity Plan provides for share awards including stock options, restricted stock awards and performance share awards. Under the New Equity plan the Board of Directors is authorized to grant total share awards for up to 975,000 common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report on Form 10-Q contains various statements, other than those concerning historical information, that are based on management’s beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words “anticipate”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company’s existing and future markets, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statement. You should also consult factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Form 10-K, 10-Q, 8-K and annual reports to shareholders.

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

Introduction

Consolidated net income increased to $3.0 million for the three-month period ended June 30, 2006 as compared to $2.4 million for corresponding period ended June 30, 2005. Earnings were favorably impacted by an increase in the outstanding loan portfolio and historically low charge-off performance. The Company’s software subsidiary, Nicholas Data Services (NDS), did not contribute significantly to consolidated operations in the three months ended June 30, 2006 or 2005.

	Three months ended June 30,
Portfolio Summary	2006	2005
Average finance receivables, net of unearned interest (1)	$165,158,209	$140,718,177

Average indebtedness (2)	$83,155,951	$66,986,506

Finance revenue (3)	$11,295,006	$9,109,701
Interest expense	1,260,203	980,553

Net finance revenue	$10,034,803	$8,129,148

Weighted average contractual rate (4)	24.14%	24.12%

Average cost of borrowed funds (2)	6.06%	5.86%

Gross portfolio yield (5)	27.35%	25.90%

Interest expense as a percentage of average finance receivables, net of unearned interest	3.05%	2.79%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	1.96%	1.22%

Net portfolio yield (5)	22.34%	21.89%

Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.45%	10.83%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	11.89%	11.06%

Write-off to liquidation (8)	5.04%	5.03%
Net charge-off percentage (9)	4.70%	4.44%

Note: All three-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue does not include revenue generated by NDS. See “Computer Software Business” caption below for details on NDS revenue during the period.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See “Computer Software Business” caption below for details on NDS operating expenses during the period.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 24% to approximately $11.3 million for the three-month period ended June 30, 2006, from $9.1 million for the corresponding period ended June 30, 2005. Average finance receivables, net of unearned interest equaled approximately $165.2 million for the three-month period ended June 30, 2006, an increase of 17% from $140.7 million for the corresponding period ended June 30, 2005. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of additional branch locations. The gross finance receivable balance increased 21% to approximately $229.6 million at June 30, 2006 from $189.5 million at June 30, 2005. The primary reason interest income increased was the increase in the outstanding loan portfolio.

The gross portfolio yield increased from 25.90% for the three-month period ended June 30, 2005 to 27.35% for the three-month period ended June 30, 2006. The gross portfolio yield increased primarily due to a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below), net of decreases in accretion of discounts. Reserves accreted into income for the three-month period ended June 30, 2006 were approximately $1.2 million as compared to $1.6 million for the corresponding period ended June 30, 2005.

The net portfolio yield increased from 21.89% for the three-month period ended June 30, 2005 to 22.34% for the corresponding period ended June 30, 2006. The net portfolio yield increased due to the above factors, net of additional provisions for credit losses required for the change in the recognition of interest (see discussion under “Analysis of Credit Losses” below) and the resulting affect on the provision for credit losses. The provision increased from approximately $428,000 for the three-month period ended June 30, 2005 to $810,000 for the corresponding period ended June 30, 2006 for credit losses. The increase in the provision is net of provisions reversed for the three-month period ended June 30, 2006 which totaled approximately $416,000. No provisions were reversed during the three months ended June 30, 2005. The reversal of provisions previously recorded was due to the historically low charge-off performance experienced by the portfolio during the three months ended June 30, 2006.

Computer Software Business

Sales for the three-month period ended June 30, 2006 were approximately $34,000 as compared to $51,000 for the corresponding period ended June 30, 2005, a decrease of 33%. This decrease was primarily due to lower revenue from the existing customer base during the period ended June 30, 2006. Cost of sales and operating expenses decreased to approximately $42,000 for the three-month period ended June 30, 2006 from $87,000 for the three-month period ended June 30, 2005. The primary reason for the decrease was a reduction in operating costs associated with NDS.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to approximately $4.3 million for the three-month period ended June 30, 2006 from $3.8 million for the corresponding period ended June 30, 2005. This increase of 13% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest decreased to 10.45% for the three-month period ended June 30, 2006 from 10.83% for the three-month period ended June 30, 2005. The primary reason for the decrease was the increase in average finance receivables, net of unearned interest.

Interest Expense

Interest expense increased to approximately $1,300,000 for the three-month period ended June 30, 2006 from $981,000 for the three-month period ended June 30, 2005. The average indebtedness for the three-month period ended June 30, 2006 increased to approximately $83.2 million as compared to $67.0 million for the corresponding period ended June 30, 2005. The Company’s average cost of borrowed funds increased to 6.06% for the three-month period ended June 30, 2006 as compared to 5.86% for the corresponding period ended June 30, 2005.

Contract Procurement

The Company purchases Contracts in the eleven states listed in the table below. The Company has been expanding its Contract procurement in Florida, Ohio, North Carolina, Georgia, Virginia, Kentucky, South Carolina, Maryland, Michigan, Indiana and Alabama. See “Future Expansion” below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended June 30, 2006 and 2005, less than 3% were new. As of June 30, 2006, the average model year of vehicles collateralizing the portfolio was 2000.

The tables below presents selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended June 30,
State	2006	2005
FL	$13,947,906	$11,819,021
GA	2,151,239	1,933,043
NC	2,778,846	2,591,591
SC	735,880	815,727
OH	3,366,347	3,098,464
MI	454,436	357,375
VA	1,680,165	1,585,678
IN	414,155	513,168
KY	993,783	433,092
MD	883,058	274,803
AL	34,523	—

Total	$27,440,338	$23,421,962

	Three months ended June 30,
Contracts	2006	2005
Purchases	$27,440,338	$23,421,962
Weighted APR	24.03%	23.99%
Average discount	8.55%	8.55%
Weighted average term (months)	46	45
Average loan	$9,018	$8,704
Number of Contracts	3,043	2,691

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

Direct Loans Originated	Three months ended June 30,
	2006	2005
Originations	$2,408,586	$1,914,631
Weighted APR	25.42%	25.73%
Weighted average term (months)	31	28
Average loan	$3,506	$3,419
Number of loans	687	560

Analysis of Credit Losses

As of June 30, 2006, the Company had 719 active static pools. The average pool upon inception consisted of 69 Contracts with aggregate finance receivables, net of unearned interest, of approximately $602,000.

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

The change in the practice of allocating a portion of the unearned income to reserves for dealer discounts did not have a significant effect on the periodic net operating results, but rather resulted in differences in the classification of amounts within the statement of income. Both interest income and provisions for credit losses were higher for those pools acquired since March 31, 2005 than those pools previously acquired. In addition, while this change has not significantly changed the net finance receivables as reported, the components of net finance receivables have changed as unearned interest as a percentage of gross Contracts has increased as a result of the change and will be followed in subsequent periods by increases in the allowance for credit losses.

Certain tabular information and the discussions pertaining to credit losses presented herein address the change in the methodology. The table below, which is reflective of the change in allocation, presents net finance receivables as a percentage of gross Contracts as of June 30, 2006 and 2005.

	June 30, 2006		June 30, 2005
	Amount	% of Gross Contracts	Amount	% of Gross Contracts
Finance receivables, gross contract	$229,572,648	100.00	$189,504,014	100.00
Unearned interest	(62,591,324)	(27.26)	(47,021,293)	(24.81)

Finance receivables, net of unearned interest	166,981,324	72.74	142,482,721	75.19

Dealer discounts	(13,087,317)	(5.70)	(17,893,618)	(9.44)
Allowance for credit losses	(9,316,151)	(4.06)	(6,499,124)	(3.43)

Finance receivables, net	$144,577,856	62.98	$118,089,979	62.32

The following table sets forth a reconciliation of the changes in dealer discounts on Contracts.

	Three months ended June 30,
	2006	2005
Balance at beginning of period	$13,629,445	$18,598,147
Discounts acquired on new volume	2,320,375	1,965,210
Losses absorbed	(1,982,447)	(1,399,975)
Recoveries	390,192	362,679
Discounts accreted	(1,270,248)	(1,632,443)

Balance at end of period	$13,087,317	$17,893,618

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended June 30,
	2006	2005
Balance at beginning of period	$8,644,810	$6,448,790
Current period provision	736,779	381,607
Losses absorbed	(357,763)	(542,067)

Balance at end of period	$9,023,826	$6,288,330

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended June 30,
	2006	2005
Balance at beginning of period	$293,767	$199,653
Current period provision	55,830	39,518
Losses absorbed	(66,385)	(36,894)
Recoveries	9,113	8,517

Balance at end of period	$292,325	$210,794

Reserves accreted into income for the three-month period ended June 30, 2006 were approximately $1.3 million as compared to $1.6 million for the corresponding period ended June 30, 2005. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen improvement in the performance of its Contract portfolio, more specifically, newer static pools have seen a slight decrease in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this decrease to an improvement in overall general economic conditions. Provisions reversed for the three-month period ended June 30, 2006 totaled $416,000. No provisions were reversed during the three months ended June 30, 2005. The reversal of provisions previously recorded was due to the charge-off performance of the portfolio being more favorable than initially estimated for the three months ended June 30, 2006.

Although the Company experienced a higher net charge-off percentage of 4.70% during the three-month period ended June 30, 2006 as compared to 4.44% for the corresponding period ended June 30, 2005, the charge-off percentage experienced remains at historically low levels. This resulted in static pools having reserves in excess of estimates currently needed to liquidate these pools. The Company is in the process of accreting these excess reserves from these more mature static pools over their remaining life. Static pools originated during the fiscal year ended March 31, 2006 have experienced lower losses than initially estimated; however, there can be no assurances that this trend will continue.

The average dealer discount associated with new volume for the three months ended June 30, 2006 and 2005 were 8.55% and 8.55%, respectively. The Company believes the average dealer discount may decrease in future pools as the result of competition in the markets the Company is currently operating in.

The provision for credit losses increased from approximately $428,000 for the three months ended June 30, 2005 to $810,000 for the three months ended June 30, 2006. The Company’s losses as a percentage of liquidation increased from 5.03% for the three months ended June 30, 2005 to 5.04% for the three months ended June 30, 2006. The Company anticipates losses as a percentage of liquidation will be in the 5-8% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three months ended June 30, 2006 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs were 19% and 21% for the three months ended June 30, 2006 and 2005, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.

The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The Company believes its percentage of voluntary repossessions will stabilize in the current fiscal year, and as a result, management believes that the Company’s current reserve levels are adequate for the foreseeable future. The number of bankruptcy filings by customers during the three months ended June 30, 2006 remained consistent with recent reporting periods.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	June 30, 2006		June 30, 2005
Contracts
Gross balance outstanding	$220,467,207		$183,005,750

Delinquencies
30 to 59 days	$3,336,681	1.51%	$2,440,862	1.33%
60 to 89 days	1,202,325	0.55%	649,406	0.35%
90 + days	353,185	0.16%	174,630	0.10%

Total delinquencies	$4,892,191	2.22%	$3,264,898	1.78%

Direct Loans
Gross balance outstanding	$9,105,441		$6,498,264

Delinquencies
30 to 59 days	$73,073	0.80%	$70,102	1.08%
60 to 89 days	32,056	0.35%	28,183	0.43%
90 + days	9,500	0.11%	14,144	0.22%

Total delinquencies	$114,629	1.26%	$112,429	1.73%

The delinquency percentage for Contracts more than thirty days past at June 30, 2006 was 2.22% as compared to 1.78% at June 30, 2005. The delinquency percentage for direct loans more than thirty days past due at June 30, 2006 was 1.26% as compared to 1.73% at June 30, 2005.

The Company does not give significant consideration to short-term trends in delinquency percentages when evaluating reserve levels. However, the Company believes delinquency trends over several reporting periods are more useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. The Company utilizes internal branch audits as an indication of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators.

Income Taxes

The provision for income taxes was approximately $1.9 million and $1.5 million for the three months ended June 30, 2006 and 2005, respectively. The Company’s effective tax rate increased from 37.91% for the three months ended June 30, 2005 to 38.20% for the three months ended June 30, 2006.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30,
	2006	2005
Cash provided by (used in):
Operating activities	$5,647,848	$4,223,860
Investing activities (primarily purchase of Contracts)	(5,452,391)	(5,064,458)
Financing activities	1,701,861	1,428,912

Net increase in cash	$1,897,318	$588,314

The Company’s primary use of working capital for the three months ended June 30, 2006 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $100.0 million Line. The Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. At June 30, 2006 the Company could borrow the lesser of $100.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 175.0 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. As of June 30, 2006, the amount outstanding under the Line was approximately $84.0 million and the amount available under the Line was approximately $16.0 million.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At June 30, 2006, approximately 71% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from August 2, 2006 through September 2, 2010.

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

Future Expansion

The Company currently operates a total of forty-four branch locations in ten states, including eighteen in Florida, five in Ohio, five in North Carolina, four in Georgia, three in Virginia, three in Kentucky, two in South Carolina, two in Maryland and one in each of Michigan and Indiana. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date none of our branches has reached this capacity.

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

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140”. This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a significant impact on the consolidated financial statements.

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

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on our consolidated financial statements.

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

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the periods ended June 30, 2006 and 2005.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: August 14, 2006	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 14, 2006	/s/ Ralph T. Finkenbrink
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