Form 10-Q
period 2006-09-30
NICHOLAS FINANCIAL INC
filed 2006-11-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of October 31, 2006, the registrant had 9,931,481 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2006	March 31, 2006
	(Unaudited)
Assets
Cash	$1,732,922	$1,729,057
Finance receivables, net	150,544,293	140,197,738
Accounts receivable	9,273	11,638
Assets held for resale	1,148,576	790,224
Prepaid expenses and other assets	1,037,777	570,723
Property and equipment, net	1,042,293	887,832
Derivatives	999,286	1,601,089
Deferred income taxes	3,879,078	3,706,642

Total assets	$160,393,498	$149,494,943

Liabilities
Line of credit	$87,073,246	$82,415,917
Drafts payable	1,001,182	992,171
Accounts payable and accrued expenses	6,867,658	6,064,734
Income taxes payable	—	177,557
Deferred revenues	1,540,204	1,595,389

Total liabilities	96,482,290	91,245,768

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—	—

Common stock, no par: 50,000,000 shares authorized; 9,931,481 and 9,912,931 shares issued and outstanding, respectively	15,764,247	15,525,988
Accumulated other comprehensive income	618,582	992,675
Retained earnings	47,528,379	41,730,512

Total shareholders’ equity	63,911,208	58,249,175

Total liabilities and shareholders’ equity	$160,393,498	$149,494,943

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue:
Interest income on finance receivables	$11,573,987	$10,197,903	$22,868,993	$19,307,604
Sales	32,747	40,817	66,615	91,507

	11,606,734	10,238,720	22,935,608	19,399,111
Expenses:
Cost of sales	4,385	9,913	5,402	22,284
Marketing	329,811	293,594	621,387	544,849
Salaries and employee benefits	3,067,434	2,678,672	5,809,519	5,312,970
Administrative	1,416,548	1,229,562	2,651,364	2,154,471
Provision for credit losses	852,451	832,009	1,662,453	1,260,034
Depreciation	91,953	82,595	178,942	156,259
Interest expense	1,362,691	1,058,479	2,622,894	2,039,032

	7,125,273	6,184,824	13,551,961	11,489,899

Operating income before income taxes	4,481,461	4,053,896	9,383,647	7,909,212

Income tax expense:
Current	1,376,717	1,535,649	3,530,506	3,180,413
Deferred	336,320	9,071	55,274	(174,205)

	1,713,037	1,544,720	3,585,780	3,006,208

Net income	$2,768,424	$2,509,176	$5,797,867	$4,903,004

Earnings per share:
Basic	$0.28	$0.25	$0.58	$0.50

Diluted	$0.27	$0.24	$0.56	$0.47

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$5,797,867	$4,903,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,942	156,259
Gain on sale of property and equipment	(16,640)	(14,366)
Provision for credit losses	1,662,453	1,260,034
Deferred income taxes	55,274	(174,205)
Share-based compensation	122,801	—
Changes in operating assets and liabilities:
Accounts receivable	2,365	4,347
Prepaid expenses and other assets	(467,054)	(388,653)
Accounts payable and accrued expenses	802,924	599,463
Income taxes payable	(177,557)	(540,899)
Deferred revenues	(55,185)	148,904

Net cash provided by operating activities	7,906,190	5,953,888

Cash flows from investing activities
Purchase and origination of finance contracts	(53,758,395)	(48,054,207)
Principal payments received	41,749,387	34,360,812
Increase in assets held for resale	(358,352)	(306,459)
Purchase of property and equipment	(333,403)	(245,610)
Proceeds from sale of property and equipment	16,640	38,000

Net cash used in investing activities	(12,684,123)	(14,207,464)

Cash flows from financing activities
Repayment of notes payable – related party	—	(400,000)
Net proceeds from line of credit	4,657,329	8,823,070
Increase in drafts payable	9,011	59,779
Proceeds from exercise of stock options and income tax benefit related thereto	115,458	159,660

Net cash provided by financing activities	4,781,798	8,642,509

Net increase in cash	3,865	388,933
Cash, beginning of period	1,729,057	853,494

Cash, end of period	$1,732,922	$1,242,427

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Numerator for earnings per share – net income	$2,768,424	$2,509,176	$5,797,867	$4,903,004

Denominator:
Denominator for basic earnings per share – weighted average shares	9,931,144	9,871,183	9,923,229	9,861,474

Effect of dilutive securities:
Stock options and other share awards	362,248	595,428	365,970	612,941

Denominator for diluted earnings per share	10,293,392	10,466,611	10,289,199	10,474,415

Earnings per share – basic	$0.28	$0.25	$0.58	$0.50

Earnings per share – diluted	$0.27	$0.24	$0.56	$0.47

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	September 30, 2006	March 31, 2006
Finance receivables, gross contract	$237,193,476	$222,718,384
Unearned interest	(65,217,551)	(59,952,624)

Finance receivables, net of unearned interest	171,975,925	162,765,760

Dealer discounts	(11,559,119)	(13,629,445)
Allowance for credit losses	(9,872,513)	(8,938,577)

Finance receivables, net	$150,544,293	$140,197,738

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of 24% for the three and six months ended September 30, 2006.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Line of Credit

At September 30, 2006 the Company had an $100.0 million line of credit facility (the Line) expiring on November 30, 2008. The Company may borrow the lesser of $100.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. As of September 30, 2006, $85.0 million of borrowings under the Line used LIBOR plus 175.0 basis points pricing options. The remainder of the borrowings under the Line used the prime rate plus 37.5 basis points pricing option. The prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line, related party debt and the effect of the interest rate swap agreements (see note 7), amounted to 6.41% and 6.24% for the three and six months ended September 30, 2006, respectively, as compared to 5.90% and 5.84% for the three and six month period ended September 30, 2005, respectively. Pledged as collateral for this credit facility are all of the assets of the Company’s subsidiary, Nicholas Financial, Inc. As of September 30, 2006, the amount outstanding under the Line was approximately $87.1 million and the amount available under the Line was approximately $12.9 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of September 30, 2006, the Company was in full compliance with all debt covenants.

6. Notes Payable - Related Party

The Company had unsecured notes payable to the President and Chief Executive Officer at September 30, 2005 totaling $600,000. For the three and six months ended September 30, 2005 the notes bore a variable interest rate equal to the average cost of borrowed funds for the Company plus 25.0 basis points, 6.11% at September 30, 2005. The Company incurred interest expense on the above notes of approximately $9,300 and $20,400 for the three and six months ended September 30, 2005, respectively. The interest rate was recalculated every three months and the notes were due upon thirty-day demand. The notes were called in on February 7, 2006 and paid in full on March 9, 2006.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. At September 30, 2006, $50,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements which are detailed as follows:

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

The Company records net gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Under the swap agreements, the Company received an average variable rate of 5.36% and 3.53% for the three months ended September 30, 2006 and 2005, respectively. During the same period the Company paid an average fixed rate of 3.90% and 3.73%, respectively. Under the swap agreements, the Company received an average variable rate of 5.18% and 3.28% for the six months ended September 30, 2006 and 2005, respectively. During the same period the Company paid an average fixed rate of 3.86% and 3.66%, respectively. The interest rate swaps are recorded at fair value, approximately $999,000 and $1,601,000 as of September 30 and March 31, 2006, respectively, in the caption derivatives on the condensed consolidated balance sheet. Accumulated other comprehensive income at September 30 and March 31, 2006 of approximately $619,000 and $993,000, respectively, represents the after-tax effect of the derivative gains.

The following table reconciles net income with comprehensive income.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Net Income	$2,768,424	$2,509,176	$5,797,867	$4,903,004

Mark to market interest rate swaps, net of tax benefit (expense) of $305,950, ($258,603), $227,710 and ($34,396), respectively	(496,221)	421,933	(374,093)	56,092

Comprehensive income	$2,272,203	$2,931,109	$5,423,774	$4,959,096

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Share-Based Payments

The Company has share awards outstanding under three share-based compensation plans (the “Equity Plans”). Under the 1998 Employee Stock Option Plan and Non-Employee Director Stock Option Plan (collectively the “1998 Plans”) the Board of Directors was authorized to grant option awards for up to 1,410,000 common shares to employees and directors. On August 9, 2006 the Company’s shareholders approved the Nicholas Financial, Inc. Equity Incentive Plan (the “2006 Plan”) for employees and non-employee directors. Under the 2006 Plan the Board of Directors is authorized to grant total share awards for up to 975,000 common shares. The 2006 Plan replaced the 1998 Plans; accordingly no additional option awards may be granted under the 1998 Plans. In addition to option awards, the 2006 Plan provides for restricted stock and performance share awards.

Option awards previously granted to employees and directors under the 1998 Plans generally vest ratably based on service over a five and three-year period, respectively and generally have a contractual term of 10 years. Dividends, if any, are not paid on unexercised options. Vesting and contractual terms for option awards under the 2006 Plan are essentially the same as those of the 1998 Plans. Restricted stock awards generally cliff vest over a three-year period based on service conditions. The vesting of performance share awards is contingent upon the attainment of company-wide performance goals including annual revenue growth and operating income targets. There are no post-vesting restrictions for share awards.

The Company funds share awards from authorized but unissued shares and does not purchase shares to fulfill the obligations of the plans. Dividends, if any, are not paid on unvested performance shares or unexercised options, but are paid on unvested restricted stock awards.

Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments”, hereafter referred to as SFAS No. 123(R), which revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123(R) also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

The Company estimates the fair market value of each option award using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the options. Expected volatility is based upon the historical volatility for the previous period equal to the expected term of the options. The expected term is based upon the average life of previously issued options. The expected dividend yield is based upon the current yield on date of grant.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Share-Based Payments (continued)

A summary of share award activity under the Equity Plans as of September 30, 2006, and changes during the six-month period then ended is presented below.

	Share Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	756,200	$2.78
Granted	39,000	$—
Exercised	(18,550)	$1.85
Forfeited	(10,700)	$7.56

Outstanding at September 30, 2006	765,950	$2.59	3.82	$8,600,749

Exercisable at September 30, 2006	629,350	$2.02	3.30	$7,424,445

The Company granted 39,000 and 48,000 share awards with a fair value of $13.95 and $4.84 during the six months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2006 and 2005 was approximately $220,000 and $337,000, respectively.

Cash received from options exercised during the six months ended September 30, 2006 and 2005 totaled approximately $34,000 and $37,000, respectively. Related income tax benefits during the same periods totaled approximately $81,000 and $122,000, respectively. Such amounts are included in proceeds from exercise of stock options and income tax benefit related thereto under cash flows from financing activities in the condensed consolidated statements of cash flows.

During the six months ended September 30, 2006, 10,700 options were forfeited at exercise prices ranging from $2.20 to $10.35 per share. During the same period 18,550 options were exercised at exercise prices ranging from $1.13 to $6.13 per share.

The following table presents a summary of the status of non-vested share awards under the Equity Plans as of September 30, 2006, and changes during the six-month period then ended.

	Share Awards	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2006	151,850	$2.80
Granted	39,000	$13.95
Vested	(43,550)	$2.19
Forfeited	(10,700)	$3.45

Non-vested at September 30, 2006	136,600	$6.12

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Share-Based Payments (continued)

As of September 30, 2006 there was approximately $686,000 of unrecognized compensation cost related to non-vested awards granted under the Equity Plans, which is expected to be recognized over a weighted-average period of approximately 3 years.

For purposes of disclosure pursuant to SFAS No. 123 and for recognition pursuant to SFAS No. 123(R) the estimated fair value of share awards is amortized over the awards requisite service period (the vesting period) using the straight line method. The adoption of SFAS No. 123(R) and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed by APB No. 25. For the six months ended September 30, 2006 total compensation cost for share-based payments recognized in income and the tax benefit related thereto were approximately $123,000 and $47,000, respectively. The adoption of SFAS No. 123(R) decreased reported amounts as follows for the six months ended September 30, 2006.

Operating income before income taxes	$(122,801)

Net income	$(75,875)

Earnings per share:
Basic	$(0.01)

Diluted	$(0.01)

The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to options granted under the plans to the three and six-month periods ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the award’s vesting period.

	Three months ended September 30, 2005	Six months ended September 30, 2005
Reported net income	$2,509,176	$4,903,004
Fair value impact of stock-based compensation not reported in net income, net of tax	13,183	27,186

Pro forma net income	$2,495,993	$4,875,818

Earnings per share:
Reported basic	$0.25	$0.50

Pro forma basic	$0.25	$0.50

Reported diluted	$0.24	$0.47

Pro forma diluted	$0.24	$0.47

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

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for losses on loans. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and, for loans acquired prior to April 1, 2005, a portion of unearned income and a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

Introduction

Consolidated net income increased to $2.8 million for the three-month period ended September 30, 2006 as compared to $2.5 million for corresponding period ended September 30, 2005. Consolidated net income increased to $5.8 million for the six-month period ended September 30, 2006 as compared to $4.9 million for corresponding period ended September 30, 2005. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company’s software subsidiary, Nicholas Data Services (NDS), did not contribute significantly to consolidated operations in the three or six months ended September 30, 2006 or 2005.

Portfolio Summary	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Average finance receivables, net of unearned interest (1)	$169,312,348	$146,973,291	$167,235,278	$144,471,462

Average indebtedness (2)	$85,041,313	$71,747,445	$84,098,632	$69,843,069

Finance revenue (3)	$11,573,987	$10,197,903	$22,868,993	$19,307,604
Interest expense	1,362,691	1,058,479	2,622,894	2,039,032

Net finance revenue	$10,211,296	$9,139,424	$20,246,099	$17,268,572

Weighted average contractual rate (4)	23.92%	23.92%	24.03%	24.02%

Average cost of borrowed funds (2)	6.41%	5.90%	6.24%	5.84%

Gross portfolio yield (5)	27.34%	27.75%	27.35%	26.73%
Interest expense as a percentage of average finance receivables, net of unearned interest	3.22%	2.88%	3.14%	2.82%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	2.01%	2.26%	1.99%	1.74%

Net portfolio yield (5)	22.11%	22.61%	22.22%	22.17%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	11.50%	11.46%	10.98%	11.10%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	10.61%	11.15%	11.24%	11.07%

Write-off to liquidation (8)	7.65%	6.48%	6.37%	5.77%
Net charge-off percentage (9)	7.26%	5.83%	6.00%	5.13%

Note: All three-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue does not include revenue generated by NDS. See “Computer Software Business” caption below for details on NDS revenue during the period.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See “Computer Software Business” caption below for details on NDS operating expenses during the period.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income increased 13% to approximately $11.6 million for the three-month period ended September 30, 2006, from $10.2 million for the corresponding period ended September 30, 2005. Average finance receivables, net of unearned interest equaled approximately $169.3 million for the three-month period ended September 30, 2006, an increase of 15% from $147.0 million for the corresponding period ended September 30, 2005. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of additional branch locations. The gross finance receivable balance increased 18% to approximately $237.2 million at September 30, 2006 from $201.6 million at September 30, 2005. The primary reason interest income increased was the increase in the outstanding loan portfolio.

The gross portfolio yield was relatively constant at 27.34% for the three-month period ended September 30, 2006 as compared to 27.75% for the three-month period ended September 30, 2005. Reserves accreted into income for the three-month period ended September 30, 2006 were approximately $1.1 million as compared to $1.9 million for the corresponding period ended September 30, 2005.

The net portfolio yield decreased from 22.61% for the three-month period ended September 30, 2005 to 22.11% for the corresponding period ended September 30, 2006. The net portfolio yield decrease is primarily attributable to the decrease in the gross portfolio yield.

The provision increased from approximately $832,000 for the three-month period ended September 30, 2005 to $852,000 for the corresponding period ended September 30, 2006 for credit losses. The increase in the provision is net of provisions reversed for the three-month period ended September 30, 2006, which totaled approximately $201,000. No provisions were reversed during the three months ended September 30, 2005. The reversal of provisions previously recorded was due to the charge-off performance of static pools originated from April 2005 thru September 2005.

Computer Software Business

Sales for the three-month period ended September 30, 2006 were approximately $33,000 as compared to $41,000 for the corresponding period ended September 30, 2005, a decrease of 20%. This decrease was primarily due to lower revenue from the existing customer base during the period ended September 30, 2006. Cost of sales and operating expenses decreased to approximately $44,000 for the three-month period ended September 30, 2006 from $84,000 for the three-month period ended September 30, 2005. The primary reason for the decrease was the reduction in the number of employees during the respective periods. Three of the remaining five employees of Nicholas Data Services were re-allocated to the Company’s finance subsidiary, Nicholas Financial.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to approximately $4.9 million for the three-month period ended September 30, 2006 from $4.2 million for the corresponding period ended September 30, 2005. This increase of 16% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest increased to 11.50% for the three-month period ended September 30, 2006 from 11.46% for the three-month period ended September 30, 2005.

Interest Expense

Interest expense increased to approximately $1,363,000 for the three-month period ended September 30, 2006 from $1,058,000 for the three-month period ended September 30, 2005. The average indebtedness for the three-month period ended September 30, 2006 increased to approximately $85.0 million as compared to $71.7 million for the corresponding period ended September 30, 2005. The Company’s average cost of borrowed funds increased to 6.41% for the three-month period ended September 30, 2006 as compared to 5.90% for the corresponding period ended September 30, 2005.

Six months ended September 30, 2006 compared to three months ended September 30, 2005

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income increased 18% to approximately $22.9 million for the six-month period ended September 30, 2006, from $19.3 million for the corresponding period ended September 30, 2005. Average finance receivables, net of unearned interest equaled approximately $167.2 million for the six-month period ended September 30, 2006, an increase of 16% from $144.5 million for the corresponding period ended September 30, 2005. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of additional branch locations. The gross finance receivable balance increased 18% to approximately $237.2 million at September 30, 2006 from $201.6 million at September 30, 2005. The primary reason interest income increased was the increase in the outstanding loan portfolio.

The gross portfolio yield increased from 26.73% for the six-month period ended September 30, 2005 to 27.35% for the six-month period ended September 30, 2006. The gross portfolio yield increased primarily due to a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below), net of decreases in accretion of discounts. Reserves accreted into income for the six-month period ended September 30, 2006 were approximately $2.4 million as compared to $3.6 million for the corresponding period ended September 30, 2005.

The net portfolio yield increased from 22.17% for the six-month period ended September 30, 2005 to 22.22% for the corresponding period ended September 30, 2006. The net portfolio yield increased due to the above factors, net of additional provisions for credit losses required for the change in the recognition of interest (see discussion under “Analysis of Credit Losses” below) and the resulting affect on the provision for credit losses. The provision increased from approximately $1,260,000 for the six-month period ended September 30, 2005 to $1,662,000 for the corresponding period ended September 30, 2006 for credit losses. The increase in the provision is net of provisions reversed for the six-month period ended September 30, 2006, which totaled approximately $617,000. No provisions were reversed during the six months ended September 30, 2005. The reversal of provisions previously recorded was due to the charge-off performance of static pools originated from April 2005 thru September 2005.

Computer Software Business

Sales for the six-month period ended September 30, 2006 were approximately $67,000 as compared to $92,000 for the corresponding period ended September 30, 2005, a decrease of 27%. This decrease was primarily due to lower revenue from the existing customer base during the period ended September 30, 2006. Cost of sales and operating expenses decreased to approximately $86,000 for the six-month period ended September 30, 2006 from $170,000 for the six-month period ended September 30, 2005. The primary reason for the decrease was the reduction in the number of employees during the respective periods. Three of the remaining five employees of Nicholas Data Services were re-allocated to the Company’s finance subsidiary, Nicholas Financial.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to approximately $9.2 million for the six-month period ended September 30, 2006 from $8.0 million for the corresponding period ended September 30, 2005. This increase of 14% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest decreased to 10.98% for the six-month period ended September 30, 2006 from 11.10% for the six-month period ended September 30, 2005. The primary reason for the decrease was the increase in average finance receivables, net of unearned interest.

Interest Expense

Interest expense increased to approximately $2,622,000 for the six-month period ended September 30, 2006 from $2,039,000 for the six-month period ended September 30, 2005. The average indebtedness for the six-month period ended September 30, 2006 increased to approximately $84.1 million as compared to $69.8 million for the corresponding period ended September 30, 2005. The Company’s average cost of borrowed funds increased to 6.24% for the six-month period ended September 30, 2006 as compared to 5.84% for the corresponding period ended September 30, 2005.

Contract Procurement

The Company purchases Contracts in the eleven states listed in the table below. The Company has been expanding its Contract procurement in Florida, Ohio, North Carolina, Georgia, Virginia, Kentucky, South Carolina, Maryland, Michigan, Indiana and Alabama. See “Future Expansion” below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended September 30, 2006 and 2005, less than 3% were new. As of September 30, 2006, the average model year of vehicles collateralizing the portfolio was 2000.

The tables below presents selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
State	2006	2005	2006	2005
FL	$13,071,218	$13,012,013	$27,019,127	$24,831,034
GA	2,966,613	2,819,508	5,117,852	4,752,551
NC	3,525,590	3,311,071	6,304,436	5,902,662
SC	942,504	1,049,646	1,678,383	1,865,373
OH	3,177,101	3,348,158	6,543,448	6,446,621
MI	367,756	642,702	822,192	1,000,078
VA	1,657,097	2,083,987	3,337,261	3,669,665
IN	647,973	739,087	1,062,127	1,252,205
KY	1,523,710	683,413	2,517,493	1,116,505
MD	956,585	375,913	1,839,643	650,716
AL	456,485	—	491,008	—

Total	$29,292,632	$28,065,448	$56,732,970	$51,487,410

	Three months ended September 30,		Three months ended September 30,
Contracts	2006	2005	2006	2006
Purchases	$29,292,632	$27,830,775	$56,732,970	$51,252,738

Weighted APR	23.82%	23.79%	23.92%	23.88%

Average discount	8.32%	8.71%	8.43%	8.63%

Weighted average term (months)	46	46	46	45

Average loan	$9,100	$8,884	$9,060	$8,801

Number of Contracts	3,219	3,159	6,262	5,850

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
Direct Loans Originated	2006	2005	2006	2005
Originations	$2,232,781	$1,835,145	$4,641,687	$3,749,776

Weighted APR	25.16%	26.02%	25.29%	25.88%

Weighted average term (months)	31	27	31	28

Average loan	$3,467	$3,275	$3,487	$3,347

Number of loans	644	561	1,331	1,121

Analysis of Credit Losses

As of September 30, 2006, the Company had 762 active static pools. The average pool upon inception consisted of 69 Contracts with aggregate finance receivables, net of unearned interest, of approximately $609,000.

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

Certain tabular information and the discussions pertaining to credit losses presented herein address the change in the methodology. The table below, which is reflective of the change in allocation, presents net finance receivables as a percentage of gross Contracts as of September 30, 2006 and 2005.

	September 30, 2006		September 30, 2005
	Amount	% of Gross Contracts	Amount	% of Gross Contracts
Finance receivables, gross contract	$237,193,476	100.00	$201,566,731	100.00
Unearned interest	(65,217,551)	(27.50)	(51,928,344)	(25.76)

Finance receivables, net of unearned interest	171,975,925	72.50	149,638,387	74.24

Dealer discounts	(11,559,119)	(4.87)	(16,355,319)	(8.11)
Allowance for credit losses	(9,872,513)	(4.16)	(7,141,586)	(3.54)

Finance receivables, net	$150,544,293	63.47	$126,141,482	62.59

The following table sets forth a reconciliation of the changes in dealer discounts on Contracts.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$13,087,317	$17,893,618	$13,629,445	$18,598,147
Discounts acquired on new volume	2,401,334	2,419,454	4,721,709	4,384,664
Losses absorbed	(3,245,232)	(2,351,280)	(5,227,679)	(3,751,255)
Recoveries	407,803	320,575	797,995	683,254
Discounts accreted	(1,092,103)	(1,927,048)	(2,362,351)	(3,559,491)

Balance at end of period	$11,559,119	$16,355,319	$11,559,119	$16,355,319

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$9,023,826	$6,288,330	$8,644,810	$6,448,790
Current period provision	791,997	771,025	1,528,776	1,152,632
Losses absorbed	(233,702)	(144,994)	(591,465)	(687,061)

Balance at end of period	$9,582,121	$6,914,361	$9,582,121	$6,914,361

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$292,325	$210,794	$293,767	$199,653
Current period provision	43,204	49,290	99,034	88,808
Losses absorbed	(48,949)	(39,468)	(115,334)	(76,362)
Recoveries	3,812	6,609	12,925	15,126

Balance at end of period	$290,392	$227,225	$290,392	$227,225

Reserves accreted into income for the three months ended September 30, 2006 and 2005, were approximately $1.1 and $1.9 million, respectively. Reserves accreted into income for the six months ended September 30, 2006 and 2005, were approximately $2.4 and $3.6 million, respectively. The amount and timing of reserves accreted into income is a function of individual static pool performance. The Company has seen deterioration in the performance of its Contract portfolio, more specifically, newer static pools have seen an increase in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this increase to weakness in the consumer credit cycle and believes this trend will continue for the remainder of its fiscal year. Provisions reversed for the three-month period ended September 30, 2006 totaled approximately $201,000. Provisions reversed for the six-month period ended September 30, 2006 totaled approximately $617,000. No provisions were reversed during the three or six months ended September 30, 2005. The reversal of provisions previously recorded was due to the charge-off performance of static pools originated from April 2005 through September 2005.

The Company experienced a higher net charge-off percentage of 7.26% during the three-month period ended September 30, 2006 as compared to 5.83% for the three-month period ended September 30, 2005. The Company experienced a higher net charge-off percentage of 6.00% during the six-month period ended September 30, 2006 as compared to 5.13% for the six-month period ended September 30, 2005.

The average dealer discount associated with new volume for the three months ended September 30, 2006 and 2005 were 8.32% and 8.71%, respectively. The average dealer discount associated with new volume for the six months ended September 30, 2006 and 2005 were 8.43% and 8.63%, respectively. The Company believes the average dealer discount may continue to decrease as the result of competition in the markets the Company is currently operating in.

The provision for credit losses increased from approximately $832,000 for the three months ended September 30, 2005 to $852,000 for the three months ended September 30, 2006. The provision for credit losses increased from approximately $1,260,000 for the six months ended September 30, 2005 to $1,662,000 for the six months ended September 30, 2006. The Company’s losses as a percentage of liquidation increased from 6.48% for the three months ended September 30, 2005 to 7.65% for the three months ended September 30, 2006. The Company’s losses as a percentage of liquidation increased from 5.77% for the six months ended September 30, 2005 to 6.37% for the six months ended September 30, 2006. The Company anticipates losses as a percentage of liquidation will be in the 6-9% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three or six months ended September 30, 2006 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs were 13% and 16% for the three months ended September 30, 2006 and 2005, respectively. Recoveries as a percentage of charge-offs were 15% and 18% for the six months ended September 30, 2006 and 2005, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.

The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The number of bankruptcy filings by customers during the three and six months ended September 30, 2006 remained consistent with recent reporting periods.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	At September 30, 2006		At September 30, 2005
Contracts
Gross balance outstanding	$227,429,864		$194,489,189

Delinquencies
30 to 59 days	$4,167,057	1.83%	$2,793,371	1.44%
60 to 89 days	1,465,884	0.64%	707,902	0.36%
90 + days	563,469	0.25%	375,156	0.19%

Total delinquencies	$6,196,410	2.72%	$3,876,429	1.99%

Direct Loans
Gross balance outstanding	$9,724,049		$7,077,542

Delinquencies
30 to 59 days	$162,706	1.67%	$42,556	0.60%
60 to 89 days	26,303	0.27%	21,067	0.30%
90 + days	25,178	0.26%	28,138	0.40%

Total delinquencies	$214,187	2.20%	$91,761	1.30%

The delinquency percentage for Contracts more than thirty days past at September 30, 2006 was 2.72% as compared to 1.99% at September 30, 2005. The delinquency percentage for direct loans more than thirty days past due at September 30, 2006 was 2.20% as compared to 1.30% at September 30, 2005.

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

Income Taxes

The provision for income taxes was approximately $1.7 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively. The provision for income taxes was approximately $3.6 million and $3.0 million for the six months ended September 30, 2006 and 2005, respectively. The Company’s effective tax rate increased from 38.10% for the three months ended September 30, 2005 to 38.22% for the three months ended September 30, 2006. The Company’s effective tax rate increased from 38.01% for the six months ended September 30, 2005 to 38.21% for the six months ended September 30, 2006.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30,
	2006	2005
Cash provided by (used in):
Operating activities	$7,906,190	$5,953,888
Investing activities (primarily purchase of Contracts)	(12,684,123)	(14,207,464)
Financing activities	4,781,798	8,642,509

Net increase in cash	$3,865	$388,933

The Company’s primary use of working capital for the three months ended September 30, 2006 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $100.0 million Line. The Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. At September 30, 2006 the Company could borrow the lesser of $100.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 175.0 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. As of September 30, 2006, the amount outstanding under the Line was approximately $87.0 million and the amount available under the Line was approximately $13.0 million.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At September 30, 2006, approximately 57% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from April 2, 2007 through September 2, 2010.

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

Future Expansion

The Company currently operates a total of forty-five branch locations in ten states, including eighteen in Florida, five in Ohio, five in North Carolina, five in Georgia, three in Virginia, three in Kentucky, two in South Carolina, two in Maryland and one in each of Michigan and Indiana. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date none of our branches has reached this capacity.

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

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140”. This statement amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a significant impact on the consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. This statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under this statement, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS No. 157 will have on our consolidated financial statements.

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

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the periods ended September 30, 2006 and 2005.

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

NICHOLAS FINANCIAL, INC. (Registrant)

Date: November 14, 2006	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: November 14, 2006	/s/ Ralph T. Finkenbrink
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