Form 10-Q
period 2006-12-31
NICHOLAS FINANCIAL INC
filed 2007-02-14
CIK 1000045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 0-26680

NICHOLAS FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	8736-3354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2454 McMullen Booth Road, Building C Clearwater, Florida	33759
(Address of Principal Executive Offices)	(Zip Code)

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

As of January 31, 2007, the registrant had 9,962,381 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2006	March 31, 2006
	(Unaudited)
Assets
Cash	$2,146,082	$1,729,057
Finance receivables, net	156,045,342	140,197,738
Accounts receivable	28,725	11,638
Assets held for resale	1,169,950	790,224
Prepaid expenses and other assets	869,115	570,723
Property and equipment, net	1,010,403	887,832
Derivatives	918,551	1,601,089
Deferred income taxes	3,758,984	3,706,642

Total assets	$165,947,152	$149,494,943

Liabilities
Line of credit	$90,828,592	$82,415,917
Drafts payable	783,924	992,171
Accounts payable and accrued expenses	5,984,503	6,064,734
Income taxes payable	—	177,557
Deferred revenues	1,541,034	1,595,389

Total liabilities	99,138,053	91,245,768

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par: 50,000,000 shares authorized; 9,962,381 and 9,912,931 shares issued and outstanding, respectively	15,942,303	15,525,988
Accumulated other comprehensive income	568,623	992,675
Retained earnings	50,298,173	41,730,512

Total shareholders’ equity	66,809,099	58,249,175

Total liabilities and shareholders’ equity	$165,947,152	$149,494,943

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenue:
Interest income on finance receivables	$11,706,733	$11,065,071	$34,575,726	$30,372,675
Sales	23,496	42,177	90,111	133,684

	11,730,229	11,107,248	34,665,837	30,506,359

Expenses:
Cost of sales	3,955	15,123	9,357	37,407
Marketing	293,550	345,277	914,937	890,126
Salaries and employee benefits	2,763,136	2,916,558	8,572,655	8,229,528
Administrative	1,453,602	1,061,235	4,104,966	3,215,706
Provision for credit losses	1,193,778	1,172,108	2,856,231	2,432,142
Depreciation	91,030	86,342	269,972	242,601
Interest expense	1,451,647	1,122,358	4,074,541	3,161,390

	7,250,698	6,719,001	20,802,659	18,208,900

Operating income before income taxes	4,479,531	4,388,247	13,863,178	12,297,459

Income tax expense:
Current	1,558,867	1,771,348	5,089,373	4,951,761
Deferred	150,870	(101,431)	206,144	(275,636)

	1,709,737	1,669,917	5,295,517	4,676,125

Net income	$2,769,794	$2,718,330	$8,567,661	$7,621,334

Earnings per share:
Basic	$0.28	$0.28	$0.86	$0.77

Diluted	$0.27	$0.26	$0.83	$0.73

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$8,567,661	$7,621,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	269,972	242,601
Gain on sale of property and equipment	(22,889)	(14,366)
Provision for credit losses	2,856,231	2,432,142
Deferred income taxes	206,144	(275,636)
Share-based compensation	251,952	—
Changes in operating assets and liabilities:
Accounts receivable	(17,087)	4,565
Prepaid expenses and other assets	(298,392)	(55,948)
Accounts payable and accrued expenses	(80,231)	724,037
Income taxes payable	(177,557)	(473,322)
Deferred revenues	(54,355)	203,627

Net cash provided by operating activities	11,501,449	10,409,034

Cash flows from investing activities
Purchase and origination of finance contracts	(81,027,913)	(75,321,061)
Principal payments received	62,324,080	53,558,398
Increase in assets held for resale	(379,726)	(369,647)
Purchase of property and equipment	(441,681)	(319,937)
Proceeds from sale of property and equipment	72,027	14,366

Net cash used in investing activities	(19,453,215)	(22,437,881)

Cash flows from financing activities
Repayment of notes payable – related party	—	(400,000)
Net proceeds from line of credit	8,412,675	13,066,068
Decrease in drafts payable	(208,247)	(38,657)
Proceeds from exercise of stock options and income tax benefit related thereto	164,363	218,855

Net cash provided by financing activities	8,368,791	12,846,266

Net increase in cash	417,025	817,419
Cash, beginning of period	1,729,057	853,494

Cash, end of period	$2,146,082	$1,670,913

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

The amount of future unearned income is computed as the product of the Contract rate, the Contract term, and the Contract amount. The Company aggregates the Contracts purchased during a three-month period for each of its branch locations. After the analysis of purchase date accounting is complete, any uncollectible amounts would be contemplated in the allowance for credit losses.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Numerator for earnings per share – net income	$2,769,794	$2,718,330	$8,567,661	$7,621,334

Denominator:
Denominator for basic earnings per share – weighted average shares	9,934,559	9,875,864	9,927,019	9,866,288

Effect of dilutive securities: Stock options and other share awards	365,585	585,756	361,422	604,094

Denominator for diluted earnings per share	10,300,144	10,461,620	10,288,441	10,470,382

Earnings per share – basic	$0.28	$0.28	$0.86	$0.77

Earnings per share – diluted	$0.27	$0.26	$0.83	$0.73

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	December 31, 2006	March 31, 2006
Finance receivables, gross contract	$244,044,574	$222,718,384
Unearned interest	(67,132,251)	(59,952,624)

Finance receivables, net of unearned interest	176,912,323	162,765,760

Dealer discounts	(10,533,033)	(13,629,445)
Allowance for credit losses	(10,333,948)	(8,938,577)

Finance receivables, net	$156,045,342	$140,197,738

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of 24% for the three and nine months ended December 31, 2006.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Line of Credit

At December 31, 2006 the Company had an $100.0 million line of credit facility (the Line) expiring on November 30, 2008. The Company may borrow the lesser of $100.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. As of December 31, 2006, $89.0 million of borrowings under the Line used LIBOR plus 175.0 basis points pricing options. The remainder of the borrowings under the Line used the prime rate plus 37.5 basis points pricing option. The prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line, related party debt and the effect of the interest rate swap agreements (see note 7), amounted to 6.53% and 6.34% for the three and nine months ended December 31, 2006, respectively, as compared to 5.85% and 5.90% for the three and nine month period ended December 31, 2005, respectively. Pledged as collateral for this credit facility are all of the assets of the Company’s subsidiary, Nicholas Financial, Inc. As of December 31, 2006, the amount outstanding under the Line was approximately $90.8 million and the amount available under the Line was approximately $9.2 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of December 31, 2006, the Company was in full compliance with all debt covenants.

6. Notes Payable—Related Party

The Company had unsecured notes payable to the President and Chief Executive Officer at December 31, 2005 totaling $600,000. For the three and nine months ended December 31, 2005 the notes bore a variable interest rate equal to the average cost of borrowed funds for the Company plus 25.0 basis points, 6.15% at December 31, 2005. The Company incurred interest expense on the above notes of approximately $9,400 and $29,800 for the three and nine months ended December 31, 2005, respectively. The interest rate was recalculated every three months and the notes were due upon thirty-day demand. The notes were called in on February 7, 2006 and paid in full on March 9, 2006.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. At December 31, 2006, $50,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements which are detailed as follows:

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

The Company records net gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Under the swap agreements, the Company received an average variable rate of 5.33% and 4.08% for the three months ended December 31, 2006 and 2005, respectively. During the same periods the Company paid an average fixed rate of 3.95% and 3.82%, respectively. Under the swap agreements, the Company received an average variable rate of 5.20% and 3.58% for the nine months ended December 31, 2006 and 2005, respectively. During the same periods the Company paid an average fixed rate of 3.89% and 3.72%, respectively. The interest rate swaps are recorded at fair value, approximately $919,000 and $1,601,000 as of December 31 and March 31, 2006, respectively, in the caption derivatives on the condensed consolidated balance sheet. Accumulated other comprehensive income at December 31 and March 31, 2006 of approximately $569,000 and $993,000, respectively, represents the after-tax effect of the derivative gains.

The following table reconciles net income with comprehensive income.

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Net Income	$2,769,794	$2,718,330	$8,567,661	$7,621,334
Mark to market interest rate swaps, net of tax benefit (expense) of $30,776, ($115,467), $258,486 and ($149,863), respectively	(49,959)	188,393	(424,052)	244,485

Comprehensive income	$2,719,835	$2,906,723	$8,143,609	$7,865,819

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Share-Based Payments (continued)

A summary of share award activity under the Equity Plans as of December 31, 2006, and changes during the nine-month period then ended is presented below.

	Share Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	756,200	$2.78
Granted	39,000	$—
Exercised	(25,450)	$2.37
Forfeited	(16,850)	$7.34

Outstanding at December 31, 2006	752,900	$2.54	3.87	$6,968,330

Exercisable at December 31, 2006	621,550	$2.00	3.03	$6,092,670

The Company granted 39,000 and 48,000 share awards with a fair value of $13.95 and $4.84 during the nine months ended December 31, 2006 and 2005, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2006 and 2005 was approximately $272,000 and $386,000, respectively.

Cash received from options exercised during the nine months ended December 31, 2006 and 2005 totaled approximately $60,000 and $63,000, respectively. Related income tax benefits during the same periods totaled approximately $104,000 and $156,000, respectively. Such amounts are included in proceeds from exercise of stock options and income tax benefit related thereto under cash flows from financing activities in the condensed consolidated statements of cash flows.

During the nine months ended December 31, 2006, 16,850 options were forfeited at exercise prices ranging from $2.20 to $10.35 per share. During the same period 25,450 options were exercised at exercise prices ranging from $1.13 to $10.35 per share.

The following table presents a summary of the status of non-vested share awards under the Equity Plans as of December 31, 2006, and changes during the nine-month period then ended.

	Share Awards	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2006	151,850	$2.80
Granted	39,000	$13.95
Vested	(42,650)	$2.19
Forfeited	(16,850)	$3.17

Non-vested at December 31, 2006	131,350	$6.26

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Share-Based Payments (continued)

As of December 31, 2006 there was approximately $557,000 of unrecognized compensation cost related to non-vested awards granted under the Equity Plans, which is expected to be recognized over a weighted-average period of approximately 3 years.

For purposes of disclosure pursuant to SFAS No. 123 and for recognition pursuant to SFAS No. 123(R) the estimated fair value of share awards is amortized over the awards requisite service period (the vesting period) using the straight line method. The adoption of SFAS No. 123(R) and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed by APB No. 25. For the nine months ended December 31, 2006 total compensation cost for share-based payments recognized in income and the tax benefit related thereto were approximately $252,000 and $96,000, respectively. The adoption of SFAS No. 123(R) decreased reported amounts as follows for the nine months ended December 31, 2006.

Operating income before income taxes	$(251,952)

Net income	$(155,580)

Earnings per share:
Basic	$(0.02)

Diluted	$(0.02)

The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to options granted under the plans to the three and nine-month periods ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the award’s vesting period.

	Three months ended December 31, 2005	Nine months ended December 31, 2005
Reported net income	$2,718,330	$7,621,334
Fair value impact of stock-based compensation not reported in net income, net of tax	13,183	40,369

Pro forma net income	$2,705,147	$7,580,965

Earnings per share:
Reported basic	$0.28	$0.77

Pro forma basic	$0.27	$0.77

Reported diluted	$0.26	$0.73

Pro forma diluted	$0.26	$0.72

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

Consolidated net income increased to $2.8 million for the three-month period ended December 31, 2006 as compared to $2.7 million for corresponding period ended December 31, 2005. Consolidated net income increased to $8.6 million for the nine-month period ended December 31, 2006 as compared to $7.6 million for corresponding period ended December 31, 2005. Earnings were favorably impacted by an increase in the outstanding loan portfolio. The Company’s software subsidiary, Nicholas Data Services (NDS), did not contribute significantly to consolidated operations in the three or nine months ended December 31, 2006 or 2005.

Portfolio Summary	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Average finance receivables, net of unearned interest (1) Average Net Finance Receivables (1)	$174,444,124	$153,011,496	$169,638,227	$146,526,954

Average indebtedness (2)	$88,950,919	$76,791,186	$85,716,061	$71,499,601

Finance revenue (3)	$11,706,731	$11,065,071	$34,575,726	$30,372,375
Interest expense	1,451,647	1,122,358	4,074,541	3,161,390

Net finance revenue	$10,255,086	$9,942,713	$30,501,185	$27,210,985

Weighted average contractual rate (4)	23.78%	23.99%	23.95%	24.01%

Average cost of borrowed funds (2)	6.53%	5.85%	6.34%	5.90%

Gross portfolio yield (5)	26.84%	28.93%	27.18%	27.64%
Interest expense as a percentage of average finance receivables, net of unearned interest	3.33%	2.93%	3.20%	2.88%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	2.74%	3.06%	2.24%	2.21%

Net portfolio yield (5)	20.77%	22.94%	21.74%	22.55%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.46%	11.41%	10.80%	11.27%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	10.31%	11.53%	10.94%	11.28%

Write-off to liquidation (8)	7.96%	6.19%	6.91%	5.92%
Net charge-off percentage (9)	7.38%	5.47%	6.47%	5.28%

Note: All three and nine month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue does not include revenue generated by NDS. See “Computer Software Business” caption below for details on NDS revenue during the period.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See “Computer Software Business” caption below for details on NDS operating expenses during the period.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2006 compared to three months ended December 31, 2005

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income increased 6% to approximately $11.7 million for the three-month period ended December 31, 2006, from $11.1 million for the corresponding period ended December 31, 2005. Average finance receivables, net of unearned interest equaled approximately $174.4 million for the three-month period ended December 31, 2006, an increase of 14% from $153.0 million for the corresponding period ended December 31, 2005. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches. The gross finance receivable balance increased 16% to approximately $244.0 million at December 31, 2006 from $211.2 million at December 31, 2005. The primary reason interest income increased was the increase in the outstanding loan portfolio.

The gross portfolio yield decreased from 28.93% for the three-month period ended December 31, 2005 to 26.84% for the three-month period ended December 31, 2006. Reserves accreted into income for the three-month period ended December 31, 2006 were approximately $911,000 as compared to $2.1 million for the corresponding period ended December 31, 2005.

The net portfolio yield decreased from 22.94% for the three-month period ended December 31, 2005 to 20.77% for the corresponding period ended December 31, 2006. The net portfolio yield decrease is primarily attributable to the decrease in the gross portfolio yield.

The provision was approximately $1.2 million for each three-month period ended December 31, 2006 and 2005. There were no provisions reversed for the three-month periods ended December 31, 2006 and December 31, 2005.

Computer Software Business

Sales for the three-month period ended December 31, 2006 were approximately $23,000 as compared to $42,000 for the corresponding period ended December 31, 2005, a decrease of 45%. This decrease was primarily due to lower revenue from the existing customer base during the period ended December 31, 2006. Cost of sales and operating expenses decreased to approximately $46,000 for the three-month period ended December 31, 2006 from $61,000 for the three-month period ended December 31, 2005. The primary reason for the decrease was the reduction in the number of employees during the respective periods. Three of the remaining five employees of Nicholas Data Services were re-allocated to the Company’s finance subsidiary, Nicholas Financial.

Operating Expenses

Operating expenses, excluding provision for credit losses, interest expense and costs associated with NDS, increased to approximately $4.6 million for the three-month period ended December 31, 2006 from $4.4 million for the corresponding period ended December 31, 2005. This increase of 5% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest decreased to 10.46% for the three-month period ended December 31, 2006 from 11.41% for the three-month period ended December 31, 2005. The primary reason for the decrease was the increase in average finance receivables, net of unearned interest.

Interest Expense

Interest expense increased to approximately $1.5 million for the three-month period ended December 31, 2006 from $1.1 million for the three-month period ended December 31, 2005. The average indebtedness for the three-month period ended December 31, 2006 increased to approximately $89.0 million as compared to $76.8 million for the corresponding period ended December 31, 2005. The Company’s average cost of borrowed funds increased to 6.53% for the three-month period ended December 31, 2006 as compared to 5.85% for the corresponding period ended December 31, 2005. The primary reasons for this increase was the percentage of the Company’s debt that is subject to variable interest rates was greater during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 and the variable rate benchmark (30-day libor) is greater this year versus last year.

Nine months ended December 31, 2006 compared to nine months ended December 31, 2005

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income increased 14% to approximately $34.6 million for the nine-month period ended December 31, 2006, from $30.4 million for the corresponding period ended December 31, 2005. Average finance receivables, net of unearned interest equaled approximately $169.6 million for the nine-month period ended December 31, 2006, an increase of 16% from $146.5 million for the corresponding period ended December 31, 2005. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of additional branch locations. The gross finance receivable balance increased 16% to approximately $244.0 million at December 31, 2006 from $211.2 million at December 31, 2005. The primary reason interest income increased was the increase in the outstanding loan portfolio.

The gross portfolio yield decreased from 27.64% for the nine-month period ended December 31, 2005 to 27.18% for the nine-month period ended December 31, 2006. Reserves accreted into income for the nine-month period ended December 31, 2006 were approximately $3.3 million as compared to $5.7 million for the corresponding period ended December 31, 2005.

The net portfolio yield decreased from 22.55% for the nine-month period ended December 31, 2005 to 21.74% for the corresponding period ended December 31, 2006. The provision was approximately $2.9 million for the nine-month period ended December 31, 2006 and approximately $2.4 million for the corresponding period ended December 31, 2005. Provisions reversed for the nine-month period ended December 31, 2006, which totaled approximately $617,000. No provisions were reversed during the nine months ended December 31, 2005. The reversal of provisions previously recorded was due to the charge-off performance of static pools originated from April 2005 through September 2005.

Computer Software Business

Sales for the nine-month period ended December 31, 2006 were approximately $90,000 as compared to $134,000 for the corresponding period ended December 31, 2005, a decrease of 33%. This decrease was primarily due to lower revenue from the existing customer base during the period ended December 31, 2006. Cost of sales and operating expenses decreased to approximately $132,000 for the nine-month period ended December 31, 2006 from $231,000 for the nine-month period ended December 31, 2005. The primary reason for the decrease was the reduction in the number of employees during the respective periods. Three of the remaining five employees of Nicholas Data Services were re-allocated to the Company’s finance subsidiary, Nicholas Financial.

Operating Expenses

Operating expenses, excluding provision for credit losses, interest expense and costs associated with NDS, increased to approximately $13.7 million for the nine-month period ended December 31, 2006 from $12.4 million for the corresponding period ended December 31, 2005. This increase of 10% was primarily attributable to the additional staffing of several existing branches, increased general operating expenses and the opening of additional branch offices. Operating expenses as a percentage of finance receivables, net of unearned interest decreased to 10.80% for the nine-month period ended December 31, 2006 from 11.27% for the nine-month period ended December 31, 2005. The primary reason for the decrease was the increase in average finance receivables, net of unearned interest.

Interest Expense

Interest expense increased to approximately $4.1 million for the nine-month period ended December 31, 2006 from $3.2 million for the nine-month period ended December 31, 2005. The average indebtedness for the nine-month period ended December 31, 2006 increased to approximately $85.7 million as compared to $71.5 million for the corresponding period ended December 31, 2005. The Company’s average cost of borrowed funds increased to 6.34% for the nine-month period ended December 31, 2006 as compared to 5.90% for the corresponding period ended December 31, 2005. The primary reasons for this increase was the percentage of the Company’s debt that is subject to variable interest rates was greater during the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 and the variable rate benchmark (30-day libor) is greater this year versus last year.

Contract Procurement

The Company purchases Contracts in the eleven states listed in the table below. The Company has been expanding its Contract procurement in Florida, Ohio, North Carolina, Georgia, Virginia, Kentucky, South Carolina, Maryland, Michigan, Indiana and Alabama. See “Future Expansion” below. The Contracts purchased by the Company are predominately for used vehicles; for the three and nine month periods ended December 31, 2006 and 2005, less than 3% were new. As of December 31, 2006, the average model year of vehicles collateralizing the portfolio was 2000.

The tables below presents selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
State	2006	2005	2006	2005
FL	$12,410,354	$11,691,315	$39,429,480	$36,522,349
GA	2,916,940	2,500,377	8,034,792	7,252,928
NC	3,024,486	3,069,148	9,328,922	8,971,810
SC	1,132,544	957,810	2,810,928	2,823,183
OH	3,059,850	3,195,775	9,603,298	9,642,396
MI	491,898	727,318	1,314,090	1,727,396
VA	1,927,412	1,793,698	5,264,673	5,463,363
IN	875,071	774,614	1,937,198	2,026,819
KY	1,945,599	1,162,032	4,463,092	2,278,537
MD	991,385	826,508	2,831,028	1,477,224
AL	326,448	—	817,456	—

Total	$29,101,987	$26,698,595	$85,834,957	$78,186,005

	Three months ended December 31,		Nine months ended December 31,
Contracts	2006	2005	2006	2005
Purchases	$29,101,987	$26,698,595	$85,834,957	$78,186,005

Weighted APR	23.66%	23.86%	23.84%	23.88%

Average discount	8.53%	8.90%	8.46%	8.72%

Weighted average term (months)	46	45	46	45

Average loan	$9,100	$8,829	$9,073	$8,811

Number of Contracts	3,198	3,024	9,460	8,874

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
Direct Loans Originated	2006	2005	2006	2005
Originations	$2,154,419	$2,206,382	$6,796,106	$5,958,249

Weighted APR	25.36%	25.57%	25.31%	25.77%

Weighted average term (months)	30	28	31	28

Average loan	$3,269	$3,274	$3,415	$3,319

Number of loans	659	674	1,990	1,795

Analysis of Credit Losses

As of December 31, 2006, the Company had 799 active static pools. The average pool upon inception consisted of 69 Contracts with aggregate finance receivables, net of unearned interest, of approximately $572,000.

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

Certain tabular information and the discussions pertaining to credit losses presented herein address the change in the methodology. The table below, which is reflective of the change in allocation, presents net finance receivables as a percentage of gross Contracts as of December 31, 2006 and 2005.

	December 31, 2006		December 31, 2005
	Amount	% of Gross Contracts	Amount	% of Gross Contracts
Finance receivables, gross contract	$244,044,574	100.00	$211,198,167	100.00
Unearned interest	(67,132,251)	(27.51)	(55,402,704)	(26.23)

Finance receivables, net of unearned interest	176,912,323	72.49	155,795,463	73.77

Dealer discounts	(10,533,033)	(4.32)	(14,758,242)	(6.99)
Allowance for credit losses	(10,333,948)	(4.23)	(7,998,578)	(3.79)

Finance receivables, net	$156,045,342	63.94	$133,038,643	62.99

The following table sets forth a reconciliation of the changes in dealer discounts on Contracts.

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Balance at beginning of period	$11,559,119	$16,355,319	$13,629,445	$18,598,147
Discounts acquired on new volume	2,442,800	2,356,995	7,164,509	6,741,659
Losses absorbed	(2,976,225)	(2,215,649)	(8,203,904)	(5,966,904)
Recoveries	418,639	353,071	1,216,634	1,036,325
Discounts accreted	(911,300)	(2,091,494)	(3,273,651)	(5,650,985)

Balance at end of period	$10,533,033	$14,758,242	$10,533,033	$14,758,242

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Balance at beginning of period	$9,582,121	$6,914,361	$8,644,810	$6,448,790
Current period provision	1,088,810	1,106,958	2,617,586	2,259,590
Losses absorbed	(641,758)	(275,901)	(1,233,223)	(962,962)

Balance at end of period	$10,029,173	$7,745,418	$10,029,173	$7,745,418

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Balance at beginning of period	$290,392	$227,225	$293,767	$199,653
Current period provision	94,637	53,532	193,671	142,340
Losses absorbed	(86,951)	(36,685)	(202,285)	(113,047)
Recoveries	6,697	9,088	19,622	24,214

Balance at end of period	$304,775	$253,160	$304,775	$253,160

Reserves accreted into income for the three months ended December 31, 2006 and 2005, were approximately $911,000 and $2.1 million, respectively. Reserves accreted into income for the nine months ended December 31, 2006 and 2005, were approximately $3.3 and $5.7 million, respectively. The Company has seen deterioration in the performance of its Contract portfolio, more specifically, newer static pools have seen an increase in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this increase to weakness in the consumer credit cycle and believes this trend will continue for the remainder of its fiscal year. Provisions reversed for the nine-month period ended December 31, 2006 totaled approximately $617,000. No provisions were reversed during the three or nine months ended December 31, 2005. The reversal of provisions previously recorded was due to the charge-off performance of static pools originated from April 2005 through September 2005.

The Company experienced a higher net charge-off percentage of 7.38% during the three-month period ended December 31, 2006 as compared to 5.47% for the three-month period ended December 31, 2005. The Company experienced a higher net charge-off percentage of 6.47% during the nine-month period ended December 31, 2006 as compared to 5.28% for the nine-month period ended December 31, 2005.

The average dealer discount associated with new volume for the three months ended December 31, 2006 and 2005 were 8.53% and 8.90%, respectively. The average dealer discount associated with new volume for the nine months ended December 31, 2006 and 2005 were 8.46% and 8.72%, respectively. The Company believes the average dealer discount may continue to decrease as the result of competition in the markets the Company is currently operating in.

The provision was approximately $1.2 million for each of the three-month periods ended December 31, 2006 and 2005, respectively. The provision for credit losses increased from approximately $2.4 million for the nine months ended December 31, 2005 to $2.9 for the nine months ended December 31, 2006. The Company’s losses as a percentage of liquidation increased from 6.19% for the three months ended December 31, 2005 to 7.96% for the three months ended December 31, 2006. The Company’s losses as a percentage of liquidation increased from 5.92% for the nine months ended December 31, 2005 to 6.91% for the nine months ended December 31, 2006. The Company anticipates losses as a percentage of liquidation will be in the 5-8% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three or nine months ended December 31, 2006 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs were 13.14% and 17.28% for the three months ended December 31, 2006 and 2005, respectively. Recoveries as a percentage of charge-offs were 14.57% and 17.68% for the nine months ended December 31, 2006 and 2005, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.

The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company does not expect the U.S. unemployment rate to rise or fall significantly in the foreseeable future. Therefore the Company does not plan on increasing or decreasing reserves based on the current U.S. unemployment rate. The number of bankruptcy filings by customers increased during the three and nine months ended December 31, 2006 as compared to the three and nine months ended December 31, 2005.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	At December 31, 2006		At December 31, 2005
Contracts
Gross balance outstanding	$233,992,372		$203,293,741

Delinquencies
30 to 59 days	$4,942,628	2.11%	$3,438,414	1.70%
60 to 89 days	1,682,993	0.72%	1,144,851	0.56%
90 + days	691,092	0.30%	409,335	0.20%

Total delinquencies	$7,316,713	3.13%	$4,992,600	2.46%

Direct Loans
Gross balance outstanding	$10,052,202		$7,904,426

Delinquencies
30 to 59 days	$94,912	0.95%	$89,224	1.13%
60 to 89 days	55,635	0.55%	35,969	0.46%
90 + days	25,482	0.25%	28,087	0.35%

Total delinquencies	$176,029	1.75%	$153,280	1.94%

The delinquency percentage for Contracts more than thirty days past at December 31, 2006 was 3.13% as compared to 2.46% at December 31, 2005. The delinquency percentage for direct loans more than thirty days past due at December 31, 2006 was 1.75% as compared to 1.94% at December 31, 2005.

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

Income Taxes

The provision for income taxes was approximately $1.7 million for the three months ended December 31, 2006 and 2005, respectively. The provision for income taxes was approximately $5.3 million and $4.7 million for the nine months ended December 31, 2006 and 2005, respectively. The Company’s effective tax rate increased from 38.05% for the three months ended December 31, 2005 to 38.17% for the three months ended December 31, 2006. The Company’s effective tax rate increased from 38.03% for the nine months ended December 31, 2005 to 38.20% for the nine months ended December 31, 2006.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31,
	2006	2005
Cash provided by (used in):
Operating activities	$11,501,449	$10,409,034
Investing activities (primarily purchase of Contracts)	(19,453,215)	(22,437,881)
Financing activities	8,368,791	12,846,266

Net increase in cash	$417,025	$817,419

The Company’s primary use of working capital for the three months ended December 31, 2006 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $100.0 million Line. The Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. At December 31, 2006 the Company could borrow the lesser of $100.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 175.0 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. As of December 31, 2006, the amount outstanding under the Line was approximately $90.8 million and the amount available under the Line was approximately $9.2 million.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At December 31, 2006, approximately 55% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from April 2, 2007 through September 2, 2010.

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

Recently Issued Accounting Standards

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position SFAS No. 123R-3, or FSP 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. Companies may take up to one year from the effective date of FSP 123R-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company currently in the process of evaluating the alternative methods.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC has stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for fiscal years ending on or after November 15, 2006. The Company does not expect that SAB 108 will have a material impact on our results of operations, consolidated financial position or cash flows.

The FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. Both Issues provide guidance on the recognition of company-paid life insurance protecting against the loss of key employees. We are currently in the process of evaluating the impact on the financial statements of adopting EITF 06-4 or EITF 06-5. This Issue is effective for fiscal years beginning after December 15, 2007.

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

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the periods ended December 31, 2006 and 2005.

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

PART II— OTHER INFORMATION

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

NICHOLAS FINANCIAL, INC. (Registrant)

Date: February 14, 2007	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: February 14, 2007	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Sr. Vice President - Finance
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