Form 10-K
period 2007-03-31
NICHOLAS FINANCIAL INC
filed 2007-06-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year ended March 31, 2007 were $46,709,374.

As of June 8, 2007, 10,018,481 shares of the Registrant’s Common Stock, no par value, were outstanding. The aggregate market value of the shares held by non-affiliates was approximately $96,500,000

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2007 Annual General Meeting of Shareholders currently scheduled to be held on August 7, 2007, expected to be filed with the Commission pursuant to Regulation 14A on or about July 2, 2007, are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (“collectively the Company”), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under the caption “Risk Factors” set forth in “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, the availability of capital at acceptable rates and terms, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on retail installment sales Contracts, regulatory changes in the Company’s existing and future markets, and the Company’s ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Forms 10-Q, 8-K and 10-K and annual reports to shareholders.

PART I

Item 1.	Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. (“Nicholas Financial”) and Nicholas Data Services, Inc., (“NDS”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing retail installment sales contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct loans and sells consumer-finance related products. NDS is engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial’s financing activities accounted for more than 99% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2007, 2006 and 2005. NDS’s activities accounted for less than 1% of consolidated revenues during the same periods.

Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the “Company”. All financial information herein is designated in United States currency.

The Company’s principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759, and its telephone number is (727) 726-0763.

Available Information

The Company’s filings with the U.S. Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://nicholasfinancial.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330.

Growth Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. The Company also intends to continue its expansion through a proportionate increase in its origination of direct consumer loans. The Company is currently expanding its automobile financing program in the States of Georgia, Florida, North Carolina, South Carolina, Virginia, Michigan, Ohio, Kentucky, Indiana, Maryland, and Alabama. The Company has targeted certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company’s strategy is to monitor these markets and ultimately decide where and if it will open additional branch locations. The Company also continues to analyze other markets in states in which it does not currently operate. Although the Company has not made any bulk purchases of Contracts in the last five years, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

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

The Company’s automobile finance programs are currently conducted in eleven states through a total of 47 branch offices, consisting of nineteen in Florida, five in each of Ohio, Georgia and North Carolina, three in each of Kentucky and Virginia, two in each of Maryland and South Carolina, and one in each of Michigan, Alabama, and Indiana. As of March 31, 2007 the Company had non-exclusive agreements with approximately 2,000 dealers, of which approximately 1,500 are active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. The dealer agreements require the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representation and warranties of the dealer.

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

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition determines the discount that the Company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2007, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Contract Procurement

The Company purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 3% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2007 was a 2001 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

State	Maximum allowable interest rate (1)	Fiscal year ended March 31,
		2007	2006	2005
Florida	18-30% (2)	$54,398,960	$50,382,674	$44,304,705

Georgia	18-30% (2)	11,586.876	10,180,952	7,949,021

North Carolina	18-29% (2)	13,158,260	12,123,479	9,348,551

South Carolina	(3)	4,276,742	3,762,664	3,762,780

Ohio	25%	13,306,050	13,256,580	11,782,285

Virginia	(3)	7,027,766	7,689,661	5,767,526

Maryland	24%	3,697,468	2,660,706	885,941

Kentucky	18-25% (2)	6,452,075	4,089,311	659,838

Michigan	25%	2,000,130	2,363,510	2,700,315

Indiana	21%	2,874,907	2,847,976	385,749

Alabama	(3)	1,413,763	—	—

Total		$120,192,997	$109,357,513	$87,546,711

(1)	The allowable maximum interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.
(3)	Neither of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 29% per annum.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

Contracts	Fiscal year ended March 31,
	2007	2006	2005
Purchases	$120,192,997	$109,357,513	$87,546,711
Weighted APR	23.90%	24.03%	24.05%
Average discount	8.45%	8.78%	8.78%
Weighted average term (months)	46	45	44
Average loan	$9,063	$8,795	$8,387
Number of contracts	13,262	12,434	10,439

Direct Loans

The Company currently originates direct loans in Florida, Georgia and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $3,500. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a direct loan license in Ohio, South Carolina, Michigan, Kentucky, Maryland, Indiana, Alabama or Virginia, and none is presently required in Georgia (as the Company currently does not make direct loans under $3,000 in that state). Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. The Company expects to make a decision in the current fiscal year on whether or not to pursue a direct loan license for Ohio. The Company does not expect to pursue a direct loan license in any other state during the current fiscal year. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s direct loan program was implemented in April 1995 and currently accounts for approximately 4% of annual consolidated revenues for the Company. As of March 31, 2007, loans made by the Company pursuant to its direct loan program constituted approximately 4% of the aggregate principal amount of the Company’s loan portfolio.

In connection with its direct loan program, the Company also offers health and accident insurance coverage and credit life insurance to customers. Customers in approximately 79% of the 2,672 direct loan transactions outstanding as of March 31, 2007 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the customer.

The following table presents selected information on direct loans originated by the Company, net of unearned interest:

Direct loan originations	Fiscal year ended March 31,
	2007	2006	2005
Originations	$8,672,700	$7,936,013	$5,198,638
Weighted APR	25.30%	25.65%	25.90%
Weighted average term (months)	31	28	27
Average loan	$3,459	$3,399	$3,168
Number of contracts	2,507	2,335	1,641

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

Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer’s background, employment, and credit history. The Company also obtains credit reports from Equifax, TRW or TransUnion, which are independent credit reporting services. The Company verifies the consumer’s employment history, income and residence. In most cases, consumers are interviewed by telephone by a Company application processor.

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

The Company’s policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the Branch Manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by the applicable District Manager, it must then be approved by the Director of Loss Recovery. The repossessor delivers the vehicle to a secure location specified by the Company. The Company maintains relationships with several licensed repossession firms that repossess vehicles for fees that range from $175 to $350 for each vehicle repossessed. As required by Florida, Georgia, North Carolina, South Carolina, Ohio, Michigan, Indiana, Maryland, Kentucky, Alabama and Virginia law, the customer is notified by certified letter that the vehicle has been repossessed and that to regain the vehicle, he or she must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter.

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

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 1,500 dealers that the Company currently has active Contractual relationships with accounted for over 1% of its business volume for any of the fiscal years ended March 31, 2007, 2006 or 2005.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that the Company must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Florida, Georgia, Michigan, North Carolina, Ohio, South Carolina, Kentucky, Maryland, Indiana, Alabama and Virginia. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. Compliance with existing laws and regulations has not had a material adverse effect on the Company’s operations to date. The Company’s management believes that the Company maintains all requisite licenses and permits and is in material compliance with all applicable local, state and federal laws and regulations. The Company periodically reviews its branch office practices in an effort to ensure such compliance. The following constitute certain of the federal, state and local statutes and ordinances with which the Company must comply:

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

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2007 the Company employed a total of 236 persons, three of whom work for NDS and 233 of whom work for Nicholas Financial. None of the Company’s employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Item 1A.	Risk Factors

The following factors, as well as other factors not set forth below, may adversely effect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

Our profitability and future growth depend on our continued access to bank financing.

The profitability and growth of our business currently depend on our ability to access bank debt at competitive rates. We currently depend on a $110.0 million line of credit facility with a financial institution to finance our purchases of Contracts and fund our direct loans. This line of credit currently has a maturity date of November 30, 2008 and is secured by substantially all our assets. At March 31, 2007, we had approximately $94.0 million outstanding under the line of credit and approximately $16.0 million available for additional borrowing.

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

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the Contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and have entered into interest rate swap agreements relating to a portion of our outstanding debt with maturities ranging from April 2, 2007 through September 10, 2010. Each of these agreements effectively converts a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. These interest rate swap agreements may not adequately mitigate the impact of changes in interest rates, however, and we may not be able to enter into such agreements in the future.

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

Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, and certain members of the Mahan family, including the adult children of Marvin and Ingrid Mahan, and certain entities controlled by them, owned approximately 15.5% and 10.4%, respectively, of our common stock as of June 13, 2007. As a result, they may be able to significantly influence matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such transaction.

Our stock is not heavily traded, which may limit your ability to resell your shares.

The average daily trading volume of our shares on the NASDAQ Global Select Market for the period from April 1, 2006 through March 31, 2007 was approximately 17,400 shares. Thus, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. If, however, other providers of consumer financing were to assert a significantly greater effort to penetrate our targeted market segment, we may have to reduce our interest rates and fees in order to maintain our market share. Any reduction in our interest rates or fees could have an adverse impact on our profitability or financial condition.

We may experience problems with our integrated computer systems or be unable to keep pace with developments in technology.

We use various technologies in our business, including telecommunication, data processing, and integrated computer systems. Technology changes rapidly. Our ability to compete successfully with other financing companies may depend on whether we can exploit technological changes. We may not be able to exploit technological changes, and any investment we make in this are may not make us more profitable.

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

Each of the Company’s 47 branch offices located in Florida, Georgia, North Carolina, South Carolina, Michigan, Virginia, Ohio, Indiana, Maryland, Alabama and Kentucky consists of approximately 1,200 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of from two to five years at annual rates ranging from approximately $9.00 to $24.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

In March 2005, the parties engaged in voluntary mediation and reached a settlement subsequently approved by the court in March 2006, pursuant to which the Company paid the defendant counter-plaintiff an aggregate of $135,000 (including $40,000 in legal fees and expenses) in settlement of all claims in this action.

Except as described above, the Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse affect on the Company’s financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “NICK.”

The following table sets forth the high and low sales prices of the Company’s common stock for the years ended March 31, 2007 and 2006, respectively.

	High	Low
Fiscal year ended March 31, 2007
First Quarter	$14.50	$11.51
Second Quarter	$14.50	$12.75
Third Quarter	$14.00	$11.10
Fourth Quarter	$12.07	$10.36

	High	Low
Fiscal year ended March 31, 2006
First Quarter	$13.07	$9.83
Second Quarter	$11.75	$9.90
Third Quarter	$11.04	$9.74
Fourth Quarter	$13.25	$10.35

As of June 1, 2007, there were approximately 3,200 holders of record of the Company’s common stock.

On May 12, 2005, the Company’s Board of Directors declared a three-for-two stock split on the Company’s outstanding shares of common stock, payable on June 17, 2005 in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 3, 2005.

The Company did not pay any cash dividends during the fiscal years ended March 31, 2006 or 2007. The Company currently anticipates that all of its earnings will be retained for expansion of the Company’s business, and it does not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements, and other factors deemed relevant by the Board of Directors. In addition, the Company’s $110.0 million line of credit facility contains certain covenants which may restrict the Company’s ability to pay cash dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2007, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	709,250	$2.65	915,000

Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	709,250	$2.65	915,000

Item 6.	Selected Financial Data

The following tables present selected consolidated financial data as of and for the years ended March 31, 2007, 2006, 2005, 2004 and 2003. The selected consolidated financial data have been derived from our consolidated financial statements. All historical share and per share amounts have been restated to reflect the effect of the stock split for all periods presented.

You should read the selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

	Year ended March 31,
	2007	2006	2005	2004	2003
Statement of Operations Data
Interest income on finance receivables	$46,590,436	$42,502,615	$32,582,965	$25,236,638	$22,048,535
Sales	118,938	174,055	248,928	263,847	328,340

	46.709,374	42,676,670	32,831,893	25,500,485	22,376,875

Interest expense	5,535,599	4,332,414	3,630,267	3,851,924	3,936,042
Provision for credit losses	3,690,405	3,908,953	2,396,985	2,198,501	2,213,859
Salaries and employee benefits	11,994,082	11,326,909	8,976,912	7,028,267	5,963,038
Other expenses	6,751,713	6,068,099	4,715,026	4,032,132	3,426,354

	27,971,799	25,636,375	19,719,190	17,110,824	15,539,293

Operating income before income taxes	18,737,575	17,040,295	13,112,703	8,389,661	6,837,582
Income tax expense	7,157,816	6,480,806	5,033,008	3,176,983	2,556,188

Net income	$11,579,759	$10,559,489	$8,079,695	$5,212,678	$4,281,394

Earnings per share – basic:	$1.17	$1.07	$0.85	$0.69	$0.57

Weighted average shares outstanding	9,929,944	9,873,237	9,462,620	7,570,641	7,506,083

Earnings per share – diluted:	$1.13	$1.01	$0.80	$0.64	$0.54

Weighted average shares outstanding	10,283,173	10,474,291	10,082,694	8,128,062	7,948,809

Item 6.	Selected Financial Data (continued)

	As of and for the Year ended March 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Total assets	$173,019,248	$149,494,943	$120,815,441	$103,223,452	$90,036,928
Finance receivables, net	164,364,715	140,197,738	113,708,122	97,236,516	86,178,112
Line of credit	94,012,099	82,415,917	65,330,897	67,510,290	60,160,238
Shareholders’ equity	69,806,985	58,249,175	46,757,894	27,445,593	22,090,440

Operating Data
Return on average assets	7.18%	7.81%	7.21%	5.39%	5.09%
Return on average equity	18.08%	20.11%	21.78%	21.05%	21.13%
Gross portfolio yield (1)	27.01%	28.40%	25.20%	22.60%	22.54%
Pre-tax yield (1)	10.89%	11.45%	10.18%	7.55%	7.10%
Total delinquencies over 30 days	2.18%	1.59%	1.46%	1.55%	2.19%
Write-off to liquidation (1)	6.72%	5.44%	6.28%	8.41%	9.32%
Net charge-off percentage (1)	6.30%	4.98%	5.46%	7.26%	8.13%

Automobile Finance Data & Direct Loan Origination
Contracts purchased/direct loans originated	$128,865,697	$117,293,524	$92,745,349	$77,345,798	$68,076,334
Average discount	8.45%	8.78%	8.78%	8.95%	8.91%
Weighted average contractual rate (1)	23.99%	24.14%	24.15%	24.15%	24.31%
Number of branch locations	47	42	35	29	28

(1)	See definitions on page 26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a Canadian holding company incorporated under the laws of British Columbia in 1986. The Company conducts its business activities through two wholly-owned Florida corporations: Nicholas Financial, which purchases and services Contracts, makes direct loans and sells consumer-finance related products; and NDS, which supports and updates certain computer application software. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

The Company’s consolidated revenues increased for the fiscal year ended March 31, 2007 to $46.7 million as compared to $42.7 million and $32.8 million for the fiscal years ended March 31, 2006 and 2005, respectively. The Company’s consolidated net income increased for the fiscal year ended March 31, 2007 to $11.6 million compared to $10.6 million and $8.1 million for the fiscal years ended March 31, 2006 and 2005, respectively. The Company’s earnings were favorably impacted by a 15% increase in average net finance receivables.

	Fiscal Year ended March 31,
	2007	2006	2005
Portfolio Summary
Average finance receivables, net of unearned interest (1) Average Net Finance Receivables (1)	$172,508,750	$149,634,203	$129,292,768

Average indebtedness (2)	$87,392,132	$73,664,722	$63,697,012

Finance revenue (3)	$46,590,436	$42,502,615	$32,582,965
Interest expense	5,535,599	4,332,414	3,630,267

Net finance revenue	$41,054,837	$38,170,201	$28,952,698

Weighted average contractual rate (4)	23.99%	24.14%	24.15%

Average cost of borrowed funds (2)	6.33%	5.88%	5.70%

Gross portfolio yield (5)	27.01%	28.40%	25.20%
Interest expense as a percentage of average finance receivables, net of unearned interest	3.21%	2.89%	2.81%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	2.14%	2.61%	1.85%

Net portfolio yield (5)	21.66%	22.90%	20.54%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.77%	11.45%	10.36%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	10.89%	11.45%	10.18%

Write-off to liquidation (8)	6.72%	5.44%	6.28%
Net charge-off percentage (9)	6.30%	4.98%	5.46%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue does not include revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct loan program:

	At March 31, 2007		At March 31, 2006		At March 31, 2005
Contracts
Gross Balance Outstanding	$247,002,051		$214,509,842		$176,758,883

	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
Delinquencies
30 – 59 days	$4,072,821	1.65%	$2,718,246	1.27%	$1,934,136	1.10%
60 – 89 days	921,097	0.37%	521,319	0.24%	408,651	0.23%
90 + days	506,433	0.21%	220,664	0.10%	249,547	0.14%

Total Delinquencies	$5,500,351	2.23%	$3,460,229	1.61%	$2,592,334	1.47%

Direct Loans
Gross Balance Outstanding	$9,990,060		$8,208,542		$5,627,852

Delinquencies
30 – 59 days	$65,982	0.66%	$59,910	0.73%	$37,520	0.67%
60 – 89 days	12,024	0.12%	16,258	0.20%	6,945	0.12%
90 + days	21,476	0.22%	10,139	0.12%	23,892	0.42%

Total Delinquencies	$99,482	1.00%	$86,307	1.05%	$68,357	1.21%

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

Fiscal 2007 compared to Fiscal 2006

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 7% to $46.6 million in fiscal 2007 from $42.5 million in fiscal 2006. The average finance receivables, net of unearned interest, totaled $172.5 million for the year ended March 31, 2007, an increase of 15% from $149.6 million for the year ended March 31, 2006. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the opening of five additional branch locations. The gross finance receivable balance increased 15% to $257.0 million at March 31, 2007 from $222.7 million at March 31, 2006. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 28.40% for the fiscal year ended March 31, 2006 to 27.01% for the fiscal year ended March 31, 2007. The net portfolio yield decreased from 22.90% for the fiscal year ended March 31, 2006 to 21.66% for the fiscal year ended March 31, 2007. The gross portfolio yield decreased due to a combination of a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below), together with decreases in accretion of discounts due to deterioration in portfolio performance. The net portfolio yield decreased due to the above factors, net of additional provisions for credit losses required for the change in the recognition of interest and the resulting affect on credit loss provisions.

Computer Software Business

Sales for the fiscal year ended March 31, 2007 were $118,938 as compared to $174,055 for the fiscal year ended March 31, 2006, a decrease of 32%. This decrease was primarily due to lower revenue from the existing customer base during the fiscal year ended March 31, 2007. Cost of sales and operating expenses decreased from $264,754 for the fiscal year ended March 31, 2006 to $164,209 for the fiscal year ended March 31, 2007. This decrease was attributed to the decrease in sales for the fiscal year ended March 31, 2007.

Operating Expenses

Total expenses, less the provision for credit losses, interest expense and costs associated with NDS, increased to $18.6 million for the fiscal year ended March 31, 2007 from $17.1 million for the fiscal year ended March 31, 2006. This increase of 8% was primarily attributable to the additional staffing at several existing branches, increased general operating expenses and the opening of five additional branch offices. Operating expenses as a percentage of average finance receivables, net of unearned interest, decreased from 11.45% for the fiscal year ended March 31, 2006 to 10.77% for the fiscal year ended March 31, 2007.

Interest Expense

Interest expense increased from $4.3 million for the fiscal year ended March 31, 2006 as compared to $5.5 million for the fiscal year ended March 31, 2007. The average indebtedness for the fiscal year ended March 31, 2007 increased to $87.4 million as compared to $73.7 million for the fiscal year ended March 31, 2006. The average cost of borrowed funds increased from 5.88% during the fiscal year ended March 31, 2006 to 6.33% during the fiscal year ended March 31, 2007.

Analysis of Credit Losses

As of March 31, 2007, the Company had 774 active static pools. The average pool upon inception consisted of 71 Contracts with aggregate finance receivables, net of unearned interest, of approximately $638,000.

Prior to April 1, 2005, in situations where, at the date of purchase, the dealer discount was determined to be insufficient to absorb all potential credit losses associated with a static pool, a portion of unearned income associated with the static pool was allocated to the reserve for dealer discounts. For loans purchased prior to April 1, 2005 the Company recognized revenue on the basis of interest expected to be collected, which was the gross contractual interest less amounts allocated to the reserve for dealer discounts.

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

Certain tabular information and the discussions pertaining to credit losses presented herein and discussion pertaining to interest income above address the change in the methodology. The table below, which is reflective of the change in allocation, presents net finance receivables as a percentage of gross Contracts as of March 31, 2007 and 2006.

	March 31, 2007		March 31, 2006
	Amount	% of Gross Contracts	Amount	% of Gross Contracts
Finance receivables, gross Contract	$247,002,051	100.00	$214,509,842	100.00
Unearned interest	(69,487,637)	(28.13)	(58,245,316)	(27.15)

Finance receivables, net of unearned interest	177,514,414	71.87	156,264,526	72.85
Dealer discounts	(10,432,175)	(4.22)	(13,629,445)	(6.35)
Allowance for credit losses	(10,206,737)	(4.13)	(8,644,810)	(4.04)

Finance receivables, net	$156,875,502	63.52	$133,990,271	62.46

The following table sets forth a reconciliation of the changes in dealer discounts on Contracts.

	Fiscal Year ended March 31,
	2007	2006
Balance at beginning of year	$13,629,445	$18,598,147
Discounts acquired on new volume	10,024,971	9,486,606
Losses absorbed	(10,775,038)	(7,574,807)
Recoveries	1,722,580	1,425,967
Dealer discounts accreted	(4,169,783)	(8,306,468)

Balance at end of year	$10,432,175	$13,629,445

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Fiscal Year ended March 31,
	2007	2006
Balance at beginning of year	$8,644,810	$6,448,790
Current period provision	3,347,810	3,651,148
Losses absorbed	(1,785,883)	(1,455,128)

Balance at end of year	$10,206,737	$8,644,810

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Fiscal Year ended March 31,
	2007	2006
Balance at beginning of year	$293,767	$199,653
Current period provision	279,255	216,837
Losses absorbed	(276,065)	(158,590)
Recoveries	27,731	35,867

Balance at end of year	$324,688	$293,767

Reserves accreted into income for the year ended March 31, 2007 were approximately $4.2 million as compared to $8.3 million for the year ended March 31, 2006. Provisions reversed for the year ended March 31, 2007 were $1.0 million and there were no provisions reversed for the year ended March 31, 2006. The primary reason for the decrease in reserves accreted during the year ended March 31, 2007 as compared to the year ended March 31, 2006 was an increase in the net charge-off percentage from 4.98% to 6.30%. The primary reason for reversal of provisions previously recorded was due to the charge-off performance of static pools originated from April 2005 through September 2005.

The average dealer discount associated with new volume for the years ended March 31, 2007 and 2006 were 8.45% and 8.78%, respectively.

The provision for credit losses decreased from $3.9 million for the year ended March 31, 2006 to $3.7 million for the year ended March 31, 2007, largely due to excess reserves from seasoned static pools which have been adjusted during the 2007 fiscal year. The Company’s losses as a percentage of liquidation increased from 5.44% for the fiscal year ended March 31, 2006 to 6.72% for the fiscal year ended March 31, 2007. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during fiscal 2007 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs were 15.3% and 18.9% for the fiscal years ended March 31, 2007 and 2006, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result the Company will likely experience declining recovery rates over the long term.

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

The delinquency percentage for Contracts more than thirty days past due as of March 31, 2007 increased to 2.23% from 1.61% as of March 31, 2006. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2007 decreased to 1.00% from 1.05% as of March 31, 2006. The Company does not give significant consideration to short-term trends in delinquency when evaluating reserve levels. Delinquency percentages tend to be volatile and are not necessarily an indication of future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators to future performance of the portfolio.

Income Taxes

The provision for income taxes increased 11% to approximately $7.2 million in fiscal year 2007 from approximately $6.5 million in fiscal year 2006 primarily as a result of higher pretax income. The Company’s effective tax rate increased from 38.03% in fiscal 2006 to 38.23% in fiscal 2007.

Fiscal 2006 compared to Fiscal 2005

Interest and Fee Income on Finance Receivables

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

	March 31, 2006		March 31, 2005
	Amount	% of Gross Contracts	Amount	% of Gross Contracts
Finance receivables, gross Contract	$214,509,842	100.00	$176,758,883	100.00
Unearned interest	(58,245,316)	(27.15)	(42,298,636)	(23.93)

Finance receivables, net of unearned interest	156,264,526	72.85	134,460,247	76.07

Dealer discounts	(13,629,445)	(6.35)	(18,598,147)	(10.52)
Allowance for credit losses	(8,644,810)	(4.04)	(6,448,790)	(3.65)

Finance receivables, net	$133,990,271	62.46	$109,413,310	61.90

The following table sets forth a reconciliation of the changes in dealer discounts on Contracts.

	Fiscal Year ended March 31,
	2006	2005
Balance at beginning of year	$18,598,147	$15,377,582
Discounts acquired on new volume	9,486,606	14,499,829
Losses absorbed	(7,574,807)	(6,869,018)
Recoveries	1,425,967	1,278,081
Dealer discounts accreted	(8,306,468)	(5,688,327)

Balance at end of year	$13,629,445	$18,598,147

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Fiscal Year ended March 31,
	2006	2005
Balance at beginning of year	$6,448,790	$5,787,764
Current period provision	3,651,148	2,238,925
Losses absorbed	(1,455,128)	(1,577,899)

Balance at end of year	$8,644,810	$6,448,790

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Fiscal Year ended March 31,
	2006	2005
Balance at beginning of year	$199,653	$184,334
Current period provision	216,837	119,266
Losses absorbed	(158,950)	(136,894)
Recoveries	35,867	32,947

Balance at end of year	$293,767	$199,653

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

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31,
	2007	2006	2005
Cash provided by (used in):
Operations	$16,098,666	$15,481,420	$11,168,021
Investing activities - (primarily purchase of Contracts)	(28,394,301)	(31,107,846)	(19,315,970)
Financing activities	12,065,771	16,501,989	8,043,759

Net (decrease) increase in cash	$(229,864)	$875,563	$(104,190)

The Company’s primary use of working capital during fiscal year ended March 31, 2007 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $110.0 million Line. The Line is secured by all of the assets of Nicholas Financial. The Company may borrow the lesser of $110.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of March 31, 2007, the amount outstanding under the Line was approximately $94.0 million and the amount available under the Line was approximately $16.0 million.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At March 31, 2007, approximately 53% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from April 2, 2007 through September 10, 2010.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2007.

Years ending March 31,	2008	2009	2010	2011	2012	Total
Operating leases	$1,099,108	$886,868	$550,029	$81,189	$39,310	$2,656,504
Line of credit	—	94,012,099	—	—	—	94,012,099

Total	$1,099,108	$94,898,967	$550,029	$81,189	$39,310	$96,668,603

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the year ended March 31, 2007.

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as part of this report (see pages 39-61)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 14, 2007 expressed an unqualified opinion on management’s assessment of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes PLLC

Atlanta, Georgia

June 14, 2007

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2007	2006
Assets
Cash	$1,499,193	$1,729,057
Finance receivables, net	164,364,715	140,197,738
Accounts receivable	17,858	11,638
Assets held for resale	887,687	790,224
Prepaid expenses and other assets	578,095	570,723
Property and equipment, net	1,014,698	887,832
Derivatives	659,724	1,601,089
Deferred income taxes	3,997,278	3,706,642

Total assets	$173,019,248	$149,494,943

Liabilities and shareholders’ equity
Line of credit	$94,012,099	$82,415,917
Drafts payable	1,291,948	992,171
Accounts payable and accrued expenses	6,155,492	6,064,734
Income taxes payable	225,648	177,557
Deferred revenues	1,527,076	1,595,389

Total liabilities	103,212,263	91,245,768

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par: 50,000,000 shares authorized; 9,984,281 and 9,912,931 shares issued and outstanding, respectively	16,088,477	15,525,988
Accumulated other comprehensive income	408,237	992,675
Retained earnings	53,310,271	41,730,512

Total shareholders’ equity	69,806,985	58,249,175

Total liabilities and shareholders’ equity	$173,019,248	$149,494,943

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended March 31,
	2007	2006	2005
Revenue:
Interest and fee income on finance receivables	$46,590,436	$42,502,615	$32,582,965
Sales	118,938	174,055	248,928
	46,709,374	42,676,670	32,831,893
Expenses:
Cost of sales	17,838	45,230	64,556
Marketing	1,234,588	1,242,337	878,194
Salaries and employee benefits	11,994,082	11,326,909	8,976,912
Administrative	5,136,534	4,445,274	3,550,523
Provision for credit losses	3,690,405	3,908,953	2,396,985
Depreciation	362,754	335,258	221,753
Interest expense	5,535,599	4,332,414	3,630,267

	27,971,799	25,636,375	19,719,190

Operating income before income taxes	18,737,575	17,040,295	13,112,703
Income tax expense	7,157,816	6,480,806	5,033,008

Net income	$11,579,759	$10,559,489	$8,079,695

Earnings per share:
Basic	$1.17	$1.07	$0.85

Diluted	$1.13	$1.01	$0.80

Dividends declared per share	$—	$—	$0.07

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2004	7,627,932	$4,766,150	$(1,065,342)	$23,744,785	$27,445,593
Issuance of common stock under stock options	112,599	155,172	—	—	155,172
Issuance of common stock	2,100,000	10,416,000	—	—	10,416,000
Offering costs	—	(518,670)	—	—	(518,670)
Dividends paid	—	—	—	(653,457)	(653,457)
Income tax benefit on exercise of non-qualified stock options	—	309,270	—	—	309,270
Net income	—	—	—	8,079,695	8,079,695
Mark to market-interest rate swaps	—	—	1,524,291	—	1,524,291

Balance at March 31, 2005	9,840,531	15,127,922	458,949	31,171,023	46,757,894

Issuance of common stock under stock option	72,400	115,700	—	—	115,700
Income tax benefit on exercise of non-qualified stock options	—	282,366	—	—	282,366
Net income	—	—	—	10,559,489	10,559,489
Mark to market-interest rate swaps	—	—	533,726	—	533,726

Balance at March 31, 2006	9,912,931	15,525,988	992,675	41,730,512	58,249,175

Issuance of common stock under stock options	26,350	65,826	—	—	65,826
Issuance of restricted share awards	45,000	—	—	—	—
Income tax benefit on exercise of non-qualified stock options	—	103,987	—	—	103,987
Share-based compensation	—	392,676	—	—	392,676
Net income	—	—	—	11,579,759	11,579,759
Mark to market-interest rate swaps	—	—	(584,438)	—	(584,438)

Balance at March 31, 2007	9,984,281	$16,088,477	$408,237	$53,310,271	$69,806,985

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$11,579,759	$10,559,489	$8,079,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	362,754	335,258	221,753
Gain on sale of property and equipment	(50,163)	(10,560)	(9,400)
Provision for credit losses	3,690,405	3,908,953	2,396,985
Deferred income taxes	66,291	(334,458)	(1,272,447)
Share-based compensation	392,676	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,220)	1,211	(926)
Prepaid expenses and other assets	(7,372)	(62,771)	(37,476)
Accounts payable and accrued expenses	90,758	1,211,947	1,087,743
Income taxes payable	48,091	(363,342)	415,281
Deferred revenues	(68,313)	235,693	286,813

Net cash provided by operating activities	16,098,666	15,481,420	11,168,021

Cash flows from investing activities:
Purchase and origination of finance contracts	(112,866,748)	(104,824,762)	(82,630,379)
Principal payments received	85,009,367	74,426,193	63,761,788
Increase in assets held for resale	(97,463)	(259,994)	(37,341)
Purchase of property and equipment	(515,908)	(487,283)	(419,438)
Proceed from sale of property and equipment	76,451	38,000	9,400

Net cash used in investing activities	(28,394,301)	(31,107,846)	(19,315,970)

Cash flows from financing activities:
(Repayment) issuance of notes payable—related party	—	(1,000,000)	318,470
Net proceeds (repayment) from line of credit	11,596,182	17,085,020	(2,179,393)
Increase in drafts payable	299,777	18,903	62,167
Payment of dividends	—	—	(653,457)
Proceeds from exercise of stock options and income tax benefit related thereto	169,812	398,066	464,442
Proceeds from issuance of common stock	—	—	10,416,000
Payment of offering costs	—	—	(384,470)

Net cash provided by financing activities	12,065,771	16,501,989	8,043,759

Net (decrease) increase in cash	(229,864)	875,563	(104,190)
Cash, beginning of year	1,729,057	853,494	957,684

Cash, end of year	$1,499,193	$1,729,057	$853,494

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

Finance Receivables

Finance receivables purchased and originated are recorded at cost.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Assets Held for Resale

Assets held for resale are stated at net realizable value and consist primarily of automobiles that have been repossessed by the Company and are awaiting final disposition. Costs associated with repossession, transport and auction preparation expenses are charges reported under operating expenses in the period in which they were incurred. The Company maintains full responsibility for repossessions

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

Automobiles	3 years
Equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of lease term or useful life (generally 6 - 7 years)

Drafts Payable

Drafts payable represent checks disbursed for loan purchases which have not yet been funded through the line of credit. Amounts generally clear within two business days of period end and are then added to the line of credit.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of March 31, 2007, 2006 and 2005 the amount of gross finance receivables not accruing interest was approximately $1,461,000, $768,000 and $689,000, respectively.

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

Revenues resulting from the sale of hardware and software are recognized when persuasive evidence of an agreement exists, delivery of the products has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that included software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed. The unamortized amounts are included in the caption of deferred revenues on the consolidated balance sheets.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Year ended March 31,
	2007	2006	2005
Numerator for earnings per share – net income	$11,579,759	$10,559,489	$8,079,695

Denominator:
Denominator for basic earnings per share – weighted average shares	9,929,944	9,873,237	9,462,620
Effect of dilutive securities:
Stock options and other share awards	359,585	601,054	620,074

Denominator for diluted earnings per share	10,289,173	10,474,291	10,082,694

Earnings per share – basic	$1.17	$1.07	$0.85

Earnings per share – diluted	$1.13	$1.01	$0.80

Share-Based Payments

Effective April 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations. SFAS No. 123(R) also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows”. SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. The Company adopted SFAS No. 123(R) using the modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

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

In accordance with FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Financial Instruments

The Company’s financial instruments consist of finance receivables, accounts receivable, line of credit and accounts payable. For each of these financial instruments, the carrying value approximates its fair value.

The Company’s financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash. The Company operates in eleven states through its forty-seven branch locations. Florida represents 49% of the finance receivables total as of March 31, 2007. Ohio and North Carolina each represent 11% and Georgia represents 9% of the finance receivables total as of March 31, 2007. Of the remaining seven states, no one state represents more than 7% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses which, when realized, have been within the range of management’s expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral. From time to time the Company maintains deposits with banks which exceed the $100,000 Federal Deposit Insurance Corporation insured limit. Historically, the Company has not experienced any loss of cash due to such concentration of credit risk.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivatives

Derivatives are accounted for under SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The Company does not use derivative instruments for speculative purposes.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed entirely of the fair value of cash flow hedges, net of the related tax effect.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 2007, 2006 and 2005 was approximately $6,939,000, $6,901,000 and $5,581,000, respectively. Cash paid for interest for the years ended March 31, 2007, 2006 and 2005 was approximately $5,409,000, $4,242,000 and $3,637,000, respectively.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company is still evaluating FIN 48 and the potential impact, it does not currently believe it will have a material impact on the consolidated financial statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC has stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. On March 31, 2007, the Company adopted SAB 108. The Company does not have any prior year misstatements deemed material under the provisions of SAB 108 and therefore the adoption of SAB 108 did not impact the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. This statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under this statement, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 157 and the potential impact, if any, that adoption will have on the consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. Both Issues provide guidance on the recognition of company-paid life insurance protecting against the loss of key employees. These issues are effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating EITF 06-4 or EITF 06-5 and the potential impact that adoption will have on the consolidated financial statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115”. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating SFAS No. 159 and the potential impact, if adopted, on the consolidated financial statements.

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

Consumer automobile finance installment contracts are included in finance receivables and are detailed as follows as of March 31:

	2007	2006	2005
Indirect finance receivables, gross contract	$247,002,051	$214,509,842	$176,758,883
Unearned interest	(69,487,637)	(58,245,316)	(42,298,636)

Indirect finance receivables, net of unearned interest	177,514,414	156,264,526	134,460,247

Dealer discounts	(10,432,175)	(13,629,445)	(18,598,147)
Allowance for credit losses	(10,206,737)	(8,644,810)	(6,448,790)

Indirect finance receivables, net	$156,875,502	$133,990,271	$109,413,310

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Finance Receivables (continued)

The terms of the indirect finance receivables range from 12 to 72 months and bear a weighted average effective interest rate of 24% for March 31, 2007 and 2006.

Direct consumer loans are also included in finance receivables and are detailed as follows for the years ended March 31:

	2007	2006	2005
Direct finance receivables, gross contract	$9,990,060	$8,208,542	$5,627,852
Unearned interest	(2,176,159)	(1,707,308)	(1,133,387)

Direct finance receivables, net of unearned interest	7,813,901	6,501,234	4,494,465

Allowance for credit losses	(324,688)	(293,767)	(199,653)

Direct finance receivables, net	$7,489,213	$6,207,467	$4,294,812

The terms of the direct finance receivables range from 6 to 48 months and bear a weighted average effective interest rate of 24% for March 31, 2007 and 2006.

The following table sets forth a reconciliation of the changes in dealer discounts for the years ended March 31:

	2007	2006	2005
Balance at beginning of year	$13,629,445	$18,598,147	$15,377,582
Discounts acquired on new volume	10,024,971	9,486,606	14,499,829
Losses absorbed	(10,775,038)	(7,574,807)	(6,869,018)
Recoveries	1,722,580	1,425,967	1,278,081
Dealer discounts accreted	(4,169,783)	(8,306,468)	(5,688,327)

Balance at end of year	$10,432,175	$13,629,445	$18,598,147

The following table sets forth a reconciliation of the changes in the allowance for credit losses on consumer automobile finance installment contracts for the years ended March 31:

	2007	2006	2005
Balance at beginning of year	$8,644,810	$6,448,790	$5,787,764
Current year provision	3,347,810	3,651,148	2,238,925
Losses absorbed	(1,785,883)	(1,455,128)	(1,577,899)

Balance at end of year	$10,206,737	$8,644,810	$6,448,790

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the years ended March 31:

	2007	2006	2005
Balance at beginning of year	$293,767	$199,653	$184,334
Current year provision	279,255	216,837	119,266
Losses absorbed	(276,065)	(158,590)	(136,894)
Recoveries	27,731	35,867	32,947

Balance at end of year	$324,688	$293,767	$199,653

4. Property and Equipment

Property and equipment as of March 31, 2007 and 2006 is summarized as follows:

	Cost	Accumulated Depreciation	Net Book Value
2007
Automobiles	$551,862	$305,467	$246,395
Equipment	501,811	298,517	203,294
Furniture and fixtures	414,187	229,169	185,018
Leasehold improvements	782,063	402,072	379,991

	$2,249,923	$1,235,225	$1,014,698

2006
Automobiles	$561,774	$299,612	$262,162
Equipment	463,222	265,645	197,577
Furniture and fixtures	387,710	210,298	177,412
Leasehold improvements	564,275	313,594	250,681

	$1,976,981	$1,089,149	$887,832

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Line of Credit

The Company has a $110,000,000 line of credit facility (the Line) which expires on November 30, 2008. The Company may borrow the lesser of the $110,000,000 or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate. Prime rate based borrowings are generally less than $5,000,000. Pledged as collateral for this credit facility are all of the assets of the Company. As of March 31, 2007 the outstanding amount of the credit facility was approximately $94,000,000 and the amount available under the line of credit was approximately $16,000,000. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of March 31, 2007, the Company was in full compliance with all debt covenants.

6. Notes Payable—Related Party

During 2005 and the majority of 2006, the Company had unsecured notes payable to the President and Chief Executive Officer. On March 9, 2006 the notes were called and the principal balance of the note of $600,000 and remaining interest due was paid in full. For fiscal year 2006, the notes had a variable interest rate equal to the average cost of borrowed funds for the Company plus twenty-five basis points (6.10% at March 9, 2006). For fiscal year 2005, the notes had an average interest rate of 5.94%.

The Company incurred interest expense on the above notes of approximately $37,000 and $60,000 for the years ended March 31, 2006 and 2005, respectively.

7. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. At March 31, 2007, $50,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements which are detailed as follows:

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

The Company records net gains and losses from the swap agreements in the caption of interest expense in the consolidated statements of income. Under the swap agreements, the Company received an average variable rate of 5.24%, 3.83% and 1.79% and paid an average fixed rate of 3.90%, 3.75% and 3.71% for the years ended March 31, 2007, 2006 and 2005, respectively. The interest rate swaps are recorded at fair value, approximately $660,000 and $1,601,000 as of March 31, 2007 and 2006, respectively, in the caption derivatives on the balance sheet. Accumulated other comprehensive income at March 31, 2007 and 2006 of approximately $408,000 and $993,000, respectively, represents the after-tax effect of the derivative gains.

The following table reconciles net income with comprehensive income for the years ended March 31, 2007, 2006 and 2005.

	2007	2006	2005
Net income	$11,579,759	$10,559,489	$8,079,695
Mark to market interest rate swaps, net of tax (benefit) expense of ($356,927), $327,140 and $927,325, respectively	(584,438)	533,726	1,524,291

Comprehensive income	$10,995,321	$11,093,215	$9,603,986

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	2007	2006	2005
Current:
Federal	$6,121,286	$5,898,010	$5,372,912
State	970,239	917,254	932,543

Total current	7,091,525	6,815,264	6,305,455

Deferred:
Federal	57,203	(289,444)	(1,084,260)
State	9,088	(45,014)	(188,187)

Total deferred	66,291	(334,458)	(1,272,447)

Income tax expense	$7,157,816	$6,480,806	$5,033,008

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	2007	2006
Allowance for credit losses not currently deductible for tax purposes	$3,938,060	$4,304,429
Derivatives	(251,487)	(608,414)
Other items	310,705	10,627

	$3,997,278	$3,706,642

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	2007	2006	2005
Provision for income taxes at federal statutory rate	$6,558,151	$5,930,468	$4,458,319
Increase resulting from:
State income taxes, net of federal benefit	636,562	568,703	482,986
Other	(36,897)	(18,365)	91,703

	$7,157,816	$6,480,806	$5,033,008

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Share-Based Payments

The Company has share awards outstanding under three share-based compensation plans (the “Equity Plans”). The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the shareholder-approved 1998 Employee Stock Option Plan and Non-Employee Director Stock Option Plan (collectively the “1998 Plans”) the Board of Directors was authorized to grant option awards for up to 1,410,000 common shares to employees and directors. On August 9, 2006 the Company’s shareholders approved the Nicholas Financial, Inc. Equity Incentive Plan (the “2006 Plan”) for employees and non-employee directors. Under the 2006 Plan the Board of Directors is authorized to grant total share awards for up to 975,000 common shares. The 2006 Plan replaced the 1998 Plans; accordingly no additional option awards may be granted under the 1998 Plans. In addition to option awards, the 2006 Plan provides for restricted stock and performance share awards.

Option awards previously granted to employees and directors under the 1998 Plans generally vest ratably based on service over a five and three-year period, respectively and generally have a contractual term of ten years. Vesting and contractual terms for option awards under the 2006 Plan are essentially the same as those of the 1998 Plans. Restricted stock awards generally cliff vest over a three-year period based on service conditions. The vesting of performance share awards is contingent upon the attainment of company-wide performance goals including annual revenue growth and operating income targets. There are no post-vesting restrictions for share awards.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended March 31,
	2006	2005
Risk-free interest rate	4.02%	3.90%
Weighted average expected remaining term	6 years	5 years
Expected volatility	34%	32%
Expected dividend yield	0.00%	1.10%

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Share-Based Payments (continued)

A summary of option activity under the Equity Plans as of March 31, 2007, and changes during the year are presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	756,200	$2.78
Granted	—	$—
Exercised	(26,350)	$2.50
Forfeited	(20,600)	$7.42

Outstanding at March 31, 2007	709,250	$2.65	3.35	$6,034,034

Exercisable at March 31, 2007	627,100	$2.03	2.82	$5,724,432

The Company did not grant any option awards during the year ended March 31, 2007. The Company granted 48,000 option awards with grant date fair values of $4.83 and $2.16 during the years ended March 31, 2006 and 2005, respectively. The total intrinsic value of options exercised during the years ended March 31, 2007, 2006 and 2005 was approximately $273,000, $743,000 and $814,000 respectively.

During the year ended March 31, 2007, 26,350 options were exercised at exercise prices ranging from $1.13 to $10.35 per share. During the same period 20,600 options were forfeited at exercise prices ranging from $2.20 to $10.35 per share.

Cash received from options exercised during the years ended March 31, 2007, 2006 and 2005 totaled approximately $66,000, $116,000 and $155,000 respectively. Related income tax benefits during the same periods totaled approximately $104,000, $282,000 and $309,000 respectively. Such amounts are included in proceeds from exercise of stock options and income tax benefit related thereto under cash flows from financing activities in the consolidated statements of cash flows.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Share-Based Payments (continued)

A summary of the status of the Company’s non-vested options under the Equity Plans as of March 31, 2007, and changes during the year then ended is presented below.

Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2006	151,850	$2.80
Granted	—	$—
Vested	(49,100)	$2.16
Forfeited	(20,600)	$3.18

Non-vested at March 31, 2007	82,150	$3.08

As of March 31, 2007, there was $155,000 of total unrecognized compensation cost related to options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

A summary of the status of the Company’s non-vested restricted and performance shares under the Equity Plans as of March 31, 2007, and changes during the year then ended is presented below.

Restricted and Performance Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested at March 31, 2006	—	$—
Granted	60,000	$12.93
Vested	(15,000)	$13.95
Forfeited	—	$—

Nonvested at March 31, 2007	45,000	$12.59	2.39	$502,200

The Company awarded 45,000 restricted shares with a weighted average grant date fair value of $12.59 and 15,000 performance shares with a weighted average grant date fair value $13.95 during the year ended March 31, 2007.

As of March 31, 2007, there was $470,000 of total unrecognized compensation cost related to non-vested restricted and performance share awards granted under the Equity Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years. The total fair value of shares vested during the year was $167,000.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Share-Based Payments (continued)

For purposes of disclosure pursuant to SFAS No. 123 and for recognition pursuant to SFAS No. 123(R) the estimated fair value of share awards is amortized over the awards requisite service period (the vesting period) using the straight line method. The adoption of SFAS No. 123(R) and its fair value compensation cost recognition provisions are different from the non-recognition provisions under SFAS No. 123 and the intrinsic value method for compensation cost allowed by APB No. 25. For the year ended March 31, 2007 total compensation cost for share-based payments recognized in income and the tax benefit related thereto were approximately $393,000 and $150,000, respectively. The adoption of SFAS No. 123(R) decreased reported amounts as follows for the year ended March 31, 2007.

Operating income before income taxes	$(393,000)

Net income	$(243,000)

Earnings per share:
Basic	$(0.02)

Diluted	$(0.02)

The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to options granted under the plans for the years ended March 31, 2006 and 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the award’s vesting period.

	Year ended March 31,
	2006	2005
Reported net income	$10,559,489	$8,079,695
Stock based employee compensation cost under the fair value method, net of tax	78,977	62,496

Pro forma net income	$10,480,512	$8,017,199

Reported basic earnings per share	$1.07	$0.85

Pro forma basic earnings per share	$1.06	$0.85

Reported diluted earnings per share	$1.01	$0.80

Pro forma diluted earnings per share	$1.00	$0.80

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

11. Employee Benefit Plans

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the years ended March 31, 2007, 2006 and 2005, the Company recorded expenses of approximately $105,000, $187,000 and $83,000, respectively, related to this plan.

12. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Year ending March 31:
2008	$1,099,108
2009	886,868
2010	550,029
2011	81,189
2012	39,310

$2,656,504

Rent expense for the years ended March 31, 2007, 2006 and 2005 was approximately $1,194,000, $1,021,000 and $815,000, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, in the opinion of management, would have a material adverse affect on the Company’s financial position.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Quarterly Results of Operations (Unaudited)

	Year ended March 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$11,328,874	$11,606,734	$11,730,229	$12,043,537
Interest expense	1,260,203	1,362,691	1,451,647	1,461,058
Provision for credit losses	810,002	852,451	1,193,778	834,174
Non-interest expense	4,356,483	4,910,131	4,605,273	4,873,908

Operating income before income taxes	4,902,186	4,481,461	4,479,531	4,874,397
Income tax expense	1,872,743	1,713,037	1,709,737	1,862,299

Net income	$3,029,443	$2,768,424	$2,769,794	$3,012,098

Earnings per share:
Basic	$0.31	$0.28	$0.28	$0.30

Diluted	$0.29	$0.27	$0.27	$0.29

	Year ended March 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$9,160,391	$10,238,720	$11,107,248	$12,170,311
Interest expense	980,553	1,058,479	1,122,358	1,171,024
Provision for credit losses	428,025	832,009	1,172,108	1,476,811
Non-interest expense	3,896,497	4,294,336	4,424,535	4,779,640

Operating income before income taxes	3,855,316	4,053,896	4,388,247	4,742,836
Income tax expense	1,461,488	1,544,720	1,669,917	1,804,681

Net income	$2,393,828	$2,509,176	$2,718,330	$2,938,155

Earnings per share:
Basic	$0.24	$0.25	$0.28	$0.30

Diluted	$0.23	$0.24	$0.26	$0.28

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the exchange Act 13a-15(e) as of March 31, 2007. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were not effective as of March 31, 2007, because of the material weaknesses discussed below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including our chief executive officer and chief financial officer, conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of March 31, 2007, the end of the fiscal year covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded, that as of March 31, 2007, we did not maintain effective internal controls over financial reporting in accordance with the COSO criteria, because management determined that we had material weaknesses in the design and operating effectiveness of our internal controls over financial reporting at March 31, 2007. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists.

Such indicators include restatements of previously issued financial statements and adjustments made by independent accountants that were not initially identified by the company’s internal control over financial reporting. During the year ended March 31, 2007 certain adjustments were identified by the auditors and were made to the financial statements.

Management has evaluated the nature and amount of the adjustments, and while it deems that such adjustments were not of a material magnitude, has nevertheless concluded that there are material weaknesses in internal control as defined under PCAOB Auditing Standard No. 2 as follows:

Segregation of Duties and Limited Staff: Based on the size of the Company, we have limited accounting personnel with the proper training to implement and maintain proper internal controls over financial reporting. During the fourth quarter ending March 31, 2007 the Company had a key departure in its accounting department, which exacerbated this issue. As a result of a limited staff, we are unable to have sufficient review by individuals not associated with the preparation of account analysis, reconciliation of accounts and preparation of the financial statements.

Loan Loss Analysis: The Company has identified loan loss analysis as a critical area where significant risk is associated with the proper analytical analysis and the use of sound estimates. The estimates and analytical work is subsequently used to arrive at proper reserve levels and adjustments that influence the Company’s profitability in each reporting period. Historically, one individual does the majority of the work performed and the Company does not have the procedures and controls in place to have additional qualified individuals review these calculations and estimates.

Accounting for Income Taxes: The Company identified certain accounts related to the computation of the Company’s income tax provision, income taxes payable and the deferred tax asset that were not fully reconciled on a timely basis.

The control deficiencies described above, either individually or in combination, could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that the above mentioned control deficiencies constitute material weaknesses. As a result of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, that (1) this report does not contain any untrue statement of a material fact, (2) omit a material fact necessary to make the statements made not misleading with respect to the period covered by this report, (3) and the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of March 31, 2007 and for the period then ended.

Remedial Steps to Address the Material Weaknesses

Segregation of Duties and Limited Staff: The Company will evaluate its current accounting staff and make decisions in regards to hiring additional qualified accounting personnel. The Company will also evaluate the possibility of outsourcing certain accounting functions to alleviate staffing issues and or segregation of duties issues.

Loan Loss Analysis: The management of the Company will work more directly with the Audit Committee in the loan loss analysis area. This might include additional information presented to the Audit Committee, additional in-house training and other steps to allow the Audit Committee to properly oversee and evaluate loan loss reserve assumptions and subsequent adjustments that affect profitability during respective reporting periods.

Accounting for Income Taxes: The Company will evaluate whether to hire an individual with expertise in the area of income taxes or if the deficiency in this area can be resolved with its current staff. The Company will also put into place the necessary changes to ensure that all reconciliation’s related to income taxes are performed on a timely basis.

These remediation plans will be implemented during the second and third quarters of fiscal 2008. The material weakness will not be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.

The Company’s independent registered public accounting firm, Dixon Hughes PLLC has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears below.

Change in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting has occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nicholas Financial, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2007 because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’ s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

Segregation of Duties and Limited Staff: Based on the size of the Company, it has limited accounting personnel with the proper training to implement and maintain proper internal controls over financial reporting. During the fourth quarter ending March 31, 2007 the Company had a key departure in its accounting department which exacerbated this issue. As a result of a limited staff, the Company is unable to have sufficient review by individuals not associated with the preparation of account analysis, reconciliation of accounts and preparation of the consolidated financial statements.

Loan Loss Analysis: The Company has identified loan loss analysis as a critical area where significant risk is associated with the proper analytical analysis and the use of sound estimates. The estimates and analytical work is subsequently used to arrive at proper reserve levels and adjustments that influence the Company’s profitability in each reporting period. Historically, one individual does the majority of the work performed and the Company does not have the procedures and controls in place to have additional qualified individuals review these calculations and estimates.

Accounting for Income Taxes: The Company identified certain accounts related to the computation of the Company’s income tax provision, income taxes payable and the deferred tax asset that were not fully reconciled on a timely basis.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated June 14, 2007, expressed an unqualified opinion on those consolidated financial statements. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated June 14, 2007, which expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes PLLC

Atlanta, Georgia

June 14, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Proposal 1: Election of Directors,” “Board of Directors,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and Information Circular, dated on or about July 2, 2007, for the 2007 Annual General Meeting of Members of the Company to be held August 7, 2007 (the “Proxy Statement”), is incorporated herein by reference.

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

Item 11.	Executive Compensation, Compensation Interlocks and Insider Participation

The information set forth under the “Executive Officers and Compensation” and “Board of Directors – Directors Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Voting Shares and Ownership of Management and Principal Holders” and “Executive Officers and Compensation – Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, Director Independence and Board of Directors

The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Proposal 3: Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Part II, Item 8, for the index of financial statements. All financial schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4	Form of Common Stock Certificate (3)

10.1	Amended and Restated Loan and Security Agreement, dated August 1, 2000 (4)

10.2	Amendment No. 1 to Loan Agreement, dated March 16, 2001 (5)

10.3	Amendment No. 2 to Loan Agreement, dated July 31, 2001 (6)

10.4.1	Amendment No. 3 to Loan Agreement, dated June 27, 2002 (7)

10.4.2	Amendment No. 4 to Loan Agreement, dated June 30, 2004 (8)

10.4.3	Amendment No. 5 to Loan Agreement, dated March 31, 2005 (9)

10.4.4	Amendment No. 6 to Loan Agreement, dated September 15, 2005 (10)

10.4.5	Amendment No. 7 to Loan Agreement, dated February 1, 2006 (11)

10.4.6	Amendment No. 8 to Loan Agreement, dated March 27, 2007

10.5	Employee Stock Option Plan (12)

10.6	Non-Employee Director Stock Option Plan (13)

10.7	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance (14)

10.8	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer (15)

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (16)

10.10	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto) (17)

10.11	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions (18)

10.12	Nicholas Financial, Inc. Equity Incentive Plan (19)

10.13	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award (20)

10.14	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award (21)

10.15	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award (22)

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers (23)

21	Subsidiaries of Nicholas Financial, Inc. (24)

23.1	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2004 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the fiscal quarter ended June 30, 2004, as filed with the SEC on August 16, 2004.
(9)	Incorporated by reference to Exhibit 10.4.3 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005.
(10)	Incorporated by reference to Exhibit 10.4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 11, 2005.
(11)	Incorporated by reference to Exhibit 10.4.5 to the Company’s Form 10-K for the fiscal year ended March 31, 2006, as filed with the SEC on June 29, 2006.
(12)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File. No. 333-81967).
(13)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File. No. 333-81961).
(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(15)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.

(16)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KS for the fiscal year ended March 31, 2006, as filed with the SEC on June 29, 2006.
(17)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.
(18)	Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.
(19)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006.
(20)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(21)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(22)	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(23)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2006.
(24)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
Dated: June 14, 2007

	By:	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman, Chief Executive Officer and President

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Peter L. Vosotas and Ralph T. Finkenbrink, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter L. Vosotas	Chairman of the Board, Chief
Peter L. Vosotas	Executive Officer, President and Director	June 14, 2007

/s/ Ralph T. Finkenbrink	Sr. Vice President – Finance	June 14, 2007
Ralph T. Finkenbrink	Chief Financial Officer,
Chief Accounting Officer and Director

/s/ Stephen Bragin	Director	June 14, 2007
Stephen Bragin

/s/ Alton R. Neal	Director	June 14, 2007
Alton R. Neal

/s/ Scott Fink	Director	June 14, 2007
Scott Fink

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Nicholas Financial, Inc.*

3.2	Notice of Articles of Nicholas Financial, Inc.*

4	Form of Common Stock Certificate*

10.1	Amended and Restated Loan and Security Agreement, dated August 1, 2000*

10.2	Amendment No. 1 to Loan Agreement, dated March 16, 2001*

10.3	Amendment No. 2 to Loan Agreement, dated July 31, 2001*

10.4.1	Amendment No. 3 to Loan Agreement, dated June 27, 2002*

10.4.2	Amendment No. 4 to Loan Agreement, dated June 30, 2004*

10.4.3	Amendment No. 5 to Loan Agreement, dated March 31, 2005*

10.4.4	Amendment No. 6 to Loan Agreement, dated September 15, 2005*

10.4.5	Amendment No. 7 to Loan Agreement, dated February 1, 2006*

10.4.6	Amendment No. 8 to Loan Agreement, dated March 27, 2007

10.5	Employee Stock Option Plan*

10.6	Non-Employee Director Stock Option Plan*

10.7	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance*

10.8	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer*

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements*

10.10	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto)*

10.11	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions*

10.12	Nicholas Financial, Inc. Equity Incentive Plan*

10.13	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award*

10.14	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award*

10.15	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award*

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers*

21	Subsidiaries of Nicholas Financial, Inc.*

23.1	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Incorporated by reference.