Form 10-Q
period 2007-06-30
NICHOLAS FINANCIAL INC
filed 2007-08-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 31, 2007, the registrant had 10,035,781 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2007	March 31, 2007
	(Unaudited)
Assets
Cash	$3,275,174	$1,499,193
Finance receivables, net	167,069,915	164,364,715
Accounts receivable	15,514	17,858
Assets held for resale	1,104,915	887,687
Prepaid expenses and other assets	616,720	578,095
Property and equipment, net	973,862	1,014,698
Derivatives	940,196	659,724
Deferred income taxes	3,812,675	3,997,278

Total assets	$177,808,971	$173,019,248

Liabilities
Line of credit	$94,000,170	$94,012,099
Drafts payable	1,339,532	1,291,948
Accounts payable and accrued expenses	6,177,546	6,155,492
Income taxes payable	1,654,055	225,648
Deferred revenues	1,590,934	1,527,076

Total liabilities	104,762,237	103,212,263

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par: 50,000,000 shares authorized; 10,035,781 and 9,984,281 shares issued and outstanding, respectively	16,370,404	16,088,477
Accumulated other comprehensive income	582,169	408,237
Retained earnings	56,094,161	53,310,271

Total shareholders’ equity	73,046,735	69,806,985

Total liabilities and shareholders’ equity	$177,808,971	$173,019,248

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2007	2006
Revenue:
Interest and fee income on finance receivables	$12,148,489	$11,295,006
Sales	22,064	33,868

	12,170,553	11,328,874
Expenses:
Cost of sales	8,025	1,017
Marketing	313,846	291,576
Salaries and employee benefits	3,038,547	2,866,244
Administrative	1,436,102	1,110,658
Provision for credit losses	1,197,122	810,002
Depreciation	89,282	86,988
Interest expense	1,588,608	1,260,203

	7,671,532	6,426,688

Operating income before income taxes	4,499,021	4,902,186
Income tax expense	1,715,131	1,872,743

Net income	$2,783,890	$3,029,443

Earnings per share:
Basic	$0.28	$0.31

Diluted	$0.27	$0.29

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$2,783,890	$3,029,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89,282	86,988
Gain on sale of property and equipment	(11,184)	(5,140)
Provision for credit losses	1,197,122	810,002
Deferred income taxes	78,063	(281,046)
Share-based compensation	112,437	30,390
Changes in operating assets and liabilities:
Accounts receivable	2,344	8,511
Prepaid expenses and other assets	(38,625)	25,348
Accounts payable and accrued expenses	22,054	139,879
Income taxes payable	1,428,407	1,773,137
Deferred revenues	63,858	30,336

Net cash provided by operating activities	5,727,648	5,647,848

Cash flows from investing activities
Purchase and origination of finance contracts	(26,771,232)	(25,896,709)
Principal payments received	22,868,910	20,706,589
Increase in assets held for resale	(217,228)	(169,446)
Purchase of property and equipment	(48,790)	(97,965)
Proceeds from sale of property and equipment	11,528	5,140

Net cash used in investing activities	(4,156,812)	(5,452,391)

Cash flows from financing activities
Net (repayment of) proceeds from line of credit	(11,929)	1,599,688
Increase (decrease) in drafts payable	47,584	(6,691)
Proceeds from exercise of stock options	55,785	32,127
Net excess tax benefits related to exercise of stock options and issuance of performance share awards	113,705	76,737

Net cash provided by financing activities	205,145	1,701,861

Net increase in cash	1,775,981	1,897,318
Cash, beginning of period	1,499,193	1,729,057

Cash, end of period	$3,275,174	$3,626,375

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2007, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the Securities and Exchange Commission on June 14, 2007.

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

Interest income on finance receivables is recognized using the effective interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract and the amount of money the Company actually pays for the Contract. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company receives a commission for selling add-on services to consumer borrowers and amortizes the commission, net of the related costs, over the term of the loan using the effective interest method. The Company’s net fees charged for processing a loan are recognized as an adjustment to the yield and are amortized over the life of the loan using the effective interest method.

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2007	2006
Numerator for earnings per share – net income	$2,783,890	$3,029,443

Denominator:
Denominator for basic earnings per share – weighted average shares	10,000,194	9,915,226
Effect of dilutive securities: Stock options and other share awards	351,642	367,751

Denominator for diluted earnings per share	10,351,836	10,282,977

Earnings per share:
Basic	$0.28	$0.31

Diluted	$0.27	$0.29

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	June 30, 2007	March 31, 2007
Finance receivables, gross contract	$260,765,943	$256,992,111
Unearned interest	(73,107,460)	(71,663,796)

Finance receivables, net of unearned interest	187,658,483	185,328,315
Allowance for credit losses	(20,588,568)	(21,085,600)

Finance receivables, net	$167,069,915	$164,364,715

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of 24% for the three months ended June 30, 2007.

5. Line of Credit

The Company has a $110.0 million line of credit facility (the Line) which expires on November 30, 2008. The Company may borrow the lesser of the $110,000,000 or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 175 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 6.76% and 6.06% for the three months ended June 30, 2007 and 2006, respectively. Pledged as collateral for this credit facility are all of the assets of the Company. As of June 30 2007 the outstanding amount of the credit facility was approximately $94.0 million and the amount available under the line of credit was approximately $16.0 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of June 30, 2007, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. As of June 30, 2007, $40,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements which are detailed as follows:

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

Each swap agreement has identical terms to the critical terms of the hedged item and meets each condition in Statement of Financial Accounting Standards (“SFAS”) No.133 for utilization of the short-cut method to assess the effectiveness of the swap agreement in hedging the variability of interest payments on the floating rate borrowings under the Line. The short-cut method presumes there is no hedge ineffectiveness if all such applicable conditions are met and the critical terms of the hedge and the hedged item do not change. During the life of each hedge, the critical terms of the hedge and the hedged item have not changed. Accordingly, the Company did not have any gain or loss from hedge ineffectiveness.

The Company records net gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Under the swap agreements, the Company received an average variable rate of 5.32% and 4.99% for the three months ended June 30, 2007 and 2006, respectively. During the same periods the Company paid an average fixed rate of 3.95% and 3.82%, respectively. The interest rate swaps are recorded at fair value, approximately $940,000 and $660,000 as of June 30 and March 31, 2007, respectively, in the caption derivatives on the condensed consolidated balance sheet. Accumulated other comprehensive income as of June 30 and March 31, 2007 of approximately $582,000 and $408,000, respectively, represents the after-tax effect of the derivative gains.

The following table reconciles net income with comprehensive income.

	Three months ended June 30,
	2007	2006
Net income	$2,783,890	$3,029,443
Mark to market interest rate swaps (net of tax of $106,540 and $78,340, respectively)	173,932	122,128

Comprehensive income	$2,957,822	$3,151,571

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Share-Based Payments

A summary of stock option activity as of June 30, 2007, and changes during the three-month period then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2007	709,250	$2.65
Granted	69,500	$11.23
Exercised	(34,500)	$1.62
Forfeited	(3,750)	$8.83

Outstanding as of June 30, 2007	740,500	$3.47	3.79	$5,420,958

Exercisable as of June 30, 2007	599,050	$2.15	2.69	$5,154,791

The Company granted 69,500 options with a fair value of $4.88 during the three months ended June 30, 2007. The fair value of options granted during the three-month period ended June 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.58%
Weighted average expected term	7 years
Expected volatility	32%
Expected dividend yield	0.00%

During the three months ended June 30, 2007, 34,500 options were exercised at exercise prices ranging from $1.13 to $10.35 per share. The total intrinsic value of options exercised during the three months ended June 30, 2007 was approximately $343,000. During the same period, 3,750 options were forfeited at exercise prices ranging from $6.13 to $10.35 per share. As of June 30, 2007, there was approximately $377,000 of unrecognized compensation cost related to options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately three years.

A summary of the status of non-vested restricted and performance shares as of June 30, 2007, and changes during the three-month period then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested as of March 31, 2007	45,000	$12.59
Granted	17,000	$11.15
Vested	—	$—
Forfeited	—	$—

Nonvested as of June 30, 2007	62,000	$12.19	$1.84	666,500

The Company issued 2,000 restricted shares with a weighted average grant date fair value of $11.23 and granted 15,000 performance shares with a weighted average grant date fair value $11.14 during the three-month period ended June 30, 2007. Restricted stock awards generally cliff vest over a three-year period based on service conditions. The vesting of performance share awards is contingent upon the attainment of company-wide performance goals including annual revenue growth and operating income targets. There are no post-vesting restrictions for share awards. As of June 30, 2007, there was approximately $566,000 of total unrecognized compensation cost related to non-vested restricted and performance share awards. That cost is expected to be recognized over a weighted-average period of approximately two years.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Income Taxes

Effective April 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”, or FIN 48. The Company concluded that there are no significant uncertain tax positions requiring recognition in the financial statements. Accordingly, the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from 2003 to 2006. State income tax returns for the years 2003 through 2005 are currently under examination by the State of North Carolina. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest expense during 2007.

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

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for losses on loans. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount, and for loans acquired prior to April 1, 2005, a portion of unearned income, and a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to cause all of the Contracts that the Company purchases to have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes a loss recovery department to assure adherence to its underwriting guidelines. The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. Each Branch Manager may interpret the guidelines differently, and as a result, the common risk characteristics tend to be the same on an individual branch level but not necessarily compared to another branch.

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer and the wholesale value of the vehicle. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount is related to credit quality and is considered to be part of the allowance for credit losses. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses.

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

Introduction

Consolidated net income decreased to $2.8 million for the three-month period ended June 30, 2007 as compared to $3.0 million for the corresponding period ended June 30, 2006. Earnings were negatively impacted primarily by an increase in the charge-off rate, and an increase in the cost of borrowed funds. The Company’s software subsidiary, Nicholas Data Services (NDS), did not contribute significantly to consolidated operations in the three months ended June 30, 2007 or 2006.

Portfolio Summary	Three months ended June 30,
	2007	2006
Average finance receivables, net of unearned interest (1)	$186,493,399	$165,158,209

Average indebtedness (2)	$94,006,134	$83,155,951

Finance revenue (3)	$12,148,489	$11,295,006
Interest expense	1,588,608	1,260,203

Net finance revenue	$10,559,881	$10,034,803

Weighted average contractual rate (4)	24.17%	24.14%

Average cost of borrowed funds (2)	6.76%	6.06%

Gross portfolio yield (5)	26.06%	27.35%

Interest expense as a percentage of average finance receivables, net of unearned interest	3.41%	3.05%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	2.57%	1.96%

Net portfolio yield (5)	20.08%	22.34%

Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.36%	10.45%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	9.72%	11.89%

Write-off to liquidation (8)	7.20%	5.04%

Net charge-off percentage (9)	6.59%	4.70%

Note: All three-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue is interest and fee income on finance receivables and does not include revenue generated by NDS. See “Computer Software Business” caption below for details on NDS revenue during the period.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenue as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See “Computer Software Business” caption below for details on NDS operating expenses during the period.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 7% to approximately $12.1 million for the three-month period ended June 30, 2007, from $11.3 million for the corresponding period ended June 30, 2006. Average finance receivables, net of unearned interest equaled approximately $186.5 million for the three-month period ended June 30, 2007, an increase of 13% from $165.2 million for the corresponding period ended June 30, 2006. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches. The gross finance receivable balance increased 14% to approximately $260.8 million as of June 30, 2007 from $229.6 million as of June 30, 2006. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 27.35% for the three-month period ended June 30, 2006 to 26.06% for the three-month period ended June 30, 2007. The net portfolio yield decreased from 22.34% for the three-month period ended June 30, 2006 to 20.08% for the corresponding period ended June 30, 2007. The gross portfolio yield decreased due to reduced accretion of discounts. The decrease was partially offset by a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below). The net portfolio yield decreased due to the above factors, plus the effect of additional provisions for credit losses required for the change in the recognition of interest and the resulting effect on credit loss provisions, together with additional provisions in response to increased charge-off rates.

Computer Software Business

Sales for the three-month period ended June 30, 2007 were approximately $22,000 as compared to $34,000 for the corresponding period ended June 30, 2006, a decrease of 35%. This decrease was primarily due to lower revenue from the existing customer base during the period ended June 30, 2007. Cost of sales and operating expenses increased to approximately $57,000 for the three-month period ended June 30, 2007 from $42,000 for the three-month period ended June 30, 2006.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to approximately $4.8 million for the three-month period ended June 30, 2007 from $4.3 million for the corresponding period ended June 30, 2006. This increase of 12% was primarily attributable to the additional staffing of several existing branches and increased general operating expenses. Operating expenses as a percentage of finance receivables, net of unearned interest decreased to 10.36% for the three-month period ended June 30, 2007 from 10.45% for the three-month period ended June 30, 2006. The primary reason for the decrease was the increase in average finance receivables, net of unearned interest.

Interest Expense

Interest expense increased to approximately $1.6 million for the three-month period ended June 30, 2007 from $1.3 million for the three-month period ended June 30, 2006. The average indebtedness for the three-month period ended June 30, 2007 increased to approximately $94.0 million as compared to $83.2 million for the corresponding period ended June 30, 2006. The Company’s average cost of borrowed funds increased to 6.76% for the three-month period ended June 30, 2007 as compared to 6.06% for the corresponding period ended June 30, 2006.

Contract Procurement

The Company purchases Contracts in the eleven states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended June 30, 2007 and 2006, less than 3% were for new vehicles. As of June 30, 2007, the average model year of vehicles collateralizing the portfolio was a 2001 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

State	Three months ended June 30,
	2007	2006
FL	$12,445,317	$13,947,906
GA	3,440,702	2,151,239
NC	2,659,821	2,778,846
SC	1,170,823	735,880
OH	2,890,421	3,366,347
MI	395,433	454,436
VA	934,859	1,680,165
IN	949,484	414,155
KY	1,163,003	993,783
MD	1,319,763	883,058
AL	597,877	34,523

Total	$27,967,503	$27,440,338

Contracts	Three months ended June 30,
	2007	2006
Purchases	$27,967,503	$27,440,338

Weighted APR	24.07%	24.03%

Average discount	8.21%	8.55%

Weighted average term (in months)	47	46

Average loan	$9,298	$9,018

Number of Contracts	3,008	3,043

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

Direct Loans Originated	Three months ended June 30,
	2007	2006
Originations	$2,207,774	$2,408,586

Weighted APR	25.54%	25.42%

Weighted average term (in months)	31	31

Average loan	$3,521	$3,506

Number of loans	627	687

Analysis of Credit Losses

As of June 30, 2007, the Company had 806 active static pools. The average pool upon inception consisted of 71 Contracts with aggregate finance receivables, net of unearned interest, of approximately $637,000.

Prior to April 1, 2005, in situations where, at the date of purchase, the dealer discount was determined to be insufficient to absorb all potential credit losses associated with a static pool, a portion of unearned income associated with the static pool was allocated to the allowance for credit losses. For loans purchased prior to April 1, 2005, the Company recognized revenue on the basis of interest expected to be collected, which was the gross contractual interest less amounts allocated to the reserve for dealer discounts.

Effective with loans purchased after March 31, 2005, the Company discontinued the practice of allocating a portion of unearned income to the allowance for credit losses. This change was made to reflect the predominate practice in the industry and improve comparability with other companies within the finance industry. Effective with loans purchased after March 31, 2005 the Company began recognizing interest income based upon the contractual rate of the loan. In situations where, at the date of purchase, the discount is determined to be insufficient to absorb all potential losses associated with the static pool, a charge to income is calculated and amortized into provision for credit losses over the life of the pool.

The change in the practice of allocating a portion of the unearned income to allowance for credit losses did not have a significant effect on the periodic net operating results, but rather resulted in differences in the classification of amounts within the statement of income. Both interest income and provisions for credit losses were higher for those pools acquired since March 31, 2005 than those pools previously acquired.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended June 30,
	2007	2006
Balance at beginning of period	$20,638,912	$22,274,255
Discounts acquired on new volume	2,261,012	2,320,375
Losses absorbed	(3,517,027)	(2,340,210)
Current period provision	1,118,721	736,779
Recoveries	458,336	390,192
Discounts accreted	(688,139)	(1,270,248)

Balance at end of period	$20,271,815	$22,111,143

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended June 30,
	2007	2006
Balance at beginning of period	$324,688	$293,767
Current period provision	56,867	55,830
Losses absorbed	(73,368)	(66,385)
Recoveries	8,566	9,113

Balance at end of period	$316,753	$292,325

Reserves accreted into income for the three months ended June 30, 2007 and 2006, were approximately $688,000 and $1.3 million, respectively. The Company has seen deterioration in the performance of its Contract portfolio, more specifically, newer static pools have seen an increase in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this increase to weakness in the consumer credit cycle and believes this trend will continue for the remainder of its fiscal year. Provisions reversed for the three-month period ended June 30, 2007 totaled approximately $217,000. Provisions reversed for the three-month period ended June 30, 2006 totaled approximately $416,000. The reversal of provisions previously recorded in each period was due to the charge-off performance of static pools originated from April 2005 through December 2005. The Company experienced a higher net charge-off percentage of 6.59% during the three-month period ended June 30, 2007 as compared to 4.70% for the three-month period ended June 30, 2006.

The average dealer discount associated with new volume for the three months ended June 30, 2007 and 2006 were 8.21% and 8.55%, respectively. The Company believes the average dealer discount may continue to decrease as the result of competition in the markets the Company is currently operating in.

The provision for credit losses increased from approximately $810,000 for the three-month period ended June 30, 2006, to $1,197,000 for the three-month period ended June 30, 2007. The Company’s losses as a percentage of liquidation increased from 5.04% for the three months ended June 30, 2006, to 7.20% for the three months ended June 30, 2007. The Company anticipates losses as a percentage of liquidation will be in the 6-10% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three months ended June 30, 2007 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs were approximately 14% and 19% for the three months ended June 30, 2007 and 2006, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.

The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company believes the down turn in the housing sector is affecting its customer’s employment status and does not foresee any recovery during the current fiscal year. The number of bankruptcy filings by customers during the three months ended June 30, 2007 was consistent with the three months ended June 30, 2006.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	June 30, 2007		June 30, 2006
Contracts
Gross balance outstanding	$250,450,750		$220,467,207

Delinquencies
30 to 59 days	$5,005,607	2.00%	$3,336,681	1.51%
60 to 89 days	1,857,560	0.74%	1,202,325	0.55%
90 + days	615,176	0.25%	353,185	0.16%

Total delinquencies	$7,478,343	2.99%	$4,892,191	2.22%

Direct Loans
Gross balance outstanding	$10,315,193		$9,105,441

Delinquencies
30 to 59 days	$98,820	0.96%	$73,073	0.80%
60 to 89 days	65,710	0.64%	32,056	0.35%
90 + days	41,762	0.40%	9,500	0.11%

Total delinquencies	$206,292	2.00%	$114,629	1.26%

The delinquency percentage for Contracts more than thirty days past due as of June 30, 2007 was 2.99% as compared to 2.22% as of June 30, 2006. The delinquency percentage for direct loans more than thirty days past due as of June 30, 2007 was 2.00% as compared to 1.26% as of June 30, 2006.

The Company does not give significant consideration to short-term trends in delinquency percentages when evaluating reserve levels. The Company believes delinquency trends over several reporting periods are more useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes internal branch audits as an indication of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators.

Income Taxes

The provision for income taxes decreased to approximately $1.7 million for the three months ended June 30, 2007 as compared to $1.9 million for the three months ended June 30, 2006. The Company’s effective tax rate decreased from 38.20% for the three months ended June 30, 2006 to 38.12% for the three months ended June 30, 2007.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$5,727,647	$5,647,848
Investing activities (primarily purchase of Contracts)	(4,156,812)	(5,452,391)
Financing activities	205,146	1,701,861

Net increase in cash	$1,775,981	$1,897,318

The Company’s primary use of working capital for the three months ended June 30, 2007 was the funding of the purchase of Contracts. The Company has a Line which is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of June 30, 2007 the Company could borrow the lesser of $110.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 175.0 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. As of June 30, 2007, the amount outstanding under the Line was approximately $94.0 million and the amount available under the Line was approximately $16.0 million.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. As of June 30, 2007, approximately 43% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from May 19, 2008 through September 2, 2010.

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

Future Expansion

The Company currently operates a total of forty-seven branch locations in eleven states, including nineteen in Florida, five in Ohio, five in North Carolina, five in Georgia, three in Virginia, three in Kentucky, two in South Carolina, two in Maryland and one in Michigan, Indiana and Alabama. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date six of our branches have reached this capacity.

The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. The Company is evaluating certain new markets and plans to develop these markets using the recently announced Central Processing Center to underwrite, process and collect new loans. The Company may or may not open new branch offices in these new markets. The Company is currently evaluating certain under performing branch locations and may at sometime in the near future elect to close these branches. The Company believes opportunities for growth continue to exist in states where it currently operates branches and plans to continue its expansion activities in those states. No assurances can be given, however, that the Company will be able to continue to expand or, if it does continue to expand, that it will be able to do so profitably. The Company is also analyzing other markets in states the Company does not currently operate in, however, no assurance can be given that any expansion will occur in these new markets.

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

In September 2006, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. Both issues provide guidance on the recognition of company-paid life insurance protecting against the loss of key employees. These issues are effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating both EITF No. 06-4 and EITF No. 06-5 and the potential impact that adoption will have on the consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not and are not believed by the Company to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the three-month periods ended June 30, 2007 and 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President-Finance and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal controls. In response to the material weaknesses described in our Form 10-K for the year ended March 31, 2007, the Company’s management is taking a series of actions to remediate these material weaknesses in our system of internal controls. We are continuing to implement changes and will need to assess the operating effectiveness of these changes prior to concluding that our remediation efforts are complete. The Company’s management anticipates that our remediation efforts will be complete before the filing of our 2008 Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except to the extent that the changes being implemented in connection with the remediation plan affect such controls.

Part II—Other Information

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC. (Registrant)

Date: August 9, 2007	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 9, 2007	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President,
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