Form 10-Q
period 2007-09-30
NICHOLAS FINANCIAL INC
filed 2007-11-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 31, 2007, the registrant had 10,045,781 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2007	March 31, 2007
	(Unaudited)
Assets
Cash	$2,451,304	$1,499,193
Finance receivables, net	172,310,931	164,364,715
Accounts receivable	9,295	17,858
Assets held for resale	1,250,356	887,687
Prepaid expenses and other assets	974,944	578,095
Property and equipment, net	924,801	1,014,698
Derivatives	286,910	659,724
Deferred income taxes	3,962,457	3,997,278

Total assets	$182,170,998	$173,019,248

Liabilities
Line of credit	$97,552,210	$94,012,099
Drafts payable	1,346,560	1,291,948
Accounts payable and accrued expenses	6,319,512	6,155,492
Income taxes payable	—	225,648
Deferred revenues	1,579,532	1,527,076

Total liabilities	106,797,814	103,212,263

Shareholders' equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par: 50,000,000 shares authorized; 10,040,781 and 9,984,281 shares issued and outstanding, respectively	16,504,752	16,088,477
Accumulated other comprehensive income	177,655	408,237
Retained earnings	58,690,777	53,310,271

Total shareholders’ equity	75,373,184	69,806,985

Total liabilities and shareholders' equity	$182,170,998	$173,019,248

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Revenue:
Interest and fee income on finance receivables	$12,559,769	$11,573,987	$24,708,258	$22,868,993
Sales	17,942	32,747	40,006	66,615

	12,577,711	11,606,734	24,748,264	22,935,608

Expenses:
Cost of sales	4,881	4,385	12,906	5,402
Marketing	319,881	329,811	633,727	621,387
Salaries and employee benefits	3,201,831	3,067,434	6,240,378	5,809,519
Administrative	1,501,758	1,416,548	2,937,860	2,651,364
Provision for credit losses	1,616,757	852,451	2,813,879	1,662,453
Depreciation	87,943	91,953	177,225	178,942
Interest expense	1,643,262	1,362,691	3,231,870	2,622,894

	8,376,313	7,125,273	16,047,845	13,551,961

Operating income before income taxes	4,201,398	4,481,461	8,700,419	9,383,647

Income tax expense	1,604,782	1,713,037	3,319,913	3,585,780

Net income	$2,596,616	$2,768,424	$5,380,506	$5,797,867

Earnings per share:
Basic	$0.26	$0.28	$0.54	$0.58

Diluted	$0.25	$0.27	$0.52	$0.56

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$5,380,506	$5,797,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177,225	178,942
Gain on sale of property and equipment	(19,956)	(16,640)
Provision for credit losses	2,813,879	1,662,453
Deferred income taxes	177,053	55,274
Share-based compensation	224,269	122,801
Changes in operating assets and liabilities:
Accounts receivable	8,563	2,365
Prepaid expenses and other assets	(396,849)	(467,054)
Accounts payable and accrued expenses	164,020	802,924
Income taxes payable	(225,648)	(177,557)
Deferred revenues	52,456	(55,185)

Net cash provided by operating activities	8,355,518	7,906,190

Cash flows from investing activities
Purchase and origination of finance contracts	(55,032,593)	(53,758,395)
Principal payments received	44,272,498	41,749,387
Increase in assets held for resale	(362,669)	(358,352)
Purchase of property and equipment	(87,935)	(333,403)
Proceeds from sale of property and equipment	20,563	16,640

Net cash used in investing activities	(11,190,136)	(12,684,123)

Cash flows from financing activities
Net proceeds from line of credit	3,540,111	4,657,329
Increase in drafts payable	54,612	9,011
Proceeds from exercise of stock options	63,703	34,327
Net excess tax benefits related to exercise of stock options and issuance of performance share awards	128,303	81,131

Net cash provided by financing activities	3,786,729	4,781,798

Net increase in cash	952,111	3,865
Cash, beginning of period	1,499,193	1,729,057

Cash, end of period	$2,451,304	$1,732,922

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2007, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2007 as filed with the Securities and Exchange Commission on June 14, 2007.

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Numerator for earnings per share – net income	$2,596,616	$2,768,424	$5,380,506	$5,797,867

Denominator:

Denominator for basic earnings per share – weighted average shares	10,035,998	9,931,144	10,020,085	9,923,229

Effect of dilutive securities: Stock options and other share awards	290,070	362,248	329,141	365,970

Denominator for diluted earnings per share	10,326,068	10,293,392	10,349,226	10,289,199

Earnings per share – basic	$0.26	$0.28	$0.54	$0.58

Earnings per share – diluted	$0.25	$0.27	$0.52	$0.56

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	September 30, 2007	March 31, 2007
Finance receivables, gross contract	$268,620,785	$256,992,111
Unearned interest	(76,090,740)	(71,663,796)

Finance receivables, net of unearned interest	192,530,045	185,328,315
Allowance for credit losses	(20,219,114)	(20,963,600)

Finance receivables, net	$172,310,931	$164,364,715

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of 24% for the three and six months ended September 30, 2007.

5. Line of Credit

The Company has a $110.0 million line of credit facility (the Line) which expires on November 30, 2008. The Company may borrow the lesser of the $110.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 175 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 6.87% and 6.82% for the three and six months ended September 30, 2007, respectively, as compared to 6.41% and 6.24% for the three and six month period ended September 30, 2006, respectively. Pledged as collateral for this credit facility are all of the assets of the Company. As of September 30, 2007 the outstanding amount of the credit facility was approximately $97.6 million and the amount available under the line of credit was approximately $12.4 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of September 30, 2007, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. As of September 30, 2007, $40,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements which are detailed as follows:

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

The Company records net gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Under the swap agreements, the Company received an average variable rate of 5.45% and 5.36% for the three months ended September 30, 2007 and 2006, respectively. During the same periods the Company paid an average fixed rate of 4.10% and 3.90%, respectively. Under the swap agreements, the Company received an average variable rate of 5.39% and 5.18% for the six months ended September 30, 2007 and 2006, respectively. During the same periods the Company paid an average fixed rate of 4.10% and 3.86%, respectively. The interest rate swaps are recorded at fair value, approximately $287,000 and $660,000 as of September 30 and March 31, 2007, respectively, in the caption derivatives on the condensed consolidated balance sheet. Accumulated other comprehensive income as of September 30 and March 31, 2007 of approximately $178,000 and $408,000, respectively, represents the after-tax effect of the derivative gains.

The following table reconciles net income with comprehensive income.

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Net Income	$2,596,616	$2,768,424	$5,380,506	$5,797,867

Mark to market interest rate swaps, net of tax benefit of $248,772, $306,050, $142,234 and $227,710, respectively	(404,514)	(496,221)	(230,582)	(374,093)

Comprehensive income	$2,192,102	$2,272,203	$5,149,924	$5,423,774

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Share-Based Payments

A summary of stock option activity as of September 30, 2007, and changes during the six-month period then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2007	709,250	$2.65
Granted	147,500	$10.28
Exercised	(39,500)	$1.61
Forfeited	(18,000)	$9.63

Outstanding as of September 30, 2007	799,250	$3.95	4.07	$4,392,695

Exercisable as of September 30, 2007	610,050	$2.24	2.55	$4,273,993

The Company granted 147,500 options with a fair value of $4.42 during the six months ended September 30, 2007. The fair value of options granted during the six-month period ended September 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.42%
Weighted average expected term	7 years
Expected volatility	32%
Expected dividend yield	0.00%

During the six months ended September 30, 2007, 39,500 options were exercised at exercise prices ranging from $1.13 to $10.35 per share. The total intrinsic value of options exercised during the six months ended September 30, 2007 was approximately $381,000. During the same period, 18,000 options were forfeited at exercise prices ranging from $6.13 to $11.23 per share. As of September 30, 2007, there was approximately $577,000 of unrecognized compensation cost related to options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately three years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Share-Based Payments (continued)

A summary of the status of non-vested restricted and performance shares as of September 30, 2007, and changes during the six-month period then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested as of March 31, 2007	45,000	$12.59
Granted	17,000	$11.15
Vested	—	$—
Forfeited	(6,000)	$11.03

Nonvested as of September 30, 2007	56,000	$12.32	1.50	$516,320

The Company issued 2,000 restricted shares with a weighted average grant date fair value of $11.23 and granted 15,000 performance shares with a weighted average grant date fair value of $11.14 during the six-month period ended September 30, 2007. Restricted stock awards generally cliff vest over a three-year period based on service conditions. The vesting of performance share awards is contingent upon the attainment of company-wide performance goals including annual revenue growth and operating income targets. There are no post-vesting restrictions for share awards. As of September 30, 2007, there was approximately $420,000 of total unrecognized compensation cost related to non-vested restricted and performance share awards. That cost is expected to be recognized over a weighted-average period of approximately two years.

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

Introduction

Consolidated net income decreased to $2.6 million for the three-month period ended September 30, 2007 as compared to $2.8 million for the corresponding period ended September 30, 2006. Consolidated net income decreased to $5.4 million for the six-month period ended September 30, 2007 as compared to $5.8 million for the corresponding period ended September 30, 2006. Earnings were negatively impacted primarily by an increase in the charge-off rate, and an increase in the cost of borrowed funds. The Company’s software subsidiary, Nicholas Data Services (NDS), did not contribute significantly to consolidated operations in the three and six-month periods ended September 30, 2007 or 2006.

Portfolio Summary	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Average finance receivables, net of unearned interest (1) Average Net Finance Receivables (1)	$189,954,242	$169,312,348	$188,223,821	$167,235,278

Average indebtedness (2)	$95,625,225	$85,041,313	$94,815,680	$84,098,632

Finance revenue (3)	$12,559,769	$11,573,987	$24,708,258	$22,868,993
Interest expense	1,643,262	1,362,691	3,231,870	2,622,894

Net finance revenue	$10,916,507	$10,211,296	$21,476,388	$20,246,099

Weighted average contractual rate (4)	24.34%	23.92%	24.26%	24.03%

Average cost of borrowed funds (2)	6.87%	6.41%	6.82%	6.24%

Gross portfolio yield (5)	26.45%	27.34%	26.25%	27.35%
Interest expense as a percentage of average finance receivables, net of unearned interest	3.46%	3.22%	3.43%	3.14%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	3.40%	2.01%	2.99%	1.99%

Net portfolio yield (5)	19.59%	22.11%	19.83%	22.22%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.65%	11.50%	10.51%	10.98%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	8.94%	10.61%	9.32%	11.24%

Write-off to liquidation (8)	8.70%	7.65%	7.95%	6.37%
Net charge-off percentage (9)	7.79%	7.26%	7.20%	6.00%

Note: All three and six-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue is interest and fee income on finance receivables and does not include revenue generated by NDS. See “Computer Software Business” caption below for details on NDS revenue during the period.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenue as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See “Computer Software Business” caption below for details on NDS operating expenses during the period.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 9% to approximately $12.6 million for the three-month period ended September 30, 2007, from $11.6 million for the corresponding period ended September 30, 2006. Average finance receivables, net of unearned interest equaled approximately $190.0 million for the three-month period ended September 30, 2007, an increase of 12% from $169.3 million for the corresponding period ended September 30, 2006. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches. The gross finance receivable balance increased 13% to approximately $268.6 million as of September 30, 2007 from $237.2 million as of September 30, 2006. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 27.34% for the three-month period ended September 30, 2006 to 26.45% for the three-month period ended September 30, 2007. The net portfolio yield decreased from 22.11% for the three-month period ended September 30, 2006 to 19.59% for the corresponding period ended September 30, 2007. The gross portfolio yield decreased due to reduced accretion of discounts. The decrease was partially offset by a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below). The net portfolio yield decreased due to the above factors, plus the effect of additional provisions for credit losses required for the change in the recognition of interest and the resulting effect on credit loss provisions, together with additional provisions in response to increased charge-off rates.

Computer Software Business

Sales for the three-month period ended September 30, 2007 were approximately $18,000 as compared to $33,000 for the corresponding period ended September 30, 2006, a decrease of 45%. This decrease was primarily due to lower revenue from the existing customer base during the period ended September 30, 2007. Cost of sales and operating expenses increased to approximately $59,000 for the three-month period ended September 30, 2007 from $44,000 for the three-month period ended September 30, 2006.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to approximately $5.1 million for the three-month period ended September 30, 2007 from $4.9 million for the corresponding period ended September 30, 2006. This increase of 4% was primarily attributable to the additional staffing of several existing branches and increased general operating expenses. Operating expenses as a percentage of finance receivables, net of unearned interest decreased to 10.65% for the three-month period ended September 30, 2007 from 11.50% for the three-month period ended September 30, 2006. The primary reason for the decrease was the increase in average finance receivables, net of unearned interest.

Interest Expense

Interest expense increased to approximately $1.6 million for the three-month period ended September 30, 2007 from $1.4 million for the three-month period ended September 30, 2006. The average indebtedness for the three-month period ended September 30, 2007 increased to approximately $95.6 million as compared to $85.0 million for the corresponding period ended September 30, 2006. The Company’s average cost of borrowed funds increased to 6.87% for the three-month period ended September 30, 2007 as compared to 6.41% for the corresponding period ended September 30, 2006.

Six months ended September 30, 2007 compared to six months ended September 30, 2006

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 8% to approximately $24.7 million for the six-month period ended September 30, 2007, from $22.9 million for the corresponding period ended September 30, 2006. Average finance receivables, net of unearned interest equaled approximately $188.2 million for the six-month period ended September 30, 2007, an increase of 13% from $167.2 million for the corresponding period ended September 30, 2006. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches. The gross finance receivable balance increased 13% to approximately $268.6 million as of September 30, 2007 from $237.2 million as of September 30, 2006. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 27.35% for the six-month period ended September 30, 2006 to 26.25% for the six-month period ended September 30, 2007. The net portfolio yield decreased from 22.22% for the six-month period ended September 30, 2006 to 19.83% for the corresponding period ended September 30, 2007. The gross portfolio yield decreased due to reduced accretion of discounts. The decrease was partially offset by a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below). The net portfolio yield decreased due to the above factors, plus the effect of additional provisions for credit losses required for the change in the recognition of interest and the resulting effect on credit loss provisions, together with additional provisions in response to increased charge-off rates.

Computer Software Business

Sales for the six-month period ended September 30, 2007 were approximately $40,000 as compared to $67,000 for the corresponding period ended September 30, 2006, a decrease of 40%. This decrease was primarily due to lower revenue from the existing customer base during the period ended September 30, 2007. Cost of sales and operating expenses increased to approximately $115,000 for the six-month period ended September 30, 2007 from $86,000 for the six-month period ended September 30, 2006.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to approximately $9.9 million for the six-month period ended September 30, 2007 from $9.2 million for the corresponding period ended September 30, 2006. This increase of 8% was primarily attributable to the additional staffing of several existing branches and increased general operating expenses. Operating expenses as a percentage of finance receivables, net of unearned interest decreased to 10.51% for the six-month period ended September 30, 2007 from 10.98% for the six-month period ended September 30, 2006. The primary reason for the decrease was the increase in average finance receivables, net of unearned interest.

Interest Expense

Interest expense increased to approximately $3.2 million for the six-month period ended September 30, 2007 from $2.6 million for the six-month period ended September 30, 2006. The average indebtedness for the six-month period ended September 30, 2007 increased to approximately $94.8 million as compared to $84.1 million for the corresponding period ended September 30, 2006. The Company’s average cost of borrowed funds increased to 6.82% for the six-month period ended September 30, 2007 as compared to 6.24% for the corresponding period ended September 30, 2006.

Contract Procurement

The Company purchases Contracts in the eleven states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended September 30, 2007 and 2006, less than 3% were for new vehicles. As of September 30, 2007, the average model year of vehicles collateralizing the portfolio was a 2001 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

State	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
FL	$12,928,867	$13,071,218	$25,374,183	$27,019,127
GA	3,407,153	2,966,613	6,973,698	5,117,852
NC	3,613,965	3,525,590	6,273,786	6,304,436
SC	1,061,489	942,504	2,232,312	1,678,383
OH	3,768,332	3,177,101	6,658,753	6,543,448
MI	496,990	367,756	892,424	822,192
VA	790,834	1,657,097	1,725,693	3,337,261
IN	898,712	647,973	1,722,352	1,062,127
KY	1,370,291	1,523,710	2,533,294	2,517,493
MD	999,779	956,585	2,319,542	1,839,643
AL	725,149	456,485	1,323,027	491,008

Total	$30,061,561	$29,292,632	$58,029,064	$56,732,970

Contracts	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Purchases	$30,061,561	$29,292,632	$58,029,064	$56,732,970

Weighted APR	24.25%	23.82%	24.16%	23.92%

Average discount	8.04%	8.32%	8.12%	8.43%

Weighted average term (months)	48	46	48	46

Average loan	$9,483	$9,100	$9,393	$9,060

Number of Contracts	3,170	3,219	6,178	6,262

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

Direct Loans Originated	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Originations	$2,324,524	$2,232,781	$4,532,297	$4,641,687

Weighted APR	25.49%	25.16%	25.51%	25.29%

Weighted average term (months)	29	31	30	31

Average loan	$3,335	$3,467	$3,423	$3,487

Number of loans	697	644	1,324	1,331

Analysis of Credit Losses

As of September 30, 2007, the Company had 823 active static pools. The average pool upon inception consisted of 70 Contracts with aggregate finance receivables, net of unearned interest, of approximately $632,000.

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

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$20,271,815	$22,111,143	$20,638,912	$22,274,255
Discounts acquired on new volume	2,366,969	2,401,334	4,627,982	4,721,709
Losses absorbed	(4,175,005)	(3,478,934)	(7,692,033)	(5,819,144)
Current period provision	1,506,858	791,997	2,625,579	1,528,776
Recoveries	491,996	407,803	950,332	797,995
Discounts accreted	(562,727)	(1,092,103)	(1,250,866)	(2,362,351)

Balance at end of period	$19,899,906	$21,141,240	$19,899,906	$21,141,240

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$316,753	$292,325	$324,687	$293,767
Current period provision	83,939	43,204	140,807	99,034
Losses absorbed	(89,118)	(48,949)	(162,486)	(115,334)
Recoveries	7,634	3,812	16,200	12,925

Balance at end of period	$319,208	$290,392	$319,208	$290,392

Reserves accreted into income for the three months ended September 30, 2007 and 2006, were approximately $563,000 and $1.1 million, respectively. Reserves accreted into income for the six months ended September 30, 2007 and 2006, were approximately $1.3 million and $2.4 million, respectively. The Company has seen deterioration in the performance of its Contract portfolio, more specifically, newer static pools have seen an increase in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this increase to weakness in the consumer credit cycle and believes this trend will continue for the remainder of its fiscal year. Provisions reversed for the three-month periods ended September 30, 2007 and 2006, totaled approximately $50,000 and $201,000, respectively. Provisions reversed for the six-month periods ended September 30, 2007 and 2006, totaled approximately $267,000 and $617,000, respectively. The reversal of provisions previously recorded in each period was due to the charge-off performance of static pools originated from April 2005 through December 2005. The Company experienced a higher net charge-off percentage of 7.79% during the three-month period ended September 30, 2007 as compared to 7.26% for the three-month period ended September 30, 2006. The Company experienced a higher net charge-off percentage of 7.20% during the six-month period ended September 30, 2007 as compared to 6.00% for the six-month period ended September 30, 2006.

The average dealer discount associated with new volume for the three months ended September 30, 2007 and 2006 were 8.04% and 8.32%, respectively. The average dealer discount associated with new volume for the six months ended September 30, 2007 and 2006 were 8.12% and 8.43%, respectively. The Company believes the average dealer discount may continue to decrease as the result of competition in the markets the Company is currently operating in.

The provision for credit losses increased from approximately $852,000 for the three-month period ended September 30, 2006, to $1,617,000 for the three-month period ended September 30, 2007. The provision for credit losses increased from approximately $1,662,000 for the six-month period ended September 30, 2006, to $2,814,000 for the six-month period ended September 30, 2007. The Company’s losses as a percentage of liquidation increased from 7.65% for the three months ended September 30, 2006, to 8.70% for the three months ended September 30, 2007. The Company’s losses as a percentage of liquidation increased from 6.37% for the six months ended September 30, 2006, to 7.95% for the six months ended September 30, 2007. The Company anticipates losses as a percentage of liquidation will be in the 8-11% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three months ended September 30, 2007 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs were approximately 13% for both the three months ended September 30, 2007 and 2006, respectively. Recoveries as a percentage of charge-offs were approximately 14% and 15% for the six months ended September 30, 2007 and 2006, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.

The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company believes the down turn in the housing sector is affecting its customer’s employment status and does not foresee any recovery during the current fiscal year. The number of bankruptcy filings by customers during the six months ended September 30, 2007 was consistent with the six months ended September 30, 2006.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	September 30, 2007		September 30, 2006
Contracts
Gross balance outstanding	$257,975,631		$227,469,373

Delinquencies
30 to 59 days	$6,641,029	2.58%	$4,167,057	1.83%
60 to 89 days	2,510,684	0.97%	1,465,884	0.64%
90 + days	1,161,006	0.45%	563,469	0.25%

Total delinquencies	$10,312,719	4.00%	$6,196,410	2.72%

Direct Loans
Gross balance outstanding	$10,645,154	$9,724,104

Delinquencies
30 to 59 days	$220,321	2.07%	$162,706	1.67%
60 to 89 days	86,784	0.82%	26,303	0.27%
90 + days	47,051	0.44%	25,178	0.26%

Total delinquencies	$354,156	3.33%	$214,187	2.20%

The delinquency percentage for Contracts more than thirty days past due as of September 30, 2007 was 4.00% as compared to 2.72% as of September 30, 2006. The delinquency percentage for direct loans more than thirty days past due as of September 30, 2007 was 3.33% as compared to 2.20% as of September 30, 2006.

The Company believes delinquency trends over several reporting periods are useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes internal branch audits as an indication of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators.

Income Taxes

The provision for income taxes decreased to approximately $1.6 million for the three months ended September 30, 2007 as compared to $1.7 million for the three months ended September 30, 2006. The provision for income taxes decreased to approximately $3.3 million for the six months ended September 30, 2007 as compared to $3.6 million for the six months ended September 30, 2006. The Company's effective tax rate decreased from 38.22% for the three months ended September 30, 2006 to 38.20% for the three months ended September 30, 2007. The Company's effective tax rate decreased from 38.21% for the six months ended September 30, 2006 to 38.16% for the six months ended September 30, 2007.

Liquidity and Capital Resources

The Company's cash flows are summarized as follows:

	Six months ended September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$8,355,518	$7,906,190
Investing activities (primarily purchase of Contracts)	(11,190,136)	(12,684,123)
Financing activities	3,786,729	4,781,798

Net increase in cash	$952,111	$3,865

The Company's primary use of working capital for the three months ended September 30, 2007 was the funding of the purchase of Contracts. The Company has a Line which is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of September 30, 2007 the Company could borrow the lesser of $110.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 175.0 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. As of September 30, 2007, the amount outstanding under the Line was approximately $97.6 million and the amount available under the Line was approximately $12.4 million.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. As of September 30, 2007, approximately 41% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from May 19, 2008 through September 2, 2010.

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

Future Expansion

The Company currently operates a total of forty-six branch locations in eleven states, including nineteen in Florida, five in Ohio, five in North Carolina, five in Georgia, three in Virginia, three in Kentucky, one in South Carolina, two in Maryland and one in Michigan, Indiana and Alabama. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date six of our branches have reached this capacity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115". SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses on that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company is currently evaluating SFAS No. 159 and the potential impact, if adopted, on the consolidated financial statements.

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

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the three or six-month periods ended September 30, 2007 and 2006.

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

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: November 9, 2007	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: November 9, 2007	/s/ Ralph T. Finkenbrink
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