Form 10-Q
period 2007-12-31
NICHOLAS FINANCIAL INC
filed 2008-02-11
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

As of January 31, 2008, the registrant had 10,052,031 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2007 (Unaudited)	March 31, 2007
Assets
Cash	$4,704,995	$1,499,193
Finance receivables, net	171,939,068	164,364,715
Accounts receivable	7,656	17,858
Assets held for resale	1,746,255	887,687
Prepaid expenses and other assets	597,773	578,095
Income taxes receivable	631,176	—
Property and equipment, net	878,623	1,014,698
Derivatives	—	659,724
Deferred income taxes	4,341,726	3,997,278

Total assets	$184,847,272	$173,019,248

Liabilities
Line of credit	$99,903,485	$94,012,099
Drafts payable	803,563	1,291,948
Accounts payable and accrued expenses	4,795,802	6,155,492
Derivatives	811,512	—
Income taxes payable	—	225,648
Deferred revenues	1,468,340	1,527,076

Total liabilities	107,782,702	103,212,263
Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par: 50,000,000 shares authorized; 10,052,031 and 9,984,281 shares issued and outstanding, respectively	16,638,234	16,088,477
Accumulated other comprehensive income	(500,865)	408,237
Retained earnings	60,927,201	53,310,271

Total shareholders’ equity	77,064,570	69,806,985

Total liabilities and shareholders’ equity	$184,847,272	$173,019,248

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Revenue:
Interest and fee income on finance receivables	$12,593,397	$11,706,733	$37,301,655	$34,575,726
Sales	21,085	23,496	61,091	90,111

	12,614,482	11,730,229	37,362,746	34,665,837
Expenses:
Cost of sales	13,715	3,955	26,621	9,357
Marketing	313,808	293,550	947,535	914,937
Salaries and employee benefits	3,056,564	2,858,164	9,296,942	8,791,841
Administrative	1,511,082	1,358,572	4,448,942	3,885,779
Provision for credit losses	2,466,564	1,193,778	5,280,443	2,856,231
Depreciation	87,274	91,030	264,499	269,972
Interest expense	1,610,758	1,451,647	4,842,628	4,074,541

	9,059,765	7,250,698	25,107,610	20,802,659

Operating income before income taxes	3,554,717	4,479,531	12,255,136	13,863,178

Income tax expense	1,318,293	1,709,737	4,638,206	5,295,517

Net income	$2,236,424	$2,769,794	$7,616,930	$8,567,661

Earnings per share:
Basic	$0.22	$0.28	$0.76	$0.86

Diluted	$0.22	$0.27	$0.74	$0.83

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$7,616,930	$8,567,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	264,499	269,972
Gain on sale of property and equipment	(33,689)	(22,889)
Provision for credit losses	5,280,443	2,856,231
Deferred income taxes	200,893	206,144
Share-based compensation	273,968	251,952
Changes in operating assets and liabilities:
Accounts receivable	10,202	(17,087)
Prepaid expenses and other assets	(19,678)	(15,372)
Accounts payable and accrued expenses	(1,359,690)	(80,231)
Income taxes payable and receivable	(856,824)	(460,577)
Deferred revenues	(58,736)	(54,355)

Net cash provided by operating activities	11,318,318	11,501,449

Cash flows from investing activities
Purchase and origination of finance contracts	(79,092,612)	(81,027,914)
Principal payments received	66,237,816	62,324,079
Increase in assets held for resale	(858,568)	(379,726)
Purchase of property and equipment	(135,833)	(441,681)
Proceeds from sale of property and equipment	41,098	72,027

Net cash used in investing activities	(13,808,099)	(19,453,215)

Cash flows from financing activities
Net proceeds from line of credit	5,891,386	8,412,675
Increase in drafts payable	(488,385)	(208,247)
Proceeds from exercise of stock options	110,352	60,376
Net excess tax benefits related to exercise of stock options and issuance of performance share awards	182,230	103,987

Net cash provided by financing activities	5,695,583	8,368,791

Net increase in cash	3,205,802	417,025
Cash, beginning of period	1,499,193	1,729,057

Cash, end of period	$4,704,995	$2,146,082

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Numerator for earnings per share – net income	$2,236,424	$2,769,794	$7,616,930	$8,567,661

Denominator:
Denominator for basic earnings per share – weighted average shares	10,045,493	9,934,559	10,028,280	9,927,019
Effect of dilutive securities:
Stock options and other share awards	252,622	365,585	317,274	361,422

Denominator for diluted earnings per share	10,298,115	10,300,144	10,345,554	10,288,441

Earnings per share – basic	$0.22	$0.28	$0.76	$0.86

Earnings per share – diluted	$0.22	$0.27	$0.74	$0.83

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	December 31, 2007	March 31, 2007
Finance receivables, gross contract	$267,268,355	$256,992,111
Unearned interest	(75,623,473)	(71,663,796)

Finance receivables, net of unearned interest	191,644,882	185,328,315
Allowance for credit losses	(19,705,814)	(20,963,600)

Finance receivables, net	$171,939,068	$164,364,715

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of 24% for the three and nine months ended December 31, 2007.

5. Line of Credit

The Company has a $115.0 million line of credit facility (the “Line”) which expires on November 30, 2010. The Company may borrow the lesser of the $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 6.51% and 6.71% for the three and nine months ended December 31, 2007, respectively, as compared to 6.53% and 6.34% for the three and nine month period ended December 31, 2006, respectively. Pledged as collateral for this credit facility are all of the assets of the Company. As of December 31, 2007 the outstanding amount of the credit facility was approximately $99.9 million and the amount available under the line of credit was approximately $15.1 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of December 31, 2007, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swaps effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. As of December 31, 2007, $70,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements which are detailed as follows:

Date Entered	Effective Date	Notional Amount	Fixed Rate Of Interest	Maturity Date
February 26, 2003	May 17, 2004	$10,000,000	3.91%	May 19, 2008
March 11, 2004	October 5, 2004	$10,000,000	3.64%	October 2, 2009
January 18, 2005	July 5, 2005	$10,000,000	4.38%	July 2, 2010
September 9, 2005	September 13, 2005	$10,000,000	4.46%	September 2, 2010
October 18, 2007	October 22, 2007	$20,000,000	4.73%	November 2, 2009
November 29, 2007	December 3, 2007	$10,000,000	4.04%	December 2, 2010

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

Each swap agreement has identical terms to the critical terms of the hedged item and meets each condition in Statement of Financial Accounting Standards (“SFAS”) No. 133 for utilization of the short-cut method to assess the effectiveness of the swap agreement in hedging the variability of interest payments on the floating rate borrowings under the Line. The short-cut method presumes there is no hedge ineffectiveness if all such applicable conditions are met and the critical terms of the hedge and the hedged item do not change. During the life of each hedge, the critical terms of the hedge and the hedged item have not changed. Accordingly, the Company did not have any gain or loss from hedge ineffectiveness.

The Company records net gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Under the swap agreements, the Company received an average variable rate of 5.02% and 5.33% for the three months ended December 31, 2007 and 2006, respectively. During the same periods the Company paid an average fixed rate of 4.24% and 3.95%, respectively. Under the swap agreements, the Company received an average variable rate of 5.23% and 5.20% for the nine months ended December 31, 2007 and 2006, respectively. During the same periods the Company paid an average fixed rate of 4.16% and 3.89%, respectively. The interest rate swaps are recorded at fair value, approximately ($812,000) and $660,000 as of December 31 and March 31, 2007, respectively, in the captions derivatives on the condensed consolidated balance sheet. Accumulated other comprehensive (loss) income as of December 31, and March 31, 2007 of approximately ($501,000) and $408,000, respectively, represents the after-tax effect of the derivative (losses) gains.

The following table reconciles net income with comprehensive income.

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Net Income	$2,236,424	$2,769,794	$7,616,930	$8,567,661
Mark to market interest rate swaps, net of tax benefit of $419,902, $30,776, $562,134 and $258,486, respectively	(678,520)	(49,959)	(909,102)	(424,052)

Comprehensive income	$1,557,904	$2,719,835	$6,707,828	$8,143,609

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Share-Based Payments

A summary of stock option activity as of December 31, 2007, and changes during the nine-month period then ended is presented below.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of March 31, 2007	709,250	$2.65
Granted	157,500	$10.11
Exercised	(56,750)	$1.94
Forfeited	(27,350)	$9.59

Outstanding as of December 31, 2007	782,650	$3.96	3.84	$3,050,240

Exercisable as of December 31, 2007	590,850	$2.21	2.23	$3,004,290

The Company granted 157,500 options with a weighted average fair value of $4.35 per share during the nine months ended December 31, 2007. The fair value of options granted during the nine-month period ended December 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.43%
Weighted average expected term	7 years
Expected volatility	47%
Expected dividend yield	0.00%

During the nine months ended December 31, 2007, 56,750 options were exercised at exercise prices ranging from $1.13 to $10.35 per share. The total intrinsic value of options exercised during the nine months ended December 31, 2007 was approximately $479,000. During the same period, 27,350 options were forfeited at exercise prices ranging from $6.07 to $11.23 per share. As of December 31, 2007, there was approximately $559,000 of unrecognized compensation cost related to options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately three years.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Share-Based Payments (continued)

A summary of the status of non-vested restricted and performance shares as of December 31, 2007, and changes during the nine-month period then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Nonvested as of March 31, 2007	45,000	$12.59
Granted	18,250	$11.15
Vested	—	$—
Forfeited	(6,000)	$11.03

Nonvested as of December 31, 2007	57,250	$12.29	1.23	$413,918

The Company issued 2,000 restricted shares with a weighted average grant date fair value of $11.23 per share and granted 16,250 performance shares with a weighted average grant date fair value of $11.14 per share during the nine-month period ended December 31, 2007. Restricted stock awards generally cliff vest over a three-year period based on service conditions. The vesting of performance share awards is contingent upon the attainment of company-wide performance goals including annual revenue growth and operating income targets. There are no post-vesting restrictions for share awards. As of December 31, 2007, there was approximately $305,000 of unrecognized compensation cost related to non-vested restricted and performance share awards. That cost is expected to be recognized over a weighted-average period of approximately 15 months.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest expense during fiscal 2008.

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

Introduction

Consolidated net income decreased to $2.2 million for the three-month period ended December 31, 2007 as compared to $2.8 million for the corresponding period ended December 31, 2006. Consolidated net income decreased to $7.6 million for the nine-month period ended December 31, 2007 as compared to $8.6 million for the corresponding period ended December 31, 2006. Earnings were negatively impacted primarily by an increase in the charge-off rate, and an increase in the cost of borrowed funds. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three and nine-month periods ended December 31, 2007 or 2006.

	Three months ended December 31,		Nine months ended December 31,
Portfolio Summary	2007	2006	2007	2006
Average finance receivables, net of unearned interest (1)	$192,408,861	$174,444,124	$189,618,834	$169,638,227

Average indebtedness (2)	$98,899,680	$88,950,919	$96,177,013	$85,716,061

Finance revenue (3)	$12,593,397	$11,706,733	$37,301,655	$34,575,726
Interest expense	1,610,758	1,451,647	4,842,628	4,074,541

Net finance revenue	$10,982,639	$10,255,086	$32,459,027	$30,501,185

Weighted average contractual rate (4)	24.14%	23.78%	24.25%	23.95%

Average cost of borrowed funds (2)	6.51%	6.53%	6.71%	6.34%

Gross portfolio yield (5)	26.18%	26.84%	26.23%	27.18%
Interest expense as a percentage of average finance receivables, net of unearned interest	3.35%	3.33%	3.41%	3.20%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	5.13%	2.74%	3.71%	2.24%

Net portfolio yield (5)	17.70%	20.77%	19.11%	21.74%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.23%	10.46%	10.41%	10.80%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	7.47%	10.31%	8.70%	10.94%

Write-off to liquidation (8)	10.35%	7.96%	8.77%	6.91%
Net charge-off percentage (9)	9.51%	7.38%	7.98%	6.47%

Note: All three and nine-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue is interest and fee income on finance receivables and does not include revenue generated by NDS. See “Computer Software Business” caption below for details on NDS revenue during the period.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenue as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS. See “Computer Software Business” caption below for details on NDS operating expenses during the period.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2007 compared to three months ended December 31, 2006

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 8% to approximately $12.6 million for the three-month period ended December 31, 2007, from $11.7 million for the corresponding period ended December 31, 2006. Average finance receivables, net of unearned interest equaled approximately $192.4 million for the three-month period ended December 31, 2007, an increase of 10% from $174.4 million for the corresponding period ended December 31, 2006. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches. The gross finance receivable balance increased 10% to approximately $267.3 million as of December 31, 2007 from $244.0 million as of December 31, 2006. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 26.84% for the three-month period ended December 31, 2006 to 26.18% for the three-month period ended December 31, 2007. The net portfolio yield decreased from 20.77% for the three-month period ended December 31, 2006 to 17.70% for the corresponding period ended December 31, 2007. The gross portfolio yield decreased due to reduced accretion of discounts. The decrease was partially offset by a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below). The net portfolio yield decreased due to the above factors, plus the effect of additional provisions for credit losses required for the change in the recognition of interest and the resulting effect on credit loss provisions, together with additional provisions in response to increased charge-off rates.

Computer Software Business

Sales for the three-month period ended December 31, 2007 were approximately $21,000 as compared to $23,000 for the corresponding period ended December 31, 2006, a decrease of 9%. This decrease was primarily due to lower revenue from the existing customer base during the period ended December 31, 2007. Cost of sales and operating expenses increased to approximately $62,000 for the three-month period ended December 31, 2007 from $46,000 for the three-month period ended December 31, 2006.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to approximately $4.9 million for the three-month period ended December 31, 2007 from $4.6 million for the corresponding period ended December 31, 2006. This increase of 7% was primarily attributable to the additional staffing of several existing branches and increased general operating expenses. Operating expenses as a percentage of finance receivables, net of unearned interest decreased to 10.23% for the three-month period ended December 31, 2007 from 10.46% for the three-month period ended December 31, 2006. The primary reason for the decrease was the increase in average finance receivables, net of unearned interest.

Interest Expense

Interest expense increased to approximately $1.6 million for the three-month period ended December 31, 2007 from $1.5 million for the three-month period ended December 31, 2006. The average indebtedness for the three-month period ended December 31, 2007 increased to approximately $98.9 million as compared to $89.0 million for the corresponding period ended December 31, 2006. The Company’s average cost of borrowed funds decreased to 6.51% for the three-month period ended December 31, 2007 as compared to 6.53% for the corresponding period ended December 31, 2006.

Nine months ended December 31, 2007 compared to nine months ended December 31, 2006

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 8% to approximately $37.3 million for the nine-month period ended December 31, 2007, from $34.6 million for the corresponding period ended December 31, 2006. Average finance receivables, net of unearned interest equaled approximately $189.6 million for the nine-month period ended December 31, 2007, an increase of 12% from $169.6 million for the corresponding period ended December 31, 2006. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches. The gross finance receivable balance increased 10% to approximately $267.3 million as of December 31, 2007 from $244.0 million as of December 31, 2006. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 27.18% for the nine-month period ended December 31, 2006 to 26.23% for the nine-month period ended December 31, 2007. The net portfolio yield decreased from 21.74% for the nine-month period ended December 31, 2006 to 19.11% for the corresponding period ended December 31, 2007. The gross portfolio yield decreased due to reduced accretion of discounts. The decrease was partially offset by a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below). The net portfolio yield decreased due to the above factors, plus the effect of additional provisions for credit losses required for the change in the recognition of interest and the resulting effect on credit loss provisions, together with additional provisions in response to increased charge-off rates.

Computer Software Business

Sales for the nine-month period ended December 31, 2007 were approximately $61,000 as compared to $90,000 for the corresponding period ended December 31, 2006, a decrease of 32%. This decrease was primarily due to lower revenue from the existing customer base during the period ended December 31, 2007. Cost of sales and operating expenses increased to approximately $177,000 for the nine-month period ended December 31, 2007 from $132,000 for the nine-month period ended December 31, 2006.

Operating Expenses

Operating expenses, excluding provision for credit losses and interest expense and costs associated with NDS, increased to approximately $14.8 million for the nine-month period ended December 31, 2007 from $13.7 million for the corresponding period ended December 31, 2006. This increase of 8% was primarily attributable to the additional staffing of several existing branches and increased general operating expenses. Operating expenses as a percentage of finance receivables, net of unearned interest decreased to 10.41% for the nine-month period ended December 31, 2007 from 10.80% for the nine-month period ended December 31, 2006. The primary reason for the decrease was the increase in average finance receivables, net of unearned interest.

Interest Expense

Interest expense increased to approximately $4.8 million for the nine-month period ended December 31, 2007 from $4.1 million for the nine-month period ended December 31, 2006. The average indebtedness for the nine-month period ended December 31, 2007 increased to approximately $96.2 million as compared to $85.7 million for the corresponding period ended December 31, 2006. The Company’s average cost of borrowed funds increased to 6.71% for the nine-month period ended December 31, 2007 as compared to 6.34% for the corresponding period ended December 31, 2006.

Contract Procurement

The Company purchases Contracts in the eleven states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended December 31, 2007 and 2006, less than 3% were for new vehicles. As of December 31, 2007, the average model year of vehicles collateralizing the portfolio was a 2001 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
State	2007	2006	2007	2006
FL	$10,881,386	$12,410,354	$36,255,569	$39,429,480
GA	2,024,286	2,916,940	8,997,984	8,034,792
NC	2,934,295	3,024,486	9,208,081	9,328,922
SC	638,304	1,132,544	2,870,616	2,810,928
OH	3,633,921	3,059,850	10,292,674	9,603,298
MI	446,308	491,898	1,338,732	1,314,090
VA	1,181,912	1,927,412	2,907,605	5,264,673
IN	581,405	875,071	2,303,757	1,937,198
KY	1,425,847	1,945,599	3,959,141	4,463,092
MD	980,844	991,385	3,300,386	2,831,028
AL	741,254	326,448	2,064,281	817,456

Total	$25,469,762	$29,101,987	$83,498,826	$85,834,957

	Three months ended December 31,		Nine months ended December 31,
Contracts	2007	2006	2007	2006
Purchases	$25,469,762	$29,101,987	$83,498,826	$85,834,957

Weighted APR	24.08%	23.66%	24.13%	23.84%

Average discount	8.34%	8.53%	8.18%	8.46%

Weighted average term (months)	48	46	48	46

Average loan	$9,316	$9,100	$9,369	$9,073

Number of Contracts	2,734	3,198	8,912	9,460

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
Direct Loans Originated	2007	2006	2007	2006
Originations	$2,252,404	$2,154,419	$6,784,701	$6,796,106

Weighted APR	24.89%	25.36%	25.67%	25.31%

Weighted average term (months)	26	30	29	31

Average loan	$3,090	$3,269	$3,305	$3,415

Number of loans	729	659	2,053	1,990

Analysis of Credit Losses

As of December 31, 2007, the Company had 831 active static pools. The average pool upon inception consisted of 67 Contracts with aggregate finance receivables, net of unearned interest, of approximately $612,000.

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

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Balance at beginning of period	$19,899,906	$21,141,240	$20,638,912	$22,274,255
Discounts acquired on new volume	2,077,969	2,442,800	6,705,953	7,164,509
Losses absorbed	(4,960,826)	(3,617,983)	(12,652,859)	(9,437,127)
Current period provision	2,306,620	1,088,810	4,932,197	2,617,586
Recoveries	433,603	418,639	1,383,935	1,216,634
Discounts accreted	(422,163)	(911,300)	(1,673,029)	(3,273,651)

Balance at end of period	$19,335,109	$20,562,206	$19,335,109	$20,562,206

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Balance at beginning of period	$319,208	$290,392	$324,688	$293,767
Current period provision	139,945	94,637	280,752	193,671
Losses absorbed	(103,963)	(86,951)	(266,450)	(202,285)
Recoveries	15,515	6,697	31,715	19,622

Balance at end of period	$370,705	$304,775	$370,705	$304,775

Reserves accreted into income for the three months ended December 31, 2007 and 2006, were approximately $422,000 and $911,000, respectively. Reserves accreted into income for the nine months ended December 31, 2007 and 2006, were approximately $1.7 million and $3.3 million, respectively. The Company has seen deterioration in the performance of its Contract portfolio, more specifically, static pools originated since June 30, 2006 have seen an increase in the default rate when compared to the preceding year pool performance during their same liquidation cycle. The Company attributes this increase to weakness in the consumer credit cycle and weakness in employment and believes this trend will continue for the remainder of its fiscal year. Provisions reversed for the three-month periods ended December 31, 2007 and 2006, totaled approximately $35,000 and $0, respectively. Provisions reversed for the nine-month periods ended December 31, 2007 and 2006, totaled approximately $302,000 and $617,000, respectively. The reversal of provisions previously recorded in each period was due to the charge-off performance of static pools originated from April 2005 through December 2005. The Company experienced a higher net charge-off percentage of 9.51% during the three-month period ended December 31, 2007 as compared to 7.38% for the three-month period ended December 31, 2006. The Company experienced a higher net charge-off percentage of 7.98% during the nine-month period ended December 31, 2007 as compared to 6.47% for the nine-month period ended December 31, 2006.

The average dealer discount associated with new volume for the three months ended December 31, 2007 and 2006 were 8.34% and 8.53%, respectively. The average dealer discount associated with new volume for the nine months ended December 31, 2007 and 2006 were 8.18% and 8.46%, respectively. The Company believes the average dealer discount may continue to decrease as the result of competition in the markets the Company is currently operating in.

The provision for credit losses increased from approximately $1.2 million for the three-month period ended December 31, 2006, to $2.5 million for the three-month period ended December 31, 2007. The provision for credit losses increased from approximately $2.9 million for the nine-month period ended December 31, 2006, to $5.3 million for the nine-month period ended December 31, 2007. The Company’s losses as a percentage of liquidation increased from 7.96% for the three months ended December 31, 2006, to 10.35% for the three months ended December 31, 2007. The Company’s losses as a percentage of liquidation increased from 6.91% for the nine months ended December 31, 2006, to 8.77% for the nine months ended December 31, 2007. The Company anticipates losses as a percentage of liquidation will be in the 8-12% range during the remainder of the current fiscal year. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three or nine months ended December 31, 2007 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs decreased from 13% for the three months ended December 31, 2006 to 10% for the three months ended December 31, 2007. Recoveries as a percentage of charge-offs decreased from 15% for the nine months ended December 31, 2006 to 12% for the nine months ended December 31, 2007. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long term.

The Company believes there is a correlation between the unemployment rate and future portfolio performance. The Company believes the down turn in the housing sector is affecting its customer’s employment status and does not foresee any recovery during the current fiscal year. The number of bankruptcy filings by customers during the nine months ended December 31, 2007 has increased when compared to the nine months ended December 31, 2006.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	December 31, 2007		December 31, 2006
Contracts
Gross balance outstanding	$256,278,730		$233,992,372

Delinquencies
30 to 59 days	$8,908,945	3.48%	$4,942,628	2.11%
60 to 89 days	2,933,134	1.14%	1,682,993	0.72%
90 + days	1,402,143	0.55%	691,092	0.30%

Total delinquencies	$13,244,222	5.17%	$7,316,713	3.13%

Direct Loans
Gross balance outstanding	$10,989,625		$10,052,202

Delinquencies
30 to 59 days	$212,084	1.93%	$94,912	0.95%
60 to 89 days	77,503	0.71%	55,635	0.55%
90 + days	91,271	0.83%	25,482	0.25%

Total delinquencies	$380,858	3.47%	$176,029	1.75%

The delinquency percentage for Contracts more than thirty days past due as of December 31, 2007 was 5.17% as compared to 3.13% as of December 31, 2006. The delinquency percentage for direct loans more than thirty days past due as of December 31, 2007 was 3.47% as compared to 1.75% as of December 31, 2006.

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

Income Taxes

The provision for income taxes decreased to approximately $1.3 million for the three months ended December 31, 2007 as compared to $1.7 million for the three months ended December 31, 2006. The provision for income taxes decreased to approximately $4.6 million for the nine months ended December 31, 2007 as compared to $5.3 million for the nine months ended December 31, 2006. The Company’s effective tax rate decreased from 38.17% for the three months ended December 31, 2006 to 37.09% for the three months ended December 31, 2007. The Company’s effective tax rate decreased from 38.20% for the nine months ended December 31, 2006 to 37.85% for the nine months ended December 31, 2007.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31,
	2007	2006
Cash provided by (used in):
Operating activities	$11,318,318	$11,501,449
Investing activities (primarily purchase of Contracts)	(13,808,099)	(19,453,215)
Financing activities	5,695,583	8,368,791

Net increase in cash	$3,205,802	$417,025

The Company’s primary use of working capital for the three months ended December 31, 2007 was the funding of the purchase of Contracts. The Company has a Line which is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of December 31, 2007 the Company could borrow the lesser of $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. As of December 31, 2007, the amount outstanding under the Line was approximately $99.9 million and the amount available under the Line was approximately $15.1 million.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. As of December 31, 2007, approximately 70% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from May 19, 2008 through December 2, 2010.

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

Future Expansion

The Company currently operates a total of forty-six branch locations in eleven states, including nineteen in Florida, five in Ohio, five in North Carolina, five in Georgia, three in Virginia, three in Kentucky, one in South Carolina, two in Maryland and one in Michigan, Indiana and Alabama. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date six of our branches have reached this capacity. The Company plans to open two additional branch offices during the three months ending March 31, 2008. These new branch offices will be located in Indianapolis, Indiana and Birmingham, Alabama.

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

Recently Issued Accounting Standards

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”. SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under GAAP. Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, “Application of Accounting Principles to Loan Commitments”, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating SAB No. 109 and the potential impact, if adopted, on the consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment”. SAB No. 110 addresses the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance FAS No. 123R, “Share-Based Payment”. SAB No. 110 allows the use of the “simplified” method of estimating expected term where a company may not have sufficient historical exercise data. SAB No. 110 is effective January 1, 2008 and the Company is currently assessing whether it will continue to use the simplified method for stock options granted after January 1, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. This statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under this statement, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS No. 157 will have on the consolidated financial statements.

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

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the three or nine-month periods ended December 31, 2007 and 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: February 11, 2008	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: February 11, 2008	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President,
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 9 to Loan Agreement dated November 13, 2007

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350