Form 10-K
period 2008-03-31
NICHOLAS FINANCIAL INC
filed 2008-06-16
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant’s revenues for its most recent fiscal year ended March 31, 2008 were $50,082,797. As of June 13, 2008, 10,293,081 shares of the Registrant’s Common Stock, no par value, were outstanding. The aggregate market value of the shares held by non-affiliates was approximately $73,875,000 as of September 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2008 Annual General Meeting of Shareholders currently scheduled to be held on August 6, 2008, expected to be filed with the Commission pursuant to Regulation 14A on or about July 3, 2008, are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (“collectively the Company”), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under the caption “Risk Factors” set forth in “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, the availability of capital at acceptable rates and terms, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on retail installment sales contracts (“Contracts”), regulatory changes in the Company’s existing and future markets, and the Company’s ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Forms 10-Q, 8-K and 10-K, and annual reports to shareholders.

PART I

Item 1.	Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. (“Nicholas Financial”) and Nicholas Data Services, Inc., (“NDS”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing Contracts for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct loans and sells consumer-finance related products. NDS is engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. Nicholas Financial’s financing activities accounted for more than 99% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2008, 2007 and 2006. NDS’s activities accounted for less than 1% of consolidated revenues during the same periods.

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

Growth Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration of its automobile financing program in its current markets and controlled geographic expansion into new markets. The Company also intends to continue its expansion through a proportionate increase in its origination of direct consumer loans. The Company is currently expanding its automobile financing program in the States of Georgia, Florida, North Carolina, South Carolina, Virginia, Michigan, Ohio, Kentucky, Indiana, Maryland, Alabama, and Tennessee. The Company has targeted certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company’s strategy is to monitor these markets and ultimately decide where and if it will open additional branch locations. The Company also continues to analyze other markets in states in which it does not currently operate. Although the Company has not made any material bulk purchases of Contracts in the last ten years, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

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

The Company’s automobile finance programs are currently conducted in twelve states through a total of 47 branch offices, consisting of nineteen in Florida, five in each of Ohio, Georgia and North Carolina, three in each of Kentucky and Virginia, two in each of Maryland and Indiana, and one in each of Michigan, Alabama, and South Carolina. The Company has been developing the Nashville, TN market and anticipates opening a branch office in Nashville during the first quarter of fiscal year 2009. As of March 31, 2008 the Company had non-exclusive agreements with approximately 3,000 dealers, of which approximately 1,500 are active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. The dealer agreements require the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representation and warranties of the dealer.

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

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition determines the discount that the Company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2008, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Contract Procurement

The Company purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 3% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2008 was a 2002 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

	Maximum allowable	Fiscal year ended March 31,
State	interest rate (1)	2008	2007	2006
Florida	18-30% (2)	$50,447,849	$54,398,960	$50,382,674
Georgia	18-30% (2)	12,311,278	11,586,876	10,180,952
North Carolina	18-29% (2)	12,602,042	13,158,260	12,123,479
South Carolina	(3)	3,978,758	4,276,742	3,762,664
Ohio	25%	14,746,718	13,306,050	13,256,580
Virginia	(3)	4,880,380	7,027,766	7,689,661
Maryland	24%	4,556,303	3,697,468	2,660,706
Kentucky	18-25% (2)	5,409,996	6,452,075	4,089,311
Michigan	25%	1,983,858	2,000,130	2,363,510
Indiana	21%	4,990,032	2,874,907	2,847,976
Alabama	(3)	2,570,603	1,413,763	—
Tennessee	(3)	51,613	—	—

Total		$118,529,430	$120,192,997	$109,357,513

(1)	The allowable maximum interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.
(3)	None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 29% per annum.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31,
Contracts	2008	2007	2006
Purchases	$118,529,430	$120,192,997	$109,357,513
Weighted APR	24.23%	23.90%	24.03%
Average discount	8.32%	8.45%	8.78%
Weighted average term (months)	48	46	45
Average loan	$9,315	$9,063	$8,795
Number of contracts	12,725	13,262	12,434

Direct Loans

The Company currently originates direct loans in Florida, Georgia and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. During fiscal year 2008, the average loan made by the Company had an initial principal balance of approximately $3,300. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a direct loan license in Ohio, South Carolina, Michigan, Kentucky, Maryland, Indiana, Alabama, Tennessee, or Virginia, and none is presently required in Georgia (as the Company currently does not make direct loans under $3,000 in that state). Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. The Company anticipates receiving licensing approval in Ohio during the second quarter of fiscal year 2009 and should commence direct loan originations at that time. The Company does not expect to pursue a direct loan license in any other state during the current fiscal year. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s direct loan program was implemented in April 1995 and currently accounts for approximately 4% of annual consolidated revenues for the Company. As of March 31, 2008, loans made by the Company pursuant to its direct loan program constituted approximately 4% of the aggregate principal amount of the Company’s loan portfolio.

In connection with its direct loan program, the Company also offers health and accident insurance coverage and credit life insurance to customers. Customers in approximately 79% of the 2,882 direct loan transactions outstanding as of March 31, 2008 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the customer.

The following table presents selected information on direct loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31,
Direct loan originations	2008	2007	2006
Originations	$8,132,273	$8,672,700	$7,936,013
Weighted APR	25.57%	25.30%	25.65%
Weighted average term (months)	29	31	28
Average loan	$3,332	$3,459	$3,399
Number of contracts	2,441	2,507	2,335

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

The Company’s Management Information Services personnel maintain a number of reports to monitor compliance by customers with their obligations under Contracts and direct loans made by the Company. These reports may be accessed on a real-time basis throughout the Company by management personnel, including Branch Managers and staff, at computer terminals located in the main office and each branch office. These reports include delinquency aging reports, customer promises reports, vehicle information reports, purchase reports, dealer analysis reports, static pool reports, and repossession reports.

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

When an account becomes delinquent, the Company promptly contacts the customer in an attempt to determine the reason for the delinquency and to determine if appropriate arrangements for payment can be made. If payment arrangements acceptable to the Company can be made, the information is entered in its database and is used to generate a “Promises Report,” which is utilized by the Company’s collection staff for account follow up.

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

The Company’s policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and verbal requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the Branch Manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by the applicable District Manager, it must then be approved by the Director of Loss Recovery. The repossessor delivers the vehicle to a secure location specified by the Company. The Company maintains relationships with several licensed repossession firms that repossess vehicles for fees that range from $200 to $400 for each vehicle repossessed. As required by Florida, Georgia, North Carolina, South Carolina, Ohio, Michigan, Indiana, Maryland, Kentucky, Alabama and Virginia law, the customer is notified by certified letter that the vehicle has been repossessed and that to regain the vehicle, he or she must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter.

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

Computerized Information System

The Company utilizes integrated computer software systems developed by NDS to assist in responding to customer inquiries and to monitor the performance of its Contract and direct loan portfolio and the performance of individual customers under Contracts. All Company personnel are provided with instant, simultaneous access to information from a single shared database. The Company has created specialized programs to automate the tracking of Contracts and direct loans from inception. The Company’s computer network encompasses both its corporate headquarters and its branch office locations. See “Monitoring and Enforcement of Contracts” above for a summary of the different reports prepared by the Company.

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

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 1,500 dealers that the Company currently has active Contractual relationships with accounted for over 1% of its business volume for any of the fiscal years ended March 31, 2008, 2007 or 2006.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that the Company must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Florida, Georgia, Michigan, North Carolina, Ohio, South Carolina, Kentucky, Maryland, Indiana, Alabama, Tennessee and Virginia. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. Compliance with existing laws and regulations has not had a material adverse effect on the Company’s operations to date. The Company’s management believes that the Company maintains all requisite licenses and permits and is in material compliance with all applicable local, state and federal laws and regulations. The Company periodically reviews its branch office practices in an effort to ensure such compliance. The following constitute certain of the federal, state and local statutes and ordinances with which the Company must comply:

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

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2008 the Company employed a total of 235 persons, three of whom work for NDS and 232 of whom work for Nicholas Financial. None of the Company’s employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Item 1A.	Risk Factors

The following factors, as well as other factors not set forth below, may adversely effect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

Our profitability and future growth depend on our continued access to bank financing.

The profitability and growth of our business currently depend on our ability to access bank debt at competitive rates. We currently depend on a $115.0 million line of credit facility (“Line”) with a financial institution to finance our purchases of Contracts and fund our direct loans. This line of credit currently has a maturity date of November 30, 2010 and is secured by substantially all our assets. At March 31, 2008, we had approximately $99.9 million outstanding under the line of credit and approximately $15.1 million available for additional borrowing.

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

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the Contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and have entered into interest rate swap agreements relating to a portion of our outstanding debt with maturities ranging from May 19, 2008 through February 2, 2011. Each of these agreements effectively converts a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. These interest rate swap agreements may not adequately mitigate the impact of changes in interest rates, however, and we may not be able to enter into such agreements in the future.

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

Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, and certain members of the Mahan family, including the adult children of Marvin and Ingrid Mahan, and certain entities controlled by them, owned approximately 13.8% and 10.0%, respectively, of our common stock as of June 13, 2008. As a result, they may be able to significantly influence matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such transaction.

Our stock is not heavily traded, which may limit your ability to resell your shares.

The average daily trading volume of our shares on the NASDAQ Global Select Market for the period from April 1, 2007 through March 31, 2008 was approximately 20,500 shares. Thus, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

We use various technologies in our business, including telecommunication, data processing, and integrated computer systems. Technology changes rapidly. Our ability to compete successfully with other financing companies may depend on whether we can exploit technological changes. We may not be able to exploit technological changes, and any investment we make in this area may not make us more profitable.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “NICK.”

The following table sets forth the high and low sales prices of the Company’s common stock for the years ended March 31, 2008 and 2007, respectively.

	High	Low
Fiscal year ended March 31, 2008
First Quarter	$12.61	$10.00
Second Quarter	$11.00	$8.00
Third Quarter	$9.49	$6.70
Fourth Quarter	$7.94	$5.86

	High	Low
Fiscal year ended March 31, 2007
First Quarter	$14.50	$11.51
Second Quarter	$14.50	$12.75
Third Quarter	$14.00	$11.10
Fourth Quarter	$12.07	$10.36

As of June 1, 2008, there were approximately 3,000 holders of record of the Company’s common stock.

The Company did not pay any cash dividends during the fiscal years ended March 31, 2007 or 2008. The Company currently anticipates that all of its earnings will be retained for expansion of the Company’s business, and it does not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements, and other factors deemed relevant by the Board of Directors. In addition, the Company’s $115.0 million line of credit facility contains certain covenants which may restrict the Company’s ability to pay cash dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2008, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	778,900	$4.85	580,250
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	778,900	$4.85	580,250

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Common shares for the five-year period ended March 31, 2008, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (SNL Autofinance Index). The stock performance graph assumes that the value of the investment in each of the Company’s Common shares, the NASDAQ Composite Index and the SNL Autofinance Index was $100 on April 1, 2003 and that all dividends were reinvested.

The graph displayed below is presented in accordance with Securities and Exchange Commission requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	Period Ending
	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008

Nicholas Financial, Inc.	100.00	242.91	471.14	467.61	438.16	242.25
NASDAQ Composite	100.00	148.69	149.07	174.46	180.56	169.93
SNL Autofinance Index	100.00	332.36	406.05	605.09	504.11	243.38

Item 6.	Selected Financial Data

The following tables present selected consolidated financial data as of and for the years ended March 31, 2008, 2007, 2006, 2005 and 2004. The selected consolidated financial data have been derived from our consolidated financial statements. All historical share and per share amounts have been restated for all periods presented to reflect a three-for-two stock split, payable on June 17, 2005 in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 3, 2005.

You should read the selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report on Form 10-K.

	Fiscal Year ended March 31,
	2008	2007	2006	2005	2004
Statement of Operations Data
Interest income on finance receivables	$50,007,510	$46,590,436	$42,502,615	$32,582,965	$25,236,638
Sales	75,287	118,938	174,055	248,928	263,847

	50,082,797	46,709,374	42,676,670	32,831,893	25,500,485

Interest expense	6,310,465	5,535,599	4,332,414	3,630,267	3,851,924
Provision for credit losses	7,817,997	3,690,405	3,908,953	2,396,985	2,198,501
Salaries and employee benefits	12,572,038	11,994,082	11,326,909	8,976,912	7,028,267
Other expenses	7,816,469	6,751,713	6,068,099	4,715,026	4,032,132

	34,516,969	27,971,799	25,636,375	19,719,190	17,110,824

Operating income before income taxes	15,565,828	18,737,575	17,040,295	13,112,703	8,389,661
Income tax expense	5,893,652	7,157,816	6,480,806	5,033,008	3,176,983

Net income	$9,672,176	$11,579,759	$10,559,489	$8,079,695	$5,212,678

Earnings per share – basic:	$0.97	$1.17	$1.07	$0.85	$0.69

Weighted average shares outstanding	10,002,505	9,929,944	9,873,237	9,462,620	7,570,641

Earnings per share – diluted:	$0.94	$1.13	$1.01	$0.80	$0.64

Weighted average shares outstanding	10,298,924	10,283,173	10,474,291	10,082,694	8,128,062

Item 6.	Selected Financial Data (continued)

	As of and for the Fiscal Year ended March 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Total assets	$189,837,825	$173,019,248	$149,494,943	$120,815,441	$103,223,452
Finance receivables, net	179,043,344	164,364,715	140,197,738	113,708,122	97,236,516
Line of credit	99,937,198	94,012,099	82,415,917	65,330,897	67,510,290
Shareholders’ equity	78,576,439	69,806,985	58,249,175	46,757,894	27,445,593

Operating Data
Return on average assets	5.33%	7.18%	7.81%	7.21%	5.39%
Return on average equity	13.04%	18.08%	20.11%	21.78%	21.05%
Gross portfolio yield (1)	26.18%	27.01%	28.40%	25.20%	22.60%
Pre-tax yield (1)	8.22%	10.89%	11.45%	10.18%	7.55%
Total delinquencies over 30 days	3.47%	2.18%	1.59%	1.46%	1.55%
Write-off to liquidation (1)	9.08%	6.72%	5.44%	6.28%	8.41%
Net charge-off percentage (1)	8.24%	6.30%	4.98%	5.46%	7.26%

Automobile Finance Data & Direct Loan Origination
Contracts purchased/direct loans originated	$126,661,703	$128,865,697	$117,293,524	$92,745,349	$77,345,798
Average discount	8.32%	8.45%	8.78%	8.78%	8.95%
Weighted average contractual rate (1)	24.32%	23.99%	24.14%	24.15%	24.15%
Number of branch locations	47	47	42	35	29

(1)	See definitions on page 26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and the notes to those statements appearing elsewhere in this Report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Report, particularly under the caption “Risk Factors.”

Overview

The Company is a Canadian holding company incorporated under the laws of British Columbia in 1986. The Company conducts its business activities through two wholly-owned Florida corporations: Nicholas Financial, which purchases and services Contracts, makes direct loans and sells consumer-finance related products; and NDS, which supports and updates certain computer application software. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

The Company’s consolidated revenues increased for the fiscal year ended March 31, 2008 to $50.1 million as compared to $46.7 million and $42.7 million for the fiscal years ended March 31, 2007 and 2006, respectively. The Company’s consolidated net income decreased for the fiscal year ended March 31, 2008 to $9.7 million compared to $11.6 million and $10.6 million for the fiscal years ended March 31, 2007 and 2006, respectively. The Company’s earnings were negatively impacted by an increase in the net charge-off percentage from 6.30% for the year ended March 31, 2007 to 8.24% for the year ended March 31, 2008.

Portfolio Summary

	Fiscal Year ended March 31,
	2008	2007	2006
Average finance receivables, net of unearned interest (1)	$191,012,129	$172,508,750	$149,634,203

Average indebtedness (2)	$97,124,666	$87,392,132	$73,664,722

Finance revenue (3)	$50,007,510	$46,590,436	$42,502,615
Interest expense	6,310,465	5,535,599	4,332,414

Net finance revenue	$43,697,045	$41,054,837	$38,170,201

Weighted average contractual rate (4)	24.32%	23.99%	24.14%

Average cost of borrowed funds (2)	6.50%	6.33%	5.88%

Gross portfolio yield (5)	26.18%	27.01%	28.40%
Interest expense as a percentage of average finance receivables, net of unearned interest	3.30%	3.21%	2.89%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	4.09%	2.14%	2.61%

Net portfolio yield (5)	18.79%	21.66%	22.90%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.57%	10.77%	11.45%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	8.22%	10.89%	11.45%

Write-off to liquidation (8)	9.08%	6.72%	5.44%
Net charge-off percentage (9)	8.24%	6.30%	4.98%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line and notes payable-related party. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue does not include revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

The following table presents certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct loan program:

	At March 31, 2008		At March 31, 2007		At March 31, 2006
Contracts
Gross Balance Outstanding	$270,053,583		$247,002,051		$214,509,842

Delinquencies	Dollar Amount	Percent	Dollar Amount	Percent	Dollar Amount	Percent
30 – 59 days	$6,747,067	2.50%	$4,072,821	1.65%	$2,718,246	1.27%
60 – 89 days	1,798,287	0.66%	921,097	0.37%	521,319	0.24%
90 + days	831,647	0.31%	506,433	0.21%	220,664	0.10%

Total Delinquencies	$9,377,001	3.47%	$5,500,351	2.23%	$3,460,229	1.61%

Direct Loans
Gross Balance Outstanding	$10,161,929		$9,990,060		$8,208,542

Delinquencies
30 – 59 days	$181,244	1.79%	$65,982	0.66%	$59,910	0.73%
60 – 89 days	51,974	0.51%	12,024	0.12%	16,258	0.20%
90 + days	58,065	0.57%	21,476	0.22%	10,139	0.12%

Total Delinquencies	$291,283	2.87%	$99,482	1.00%	$86,307	1.05%

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

Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then an additional charge to income through the provision is used to reestablish adequate reserves. For static pools not fully liquidated that are deemed to have excess reserves, such amounts are then considered when calculating the provision for credit losses on specific pools. If a static pool is fully liquidated and has any remaining reserves, these excess reserves are immediately reversed during the period.

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

Fiscal 2008 compared to Fiscal 2007

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 8% to $50.0 million in fiscal 2008 from $46.6 million in fiscal 2007. The average finance receivables, net of unearned interest, totaled $191.0 million for the year ended March 31, 2008, an increase of 11% from $172.5 million for the year ended March 31, 2007. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the development of two new markets in Tennessee. The gross finance receivable balance increased 9% to $280.2 million at March 31, 2008 from $257.0 million at March 31, 2007. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 27.01% for the fiscal year ended March 31, 2007 to 26.18% for the fiscal year ended March 31, 2008. The net portfolio yield decreased from 21.66% for the fiscal year ended March 31, 2007 to 18.79% for the fiscal year ended March 31, 2008. The gross portfolio yield decreased due to a combination of a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below), together with decreases in accretion of discounts due to deterioration in portfolio performance. The net portfolio yield decreased due to the above factors, net of additional provisions for credit losses required for the change in the recognition of interest and the resulting affect on credit loss provisions.

Computer Software Business

Sales for the fiscal year ended March 31, 2008 were $75,287 as compared to $118,938 for the fiscal year ended March 31, 2007, a decrease of 37%. This decrease was primarily due to lower revenue from the existing customer base during the fiscal year ended March 31, 2008. Cost of sales and operating expenses increased to $206,955 for the fiscal year ended March 31, 2008 from $164,209 for the fiscal year ended March 31, 2007.

Operating Expenses

Total expenses, less the provision for credit losses, interest expense and costs associated with NDS, increased to $20.3 million for the fiscal year ended March 31, 2008 from $18.6 million for the fiscal year ended March 31, 2007. This increase of 9% was primarily attributable to additional staffing at several existing branches and increased general operating expenses. Operating expenses as a percentage of average finance receivables, net of unearned interest, decreased from 10.77% for the fiscal year ended March 31, 2007 to 10.57% for the fiscal year ended March 31, 2008.

Interest Expense

Interest expense increased to $6.3 million for the fiscal year ended March 31, 2008 from $5.5 million for the fiscal year ended March 31, 2007. The average indebtedness for the fiscal year ended March 31, 2008 increased to $97.1 million as compared to $87.4 million for the fiscal year ended March 31, 2007. The average cost of borrowed funds increased from 6.33% during the fiscal year ended March 31, 2007 to 6.50% during the fiscal year ended March 31, 2008.

Analysis of Credit Losses

As of March 31, 2008, the Company had 855 active static pools. The average pool upon inception consisted of 67 Contracts with aggregate finance receivables, net of unearned interest, of approximately $618,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2008	2007
Balance at beginning of year	$20,638,912	$22,274,255
Discounts acquired on new volume	9,715,284	10,024,971
Losses absorbed	(17,417,160)	(12,560,921)
Current year provision	7,355,973	3,347,810
Recoveries	1,848,816	1,722,580
Discounts accreted	(2,029,565)	(4,169,783)

Balance at end of year	$20,112,260	$20,638,912

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the fiscal years ended March 31:

	2008	2007
Balance at beginning of year	$324,688	$293,767
Current year provision	374,832	279,255
Losses absorbed	(409,251)	(276,065)
Recoveries	44,788	27,731

Balance at end of year	$335,057	$324,688

Reserves accreted into income for the year ended March 31, 2008 were approximately $2.0 million as compared to $4.2 million for the year ended March 31, 2007. Provisions reversed for the year ended March 31, 2008 and 2007 were $367,000 and $1.0 million, respectively. The primary reason for the decrease in reserves accreted during the year ended March 31, 2008 as compared to the year ended March 31, 2007 was an increase in the net charge-off percentage from 6.30% to 8.24%. The primary reason for reversal of provisions previously recorded was due to the charge-off performance of static pools originated from April 2005 through December 2005.

The average dealer discount associated with new volume for the years ended March 31, 2008 and 2007 were 8.32% and 8.45%, respectively.

The provision for credit losses increased to $7.8 million for the year ended March 31, 2008 from $3.7 million for the year ended March 31, 2007, largely due to the increase in the net charge-off rate from 6.30% for the year ended March 31, 2007 to 8.24% for the year ended March 31, 2008. The Company’s losses as a percentage of liquidation increased from 6.72% for the fiscal year ended March 31, 2007 to 9.08% for the fiscal year ended March 31, 2008. The longer term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during fiscal 2008 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs were 11.7% and 15.3% for the fiscal years ended March 31, 2008 and 2007, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result the Company will likely experience declining recovery rates over the long term. Recovery rates are also influenced by general economic conditions and as a result the year ended March 31, 2008 experienced recovery rates that were below historical averages.

The Company considers the following factors to assist in determining the appropriate loss reserve levels; unemployment rates, the number of bankruptcy filings, the results of internal branch audits, consumer sentiment, consumer spending, economic growth (GDP), condition of the housing sector and other leading economic indicators. As a result of weakness in the overall economy, the Company has increased its targeted reserve levels on static pools originated since September 2006, and the Company continues to re-evaluate reserve levels on a pool by pool basis during each reporting period.

The delinquency percentage for Contracts more than thirty days past due as of March 31, 2008 increased to 3.47% from 2.23% as of March 31, 2007. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2008 increased to 2.87% from 1.00% as of March 31, 2007. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators to future performance of the portfolio.

The Company has experienced a material increase in the net charge-off rate from 6.30% in fiscal 2007 to 8.24% in fiscal 2008. As a result of this increase, the Company has increased its targeted reserve levels on all static pools originated since April 2006. For the year ended March 31, 2008 the provision for credit losses increased 110% to $7.8 million versus $3.7 million for the year ended March 31, 2007. This increase was necessary, even though gross receivables only increased 9% for the year, to properly reflect an allowance for credit losses that management believes will be adequate based on the current loss environment. The primary reasons for the increase in the charge-off rate are attributable to a material increase in the price of oil, which has lead to higher prices for the cost of gasoline, food and other items used on a weekly basis by our customers. The Company has also seen many of its customers who have either lost their jobs, had their hours cut back or have been unable to maintain second part-time jobs in order to meet their debt obligations. The Company is also experiencing a recent increase in the number of bankruptcy filings. The Company does not see any catalyst to change these dynamics in the short-term and anticipates charge-off’s continuing to rise during fiscal year 2009. The Company has not seen any evidence that its increase in the charge-off rate is related to deviations in its underwriting guidelines or fundamental business execution policies.

Income Taxes

The provision for income taxes decreased 18% to approximately $5.9 million in fiscal year 2008 from approximately $7.2 million in fiscal year 2007 primarily as a result of lower pretax income. The Company’s effective tax rate decreased from 38.20% in fiscal 2007 to 37.86% in fiscal 2008.

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

Computer Software Business

Sales for the fiscal year ended March 31, 2007 were $118,938 as compared to $174,055 for the fiscal year ended March 31, 2006, a decrease of 32%. This decrease was primarily due to lower revenue from the existing customer base during the fiscal year ended March 31, 2007. Cost of sales and operating expenses decreased from $264,754 for the fiscal year ended March 31, 2006 to $164,209 for the fiscal year ended March 31, 2007. This decrease was primarily attributable to the decrease in sales for the fiscal year ended March 31, 2007.

Operating Expenses

Total expenses, less the provision for credit losses, interest expense and costs associated with NDS, increased to $18.6 million for the fiscal year ended March 31, 2007 from $17.1 million for the fiscal year ended March 31, 2006. This increase of 8% was primarily attributable to additional staffing at several existing branches, increased general operating expenses and the opening of five additional branch offices. Operating expenses as a percentage of average finance receivables, net of unearned interest, decreased from 11.45% for the fiscal year ended March 31, 2006 to 10.77% for the fiscal year ended March 31, 2007.

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

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Fiscal Year ended March 31,
	2007	2006
Balance at beginning of year	$22,274,255	$25,046,937
Discounts acquired on new volume	10,024,971	9,486,606
Losses absorbed	(12,560,921)	(9,029,935)
Current period provision	3,347,810	3,651,148
Recoveries	1,722,580	1,425,967
Dealer discounts accreted	(4,169,783)	(8,306,468)

Balance at end of year	$20,638,912	$22,274,255

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Fiscal Year ended March 31,
	2007	2006
Balance at beginning of year	$293,767	$199,653
Current period provision	279,255	216,837
Losses absorbed	(276,065)	(158,590)
Recoveries	27,731	35,867

Balance at end of year	$324,688	$293,767

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

Income Taxes

The provision for income taxes increased 11% to approximately $7.2 million in fiscal year 2007 from approximately $6.5 million in fiscal year 2006 primarily as a result of higher pretax income. The Company’s effective tax rate increased from 38.03% in fiscal 2006 to 38.20% in fiscal 2007.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31,
	2008	2007	2006
Cash provided by (used in):
Operations	$16,857,054	$16,098,666	$15,481,420
Investing activities - (primarily purchase of Contracts)	(22,881,917)	(28,394,301)	(31,107,846)
Financing activities	6,823,121	12,065,771	16,501,989

Net (decrease) increase in cash	$798,258	$(229,864)	$875,563

The Company’s primary use of working capital during fiscal year ended March 31, 2008 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $115.0 million Line. The Line is secured by all of the assets of Nicholas Financial. The Company may borrow the lesser of $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of March 31, 2008, the amount outstanding under the Line was approximately $99.9 million and the amount available under the Line was approximately $15.1 million.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At March 31, 2008, approximately 80% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from May 19, 2008 through February 2, 2011.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2008.

Years ending March 31,	2009	2010	2011	2012	2013	Total
Operating leases	$1,131,501	$813,756	$250,635	$67,134	$21,600	$2,284,626
Line of credit	—	—	99,937,198	—	—	99,937,198

Total	$1,131,501	$813,756	$100,550,029	$67,134	$21,600	$102,221,824

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the year ended March 31, 2008.

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as part of this report (see pages 37-60)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries (the Company) as of March 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 16, 2008 expressed an unqualified opinion thereon.

/s/ Dixon Hughes PLLC
Atlanta, Georgia
June 16, 2008

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2008	2007
Assets
Cash	$2,297,451	$1,499,193
Finance receivables, net	179,043,344	164,364,715
Accounts receivable	4,201	17,858
Assets held for resale	1,130,183	887,687
Prepaid expenses and other assets	656,415	578,095
Property and equipment, net	844,086	1,014,698
Derivatives	—	659,724
Income taxes recoverable	686,528	—
Deferred income taxes	5,175,617	3,997,278

Total assets	$189,837,825	$173,019,248

Liabilities and shareholders’ equity
Line of credit	$99,937,198	$94,012,099
Drafts payable	1,433,223	1,291,948
Accounts payable and accrued expenses	5,803,695	6,155,492
Income taxes payable	—	225,648
Deferred revenues	1,477,272	1,527,076
Derivatives	2,609,998	—

Total liabilities	111,261,386	103,212,263

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par: 50,000,000 shares authorized; 10,230,031 and 9,984,281 shares issued and outstanding, respectively	17,204,883	16,088,477
Accumulated other comprehensive (loss) income	(1,610,891)	408,237
Retained earnings	62,982,447	53,310,271

Total shareholders’ equity	78,576,439	69,806,985

Total liabilities and shareholders’ equity	$189,837,825	$173,019,248

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended March 31,
	2008	2007	2006
Revenue:
Interest and fee income on finance receivables	$50,007,510	$46,590,436	$42,502,615
Sales	75,287	118,938	174,055

	50,082,797	46,709,374	42,676,670
Expenses:
Cost of sales	34,589	17,838	45,230
Marketing	1,309,140	1,234,588	1,242,337
Salaries and employee benefits	12,572,038	11,994,082	11,326,909
Administrative	6,121,641	5,136,534	4,445,274
Provision for credit losses	7,817,997	3,690,405	3,908,953
Depreciation	351,099	362,754	335,258
Interest expense	6,310,465	5,535,599	4,332,414

	34,516,969	27,971,799	25,636,375

Operating income before income taxes	15,565,828	18,737,575	17,040,295
Income tax expense	5,893,652	7,157,816	6,480,806

Net income	$9,672,176	$11,579,759	$10,559,489

Earnings per share:
Basic	$0.97	$1.17	$1.07

Diluted	$0.94	$1.13	$1.01

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Other Comprehensive	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Income (Loss)
Balance at March 31, 2005	9,840,531	$15,127,922	$458,949	$31,171,023	$46,757,894
Issuance of common stock under stock option	72,400	115,700	—	—	115,700
Income tax benefit on share awards	—	282,366	—	—	282,366
Net income	—	—	—	10,559,489	10,559,489
Mark to market–interest rate swaps	—	—	533,726	—	533,726

Balance at March 31, 2006	9,912,931	15,525,988	992,675	41,730,512	58,249,175

Issuance of common stock under stock options	26,350	65,826	—	—	65,826
Issuance of restricted share awards	45,000	—	—	—	—
Income tax benefit on share awards	—	103,987	—	—	103,987
Share-based compensation	—	392,676	—	—	392,676
Net income	—	—	—	11,579,759	11,579,759
Mark to market–interest rate swaps	—	—	(584,438)	—	(584,438)

Balance at March 31, 2007	9,984,281	16,088,477	408,237	53,310,271	69,806,985

Issuance of common stock under stock options	206,750	280,349	—	—	280,349
Issuance of restricted and performance share awards	39,000	—	—	—	—
Income tax benefit on share awards	—	448,666	—	—	448,666
Share-based compensation	—	387,391	—	—	387,391
Net income	—	—	—	9,672,176	9,672,176
Mark to market–interest rate swaps	—	—	(2,019,128)	—	(2,019,128)

Balance at March 31, 2008	10,230,031	$17,204,883	$(1,610,891)	$62,982,447	$78,576,439

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$9,672,176	$11,579,759	$10,559,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	351,099	362,754	335,258
Gain on sale of property and equipment	(37,692)	(50,163)	(10,560)
Provision for credit losses	7,817,997	3,690,405	3,908,953
Deferred income taxes	44,523	66,291	(334,458)
Share-based compensation	387,391	392,676	—
Changes in operating assets and liabilities:
Accounts receivable	13,657	(6,220)	1,211
Prepaid expenses and other assets	(78,320)	(7,372)	(62,771)
Accounts payable and accrued expenses	(351,797)	90,758	1,211,947
Income taxes payable/recoverable	(912,176)	48,091	(363,342)
Deferred revenues	(49,804)	(68,313)	235,693

Net cash provided by operating activities	16,857,054	16,098,666	15,481,420

Cash flows from investing activities:
Purchase and origination of finance contracts	(111,091,212)	(112,866,748)	(104,824,762)
Principal payments received	88,594,586	85,009,367	74,426,193
Increase in assets held for resale	(242,496)	(97,463)	(259,994)
Purchase of property and equipment	(189,845)	(515,908)	(487,283)
Proceed from sale of property and equipment	47,050	76,451	38,000

Net cash used in investing activities	(22,881,917)	(28,394,301)	(31,107,846)

Cash flows from financing activities:
Repayment of notes payable—related party	—	—	(1,000,000)
Net proceeds from line of credit	5,925,099	11,596,182	17,085,020
Increase in drafts payable	141,275	299,777	18,903
Proceeds from exercise of stock options	280,349	65,826	115,700
Net excess tax benefits related to exercise of stock options and issuance of performance share awards	476,398	103,986	282,366

Net cash provided by financing activities	6,823,121	12,065,771	16,501,989

Net (decrease) increase in cash	798,258	(229,864)	875,563
Cash, beginning of year	1,499,193	1,729,057	853,494

Cash, end of year	$2,297,451	$1,499,193	$1,729,057

Supplemental disclosure of noncash investing and financing activities:
Change in derivatives and related taxes	$(2,019,128)	$(584,438)	$533,726

Shortfall of tax benefits from the issuance of performance share awards	$(27,732)	$—	$—

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (NDS) and Nicholas Financial, Inc. (NFI). NDS is engaged principally in the development, marketing and support of computer application software. NFI is engaged principally in providing installment sales financing. Both NDS and NFI are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of “Nicholas Financial – Canada” and its wholly owned subsidiaries, NDS and NFI, collectively referred to as the Company. All intercompany transactions and balances have been eliminated.

Reclassification

Certain amounts in our prior-period consolidated financial statements and notes have been reclassified to conform to the current-period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables, the net realizable value of assets held for resale, and the fair value of derivative instruments.

Finance Receivables

Finance receivables are recorded at cost, net of unearned interest, and an allowance for credit losses.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Allowance for Loan Losses

The allowance for loan losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). In addition to the allowance for loan losses, a reserve for credit losses has been established using dealer discounts to absorb potential credit losses. To the extent actual credit losses exceed these reserves, a bad debt provision is recorded; and to the extent credit losses are less than the reserve, the reserve is accreted into income over the remaining estimated life of the static pool. The Company aggregates Contracts into static pools consisting of Contracts purchased during a three-month period for each branch location. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and current economic conditions. As conditions change, the Company’s level of provisioning and/or allowance may change as well.

Assets Held for Resale

Assets held for resale are stated at net realizable value and consist primarily of automobiles that have been repossessed by the Company and are awaiting final disposition. Costs associated with repossession, transport, and auction preparation expenses are charges reported under operating expenses in the period in which they were incurred. The Company maintains full responsibility for repossessions

Property and Equipment

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

Effective April 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48. The Company concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements. Accordingly, the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

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

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of March 31, 2008, 2007, and 2006 the amount of gross finance receivables not accruing interest was approximately $2,740,000, $1,461,000 and $768,000, respectively.

The amount of future unearned income is computed as the product of the Contract rate, the Contract term, and the Contract amount.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Deferred revenues consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident & health insurance, credit life insurance, and forced placed automobile insurance. These commissions are amortized over the life of the contract using the effective interest method.

The Company attributes its entire dealer discount to a reserve for credit losses. The Company’s net fees charged for processing a loan are recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method. After the analysis of purchase date accounting is complete, any uncollectable amounts are contemplated in estimating the allowance for loan losses.

Revenues resulting from the sale of hardware and software are recognized when persuasive evidence of an agreement exists, delivery of the products has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that included software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed. The unamortized amounts are included in the caption of deferred revenues on the consolidated balance sheets. Sales taxes are excluded from both sales and expenses.

Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Year ended March 31,
	2008	2007	2006
Numerator for earnings per share – net income	$9,672,176	$11,579,759	$10,559,489

Denominator:
Denominator for basic earnings per share – weighted average shares	10,002,505	9,929,944	9,873,237
Effect of dilutive securities:
Stock options and other share awards	296,174	359,229	601,054

Denominator for diluted earnings per share	10,298,679	10,289,173	10,474,291

Earnings per share – basic	$0.97	$1.17	$1.07

Earnings per share – diluted	$0.94	$1.13	$1.01

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Diluted earnings per share does not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 122,000 were not included in the computation of diluted earnings per share for the year ended March 31, 2008 because their effect would have been anti-dilutive.

Share-Based Payments

Effective April 1, 2006, the Company adopted (FASB) Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations. SFAS No. 123(R) also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows”. SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. The Company adopted SFAS No. 123(R) using the modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

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

In accordance with FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, the Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company’s financial instruments consist of cash, finance receivables, accounts receivable, line of credit and accounts payable. For each of these financial instruments, the carrying value approximates its fair value.

The Company’s financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash. The Company operates in twelve states through its forty-seven branch locations. Florida represents 46% of the finance receivables total as of March 31, 2008. Ohio represents 11% and Georgia and North Carolina each represent 10% of the finance receivables total as of March 31, 2008. Of the remaining eight states, no one state represents more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses which, when realized, have been within the range of management’s expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral. From time to time the Company maintains deposits with banks, which exceed the $100,000 Federal Deposit Insurance Corporation insured limit. Historically, the Company has not experienced any loss of cash due to such concentration of credit risk.

Derivatives

Interest rate swap contracts designated and qualifying as cash flow hedges are reported as either assets or liabilities in the consolidated balance sheet at fair value. The gain or loss on the effective portion of the hedge initially is included as a component of other comprehensive income and is subsequently reclassified into earnings when interest on the related debt is paid. The Company does not use derivative instruments for speculative purposes.

In January 2008, the FASB issued Statement 133 Implementation Issue No. E23, “Issues Involving the Application of the Shortcut Method under Paragraph 68” (“Issue E23”). Issue E23 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008.

At adoption, preexisting hedging relationships utilizing the shortcut method which did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be undesignated prospectively. The effect of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of SFAS No. 133. The adoption of Issue E23 did not have a material impact on our results of operations or financial condition.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed entirely of the fair value of cash flow hedges, net of the related tax effect.

Statement of Cash Flows

Cash paid for income taxes for the years ended March 31, 2008, 2007 and 2006 was approximately $6,286,000, $6,939,000 and $6,901,000, respectively. Cash paid for interest for the years ended March 31, 2008, 2007 and 2006 was approximately $6,337,000, $5,409,000 and $4,242,000, respectively.

Recent Accounting Pronouncements

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

In September 2006, the FASB Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-04”). Also, in March 2007, the EITF reached a consensus on Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). Both Issues provide guidance on the recognition of company-paid life insurance protecting against the loss of key employees. EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-04 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted and any resulting adjustment will be recorded as a change in accounting principle through a cumulative effect adjustment to equity. The Company is currently evaluating EITF 06-4 and EITF 06-10 and the potential impact, if any, that adoption will have on the consolidated financial statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect of the adoption of this statement.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Finance Receivables (continued)

Consumer automobile finance installment contracts are included in finance receivables and are detailed as follows as of March 31:

	2008	2007	2006
Indirect finance receivables, gross contract	$270,053,583	$247,002,051	$214,509,842
Unearned interest	(78,623,809)	(69,487,637)	(58,245,316)

Indirect finance receivables, net of unearned interest	191,429,774	177,514,414	156,264,526
Allowance for credit losses	(20,112,260)	(20,638,912)	(22,274,255)

Indirect finance receivables, net	$171,317,514	$156,875,502	$133,990,271

The initial terms of the indirect finance receivables range from 12 to 72 months and bear a weighted average effective interest rate of 24% as of March 31, 2008 and 2007.

Direct consumer loans are also included in finance receivables and are detailed as follows as of years ended March 31:

	2008	2007	2006
Direct finance receivables, gross contract	$10,161,929	$9,990,060	$8,208,542
Unearned interest	(2,101,042)	(2,176,159)	(1,707,308)

Direct finance receivables, net of unearned interest	8,060,887	7,813,901	6,501,234
Allowance for credit losses	(335,057)	(324,688)	(293,767)

Direct finance receivables, net	$7,725,830	$7,489,213	$6,207,467

The initial terms of the direct finance receivables range from 6 to 48 months and bear a weighted average effective interest rate of 26% and 24% as of March 31, 2008 and 2007, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the years ended March 31:

	2008	2007	2006
Balance at beginning of year	$20,638,912	$22,274,255	$25,046,937
Discounts acquired on new volume	9,715,284	10,024,971	9,486,606
Losses absorbed	(17,417,160)	(12,560,921)	(9,029,935)
Current year provision	7,355,973	3,347,810	3,651,148
Recoveries	1,848,816	1,722,580	1,425,967
Discounts accreted	(2,029,565)	(4,169,783)	(8,306,468)

Balance at end of year	$20,112,260	$20,638,912	$22,274,255

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the years ended March 31:

	2008	2007	2006
Balance at beginning of year	$324,688	$293,767	$199,653
Current year provision	374,832	279,255	216,837
Losses absorbed	(409,251)	(276,065)	(158,590)
Recoveries	44,788	27,731	35,867

Balance at end of year	$335,057	$324,688	$293,767

4. Property and Equipment

Property and equipment as of March 31, 2008 and 2007 is summarized as follows:

	Cost	Accumulated Depreciation	Net Book Value
2008
Automobiles	$527,321	$331,189	$196,132
Equipment	541,721	371,745	169,976
Furniture and fixtures	433,461	276,002	157,459
Leasehold improvements	826,408	505,889	320,519

	$2,328,911	$1,484,825	$844,086

2007
Automobiles	$551,862	$305,467	$246,395
Equipment	501,811	298,517	203,294
Furniture and fixtures	414,187	229,169	185,018
Leasehold improvements	782,063	402,072	379,991

	$2,249,923	$1,235,225	$1,014,698

5. Line of Credit

The Company has a $115 million line of credit facility (the Line) which expires on November 30, 2010. The Company may borrow the lesser of the $115 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate. Prime rate based borrowings are generally less than $5 million. Pledged as collateral for this credit facility are all of the assets of the Company. As of March 31, 2008 the outstanding amount of the credit facility was approximately $100 million and the amount available under the line of credit was approximately $15 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of March 31, 2008, the Company was in full compliance with all debt covenants.

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

The Company incurred interest expense on the above notes of approximately $37,000 for the year ended March 31, 2006.

7. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The swap agreements effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. At March 31, 2008, $80,000,000 of the Company’s borrowings have been designated as the hedged items to swap agreements, and the Company has one $10,000,000 forward swap, which are detailed as follows:

Date Entered	Effective Date	Notional Amount	Fixed Rate of Interest	Maturity Date
February 26, 2003	May 17, 2004	10,000,000	3.91%	May 19, 2008
March 11, 2004	October 5, 2004	10,000,000	3.64%	October 2, 2009
January 18, 2005	July 2, 2005	10,000,000	4.38%	July 2, 2010
September 9, 2005	September 13, 2005	10,000,000	4.46%	September 2, 2010
October 18, 2007	October 22, 2007	20,000,000	4.73%	November 2, 2009
November 29, 2007	December 3, 2007	10,000,000	4.04%	December 2, 2010
January 17, 2008	February 2, 2008	10,000,000	3.26%	February 2, 2011
February 6, 2008	May 19, 2008	10,000,000	2.83%	May 19, 2010

Each swap agreement has identical terms to the critical terms of the hedged item and meets each condition in SFAS No.133 for utilization of the shortcut method to assess the effectiveness of the swap agreement in hedging the variability of interest payments on the floating rate borrowings under the Line. The shortcut method presumes that there is no hedge ineffectiveness if all such applicable conditions are met and the critical terms of the hedge and the hedged item do not change. During the life of each hedge, the critical terms of the hedge and the hedged item did not change. Accordingly, the Company did not have any gain or loss from hedge ineffectiveness.

The Company records net gains and losses from the swap agreements in the caption of interest expense in the consolidated statements of income. Under the swap agreements, the Company received an average variable rate of 4.57%, 5.24% and 3.83% and paid an average fixed rate of 4.03%, 3.90% and 3.75% for the years ended March 31, 2008, 2007 and 2006, respectively. For the twelve months ended March 31, 2008, the Company reclassified approximately $403,000 from accumulated other comprehensive income to interest expense. The interest rate swaps are recorded at fair value, approximately ($2,610,000) and $660,000 as of March 31, 2008 and 2007, respectively, in the caption derivatives on the consolidated balance sheet. Accumulated other comprehensive income at March 31, 2008 and 2007 of approximately ($1,611,000) and $408,000, respectively, represents the after-tax effect of the derivative (loss) or gain.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Derivatives and Hedging (continued)

The following table reconciles net income with comprehensive income for the years ended March 31, 2008, 2007 and 2006.

	2008	2007	2006
Net income	$9,672,176	$11,579,759	$10,559,489
Mark to market-interest rate swaps, net of tax (benefit) expense of ($1,250,594), ($356,927) and $327,140, respectively	(2,019,128)	(584,438)	533,726

Comprehensive income	$7,653,048	$10,995,321	$11,093,215

During the next year the Company expects to reclassify from other comprehensive (loss) to interest expense approximately $1.0 million. This amount is based on current 30-day libor pricing levels, which are subject to volatility, and no assurance can be given that the actual amount reclassified from other comprehensive (loss) to interest expense may not be materially different.

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	2008	2007	2006
Current:
Federal	$4,976,294	$6,121,286	$5,898,010
State	872,835	970,239	917,254

Total current	5,849,129	7,091,525	6,815,264

Deferred:
Federal	37,879	57,203	(289,444)
State	6,644	9,088	(45,014)

Total deferred	44,523	66,291	(334,458)

Income tax expense	$5,893,652	$7,157,816	$6,480,806

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	2008	2007
Allowance for credit losses not currently deductible for tax purposes	$3,815,689	$3,938,060
Derivatives	999,107	(251,487)
Other items	360,821	310,705

	$5,175,617	$3,997,278

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	2008	2007	2006
Provision for income taxes at federal statutory rate	$5,448,040	$6,558,151	$5,930,468
Increase resulting from:
State income taxes, net of federal benefit	571,661	636,562	568,703
Other	(126,049)	(36,897)	(18,365)

	$5,893,652	$7,157,816	$6,480,806

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

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Share-Based Payments (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006
Risk-free interest rate	3.60%	—	4.02%
Weighted average expected remaining term	7 years	—	6 years
Expected volatility	47%	—	34%
Expected dividend yield	0.00%	—	0.00%

A summary of option activity under the Equity Plans as of March 31, 2008, and changes during the year are presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	709,250	$2.65
Granted	320,000	$8.12
Exercised	(206,750)	$1.36
Forfeited	(43,600)	$9.49

Outstanding at March 31, 2008	778,900	$4.85	5.48	$1,647,008

Exercisable at March 31, 2008	443,850	$2.59	2.61	$1,636,355

The aggregate intrinsic value for options outstanding and exercisable does not include options whose exercise price was greater than the price of the Company’s common stock at March 31, 2008.

The Company granted 320,000 options with a weighted average fair value of $4.33 during the year ended March 31, 2008. The Company did not grant any options during the year ended March 31, 2007. During the year ended March 31, 2006, the Company granted 48,000 options with a grant date fair value of $4.83. The total intrinsic value of options exercised during the years ended March 31, 2008, 2007 and 2006 was approximately $1,251,000, $273,000 and $743,000 respectively.

During the year ended March 31, 2008, 206,750 options were exercised at exercise prices ranging from $1.13 to $10.35 per share. During the same period 43,600 options were forfeited at exercise prices ranging from $6.07 to $11.23 per share.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Share-Based Payments (continued)

Cash received from options exercised during the years ended March 31, 2007, 2006 and 2005 totaled approximately $280,000, $66,000 and $116,000 respectively. Related income tax benefits during the same periods totaled approximately $476,000, $104,000 and $282,000 respectively. Such amounts are included in proceeds from exercise of stock options and income tax benefit related thereto under cash flows from financing activities in the consolidated statements of cash flows. As of March 31, 2008, there was approximately $1,008,000 of total unrecognized compensation cost related to options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

A summary of the status of the Company’s non-vested restricted shares under the Equity Plans as of March 31, 2008, and changes during the year then ended is presented below.

Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2007	45,000	$12.59
Granted	30,000	$6.57
Vested	—	$—
Forfeited	(6,000)	$11.03

Non-vested at March 31, 2008	69,000	$10.11	1.29	425,730

The Company awarded 30,000 restricted shares with a weighted average grant date fair value of $6.57 during the year ended March 31, 2008.

As of March 31, 2008, there was approximately $416,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the Equity Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.29 years.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Share-Based Payments (continued)

A summary of the status of the Company’s non-vested performance shares under the Equity Plans as of March 31, 2008, and changes during the year then ended is presented below.

Performance Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2007	—	$—
Granted	29,250	$8.93
Vested	(5,750)	$11.14
Forfeited	(10,500)	$11.14

Non-vested at March 31, 2008	13,000	$6.16	1.00	80,210

The Company awarded 29,250 performance shares with a weighted average grant date fair value of $8.93 during the year ended March 31, 2008.

As of March 31, 2008, there was approximately $80,000 of total unrecognized compensation cost related to non-vested performance share awards granted under the Equity Plan. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Share-Based Payments (continued)

The following table illustrates the effect on net income and earning per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to options granted under the plans for the year ended March 31, 2006. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the award’s vesting period.

Year ended March 31, 2006
Reported net income	$10,559,489
Stock based employee compensation cost under the fair value method, net of tax	78,977

Pro forma net income	$10,480,512

Reported basic earnings per share	$1.07

Pro forma basic earnings per share	$1.06

Reported diluted earnings per share	$1.01

Pro forma diluted earnings per share	$1.00

10. Employee Benefit Plans

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the years ended March 31, 2008, 2007 and 2006, the Company recorded expenses of approximately $141,000, $105,000 and $187,000, respectively, related to this plan.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Year ending March 31:
2009	$1,131,501
2010	813,756
2011	250,635
2012	67,134
2013	21,600

$2,284,626

Rent expense for the years ended March 31, 2008, 2007 and 2006 was approximately $1,330,000, $1,194,000 and $1,021,000, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, in the opinion of management, would have a material adverse affect on the Company’s financial position.

12. Quarterly Results of Operations (Unaudited)

	Year ended March 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$12,170,554	$12,577,711	$12,614,482	$12,720,050
Interest expense	1,588,608	1,643,262	1,610,758	1,467,837
Provision for credit losses	1,197,122	1,616,757	2,466,564	2,537,554
Non-interest expense	4,885,803	5,116,294	4,982,443	5,403,967

Operating income before income taxes	4,499,021	4,201,398	3,554,717	3,310,692
Income tax expense	1,715,131	1,604,782	1,318,293	1,255,446

Net income	$2,783,890	$2,596,616	$2,236,424	$2,055,246

Earnings per share:
Basic	$0.28	$0.26	$0.22	$0.20

Diluted	$0.27	$0.25	$0.22	$0.20

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Quarterly Results of Operations (Unaudited) (continued)

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this Report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Remediation of Material Weaknesses

As noted in Item 9A under the caption “Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K for the year ended March 31, 2007, management concluded that internal controls over financial reporting were ineffective and that material weaknesses existed in the design and operating effectiveness of our internal control structure. During the fiscal year ended March 31, 2008, the Company implemented corrective procedures designed to remediate the material weaknesses in controls and procedures over accounting for income taxes and establishing and reviewing the loan loss analysis, including the following:

•

For each quarter of Fiscal 2008, the audit committee was given additional information relating to the loan loss analysis to enable them to more thoroughly review and analyze the associated calculations.

•	The CFO and the Controller both thoroughly reviewed and discussed the loan loss analysis to ensure the estimates and calculations were appropriate.

•	The CFO and the Controller both thoroughly reviewed and discussed all income tax accounts to ensure correct computations and reconciliations.

•

The Company’s accounting staff was increased by one employee to help alleviate segregation of duties issues associated with having a limited staff. Management is continuing to monitor the staffing situation and additional accounting staff may be hired during Fiscal 2009.

The Company fully completed remediation of the material weaknesses in controls and procedures over financial reporting and have concluded the Company’s disclosure controls and procedures were in place and operating effectively as of March 31, 2008.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of March 31, 2008, the end of the fiscal year covered by this Report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that as of March 31, 2008, the Company maintained effective internal controls over financial reporting in accordance with the COSO criteria.

Change in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited Nicholas Financial, Inc. and subsidiaries (the “Company”)’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2008 and our report dated June 16, 2008, expressed an unqualified opinion on those consolidated financial statements.

/S/ Dixon Hughes PLLC
Atlanta, Georgia
June 16, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Proposal 1: Election of Directors,” “Board of Directors,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and Information Circular, dated on or about July 3, 2008, for the 2008 Annual General Meeting of Members of the Company to be held August 6, 2008 (the “Proxy Statement”), is incorporated herein by reference.

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

(a)(1) Financial Statements

See Part II, Item 8, for the index of consolidated financial statements. All financial schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits

Exhibit No.	Description
3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4	Form of Common Stock Certificate (3)

10.1	Amended and Restated Loan and Security Agreement, dated August 1, 2000 (4)

10.2	Amendment No. 1 to Loan Agreement, dated March 16, 2001 (5)

10.3	Amendment No. 2 to Loan Agreement, dated July 31, 2001 (6)

10.4.1	Amendment No. 3 to Loan Agreement, dated June 27, 2002 (7)

10.4.2	Amendment No. 4 to Loan Agreement, dated June 30, 2004 (8)

10.4.3	Amendment No. 5 to Loan Agreement, dated March 31, 2005 (9)

10.4.4	Amendment No. 6 to Loan Agreement, dated September 15, 2005 (10)

10.4.5	Amendment No. 7 to Loan Agreement, dated February 1, 2006 (11)

10.4.6	Amendment No. 8 to Loan Agreement, dated March 27, 2007 (24)

10.4.7	Amendment No. 9 to Loan Agreement, dated November 13, 2007 (25)

10.5	Employee Stock Option Plan (12)

10.6	Non-Employee Director Stock Option Plan (13)

10.7	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance (14)

10.8	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer (15)

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (16)

10.10	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto) (17)

10.11	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions (18)

10.12	Nicholas Financial, Inc. Equity Incentive Plan (19)

10.13	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award (20)

10.14	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award (21)

10.15	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award (22)

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc. (23)

23.1	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2004 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the fiscal quarter ended June 30, 2004, as filed with the SEC on August 16, 2004.
(9)	Incorporated by reference to Exhibit 10.4.3 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005.
(10)	Incorporated by reference to Exhibit 10.4.4 to the Company’s Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 11, 2005.
(11)	Incorporated by reference to Exhibit 10.4.5 to the Company’s Form 10-K for the fiscal year ended March 31, 2006, as filed with the SEC on June 29, 2006.
(12)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File. No. 333-81967).
(13)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File. No. 333-81961).

(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(15)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(16)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, as filed with the SEC on June 29, 2006.
(17)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.
(18)	Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.
(19)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006.
(20)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(21)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(22)	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(23)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(24)	Incorporated by reference to Exhibit 10.4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the SEC on June 14, 2007.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2007, as filed with the SEC on February 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 16, 2008

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

Signature	Title	Date

/s/ Peter L. Vosotas	Chairman of the Board, Chief Executive Officer, President and Director	June 16, 2008
Peter L. Vosotas

/s/ Ralph T. Finkenbrink	Sr. Vice President – Finance, Chief Financial Officer, Chief Accounting Officer and Director	June 16, 2008
Ralph T. Finkenbrink

/s/ Stephen Bragin	Director	June 16, 2008
Stephen Bragin

/s/ Alton R. Neal	Director	June 16, 2008
Alton R. Neal

/s/ Scott Fink	Director	June 16, 2008
Scott Fink

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Nicholas Financial, Inc.*

3.2	Notice of Articles of Nicholas Financial, Inc.*

4	Form of Common Stock Certificate*

10.1	Amended and Restated Loan and Security Agreement, dated August 1, 2000*

10.2	Amendment No. 1 to Loan Agreement, dated March 16, 2001*

10.3	Amendment No. 2 to Loan Agreement, dated July 31, 2001*

10.4.1	Amendment No. 3 to Loan Agreement, dated June 27, 2002*

10.4.2	Amendment No. 4 to Loan Agreement, dated June 30, 2004*

10.4.3	Amendment No. 5 to Loan Agreement, dated March 31, 2005*

10.4.4	Amendment No. 6 to Loan Agreement, dated September 15, 2005*

10.4.5	Amendment No. 7 to Loan Agreement, dated February 1, 2006*

10.4.6	Amendment No. 8 to Loan Agreement, dated March 27, 2007*

10.4.7	Amendment No. 9 to Loan Agreement, dated November 13, 2007*

10.5	Employee Stock Option Plan*

10.6	Non-Employee Director Stock Option Plan*

10.7	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance*

10.8	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer*

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements*

10.10	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto)*

10.11	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions*

10.12	Nicholas Financial, Inc. Equity Incentive Plan*

10.13	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award*

10.14	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award*

10.15	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award*

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc.*

23.1	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Incorporated by reference.