Form 10-Q
period 2008-06-30
NICHOLAS FINANCIAL INC
filed 2008-08-11
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of July 31, 2008, the registrant had 10,313,831 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(Unaudited)
Assets
Cash	$2,138,548	$2,297,451
Finance receivables, net	185,451,195	179,043,344
Accounts receivable	4,121	4,201
Assets held for resale	1,561,278	1,130,183
Prepaid expenses and other assets	739,792	656,415
Property and equipment, net	822,041	844,086
Income taxes recoverable	—	686,528
Deferred income taxes	4,794,694	5,175,617

Total assets	$195,511,669	$189,837,825

Liabilities
Line of credit	$103,775,263	$99,937,198
Drafts payable	1,424,923	1,433,223
Accounts payable and accrued expenses	6,006,864	5,803,695
Income taxes payable	320,071	—
Deferred revenues	1,458,379	1,477,272
Derivatives	868,616	2,609,998

Total liabilities	113,854,116	111,261,386

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued and outstanding
Common stock, no par: 50,000,000 shares authorized; 10,313,831 and 10,230,031 shares issued and outstanding, respectively	17,653,522	17,204,883
Accumulated other comprehensive loss	(536,110)	(1,610,891)
Retained earnings	64,540,141	62,982,447

Total shareholders’ equity	81,657,553	78,576,439

Total liabilities and shareholders’ equity	$195,511,669	$189,837,825

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2008	2007
Revenue:
Interest and fee income on finance receivables	$13,103,966	$12,148,489
Sales	15,098	22,064

	13,119,064	12,170,553

Expenses:
Cost of sales	4,228	8,025
Marketing	336,635	313,846
Salaries and employee benefits	3,449,803	3,038,547
Administrative	1,937,544	1,436,102
Provision for credit losses	3,435,052	1,197,122
Depreciation	88,272	89,282
Interest expense	1,409,336	1,588,608

	10,660,870	7,671,532

Operating income before income taxes	2,458,194	4,499,021

Income tax expense	900,501	1,715,131

Net income	$1,557,693	$2,783,890

Earnings per share:
Basic	$0.15	$0.28

Diluted	$0.15	$0.27

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$1,557,693	$2,783,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,272	89,282
Gain on sale of property and equipment	(1,560)	(11,184)
Provision for credit losses	3,435,052	1,197,122
Deferred income taxes	(285,678)	78,063
Share-based compensation	170,632	112,437
Changes in operating assets and liabilities:
Accounts receivable	80	2,344
Prepaid expenses and other assets	(83,377)	(38,625)
Accounts payable and accrued expenses	203,169	22,054
Income taxes payable and receivable	1,006,600	1,428,407
Deferred revenues	(18,893)	63,858

Net cash provided by operating activities	6,071,990	5,727,648

Cash flows from investing activities
Purchase and origination of finance contracts	(30,803,229)	(26,771,232)
Principal payments received	20,960,326	22,868,910
Increase in assets held for resale	(431,095)	(217,228)
Purchase of property and equipment	(71,353)	(48,790)
Proceeds from sale of property and equipment	6,685	11,528

Net cash used in investing activities	(10,338,666)	(4,156,812)

Cash flows from financing activities
Net proceeds from (repayment of) line of credit	3,838,065	(11,929)
(Decrease) increase in drafts payable	(8,300)	47,584
Proceeds from exercise of stock options	98,056	55,785
Net excess tax benefits related to exercise of stock options and issuance of performance share awards	179,952	113,705

Net cash provided by financing activities	4,107,773	205,145

Net (decrease) increase in cash	(158,903)	1,775,981
Cash, beginning of period	2,297,451	1,499,193

Cash, end of period	$2,138,548	$3,275,174

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2008, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 as filed with the Securities and Exchange Commission on June 16, 2008. The March 31, 2008 condensed consolidated balance sheet included herein has been derived from the March 31, 2008 audited consolidated balance sheet included in the aforementioned Form 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables, the net realizable value of assets held for resale, and the fair value of derivative instruments.

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2008	2007
Numerator for earnings per share – net income	$1,557,693	$2,783,890

Denominator:
Denominator for basic earnings per share – weighted average shares	10,187,384	10,000,194
Effect of dilutive securities: Stock options and other share awards	206,032	351,642

Denominator for diluted earnings per share	10,393,416	10,351,836

Earnings per share – basic	$0.15	$0.28

Earnings per share – diluted	$0.15	$0.27

For the three months ended June 30, 2008 potential common stock from approximately 146,500 stock options were not included in the diluted earnings per share calculation because their effect is antidilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	June 30, 2008	March 31, 2008
Finance receivables, gross contract	$292,104,343	$280,215,512
Unearned interest	(85,005,981)	(80,724,851)

Finance receivables, net of unearned interest	207,098,362	199,490,661
Allowance for credit losses	(21,647,167)	(20,447,317)

Finance receivables, net	$185,451,195	$179,043,344

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of approximately 24% for the three months ended June 30, 2008.

5. Line of Credit

The Company has a $115.0 million line of credit facility (the “Line”) which expires on November 30, 2010. The Company may borrow the lesser of the $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 5.53% for the three months ended June 30, 2008 as compared to 6.76% for the three month period ended June 30, 2007. Pledged as collateral for this credit facility are all of the assets of the Company. As of June 30, 2008 the outstanding amount of the credit facility was approximately $103.8 million and the amount available under the line of credit was approximately $11.2 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of June 30, 2008, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swap agreements effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. As of June 30, 2008, $80,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements which are detailed as follows:

Date Entered	Effective Date	Notional Amount	Fixed Rate Of Interest	Maturity Date
March 11, 2004	October 5, 2004	$10,000,000	3.64%	October 2, 2009
January 18, 2005	July 5, 2005	$10,000,000	4.38%	July 2, 2010
September 9, 2005	September 13, 2005	$10,000,000	4.46%	September 2, 2010
October 18, 2007	October 22, 2007	$20,000,000	4.73%	November 2, 2009
November 29, 2007	December 3, 2007	$10,000,000	4.04%	December 2, 2010
January 17, 2008	February 2, 2008	$10,000,000	3.26%	February 2, 2011
February 6, 2008	May 19, 2008	$10,000,000	2.83%	May 19, 2010

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

Each swap agreement has identical terms to the critical terms of the hedged item and meets each condition in Statement of Financial Accounting Standards (“SFAS”) No.133, as amended, for utilization of the short-cut method to assess the effectiveness of the swap agreement in hedging the variability of interest payments on the floating rate borrowings under the Line. The short-cut method presumes there is no hedge ineffectiveness if all such applicable conditions are met and the critical terms of the hedge and the hedged item do not change. During the life of each hedge, the critical terms of the hedge and the hedged item have not changed. Accordingly, the Company did not record any gain or loss from hedge ineffectiveness.

The Company records net gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Under the swap agreements, the Company received an average variable rate of 2.65% and 5.32% for the three months ended June 30, 2008 and 2007, respectively. During the same periods the Company paid an average fixed rate of 4.08% and 3.95%, respectively. For the three months ended June 30, 2008, the Company reclassified approximately $289,000 from accumulated other comprehensive income to interest expense. The interest rate swap liabilities are recorded at fair value, which is approximately $869,000 and $2,610,000 as of June 30 and March 31, 2008, respectively, in the caption “derivatives” on the condensed consolidated balance sheet. Accumulated other comprehensive loss as of June 30, and March 31, 2008 of approximately $536,000 and $1,611,000, respectively, represents the after-tax effect of the derivative losses.

The following table reconciles net income with comprehensive income.

	Three months ended June 30,
	2008	2007
Net Income	$1,577,693	$2,783,890
Mark to market interest rate swaps, net of tax expense of $666,601 and $106,540, respectively	1,074,781	173,932

Comprehensive income	$2,652,474	$2,957,822

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Standards

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”. SFAS No. 157 establishes a framework for using fair value. It defines fair value rules as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Company did not elect to adopt the fair value option for any financial instruments.

SFAS No. 157 was effective for the Company on April 1, 2008; however, in February 2008 the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS No. 157 only with respect to financial assets and liabilities as of April 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the consolidated financial statements. The Company is currently assessing the potential effect of adopting SFAS No. 157 on the consolidated financial statements for non-financial assets and liabilities, which will be adopted on April 1, 2009.

SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities such as debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Following is a description of valuation methodology currently used for assets and liabilities recorded at fair value.

Interest Rate Swap Agreements

Interest rate swap agreements are recorded at fair value on a recurring basis. The Company estimates the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for nonperformance risk, if any, including a quantitative and/or qualitative evaluation of both the Company’s credit risk and the counterparty’s credit risk. Accordingly, the Company classifies interest rate swap agreements as Level 2. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about certain assets and liabilities measured at fair value:

	June 30, 2008
	Fair Value Measurement Using			Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
Interest rate swap agreements	$—	$868,616	$—	$868,616

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company is currently evaluating SFAS No. 161 and the potential impact that adoption on April 1, 2009 will have on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not, and are not believed by the Company to have a material impact on the Company’s present or future consolidated financial statements.

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

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool, which is not fully liquidated, then an additional charge to income through the provision is used to reestablish adequate reserves. For static pools not fully liquidated that are deemed to have excess reserves, such amounts are then considered when calculating the provision for credit losses on specific pools. If a static pool is fully liquidated and has any remaining reserves, these excess reserves are immediately reversed during the period.

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

Introduction

Consolidated net income decreased to $1.6 million for the three-month period ended June 30, 2008 as compared to $2.8 million for the corresponding period ended June 30, 2007. Earnings were negatively impacted primarily by an increase in the charge-off rate and an increase in operating expenses as a percentage of average finance receivables, net of unearned interest. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three months ended June 30, 2008 or 2007, respectively.

Portfolio Summary	Three months ended June 30,
	2008	2007
Average finance receivables, net of unearned interest (1)	$203,328,823	$186,493,399

Average indebtedness (2)	$101,856,230	$94,006,134

Finance revenue (3)	$13,103,966	$12,148,489
Interest expense	1,409,336	1,588,608

Net finance revenue	$11,694,630	$10,559,881

Weighted average contractual rate (4)	24.28%	24.17%

Average cost of borrowed funds (2)	5.53%	6.76%

Gross portfolio yield (5)	25.78%	26.06%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.77%	3.41%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	6.76%	2.57%

Net portfolio yield (5)	16.25%	20.08%

Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	11.04%	10.36%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	5.21%	9.72%

Write-off to liquidation (8)	11.24%	7.20%

Net charge-off percentage (9)	9.39%	6.59%

Note: All three month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue is interest and fee income on finance receivables and does not include revenue generated by NDS. See “Computer Software Business” caption below for details on NDS revenue during the period.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenue as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 8% to approximately $13.1 million for the three-month period ended June 30, 2008, from $12.1 million for the corresponding period ended June 30, 2007. Average finance receivables, net of unearned interest equaled approximately $203.3 million for the three-month period ended June 30, 2008, an increase of 9% from $186.5 million for the corresponding period ended June 30, 2007. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches. The gross finance receivable balance increased 12% to approximately $292.1 million as of June 30, 2008 from $260.8 million as of June 30, 2007. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 26.06% for the three-month period ended June 30, 2007 to 25.78% for the three-month period ended June 30, 2008. The net portfolio yield decreased from 20.08% for the three-month period ended June 30, 2007 to 16.25% for the corresponding period ended June 30, 2008. The gross portfolio yield decreased due to reduced accretion of discounts as compared to the prior year (see discussion under “Analysis of Credit Losses” below). The net portfolio yield decreased due to the above factor plus the effect of additional provision in response to increased charge-off rates.

Operating Expenses

Operating expenses, excluding provision for credit losses, interest expense, and costs associated with NDS, increased to approximately $5.6 million for the three-month period ended June 30, 2008 from $4.8 million for the corresponding period ended June 30, 2007. This increase of 17% was primarily attributable to the additional staffing of several existing branches and increased general operating expenses. Operating expenses as a percentage of finance receivables, net of unearned interest, increased to 11.04% for the three-month period ended June 30, 2008 from 10.36% for the three-month period ended June 30, 2007.

Interest Expense

Interest expense decreased to approximately $1.4 million for the three-month period ended June 30, 2008 from $1.6 million for the three-month period ended June 30, 2007. The average indebtedness for the three-month period ended June 30, 2008 increased to approximately $101.9 million as compared to $94.0 million for the corresponding period ended June 30, 2007. The Company’s average cost of borrowed funds decreased to 5.53% for the three-month period ended June 30, 2008 as compared to 6.76% for the corresponding period ended June 30, 2007. The primary reason the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate decreased from 7.07% for the three months ended June 30, 2007 as compared to 4.29% for the three months ended June 30, 2008. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a portion of the Company’s floating rate debt to fixed rate debt. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see “Footnote 6 – Derivatives and Hedging Activities”.

Contract Procurement

The Company purchases Contracts in the twelve states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended June 30, 2008 and 2007, less than 3% were for new vehicles. As of June 30, 2008, the average model year of vehicles collateralizing the portfolio was a 2002 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended June 30,
State	2008	2007
FL	$13,600,755	$12,445,317
GA	3,416,819	3,440,702
NC	3,341,600	2,659,821
SC	670,825	1,170,823
OH	4,384,934	2,890,421
MI	537,659	395,433
VA	1,531,276	934,859
IN	1,668,400	949,484
KY	1,777,912	1,163,003
MD	637,781	1,319,763
AL	1,122,933	597,877
TN	633,557	—

Total	$33,324,451	$27,967,503

	Three months ended June 30,
Contracts	2008	2007
Purchases	$33,324,451	$27,967,503

Weighted APR	24.19%	24.07%

Average discount	8.87%	8.21%

Weighted average term (months)	49	47

Average loan	$9,554	$9,298

Number of Contracts	3,488	3,008

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended June 30,
Direct Loans Originated	2008	2007
Originations	$1,228,249	$2,207,774

Weighted APR	26.81%	25.54%

Weighted average term (months)	26	31

Average loan	$2,773	$3,521

Number of loans	443	627

Analysis of Credit Losses

As of June 30, 2008, the Company had 866 active static pools. The average pool upon inception consisted of 68 Contracts with aggregate finance receivables, net of unearned interest, of approximately $633,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended June 30,
	2008	2007
Balance at beginning of period	$20,112,260	$20,638,912
Discounts acquired on new volume	2,894,144	2,261,012
Losses absorbed	(5,093,878)	(3,517,027)
Current period provision	3,141,292	1,118,721
Recoveries	424,157	458,336
Discounts accreted	(277,303)	(688,139)

Balance at end of period	$21,200,672	$20,271,815

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended June 30,
	2008	2007
Balance at beginning of period	$335,057	$324,688
Current period provision	261,163	56,867
Losses absorbed	(170,056)	(73,368)
Recoveries	20,331	8,566

Balance at end of period	$446,495	$316,753

Reserves accreted into income for the three months ended June 30, 2008 and 2007, were approximately $277,000 and $688,000, respectively. The Company has seen deterioration in the performance of its Contract portfolio, more specifically, static pools originated since June 30, 2006 have seen an increase in the default rate when compared to the preceding years pool performance during their same liquidation cycle. The Company attributes this increase to weakness in the consumer credit cycle and weakness in employment and believes this trend will continue for the remainder of its fiscal year. The Company experienced a higher net charge-off percentage of 9.39% during the three-month period ended June 30, 2008 as compared to 6.59% for the three-month period ended June 30, 2007.

The average dealer discount associated with new volume for the three months ended June 30, 2008 and 2007 was 8.87% and 8.21%, respectively. The Company believes the increase in the average dealer discount was the result of less competition in the markets the Company is currently operating in. The Company does not necessarily believe this trend will continue.

The provision for credit losses increased from approximately $1.2 million for the three-month period ended June 30, 2007, to $3.4 million for the three-month period ended June 30, 2008. The Company’s losses absorbed as a percentage of liquidation increased from 7.20% for the three months ended June 30, 2007, to 11.24% for the three months ended June 30, 2008. In addition, provisions reversed decreased from approximately $217,000 for the three-month period ended June 30, 2007 to $10,000 for the three-month period ended June 30, 2008. The reversal of provisions previously recorded in each period was due to the favorable charge-off performance of static pools originated from April 2005 through December 2005. The Company anticipates losses absorbed as a percentage of liquidation will be in the 12-15% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three months ended June 30, 2008 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs decreased from approximately 14% for the three months ended June 30, 2007 to approximately 9% for the three months ended June 30, 2008. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long-term.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	June 30, 2008		June 30, 2007
Contracts
Gross balance outstanding	$282,828,447		$250,450,750

Delinquencies
30 to 59 days	$7,066,773	2.50%	$5,005,607	2.00%
60 to 89 days	2,734,258	0.97%	1,857,560	0.74%
90 + days	1,106,775	0.39%	615,176	0.25%

Total delinquencies	$10,907,806	3.86%	$7,478,343	2.99%

Direct Loans
Gross balance outstanding	$9,275,896		$10,315,193

Delinquencies
30 to 59 days	$123,548	1.33%	$98,820	0.96%
60 to 89 days	61,820	0.67%	65,710	0.64%
90 + days	44,009	0.47%	41,762	0.40%

Total delinquencies	$229,377	2.47%	$206,292	2.00%

The delinquency percentage for Contracts more than thirty days past due as of June 30, 2008 was 3.86% as compared to 2.99% as of June 30, 2007. The delinquency percentage for direct loans more than thirty days past due as of June 30, 2008 was 2.47% as compared to 2.00% as of June 30, 2007.

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

Income Taxes

The provision for income taxes decreased to approximately $901,000 for the three months ended June 30, 2008 as compared to $1.7 million for the three months ended June 30, 2007. The Company’s effective tax rate decreased from 38.12% for the three months ended June 30, 2007 to 36.63% for the three months ended June 30, 2008. This decrease is primarily attributable to a 45% decrease in taxable income, resulting in the Company being classified in a lower tax bracket.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30,
	2008	2007
Cash provided by (used in):
Operating activities	$6,071,990	$5,727,648
Investing activities (primarily purchase of Contracts)	(10,338,666)	(4,156,812)
Financing activities	4,107,773	205,145

Net (decrease) increase in cash	$(158,903)	$1,775,981

The Company’s primary use of working capital for the three months ended June 30, 2008 was the funding of the purchase of Contracts. The Company has a Line which is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of June 30, 2008 the Company could borrow the lesser of $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate plus 37.5 basis points. Prime rate based borrowings are generally less than $5.0 million. As of June 30, 2008, the amount outstanding under the Line was approximately $103.8 million and the amount available under the Line was approximately $11.2 million.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. As of June 30, 2008, approximately 77% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from October 2, 2009 through February 2, 2011.

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

Future Expansion

The Company currently operates a total of forty-seven branch locations in twelve states, including nineteen in Florida, five in Ohio, five in North Carolina, five in Georgia, three in Kentucky, two in Virginia, two in Indiana, two in Alabama and one in Michigan, Maryland, South Carolina and Tennessee. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date, eight of our branches have reached this capacity.

The Company currently intends to continue its expansion through the purchase of additional Contracts and the expansion of its direct consumer loan program. The Company is evaluating certain new markets and plans to develop these markets using the Central Processing Center to underwrite, process and collect new loans. The Company may or may not open new branch offices in these new markets. The Company is currently evaluating certain under-performing branch locations and may at sometime in the near future elect to close these branches. The Company believes opportunities for growth continue to exist in states where it currently operates branches and plans to continue its expansion activities in those states. No assurances can be given, however, that the Company will be able to continue to expand or, if it does continue to expand, that it will be able to do so profitably. The Company is also analyzing other markets in states the Company does not currently operate in, however, no assurance can be given that any expansion will occur in these new markets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the three month periods ended June 30, 2008 and 2007.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: August 11, 2008	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 11, 2008	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President,
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350