Form 10-Q
period 2008-09-30
NICHOLAS FINANCIAL INC
filed 2008-11-10
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, the registrant had 10,313,831 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	March 31, 2008
Assets
Cash	$2,551,029	$2,297,451
Finance receivables, net	186,134,678	179,043,344
Accounts receivable	5,392	4,201
Assets held for resale	1,520,319	1,130,183
Prepaid expenses and other assets	676,965	656,415
Property and equipment, net	869,127	844,086
Income taxes receivable	—	686,528
Deferred income taxes	5,609,146	5,175,617

Total assets	$197,366,656	$189,837,825

Liabilities
Line of credit	$106,125,000	$99,937,198
Drafts payable	888,974	1,433,223
Accounts payable and accrued expenses	4,896,608	5,803,695
Income taxes payable	590,880	—
Deferred revenues	1,389,750	1,477,272
Derivatives	839,113	2,609,998

Total liabilities	114,730,325	111,261,386
Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued or outstanding Common stock, no par: 50,000,000 shares authorized; 10,313,831 and 10,230,031 shares issued and outstanding, respectively	17,822,248	17,204,883
Accumulated other comprehensive loss	(517,900)	(1,610,891)
Retained earnings	65,331,983	62,982,447

Total shareholders’ equity	82,636,331	78,576,439

Total liabilities and shareholders’ equity	$197,366,656	$189,837,825

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Revenue:
Interest and fee income on finance receivables	$13,487,161	$12,559,769	$26,591,127	$24,708,258
Sales	18,196	17,942	33,294	40,006

	13,505,357	12,577,711	26,624,421	24,748,264
Expenses:
Cost of sales	5,203	4,881	9,431	12,906
Marketing	338,803	319,881	675,438	633,727
Salaries and employee benefits	3,384,852	3,201,831	6,834,655	6,240,378
Administrative	1,771,533	1,527,718	3,741,675	2,985,353
Provision for credit losses	5,144,950	1,590,797	8,547,404	2,766,386
Depreciation	91,232	87,943	179,504	177,225
Interest expense	1,431,677	1,643,262	2,841,013	3,231,870

	12,168,250	8,376,313	22,829,120	16,047,845

Operating income before income taxes	1,337,107	4,201,398	3,795,301	8,700,419

Income tax expense	545,264	1,604,782	1,445,765	3,319,913

Net income	$791,843	$2,596,616	$2,349,536	$5,380,506

Earnings per share:
Basic	$0.08	$0.26	$0.23	$0.54

Diluted	$0.08	$0.25	$0.23	$0.52

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$2,349,536	$5,380,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179,504	177,225
Gain on sale of property and equipment	(16,764)	(19,956)
Provision for credit losses	8,547,404	2,766,386
Deferred income taxes	(1,111,424)	177,053
Share-based compensation	339,358	224,269
Changes in operating assets and liabilities:
Accounts receivable	(1,191)	8,563
Prepaid expenses and other assets	(20,550)	(396,849)
Accounts payable and accrued expenses	(907,087)	164,020
Income taxes payable and receivable	1,277,408	(225,648)
Deferred revenues	(87,522)	52,456

Net cash provided by operating activities	10,548,672	8,308,025

Cash flows from investing activities
Purchase and origination of finance contracts	(56,014,917)	(55,032,593)
Principal payments received	40,376,179	44,319,991
Increase in assets held for resale	(390,136)	(362,669)
Purchase of property and equipment	(213,536)	(87,935)
Proceeds from sale of property and equipment	25,755	20,563

Net cash used in investing activities	(16,216,655)	(11,142,643)

Cash flows from financing activities
Net proceeds from line of credit	6,187,802	3,540,111
(Decrease) increase in drafts payable	(544,249)	54,612
Proceeds from exercise of stock options	98,056	63,703
Net excess tax benefits related to exercise of stock options and issuance of performance share awards	179,952	128,303

Net cash provided by financing activities	5,921,561	3,786,729

Net increase in cash	253,578	952,111
Cash, beginning of period	2,297,451	1,499,193

Cash, end of period	$2,551,029	$2,451,304

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2008, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008 as filed with the Securities and Exchange Commission on June 16, 2008. The March 31, 2008 condensed consolidated balance sheet included herein has been derived from the March 31, 2008 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

Certain prior period amounts have been reclassified to conform to current financial statement presentation with no effect on net income or shareholders’ equity.

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Numerator for earnings per share – net income	$791,843	$2,596,616	$2,349,536	$5,380,506

Denominator:
Denominator for basic earnings per share – weighted average shares	10,244,831	10,035,998	10,216,264	10,020,085
Effect of dilutive securities:
Stock options and other share awards	181,320	290,070	193,174	329,141

Denominator for diluted earnings per share	10,426,151	10,326,068	10,409,438	10,349,226

Earnings per share – basic	$0.08	$0.26	$0.23	$0.54

Earnings per share – diluted	$0.08	$0.25	$0.23	$0.52

For the three and six months ended September 30, 2008 potential common stock from approximately 134,500 and 324,500 stock options, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	September 30, 2008	March 31, 2008
Finance receivables, gross contract	$295,744,879	$280,215,512
Unearned interest	(85,943,050)	(80,724,851)

Finance receivables, net of unearned interest	209,801,829	199,490,661
Allowance for credit losses	(23,667,151)	(20,447,317)

Finance receivables, net	$186,134,678	$179,043,344

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of approximately 24% as of September 30, 2008.

5. Line of Credit

The Company has a $115.0 million line of credit facility (the “Line”), which expires on November 30, 2010. The Company may borrow the lesser of the $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 5.45% and 5.49% for the three and six months ended September 30, 2008, respectively, as compared to 6.87% and 6.82% for the three and six month period ended September 30, 2007, respectively. Pledged as collateral for this credit facility are all of the assets of the Company. As of September 30, 2008 the outstanding amount of the credit facility was approximately $106.1 million and the amount available under the line of credit was approximately $8.9 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of September 30, 2008, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Derivatives and Hedging

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swap agreements effectively convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. As of September 30, 2008, $80,000,000 of the Company’s borrowings have been designated as the hedged items to interest rate swap agreements which are detailed as follows:

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

The Company records net gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Under the swap agreements, the Company received an average variable rate of 2.47% and 5.45% for the three months ended September 30, 2008 and 2007, respectively. During the same periods the Company paid an average fixed rate of 4.01% and 4.10%, respectively. Under the swap agreements, the Company received an average variable rate of 2.56% and 5.39% for the six months ended September 30, 2008 and 2007, respectively. During the same periods the Company paid an average fixed rate of 4.05% and 4.10%, respectively. For the three months ended September 30, 2008, the Company reclassified approximately $315,000 from accumulated other comprehensive loss to interest expense. For the six months ended September 30, 2008, the Company reclassified approximately $604,000 from accumulated other comprehensive loss to interest expense. The interest rate swap liabilities are recorded at fair value, which is approximately $839,000 and $2,610,000 as of September 30, and March 31, 2008, respectively, in the caption “derivatives” on the condensed consolidated balance sheet. Accumulated other comprehensive loss as of September 30, and March 31, 2008 of approximately $518,000 and $1,611,000, respectively, represents the after-tax effect of the derivative losses.

The following table reconciles net income with comprehensive income.

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Net Income	$791,843	$2,596,616	$2,349,536	$5,380,506
Mark to market interest rate swaps, net of tax expense (benefit) of $11,294, ($248,772), $677,895 and ($142,234), respectively	18,210	(404,514)	1,092,991	(230,582)

Comprehensive income	$810,053	$2,192,102	$3,442,527	$5,149,924

7. Recently Issued Accounting Standards

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

7. Recently Issued Accounting Standards (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about certain assets and liabilities measured at fair value:

	September 30, 2008
	Fair Value Measurement Using			Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
Interest rate swap agreements	$—	$839,113	$—	$839,113

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

8. Subsequent Events

Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prior to October 2008, prime rate based borrowings were generally less than $5.0 million. In October 2008, the Company undesignated all interest rate swap agreements electing the prime rate pricing option for all borrowings under the Line. In November 2008, the Company elected the LIBOR pricing options for substantially all borrowings under the Line. The Company did so to lower the cost of borrowings using pricing options provided by the Line. The interest rate swap contracts will continue to be reported as either assets or liabilities in the consolidated balance sheet at fair value. However, beginning with the three months ended December 31, 2008, future unrealized gains or losses associated with periodic adjustments of such assets or liabilities to fair value will be recorded in earnings. The Company does not use derivative instruments for speculative purposes. Such instruments continue to be intended for use as effective economic hedges. The Company believes that the swaps will continue to be highly effective economic hedges. The fair value of the interest rate swap liabilities, which is approximately $839,000 as of September 30, 2008, is approximately $1.7 million as of October 31, 2008.

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

Introduction

Consolidated net income decreased to approximately $792,000 for the three-month period ended September 30, 2008 as compared to $2.6 million for the corresponding period ended September 30, 2007. Consolidated net income decreased to $2.3 million for the six-month period ended September 30, 2008 as compared to $5.4 million for the corresponding period ended September 30, 2007. Earnings were negatively impacted primarily by an increase in the provision for credit losses which was driven by increased charge-off rates and to a lesser extent an increase in operating expenses as a percentage of average finance receivables, net of unearned interest. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three or six months ended September 30, 2008 or 2007, respectively.

Portfolio Summary	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Average finance receivables, net of unearned interest (1)	$208,674,423	$189,954,242	$206,001,623	$188,223,821

Average indebtedness (2)	$105,150,419	$95,625,225	$103,503,324	$94,815,680

Finance revenue (3)	$13,487,161	$12,559,769	$26,591,127	$24,708,258
Interest expense	1,431,677	1,643,262	2,841,013	3,231,870

Net finance revenue	$12,055,484	$10,916,507	$23,750,114	$21,476,388

Weighted average contractual rate (4)	24.15%	24.34%	24.16%	24.26%

Average cost of borrowed funds (2)	5.45%	6.87%	5.49%	6.82%

Gross portfolio yield (5)	25.85%	26.45%	25.82%	26.25%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.74%	3.46%	2.76%	3.43%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	9.86%	3.35%	8.30%	2.94%

Net portfolio yield (5)	13.25%	19.64%	14.76%	19.88%
Operating expenses as a percentage of average finance receivables, net of unearned interest (6)	10.75%	10.70%	10.89%	10.56%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	2.50%	8.94%	3.87%	9.32%

Write-off to liquidation (8)	12.97%	8.70%	12.09%	7.95%
Net charge-off percentage (9)	10.25%	7.79%	9.82%	7.20%

Note: All three and six month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue is interest and fee income on finance receivables and does not include sales revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenue as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Operating expenses represent total expenses, less interest expense, the provision for credit losses and operating costs associated with NDS.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 7% to approximately $13.5 million for the three-month period ended September 30, 2008, from $12.6 million for the corresponding period ended September 30, 2007. Average finance receivables, net of unearned interest equaled approximately $208.7 million for the three-month period ended September 30, 2008, an increase of 10% from $190.0 million for the corresponding period ended September 30, 2007. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets. The gross finance receivable balance increased 10% to approximately $295.7 million as of September 30, 2008 from $268.6 million as of September 30, 2007. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 26.45% for the three-month period ended September 30, 2007 to 25.85% for the three-month period ended September 30, 2008. The net portfolio yield decreased from 19.64% for the three-month period ended September 30, 2007 to 13.25% for the corresponding period ended September 30, 2008. The gross portfolio yield decreased due to reduced accretion of discounts as compared to the prior year (see discussion under “Analysis of Credit Losses” below). The net portfolio yield decreased due to the above factor plus the effect of additional provision in response to increased charge-off rates.

Operating Expenses

Operating expenses, excluding provision for credit losses, interest expense, and costs associated with NDS, increased to approximately $5.6 million for the three-month period ended September 30, 2008 from $5.1 million for the corresponding period ended September 30, 2007. This increase of 10% was primarily attributable to the additional staffing of several existing branches in younger markets and increased general operating expenses. Operating expenses as a percentage of finance receivables, net of unearned interest, increased to 10.75% for the three-month period ended September 30, 2008 from 10.70% for the three-month period ended September 30, 2007.

Interest Expense

Interest expense decreased to approximately $1.4 million for the three-month period ended September 30, 2008 from $1.6 million for the three-month period ended September 30, 2007. The average indebtedness for the three-month period ended September 30, 2008 increased to approximately $105.2 million as compared to $95.6 million for the corresponding period ended September 30, 2007. The Company’s average cost of borrowed funds decreased to 5.45% for the three-month period ended September 30, 2008 as compared to 6.87% for the corresponding period ended September 30, 2007. The primary reason the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate decreased from 7.20% for the three months ended September 30, 2007 as compared to 4.10% for the three months ended September 30, 2008. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a portion of the Company’s floating rate debt to fixed rate debt. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see “Footnote 6 – Derivatives and Hedging Activities”.

Six months ended September 30, 2008 compared to six months ended September 30, 2007

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 8% to approximately $26.6 million for the six-month period ended September 30, 2008, from $24.7 million for the corresponding period ended September 30, 2007. Average finance receivables, net of unearned interest equaled approximately $206.0 million for the six-month period ended September 30, 2008, an increase of 9% from $188.2 million for the corresponding period ended September 30, 2007. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets. The gross finance receivable balance increased 10% to approximately $295.7 million as of September 30, 2008 from $268.6 million as of September 30, 2007. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 26.25% for the six-month period ended September 30, 2007 to 25.82% for the six-month period ended September 30, 2008. The net portfolio yield decreased from 19.88% for the six-month period ended September 30, 2007 to 14.76% for the corresponding period ended September 30, 2008. The gross portfolio yield decreased due to reduced accretion of discounts as compared to the prior year (see discussion under “Analysis of Credit Losses” below). The net portfolio yield decreased due to the above factor plus the effect of additional provision in response to increased charge-off rates.

Operating Expenses

Operating expenses, excluding provision for credit losses, interest expense, and costs associated with NDS, increased to approximately $11.4 million for the six-month period ended September 30, 2008 from $10.0 million for the corresponding period ended September 30, 2007. This increase of 14% was primarily attributable to the additional staffing of several existing branches in younger markets and increased general operating expenses. Operating expenses as a percentage of finance receivables, net of unearned interest, increased to 10.89% for the six-month period ended September 30, 2008 from 10.56% for the six-month period ended September 30, 2007.

Interest Expense

Interest expense decreased to approximately $2.8 million for the six-month period ended September 30, 2008 from $3.2 million for the six-month period ended September 30, 2007. The average indebtedness for the six-month period ended September 30, 2008 increased to approximately $103.5 million as compared to $94.8 million for the corresponding period ended September 30, 2007. The Company’s average cost of borrowed funds decreased to 5.49% for the six-month period ended September 30, 2008 as compared to 6.82% for the corresponding period ended September 30, 2007. The primary reason the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate decreased from 7.14% for the six months ended September 30, 2007 as compared to 4.19% for the six months ended September 30, 2008. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a portion of the Company’s floating rate debt to fixed rate debt. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see “Footnote 6 – Derivatives and Hedging Activities”.

Contract Procurement

The Company purchases Contracts in the twelve states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three and six-month periods ended September 30, 2008 and 2007, less than 3% were for new vehicles. As of September 30, 2008, the average model year of vehicles collateralizing the portfolio was a 2002 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
State	2008	2007	2008	2007
FL	$10,067,166	$12,928,867	$23,667,921	$25,374,183
GA	2,505,658	3,407,153	5,922,477	6,973,698
NC	2,990,283	3,613,965	6,331,883	6,273,786
SC	618,337	1,061,489	1,289,162	2,232,312
OH	3,987,642	3,768,332	8,372,575	6,658,753
MI	816,741	496,990	1,354,399	892,424
VA	1,272,657	790,834	2,803,933	1,725,693
IN	1,896,940	898,712	3,565,340	1,722,352
KY	1,448,986	1,370,291	3,226,898	2,533,294
MD	715,885	999,779	1,353,666	2,319,542
AL	767,292	725,149	1,890,225	1,323,027
TN	575,231	—	1,208,790	—

Total	$27,662,818	$30,061,561	$60,987,269	$58,029,064

	Three months ended September 30,		Six months ended September 30,
Contracts	2008	2007	2008	2007
Purchases	$27,662,818	$30,061,561	$60,987,269	$58,029,064

Weighted APR	24.15%	24.25%	24.16%	24.16%

Average discount	9.06%	8.04%	8.95%	8.12%

Weighted average term (months)	48	48	48	48

Average loan	$9,400	$9,483	$9,483	$9,393

Number of Contracts	2,943	3,170	6,431	6,178

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
Direct Loans Originated	2008	2007	2008	2007
Originations	$1,146,702	$2,324,524	$2,374,951	$4,532,297

Weighted APR	27.36%	25.49%	27.08%	25.51%

Weighted average term (months)	23	29	25	30

Average loan	$2,461	$3,335	$2,613	$3,423

Number of loans	466	697	909	1,324

Analysis of Credit Losses

As of September 30, 2008, the Company had 878 active static pools. The average pool upon inception consisted of 69 Contracts with aggregate finance receivables, net of unearned interest, of approximately $637,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$21,200,672	$20,271,815	$20,112,260	$20,638,912
Discounts acquired on new volume	2,484,783	2,366,969	5,378,928	4,627,982
Losses absorbed	(5,694,539)	(4,175,005)	(10,788,417)	(7,692,033)
Current period provision	4,953,258	1,506,858	8,094,549	2,625,579
Recoveries	449,779	491,996	873,936	950,332
Discounts accreted	(209,976)	(562,727)	(487,279)	(1,250,866)

Balance at end of period	$23,183,977	$19,899,906	$23,183,977	$19,899,906

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$446,495	$316,753	$335,057	$324,687
Current period provision	191,692	83,939	452,855	140,807
Losses absorbed	(162,918)	(89,118)	(332,974)	(162,486)
Recoveries	7,905	7,634	28,236	16,200

Balance at end of period	$483,174	$319,208	$483,174	$319,208

Reserves accreted into income for the three months ended September 30, 2008 and 2007, were approximately $210,000 and $563,000, respectively. Reserves accreted into income for the six months ended September 30, 2008 and 2007, were approximately $487,000 and $1.3 million, respectively. The Company has seen deterioration in the performance of its Contract portfolio, more specifically, static pools originated since June 30, 2006 have seen an increase in the default rate when compared to the preceding years pool performance during their same liquidation cycle. The Company attributes this increase to weakness in the consumer credit cycle and weakness in employment and believes this trend will continue for the remainder of its fiscal year. The Company experienced a higher net charge-off percentage of 10.25% during the three-month period ended September 30, 2008 as compared to 7.79% for the three-month period ended September 30, 2007. The Company experienced a higher net charge-off percentage of 9.82% during the six-month period ended September 30, 2008 as compared to 7.20% for the six-month period ended September 30, 2007.

The average dealer discount associated with new volume for the three months ended September 30, 2008 and 2007 were 9.06% and 8.04%, respectively. The average dealer discount associated with new volume for the six months ended September 30, 2008 and 2007 were 8.95% and 8.12%, respectively. The Company believes the increase in the average dealer discount was the result of less competition in the markets the Company is currently operating in. The Company intends to remain focused on maintaining these increased discount levels to help off-set the rising loss rates it has been experiencing.

The provision for credit losses increased from approximately $1.6 million for the three-month period ended September 30, 2007, to $5.1 million for the three-month period ended September 30, 2008. The provision for credit losses increased from approximately $2.8 million for the six-month period ended September 30, 2007, to $8.5 million for the six-month period ended September 30, 2008. The Company’s losses absorbed as a percentage of liquidation increased from 8.70% for the three months ended September 30, 2007, to 12.97% for the three months ended September 30, 2008. The Company’s losses absorbed as a percentage of liquidation increased from 7.95% for the six months ended September 30, 2007, to 12.09% for the six months ended September 30, 2008. In addition, excess provisions reversed decreased from approximately $50,000 for the three-month period ended September 30, 2007 to $0 for the three-month period ended September 30, 2008. Excess provisions reversed decreased from approximately $267,000 for the six-month period ended September 30, 2007 to $10,000 for the six-month period ended September 30, 2008. The reversal of provisions previously recorded in each period was due to the favorable charge-off performance of static pools originated from April 2005 through December 2005. The Company anticipates losses absorbed as a percentage of liquidation will be in the 14-18% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three and six months ended September 30, 2008 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs decreased from approximately 13% for the three months ended September 30, 2007 to approximately 9% for the three months ended September 30, 2008. Recoveries as a percentage of charge-offs decreased from approximately 14% for the six months ended September 30, 2007 to approximately 9% for the six months ended September 30, 2008. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result, the Company will likely experience declining recovery rates over the long-term.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	September 30, 2008		September 30, 2007
Contracts
Gross balance outstanding	$282,272,780		$257,975,631

Delinquencies
30 to 59 days	$9,621,940	3.35%	$6,641,029	2.58%
60 to 89 days	3,763,896	1.31%	2,510,684	0.97%
90 + days	1,407,925	0.49%	1,161,006	0.45%

Total delinquencies	$14,793,761	5.15%	$10,312,719	4.00%

Direct Loans
Gross balance outstanding	$8,472,099		$10,645,154

Delinquencies
30 to 59 days	$145,174	1.71%	$220,321	2.07%
60 to 89 days	64,682	0.76%	86,784	0.82%
90 + days	67,351	0.80%	47,051	0.44%

Total delinquencies	$277,207	3.27%	$354,156	3.33%

The delinquency percentage for Contracts more than thirty days past due as of September 30, 2008 was 5.15% as compared to 4.00% as of September 30, 2007. The delinquency percentage for direct loans more than thirty days past due as of September 30, 2008 was 3.27% as compared to 3.33% as of September 30, 2007.

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

Income Taxes

The provision for income taxes decreased to approximately $545,000 for the three months ended September 30, 2008 as compared to $1.6 million for the three months ended September 30, 2007. The provision for income taxes decreased to approximately $1.4 million for the six months ended September 30, 2008 as compared to $3.3 million for the six months ended September 30, 2007. The Company's effective tax rate increased from 38.20% for the three months ended September 30, 2007 to 40.78% for the three months ended September 30, 2008. The primary reason for this increase was the result of an increase in expenses not deductible for tax purposes during the three months ended September 30, 2008. The Company's effective tax rate decreased from 38.16% for the six months ended September 30, 2007 to 38.09% for the six months ended September 30, 2008. This decrease is primarily attributable to a 56% decrease in taxable income, resulting in the Company being classified in a lower tax bracket.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30,
	2008	2007
Cash provided by (used in):
Operating activities	$10,548,672	$8,308,025
Investing activities (primarily purchase of Contracts)	(16,216,655)	(11,142,643)
Financing activities	5,921,561	3,786,729

Net increase in cash	$253,578	$952,111

The Company’s primary use of working capital for the six months ended September 30, 2008 was the funding of the purchase of Contracts. The Company’s Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of September 30, 2008 the Company could borrow the lesser of $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of September 30, 2008, the amount outstanding under the Line was approximately $106.1 million and the amount available under the Line was approximately $8.9 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased approximately $2.4 million and $6.2 million during the three and six months ended September 30, 2008, respectively. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables. The Company was contemplating executing an amendment to the Line, which would have increased the size of the Line and extended the maturity date. However, as U.S. and global market and economic conditions continue to be disrupted and volatile, particularly in the financial sector, the Company has elected not to amend its Line at this time. The primary reasons are the uncertainty of demand for the Company’s contract procurement program and the increased pricing associated with increasing the size of the Line and extending the maturity date. Continued disruption in U.S. and global markets could adversely affect the Company’s ability to increase the size of the Line and extend the maturity date or refinance indebtedness. Any new or renewed credit facility may be under terms that are not as favorable as the current credit facility. Our inability to obtain additional financing on favorable terms, if at all, would limit our ability to grow and could have a material adverse effect on our results of operations and business.

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is currently in compliance with all of its debt covenants but, during the current economic slowdown, a breach of one or more of these covenants could occur prior to the maturity date of the Line, which is November 30, 2010. The Company’s consortium of lenders could place the Company in default if certain covenants were breached and take one or more of the following actions: increase our borrowing costs; restrict the Company’s ability to obtain additional borrowings under the Line; accelerate all amounts outstanding under the Line; or enforce its interests against collateral securing the Line. The Company believes its lenders will continue to allow it to operate in the event of a condition of default; however no assurance can be given that this would occur.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. As of September 30, 2008, approximately 75% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from October 2, 2009 through February 2, 2011.

Future Expansion

The Company currently operates a total of forty-seven branch locations in twelve states, including nineteen in Florida, five in Ohio, five in North Carolina, five in Georgia, three in Kentucky, two in Virginia, two in Indiana, two in Alabama and one in Michigan, Maryland, South Carolina and Tennessee. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date, ten of our branches have reached this capacity.

The Company expects to open its second location in Columbus, Ohio during its third fiscal quarter. Due to economic conditions and the uncertainty surrounding consumer demand for new and used vehicles, the Company does not anticipate any further expansion during the remaining fiscal year. The Company will continue to evaluate markets it currently operates within and some branch consolidation is possible.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. There was no ineffectiveness associated with the interest rate swap agreements during the three or six-month periods ended September 30, 2008 and 2007.

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

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: November 10, 2008	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: November 10, 2008	/s/ Ralph T. Finkenbrink
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