Form 10-Q
period 2008-12-31
NICHOLAS FINANCIAL INC
filed 2009-02-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of January 31, 2009, the registrant had 10,373,831 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2008 (Unaudited)	March 31, 2008
Assets
Cash	$1,895,136	$2,297,451
Finance receivables, net	183,502,141	179,043,344
Assets held for resale	1,419,786	1,130,183
Prepaid expenses and other assets	585,926	660,616
Property and equipment, net	822,044	844,086
Income taxes receivable	—	686,528
Deferred income taxes	6,918,904	5,175,617

Total assets	$195,143,937	$189,837,825

Liabilities
Line of credit	$101,530,022	$99,937,198
Drafts payable	853,143	1,433,223
Accounts payable and accrued expenses	5,222,733	5,803,695
Income taxes payable	350,638	—
Deferred revenues	1,273,414	1,477,272
Interest rate swaps	3,181,458	2,609,998

Total liabilities	112,411,408	111,261,386

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued or outstanding
Common stock, no par: 50,000,000 shares authorized; 10,373,831 and 10,230,031 shares issued and outstanding, respectively	18,102,080	17,204,883
Accumulated other comprehensive loss	(936,439)	(1,610,891)
Retained earnings	65,566,888	62,982,447

Total shareholders’ equity	82,732,529	78,576,439

Total liabilities and shareholders’ equity	$195,143,937	$189,837,825

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenue:
Interest and fee income on finance receivables	$13,239,373	$12,593,397	$39,830,500	$37,301,655
Sales	14,927	21,085	48,221	61,091

	13,254,300	12,614,482	39,878,721	37,362,746

Expenses:
Cost of sales	3,060	13,715	12,491	26,621
Marketing	310,163	313,808	985,601	947,535
Salaries and employee benefits	3,303,807	3,056,564	10,138,462	9,296,942
Administrative	1,666,277	1,531,082	5,407,952	4,516,436
Provision for credit losses	4,567,640	2,446,564	13,115,044	5,212,949
Depreciation	91,090	87,274	270,594	264,499
Interest expense	1,268,669	1,610,758	4,109,682	4,842,628
Unrealized mark-to-market loss on interest rate swaps	1,664,220	—	1,664,220	—

	12,874,926	9,059,765	35,704,046	25,107,610

Operating income before income taxes	379,374	3,554,717	4,174,675	12,255,136
Income tax expense	144,469	1,318,293	1,590,234	4,638,206

Net income	$234,905	$2,236,424	$2,584,441	$7,616,930

Earnings per share:
Basic	$0.02	$0.22	$0.25	$0.76

Diluted	$0.02	$0.22	$0.25	$0.74

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$2,584,441	$7,616,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	270,594	264,499
Gain on sale of property and equipment	(16,763)	(33,689)
Provision for credit losses	13,115,044	5,212,949
Deferred income taxes	(2,161,595)	200,893
Share-based compensation	511,906	273,968
Unrealized mark-to-market loss on interest rate swaps	1,664,220	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	74,690	(9,476)
Accounts payable and accrued expenses	(580,962)	(1,359,690)
Income taxes payable and receivable	1,037,166	(856,824)
Deferred revenues	(203,858)	(58,736)

Net cash provided by operating activities	16,294,883	11,250,824

Cash flows from investing activities
Purchase and origination of finance contracts	(75,894,747)	(79,025,118)
Principal payments received	58,320,906	66,237,816
Increase in assets held for resale	(289,603)	(858,568)
Purchase of property and equipment	(257,544)	(135,833)
Proceeds from sale of property and equipment	25,755	41,098

Net cash used in investing activities	(18,095,233)	(13,740,605)

Cash flows from financing activities
Net proceeds from line of credit	1,592,824	5,891,386
Decrease in drafts payable	(580,080)	(488,385)
Proceeds from exercise of stock options	193,056	110,352
Net excess tax benefits related to exercise of stock options and issuance of performance share awards	192,235	182,230

Net cash provided by financing activities	1,398,035	5,695,583

Net (decrease) increase in cash	(402,315)	3,205,802
Cash, beginning of period	2,297,451	1,499,193

Cash, end of period	$1,895,136	$4,704,995

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables, the net realizable value of assets held for resale, and the fair value of interest rate swaps.

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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Numerator for earnings per share – net income	$234,905	$2,236,424	$2,584,441	$7,616,930

Denominator:
Denominator for basic earnings per share – weighted average shares	10,259,179	10,045,493	10,230,621	10,028,280

Effect of dilutive securities:
Stock options and other share awards	118,682	252,622	137,860	317,274

Denominator for diluted earnings per share	10,377,861	10,298,115	10,368,481	10,345,554

Earnings per share – basic	$0.02	$0.22	$0.25	$0.76

Earnings per share – diluted	$0.02	$0.22	$0.25	$0.74

For the three and nine months ended December 31, 2008 potential common stock from approximately 437,500 and 367,000 stock options, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	December 31, 2008	March 31, 2008
Finance receivables, gross contract	$291,465,981	$280,215,512
Unearned interest	(83,764,701)	(80,724,851)

Finance receivables, net of unearned interest	207,701,280	199,490,661
Allowance for credit losses	(24,199,139)	(20,447,317)

Finance receivables, net	$183,502,141	$179,043,344

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of approximately 24% as of December 31, 2008.

5. Line of Credit

The Company has a $115.0 million line of credit facility (the “Line”), which expires on November 30, 2010. The Company may borrow the lesser of the $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 4.87% and 5.28% for the three and nine months ended December 31, 2008, respectively, as compared to 6.51% and 6.71% for the three and nine month period ended December 31, 2007, respectively. Pledged as collateral for this credit facility are all of the assets of the Company. As of December 31, 2008 the outstanding amount of the credit facility was approximately $101.5 million and the amount available under the line of credit was approximately $13.5 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of December 31, 2008, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swap agreements, in effect, convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. As of December 31, 2008, the Company has interest rate swaps comprising an aggregate notional amount of $80,000,000 which are detailed as follows:

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

The Company utilized interest rate swaps to protect against variability due to interest rate risk related to the Line discussed in note 5 “Line of Credit”. These interest rate swaps were previously designated as cash flow hedges in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Derivative Instruments and Hedging Activities”, as amended. Based on credit market events that transpired in October 2008, the Company made an economic decision to elect the prime rate pricing option available under the Line for the month of October 2008. As a result, the critical terms of the interest rates swaps and hedged interest payments were no longer identical and the Company undesignated its interest rate swaps as cash flow hedges. Consequently, beginning in October 2008 changes in the mark-to-market value of interest rate swaps (unrealized gains and losses) are recorded in earnings. Unrealized losses previously recorded in accumulated other comprehensive loss are now reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements. The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges.

From October 6, 2008 to December 31, 2008 approximately $279,000 of unrealized losses were reclassified from accumulated other comprehensive loss to the unrealized mark-to-market loss on interest rate swaps line item of the consolidated statement of income.

At December 31, 2008 remaining accumulated other comprehensive loss, net of tax, was approximately $936,000. Prospective amounts expected to be reclassified and effect net earnings are as follows:

Year ending March 31:	2009	2010	2011
	$180,000	$578,000	$178,000

In addition, the change in the fair value of interest rate swaps from October 6, 2008 to December 31, 2008 of approximately $1,385,000 was recorded in the unrealized mark-to-market loss on interest rate swaps line item of the consolidated statement of income.

The Company records net realized gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Under the swap agreements, the Company received an average variable rate of 2.89% and 5.02% for the three months ended December 31, 2008 and 2007, respectively. During the same periods the Company paid an average fixed rate of 4.01% and 4.24%, respectively. Under the swap agreements, the Company received an average variable rate of 2.67% and 5.23% for the nine months ended December 31, 2008 and 2007, respectively. During the same periods the Company paid an average fixed rate of 4.03% and 4.16%, respectively. The interest rate swap liabilities are recorded at fair value, which is approximately $3,181,000 and $2,610,000 as of December 31, and March 31, 2008, respectively, in the interest rate swaps line item of the condensed consolidated balance sheet. Accumulated other comprehensive loss as of December 31, and March 31, 2008 of approximately $936,000 and $1,611,000, respectively, represents the after-tax effect of the derivative losses. As noted above, these unrealized losses previously recorded in accumulated other comprehensive loss while interest rate swaps were designated as cash flow hedges will be reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The following table reconciles net income with comprehensive income.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Net income	$234,905	$2,236,424	$2,584,441	$7,616,930
Mark-to-market of interest rate swaps, net of tax benefit (expense) of $366,572, $419,902, and ($311,323), $562,134, respectively – through October 6, 2008	(591,036)	(678,520)	501,955	(909,102)

Reclassification adjustment for loss included in net income, net of tax expense of $106,986 – after October 6, 2008	172,497	—	172,497	—

Comprehensive income (loss)	$(183,634)	$1,557,904	$3,258,893	$6,707,828

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

(Unaudited)

7. Recently Issued Accounting Standards (continued)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about certain assets and liabilities measured at fair value:

	December 31, 2008
	Fair Value Measurement Using			Assets/ Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
Interest rate swap agreements	$—	$3,181,458	$—	$3,181,458

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company is currently evaluating SFAS No. 161 and the potential impact that adoption on April 1, 2009 will have on the consolidated financial statements.

In October, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS Statement No. 154, “Accounting Changes and Error Corrections” or SFAS 154. However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company has evaluated the new FSP and has determined that it will not have a significant impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not, and are not believed by the Company to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report on Form 10-Q contains various statements, other than those concerning historical information, that are based on management’s beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words “anticipate”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy, the ability to access bank financing, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company’s existing and future markets, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statement. You should also consult factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Form 10-K, 10-Q, 8-K and annual reports to shareholders.

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

Introduction

Consolidated net income decreased to approximately $235,000 for the three-month period ended December 31, 2008 as compared to $2.2 million for the corresponding period ended December 31, 2007. Consolidated net income decreased to $2.6 million for the nine-month period ended December 31, 2008 as compared to $7.6 million for the corresponding period ended December 31, 2007. Net income for the three and nine months ended December 31, 2008 includes a pre-tax charge of $1.7 million related to the non-cash unrealized mark-to-market interest rate swap losses. Earnings were negatively impacted primarily by an increase in the provision for credit losses, which was driven by increased charge-off rates and to a lesser extent an increase in operating expenses as a percentage of average finance receivables, net of unearned interest. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three or nine months ended December 31, 2008 or 2007, respectively.

As discussed in note 6 “Interest Rate Swaps”, the Company made an economic decision which resulted in undesignating the interest rate swaps as cash flow hedges. Under accounting rules this has introduced volatility to the statement of income for changes in the fair value of interest rate swaps that historically have been captured in accumulated comprehensive income or loss in the statement of shareholders’ equity. The Company intends to hold interest rate swaps through there entire term. Accordingly, over the term of each interest rate swap agreement, the unrealized gains and losses from changes in the fair value of interest rate swaps, which are now recorded in the unrealized mark-to-market loss on interest rate swaps line item of the statement of income, will net or offset to $0 and cumulatively have no impact on retained earnings.

For the three months ended December 31, 2008, net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps, decreased 43% to $1.3 million compared to $2.2 million for the three months ended December 31, 2007. Per share diluted net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps, decreased 45% to $0.12 for the three months ended December 31, 2008 as compared to $0.22 for the three months ended December 31, 2007. See reconciliations of the non-GAAP measures on the following page.

For the nine months ended December 31, 2008, net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps, decreased 53% to $3.6 million as compared to $7.6 million for the nine months ended December 31, 2007. Per share diluted net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps, decreased 53% to $0.35 for the nine months ended December 31, 2008 as compared to $0.74 for the nine months ended December 31, 2007. See reconciliations of the non-GAAP measures on the following page.

Reconciliation of Non-GAAP Financial Measures

This filing contains disclosures of non-GAAP financial measures including: net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps and per share diluted net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps. These measures utilize the GAAP terms “net income” and “diluted earnings per share” and adjust the GAAP terms to exclude the effect of mark to market adjustments and reclassifications of previously recorded accumulated comprehensive losses associated with interest rate swaps. Management believes this presentation provides additional and meaningful measures for the assessment of the Company’s ongoing results and performance. Because the Company has historically reported mark-to-market (interest rate swaps) through other comprehensive income under hedge accounting, management believes that the inclusion of this non-GAAP measure provides consistency in its financial reporting and facilitates investors’ understanding of the Company’s historic operating trends by providing an additional basis for comparisons to prior periods. Management recognizes that the use of non-GAAP measures has limitations, including the fact that they may not be directly comparable with similar non-GAAP financial measures used by other companies. All non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be considered in isolation from, or as substitute for, financial information prepared in accordance with GAAP. For a reconciliation of non-GAAP measures from GAAP reported amounts, please see the supplemental information below.

The following tables include reconciliations of GAAP reported net income to the non-GAAP measure, net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps as well as GAAP reported diluted earnings per share to the non-GAAP measure, per share diluted net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps. The non-GAAP measures exclude the effect of mark-to-market adjustments and reclassifications of previously recorded accumulated comprehensive losses associated with interest rate swaps.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Net income, GAAP	$234,905	$2,236,424	$2,584,441	$7,616,930
Mark-to-market of interest rate swaps (net of tax of $632,316)	1,031,904	—	1,031,904	—

Net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps (a)	$1,266,809	$2,236,424	$3,616,345	$7,616,930

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Diluted earnings per share, GAAP	$0.02	$0.22	$0.25	$0.74
Per diluted share mark-to-market of interest rate swaps	$0.10	—	$0.10	—

Per share diluted net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps (a)	$0.12	$0.22	$0.35	$0.74

(a)	Represents a non-GAAP financial measure. See information on non-GAAP financial measures above.

	Three months ended December 31,		Nine months ended December 31,
Portfolio Summary	2008	2007	2008	2007
Average finance receivables, net of unearned interest (1)	$208,438,920	$192,408,861	$206,814,055	$189,618,834

Average indebtedness (2)	$104,109,909	$98,899,680	$103,705,519	$96,177,013

Finance revenue (3)	$13,239,373	$12,593,397	$39,830,500	$37,301,655

Interest expense	1,268,669	1,610,758	4,109,682	4,842,628

Net finance revenue	$11,970,704	$10,982,639	$35,720,818	$32,459,027

Weighted average contractual rate (4)	23.90%	24.14%	24.17%	24.25%

Average cost of borrowed funds (2)	4.87%	6.51%	5.28%	6.71%

Gross portfolio yield (5)	25.41%	26.18%	25.68%	26.23%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.43%	3.35%	2.65%	3.41%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	8.77%	5.09%	8.46%	3.67%

Net portfolio yield (5)	14.21%	17.74%	14.57%	19.15%

Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.22%	10.27%	10.67%	10.46%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	3.99%	7.47%	3.90%	8.69%

Write-off to liquidation (8)	14.62%	10.35%	12.90%	8.77%

Net charge-off percentage (9)	11.15%	9.51%	10.27%	7.98%

Note: All three and nine month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue is interest and fee income on finance receivables and does not include sales revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenue as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $48,000 during each of the three-month periods ended December 31, 2008 and 2007 and $259,000 and $150,000 during the nine-month periods ended December 31, 2008 and 2007, respectively.
(7)	Pre-tax yield represents net portfolio yield minus marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2008 compared to three months ended December 31, 2007

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 5% to approximately $13.2 million for the three-month period ended December 31, 2008, from $12.6 million for the corresponding period ended December 31, 2007. Average finance receivables, net of unearned interest equaled approximately $208.4 million for the three-month period ended December 31, 2008, an increase of 8% from $192.4 million for the corresponding period ended December 31, 2007. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets during fiscal 2008 and the first six months of fiscal 2009. The gross finance receivable balance increased 9% to approximately $291.5 million as of December 31, 2008 from $267.3 million as of December 31, 2007. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 26.18% for the three-month period ended December 31, 2007 to 25.41% for the three-month period ended December 31, 2008. The net portfolio yield decreased from 17.74% for the three-month period ended December 31, 2007 to 14.21% for the corresponding period ended December 31, 2008. The gross portfolio yield decreased due to reduced accretion of discounts as compared to the prior year (see discussion under “Analysis of Credit Losses” below). The net portfolio yield decreased due to the above factor plus the effect of additional provision in response to increased charge-off rates.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $5.4 million for the three-month period ended December 31, 2008 from approximately $5.0 million for the corresponding period ended December 31, 2007. This increase of 8% was primarily attributable to the additional staffing of several existing branches in younger markets and increased general operating expenses. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.22% for the three-month period ended December 31, 2008 from 10.27% for the three-month period ended December 31, 2007.

Interest Expense

Interest expense decreased to approximately $1.3 million for the three-month period ended December 31, 2008 from $1.6 million for the three-month period ended December 31, 2007. The average indebtedness for the three-month period ended December 31, 2008 increased to approximately $104.1 million as compared to $98.9 million for the corresponding period ended December 31, 2007. The Company’s average cost of borrowed funds decreased to 4.87% for the three-month period ended December 31, 2008 as compared to 6.51% for the corresponding period ended December 31, 2007. The primary reasons the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate decreased from 5.02% for the three months ended December 31, 2007 as compared to 2.89% for the three months ended December 31, 2008 and the Company’s decision, based on credit market events that transpired in October of 2008, to elect a prime rate pricing option for the month of October 2008, which resulted in a lower interest rate than the LIBOR pricing option for October of 2008. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a portion of the Company’s floating rate debt to fixed rate debt. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see note 6 – “Interest Rate Swaps”.

Nine months ended December 31, 2008 compared to nine months ended December 31, 2007

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 7% to approximately $39.8 million for the nine-month period ended December 31, 2008, from approximately $37.3 million for the corresponding period ended December 31, 2007. Average finance receivables, net of unearned interest equaled approximately $206.8 million for the nine-month period ended December 31, 2008, an increase of 9% from approximately $189.6 million for the corresponding period ended December 31, 2007. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets during fiscal 2008 and the first six months of fiscal 2009. The gross finance receivable balance increased 9% to approximately $291.5 million as of December 31, 2008 from $267.3 million as of December 31, 2007. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 26.23% for the nine-month period ended December 31, 2007 to 25.68% for the nine-month period ended December 31, 2008. The net portfolio yield decreased from 19.15% for the nine-month period ended December 31, 2007 to 14.57% for the corresponding period ended December 31, 2008. The gross portfolio yield decreased due to reduced accretion of discounts as compared to the prior year (see discussion under “Analysis of Credit Losses” below). The net portfolio yield decreased due to the above factor plus the effect of additional provision in response to increased charge-off rates.

Marketing, Salaries, Employee Benefits, Depreciation and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $16.8 million for the nine-month period ended December 31, 2008 from approximately $15.0 million for the corresponding period ended December 31, 2007. This increase of 12% was primarily attributable to the additional staffing of several existing branches in younger markets and increased general operating expenses. Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of finance receivables, net of unearned interest, increased to 10.67% for the nine-month period ended December 31, 2008 from 10.46% for the nine-month period ended December 31, 2007.

Interest Expense

Interest expense decreased to approximately $4.1 million for the nine-month period ended December 31, 2008 from $4.8 million for the nine-month period ended December 31, 2007. The average indebtedness for the nine-month period ended December 31, 2008 increased to approximately $103.7 million as compared to $96.2 million for the corresponding period ended December 31, 2007. The Company’s average cost of borrowed funds decreased to 5.28% for the nine-month period ended December 31, 2008 as compared to 6.71% for the corresponding period ended December 31, 2007. The primary reason the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate decreased from 5.23% for the nine months ended December 31, 2007 as compared to 2.67% for the nine months ended December 31, 2008. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a portion of the Company’s floating rate debt to fixed rate debt. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see note 6 – “Interest Rate Swaps”.

Contract Procurement

The Company purchases Contracts in the twelve states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three and nine-month periods ended December 31, 2008 and 2007, less than 3% were for new vehicles. As of December 31, 2008, the average model year of vehicles collateralizing the portfolio was a 2003 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
State	2008	2007	2008	2007
FL	$8,232,199	$10,881,386	$31,900,120	$36,255,569
GA	2,323,341	2,024,286	8,245,818	8,997,984
NC	1,833,047	2,934,295	8,164,930	9,208,081
SC	383,500	638,304	1,672,662	2,870,616
OH	3,326,428	3,633,921	11,699,003	10,292,674
MI	746,055	446,308	2,100,454	1,338,732
VA	787,132	1,181,912	3,591,065	2,907,605
IN	1,598,370	581,405	5,163,710	2,303,757
KY	1,307,285	1,425,847	4,534,183	3,959,141
MD	158,808	980,844	1,512,474	3,300,386
AL	759,085	741,254	2,649,310	2,064,281
TN	270,181	—	1,478,971	—

Total	$21,725,431	$25,469,762	$82,712,700	$83,498,826

	Three months ended December 31,		Nine months ended December 31,
Contracts	2008	2007	2008	2007
Purchases	$21,725,431	$25,469,762	$82,712,700	$83,498,826

Weighted APR	23.73%	24.08%	24.05%	24.13%

Average discount	9.23%	8.34%	9.03%	8.18%

Weighted average term (months)	49	48	48	48

Average loan	$9,377	$9,316	$9,455	$9,369

Number of Contracts	2,317	2,734	8,748	8,912

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
Direct Loans Originated	2008	2007	2008	2007
Originations	$1,112,116	$2,252,404	$3,487,067	$6,784,701

Weighted APR	27.30%	24.89%	27.15%	25.67%

Weighted average term (months)	23	26	24	29

Average loan	$2,371	$3,090	$2,531	$3,305

Number of loans	469	729	1,378	2,053

Analysis of Credit Losses

As of December 31, 2008, the Company had 910 active static pools. The average pool upon inception consisted of 65 Contracts with aggregate finance receivables, net of unearned interest, of approximately $602,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Balance at beginning of period	$23,183,977	$19,899,906	$20,112,260	$20,638,912
Discounts acquired on new volume	1,980,990	2,077,969	7,359,920	6,705,953
Losses absorbed	(6,193,349)	(4,960,826)	(16,981,767)	(12,652,859)
Current period provision	4,390,700	2,306,620	12,485,249	4,932,197
Recoveries	452,373	433,603	1,326,309	1,383,935
Discounts accreted	(166,670)	(422,163)	(653,950)	(1,673,029)

Balance at end of period	$23,648,021	$19,335,109	$23,648,021	$19,335,109

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Balance at beginning of period	$483,174	$319,208	$335,057	$324,688
Current period provision	176,939	139,945	629,795	280,752
Losses absorbed	(121,906)	(103,963)	(454,881)	(266,450)
Recoveries	12,911	15,515	41,147	31,715

Balance at end of period	$551,118	$370,705	$551,118	$370,705

Reserves accreted into income for the three months ended December 31, 2008 and 2007, were approximately $167,000 and $422,000, respectively. Reserves accreted into income for the nine months ended December 31, 2008 and 2007, were approximately $650,000 and $1.7 million, respectively. The Company has seen deterioration in the performance of its Contract portfolio, more specifically, static pools originated since June 30, 2006 have seen an increase in the default rate when compared to the preceding years pool performance during their same liquidation cycle. The Company attributes this increase to weakness in the consumer credit cycle and weakness in employment and believes this trend will continue for the remainder of its fiscal year. The Company experienced a higher net charge-off percentage of 11.15% during the three-month period ended December 31, 2008 as compared to 9.51% for the three-month period ended December 31, 2007. The Company experienced a higher net charge-off percentage of 10.27% during the nine-month period ended December 31, 2008 as compared to 7.98% for the nine-month period ended December 31, 2007.

The average dealer discount associated with new volume for the three months ended December 31, 2008 and 2007 were 9.23% and 8.34%, respectively. The average dealer discount associated with new volume for the nine months ended December 31, 2008 and 2007 were 9.03% and 8.18%, respectively. The Company believes the increase in the average dealer discount was the result of less competition in the markets the Company is currently operating in. The Company intends to remain focused on maintaining these increased discount levels to help off-set the rising loss rates it has been experiencing.

The provision for credit losses increased from approximately $2.4 million for the three-month period ended December 31, 2007, to $4.6 million for the three-month period ended December 31, 2008. The provision for credit losses increased from approximately $5.2 million for the nine-month period ended December 31, 2007, to $13.1 million for the nine-month period ended December 31, 2008. The Company’s losses absorbed as a percentage of liquidation increased from 10.35% for the three months ended December 31, 2007, to 14.62% for the three months ended December 31, 2008. The Company’s losses absorbed as a percentage of liquidation increased from 8.77% for the nine months ended December 31, 2007, to 12.90% for the nine months ended December 31, 2008. In addition, excess provisions reversed, increased from approximately $35,000 for the three-month period ended December 31, 2007 to approximately $68,000 for the three-month period ended December 31, 2008. Excess provisions reversed decreased from approximately $302,000 for the nine-month period ended December 31, 2007 to $78,000 for the nine-month period ended December 31, 2008. The reversal of provisions previously recorded in each period was due to the favorable charge-off performance of static pools originated from April 2005 through December 2005.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 12-15% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. Effective October 1, 2008, the Company modified its Contract procurement underwriting guidelines. The primary changes include; raising the minimum income required by the debtor to qualify for loan approval, reducing the maximum dollar amount that can be advanced for certain loan applications, and the maximum dollar amount that can be approved by a branch manager on certain approvals. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, the economic impact of any government sponsored stimulus package, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three and nine months ended December 31, 2008 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs decreased from approximately 10% for the three months ended December 31, 2007 to approximately 8% for the three months ended December 31, 2008. Recoveries as a percentage of charge-offs decreased from approximately 12% for the nine months ended December 31, 2007 to approximately 9% for the nine months ended December 31, 2008.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

	December 31, 2008		December 31, 2007
Contracts
Gross balance outstanding	$283,571,200		$256,278,730

Delinquencies
30 to 59 days	$12,454,035	4.39%	$8,908,945	3.48%
60 to 89 days	5,022,847	1.78%	2,933,134	1.14%
90 + days	1,777,122	0.62%	1,402,143	0.55%

Total delinquencies	$19,254,004	6.79%	$13,244,222	5.17%

Direct Loans
Gross balance outstanding	$7,894,781		$10,989,625

Delinquencies
30 to 59 days	$234,606	2.97%	$212,084	1.93%
60 to 89 days	124,840	1.58%	77,503	0.71%
90 + days	97,807	1.24%	91,271	0.83%

Total delinquencies	$457,253	5.79%	$380,858	3.47%

The delinquency percentage for Contracts more than thirty days past due as of December 31, 2008 was 6.79% as compared to 5.17% as of December 31, 2007. The delinquency percentage for direct loans more than thirty days past due as of December 31, 2008 was 5.79% as compared to 3.47% as of December 31, 2007.

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

Income Taxes

The provision for income taxes decreased to approximately $144,000 for the three months ended December 31, 2008 as compared to approximately $1.3 million for the three months ended December 31, 2007. The provision for income taxes decreased to approximately $1.6 million for the nine months ended December 31, 2008 as compared to approximately $4.6 million for the nine months ended December 31, 2007. The Company’s effective tax rate increased from 37.09% for the three months ended December 31, 2007 to 38.08% for the three months ended December 31, 2008. The primary reason for this increase was the result of an increase in expenses not deductible for tax purposes during the three months ended December 31, 2008.

The Company’s effective tax rate increased from 37.85% for the nine months ended December 31, 2007 to 38.09% for the nine months ended December 31, 2008. The primary reason for this increase was the result of an increase in expenses not deductible for tax purposes during the nine months ended December 31, 2008.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31,
	2008	2007
Cash provided by (used in):
Operating activities	$16,294,883	$11,250,824
Investing activities (primarily purchase of Contracts)	(18,095,233)	(13,740,605)
Financing activities	1,398,035	5,695,583

Net (decrease) increase in cash	$(402,315)	$3,205,802

The Company’s primary use of working capital for the nine months ended December 31, 2008 was the funding of the purchase of Contracts. The Company’s Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of December 31, 2008 the Company could borrow the lesser of $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of December 31, 2008, the amount outstanding under the Line was approximately $101.5 million and the amount available under the Line was approximately $13.5 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have (decreased) increased by approximately ($4.6) million and $1.6 million during the three and nine months ended December 31, 2008, respectively. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables. The Company was contemplating executing an amendment to the Line, which would have increased the size of the Line and extended the maturity date. However, as U.S. and global market and economic conditions continue to be disrupted and volatile, particularly in the financial sector, the Company has elected not to amend its Line at this time. The primary reasons are the uncertainty of demand for the Company’s contract procurement program and the increased pricing associated with increasing the size of the Line and extending the maturity date. Continued disruption in U.S. and global markets could adversely affect the Company’s ability to increase the size of the Line and extend the maturity date or refinance indebtedness. Any new or renewed credit facility may be under terms that are not as favorable as the current credit facility. Our inability to obtain additional financing on favorable terms, if at all, would limit our ability to grow and could have a material adverse effect on our results of operations and business.

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

The Company has entered into interest rate swap agreements, each of which, in effect, convert a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. As of December 31, 2008, approximately 79% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from October 2, 2009 through February 2, 2011.

Future Expansion

The Company currently operates a total of forty-eight branch locations in twelve states, including nineteen in Florida, six in Ohio, five in North Carolina, five in Georgia, three in Kentucky, two in Virginia, two in Indiana, two in Alabama and one in Michigan, Maryland, South Carolina, and Tennessee. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date, ten of our branches have reached this capacity.

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

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. During the three months ended December 31, 2008, the Company undesignated all of its interest rate swaps as cash flow hedges. (See note 6 – “Interest Rate Swaps”) The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges.

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

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: February 9, 2009	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: February 9, 2009	/s/ Ralph T. Finkenbrink
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