Form 10-K
period 2009-03-31
NICHOLAS FINANCIAL INC
filed 2009-06-15
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 9, 2009, 10,502,831 shares of the Registrant’s Common Stock, no par value, were outstanding.

At September 30, 2008, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $38,026,000

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2009 Annual General Meeting of Shareholders currently scheduled to be held on August 11, 2009, expected to be filed with the Commission pursuant to Regulation 14A on or about July 9, 2009, are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively the “Company”), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under the caption “Risk Factors” set forth in “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, the availability of capital at acceptable rates and terms, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on retail installment sales contracts (“Contracts”), regulatory changes in the Company’s existing and future markets, and the Company’s ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s filings made with the US Securities and Exchange Commission (“SEC”), including its reports on Forms 10-Q, 8-K and 10-K and annual reports to shareholders.

PART I

Item 1.	Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. (“Nicholas Financial”) and Nicholas Data Services, Inc., (“NDS”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing Contracts for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct loans and sells consumer-finance related products. NDS is engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial’s financing activities accounted for more than 99% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2009, 2008 and 2007. NDS’s activities accounted for less than 1% of consolidated revenues during the same periods.

Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the “Company”. All financial information herein is designated in United States currency.

The Company’s principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759, and its telephone number is (727) 726-0763.

Available Information

The Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://nicholasfinancial.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330.

Growth Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. While the Company intends to continue its expansion through the origination of direct consumer loans, the downturn in economic market conditions has resulted in a decline in the number of qualified applicants. Therefore, the Company does not expect to see growth in its direct loan portfolio until market conditions improve and stabilize. The Company is currently expanding its automobile financing program in the states of Alabama, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, South Carolina, Tennessee and Virginia. The Company has targeted certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company’s strategy is to monitor these markets and ultimately decide where and if it will open additional branch locations. During the fiscal year 2009, the Company elected to close three under-performing branches. The Company will continue to evaluate any of its branch locations that do not meet the minimum profitability targets and may elect to close any of these branches in the future. As of March 31, 2009, there are possibly two additional locations subject to closure during fiscal 2010. The Company also continues to analyze other markets in states in which it does not currently operate. Although the Company has not made any bulk purchases of Contracts in the last five years, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets. While we believe the current economic weakness will remain throughout 2009 and could continue well into 2010, we also believe there will be opportunities to grow our portfolio. In the event we see further deterioration in the economy, we may elect to postpone any expansion efforts until we see stabilization in the labor markets.

The recent closings of Chrysler and General Motors dealerships reduce the potential number of automobile dealerships the Company could purchase Contracts from. However, this should have no impact on the number of new and used vehicles that are purchased by consumers. The Company purchases more than fifty percent of its business from independent auto dealers and also less then three percent of the Contracts it acquires are for new vehicles. The Company believes the impact of these closings will be minimal and does not expect it to affect its business and subsequent financial condition.

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

The Company’s automobile finance programs are currently conducted in twelve states through a total of 48 branch offices, consisting of nineteen in Florida, six in Ohio, five in each of Georgia and North Carolina, three in Kentucky, two in each of Alabama, Indiana and Virginia and one in each of Maryland, Michigan, South Carolina and Tennessee. As of March 31, 2009 the Company had non-exclusive agreements with approximately 3,500 dealers, of which approximately 1,500 are active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. The dealer agreements require the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representation and warranties of the dealer.

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

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition determines the discount that the Company can charge. Historically, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2009, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains potentially liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Contract Procurement

The Company purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 3% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2009 was a 2003 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

	Maximum allowable interest rate (1)	Fiscal year ended March 31,
State		2009	2008	2007
Alabama	(2)	$3,448,113	$2,570,603	$1,413,763
Florida	18-30% (3)	43,733,812	50,447,849	54,398,960
Georgia	18-30% (3)	11,255,611	12,311,278	11,586,876
Indiana	21%	7,131,943	4,990,032	2,874,907
Kentucky	18-25% (3)	6,108,872	5,409,996	6,452,075
Maryland	24%	1,787,966	4,556,303	3,697,468
Michigan	25%	3,102,467	1,983,858	2,000,130
North Carolina	18-29% (3)	10,926,757	12,602,042	13,158,260
Ohio	25%	17,028,665	14,746,718	13,306,050
South Carolina	(2)	2,374,384	3,978,758	4,276,742
Tennessee	(2)	2,027,994	51,613	—
Virginia	(2)	4,400,675	4,880,380	7,027,766

Total		$113,327,259	$118,529,430	$120,192,997

(1)	The maximum allowable interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 29% per annum.
(3)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31,
Contracts	2009	2008	2007
Purchases	$113,327,259	$118,529,430	$120,192,997
Weighted APR	24.06%	24.23%	23.90%
Average discount	9.14%	8.32%	8.45%
Weighted average term (months)	48	48	46
Average loan	$9,340	$9,315	$9,063
Number of contracts	12,134	12,725	13,262

Direct Loans

The Company currently originates direct loans in Florida, Georgia and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $3,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a direct loan license in Alabama, Indiana, Kentucky, Maryland, Michigan, Ohio, South Carolina, Tennessee, or Virginia, and none is presently required in Georgia (as the Company currently does not make direct loans under $3,000 in that state). Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. Due to the economic conditions during fiscal year 2009, the Company has postponed its pursuit of a direct loan license in the state of Ohio. The Company will re-evaluate this decision once it sees evidence of a more sustained economic recovery. The Company does not expect to pursue a direct loan license in any other state during the current fiscal year. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s direct loan program was implemented in April 1995 and currently accounts for approximately 4% of annual consolidated revenues for the Company. As of March 31, 2009, loans made by the Company pursuant to its direct loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

In connection with its direct loan program, the Company also offers health and accident insurance coverage and credit life insurance to customers. Customers in approximately 79% of the 2,580 direct loan transactions outstanding as of March 31, 2009 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the customer.

The following table presents selected information on direct loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31,
Direct loan originations	2009	2008	2007
Originations	$4,326,599	$8,132,273	$8,672,700
Weighted APR	27.09%	25.57%	25.30%
Weighted average term (months)	24	29	31
Average loan	$2,565	$3,332	$3,459
Number of contracts	1,687	2,441	2,507

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

The Company uses essentially the same criteria in analyzing a direct loan as it does in analyzing the purchase of a Contract. Lending decisions regarding direct loans are made based upon a review of the customer’s loan application, credit history, job stability, income, in-person interviews with a Company loan officer and the value of the collateral offered by the borrower to secure the loan. To date, since approximately 80% of the Company’s direct loans have been made to individuals whose automobiles have been financed by the Company, the customer’s payment history under his or her existing or past Contract is a significant factor in the lending decision. The decision process with respect to the purchase of Contracts is similar, although the customer’s prior payment history with automobile loans is weighted more heavily in the decision-making process and the collateral value of the automobile being financed is also considered.

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

Monitoring and Enforcement of Contracts

The Company requires all customers to obtain and maintain collision insurance covering damage to the vehicle. Failure to maintain such insurance constitutes a default under the Contract, and the Company may, at its discretion, repossess the vehicle. To reduce potential loss due to insurance lapse, the Company has the contractual right to force place its own collateral protection insurance policy, which covers loss due to physical damage to vehicles not covered by any insurance policy of any respective customer.

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

The Company’s policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and oral requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the Branch Manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and secondly by the applicable District Manager, it must then be approved by the Director of Loss Recovery. The repossessor delivers the vehicle to a secure location specified by the Company. The Company maintains relationships with several licensed repossession firms that repossess vehicles for fees that range from $200 to $400 for each vehicle repossessed. As required by Alabama, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, South Carolina, Tennessee and Virginia law, the customer is notified by certified letter that the vehicle has been repossessed and that to regain the vehicle, he or she must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter.

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

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 1,500 dealers that the Company currently has active Contractual relationships with accounted for over 1% of its business volume for any of the fiscal years ended March 31, 2009, 2008 or 2007.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that the Company must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Alabama, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. Compliance with existing laws and regulations has not had a material adverse effect on the Company’s operations to date. The Company’s management believes that the Company maintains all requisite licenses and permits and is in material compliance with all applicable local, state and federal laws and regulations. The Company periodically reviews its branch office practices in an effort to ensure such compliance. The following constitute certain of the federal, state and local statutes and ordinances with which the Company must comply:

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

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2009 the Company employed a total of 239 persons, 3 of whom work for NDS and 236 of whom work for Nicholas Financial. None of the Company’s employees is subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Item 1A.	Risk Factors

The following factors, as well as other factors not set forth below, may adversely effect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

Our profitability and future growth depend on our continued access to bank financing.

The profitability and growth of our business currently depend on our ability to access bank debt at competitive rates. We currently depend on a $115.0 million line of credit facility with a financial institution to finance our purchases of Contracts and fund our direct loans. This line of credit currently has a maturity date of November 30, 2010 and is secured by substantially all our assets. At March 31, 2009, we had approximately $102.0 million outstanding under the line of credit and approximately $13.0 million available for additional borrowing.

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

Our profitability depends, to a material extent, on the performance of Contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because a large portion of our loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due to their credit history. Although we attempt to mitigate these high credit risks with our underwriting standards and collection procedures, these standards and procedures may not offer adequate protection against the risk of default, especially in difficult economic times such as have existed over much of the past twelve months. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. Higher than anticipated delinquencies and defaults on our Contracts would reduce our profitability.

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

Our financial position depends on management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include achievement of the desired Contract purchase volume, the use of effective risk management techniques and collection methods, continued investment in technology to support operating efficiency and continued access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our business and financial condition.

Our business is highly dependent upon general economic conditions.

During periods of economic slowdown or recession, such as has existed for much of the past twelve months, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles are sold or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. While we seek to manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our business and financial condition.

Recent economic developments may continue to adversely affect our business and financial condition.

Recently, the United States has experienced a period of economic slowdown or recession that has, and may continue to, adversely affect our business and financial condition. Rising unemployment and continued lack of available credit has led to increased delinquencies and losses.

Additionally, higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates, and other factors have impacted consumer confidence and disposable income. These conditions have increased loss frequency, decreased consumer demand for automobiles and weakened collateral values on certain types of vehicles. Because we focus predominately on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on Contracts are higher than those experienced in the general automobile finance industry and have been materially affected by the recent economic downturn.

Delinquencies and loan losses with respect to Contracts have increased over the past fiscal year and may continue to increase. These increases in delinquencies, defaults, losses and repossessions may be related to the increase in unemployment levels. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the current economic slowdown or recession, the asset-backed securities market, along with credit markets in general, have been experiencing unprecedented disruptions. Due to the tightening of the credit markets, the availability of financing for individuals with sub-prime credit ratings has decreased significantly, slowing the expected rate of prepayment of Contracts originated by us. If losses on Contracts continue to increase and the expected rate of prepayment decreases, our business and financial condition will be adversely affected.

Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown or recession will reduce our profitability.

If we repossess a vehicle securing a Contract, we typically have it transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the Contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 30-day lapse between the time we repossess a vehicle and the time it is sold by a dealer or at auction. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. During periods of economic slowdown or recession, such as has existed for much of the past twelve months, decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold will result in our experiencing higher credit losses.

An increase in market interest rates may reduce our profitability.

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the Contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and have entered into interest rate swap agreements relating to a portion of our outstanding debt with maturities ranging from October 2, 2009 through February 2, 2011. Each of these agreements effectively converts a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. These interest rate swap agreements may not adequately mitigate the impact of changes in interest rates, however, and we may not be able to enter into such agreements in the future.

Our growth depends upon our ability to retain and attract a sufficient number of qualified employees.

To a large extent, our growth strategy depends on the opening of new offices that will focus primarily on purchasing Contracts and making direct loans in markets we have not previously served. Future expansion of our office network depends, in part, upon our ability to attract and retain qualified and experienced office managers and the ability of such managers to develop relationships with dealers that serve those markets. We generally do not open new offices until we have located and hired a qualified and experienced individual to manage the office. Typically, this individual will be familiar with local market conditions and have existing relationships with dealers in the area to be served. Although we believe that we can attract and retain qualified and experienced personnel as we proceed with planned expansion into new markets, no assurance can be given that we will be successful in doing so. Competition to hire personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our origination, delinquency, default and net loss rates and, ultimately, our financial condition.

The loss of one of our key executives could have a material adverse effect on our business.

Our growth and development to date have been largely dependent upon the services of Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, and Ralph T. Finkenbrink, our Chief Financial Officer and Senior Vice President-Finance. We do not maintain key-man life insurance policies on these executives. Although we believe that we have sufficient additional experienced management personnel to accommodate the loss of any key executive, the loss of services of one or both of these executives could have a material adverse effect on our business and financial condition.

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

Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, and certain members of the Mahan family, including the adult children of Marvin and Ingrid Mahan, and certain entities controlled by them, owned approximately 14.5% and 10.6%, respectively, of our common stock as of June 9, 2009. As a result, they may be able to significantly influence matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such transaction.

Our stock is lightly traded, which may limit your ability to resell your shares.

The average daily trading volume of our shares on the NASDAQ Global Select Market for the period from April 1, 2008 through March 31, 2009 was approximately 10,810 shares. Thus, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

We operate in a competitive market.

The non-prime consumer-finance industry is highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by us, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than us. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor-plan financing and leasing, which are not provided by us. Providers of non-prime consumer financing have traditionally competed primarily on the basis of:

•	interest rates charged;

•	the quality of credit accepted;

•	the flexibility of loan terms offered; and

•	the quality of service provided.

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

We utilize integrated computer systems to respond to customer inquiries and to monitor the performance of our Contract and direct loan portfolios and the performance of individual customers under our Contracts and direct loans. Problems with our systems’ operations could adversely impact our ability to monitor our portfolios or collect amounts due under our Contracts and direct loans, which could have a material adverse effect on our financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company leases its Corporate Headquarters and branch office facilities. The Company’s Headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 16,000 square feet of office space at an approximate cost of $20.00 per square foot. The current lease relating to this space expires in January 2010.

Each of the Company’s 48 branch offices located in Alabama, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, South Carolina, Tennessee and Virginia consists of approximately 1,200 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of two to five years at annual rates ranging from approximately $10.00 to $29.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

Item 3.	Legal Proceedings

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse affect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “NICK.”

The following table sets forth the high and low sales prices of the Company’s common stock for the years ended March 31, 2009 and 2008, respectively.

	High	Low
Fiscal year ended March 31, 2009
First Quarter	$7.54	$5.09
Second Quarter	$6.34	$4.55
Third Quarter	$5.15	$2.01
Fourth Quarter	$3.79	$1.80

	High	Low
Fiscal year ended March 31, 2008
First Quarter	$12.61	$10.00
Second Quarter	$11.00	$8.00
Third Quarter	$9.49	$6.70
Fourth Quarter	$7.94	$5.86

As of June 1, 2009, there were approximately 2,000 holders of record of the Company’s common stock.

The Company did not pay any cash dividends during the fiscal years ended March 31, 2008 or 2009. The Company currently anticipates that all of its earnings will be retained for expansion of the Company’s business, and it does not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements, and other factors deemed relevant by the Board of Directors. In addition, the Company’s $115.0 million line of credit facility contains certain covenants, which may restrict the Company’s ability to pay cash dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2009, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted –Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	714,950	$5.14	417,750
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	714,950	$5.14	417,750

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Common shares for the five-year period ended March 31, 2009, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (SNL Autofinance Index). The stock performance graph assumes that the value of the investment in each of the Company’s Common shares, the NASDAQ Composite Index and the SNL Autofinance Index was $100 on April 1, 2004 and that all dividends were reinvested.

The graph displayed below is presented in accordance with Securities and Exchange Commission requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	Period Ending
	03/31/2004	03/31/2005	03/31/2006	03/31/2007	03/31/2008	03/31/2009
Nicholas Financial, Inc.	100.00	193.96	192.50	180.38	99.73	42.35
NASDAQ Composite	100.00	100.25	117.33	121.43	114.29	76.65
SNL Autofinance Index	100.00	122.17	182.06	151.68	73.23	54.93

Item 6.	Selected Financial Data

The following tables present selected consolidated financial data as of and for the fiscal years ended March 31, 2009, 2008, 2007, 2006 and 2005. The selected consolidated financial data have been derived from our consolidated financial statements. All historical share and per share amounts have been restated for all periods presented to reflect a three-for-two stock split, payable on June 17, 2005 in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 3, 2005.

You should read the selected consolidated financial data in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

	Fiscal Year ended March 31,
	2009	2008	2007	2006	2005
Statement of Operations Data
Interest income on finance receivables	$53,032,438	$50,007,510	$46,590,436	$42,502,615	$32,582,965
Sales	69,933	75,287	118,938	174,055	248,928

	53,102,371	50,082,797	46,709,374	42,676,670	32,831,893

Interest expense	5,384,532	6,310,465	5,535,599	4,332,414	3,630,267
Provision for credit losses	16,386,070	7,730,805	3,627,065	3,867,985	2,358,191
Salaries and employee benefits	13,349,523	12,572,039	11,994,082	11,326,909	8,976,912
Unrealized mark-to-market loss on interest rate swaps	1,530,005	—	—	—	—
Other expenses	8,900,260	7,903,660	6,815,053	6,109,067	4,753,820

	45,550,390	34,516,969	27,971,799	25,636,375	19,719,190

Operating income before income taxes	7,551,981	15,565,828	18,737,575	17,040,295	13,112,703
Income tax expense	2,834,418	5,893,652	7,157,816	6,480,806	5,033,008

Net income	$4,717,563	$9,672,176	$11,579,759	$10,559,489	$8,079,695

Earnings per share – basic:	$0.46	$0.97	$1.17	$1.07	$0.85

Weighted average shares outstanding	10,248,919	10,002,505	9,929,944	9,873,237	9,462,620

Earnings per share – diluted:	$0.45	$0.94	$1.13	$1.01	$0.80

Weighted average shares outstanding	10,400,284	10,298,679	10,289,173	10,474,291	10,082,694

	As of and for the Fiscal Year ended March 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Total assets	$197,782,175	$189,837,825	$173,019,248	$149,494,943	$120,815,441
Finance receivables, net	186,694,369	179,043,344	164,364,715	140,197,738	113,708,122
Line of credit	102,030,195	99,937,198	94,012,099	82,415,917	65,330,897
Shareholders’ equity	85,017,713	78,576,439	69,806,985	58,249,175	46,757,894

Operating Data
Return on average assets	2.43%	5.33%	7.18%	7.81%	7.21%
Return on average equity	5.77%	13.04%	18.08%	20.11%	21.78%
Gross portfolio yield (1)	25.57%	26.18%	27.01%	28.40%	25.20%
Pre-tax yield (1)	4.50%	8.22%	10.89%	11.45%	10.18%
Total delinquencies over 30 days	4.20%	3.45%	2.18%	1.59%	1.46%
Write-off to liquidation (1)	12.39%	9.08%	6.72%	5.44%	6.28%
Net charge-off percentage (1)	9.93%	8.24%	6.30%	4.98%	5.46%

Automobile Finance Data & Direct Loan Origination
Contracts purchased/direct loans originated	$117,653,858	$126,661,703	$128,865,697	$117,293,524	$92,745,349
Average discount	9.14%	8.32%	8.45%	8.78%	8.78%
Weighted average contractual rate (1)	24.17%	24.32%	23.99%	24.14%	24.15%
Number of branch locations	48	47	47	42	35

(1)	See definitions on page 27

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada conducts its business activities through two wholly-owned Florida corporations: Nicholas Financial, which purchases and services Contracts, makes direct loans and sells consumer-finance related products; and NDS, which supports and updates certain computer application software. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Nicholas Financial-Canada, Nicholas Financial and Nicholas Data Services are collectively referred to herein as the “Company”.

The Company’s consolidated revenues increased for the fiscal year ended March 31, 2009 to $53.1 million as compared to $50.1 million and $46.7 million for the fiscal years ended March 31, 2008 and 2007, respectively. The Company’s consolidated net income decreased for the fiscal year ended March 31, 2009 to $4.7 million as compared to $9.7 million and $11.6 million for the fiscal years ended March 31, 2008 and 2007, respectively. The Company’s earnings were negatively impacted by an increase in the net charge-off percentage from 8.24% for the year ended March 31, 2008 to 9.93% for the year ended March 31, 2009. The Company believes the primary reason for the increase in the charge-off percentage is primarily attributable to the increase in the unemployment rate. To a lesser extent, other factors such as higher gasoline prices, adjustable rate mortgages and increases in the cost of food and other cost of living expenses has contributed to increased losses.

As discussed in note 6 “Interest Rate Swap Agreements”, the Company made an economic decision which resulted in undesignating the interest rate swaps as cash flow hedges. Under accounting rules this has introduced volatility to the statement of income for changes in the fair value of interest rate swaps that historically have been captured in accumulated comprehensive income or loss in the statement of shareholders’ equity. The Company intends to hold interest rate swaps through there entire term. Accordingly, over the term of each interest rate swap agreement, the unrealized gains and losses from changes in the fair value of interest rate swaps, which are now recorded in the unrealized mark-to-market loss on interest rate swaps line item of the statement of income, will net or offset to $0 and cumulatively have no impact on retained earnings.

For the fiscal year ended March 31, 2009, net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps, decreased to $5.7 million as compared to $9.7 million and $11.6 million for the fiscal years ended March 31, 2008 and 2007, respectively. Per share diluted net earnings, excluding non-cash unrealized mark-to-market loss on interest rate swaps, decreased to $0.55 for the fiscal year ended March 31, 2009 as compared to $0.94 and $1.13 for the fiscal years ended March 31, 2008 and 2007, respectively. See reconciliations of the non-GAAP measures on the following page.

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

	Fiscal Year ended March 31,
	2009	2008
Net income, GAAP	$4,717,563	$9,672,176
Mark-to-market loss of interest rate swaps, net of tax expense of $574,157	955,848	—

Net earnings, excluding non-cash unrealized mark-to-market loss of interest rate swaps (a)	$5,673,411	$9,672,176

	Fiscal Year ended March 31,
	2009	2008
Diluted earnings per share, GAAP	$0.45	$0.94
Per diluted share mark-to-market loss of interest rate swaps	$0.10	—

Per share diluted net earnings, excluding non-cash unrealized mark-to-market loss of interest rate swaps (a)	$0.55	$0.94

(a)	Represents a non-GAAP financial measure. See information on non-GAAP financial measures above.

Portfolio Summary

	Fiscal Year ended March 31,
	2009	2008	2007
Average finance receivables, net of unearned interest (1)	$207,402,047	$191,012,129	$172,508,750

Average indebtedness (2)	$103,126,653	$97,124,666	$87,392,132

Finance revenue (3)	$53,032,438	$50,007,510	$46,590,436
Interest expense	5,384,532	6,310,465	5,535,599

Net finance revenue	$47,647,906	$43,697,045	$41,054,837

Weighted average contractual rate (4)	24.17%	24.32%	23.99%

Average cost of borrowed funds (2)	5.22%	6.50%	6.33%

Gross portfolio yield (5)	25.57%	26.18%	27.01%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.60%	3.30%	3.21%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	7.90%	4.05%	2.10%

Net portfolio yield (5)	15.07%	18.83%	21.70%
Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.57%	10.61%	10.81%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	4.50%	8.22%	10.89%

Write-off to liquidation (8)	12.39%	9.08%	6.72%
Net charge-off percentage (9)	9.93%	8.24%	6.30%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue does not include revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $316,000, $172,000 and $146,000 during the fiscal years ended 2009, 2008 and 2007, respectively.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
March 31, 2009	$291,034,770	$8,737,694	$2,666,484	$848,608	$12,252,786
		3.00%	0.92%	0.29%	4.21%

March 31, 2008	$270,053,583	$6,747,067	$1,798,287	$831,647	$9,377,001
		2.50%	0.66%	0.31%	3.47%

March 31, 2007	$247,002,051	$4,072,821	$921,097	$506,433	$5,500,351
		1.65%	0.37%	0.21%	2.23%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
March 31, 2009	$6,890,705	$173,517	$49,780	$42,672	$265,969
		2.52%	0.72%	0.62%	3.86%

March 31, 2008	$10,161,929	$181,244	$51,974	$58,065	$291,283
		1.79%	0.51%	0.57%	2.87%

March 31, 2007	$9,990,060	$65,982	$12,024	$21,476	$99,482
		0.66%	0.12%	0.22%	1.00%

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

Contracts are purchased from many different dealers and are all purchased on an individual Contract by Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of state maximum interest rates or the maximum interest rate at which the customer will accept. In certain markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company only buys Contracts on an individual basis and never purchases Contracts in batches, although the Company may consider portfolio acquisitions as part of its growth strategy.

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

Fiscal 2009 Compared to Fiscal 2008

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 6% to $53.0 million in fiscal 2009 from $50.0 million in fiscal 2008. The average finance receivables, net of unearned interest, totaled $207.4 million for the fiscal year ended March 31, 2009, an increase of 9% from $191.0 million for the fiscal year ended March 31, 2008. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the development of two new markets in Alabama and Ohio. The gross finance receivable balance increased 6% to $297.9 million at March 31, 2009 from $280.2 million at March 31, 2008. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 26.18% for the fiscal year ended March 31, 2008 to 25.57% for the fiscal year ended March 31, 2009. The net portfolio yield decreased from 18.83% for the fiscal year ended March 31, 2008 to 15.07% for the fiscal year ended March 31, 2009. The gross portfolio yield decreased due to a combination of a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below), a decrease in accretion of discounts due to deterioration in portfolio performance, and lower weighted APR on contracts purchased during fiscal year 2009. The net portfolio yield decreased due to the above factors, net of additional provisions for credit losses required for the change in the recognition of interest and the resulting affect on credit loss provisions.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, and administrative expenses increased to $22.2 million for the fiscal year ended March 31, 2009 from $20.4 million for the fiscal year ended March 31, 2008. This increase of 9% was primarily attributable to additional staffing at several existing branches and increased administrative expenses driven by increased repossession and collection related expenses. Operating expenses as a percentage of average finance receivables, net of unearned interest, decreased from 10.61% for the fiscal year ended March 31, 2008 to 10.57% for the fiscal year ended March 31, 2009.

Interest Expense

Interest expense decreased from $6.3 million for the fiscal year ended March 31, 2008 as compared to $5.4 million for the fiscal year ended March 31, 2009. The average indebtedness for the fiscal year ended March 31, 2009 increased to $103.1 million as compared to $97.1 million for the fiscal year ended March 31, 2008. The average cost of borrowed funds decreased from 6.50% during the fiscal year ended March 31, 2008 to 5.22% during the fiscal year ended March 31, 2009. The primary reason the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate decreased from 6.58% for the year ended March 31, 2008 as compared to 3.52% for the year ended March 31, 2009. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a portion of the Company’s floating rate debt to fixed rate debt. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Analysis of Credit Losses

As of March 31, 2009, the Company had 939 active static pools. The average pool upon inception consisted of 62 Contracts with aggregate finance receivables, net of unearned interest, of approximately $582,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the years ended March 31:

	2009	2008
Balance at beginning of year	$20,112,260	$20,638,912
Discounts acquired on new volume	10,227,382	9,715,284
Current year provision	15,680,590	7,355,973
Losses absorbed	(22,143,156)	(17,417,160)
Recoveries	1,857,202	1,848,816
Discounts accreted	(808,202)	(2,029,565)

Balance at end of year	$24,926,076	$20,112,260

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the years ended March 31:

	2009	2008
Balance at beginning of year	$335,057	$324,688
Current year provision	705,480	374,832
Losses absorbed	(590,154)	(409,251)
Recoveries	62,684	44,788

Balance at end of year	$513,067	$335,057

Reserves accreted into income for the fiscal year ended March 31, 2009 were approximately $808,000 as compared to $2.0 million for the fiscal year ended March 31, 2008. Provisions reversed for the fiscal years ended March 31, 2009 and 2008 were $85,000 and $367,000, respectively. The primary reason for the decrease in reserves accreted during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008 was an increase in the net charge-off percentage from 8.24% to 9.93%. The primary reason for reversal of provisions previously recorded was due to the charge-off performance of static pools originated from April 2005 through December 2005. These specific pools were originated, and the majority of their liquidation occurred, during more prosperous economic times. As a result, their accompanying charge-off rate was lower than those of static pools originated during subsequent years.

The average dealer discount associated with new volume for the fiscal years ended March 31, 2009 and 2008 was 9.14% and 8.32%, respectively.

The provision for credit losses increased from $7.7 million for the year ended March 31, 2008 to $16.4 million for the fiscal year ended March 31, 2009, largely due to the increase in the net charge-off rate from 8.24% for the fiscal year ended March 31, 2008 to 9.93% for the fiscal year ended March 31, 2009. The Company’s losses as a percentage of liquidation increased from 9.08% for the fiscal year ended March 31, 2008 to 12.39% for the fiscal year ended March 31, 2009. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there have been any significant changes in loan concentrations, or the terms or quality of Contracts purchased during fiscal 2009 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs were 9.4% and 11.9% for the fiscal years ended March 31, 2009 and 2008, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters, and as a result the Company will likely experience declining recovery rates over the long term. Recovery rates are also influenced by general economic conditions and, as a result, the Company experienced recovery rates for the fiscal year ended March 31, 2009 that were below historical averages.

The Company considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. As a result of weakness in the overall economy, the Company has increased its targeted reserve levels on static pools originated since September 2006, and the Company continues to re-evaluate reserve levels on a pool by pool basis during each reporting period.

The delinquency percentage for Contracts more than thirty days past due as of March 31, 2009 increased to 4.21% from 3.47% as of March 31, 2008. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2009 increased to 3.86% from 2.87% as of March 31, 2008. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators to future performance of the portfolio.

Income Taxes

The provision for income taxes decreased 53% to approximately $2.8 million in fiscal year 2009 from approximately $5.9 million in fiscal year 2008 primarily as a result of lower pretax income. The Company’s effective tax rate decreased from 37.86% in fiscal 2008 to 37.53% in fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 8% to $50.0 million in fiscal 2008 from $46.6 million in fiscal 2007. The average finance receivables, net of unearned interest, totaled $191.0 million for the fiscal year ended March 31, 2008, an increase of 11% from $172.5 million for the fiscal year ended March 31, 2007. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the development of two new markets in Tennessee. The gross finance receivable balance increased 9% to $280.2 million at March 31, 2008 from $257.0 million at March 31, 2007. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 27.01% for the fiscal year ended March 31, 2007 to 26.18% for the fiscal year ended March 31, 2008. The net portfolio yield decreased from 21.70% for the fiscal year ended March 31, 2007 to 18.83% for the fiscal year ended March 31, 2008. The gross portfolio yield decreased due to a combination of a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below), together with decreases in accretion of discounts due to deterioration in portfolio performance. The net portfolio yield decreased due to the above factors, net of additional provisions for credit losses required for the change in the recognition of interest and the resulting affect on credit loss provisions.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to $20.4 million for the fiscal year ended March 31, 2008 from $18.8 million for the fiscal year ended March 31, 2007. This increase of 9% was primarily attributable to the additional staffing at several existing branches and increased general operating expenses. Operating expenses as a percentage of average finance receivables, net of unearned interest, decreased from 10.81% for the fiscal year ended March 31, 2007 to 10.61% for the fiscal year ended March 31, 2008.

Interest Expense

Interest expense increased from $5.5 million for the fiscal year ended March 31, 2007 as compared to $6.3 million for the fiscal year ended March 31, 2008. The average indebtedness for the fiscal year ended March 31, 2008 increased to $97.1 million as compared to $87.4 million for the fiscal year ended March 31, 2007. The average cost of borrowed funds increased from 6.33% during the fiscal year ended March 31, 2007 to 6.50% during the fiscal year ended March 31, 2008.

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

The change in the practice of allocating a portion of the unearned income to reserves for dealer discounts did not have a significant effect on the periodic net operating results, but rather resulted in differences in the classification of amounts within the statement of income. Both interest income and provisions for credit losses were higher for those pools acquired during the fiscal year ended March 31, 2006 than those pools acquired prior to such period. In addition, while this change has not significantly changed the net finance receivables as reported, the components of net finance receivables have changed as unearned interest as a percentage of gross Contracts has increased as a result of the change and will be followed in subsequent periods by increases in the allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the years ended March 31:

	2008	2007
Balance at beginning of year	$20,638,912	$22,274,255
Discounts acquired on new volume	9,715,284	10,024,971
Current year provision	7,355,973	3,347,810
Losses absorbed	(17,417,160)	(12,560,921)
Recoveries	1,848,816	1,722,580
Discounts accreted	(2,029,565)	(4,169,783)

Balance at end of year	$20,112,260	$20,638,912

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the years ended March 31:

	2008	2007
Balance at beginning of year	$324,688	$293,767
Current year provision	374,832	279,255
Losses absorbed	(409,251)	(276,065)
Recoveries	44,788	27,731

Balance at end of year	$335,057	$324,688

Reserves accreted into income for the fiscal year ended March 31, 2008 were approximately $2.0 million as compared to $4.2 million for the fiscal year ended March 31, 2007. Provisions reversed for the fiscal years ended March 31, 2008 and 2007 were $367,000 and $1.0 million, respectively. The primary reason for the decrease in reserves accreted during the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007 was an increase in the net charge-off percentage from 6.30% to 8.24%. The primary reason for reversal of provisions previously recorded was due to the charge-off performance of static pools originated from April 2005 through December 2005.

The average dealer discount associated with new volume for the fiscal years ended March 31, 2008 and 2007 was 8.32% and 8.45%, respectively.

The provision for credit losses increased from $3.6 million for the fiscal year ended March 31, 2007 to $7.7 million for the fiscal year ended March 31, 2008, largely due to the increase in the net charge-off rate from 6.30% for the fiscal year ended March 31, 2007 to 8.24% for the fiscal year ended March 31, 2008. The Company’s losses as a percentage of liquidation increased from 6.72% for the fiscal year ended March 31, 2007 to 9.08% for the fiscal year ended March 31, 2008. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there were any significant changes in loan concentrations, or terms or quality of Contracts purchased during fiscal 2008 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs were 11.9% and 15.4% for the fiscal years ended March 31, 2008 and 2007, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters and, as a result, the Company will likely experience declining recovery rates over the long term. Recovery rates are also influenced by general economic conditions and, as a result, the Company experienced recovery rates for the fiscal year ended March 31, 2008 that were below historical averages.

The Company considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. As a result of weakness in the overall economy, the Company has increased its targeted reserve levels on static pools originated since September 2006, and the Company continues to re-evaluate reserve levels on a pool by pool basis during each reporting period.

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

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31,
	2009	2008	2007
Cash provided by (used in):

Operations	$21,665,478	$16,857,053	$16,098,666
Investing activities - (primarily purchase of Contracts)	(24,234,910)	(22,881,917)	(28,394,301)

Financing activities	2,004,556	6,823,121	12,065,771

Net (decrease) increase in cash	$(564,876)	$798,257	$(229,864)

The Company’s primary use of working capital during the fiscal year ended March 31, 2009 was the funding of the purchase of Contracts. The Contracts were financed substantially through borrowings under the Company’s $115.0 million Line. The Line is secured by all of the assets of Nicholas Financial. The Company may borrow the lesser of $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of March 31, 2009, the amount outstanding under the Line was approximately $102.0 million and the amount available under the Line was approximately $13.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $2.1 million and $5.9 million during the fiscal years ended March 31, 2009 and 2008, respectively. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables. The self-liquidating nature of Contracts and other loans enables the Company to assume a higher debt-to-equity ratio than in most businesses. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short term funding needs.

During 2009, the Company contemplated executing an amendment to the Line, which would have increased the size of the Line and extended the maturity date. However, as U.S. and global market and economic conditions continue to be disrupted and volatile, particularly in the financial sector, the Company has elected not to amend its Line at this time. The primary reasons are the uncertainty of demand for the Company’s contract procurement program and the increased pricing associated with increasing the size of the Line and extending the maturity date. Continued disruption in U.S. and global markets could adversely affect the Company’s ability to increase the size of the Line and extend the maturity date or refinance indebtedness. Any new or renewed credit facility may be under terms that are not as favorable as the current credit facility. The Company’s inability to obtain additional financing on favorable terms, if at all, would limit our ability to grow and could have a material adverse effect on our results of operations and business.

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

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. At March 31, 2009, approximately 80% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from October 2, 2009 through February 2, 2011.

Impact of Inflation

The Company is affected by inflation primarily through increased operating costs and expenses including increases in interest rates. Inflationary pressures on operating costs and expenses have been offset by the Company’s continued emphasis on stringent operating and cost controls.

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2009.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,237,379	$1,137,151	$873,693	$226,535	$—
Line of credit	102,030,195	—	102,030,195	—	—

Total	$104,267,574	$1,137,151	$102,903,888	$226,535	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. During 2009, the Company undesignated all of its interest rate swaps as cash flow hedges. The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges.

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as part of this report (see pages 37-62)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries (the Company) as of March 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For 2009, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our 2009 audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC
Atlanta, Georgia
June 12, 2009

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2009	2008
Assets
Cash	$1,732,575	$2,297,451
Finance receivables, net	186,694,369	179,043,344
Assets held for resale	1,058,481	1,130,183
Prepaid expenses and other assets	717,131	660,616
Property and equipment, net	774,472	844,086
Income taxes recoverable	—	686,528
Deferred income taxes	6,805,147	5,175,617

Total assets	$197,782,175	$189,837,825

Liabilities and shareholders’ equity
Line of credit	$102,030,195	$99,937,198
Drafts payable	975,240	1,433,223
Accounts payable and accrued expenses	5,553,680	5,803,695
Income taxes payable	206,451	—
Deferred revenues	1,244,136	1,477,272
Interest rate swaps	2,754,760	2,609,998

Total liabilities	112,764,462	111,261,386

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 10,373,831 and 10,230,031 shares issued, respectively	18,073,622	17,204,883
Accumulated other comprehensive loss	(755,919)	(1,610,891)
Retained earnings	67,700,010	62,982,447

Total shareholders’ equity	85,017,713	78,576,439

Total liabilities and shareholders’ equity	$197,782,175	$189,837,825

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	Year ended March 31,
	2009	2008	2007
Revenue:
Interest and fee income on finance receivables	$53,032,438	$50,007,510	$46,590,436
Sales	69,933	75,287	118,938

	53,102,371	50,082,797	46,709,374

Expenses:
Cost of sales	17,497	34,590	17,838
Marketing	1,248,190	1,309,140	1,234,588
Salaries and employee benefits	13,349,523	12,572,039	11,994,082
Administrative	7,278,679	6,208,831	5,199,874
Provision for credit losses	16,386,070	7,730,805	3,627,065
Depreciation	355,894	351,099	362,754
Interest expense	5,384,532	6,310,465	5,535,599
Unrealized mark-to-market loss on interest rate swaps	1,530,005	—	—

	45,550,390	34,516,969	27,971,799

Operating income before income taxes	7,551,981	15,565,828	18,737,575
Income tax expense	2,834,418	5,893,652	7,157,816

Net income	$4,717,563	$9,672,176	$11,579,759

Earnings per share:
Basic	$0.46	$0.97	$1.17

Diluted	$0.45	$0.94	$1.13

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2006	9,912,931	$15,525,988	$992,675	$41,730,512	$58,249,175
Issuance of common stock under stock options	26,350	65,826	—	—	65,826
Issuance of restricted share awards	45,000	—	—	—	—
Income tax benefit on exercise of non-qualified stock options	—	103,987	—	—	103,987
Share-based compensation	—	392,676	—	—	392,676
Net income	—	—	—	11,579,759	11,579,759
Mark to market–interest rate swaps	—	—	(584,438)	—	(584,438)
Balance at March 31, 2007	9,984,281	16,088,477	408,237	53,310,271	69,806,985

Issuance of common stock under stock options	206,750	280,349	—	—	280,349
Issuance of restricted and performance share awards	39,000	—	—	—	—
Income tax benefit on share awards	—	448,666	—	—	448,666
Share-based compensation	—	387,391	—	—	387,391
Net income	—	—	—	9,672,176	9,672,176
Mark to market–interest rate swaps	—	—	(2,019,128)	—	(2,019,128)
Balance at March 31, 2008	10,230,031	17,204,883	(1,610,891)	62,982,447	78,576,439

Issuance of common stock under stock options	138,050	193,055	—	—	193,055
Issuance of restricted and performance share awards	5,750	—	—	—	—
Income tax benefit on share awards	—	26,312	—	—	26,312
Share-based compensation	—	649,372	—	—	649,372
Net income	—	—	—	4,717,563	4,717,563
Mark to market–interest rate swaps	—	—	854,972	—	854,972

Balance at March 31, 2009	10,373,831	$18,073,622	$(755,919)	$67,700,010	$85,017,713

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$4,717,563	$9,672,176	$11,579,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	355,894	351,099	362,754
Gain on sale of property and equipment	(16,763)	(37,692)	(50,163)
Provision for credit losses	16,386,070	7,817,997	3,690,405
Deferred income taxes	(2,309,977)	44,523	66,291
Share-based compensation	649,372	387,391	392,676
Unrealized mark-to-market loss on interest rate swaps	1,530,005	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(56,515)	(64,665)	(13,592)
Accounts payable and accrued expenses	(250,014)	(351,797)	90,758
Income taxes payable/recoverable	892,979	(912,176)	48,091
Deferred revenues	(233,136)	(49,803)	(68,313)

Net cash provided by operating activities	21,665,478	16,857,053	16,098,666

Cash flows from investing activities:
Purchase and origination of finance contracts	(103,378,183)	(111,091,212)	(112,866,748)
Principal payments received	79,341,088	88,594,586	85,009,367
Decrease (increase) in assets held for resale	71,702	(242,496)	(97,463)
Purchase of property and equipment	(295,272)	(189,845)	(515,908)
Proceeds from sale of property and equipment	25,755	47,050	76,451

Net cash used in investing activities	(24,234,910)	(22,881,917)	(28,394,301)

Cash flows from financing activities:
Net proceeds from line of credit	2,092,997	5,925,098	11,596,182
(Decrease) increase in drafts payable	(457,983)	141,276	299,777
Proceeds from exercise of stock options	193,055	280,349	65,826
Net excess tax benefits related to exercise of stock options and issuance of performance share awards	176,487	476,398	103,987

Net cash provided by financing activities	2,004,556	6,823,121	12,065,771

Net (decrease) increase in cash	(564,876)	798,257	(229,864)
Cash, beginning of year	2,297,451	1,499,193	1,729,057

Cash, end of year	$1,732,575	$2,297,450	$1,499,193

Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in fair value of derivatives and related taxes (excluding change recorded in earnings)	$854,972	$(2,019,128)	$(584,438)

Shortfall of tax benefits from the issuance of restricted and performance share awards	$(150,175)	$(27,732)	$—

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (NDS) and Nicholas Financial, Inc. (NFI). NDS is engaged principally in the development, marketing and support of computer application software. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing retail installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, NFI also makes direct loans and sells consumer-finance related products. Both NDS and NFI are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables, the net realizable value of assets held for resale, the fair value of interest rate swaps, compensation arising from share-based awards, and the effective income tax rate.

Finance Receivables

Finance receivables are recorded at cost, net of unearned interest, discounts and an allowance for credit losses.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses

The allowance for credit losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). In addition to the charges against earnings, the reserve for credit losses has been established using dealer discounts to absorb potential credit losses. A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company aggregates Contracts into static pools consisting of Contracts purchased during a three-month period for each branch location. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. As conditions change, the Company’s level of provisioning and/or allowance may change as well.

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

The Company files income tax returns in the U.S. Federal jurisdiction and various states. The Company is no longer subject to U.S. Federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from 2005 to 2007. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest or penalties during fiscal 2009.

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of March 31, 2009, 2008 and 2007 the amount of gross finance receivables not accruing interest was approximately $3,608,000, $2,740,000 and $1,461,000, respectively.

The amount of future unearned income is computed as the product of the Contract rate, the Contract term, and the Contract amount.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Deferred revenues consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident and health insurance, credit life insurance and forced placed automobile insurance. These commissions are amortized over the life of the contract using the effective annual interest method.

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

Sales relate principally to telephone support agreements and the sale of business forms to the Company’s customer base. The aforementioned sales of NDS represent less than 1% of the Company’s consolidated revenues.

Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Fiscal Year ended March 31,
	2009	2008	2007
Numerator for earnings per share – net income	$4,717,563	$9,672,176	$11,579,759

Denominator:
Denominator for basic earnings per share – weighted average shares	10,248,919	10,002,505	9,929,944
Effect of dilutive securities:
Stock options and other share awards	151,365	296,174	359,229

Denominator for diluted earnings per share	10,400,284	10,298,679	10,289,173

Earnings per share – basic	$0.46	$0.97	$1.17

Earnings per share – diluted	$0.45	$0.94	$1.13

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Diluted earnings per share does not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 395,500 and 122,000 were not included in the computation of diluted earnings per share for the years ended March 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

Share-Based Payments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) the Company recognizes the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The Company measures the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company’s financial instruments consist of cash, finance receivables, accounts receivable, line of credit and accounts payable. For each of these financial instruments, excluding the line of credit, the carrying value approximates its fair value. The carrying value of cash and cash equivalents and restricted cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. Accrued interest is paid monthly. As a result of the short term nature of this activity, the carrying value of the accrued interest approximates fair value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options or at the prime rate. Any new or renewed credit facility would contain pricing that is materially higher than the Company’s current credit facility. Based on current market conditions the fair value of the line of credit is estimated to be $98,800,000.

The Company’s financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash. The Company operates in twelve states through its forty-eight branch locations. Florida represents 43% of the finance receivables total as of March 31, 2009. Ohio represents 13% and Georgia and North Carolina each represent 10% of the finance receivables total as of March 31, 2009. Of the remaining eight states, no one state represents more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses which, when realized, have been within the range of management’s expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral. From time to time the Company maintains deposits with banks, which exceed the $250,000 Federal Deposit Insurance Corporation insured limit. Historically, the Company has not experienced any loss of cash due to such concentration of credit risk.

Interest Rate Swaps

Interest rate swap contracts are reported as either assets or liabilities in the consolidated balance sheet at fair value. For interest rate swap contracts designated and qualifying as cash flow hedges, gains or losses on the effective portion of the hedge are initially included as a component of other comprehensive income and are subsequently reclassified into earnings when interest on the related debt is paid. For interest rate swap contracts which are not designated and qualifying as cash flow hedges, changes in the mark-to-market value (unrealized gains and losses) are recorded in earnings. The Company does not use interest rate swaps for speculative purposes.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed entirely of previous mark-to-market adjustments of designated and qualifying cash flow hedges, net of the related tax effect. See note 6 - “Interest Rate Swap Agreements”.

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2009, 2008 and 2007 was approximately $4,075,000, $6,285,000 and $6,939,000, respectively. Cash paid for interest for the years ended March 31, 2009, 2008 and 2007 was approximately $5,433,000, $6,337,000 and $5,405,000, respectively.

Recent Accounting Pronouncements

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

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about certain assets and liabilities measured at fair value:

	March 31, 2009
	Fair Value Measurement Using			Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
Interest rate swap agreements	$—	$2,754,760	$—	$2,754,760

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for quarterly periods ending after June 15, 2009.

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

Consumer automobile finance installment contracts are included in finance receivables and are detailed as follows as of March 31:

	2009	2008	2007
Indirect finance receivables, gross contract	$291,034,770	$270,053,583	$247,002,051
Unearned interest	(84,579,409)	(78,623,809)	(69,487,637)

Indirect finance receivables, net of unearned interest	206,455,361	191,429,774	177,514,414
Allowance for credit losses	(24,926,076)	(20,112,260)	(20,638,912)

Indirect finance receivables, net	$181,529,285	$171,317,514	$156,875,502

The terms of the indirect finance receivables range from 12 to 72 months and bear a weighted average effective interest rate of 24% as of March 31, 2009 and 2008.

Direct consumer loans are also included in finance receivables and are detailed as follows as of years ended March 31:

	2009	2008	2007
Direct finance receivables, gross contract	$6,890,705	$10,161,929	$9,990,060
Unearned interest	(1,212,554)	(2,101,042)	(2,176,159)

Direct finance receivables, net of unearned interest	5,678,151	8,060,887	7,813,901
Allowance for credit losses	(513,067)	(335,057)	(324,688)

Direct finance receivables, net	$5,165,084	$7,725,830	$7,489,213

The terms of the direct finance receivables range from 6 to 48 months and bear a weighted average effective interest rate of 27% and 26% as of March 31, 2009 and 2008, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the years ended March 31:

	2009	2008	2007
Balance at beginning of year	$20,112,260	$20,638,912	$22,274,255
Discounts acquired on new volume	10,227,382	9,715,284	10,024,971
Provision for credit losses	15,680,590	7,355,973	3,347,810
Losses absorbed	(22,143,156)	(17,417,160)	(12,560,921)
Recoveries	1,857,202	1,848,816	1,722,580
Discounts accreted	(808,202)	(2,029,565)	(4,169,783)

Balance at end of year	$24,926,076	$20,112,260	$20,638,912

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the years ended March 31:

	2009	2008	2007
Balance at beginning of year	$335,057	$324,688	$293,767
Provision for credit losses	705,480	374,832	279,255
Losses absorbed	(590,154)	(409,251)	(276,065)
Recoveries	62,684	44,788	27,731

Balance at end of year	$513,067	$335,057	$324,688

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment

Property and equipment as of March 31, 2009 and 2008 is summarized as follows:

	Cost	Accumulated Depreciation	Net Book Value
2009
Automobiles	$596,843	$401,244	$195,599
Equipment	613,890	445,041	168,849
Furniture and fixtures	449,958	322,218	127,740
Leasehold improvements	896,768	614,484	282,284

	$2,557,459	$1,782,987	$774,472

2008
Automobiles	$527,321	$331,189	$196,132
Equipment	541,721	371,745	169,976
Furniture and fixtures	433,461	276,002	157,459
Leasehold improvements	826,408	505,889	320,519

	$2,328,911	$1,484,825	$844,086

5. Line of Credit

The Company has a $115,000,000 line of credit facility (the Line) which expires on November 30, 2010. The Company may borrow the lesser of the $115,000,000 or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options or at the prime rate. Prime rate based borrowings are generally less than $5,000,000. Pledged as collateral for this credit facility are all of the assets of the Company. As of March 31, 2009 the outstanding amount of the credit facility was approximately $102,000,000 and the amount available under the line of credit was approximately $13,000,000. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of March 31, 2009, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The swap agreements convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Interest Rate Swap Agreements (continued)

At March 31, 2009, $80,000,000 of the Company’s borrowings are subject to swap agreements which are detailed as follows:

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

These interest rate swaps were previously designated as cash flow hedges in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities”, as amended. Based on credit market events that transpired in October 2008, the Company made an economic decision to elect the prime rate pricing option available under the Line for the month of October 2008. As a result, the critical terms of the interest rates swaps and hedged interest payments were no longer identical and the Company undesignated its interest rate swaps as cash flow hedges. Consequently, beginning in October 2008 changes in the mark-to-market value of interest rate swaps (unrealized gains and losses) are recorded in earnings. Unrealized losses previously recorded in accumulated other comprehensive loss are now reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements. The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges.

From October 6, 2008 to March 31, 2009 approximately $572,000 of unrealized losses were reclassified from accumulated other comprehensive loss to the unrealized mark-to-market loss on interest rate swaps line item of the consolidated statement of income.

At March 31, 2009 remaining accumulated other comprehensive loss, net of tax, was approximately $756,000. Prospective amounts expected to be reclassified and affect net earnings are $578,000 and $178,000 for the years ending March 31, 2010 and 2011, respectively.

In addition, the change in the fair value of interest rate swaps from October 6, 2008 to March 31, 2009 of approximately $958,000 was also recorded in the unrealized mark-to-market loss on interest rate swaps line item of the consolidated statement of income.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Interest Rate Swap Agreements (continued)

The Company records net realized gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Such settlement payments approximated $1,540,000 during 2009. Of such amount, payments from October 6, 2008 to March 31, 2009 approximated $879,000. Under the swap agreements, the Company received an average variable rate of 2.12%, 4.57% and 5.24% and paid an average fixed rate of 4.03%, 4.03% and 3.90% for the years ended March 31, 2009, 2008 and 2007, respectively. The interest rate swap liabilities are recorded at fair value, which is approximately $2,755,000 and $2,610,000 as of March 31, 2009 and 2008, respectively, in the interest rate swaps line item of the consolidated balance sheets. Accumulated other comprehensive loss as of March 31, 2009 and 2008 of approximately $756,000 and $1,611,000, respectively, represents the after-tax effect of the derivative losses prior to October 2008 when the swaps were designated and qualifying as cash flow hedges. As noted above, these unrealized losses previously recorded in accumulated other comprehensive loss while interest rate swaps were designated as cash flow hedges will be reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements.

The following table reconciles net income with comprehensive income for the years ended March 31:

	2009	2008	2007
Net income	$4,717,563	$9,672,176	$11,579,759
Mark-to-market of interest rate swaps, net of tax (expense) benefit of ($301,586), $1,250,594, and $356,927, respectively - through October 6, 2008	501,955	(2,019,128)	(584,438)

Reclassification adjustment for loss included in net income, net of tax (expense) of ($218,949) - after October 6, 2008	353,017	—	—

Comprehensive income	$5,572,535	$7,653,048	$10,995,321

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	2009	2008	2007
Current:
Federal	$4,392,629	$4,976,294	$6,121,286
State	751,766	872,835	970,239

Total current	5,144,395	5,849,129	7,091,525

Deferred:
Federal	(1,972,413)	37,879	57,203
State	(337,564)	6,644	9,088

Total deferred	(2,309,977)	44,523	66,291

Income tax expense	$2,834,418	$5,893,652	$7,157,816

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	2009	2008
Allowance for credit losses not currently deductible for tax purposes	$5,364,609	$3,815,689
Unrealized mark-to-market losses on interest rate swaps	1,054,522	999,107
Other items	386,016	360,821

	$6,805,147	$5,175,617

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	2009	2008	2007
Provision for income taxes at federal statutory rate	$2,643,194	$5,448,040	$6,558,151
Increase resulting from:
State income taxes, net of federal benefit	269,231	571,661	636,562
Other	(78,007)	(126,049)	(36,897)

	$2,834,418	$5,893,652	$7,157,816

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

8. Share-Based Payments (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008	2007
Risk-free interest rate	2.24%	3.60%	—
Weighted average expected original term	5 years	7 years	—
Expected volatility	42%	47%	—
Expected dividend yield	0.00%	0.00%	—

A summary of option activity under the Equity Plans as of March 31, 2009, and changes during the year are presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	778,900	$4.85
Granted	121,000	3.74
Exercised	138,050	1.40
Forfeited	46,900	7.72

Outstanding at March 31, 2009	714,950	$5.14	5.98	$173,726

Exercisable at March 31, 2009	376,834	$3.95	3.41	$173,726

The Company granted 121,000 and 320,000 options with a weighted average fair value of $1.48 and $4.33 during the years ended March 31, 2009 and 2008, respectively. The Company did not grant any options during the year ended March 31, 2007. The total intrinsic value of options exercised during the years ended March 31, 2009, 2008 and 2007 was approximately $487,000, $1,251,000 and $273,000, respectively.

During the year ended March 31, 2009, 138,050 options were exercised at exercise prices ranging from $1.13 to $2.20 per share. During the same period 46,900 options were forfeited at exercise prices ranging from $2.20 to $11.23 per share.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Share-Based Payments (continued)

Cash received from options exercised during the years ended March 31, 2009, 2008 and 2007 totaled approximately $193,000, $280,000 and $66,000, respectively. Related income tax benefits during the same periods totaled approximately $176,000, $476,000 and $104,000, respectively. Such amounts are included in proceeds from exercise of stock options and income tax benefit related thereto under cash flows from financing activities in the consolidated statements of cash flows. As of March 31, 2009, there was approximately $804,000 of total unrecognized compensation cost related to options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 4 years.

A summary of the status of the Company’s non-vested restricted shares under the 2006 Plan as of March 31, 2009, and changes during the year then ended is presented below.

Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2008	69,000	$10.11
Granted	74,000	2.62
Vested	(49,000)	9.98
Forfeited	—	—

Non-vested at March 31, 2009	94,000	$4.28	2.58	$246,280

The Company awarded 74,000 restricted shares with a weighted average grant date fair value of $2.62 during the year ended March 31, 2009.

As of March 31, 2009, there was approximately $261,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of approximately 3 years.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Share-Based Payments (continued)

A summary of the status of the Company’s non-vested performance shares under the 2006 Plan as of March 31, 2009, and changes during the year then ended is presented below.

Performance Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2008	13,000	$6.16
Granted	3,000	2.62
Vested	(10,000)	6.16
Forfeited	(3,000)	6.16

Non-vested at March 31, 2009	3,000	$2.62	1.00	$7,860

The Company awarded 3,000 performance shares with a weighted average grant date fair value of $2.62 during the year ended March 31, 2009.

As of March 31, 2009, there was $7,860 of total unrecognized compensation cost related to non-vested performance share awards granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the plan year 2009, the Board of Directors has suspended the Company’s matching. The Board will re-evaluate the Company’s matching policy for plan year 2010 later this year. For the years ended March 31, 2009, 2008 and 2007, the Company recorded expenses of approximately $10,000, $141,000 and $105,000, respectively, related to this plan.

10. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Fiscal Year ending March 31:
2010	$1,137,151
2011	564,268
2012	309,425
2013	155,358
2014	71,177

$2,237,379

Rent expense for the years ended March 31, 2009, 2008, and 2007 was approximately $1,366,000, $1,300,000 and $1,194,000, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, in the opinion of management, would have a material adverse affect on the Company’s financial position.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$13,119,064	$13,505,357	$13,254,300	$13,223,650
Interest expense	1,409,336	1,431,677	1,268,669	1,274,850
Provision for credit losses	3,435,052	5,112,352	4,567,640	3,271,026
Unrealized mark-to-market loss on interest rate swaps	—	—	1,664,220	(134,215)
Non-interest expense	5,816,482	5,624,221	5,374,397	5,434,683

Operating income before income taxes	2,458,194	1,337,107	379,374	3,377,306
Income tax expense	900,501	545,264	144,469	1,244,184

Net income	$1,557,693	$791,843	$234,905	$2,133,122

Earnings per share:
Basic	$0.15	$0.08	$0.02	$0.20

Diluted	$0.15	$0.08	$0.02	$0.20

	Fiscal Year ended March 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$12,170,554	$12,577,711	$12,614,482	$12,720,050
Interest expense	1,588,608	1,643,262	1,610,758	1,467,837
Provision for credit losses	1,197,122	1,616,757	2,466,564	2,537,554
Non-interest expense	4,885,803	5,116,294	4,982,443	5,403,967

Operating income before income taxes	4,499,021	4,201,398	3,554,717	3,310,692
Income tax expense	1,715,131	1,604,782	1,318,293	1,255,446

Net income	$2,783,890	$2,596,616	$2,236,424	$2,055,246

Earnings per share:
Basic	$0.28	$0.26	$0.22	$0.20

Diluted	$0.27	$0.25	$0.22	$0.20

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a15(e) under the Exchange Act) as of March 31, 2009. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009, the end of the fiscal year covered by this Annual Report on Form 10-K, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework in Internal Control-Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

June 15, 2009

Peter L. Vosotas	Ralph T. Finkenbrink
Chairman of the Board, President and Chief Executive Officer	Senior Vice President-Finance and Chief Financial Officer

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s management report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report on internal control over financial reporting in this annual report.

Change in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information to be set forth under the captions “Proposal 1: Election of Directors,” “Board of Directors,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement and Information Circular for the 2009 Annual General Meeting of Members of the Company, which will be filed on or about July 9, 2009 (the “Proxy Statement”), is incorporated herein by reference.

The Company has adopted a written code of ethics applicable to its chief executive officer, chief financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics is filed as Exhibit 14 to this Annual Report on Form 10-K. A copy of the code of ethics is also posted on the Company’s web site at www.nicholasfinancial.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of the SEC’s Current Report on Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information on the Company’s web site at www.nicholasfinancial.com. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 11.	Executive Compensation, Compensation Interlocks and Insider Participation

The information to be set forth under the captions “Executive Officers and Compensation” and “Board of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be set forth under the captions “Voting Shares and Ownership of Management and Principal Holders” and “Executive Officers and Compensation – Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, Director Independence and Board of Directors

The information to be set forth under the captions “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information to be set forth under the caption “Proposal 3: Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

See Part II, Item 8, of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4.0	Form of Common Stock Certificate (3)

10.1	Amended and Restated Loan and Security Agreement, dated August 1, 2000 (4)

10.2	Amendment No. 1 to Loan Agreement, dated March 16, 2001 (5)

10.3	Amendment No. 2 to Loan Agreement, dated July 31, 2001 (6)

10.4.1	Amendment No. 3 to Loan Agreement, dated June 27, 2002 (7)

10.4.2	Amendment No. 4 to Loan Agreement, dated June 30, 2004 (8)

10.4.3	Amendment No. 5 to Loan Agreement, dated March 31, 2005 (9)

10.4.4	Amendment No. 6 to Loan Agreement, dated September 15, 2005 (10)

10.4.5	Amendment No. 7 to Loan Agreement, dated February 1, 2006 (11)

10.4.6	Amendment No. 8 to Loan Agreement, dated March 27, 2007 (12)

10.4.7	Amendment No. 9 to Loan Agreement, dated November 13, 2007 (13)

10.5	Nicholas Financial, Inc. Employee Stock Option Plan (14)*

10.6	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan (15)*

10.7	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance (16)*

10.8	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer (17)*

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (18)

10.10	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto) (19)

10.11	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions (20)

10.12	Nicholas Financial, Inc. Equity Incentive Plan (21)*

10.13	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award (22)*

10.14	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award (23)*

10.15	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award (24)*

14.0	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21.0	Subsidiaries of Nicholas Financial, Inc. (25)

23.0	Consent of Dixon Hughes PLLC

24.0	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the fiscal quarter ended June 30, 2004, as filed with the SEC on August 16, 2004.
(9)	Incorporated by reference to Exhibit 10.4.3 to the Company’s Form 10-KSB for the fiscal year ended March 31, 2005, as filed with the SEC on June 29, 2005.
(10)	Incorporated by reference to Exhibit 33.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 10, 2005.
(11)	Incorporated by reference to Exhibit 10.4.5 to the Company’s Form 10-K for the fiscal year ended March 31, 2006, as filed with the SEC on June 29, 2006.

(12)	Incorporated by reference to Exhibit 10.4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as filed with the SEC on June 14, 2007.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2007, as filed with the SEC on February 11, 2008.
(14)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81967).
(15)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81961).
(16)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(17)	Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(18)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the SEC on June 29, 2006.
(19)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.
(20)	Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.
(21)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006.
(22)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (Reg. No. 333-143245).
(23)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (Reg. No. 333-143245).
(24)	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (Reg. No. 333-143245).
(25)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 15, 2009	By:	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, Chief Executive Officer and President

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

Signature	Title	Date

/s/ Peter L. Vosotas	Chairman of the Board, Chief
Peter L. Vosotas	Executive Officer, President and Director	June 15, 2009

/s/ Ralph T. Finkenbrink	Sr. Vice President – Finance,	June 15, 2009
Ralph T. Finkenbrink	Chief Financial Officer, Chief Accounting Officer and Director

/s/ Stephen Bragin	Director	June 15, 2009
Stephen Bragin

/s/ Alton R. Neal	Director	June 15, 2009
Alton R. Neal

/s/ Scott Fink	Director	June 15, 2009
Scott Fink

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Nicholas Financial, Inc.*

3.2	Notice of Articles of Nicholas Financial, Inc.*

4.0	Form of Common Stock Certificate*

10.1	Amended and Restated Loan and Security Agreement, dated August 1, 2000*

10.2	Amendment No. 1 to Loan Agreement, dated March 16, 2001*

10.3	Amendment No. 2 to Loan Agreement, dated July 31, 2001*

10.4.1	Amendment No. 3 to Loan Agreement, dated June 27, 2002*

10.4.2	Amendment No. 4 to Loan Agreement, dated June 30, 2004*

10.4.3	Amendment No. 5 to Loan Agreement, dated March 31, 2005*

10.4.4	Amendment No. 6 to Loan Agreement, dated September 15, 2005*

10.4.5	Amendment No. 7 to Loan Agreement, dated February 1, 2006*

10.4.6	Amendment No. 8 to Loan Agreement, dated March 27, 2007*

10.4.7	Amendment No. 9 to Loan Agreement, dated November 13, 2007*

10.5	Nicholas Financial, Inc. Employee Stock Option Plan*

10.6	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan*

10.7	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance*

10.8	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer*

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements*

10.10	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto)*

10.11	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions*

10.12	Nicholas Financial, Inc. Equity Incentive Plan*

10.13	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award*

10.14	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award*

10.15	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award*

14.0	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21.0	Subsidiaries of Nicholas Financial, Inc.*

23.0	Consent of Dixon Hughes PLLC

24.0	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Incorporated by reference.