Form 10-Q
period 2009-06-30
NICHOLAS FINANCIAL INC
filed 2009-08-13
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of July 31, 2009, the registrant had 10,502,831 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(Unaudited)
Assets
Cash	$1,930,947	$1,732,575
Finance receivables, net	192,076,354	186,694,369
Assets held for resale	1,090,557	1,058,481
Prepaid expenses and other assets	634,260	717,131
Property and equipment, net	717,523	774,472
Deferred income taxes	7,111,562	6,805,147

Total assets	$203,561,203	$197,782,175

Liabilities
Line of credit	$103,961,234	$102,030,195
Drafts payable	906,727	975,240
Accounts payable and accrued expenses	5,964,536	5,553,680
Income taxes payable	1,758,907	206,451
Deferred revenues	1,229,353	1,244,136
Interest rate swaps	2,164,973	2,754,760

Total liabilities	115,985,730	112,764,462

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 10,502,831 and 10,373,831 shares issued and outstanding, respectively	18,186,963	18,073,622
Accumulated other comprehensive loss	(575,399)	(755,919)
Retained earnings	69,963,909	67,700,010

Total shareholders’ equity	87,575,473	85,017,713

Total liabilities and shareholders’ equity	$203,561,203	$197,782,175

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2009	2008
Revenue:
Interest and fee income on finance receivables	$13,673,272	$13,103,966
Sales	20,442	15,098

	13,693,714	13,119,064

Expenses:
Cost of sales	4,371	4,228
Marketing	312,151	336,635
Salaries and employee benefits	3,462,107	3,449,803
Administrative	1,852,423	1,970,141
Provision for credit losses	3,322,956	3,402,455
Depreciation	83,617	88,272
Interest expense	1,272,677	1,409,336
Change in fair value of interest rate swaps	(297,304)	—

	10,012,998	10,660,870

Operating income before income taxes	3,680,716	2,458,194
Income tax expense	1,416,817	900,501

Net income	$2,263,899	$1,557,693

Earnings per share:
Basic	$0.22	$0.15

Diluted	$0.22	$0.15

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$2,263,899	$1,557,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,617	88,272
Gain on sale of property and equipment	(7,347)	(1,560)
Provision for credit losses	3,322,956	3,402,455
Deferred income taxes	(418,378)	(285,678)
Share-based compensation	113,341	170,632
Change in fair value of interest rate swaps	(297,304)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	82,871	(83,297)
Accounts payable and accrued expenses	410,856	203,169
Income taxes payable	1,552,456	1,006,600
Deferred revenues	(14,783)	(18,893)

Net cash provided by operating activities	7,092,184	6,039,393

Cash flows from investing activities
Purchase and origination of finance contracts	(27,202,237)	(30,803,229)
Principal payments received	18,497,296	20,992,923
Increase in assets held for resale	(32,076)	(431,095)
Purchase of property and equipment	(26,668)	(71,353)
Proceeds from sale of property and equipment	7,347	6,685

Net cash used in investing activities	(8,756,338)	(10,306,069)

Cash flows from financing activities
Net proceeds from line of credit	1,931,039	3,838,065
Decrease in drafts payable	(68,513)	(8,300)
Proceeds from exercise of stock options	—	98,056
Net excess tax benefits related to exercise of stock options	—	179,952

Net cash provided by financing activities	1,862,526	4,107,773

Net increase (decrease) in cash	198,372	(158,903)
Cash, beginning of period	1,732,575	2,297,451

Cash, end of period	$1,930,947	$2,138,548

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2009, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 as filed with the Securities and Exchange Commission on June 15, 2009. The March 31, 2009 condensed consolidated balance sheet included herein has been derived from the March 31, 2009 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, issued in May 2009, the Company has evaluated all subsequent events through August 13, 2009 which is the date that the consolidated financial statements were issued.

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2009	2008
Numerator for earnings per share – net income	$2,263,899	$1,557,693

Denominator:
Denominator for basic earnings per share – weighted average shares	10,363,831	10,187,384
Effect of dilutive securities:
Stock options and other share awards	141,373	206,032

Denominator for diluted earnings per share	10,505,204	10,393,416

Earnings per share – basic	$0.22	$0.15

Earnings per share – diluted	$0.22	$0.15

For the three months ended June 30, 2009 and 2008 potential common stock from stock options totaling 409,085 and 146,500, respectively, were not included in the diluted earnings per share calculation because their effect is antidilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	June 30, 2009	March 31, 2009
Finance receivables, gross contract	$307,860,981	$297,925,475
Unearned interest	(88,666,288)	(85,791,963)

Finance receivables, net of unearned interest	219,194,693	212,133,512
Allowance for credit losses	(27,118,339)	(25,439,143)

Finance receivables, net	$192,076,354	$186,694,369

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of approximately 24% as of June 30, 2009.

5. Line of Credit

The Company has a $115.0 million line of credit facility (the “Line”), which expires on November 30, 2010. The Company may borrow the lesser of the $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 4.94% and 5.53% for the three months ended June 30, 2009 and 2008, respectively. Pledged as collateral for this credit facility are all of the assets of the Company. As of June 30, 2009 the outstanding amount of the credit facility was approximately $104.0 million and the amount available under the line of credit was approximately $11.0 million. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of June 30, 2009, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements

Effective April 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 requires disclosure of information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. As SFAS No. 161 only requires enhanced disclosures, the adoption did not have a significant impact on the consolidated financial statements.

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swap agreements, in effect, convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables.

The following table summarizes the activity in the Company’s notional amounts of interest rate swaps:

	Three months ended June 30,
	2009	2008
Notional amounts at April 1	$80,000,000	$80,000,000
New contracts	—	10,000,000
Matured contracts	—	(10,000,000)

Notional amounts at June 30	$80,000,000	$80,000,000

As of June 30, 2009 and March 31, 2009, the Company had interest rate swaps comprising an aggregate notional amount of $80,000,000 which are detailed as follows:

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

These interest rate swaps were previously designated as cash flow hedges in accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities”, as amended. Based on credit market events that transpired in October 2008, the Company made an economic decision to elect the prime rate pricing option available under the Line for the month of October 2008. As a result, the critical terms of the interest rate swaps and hedged interest payments were no longer identical and the Company undesignated its interest rate swaps as cash flow hedges. Consequently, beginning in October 2008 changes in the fair value of interest rate swaps (unrealized gains and losses) are recorded in earnings. Unrealized losses previously recorded in accumulated other comprehensive loss are reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements. The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges.

The locations and amounts of gains (losses) recognized in income during the three months ended June 30, 2009 are as follows:

Location	Amount
Interest expense	$(727,223)
Change in fair value of interest rate swaps	$297,304

During the three months ended June 30, 2009, approximately $292,000 of unrealized losses were reclassified from accumulated other comprehensive loss to the change in fair value of interest rate swaps line item of the consolidated statement of income. At June 30, 2009 remaining accumulated other comprehensive loss, net of tax, was approximately $575,000. Prospective amounts expected to be reclassified and affect net earnings are $397,000 during the remainder of fiscal 2010 and $178,000 during fiscal 2011.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

In addition, the change in the fair value of interest rate swaps for the three months ended June 30, 2009 of approximately $590,000 was recorded in the change in fair value of interest rate swaps line item of the consolidated statement of income.

The Company records net realized gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Such settlement payments approximated $727,000 and $289,000 for the three months ended June 30, 2009 and 2008, respectively. Under the swap agreements, the Company received an average variable rate of 0.41% and 2.65% and paid an average fixed rate of 4.01% and 4.08% for the three months ended June 30, 2009 and 2008, respectively. The interest rate swap liabilities are recorded at fair value, which is approximately $2,165,000 and $2,755,000 as of June 30 and March 31, 2009, respectively, in the interest rate swaps line item of the consolidated balance sheets. Accumulated other comprehensive loss as of June 30, and March 31, 2009 of approximately $575,000 and $756,000, respectively, represents the after-tax effect of the derivative losses prior to October 2008 when the swaps were designated and qualifying as cash flow hedges. As noted above, these unrealized losses previously recorded in accumulated other comprehensive loss while interest rate swaps were designated as cash flow hedges will be reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements.

The following table reconciles net income with comprehensive income.

	Three months ended June 30,
	2009	2008
Net income	$2,263,899	$1,557,693
Change in fair value of interest rate swaps, net of tax (expense) of ($666,601)	—	1,074,781
Reclassification adjustment for loss included in net income, net of tax benefit of $111,963	180,520	—

Comprehensive income	$2,444,419	$2,632,474

7. Fair Value Disclosures

In April 2009, FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments” was issued and became effective for the Company. This FSP broadens the disclosure requirements of FAS No. 107, “Disclosures About Fair Value of Financial Instruments” to include interim financial statement reporting. As the new FSP only requires enhanced disclosures, the adoption of this FSP did not have a significant impact on the consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” establishes a framework for using fair value. It defines fair value rules as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 was effective for the Company on April 1, 2008; however, in February 2008 the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, the Company adopted the provisions of SFAS No. 157 with respect to non-financial assets and liabilities as of April 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the consolidated financial statements. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Disclosures (continued)

The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities such as debt and equity securities and derivative contracts that are traded in an active market.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company’s financial instruments consist of cash, finance receivables, accrued interest, accounts receivable, line of credit, interest rate swaps and accounts payable. For each of these financial instruments, excluding the line of credit, the carrying value is or approximates its fair value. The carrying value of cash and cash equivalents and restricted cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. There have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. Accrued interest is paid monthly. As a result of the short term nature of accrued interest and accounts payable, the carrying values approximate fair value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options or at the prime rate. Any new or renewed credit facility would contain pricing that is materially higher than the Company’s current credit facility. Based on market conditions, the fair value of the line of credit was estimated to be $101,200,000 and $98,800,000 as of June 30, 2009 and March 31, 2009, respectively.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about certain assets and liabilities measured at fair value:

	Fair Value Measurement Using			Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
Interest rate swap agreements:
June 30, 2009	$—	$2,164,973	$—	$2,164,973
March 31, 2009	$—	$2,754,760	$—	$2,754,760

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Other Recently Issued Accounting Standards

In April 2009, FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued and became effective for the Company. FSP FAS No. 157-4 further clarifies FAS No. 157, “Fair Value Measurements” to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to the usual activity for said asset or liability. FSP FAS No. 157-4 also provides guidance on how to identify circumstances that could designate a transaction as not orderly. The new FSP did not have a significant impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing non-SEC accounting literature. SFAS No. 168 will become effective for the Company for the quarter ending September 30, 2009. After the effective date, all references to authoritative accounting guidance in the consolidated financial statements will be referenced in accordance with SFAS No. 168.

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

The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to cause all of the Contracts that the Company purchases to have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also performs internal branch audits to assure adherence to its underwriting guidelines. The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. Each Branch Manager may interpret the guidelines differently, and as a result, the common risk characteristics tend to be the same on an individual branch level but not necessarily compared to another branch.

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

In analyzing a static pool, the Company considers the performance of prior static pools originated by the branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current static pool, the credit rating of the customers under the Contracts in the static pool, and current market and economic conditions. Each static pool is analyzed quarterly to determine if the loss reserves are adequate and adjustments are made if they are determined to be necessary.

Introduction

Consolidated net income increased to approximately $2.3 million for the three-month period ended June 30, 2009 as compared to $1.6 million for the corresponding period ended June 30, 2008. Net income for the three months ended June 30, 2009 includes a pre-tax gain of approximately $297,000 related to the change in fair value of interest rate swaps. Earnings were favorably impacted primarily by an increase in the average net receivables, a decrease in operating expenses as a percentage of average finance receivables, net of unearned interest and a decrease in the average cost of borrowed funds. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three months ended June 30, 2009 or 2008, respectively.

As discussed in note 6 “Interest Rate Swaps”, the Company made an economic decision, which resulted in undesignating the interest rate swaps as cash flow hedges. Under accounting rules this has introduced volatility to the statement of income for changes in the fair value of interest rate swaps that historically have been captured in accumulated comprehensive income or loss in the statement of shareholders’ equity. The Company intends to hold interest rate swaps through there entire term. Accordingly, over the term of each interest rate swap agreement, the unrealized gains and losses from changes in the fair value of interest rate swaps, which are now recorded in the change in fair value of interest rate swaps line item of the statement of income, will net or offset to $0 and cumulatively have no impact on retained earnings.

For the three months ended June 30, 2009, net earnings, excluding changes in fair value of interest rate swaps, increased 31% to $2.1 million compared to $1.6 million for the three months ended June 30, 2008. Per share diluted net earnings, excluding changes in fair value of interest rate swaps, increased 33% to $0.20 for the three months ended June 30, 2009 as compared to $0.15 for the three months ended June 30, 2008. See reconciliations of the non-GAAP measures on the following page.

Reconciliation of Non-GAAP Financial Measures

This filing contains disclosures of non-GAAP financial measures including: net earnings, excluding changes in fair value of interest rate swaps and per share diluted net earnings, excluding changes in fair value of interest rate swaps. These measures utilize the GAAP terms “net income” and “diluted earnings per share” and adjust the GAAP terms to exclude the effect of mark to market adjustments and reclassifications of previously recorded accumulated comprehensive gains and losses associated with interest rate swaps. Management believes this presentation provides additional and meaningful measures for the assessment of the Company’s ongoing results and performance. Because the Company has historically reported mark-to-market (interest rate swaps) through other comprehensive income under hedge accounting, management believes that the inclusion of this non-GAAP measure provides consistency in its financial reporting and facilitates investors’ understanding of the Company’s historic operating trends by providing an additional basis for comparisons to prior periods. Management recognizes that the use of non-GAAP measures has limitations, including the fact that they may not be directly comparable with similar non-GAAP financial measures used by other companies. All non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be considered in isolation from, or as substitute for, financial information prepared in accordance with GAAP. For a reconciliation of non-GAAP measures from GAAP reported amounts, please see the supplemental information below.

The following tables include reconciliations of GAAP reported net income to the non-GAAP measure, net earnings, excluding changes in fair value of interest rate swaps as well as GAAP reported diluted earnings per share to the non-GAAP measure, per share diluted net earnings, excluding changes in fair value of interest rate swaps. The non-GAAP measures exclude the effect of mark-to-market adjustments and reclassifications of previously recorded accumulated comprehensive losses associated with interest rate swaps.

	Three months ended June 30,
	2009	2008
Net income, GAAP	$2,263,899	$1,557,693
Mark-to-market of interest rate swaps, net of tax (expense) of ($114,441)	(182,863)	—

Net earnings, excluding changes in fair value of interest rate swaps (a)	$2,081,036	$1,557,693

	Three months ended June 30,
	2009	2008
Diluted earnings per share, GAAP	$0.22	$0.15
Per diluted share mark-to-market of interest rate swaps	$(0.02)	$—

Per share diluted net earnings, excluding changes in fair value of interest rate swaps (a)	$0.20	$0.15

(a)	Represents a non-GAAP financial measure. See information on non-GAAP financial measures above.

Portfolio Summary	Three months ended June 30,
	2009	2008

Average finance receivables, net of unearned interest (1)	$215,721,582	$203,328,823

Average indebtedness (2)	$102,991,423	$101,856,230

Finance revenue (3)	$13,673,272	$13,103,966

Interest expense	1,272,677	1,409,336

Net finance revenue	$12,400,595	$11,694,630

Weighted average contractual rate (4)	23.93%	24.28%

Average cost of borrowed funds (2)	4.94%	5.53%

Gross portfolio yield (5)	25.35%	25.78%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.36%	2.77%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	6.16%	6.69%

Net portfolio yield (5)	16.83%	16.32%

Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.49%	11.10%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	6.34%	5.22%

Write-off to liquidation (8)	10.80%	11.24%

Net charge-off percentage (9)	7.72%	9.39%

Note: All three month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue is interest and fee income on finance receivables and does not include sales revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenue as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $52,000 and $202,000 during the three-month periods ended June 30, 2009 and 2008, respectively.
(7)	Pre-tax yield represents net portfolio yield minus marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 5% to approximately $13.7 million for the three-month period ended June 30, 2009, from $13.1 million for the corresponding period ended June 30, 2008. Average finance receivables, net of unearned interest equaled approximately $215.7 million for the three-month period ended June 30, 2009, an increase of 6% from $203.3 million for the corresponding period ended June 30, 2008. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets during fiscal 2009 and the first three months of fiscal 2010. The gross finance receivable balance increased 5% to approximately $307.9 million as of June 30, 2009, from $292.1 million as of June 30, 2008. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 25.78% for the three-month period ended June 30, 2008 to 25.35% for the three-month period ended June 30, 2009. The net portfolio yield increased from 16.32% for the three-month period ended June 30, 2008 to 16.83% for the corresponding period ended June 30, 2009. The gross portfolio yield decreased primarily due to a lower weighted annual percentage rate (“APR”) earned on finance receivables. The net portfolio yield increased due to a decrease in the average cost of borrowed funds and a reduction in the provision for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses decreased to approximately $5.7 million for the three-month period ended June 30, 2009 from approximately $5.8 million for the corresponding period ended June 30, 2008. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.49% for the three-month period ended June 30, 2009 from 11.10% for the three-month period ended June 30, 2008.

Interest Expense

Interest expense decreased to approximately $1.3 million for the three-month period ended June 30, 2009 from $1.4 million for the three-month period ended June 30, 2008. The average indebtedness for the three-month period ended June 30, 2009 increased to approximately $104.0 million as compared to $101.9 million for the corresponding period ended June 30, 2008. The Company’s average cost of borrowed funds decreased to 4.94% for the three-month period ended June 30, 2009 as compared to 5.53% for the corresponding period ended June 30, 2008. The primary reasons the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate decreased from 2.65% for the three months ended June 30, 2008 as compared to 0.41% for the three months ended June 30, 2009. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a majority of the Company’s floating rate debt to fixed rate debt. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the twelve states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended June 30, 2009 and 2008, less than 3% were for new vehicles. As of June 30, 2009, the average model year of vehicles collateralizing the portfolio was a 2004 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended June 30,
State	2009	2008
FL	$11,550,590	$13,600,755
GA	3,015,352	3,416,819
NC	3,084,921	3,341,600
SC	621,153	670,825
OH	4,431,835	4,384,934
MI	955,819	537,659
VA	937,103	1,531,276
IN	1,749,481	1,668,400
KY	2,083,609	1,777,912
MD	310,884	637,781
AL	852,626	1,122,933
TN	495,894	633,557

Total	$30,089,267	$33,324,451

	Three months ended June 30,
Contracts	2009	2008
Purchases	$30,089,267	$33,324,451
Weighted APR	23.83%	24.19%
Average discount	9.29%	8.87%
Weighted average term (months)	49	49
Average loan	$9,444	$9,554
Number of contracts	3,186	3,488

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended June 30,
Direct Loans Originated	2009	2008
Originations	$949,722	$1,228,249
Weighted APR	27.04%	26.81%
Weighted average term (months)	23	26
Average loan	$2,595	$2,773
Number of loans	366	443

Analysis of Credit Losses

As of June 30, 2009, the Company had 959 active static pools. The average pool upon inception consisted of 63 Contracts with aggregate finance receivables, net of unearned interest, of approximately $586,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended June 30,
	2009	2008
Balance at beginning of period	$24,926,076	$20,112,260
Discounts acquired on new volume	2,763,411	2,894,144
Losses absorbed	(4,608,484)	(5,093,878)
Current period provision	3,245,071	3,141,292
Recoveries	446,975	424,157
Discounts accreted	(192,795)	(277,303)

Balance at end of period	$26,580,254	$21,200,672

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended June 30,
	2009	2008
Balance at beginning of period	$513,067	$335,057
Current period provision	77,885	261,163
Losses absorbed	(66,523)	(170,056)
Recoveries	13,656	20,331

Balance at end of period	$538,085	$446,495

The Company continues to see deterioration in the overall performance of its Contract portfolio, more specifically, static pools originated since June 30, 2006 have seen an increase in the default rate when compared to the preceding years pool performance during their same liquidation cycle. The Company attributes this increase to weakness in the consumer credit cycle and weakness in employment during that timeframe. However, pools originated during 2008 are experiencing lower default rates than pools originated during 2007. As a result, the Company experienced a lower net charge-off percentage of 7.72% during the three-month period ended June 30, 2009 as compared to 9.39% for the three-month period ended June 30, 2008.

The average dealer discount associated with new volume for the three months ended June 30, 2009 and 2008 were 9.29% and 8.87%, respectively. The Company believes the increase in the average dealer discount was the result of the marketplace pricing in additional risk of defaults in a weak economy. The Company intends to remain focused on maintaining these increased discount levels to help off-set the rising loss rates it has been experiencing.

The provision for credit losses decreased from approximately $3.4 million for the three-month period ended June 30, 2008, to $3.3 million for the three-month period ended June 31, 2009. The Company’s losses absorbed as a percentage of liquidation decreased from 11.24% for the three months ended June 30, 2008, to 10.80% for the three months ended June 30, 2009. In addition, excess provisions reversed, increased from approximately $10,000 for the three-month period ended June 30, 2008 to approximately $150,000 for the three-month period ended June 30, 2009. The reversal of provisions previously recorded in each period was due to the favorable charge-off performance of static pools originated from April 2005 through March 2006.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 11%-16% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. Effective October 1, 2008, the Company modified its Contract procurement underwriting guidelines. The primary changes include; raising the minimum income required by the debtor to qualify for loan approval, reducing the maximum dollar amount that can be advanced for certain loan applications, and the maximum dollar amount that can be approved by a branch manager on certain approvals. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, the economic impact of any government sponsored stimulus package, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three months ended June 30, 2009 that would have contributed to the decrease in losses.

Recoveries as a percentage of charge-offs increased from approximately 9% for the three months ended June 30, 2008 to approximately 11% for the three months ended June 30, 2009. Historically, recoveries as a percentage of charge-off’s fluctuates from period to period and the Company does not attribute this increase to any particular change in operational strategy or economic event.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
June 30, 2009	$301,549,799	$9,603,430	$3,739,568	$1,080,901	$14,423,899
		3.18%	1.24%	0.36%	4.78%

June 30, 2008	$282,828,447	$7,066,773	$2,734,258	$1,106,775	$10,907,806
		2.50%	0.97%	0.39%	3.86%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
June 30, 2009	$6,311,182	$137,623	$103,786	$37,232	$278,641
		2.18%	1.64%	0.59%	4.41%

June 30, 2008	$9,275,896	$123,548	$61,820	$44,009	$229,377
		1.33%	0.67%	0.47%	2.47%

The delinquency percentage for Contracts more than thirty days past due as of June 30, 2009 was 4.78% as compared to 3.86% as of June 30, 2008. The delinquency percentage for direct loans more than thirty days past due as of June 30, 2009 was 4.41% as compared to 2.47% as of June 30, 2008.

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

Income Taxes

The provision for income taxes increased to approximately $1.4 million for the three months ended June 30, 2009 as compared to approximately $901,000 for the three months ended June 30, 2008. The Company’s effective tax rate increased from 36.63% for the three months ended June 30, 2008 to 38.49% for the three months ended June 30, 2009. The primary reason for this increase was the result of a portion of the Company’s taxable income reaching the 35% maximum Federal tax rate.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30,
	2009	2008
Cash provided by (used in):
Operating activities	$7,092,184	$6,039,393
Investing activities (primarily purchase of Contracts)	(8,756,338)	(10,306,069)
Financing activities	1,862,526	4,107,773

Net increase (decrease) in cash	$198,372	$(158,903)

The Company’s primary use of working capital for the three months ended June 30, 2009 was the funding of the purchase of Contracts. The Company’s Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of June 30, 2009 the Company could borrow the lesser of $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of June 30, 2009, the amount outstanding under the Line was approximately $104.0 million and the amount available under the Line was approximately $11.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by $1.9 million during the three months ended June 30, 2009, respectively. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables.

The Company was contemplating executing an amendment to the Line, which would have increased the size of the Line and extended the maturity date. However, as U.S. and global market and economic conditions continue to be disrupted and volatile, particularly in the financial sector, the Company has elected not to amend its Line at this time. The primary reasons are the uncertainty of demand for the Company’s contract procurement program and the increased pricing associated with increasing the size of the Line and extending the maturity date. Continued disruption in U.S. and global markets could adversely affect the Company’s ability to increase the size of the Line and extend the maturity date or refinance indebtedness. Any new or renewed credit facility will be under terms that are not as favorable as the current credit facility. The Company’s inability to obtain additional financing on favorable terms, if at all, would limit the Company’s ability to grow and could have a material adverse effect on the Company’s results of operations and business.

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is currently in compliance with all of its debt covenants but, during the current economic slowdown, a breach of one or more of these covenants could occur prior to the maturity date of the Line, which is November 30, 2010. The Company’s consortium of lenders could place the Company in default if certain covenants were breached and take one or more of the following actions: increase the Company’s borrowing costs; restrict the Company’s ability to obtain additional borrowings under the Line; accelerate all amounts outstanding under the Line; or enforce its interests against collateral securing the Line. The Company believes its lenders will continue to allow it to operate in the event of a condition of default; however no assurance can be given that this would occur.

The Company has entered into interest rate swap agreements, each of which, in effect, convert a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. As of June 30, 2009, approximately 77% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from October 2, 2009 through February 2, 2011.

Future Expansion

The Company currently operates a total of forty-eight branch locations in twelve states, including nineteen in Florida, six in Ohio, five in North Carolina, five in Georgia, three in Kentucky, two in Virginia, two in Indiana, two in Alabama and one in Michigan, Maryland, South Carolina, and Tennessee. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date, ten of our branches have reached this capacity. While the Company remains cautious, we are encouraged that the economy is showing some signs of stability and we feel comfortable proceeding with our planned expansion. This expansion will include new branch locations in Akron, Ohio and in Gastonia, North Carolina, which will bring our number of branch locations to 50 in 12 states.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. During fiscal 2009, the Company undesignated all of its interest rate swaps as cash flow hedges. (See note 6 – “Interest Rate Swaps”) The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: August 13, 2009	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 13, 2009	/s/ Ralph T. Finkenbrink
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