Form 10-Q
period 2009-09-30
NICHOLAS FINANCIAL INC
filed 2009-11-13
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 31, 2009, the registrant had 11,553,114 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2009 (Unaudited)	March 31, 2009

Assets
Cash	$1,868,004	$1,732,575
Finance receivables, net	197,166,298	186,694,369
Assets held for resale	1,446,327	1,058,481
Prepaid expenses and other assets	687,392	717,131
Property and equipment, net	666,808	774,472
Deferred income taxes	7,332,923	6,805,147

Total assets	$209,167,752	$197,782,175

Liabilities
Line of credit	$109,676,392	$102,030,195
Drafts payable	962,842	975,240
Accounts payable and accrued expenses	5,382,169	5,553,680
Income taxes payable	11,146	206,451
Deferred revenues	1,193,319	1,244,136
Interest rate swaps	1,637,412	2,754,760

Total liabilities	118,863,280	112,764,462

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 11,553,114 and 11,411,214 shares issued and outstanding, respectively (adjusted for stock dividend)	18,303,440	18,073,622
Accumulated other comprehensive loss	(394,879)	(755,919)
Retained earnings	72,395,911	67,700,010

Total shareholders’ equity	90,304,472	85,017,713

Total liabilities and shareholders’ equity	$209,167,752	$197,782,175

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Revenue:
Interest and fee income on finance receivables	$14,138,708	$13,487,161	$27,811,980	$26,591,127
Sales	19,012	18,196	39,454	33,294

	14,157,720	13,505,357	27,851,434	26,624,421

Expenses:
Cost of sales	1,601	5,203	5,972	9,431
Marketing	308,097	338,803	620,248	675,438
Salaries and employee benefits	3,559,987	3,384,852	7,022,094	6,834,655
Administrative	1,970,190	1,771,533	3,822,613	3,741,675
Provision for credit losses	3,253,959	5,144,950	6,576,915	8,547,404
Depreciation	81,486	91,232	165,103	179,504
Interest expense	1,293,561	1,431,677	2,566,238	2,841,013
Change in fair value of interest rate swaps	(235,078)	—	(532,382)	—

	10,233,803	12,168,250	20,246,801	22,829,120

Operating income before income taxes	3,923,917	1,337,107	7,604,633	3,795,301
Income tax expense	1,491,915	545,264	2,908,732	1,445,765

Net income	$2,432,002	$791,843	$4,695,901	$2,349,536

Earnings per share:

Basic (adjusted for stock dividend)	$0.21	$0.07	$0.41	$0.21

Diluted (adjusted for stock dividend)	$0.21	$0.07	$0.40	$0.21

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$4,695,901	$2,349,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165,103	179,504
Gain on sale of property and equipment	(7,347)	(16,764)
Provision for credit losses	6,576,915	8,547,404
Deferred income taxes	(751,702)	(1,111,424)
Share-based compensation	229,818	339,358
Change in fair value of interest rate swaps	(532,382)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	29,739	(21,741)
Accounts payable and accrued expenses	(171,511)	(907,087)
Income taxes payable	(195,305)	1,277,408
Deferred revenues	(50,817)	(87,522)

Net cash provided by operating activities	9,988,412	10,548,672

Cash flows from investing activities
Purchase and origination of finance contracts	(55,518,429)	(56,014,917)
Principal payments received	38,469,585	40,376,179
Increase in assets held for resale	(387,846)	(390,136)
Purchase of property and equipment	(57,439)	(213,536)
Proceeds from sale of property and equipment	7,347	25,755

Net cash used in investing activities	(17,486,782)	(16,216,655)

Cash flows from financing activities
Net proceeds from line of credit	7,646,197	6,187,802
Decrease in drafts payable	(12,398)	(544,249)
Proceeds from exercise of stock options	—	98,056
Net excess tax benefits related to exercise of stock options	—	179,952

Net cash provided by financing activities	7,633,799	5,921,561

Net increase in cash	135,429	253,578
Cash, beginning of period	1,732,575	2,297,451

Cash, end of period	$1,868,004	$2,551,029

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

On November 10, 2009 the Board of Directors declared a 10% stock dividend on December 7, 2009 to shareholders of record on November 20, 2009. All references in the condensed consolidated financial statements and notes to the number of shares outstanding, per share amounts, and share awards of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented.

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

Deferred revenues consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident and health insurance, credit life insurance and forced placed automobile insurance. These commissions are amortized over the life of the contract using the interest method.

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

(Unaudited)

3. Earnings Per Share (adjusted for stock dividend)

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Numerator for earnings per share – net income	$2,432,002	$791,843	$4,695,901	$2,349,536

Denominator:
Denominator for basic earnings per share – weighted average shares	11,400,214	11,269,314	11,400,214	11,237,891
Effect of dilutive securities: Stock options and other share awards	235,022	199,452	200,483	212,491

Denominator for diluted earnings per share	11,635,236	11,468,766	11,600,697	11,450,382

Earnings per share:
Basic	$0.21	$0.07	$0.41	$0.21

Diluted	$0.21	$0.07	$0.40	$0.21

For the three months and six months ended September 30, 2009 potential common stock from stock options totaling 331,650 and 365,640, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	September 30, 2009	March 31, 2009
Finance receivables, gross contract	$316,516,852	$297,925,475
Unearned interest	(90,884,564)	(85,791,963)

Finance receivables, net of unearned interest	225,632,288	212,133,512
Allowance for credit losses	(28,465,990)	(25,439,143)

Finance receivables, net	$197,166,298	$186,694,369

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of approximately 23.5% as of September 30, 2009.

5. Line of Credit

The Company has a $115.0 million line of credit facility (the “Line”), which expires on November 30, 2010. The Company may borrow the lesser of the $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 4.87% and 4.90% for the three and six month periods ended September 30, 2009, respectively, as compared to 5.45% and 5.49% for the three and six month periods ended September 30, 2008, respectively. Pledged as collateral for this credit facility are all of the assets of the Company. As of September 30, 2009 the outstanding amount of the credit facility was approximately $109.7 million and the amount available under the Line was approximately $5.3 million. The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of September 30, 2009, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements

Effective April 2009, the Company adopted recent provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 815, Derivatives and Hedging, enhancing disclosures to better enable financial-statement users to understand how and why the Company uses interest rate swap agreements, how the derivative instruments and related hedged items are accounted for, and how such affect the Company’s financial position, financial performance and cash flows. The adoption did not have a significant impact on the consolidated financial statements.

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swap agreements, in effect, convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables.

The following table summarizes the activity in the Company’s notional amounts of interest rate swaps:

	Six months ended September 30,
	2009	2008
Notional amounts at April 1	$80,000,000	$80,000,000
New contracts	—	10,000,000
Matured contracts	—	(10,000,000)

Notional amounts at September 30	$80,000,000	$80,000,000

As of September 30, 2009 and March 31, 2009, the Company had interest rate swaps comprising an aggregate notional amount of $80,000,000 which are detailed as follows:

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

These interest rate swaps were previously designated as cash flow hedges. Based on credit market events that transpired in October 2008, the Company made an economic decision to elect the prime rate pricing option available under the Line for the month of October 2008. As a result, the critical terms of the interest rate swaps and hedged interest payments were no longer identical and the Company undesignated its interest rate swaps as cash flow hedges. Consequently, beginning in October 2008 changes in the fair value of interest rate swaps (unrealized gains and losses) are recorded in earnings. Unrealized losses previously recorded in accumulated other comprehensive loss are reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements. The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges.

The locations and amounts of gains (losses) recognized in income during the three and six months ended September 30, 2009 are as follows:

Location	Three months ended September 30	Six months ended September 30
Interest expense	$(762,000)	$(1,489,000)
Change in fair value of interest rate swaps	$235,000	$532,000

During the three and six months ended September 30, 2009, approximately $293,000 and $585,000 of unrealized losses were reclassified from accumulated other comprehensive loss to the change in fair value of interest rate swaps line item of the consolidated statement of income. At September 30, 2009 remaining accumulated other comprehensive loss, net of tax, was approximately $395,000. Prospective amounts expected to be reclassified and affect net earnings are $217,000 during the remainder of fiscal 2010 and $178,000 during fiscal 2011.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

In addition, the changes in the fair value of interest rate swaps for the three and six months ended September 30, 2009 of approximately $528,000 and $1,117,000, respectively, were recorded in the change in fair value of interest rate swaps line item of the consolidated statement of income.

The Company records net realized gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Such settlement payments approximated $762,000 and $315,000 for the three months ended September 30, 2009 and 2008, respectively. Such settlement payments approximated $1,489,000 and $604,000 for the six months ended September 30, 2009 and 2008, respectively.

Under the swap agreements, the Company received an average variable rate of 0.28% and 2.47% and paid an average fixed rate of 4.01% and 4.01% for the three months ended September 30, 2009 and 2008, respectively. Under the swap agreements, the Company received an average variable rate of 0.35% and 2.56% and paid an average fixed rate of 4.01% and 4.05% for the six months ended September 30, 2009 and 2008, respectively. The interest rate swap liabilities are recorded at fair value, which is approximately $1,637,000 and $2,755,000 as of September 30, 2009 and March 31, 2009, respectively, in the interest rate swaps line item of the consolidated balance sheets. Accumulated other comprehensive loss as of September, 30, 2009 and March 31, 2009 of approximately $395,000 and $756,000, respectively, represents the after-tax effect changes in the fair value of interest rate swaps prior to October 2008 when the swaps were designated and qualifying as cash flow hedges. As noted above, these changes in fair value were previously recorded in accumulated other comprehensive loss while interest rate swaps were designated as cash flow hedges are reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements.

The following table reconciles net income with comprehensive income.

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Net income	$2,432,002	$791,843	$4,695,901	$2,349,536
Change in fair value of interest rate swaps, net of tax expense of $11,294 and $677,895, respectively.	—	18,210	—	1,092,991
Reclassification adjustment for loss included in net income, net of tax benefit of $111,963 and $223,926, respectively.	180,520	—	361,040	—

Comprehensive income	$2,612,522	$810,053	$5,056,941	$3,442,527

7. Fair Value Disclosures

ASC 820, Fair Value Measurements and Disclosures, establishes a framework for using fair value and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value:

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

Effective April 1, 2009, the Company adopted recent provisions of ASC 825, Financial Instruments, broadening the disclosures about the fair value of financial instruments to interim financial reporting. The adoption of did not have a significant impact on the consolidated financial statements. The Company’s financial instruments consist of cash, finance receivables, accrued interest, accounts receivable, the Line, interest rate swap agreements and accounts payable. For each of these financial instruments, excluding the Line, the carrying value is, or approximates, fair value. The carrying value of cash and cash equivalents approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. There have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. Accrued interest is paid monthly. As a result of the short term nature of accrued interest and accounts payable, the carrying values approximate fair value. The interest rate for the Line is a variable rate based on LIBOR pricing options or at the prime rate. Any new or renewed credit facility would contain pricing that is materially higher than the Company’s current Line. Based on market conditions, the fair value of the Line was estimated to be $107,500,000 and $98,800,000 as of September 30, 2009 and March 31, 2009, respectively.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about certain assets and liabilities measured at fair value:

	Fair Value Measurement Using			Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
Interest rate swap agreements:
September 30, 2009	$—	$1,637,412	$—	$1,637,412
March 31, 2009	$—	$2,754,760	$—	$2,754,760

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

8. Other Recently Issued Accounting Standards

Effective April 1, 2009, the Company adopted recent provisions of ASC 820 with respect to non-financial assets and liabilities as well recent provisions providing additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to the usual activity for said asset or liability. The recent provisions also provide guidance on how to identify circumstances that could designate a transaction as not orderly. The adoption did not have a significant impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not, and are not believed by the Company to have a material impact on the Company’s present or future consolidated financial statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Subsequent Events

The Company has evaluated subsequent events through November 13, 2009 which is the date that the condensed consolidated financial statements were issued. On November 10, 2009 the Board of Directors declared a 10% stock dividend on December 7, 2009 to shareholders of record on November 20, 2009.

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

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

Introduction

Consolidated net income increased to approximately $2.4 million for the three-month period ended September 30, 2009 as compared to $792,000 for the corresponding period ended September 30, 2008. Net income for the three months ended September 30, 2009 includes a pre-tax gain of approximately $235,000 related to the change in fair value of interest rate swaps. Consolidated net income increased to approximately $4.7 million for the six-month period ended September 30, 2009 as compared to $2.3 million for the corresponding period ended September 30, 2008. Net income for the six months ended September 30, 2009 includes a pre-tax gain of approximately $532,000 related to the change in fair value of interest rate swaps. Earnings were favorably impacted primarily by an increase in the average net receivables, a decrease in operating expenses as a percentage of average finance receivables, net of unearned interest, a reduction in the provision for credit losses and a decrease in the average cost of borrowed funds. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three and six months ended September 30, 2009 or 2008, respectively.

As discussed in note 6 “Interest Rate Swaps”, the Company made an economic decision which resulted in undesignating the interest rate swaps as cash flow hedges. Under accounting rules this has introduced volatility to the statement of income for changes in the fair value of interest rate swaps that historically have been captured in accumulated comprehensive income or loss in the statement of shareholders’ equity. The Company intends to hold interest rate swaps through their entire term. Accordingly, over the term of each interest rate swap agreement, the unrealized gains and losses from changes in the fair value of interest rate swaps, which are now recorded in the change in fair value of interest rate swaps line item of the statement of income, will net or offset to $0 and cumulatively have no impact on retained earnings.

For the three months ended September 30, 2009, net earnings, excluding changes in fair value of interest rate swaps, increased 190% to $2.3 million compared to $792,000 for the three months ended September 30, 2008. Per share diluted net earnings, excluding changes in fair value of interest rate swaps, increased 175% to $0.20 for the three months ended September 30, 2009 as compared to $0.07 for the three months ended September 30, 2008.

For the six months ended September 30, 2009, net earnings, excluding changes in fair value of interest rate swaps, increased 83% to $4.4 million compared to $2.4 million for the six months ended September 30, 2008. Per share diluted net earnings, excluding changes in fair value of interest rate swaps, increased 78% to $0.38 for the six months ended September 30, 2009 as compared to $0.21 for the six months ended September 30, 2008.

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

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Net income, GAAP	$2,432,002	$791,843	$4,695,902	$2,349,536
Mark-to-market gain on interest rate swaps, net of tax expense of $89,379 and $203,631	(145,699)	—	(328,751)	—

Net earnings, excluding changes in fair value of interest rate swaps (a)	$2,286,303	$791,843	$4,367,151	$2,349,536

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Diluted earnings per share, GAAP	$0.21	$0.07	$0.40	$0.21
Per diluted share mark-to-market gain on interest rate swaps	(0.01)	—	(0.02)	—

Per share diluted net earnings, excluding changes in fair value of interest rate swaps (a)	$0.20	$0.07	$0.38	$0.21

(adjusted for stock dividend)

(a)	Represents a non-GAAP financial measure. See information on non-GAAP financial measures above.

Portfolio Summary	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Average finance receivables, net of unearned interest (1)	$222,701,667	$208,674,423	$219,211,625	$206,001,623

Average indebtedness (2)	$106,342,703	$105,150,419	$104,667,063	$103,503,324

Finance revenue (3)	$14,138,708	$13,487,161	$27,811,980	$26,591,127

Interest expense	1,293,561	1,431,677	2,566,238	2,841,013

Net finance revenue	$12,845,147	$12,055,484	$25,245,742	$23,750,114

Weighted average contractual rate (4)	23.49%	24.15%	23.70%	24.16%

Average cost of borrowed funds (2)	4.87%	5.45%	4.90%	5.49%

Gross portfolio yield (5)	25.39%	25.85%	25.37%	25.82%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.32%	2.74%	2.34%	2.76%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	5.84%	9.86%	6.00%	8.30%

Net portfolio yield (5)	17.23%	13.25%	17.03%	14.76%

Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.53%	10.75%	10.51%	10.89%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	6.70%	2.50%	6.52%	3.87%

Write-off to liquidation (8)	11.11%	12.97%	10.96%	12.09%

Net charge-off percentage (9)	8.24%	10.25%	7.98%	9.82%

Note: All three and six month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (APR) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $56,000 and $9,000 during the three-month periods ended September 30, 2009 and 2008 and $109,000 and $211,000 during the six-month periods ended September 30, 2009 and 2008, respectively.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 4% to approximately $14.1 million for the three-month period ended September 30, 2009 from $13.5 million for the corresponding period ended September 30, 2008. Average finance receivables, net of unearned interest equaled approximately $222.7 million for the three-month period ended September 30, 2009, an increase of 7% from $208.7 million for the corresponding period ended September 30, 2008. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and the opening of two additional branch locations. The gross finance receivable balance increased 7% to approximately $316.5 million as of September 30, 2009, from $295.7 million as of September 30, 2008. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 25.85% for the three-month period ended September 30, 2008 to 25.39% for the three-month period ended September 30, 2009. The net portfolio yield increased from 13.25% for the three-month period ended September 30, 2008 to 17.23% for the corresponding period ended September 30, 2009. The gross portfolio yield decreased primarily due to a lower weighted annual percentage rate (“APR”) earned on finance receivables. The net portfolio yield increased due to a decrease in the average cost of borrowed funds and a reduction in the provision for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $5.9 million for the three-month period ended September 30, 2009 from approximately $5.6 million for the corresponding period ended September 30, 2008. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.53% for the three-month period ended September 30, 2009 from 10.75% for the three-month period ended September 30, 2008.

Interest Expense

Interest expense decreased to approximately $1.3 million for the three-month period ended September 30, 2009 from $1.4 million for the three-month period ended September 30, 2008. The average indebtedness for the three-month period ended September 30, 2009 increased to approximately $106.3 million as compared to $105.2 million for the corresponding period ended September 30, 2008. The Company’s average cost of borrowed funds decreased to 4.87% for the three-month period ended September 30, 2009 as compared to 5.45% for the corresponding period ended September 30, 2008. The primary reasons the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate decreased from 2.47% for the three months ended September 30, 2008 as compared to 0.28% for the three months ended September 30, 2009. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a majority of the Company’s floating rate debt to fixed rate debt. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Six months ended September 30, 2009 compared to six months ended September 30, 2008

Interest Income and Loan Portfolio

Interest income on finance receivables, predominately finance charge income, increased 5% to approximately $27.8 million for the six-month period ended September 30, 2009 from $26.6 million for the corresponding period ended September 30, 2008. Average finance receivables, net of unearned interest equaled approximately $219.2 million for the six-month period ended September 30, 2009, an increase of 6% from $206.0 million for the corresponding period ended September 30, 2008. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and the opening of two additional branch locations. The gross finance receivable balance increased 7% to approximately $316.5 million as of September 30, 2009, from $295.7 million as of September 30, 2008. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 25.82% for the six-month period ended September 30, 2008 to 25.37% for the six-month period ended September 30, 2009. The net portfolio yield increased from 14.76% for the six-month period ended September 30, 2008 to 17.03% for the corresponding period ended September 30, 2009. The gross portfolio yield decreased primarily due to a lower weighted annual percentage rate (“APR”) earned on finance receivables. The net portfolio yield increased due to a decrease in the average cost of borrowed funds and a reduction in the provision for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $11.6 million for the six-month period ended September 30, 2009 from approximately $11.4 million for the corresponding period ended September 30, 2008. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.51% for the six-month period ended September 30, 2009 from 10.89% for the six-month period ended September 30, 2008.

Interest Expense

Interest expense decreased to approximately $2.6 million for the six-month period ended September 30, 2009 from $2.8 million for the six-month period ended September 30, 2008. The average indebtedness for the six-month period ended September 30, 2009 increased to approximately $104.7 million as compared to $103.5 million for the corresponding period ended September 30, 2008. The Company’s average cost of borrowed funds decreased to 4.90% for the six-month period ended September 30, 2009 as compared to 5.49% for the corresponding period ended September 30, 2008. The primary reasons the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate decreased from 2.6% for the six months ended September 30, 2008 as compared to 0.35% for the six months ended September 30, 2009. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a majority of the Company’s floating rate debt to fixed rate debt. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the twelve states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month and six-month periods ended September 30, 2009 and 2008, less than 3% were for new vehicles. As of September 30, 2009, the average model year of vehicles collateralizing the portfolio was a 2004 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
State	2009	2008	2009	2008
FL	$12,088,200	$10,067,166	$23,638,790	$23,667,921
GA	3,071,557	2,505,658	6,086,909	5,922,477
NC	3,311,508	2,990,283	6,396,429	6,331,883
SC	681,947	618,337	1,303,100	1,289,162
OH	4,659,872	3,987,642	9,091,707	8,372,575
MI	933,960	816,741	1,889,779	1,354,399
VA	816,660	1,272,657	1,753,763	2,803,933
IN	1,578,215	1,896,940	3,327,696	3,565,340
KY	2,074,737	1,448,986	4,158,346	3,226,898
MD	261,735	715,885	572,619	1,353,666
AL	1,110,039	767,292	1,962,665	1,890,225
TN	674,550	575,231	1,170,444	1,208,790

Total	$31,262,980	$27,662,818	$61,352,247	$60,987,269

	Three months ended September 30,		Six months ended September 30,
Contracts	2009	2008	2009	2008
Purchases	$31,262,980	$27,662,818	$61,352,247	$60,987,269

Weighted APR	23.38%	24.15%	23.59%	24.16%

Average discount	8.96%	8.94%	9.07%	8.82%

Weighted average term (months)	49	48	49	48

Average loan	$9,468	$9,400	$9,456	$9,483

Number of Contracts	3,302	2,943	6,488	6,431

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
Direct Loans Originated	2009	2008	2009	2008
Originations	$1,061,348	$1,146,702	$2,011,070	$2,374,951

Weighted APR	26.76%	27.36%	26.89%	27.08%

Weighted average term (months)	24	23	23	25

Average loan	$2,660	$2,461	$2,629	$2,613

Number of loans	399	466	765	909

Analysis of Credit Losses

As of September 30, 2009, the Company had 1,000 active static pools. The average pool upon inception consisted of 62 Contracts with aggregate finance receivables, net of unearned interest, of approximately $580,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$26,580,254	$21,200,672	$24,926,076	$20,112,260
Discounts acquired on new volume	2,796,052	2,484,783	5,559,465	5,378,928
Current period provision	3,296,669	4,953,258	6,541,738	8,094,549
Losses absorbed	(5,016,563)	(5,694,539)	(9,625,047)	(10,788,417)
Recoveries	462,682	449,779	909,657	873,936
Discounts accreted	(58,104)	(209,976)	(250,899)	(487,279)

Balance at end of period	$28,060,990	$23,183,977	$28,060,990	$23,183,977

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$538,085	$446,495	$513,067	$335,057
Current period provision	(42,710)	191,692	35,177	452,855
Losses absorbed	(104,004)	(162,918)	(170,528)	(332,974)
Recoveries	13,629	7,905	27,284	28,236

Balance at end of period	$405,000	$483,174	$405,000	$483,174

The Company has seen evidence that the changes made to underwriting guidelines approximately one year ago have resulted in a positive effect on the static pools originated during that same timeframe. During comparable liquidation cycles, the default rate for static pools originated during the last year has decreased when compared to the preceding year’s performance. However, from a historical perspective, charge-off rates remain high and the Company believes that continued weakness in employment will make it difficult for additional improvement. As a result, the Company experienced a lower net charge-off percentage of 8.24% during the three-month period ended September 30, 2009 as compared to 10.25% for the three-month period ended September 30, 2008. The Company experienced a lower net charge-off percentage of 7.98% during the six-month period ended September 30, 2009 as compared to 9.82% for the six-month period ended September 30, 2008. While the Company is encouraged with the decline in net charge-offs for these periods, delinquencies, as set forth in the tables below, have increased, leading to an increase in the overall allowance for credit losses as a percentage of finance receivables.

The average dealer discount associated with new volume for the three months ended September 30, 2009 and 2008 were 8.96% and 8.94%, respectively. The average dealer discount associated with new volume for the six months ended September 30, 2009 and 2008 were 9.07% and 8.82%, respectively. The amount of discount is a result of credit quality associated with contracts purchased and the competition in the markets in which the Company operates. The Company intends to remain focused on maintaining these discount levels to help off-set the rising loss rates it has been experiencing.

With the decrease in the net charge off percentage noted above, the provision for credit losses decreased from approximately $5.1 million for the three-month period ended September 30, 2008, to $3.3 million for the three-month period ended September 30, 2009. The provision for credit losses decreased from approximately $8.5 million for the six-month period ended September 30, 2008, to $6.6 million for the six-month period ended September 30, 2009. The Company’s losses absorbed as a percentage of liquidation decreased from 12.97% for the three months ended September 30, 2008, to 11.11% for the three months ended September 30, 2009. The Company’s losses absorbed as a percentage of liquidation decreased from 12.09% for the six months ended September 30, 2008, to 10.96% for the six months ended September 30, 2009. In addition, excess provisions reversed, increased from $0 for the three-month period ended September 30, 2008 to approximately $103,000 for the three-month period ended September 30, 2009. Provisions reversed increased from $10,000 for the six-month period ended September 30, 2008 to approximately $253,000 for the six-month period ended September 30, 2009. The reversal of provisions previously recorded in each period was due to the favorable charge-off performance of static pools originated from April 2005 through March 2006.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 11%-14% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. Effective October 1, 2008, the Company modified its Contract procurement underwriting guidelines. The primary changes include: raising the minimum income required by the debtor to qualify for loan approval, reducing the maximum dollar amount that can be advanced for certain loan applications, and the maximum dollar amount that can be approved by a branch manager on certain approvals. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, the economic impact of any government sponsored stimulus package, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations, terms or quality of Contracts purchased during the three and six months ended September 30, 2009 that would have contributed to the decrease in losses.

Recoveries as a percentage of charge-offs increased from approximately 9% for the three months ended September 30, 2008 to approximately 10% for the three months ended September 30, 2009. Recoveries as a percentage of charge-offs increased from approximately 9% for the six months ended September 30, 2008 to approximately 11% for the six months ended September 30, 2009. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period and the Company does not attribute this increase to any particular change in operational strategy or economic event.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
September 30, 2009	$310,564,055	$10,944,006	$4,366,307	$1,537,826	$16,848,139
		3.52%	1.41%	0.50%	5.43%

September 30, 2008	$287,272,780	$9,621,940	$3,763,896	$1,407,925	$14,793,761
		3.35%	1.31%	0.49%	5.15%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
September 30, 2009	$5,952,797	$169,242	$57,787	$50,457	$277,486
		2.84%	0.97%	0.85%	4.66%

September 30, 2008	$8,472,099	$145,174	$64,682	$67,351	$277,207
		1.71%	0.76%	0.80%	3.27%

The delinquency percentage for Contracts more than thirty days past due as of September 30, 2009 was 5.43% as compared to 5.15% as of September 30, 2008. The delinquency percentage for direct loans more than thirty days past due as of September 30, 2009 was 4.66% as compared to 3.27% as of September 30, 2008.

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

Income Taxes

The provision for income taxes increased to approximately $1.5 million for the three months ended September 30, 2009 as compared to approximately $545,000 for the three months ended September 30, 2008. The provision for income taxes increased to approximately $2.9 million for the six months ended September 30, 2009 as compared to approximately $1.4 million for the six months ended September 30, 2008. The Company’s effective tax rate decreased from 40.78% for the three months ended September 30, 2008 to 38.02% for the three months ended September 30, 2009. The Company’s effective tax rate increased from 38.09% for the six months ended September 30, 2008 to 38.25% for the six months ended September 30, 2009. The primary reason for this increase was the result of a portion of the Company’s taxable income reaching the 35% maximum Federal tax rate.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$9,988,412	$10,548,672
Investing activities (primarily purchase of Contracts)	(17,486,782)	(16,216,655)
Financing activities	7,633,799	5,921,561

Net increase in cash	$135,429	$253,578

The Company’s primary use of working capital for the six months ended September 30, 2009 was the funding of the purchase of Contracts. The Company’s Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of September 30, 2009 the Company could borrow the lesser of $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of September 30, 2009, the amount outstanding under the Line was approximately $109.7 million and the amount available under the Line was approximately $5.3 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by $7.6 million during the six months ended September 30, 2009. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables.

The Company is currently negotiating an amendment to the Line, which will increase the size of the Line and extend the maturity date U.S. and global market economic conditions continue to remain weak, particularly in the financial sector, where credit markets are not operating at the same level of liquidity compared to historical market conditions. As a result, the Company will experience increased pricing once the amendment is executed. The Company anticipates executing the aforementioned amendment during the third quarter, which ends December 31, 2009.

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

The Company has entered into interest rate swap agreements, each of which, in effect, convert a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. As of September 30, 2009, approximately 73% of the Company’s borrowings under the Line were subject to interest rate swap agreements. These swap agreements have maturities ranging from October 2, 2009 through February 2, 2011.

Future Expansion

The Company currently operates a total of forty-nine branch locations in twelve states, including nineteen in Florida, seven in Ohio, five in North Carolina, five in Georgia, three in Kentucky, two in Virginia, two in Indiana, two in Alabama and one in Michigan, Maryland, South Carolina, and Tennessee. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date, ten of our branches have reached this capacity. While the Company remains cautious, we are encouraged that the economy is showing some signs of stability and subject to favorable market conditions we will proceed with our planned expansion. This expansion will include a new branch location in Gastonia, North Carolina, which will bring our number of branch locations to 50 in 12 states. Additional markets are currently being evaluated for future branch locations.

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

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: November 13, 2009	/S/ PETER L. VOSOTAS
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: November 13, 2009	/S/ RALPH T. FINKENBRINK
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