Form 10-Q
period 2009-12-31
NICHOLAS FINANCIAL INC
filed 2010-02-16
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 0-26680

NICHOLAS FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	8736-3354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2454 McMullen Booth Road, Building C Clearwater, Florida	33759
(Address of Principal Executive Offices)	(Zip Code)

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

As of January 31, 2010, the registrant had 11,717,220 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2009 (Unaudited)	March 31, 2009

Assets
Cash	$4,768,686	$1,732,575
Finance receivables, net	197,439,850	186,694,369
Assets held for resale	1,428,567	1,058,481
Prepaid expenses and other assets	740,886	717,131
Property and equipment, net	699,671	774,472
Deferred income taxes	7,460,395	6,805,147

Total assets	$212,538,055	$197,782,175

Liabilities
Line of credit	$110,369,917	$102,030,195
Drafts payable	846,599	975,240
Accounts payable and accrued expenses	5,019,879	5,553,680
Income taxes payable	16,681	206,451
Deferred revenues	1,125,802	1,244,136
Interest rate swaps	1,174,187	2,754,760

Total liabilities	118,553,065	112,764,462

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 11,717,220 and 11,411,214 shares issued and outstanding, respectively (adjusted for stock dividend)	25,446,186	18,073,622
Accumulated other comprehensive loss	(272,227)	(755,919)
Retained earnings	68,811,031	67,700,010

Total shareholders’ equity	93,984,990	85,017,713

Total liabilities and shareholders’ equity	$212,538,055	$197,782,175

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Revenue:
Interest and fee income on finance receivables	$14,354,022	$13,239,373	$42,166,002	$39,830,500
Sales	11,020	14,927	50,474	48,221

	14,365,042	13,254,300	42,216,476	39,878,721

Expenses:
Cost of sales	5,868	3,060	11,840	12,491
Marketing	311,718	310,163	931,966	985,601
Salaries and employee benefits	3,632,115	3,303,807	10,654,209	10,138,462
Administrative	1,759,117	1,666,277	5,581,730	5,407,952
Provision for credit losses	3,019,586	4,567,640	9,596,501	13,115,044
Depreciation	79,190	91,090	244,293	270,594
Interest expense	1,079,044	1,268,669	3,645,282	4,109,682
Change in fair value of interest rate swaps	(264,501)	1,664,220	(796,883)	1,664,220

	9,622,137	12,874,926	29,868,938	35,704,046

Operating income before income taxes	4,742,905	379,374	12,347,538	4,174,675
Income tax expense	1,833,767	144,469	4,742,499	1,590,234

Net income	$2,909,138	$234,905	$7,605,039	$2,584,441

Earnings per share:
Basic (adjusted for stock dividend)	$0.25	$0.02	$0.67	$0.23

Diluted (adjusted for stock dividend)	$0.25	$0.02	$0.65	$0.23

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$7,605,039	$2,584,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	244,293	270,594
Gain on sale of property and equipment	(10,032)	(16,763)
Provision for credit losses	9,596,501	13,115,044
Deferred income taxes	(955,246)	(2,161,595)
Share-based compensation	354,754	511,906
Change in fair value of interest rate swaps	(796,883)	1,664,220
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(23,755)	74,690
Accounts payable and accrued expenses	(533,801)	(580,962)
Income taxes payable	(189,770)	1,037,166
Deferred revenues	(118,334)	(203,858)

Net cash provided by operating activities	15,172,766	16,294,883

Cash flows from investing activities
Purchase and origination of finance contracts	(79,318,221)	(75,894,747)
Principal payments received	58,976,239	58,320,906
Increase in assets held for resale	(370,086)	(289,603)
Purchase of property and equipment	(169,492)	(257,544)
Proceeds from sale of property and equipment	10,032	25,755

Net cash used in investing activities	(20,871,528)	(18,095,233)

Cash flows from financing activities
Net proceeds from line of credit	8,339,722	1,592,824
Decrease in drafts payable	(128,641)	(580,080)
Proceeds from exercise of stock options	260,956	193,056
Net excess tax benefits related to exercise of stock options	262,836	192,235

Net cash provided by financing activities	8,734,873	1,398,035

Net increase (decrease) in cash	3,036,111	(402,315)
Cash, beginning of period	1,732,575	2,297,451

Cash, end of period	$4,768,686	$1,895,136

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

On November 10, 2009 the Board of Directors declared a 10% stock dividend on December 7, 2009 to shareholders of record on November 20, 2009. As a result of this stock dividend, an entry of approximately $6.5 million was made to reflect the re-capitalization of shareholders’ equity from retained earnings to common stock. This amount was derived from the quoted market value of the shares at the date of declaration ($6.10) times the number of shares issued as a result of the 10% stock dividend. All references in the condensed consolidated financial statements and notes to the number of shares outstanding, per share amounts, and share awards of the Company’s common shares have been restated to reflect the effect of the stock dividend for all periods presented.

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share (adjusted for stock dividend)

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Numerator for earnings per share – net income	$2,909,138	$234,905	$7,605,039	$2,584,441

Denominator:
Denominator for basic earnings per share – weighted average shares	11,510,017	11,285,097	11,399,565	11,253,683
Effect of dilutive securities:
Stock options and other share awards	214,624	130,550	217,719	151,646

Denominator for diluted earnings per share	11,724,641	11,415,647	11,617,284	11,405,329

Earnings per share:
Basic	$0.25	$0.02	$0.67	$0.23

Diluted	$0.25	$0.02	$0.65	$0.23

For the three and nine months ended December 31, 2009 potential common stock from stock options totaling 273,900 and 312,400, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	December 31,	March 31,
	2009	2009
Finance receivables, gross contract	$316,282,215	$297,925,475
Unearned interest	(89,829,740)	(85,791,963)

Finance receivables, net of unearned interest	226,452,475	212,133,512
Allowance for credit losses	(29,012,625)	(25,439,143)

Finance receivables, net	$197,439,850	$186,694,369

The terms of the receivables range from 12 to 72 months and bear a weighted average interest rate of approximately 23.3% as of December 31, 2009.

5. Line of Credit

The Company has a $115.0 million line of credit facility (the “Line”), which expires on November 30, 2010. The Company may borrow the lesser of the $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 3.92% and 4.57% for the three and nine month periods ended December 31, 2009, respectively, as compared to 4.87% and 5.28% for the three and nine month periods ended December 31, 2008, respectively. Pledged as collateral for this credit facility are all of the assets of the Company. As of December 31, 2009 the outstanding amount of the credit facility was approximately $110.4 million and the amount available under the Line was approximately $4.6 million. The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Cash dividends require consent in writing by the agent and majority lenders under the facility. As of December 31, 2009, the Company was in full compliance with all debt covenants. See note 9 “Subsequent Events” regarding the new credit agreement and increase of amounts available under the Line from $115.0 million to $140.0 million.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements

Effective April 2009, the Company adopted recent provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 815, Derivatives and Hedging, enhancing disclosures to better enable financial statement users to understand how and why the Company uses interest rate swap agreements, how the derivative instruments and related hedged items are accounted for, and how such affect the Company’s financial position, financial performance and cash flows. The adoption did not have a significant impact on the consolidated financial statements.

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swap agreements, in effect, convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables.

The following table summarizes the activity in the Company’s notional amounts of interest rate swaps:

	Nine months ended December 31,
	2009	2008
Notional amounts at April 1	$80,000,000	$80,000,000
New contracts	—	10,000,000
Matured contracts	(30,000,000)	(10,000,000)

Notional amounts at December 31	$50,000,000	$80,000,000

As of December 31, 2009 and March 31, 2009, the Company had interest rate swaps comprising an aggregate notional amount of $50,000,000 and $80,000,000, respectively, which are detailed as follows:

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

The locations and amounts of gains (losses) recognized in income during the three and nine months ended December 31, 2009 are as follows:

Location	Three months ended December 31,	Nine months ended December 31
Interest expense	$(541,000)	$(2,030,000)
Change in fair value of interest rate swaps	$265,000	$797,000

During the three and nine months ended December 31, 2009, approximately $199,000 and $784,000 of unrealized losses were reclassified from accumulated other comprehensive loss to the change in fair value of interest rate swaps line item of the consolidated statement of income. At December 31, 2009 remaining accumulated other comprehensive loss, net of tax, was approximately $272,000. Prospective amounts expected to be reclassified and affect net earnings are $94,000 during the remainder of fiscal 2010 and $178,000 during fiscal 2011.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

In addition, the changes in the fair value of interest rate swaps for the three and nine months ended December 31, 2009 of approximately $464,000 and $1,581,000, respectively, were recorded in the change in fair value of interest rate swaps line item of the consolidated statement of income.

The Company records net realized gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Such settlement payments approximated $541,000 and $226,000 for the three months ended December 31, 2009 and 2008, respectively. Such settlement payments approximated $2,030,000 and $829,000 for the nine months ended December 31, 2009 and 2008, respectively.

Under the swap agreements, the Company received an average variable rate of 0.24% and 2.89% and paid an average fixed rate of 3.91% and 4.01% for the three months ended December 31, 2009 and 2008, respectively. Under the swap agreements, the Company received an average variable rate of 0.32% and 2.67% and paid an average fixed rate of 3.98% and 4.03% for the nine months ended December 31, 2009 and 2008, respectively. The interest rate swap liabilities are recorded at fair value, which is approximately $1,174,000 and $2,755,000 as of December 31, 2009 and March 31, 2009, respectively, in the interest rate swaps line item of the consolidated balance sheets. Accumulated other comprehensive loss as of December, 31, 2009 and March 31, 2009 of approximately $272,000 and $756,000, respectively, represents the after-tax effect of changes in the fair value of interest rate swaps prior to October 2008 when the swaps were designated and qualifying as cash flow hedges. As noted above, these changes in fair value, which were previously recorded in accumulated other comprehensive loss while interest rate swaps were designated as cash flow hedges, are reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements.

The following table reconciles net income with comprehensive income.

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Net income	$2,909,138	$234,905	$7,605,039	$2,584,441
Change in fair value of interest rate swaps, net of tax benefit (expense) of $366,572 and ($311,323)	—	(591,036)	—	501,955
Reclassification adjustment for loss included in net income, net of tax benefit of $76,072, $106,986, and $299,998, $106,986, respectively.	122,652	172,497	483,692	172,497

Comprehensive income	$3,031,790	$(183,634)	$8,088,731	$3,258,893

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

Effective April 1, 2009, the Company adopted recent provisions of ASC 825, Financial Instruments, broadening the disclosures about the fair value of financial instruments to interim financial reporting. The adoption did not have a significant impact on the consolidated financial statements. The Company’s financial instruments consist of cash, finance receivables, accrued interest, the Line, interest rate swap agreements and accounts payable. For each of these financial instruments, excluding the Line, the carrying value is, or approximates, fair value. The carrying value of cash and cash equivalents approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. There have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. Accrued interest is paid monthly. As a result of the short term nature of accrued interest and accounts payable, the carrying values approximate fair value. The interest rate for the Line is a variable rate based on LIBOR pricing options or at the prime rate. Any new or renewed credit facility would contain pricing that is materially higher than the Company’s current Line. Based on market conditions, the fair value of the Line was estimated to be $108,500,000 and $98,800,000 as of December 31, 2009 and March 31, 2009, respectively.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about certain assets and liabilities measured at fair value:

	Fair Value Measurement Using			Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
Interest rate swap agreements:
December 31, 2009	$—	$1,174,187	$—	$1,174,187
March 31, 2009	$—	$2,754,760	$—	$2,754,760

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

8. Other Recently Issued Accounting Standards

Effective April 1, 2009, the Company adopted recent provisions of ASC 820 with respect to non-financial assets and liabilities as well as recent provisions providing additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to the usual activity for said asset or liability. The recent provisions also provide guidance on how to identify circumstances that could designate a transaction as not orderly. The adoption did not have a significant impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not, and are not believed by the Company to have a material impact on the Company’s present or future consolidated financial statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Subsequent Events

The Company has evaluated subsequent events through February 12, 2010 which is the date that the condensed consolidated financial statements were issued. Pursuant to the requirements of FASB ACS Topic 855, “Subsequent Events”, there was one event that occurred during this subsequent event reporting period that requires further recognition and disclosure in the financial statements. On January 12, 2010 the Company announced that the Company has executed a new agreement with its consortium of lenders that increases the size of the Line from $115 million to $140 million, subject to formulas principally related to a percentage of eligible finance receivables, as defined. The pricing of the new agreement is 300 basis points above 30-day Libor with a 1% floor on Libor. The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Cash dividends require consent in writing by the agent and majority lenders under the facility.

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

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discounts and a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then an additional charge to income through the provision for credit losses is used to reestablish adequate reserves. If a static pool is fully liquidated and has any remaining reserves, the excess discounts are immediately recognized into income and the excess provision is immediately reversed during the period. For static pools not fully liquidated that are determined to have excess discounts, such excess amounts are accreted into income over the remaining life of the static pool. For static pools not fully liquidated that are deemed to have excess reserves, such excess amounts are reversed against provision for credit losses during the period.

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

Introduction

Consolidated net income increased to approximately $2.9 million for the three-month period ended December 31, 2009 as compared to $235,000 for the corresponding period ended December 31, 2008. Net income for the three months ended December 31, 2009 and 2008 includes a pre-tax gain of approximately $265,000 and a pre-tax charge of $1.7 million respectively, related to the change in fair value of interest rate swaps. Consolidated net income increased to approximately $7.6 million for the nine-month period ended December 31, 2009 as compared to $2.6 million for the corresponding period ended December 31, 2008. Net income for the nine months ended December 31, 2009 and 2008 includes a pre-tax gain of approximately $797,000 and a pre-tax charge of $1.7 million respectively, related to the change in fair value of interest rate swaps. Other than pre-tax gains related to the change in fair value of interest rate swaps, earnings were favorably impacted primarily by an increase in the average net receivables, a decrease in operating expenses as a percentage of average finance receivables, net of unearned interest, a reduction in the provision for credit losses and a decrease in the average cost of borrowed funds. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three and nine months ended December 31, 2009 or 2008, respectively.

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

For the three months ended December 31, 2009, net earnings, excluding changes in fair value of interest rate swaps (non-GAAP), increased 108% to $2.7 million compared to $1.3 million for the three months ended December 31, 2008. Per share diluted net earnings, excluding changes in fair value of interest rate swaps (non-GAAP), increased 109% to $0.23 for the three months ended December 31, 2009 as compared to $0.11 for the three months ended December 31, 2008.

For the nine months ended December 31, 2009, net earnings, excluding changes in fair value of interest rate swaps, increased 97% to $7.1 million compared to $3.6 million for the nine months ended December 31, 2008. Per share diluted net earnings, excluding changes in fair value of interest rate swaps, increased 91% to $0.61 for the nine months ended December 31, 2009 as compared to $0.32 for the nine months ended December 31, 2008.

See reconciliations of the non-GAAP measures on the following page.

Reconciliation of Non-GAAP Financial Measures

This filing contains disclosures of non-GAAP financial measures including: net earnings, excluding changes in fair value of interest rate swaps and per share diluted net earnings, excluding changes in fair value of interest rate swaps. These measures utilize the GAAP terms “net income” and “diluted earnings per share” and adjust the GAAP terms to exclude the effect of mark-to-market adjustments and reclassifications of previously recorded accumulated comprehensive gains and losses associated with interest rate swaps. Management believes this presentation provides additional and meaningful measures for the assessment of the Company’s ongoing results and performance. Because the Company has historically reported mark-to-market (interest rate swaps) through other comprehensive income under hedge accounting, management believes that the inclusion of this non-GAAP measure provides consistency in its financial reporting and facilitates investors’ understanding of the Company’s historic operating trends by providing an additional basis for comparisons to prior periods. Management recognizes that the use of non-GAAP measures has limitations, including the fact that they may not be directly comparable with similar non-GAAP financial measures used by other companies. All non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be considered in isolation from, or as substitute for, financial information prepared in accordance with GAAP. For a reconciliation of non-GAAP measures from GAAP reported amounts, please see the supplemental information below.

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

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Net income, GAAP	$2,909,138	$234,905	$7,605,039	$2,584,441
Mark-to-market (gain) loss on interest rate swaps, net of tax expense (benefit) of $102,265, ($632,316), and $306,070, ($632,316), respectively	(162,236)	1,031,904	(490,813)	1,031,904

Net earnings, excluding changes in fair value of interest rate swaps (a)	$2,746,902	$1,266,809	$7,114,226	$3,616,345

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Diluted earnings per share, GAAP	$0.25	$0.02	$0.65	$0.23
Per diluted share mark-to-market (gain) loss on interest rate swaps	$(0.02)	$0.09	$(0.04)	$0.09

Per share diluted net earnings, excluding changes in fair value of interest rate swaps (a)	$0.23	$0.11	$0.61	$0.32

(adjusted for stock dividend)

(a)	Represents a non-GAAP financial measure. See information on non-GAAP financial measures above.

Portfolio Summary

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Average finance receivables, net of unearned interest (1)	$226,321,020	$208,438,920	$221,581,423	$206,814,055

Average indebtedness (2)	$110,060,915	$104,109,909	$106,465,014	$103,705,519

Finance revenue (3)	$14,354,022	$13,239,373	$42,166,002	$39,830,500

Interest expense	1,079,044	1,268,669	3,645,282	4,109,682

Net finance revenue	$13,274,978	$11,970,704	$38,520,720	$35,720,818

Weighted average contractual rate (4)	23.41%	23.90%	23.60%	24.17%

Average cost of borrowed funds (2)	3.92%	4.87%	4.57%	5.28%

Gross portfolio yield (5)	25.37%	25.41%	25.37%	25.68%

Interest expense as a percentage of average finance receivables, net of unearned interest	1.91%	2.43%	2.19%	2.65%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	5.34%	8.77%	5.77%	8.46%

Net portfolio yield (5)	18.12%	14.21%	17.41%	14.57%
Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.12%	10.22%	10.38%	10.67%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	8.00%	3.99%	7.03%	3.90%

Write-off to liquidation (8)	11.27%	14.62%	11.07%	12.90%

Net charge-off percentage (9)	8.39%	11.15%	8.12%	10.27%

Note: All three and nine month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Finance revenue represents interest and fee income on finance receivables and does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $55,000 and $48,000 during the three-month periods ended December 31, 2009 and 2008 and $164,000 and $259,000 during the nine-month periods ended December 31, 2009 and 2008, respectively.
(7)	Pre-tax yield represents net portfolio yield minus marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2009 compared to three months ended December 31, 2008

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 9% to approximately $14.4 million for the three-month period ended December 31, 2009 from $13.2 million for the corresponding period ended December 31, 2008. Average finance receivables, net of unearned interest equaled approximately $226.3 million for the three-month period ended December 31, 2009, an increase of 9% from $208.4 million for the corresponding period ended December 31, 2008. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and the opening of one additional branch location. The gross finance receivable balance increased 9% to approximately $316.3 million as of December 31, 2009, from $291.5 million as of December 31, 2008. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 25.41% for the three-month period ended December 31, 2008 to 25.37% for the three-month period ended December 31, 2009. The net portfolio yield increased from 14.21% for the three-month period ended December 31, 2008 to 18.12% for the corresponding period ended December 31, 2009. The gross portfolio yield decreased primarily due to a lower weighted annual percentage rate (“APR”) earned on finance receivables. The net portfolio yield increased primarily due to a decrease in the average cost of borrowed funds and a reduction in the provision for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $5.8 million for the three-month period ended December 31, 2009 from approximately $5.4 million for the corresponding period ended December 31, 2008. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.12% for the three-month period ended December 31, 2009 from 10.22% for the three-month period ended December 31, 2008.

Interest Expense

Interest expense decreased to approximately $1.1 million for the three-month period ended December 31, 2009 from $1.3 million for the three-month period ended December 31, 2008. The average indebtedness for the three-month period ended December 31, 2009 increased to approximately $110.1 million as compared to $104.1 million for the corresponding period ended December 31, 2008. The Company’s average cost of borrowed funds decreased to 3.92% for the three-month period ended December 31, 2009 as compared to 4.87% for the corresponding period ended December 31, 2008. The weighted-average 30-day LIBOR rate decreased to 0.28% for the three months ended December 31, 2009 as compared to 2.89% for the corresponding period ended December 31, 2008. The decrease driven by the reduction in 30-day LIBOR rates was offset in part by the increase in average indebtedness and impacted by notional amounts of interest rate swap agreements, which convert a substantial portion of the Company’s floating rate debt to fixed rate debt. The weighted average notional amount of interest rate swaps was $57.4 million at a weighted average fixed rate of 3.91% for the three months ended December 31, 2009 as compared to $80.0 million at 4.01% for the corresponding period ended December 31, 2008. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”. The average cost of borrowings in future periods will continue to be impacted by such factors as well as pricing options under the new credit agreement entered into on January 12, 2010. For further discussions regarding the new credit agreement and the increase of amounts available under the Line see note 9 – “Subsequent Events”.

Nine months ended December 31, 2009 compared to nine months ended December 31, 2008

Interest Income and Loan Portfolio

Interest income and fee on finance receivables, predominately finance charge income, increased 6% to approximately $42.2 million for the nine-month period ended December 31, 2009 from $39.8 million for the corresponding period ended December 31, 2008. Average finance receivables, net of unearned interest equaled approximately $221.6 million for the nine-month period ended December 31, 2009, an increase of 7% from $206.8 million for the corresponding period ended December 31, 2008. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and the opening of two additional branch locations. The gross finance receivable balance increased 9% to approximately $316.3 million as of December 31, 2009, from $291.5 million as of December 31, 2008. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 25.68% for the nine-month period ended December 31, 2008 to 25.37% for the nine-month period ended December 31, 2009. The net portfolio yield increased from 14.57% for the nine-month period ended December 31, 2008 to 17.41% for the corresponding period ended December 31, 2009. The gross portfolio yield decreased primarily due to a lower weighted annual percentage rate (“APR”) earned on finance receivables. The net portfolio yield increased primarily due to a decrease in the average cost of borrowed funds and a reduction in the provision for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $17.4 million for the nine-month period ended December 31, 2009 from approximately $16.8 million for the corresponding period ended December 31, 2008. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.38% for the nine-month period ended December 31, 2009 from 10.67% for the nine-month period ended December 31, 2008. The Company has implemented certain cost control measures which have reduced operating expenses during the nine-month period ended December 31, 2009.

Interest Expense

Interest expense decreased to approximately $3.6 million for the nine-month period ended December 31, 2009 from $4.1 million for the nine-month period ended December 31, 2008. The average indebtedness for the nine-month period ended December 31, 2009 increased to approximately $106.5 million as compared to $103.7 million for the corresponding period ended December 31, 2008. The Company’s average cost of borrowed funds decreased to 4.57% for the nine-month period ended December 31, 2009 as compared to 5.28% for the corresponding period ended December 31, 2008. The weighted-average 30-day LIBOR rate decreased to 0.35% for the nine months ended December 31, 2009 as compared to 2.67% for the corresponding period ended December 31, 2008. The decrease driven by the reduction in 30-day LIBOR rates was offset in part by the increase in average indebtedness and impacted by notional amounts of interest rate swap agreements, which convert a substantial portion of the Company’s floating rate debt to fixed rate debt. The weighted average notional amount of interest rate swaps was $72.5 million at a weighted average fixed rate of 3.98% for the nine months ended December 31, 2009 as compared to $74.8 million at 4.03% for the corresponding period ended December 31, 2008. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”. The average cost of borrowings in future periods will continue to be impacted by such factors as well as pricing options under the new credit agreement entered into on January 12, 2010. For further discussions regarding the new credit agreement and the increase of amounts available under the Line see note 9 – “Subsequent Events”.

Contract Procurement

The Company purchases Contracts in the twelve states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month and nine-month periods ended December 31, 2009 and 2008, less than 3% were for new vehicles. As of December 31, 2009, the average model year of vehicles collateralizing the portfolio was a 2004 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
State	2009	2008	2009	2008
FL	$9,532,921	$8,232,199	$33,171,711	$31,900,120
GA	3,190,248	2,323,341	9,277,157	8,245,818
NC	2,554,986	1,833,047	8,951,415	8,164,930
SC	375,972	383,500	1,679,072	1,672,662
OH	4,324,446	3,326,428	13,416,153	11,699,003
MI	819,325	746,055	2,709,104	2,100,454
VA	674,073	787,132	2,427,836	3,591,065
IN	1,434,669	1,598,370	4,762,365	5,163,710
KY	1,842,929	1,307,285	6,001,275	4,534,183
MD	156,294	158,808	728,913	1,512,474
AL	917,992	759,085	2,880,657	2,649,310
TN	403,594	270,181	1,574,038	1,478,971

Total	$26,227,449	$21,725,431	$87,579,696	$82,712,700

	Three months ended December 31,		Nine months ended December 31,
Contracts	2009	2008	2009	2008
Purchases	$26,227,449	$21,725,431	$87,579,696	$82,712,700

Weighted APR	23.27%	23.73%	23.50%	24.05%

Average discount	9.08%	9.23%	9.07%	9.03%

Weighted average term (months)	48	49	48	48

Average loan	$9,486	$9,377	$9,465	$9,455

Number of Contracts	2,765	2,317	9,253	8,748

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
Direct Loans Originated	2009	2008	2009	2008
Originations	$1,007,170	$1,112,116	$3,018,240	$3,487,067

Weighted APR	26.83%	27.30%	26.69%	27.15%

Weighted average term (months)	23	23	23	24

Average loan	$2,630	$2,371	$2,629	$2,531

Number of loans	383	469	1,148	1,378

Analysis of Credit Losses

As of December 31, 2009, the Company had 1,036 active static pools. The average pool upon inception consisted of 61 Contracts with aggregate finance receivables, net of unearned interest, of approximately $571,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Balance at beginning of period	$28,060,990	$23,183,977	$24,926,076	$20,112,260
Discounts acquired on new volume	2,380,471	1,980,990	7,939,936	7,359,920
Current period provision	2,921,300	4,390,700	9,463,038	12,485,249
Losses absorbed	(5,249,383)	(6,193,349)	(14,874,430)	(16,981,767)
Recoveries	506,933	452,373	1,416,590	1,326,309
Discounts accreted	(52,321)	(166,670)	(303,220)	(653,950)

Balance at end of period	$28,567,990	$23,648,021	$28,567,990	$23,648,021

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.
	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Balance at beginning of period	$405,000	$483,174	$513,067	$335,057
Current period provision	98,286	176,939	133,463	629,795
Losses absorbed	(74,826)	(121,906)	(245,355)	(454,881)
Recoveries	16,175	12,911	43,460	41,147

Balance at end of period	$444,635	$551,118	$444,635	$551,118

The Company has seen evidence that the changes made to underwriting guidelines approximately one year ago have resulted in a positive effect on the static pools originated during that same timeframe. During comparable liquidation cycles, the default rate for static pools originated during the last year has decreased when compared to the preceding year’s performance. However, from a historical perspective, charge-off rates remain high and the Company believes that continued weakness in employment will make it difficult for additional improvement. As a result, the Company experienced a lower net charge-off percentage of 8.39% during the three-month period ended December 31, 2009 as compared to 11.15% for the three-month period ended December 31, 2008. The Company experienced a lower net charge-off percentage of 8.12% during the nine-month period ended December 31, 2009 as compared to 10.27% for the nine-month period ended December 31, 2008. While the Company is encouraged with the decline in net charge-offs for these periods, it remains concerned over elevated delinquency levels, leading to an increase in the overall allowance for credit losses as a percentage of finance receivables.

The average dealer discount associated with new volume for the three months ended December 31, 2009 and 2008 were 9.08% and 9.23%, respectively. The average dealer discount associated with new volume for the nine months ended December 31, 2009 and 2008 were 9.07% and 9.03%, respectively. The amount of discount is a result of credit quality associated with contracts purchased and the competition in the markets in which the Company operates. The Company intends to remain focused on maintaining these discount levels to help off-set above average loss rates.

With the decrease in the net charge off percentage noted above, the provision for credit losses decreased from approximately $4.6 million for the three-month period ended December 31, 2008, to $3.0 million for the three-month period ended December 31, 2009. The provision for credit losses decreased from approximately $13.1 million for the nine-month period ended December 31, 2008, to $9.6 million for the nine-month period ended December 31, 2009. The Company’s losses absorbed as a percentage of liquidation decreased from 14.62% for the three months ended December 31, 2008, to 11.27% for the three months ended December 31, 2009. The Company’s losses absorbed as a percentage of liquidation decreased from 12.90% for the nine months ended December 31, 2008, to 11.07% for the nine months ended December 31, 2009. In addition, excess provisions reversed, increased from $68,000 for the three-month period ended December 31, 2008 to approximately $214,000 for the three-month period ended December 31, 2009. Excess provisions reversed increased from $78,000 for the nine-month period ended December 31, 2008 to approximately $467,000 for the nine-month period ended December 31, 2009. The reversal of provisions previously recorded in each period was due to the favorable charge-off performance of static pools originated from April 2005 through June 2006.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 9%-11% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. Effective October 1, 2008, the Company modified its Contract procurement underwriting guidelines. The primary changes include: raising the minimum income required by the debtor to qualify for loan approval, reducing the maximum dollar amount that can be advanced for certain loan applications, and the maximum dollar amount that can be approved by a branch manager on certain approvals. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, the economic impact of any government sponsored stimulus package, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three and nine months ended December 31, 2009; however, the changes made to underwriting guidelines approximately one year ago have resulted in a positive effect on the static pools originated during that same timeframe.

Recoveries as a percentage of charge-offs increased from approximately 8% for the three months ended December 31, 2008 to approximately 11% for the three months ended December 31, 2009. Recoveries as a percentage of charge-offs increased from approximately 9% for the nine months ended December 31, 2008 to approximately 11% for the nine months ended December 31, 2009. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period and the Company does not attribute this increase to any particular change in operational strategy or economic event.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
December 31, 2009	$310,682,358	$11,437,840	$3,810,954	$1,819,393	$17,068,187
		3.68%	1.23%	0.59%	5.50%

December 31, 2008	$283,571,200	$12,454,035	$5,022,847	$1,777,122	$19,254,004
		4.39%	1.78%	0.62%	6.79%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
December 31, 2009	$5,599,857	$141,300	$83,097	$44,320	$268,717
		2.52%	1.48%	0.79%	4.79%

December 31, 2008	$7,894,781	$234,606	$124,840	$97,807	$457,253
		2.97%	1.58%	1.24%	5.79%

The delinquency percentage for Contracts more than thirty days past due as of December 31, 2009 was 5.50% as compared to 6.79% as of December 31, 2008. The delinquency percentage for direct loans more than thirty days past due as of December 31, 2009 was 4.79% as compared to 5.79% as of December 31, 2008.

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

Income Taxes

Driven by increases in operating income, the provision for income taxes increased to approximately $1.8 million for the three months ended December 31, 2009 as compared to approximately $144,000 for the three months ended December 31, 2008. The provision for income taxes increased to approximately $4.7 million for the nine months ended December 31, 2009 as compared to approximately $1.6 million for the nine months ended December 31, 2008. The Company’s effective tax rate increased from 38.08% for the three months ended December 31, 2008 to 38.66% for the three months ended December 31, 2009. The Company’s effective tax rate increased from 38.09% for the nine months ended December 31, 2008 to 38.41% for the nine months ended December 31, 2009. The primary reason for increases in the effective tax rate was the result of a portion of the Company’s taxable income reaching the 35% maximum Federal tax rate.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31,
	2009	2008
Cash provided by (used in):
Operating activities	$15,172,766	$16,294,883
Investing activities (primarily purchase of Contracts)	(20,871,528)	(18,095,233)
Financing activities	8,734,873	1,398,035

Net increase (decrease) in cash	$3,036,111	$(402,315)

The Company’s primary use of working capital for the nine months ended December 31, 2009 was the funding of the purchase of Contracts. The Company’s Line is secured by all of the assets of the Company’s Nicholas Financial, Inc. subsidiary. As of December 31, 2009 the Company could borrow the lesser of $115.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 162.5 basis points or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of December 31, 2009, the amount outstanding under the Line was approximately $110.4 million and the amount available under the Line was approximately $4.6 million.

Amounts outstanding under the Line have increased by $8.3 million during the nine months ended December 31, 2009. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables.

On January 12, 2010, the Company executed a new agreement with its consortium of lenders that increases the size of the Line from $115.0 million to $140.0 million. The contract extends the maturity date to November 30, 2011 and includes Wells Fargo Preferred Capital as a new participant in the Company’s consortium of lenders. This amendment was effective January 12, 2010. The pricing of the new agreement is 300 basis points above 30-day Libor with a 1% floor on Libor. The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations including the growth of existing branches and future branch openings (see “Future Expansion” below).

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is currently in compliance with all of its debt covenants but, during the current economic slowdown, a breach of one or more of these covenants could occur prior to November 30, 2011. The Company’s consortium of lenders could place the Company in default if certain covenants were breached and take one or more of the following actions: increase the Company’s borrowing costs; restrict the Company’s ability to obtain additional borrowings under the Line; accelerate all amounts outstanding under the Line; or enforce its interests against collateral securing the Line. The Company believes its lenders will continue to allow it to operate in the event of a condition of default; however no assurance can be given that this would occur.

The Company has entered into interest rate swap agreements, each of which, in effect, convert a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. As of December 31, 2009, approximately 45% of the Company’s borrowings under the Line were subject to interest rate swap agreements as compared to 78% as of March 31, 2009. These swap agreements have maturities ranging from May 19, 2010 through February 2, 2011. Consistent with the Company’s objective to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt, the Company is evaluating the extent to which it will enter additional interest rate swap agreements, if any, in managing fluctuating interest rate exposure under the new credit agreement.

On November 10, 2009 the Board of Directors declared a 10% stock dividend on December 7, 2009 to shareholders of record on November 20, 2009. As a result of this stock dividend, an entry of approximately $6.5 million was made to reflect the re-capitalization of shareholders’ equity from retained earnings to paid in capital. This amount was derived from using the quoted market value of the shares at the date of declaration ($6.10) times the number of shares issued as a result of the 10% stock dividend. All references in the condensed consolidated financial statements and notes to the number of shares outstanding, per share amounts, and share awards of the Company’s common shares have been restated to reflect the effect of the stock dividend for all periods presented.

Future Expansion

The Company currently operates a total of fifty branch locations in twelve states, including nineteen in Florida, seven in Ohio, six in North Carolina, five in Georgia, three in Kentucky, two in Virginia, two in Indiana, two in Alabama and one in Michigan, Maryland, South Carolina, and Tennessee. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in outstanding finance receivables, net of unearned interest. To date, ten of our branches have reached this capacity. While the Company remains cautious, we are encouraged that the economy is showing some signs of stability and, subject to favorable market conditions, we will proceed with our planned expansion. We expect to open a second location in Tennessee, specifically in Antioch, during our fourth quarter ending March 31, 2010. We also plan on opening two additional branch locations during the first quarter of fiscal year 2011 which ends June 30, 2010. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, could open additional branch locations during the remaining quarters of fiscal 2011. The Company remains open to acquisitions should an opportunity present itself.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. During fiscal 2009, the Company undesignated all of its interest rate swaps as cash flow hedges. (See note 6 - “Interest Rate Swap Agreements”) The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual General Meeting of Shareholders was held on August 11, 2009. The information set forth in this Item 4 was inadvertently omitted from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2009.

(b)	At the Company’s Annual General Meeting of Shareholders, the following directors were reelected for terms expiring in 2012 by the votes indicated below:

	Shares Voted For	Shares Abstaining	Shares Withholding Authority
Scott Fink	8,417,579	17,863	—
Alton R. Neal	8,378,263	95,499	—

The directors whose terms of office as directors continued after the meeting were Peter L. Vosotas, Ralph T. Finkenbrink and Stephen Bragin.

(c)	The only matter other than election of directors, brought for a vote at the Company’s Annual General Meeting of Shareholders, passed by the following vote:

	Shares Voted For	Shares Abstaining	Shares Withholding Authority
Approval of Appointment of Dixon Hughes PLLC as the Company’s independent auditors	8,014,355	—	420,555

ITEM 6. EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC. (Registrant)

Date: February 16, 2010	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: February 16, 2010	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President,
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amended and Restated Loan and Security Agreement, dated January 12, 2010

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350