Form 10-Q/A
period 2009-12-31
NICHOLAS FINANCIAL INC
filed 2010-03-23
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

NICHOLAS FINANCIAL, INC.

FORM 10-Q/A

Amendment No. 1

		Page
Part II.	Other Information

Item 6.	Exhibits	2

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amendment”) of Nicholas Financial, Inc. (the “Company”) is being filed solely to refile Exhibit 10.1 to include the exhibits and schedules to the Company’s Second Amended and Restated Loan and Security Agreement, dated January 12, 2010.

Except as identified in the immediately preceding paragraph, no other items included in the original Quarterly Report on Form 10-Q for the three months ended December 31, 2009 have been amended. Additionally, this Amendment does not purport to provide an update for or a discussion of any developments subsequent to the filing of the original Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: March 23, 2010	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: March 23, 2010	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President,
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amended and Restated Loan and Security Agreement, dated January 12, 2010 (including the exhibits and schedules thereto)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

E-1