Form 10-K
period 2010-03-31
NICHOLAS FINANCIAL INC
filed 2010-06-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2010

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

2454 McMullen Booth Road, Building C

Clearwater, Florida 33759

(Address of Principal Executive Offices, Including Zip Code)

(727) 726-0763

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: Common Stock, no par value

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 11, 2010, 11,741,840 shares of the Registrant’s Common Stock, no par value, were outstanding.

At September 30, 2009, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $53,340,000

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2010 Annual General Meeting of Shareholders currently scheduled to be held on August 11, 2010, expected to be filed with the Commission pursuant to Regulation 14A on or about July 9, 2010, are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (“Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively the “Company”), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under the caption “Risk Factors” set forth in “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, the availability of capital at acceptable rates and terms, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on retail installment sales contracts (“Contracts”), regulatory changes in the Company’s existing and future markets, and the Company’s ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s filings made with the US Securities and Exchange Commission (“SEC”), including its reports on Forms 10-Q, 8-K and 10-K and annual reports to shareholders.

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. (“Nicholas Financial”) and Nicholas Data Services, Inc., (“NDS”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing Contracts for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct loans and sells consumer-finance related products. NDS is engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial’s financing activities accounted for more than 99% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2010, 2009 and 2008. NDS’s activities accounted for less than 1% of consolidated revenues during the same periods.

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

Growth Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. The Company seeks to expand its automobile financing program in all twelve states — Alabama, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, South Carolina, Tennessee and Virginia — in which it currently operates by increasing the business generated at its existing branch locations and by targeting certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company’s strategy is to monitor these markets and ultimately decide if and where it will open additional branch locations. Since April 1, 2009, the Company has opened four new branches; the Company did not close any branches during the same period. The Company will continue to evaluate any branch locations that do not meet its minimum profitability targets and may elect to close one or more of these branches in the future. As of the date of this Report, the Company has no plans to close any branches within the fiscal year ending March 31, 2011, although no assurances can be given that it will not do so. The Company also continues to analyze other markets in states in which it does not currently operate for expansion opportunities. Although the Company has not made any bulk purchases of Contracts in the past decade, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

The recent downturn in economic market conditions has had a significant impact on the Company’s direct consumer loan business. The Company does not expect to see growth in its direct loan portfolio until market conditions improve and stabilize. In addition, the Company is currently considering whether to continue to seek to expand its direct consumer loan business or focus solely on the growth of its automobile financing program. As of the date of this Report, no final determination has been made in this regard.

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

The Company’s automobile finance programs are currently conducted in twelve states through a total of 52 branch offices, consisting of nineteen in Florida, seven in Ohio, six in North Carolina, five in Georgia, three in Kentucky, two in each of Alabama, Indiana, Tennessee, Michigan and Virginia and one in each of Maryland and South Carolina. As of March 31, 2010 the Company had non-exclusive agreements with approximately 3,800 dealers, of which approximately 1,500 are active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representation and warranties of the dealer in favor of the Company.

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

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition determines the discount that the Company can charge. Typically, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2010, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains potentially liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Contract Procurement

The Company purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 2% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2010 was a 2004 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

	Maximum allowable interest rate (1)	Fiscal year ended March 31,
State		2010	2009	2008

Alabama	(2)	$4,094,540	$3,448,113	$2,570,603

Florida	18-30% (3)	46,471,616	43,733,812	50,447,849

Georgia	18-30% (3)	13,439,117	11,255,611	12,311,278

Indiana	21%	6,731,647	7,131,943	4,990,032

Kentucky	18-25% (3)	8,238,952	6,108,872	5,409,996

Maryland	24%	943,390	1,787,966	4,556,303

Michigan	25%	3,796,999	3,102,467	1,983,858

North Carolina	18-29% (3)	11,779,435	10,926,757	12,602,042

Ohio	25%	18,176,574	17,028,665	14,746,718

South Carolina	(2)	2,064,958	2,374,384	3,978,758

Tennessee	(2)	2,410,273	2,027,994	51,613

Virginia	(2)	3,459,237	4,400,675	4,880,380

Total		$121,606,738	$113,327,259	$118,529,430

(1)	The maximum allowable interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 29% per annum.
(3)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31,
Contracts	2010	2009	2008
Purchases	$121,606,738	$113,327,259	$118,529,430
Weighted APR	23.55%	24.06%	24.23%
Average discount	9.11%	9.14%	8.32%
Weighted average term (months)	48	48	48
Average loan	$9,422	$9,340	$9,315
Number of contracts	12,907	12,134	12,725

Direct Loans

The Company currently originates direct loans in Florida, Georgia and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $3,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a direct loan license in Alabama, Indiana, Kentucky, Maryland, Michigan, Ohio, South Carolina, Tennessee, or Virginia, and none is presently required in Georgia (as the Company currently does not make direct loans under $3,000 in that state). Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. The Company does not expect to pursue a direct loan license in any other state during the fiscal year ending March 31, 2011. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s direct loan program was implemented in April 1995 and currently accounts for approximately 2% of annual consolidated revenues for the Company. As of March 31, 2010, loans made by the Company pursuant to its direct loan program constituted approximately 1% of the aggregate principal amount of the Company’s loan portfolio.

In connection with its direct loan program, the Company also offers health and accident insurance coverage and credit life insurance to customers. Customers in approximately 74% of the 2,008 direct loan transactions outstanding as of March 31, 2010 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the customer.

The following table presents selected information on direct loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31,
Direct loan originations	2010	2009	2008
Originations	$3,708,998	$4,326,599	$8,132,273
Weighted APR	25.93%	27.09%	25.57%
Weighted average term (months)	26	24	29
Average loan	$2,705	$2,565	$3,332
Number of contracts	1,371	1,687	2,441

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

Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer’s background, employment, and credit history. The Company also obtains credit reports from Equifax, TRW and/or TransUnion, which are independent credit reporting services. The Company verifies the consumer’s employment history, income and residence. In most cases, consumers are interviewed by telephone by a Company application processor. The Company also considers the customer’s prior payment history with the Company, if any, as well as the collateral value of the vehicle being financed.

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

The Company uses essentially the same criteria in analyzing a direct loan as it does in analyzing the purchase of a Contract. Lending decisions regarding direct loans are made based upon a review of the customer’s loan application, credit history, job stability, income, in-person interviews with a Company loan officer and the value of the collateral offered by the borrower to secure the loan. To date, since the majority of the Company’s direct loans have been made to individuals whose automobiles have been financed by the Company, the customer’s payment history under his or her existing or past Contract is a significant factor in the lending decision.

After reviewing the information included in the Contract or direct loan application and taking the other factors into account, a Company employee categorizes the customer using internally developed credit classifications of “1,” indicating higher creditworthiness, through “5,” indicating lower creditworthiness. In the absence of other factors, such as a favorable payment history on a Contract held by the Company, the Company generally makes direct loans only to individuals rated in categories “3” or better. Contracts are financed for individuals who fall within all five acceptable rating categories utilized, “1” through “5”. Usually a customer who falls within the two highest categories is purchasing a two to four-year old, low mileage used automobile from the inventory of a new car or franchise dealer, while a customer in either of the two lowest categories is purchasing an older, high mileage automobile from an independent used automobile dealer.

The Company utilizes its Loss Recovery Department (the “LRD”) to perform on-site audits of branch compliance with Company underwriting guidelines. LRD audits Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the Branch Manager, previous branch audit score and current and historical branch profitability. LRD reports directly to the Accounting and Administrative Management of the Company. The Company believes that an independent review and audit of its branches that is not tied to the sales function of the Company is imperative in order to assure the information obtained is impartial.

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

The minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses associated with the repossession incurred by the Company. If satisfactory arrangements for return of the vehicle are not made within the statutory period, the Company then sends title to the vehicle to the applicable state title transfer department, which then registers the vehicle in the name of the Company. The Company then either sells the vehicle to a dealer or has it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time the Company takes possession of a vehicle and the time it is sold to a dealer or at auction. When the Company determines that there is a reasonable likelihood of recovering part or all of any deficiency against the customer under the Contract, it pursues legal remedies available to it, including lawsuits, judgment liens and wage garnishments. Historically, the Company has recovered approximately 10-15% of deficiencies from such customers. Proceeds from the disposition of the vehicles are not included in calculating the foregoing percentage range.

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

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 1,500 dealers that the Company currently has active Contractual relationships with accounted for over 1% of its business volume for any of the fiscal years ended March 31, 2010, 2009 or 2008.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that the Company must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Alabama, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. Compliance with existing laws and regulations has not had a material adverse effect on the Company’s operations to date. The Company’s management believes that the Company maintains all requisite licenses and permits and is in material compliance with all applicable local, state and federal laws and regulations. The Company periodically reviews its branch office practices in an effort to ensure such compliance. The following constitute certain of the existing federal, state and local statutes and ordinances with which the Company must comply:

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

In addition, as part of their respective financial regulatory reform bills, both houses of the U.S. Congress have proposed the creation of a new consumer protection agency authorized to oversee consumer lending and financial products and practices. Under the proposed legislation, this agency would have the authority to, among other things, ban so-called predatory consumer finance products and practices and require lenders to revise their contract and disclosure forms. As of the date of this Report, the Company cannot predict with any certainty whether any such legislation will be passed or, if passed, what additional compliance or other obligations, if any, will be imposed on the Company.

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2010 the Company employed a total of 263 persons, 3 of whom work for NDS and 260 of whom work for Nicholas Financial. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Item 1A. Risk Factors

The following factors, as well as other factors not set forth below, may adversely affect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

Our profitability and future growth depend on our continued access to bank financing.

The profitability and growth of our business currently depend on our ability to access bank debt at competitive rates. We currently depend on a $140.0 million line of credit facility with a financial institution to finance our purchases of Contracts and fund our direct loans. This line of credit currently has a maturity date of November 30, 2011 and is secured by substantially all our assets. At March 31, 2010, we had approximately $107.3 million outstanding under the line of credit and approximately $32.7 million available for additional borrowing.

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

Our profitability depends, to a material extent, on the performance of Contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because a large portion of our loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due to their credit history. Although we attempt to mitigate these high credit risks with our underwriting standards and collection procedures, these standards and procedures may not offer adequate protection against the risk of default, especially in difficult economic times such as have existed over much of the past twenty-four months. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. Higher than anticipated delinquencies and defaults on our Contracts would reduce our profitability.

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

Our business depends in large part upon our ability to establish and maintain relationships with reputable dealers who originate the Contracts we purchase. Although we believe we have been successful in developing and maintaining such relationships, such relationships are not exclusive, and many of them are not longstanding. There can be no assurances that we will be successful in maintaining such relationships or increasing the number of dealers with whom we do business, especially in light of higher than normal dealership closures as a result of the recent economic downturn, or that our existing dealer base will continue to generate a volume of Contracts comparable to the volume of such Contracts historically generated by such dealers.

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

We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or recession, such as has existed for much of the past twenty-four months, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. While we seek to manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, no assurance can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our business and financial condition.

Recent economic developments may continue to adversely affect our business and financial condition.

Recently, the United States has experienced a period of economic slowdown or recession that has, and may continue to, adversely affect our business and financial condition. High unemployment and continued lack of available credit have contributed to delinquencies and losses above our historical averages.

Additionally, fluctuating gasoline prices, unstable real estate values, resets of adjustable rate mortgages and other factors have adversely impacted consumer confidence and disposable income. These conditions have increased loss frequency, decreased consumer demand for automobiles and weakened collateral values on certain types of vehicles. Because we focus predominately on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on Contracts are higher than those experienced in the general automobile finance industry and have been materially affected by the recent economic downturn. If economic and credit conditions do not improve, our business and financial condition could be further adversely affected.

The auction proceeds we receive from the sale of repossessed vehicles and other recoveries are subject to fluctuation due to economic and other factors beyond our control.

If we repossess a vehicle securing a Contract, we typically have it transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the Contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 30-day lapse between the time we repossess a vehicle and the time it is sold by a dealer or at auction. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles at the time of sale. Such supply and demand are dependent on many factors. For example, the Consumer Assistance to Recycle and Save Act of 2009, which provided incentives to replace older vehicles with new, fuel-efficient vehicles in the second half of 2009, has resulted in a temporary reduction in the supply of used vehicles, thus temporarily bolstering used automobile prices. At the same time, during periods of economic slowdown or recession, such as has existed in the U.S. for much of the past 24 months, the demand for used cars may soften, resulting in depressed demand for used vehicles and decreased auction proceeds to us from the sale of repossessed automobiles. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. Decreased auction proceeds to us resulting from sales of used automobiles at depressed prices will result in losses and, in turn, reduced profitability.

An increase in market interest rates may reduce our profitability.

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the Contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and have entered into interest rate swap agreements relating to a portion of our outstanding debt with maturities ranging from July 2, 2010 through February 2, 2011. Each of these agreements effectively converts a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. These interest rate swap agreements may not adequately mitigate the impact of changes in interest rates, however, and we may not be able to enter into such agreements in the future.

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

Our growth and development to date have been largely dependent upon the services of Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, Ralph T. Finkenbrink, our Chief Financial Officer and Senior Vice President-Finance, and Douglas W. Marohn, our Senior Vice President-Branch Operations. We do not maintain key-man life insurance policies on these executives. Although we believe that we have sufficient additional experienced management personnel to accommodate the loss of any key executive, the loss of services of one or more of these executives could have a material adverse effect on our business and financial condition.

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

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. Our failure, or failure by dealers who originate the Contracts we purchase, to maintain all requisite licenses and permits, and to comply with other regulatory requirements, could result in consumers having rights of rescission and other remedies that could have a material adverse effect on our financial condition. Furthermore, any changes in applicable laws, rules and regulations, such as the additional or revised regulations that have recently been put forth by the U.S. Congress relating to the creation of a consumer financial protection agency, may make our compliance therewith more difficult or expensive or otherwise adversely affect our financial condition.

Our Chief Executive Officer and certain members of the Mahan family hold a significant percentage of our common stock and may take actions adverse to your interests.

Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, and certain members of the Mahan family, including the adult children of Marvin and Ingrid Mahan, and certain entities controlled by them, owned approximately 14.8% and 10.6%, respectively, of our common stock as of June 1, 2010. As a result, they may be able to significantly influence matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such transaction.

Our stock is lightly traded, which may limit your ability to resell your shares.

The average daily trading volume of our shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2010 was approximately 8,770 shares. Thus, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

We use various technologies in our business, including telecommunication, data processing, and integrated computer systems. Technology changes rapidly. Our ability to compete successfully with other financing companies may depend on our ability to efficiently and cost-effectively implement technological changes. Moreover, to keep pace with our competitors, we may be required to invest in technological changes that do not necessarily improve our profitability.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases its Corporate Headquarters and branch office facilities. The Company’s Headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 15,000 square feet of office space at an approximate cost of $20.00 per square foot. The current lease relating to this space expires in March 2013.

Each of the Company’s 52 branch offices located in Alabama, Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, South Carolina, Tennessee and Virginia consists of approximately 1,200 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of two to five years at annual rates ranging from approximately $10.00 to $29.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

Item 3. Legal Proceedings

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse affect on the Company’s financial condition or results of operations.

Item 4. [Note: Item Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “NICK.”

On November 10, 2009, the Board of Directors declared a 10% stock dividend on December 7, 2009 to shareholders of record on November 20, 2009. As a result of this stock dividend, an entry of approximately $6.5 million was made to reflect the re-capitalization of shareholders’ equity from retained earnings to common stock. This amount was derived from the quoted market value of the shares at the date of declaration ($6.10) times the number of shares issued as a result of the 10% stock dividend.

The following table sets forth the high and low sales prices of the Company’s common stock for the fiscal years ended March 31, 2010 and 2009, respectively. All of the pricing information contained in the table below has been restated to reflect the 10% stock dividend completed on December 7, 2009.

	High	Low
Fiscal year ended March 31, 2010
First Quarter	$5.25	$2.35
Second Quarter	$6.81	$4.69
Third Quarter	$7.60	$5.45
Fourth Quarter	$7.85	$6.66

	High	Low
Fiscal year ended March 31, 2009
First Quarter	$7.54	$5.09
Second Quarter	$6.34	$4.55
Third Quarter	$5.15	$2.01
Fourth Quarter	$3.79	$1.80

As of June 1, 2010, there were approximately 2,000 holders of record of the Company’s common stock.

The Company did not pay any cash dividends during the fiscal years ended March 31, 2010 or 2009. The Company currently anticipates that all of its earnings will be retained for expansion of the Company’s business, and it does not anticipate paying any cash dividends in the foreseeable future. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements, and other factors deemed relevant by the Board of Directors. In addition, the Company’s $140.0 million line of credit facility contains certain covenants which may restrict the Company’s ability to pay cash dividends, including a requirement that the lender pre-approve the declaration and payment of any cash dividend.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2010, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	666,930	$5.17	368,690

Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	666,930	$5.17	368,690

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Common shares for the five-year period ended March 31, 2010, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (SNL Autofinance Index). The stock performance graph assumes that the value of the investment in each of the Company’s Common shares, the NASDAQ Composite Index and the SNL Autofinance Index was $100 on April 1, 2005 and that all dividends were reinvested.

The graph displayed below is presented in accordance with SEC requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	03/31/2005	03/31/2006	03/31/2007	03/31/2008	03/31/2009	03/31/2010
Nicholas Financial, Inc.	$100.00	$99.25	$93.00	$51.42	$21.83	$63.08
NASDAQ Composite	100.00	117.03	121.13	114.00	76.46	119.94
SNL Autofinance Index	100.00	149.02	124.15	59.94	44.96	134.46

Item 6. Selected Financial Data

The following tables present selected consolidated financial data of the Company as of and for the fiscal years ended March 31, 2010, 2009, 2008, 2007 and 2006. The selected consolidated financial data have been derived from our consolidated financial statements. All historical share and per share amounts have been restated for all periods presented to reflect a three-for-two stock split, payable on June 17, 2005 in the form of a 50% stock dividend, to shareholders of record as of the close of business on June 3, 2005 and a 10% stock dividend payable on December 7, 2009 to shareholders of record as of the close of business on November 20, 2009.

You should read the selected consolidated financial data in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report.

	Fiscal Year ended March 31,
	2010	2009	2008	2007	2006
Statement of Operations Data
Interest income on finance receivables	$56,403,536	$53,032,438	$50,007,510	$46,590,436	$42,502,615
Sales	68,117	69,933	75,287	118,938	174,055

	56,471,653	53,102,371	50,082,797	46,709,374	42,676,670

Interest expense	5,169,736	5,384,532	6,310,465	5,535,599	4,332,414
Provision for credit losses	11,321,849	16,386,070	7,730,805	3,627,065	3,867,985
Salaries and employee benefits	14,380,695	13,349,523	12,572,039	11,994,082	11,326,909
Change in fair value of interest rate swaps	(1,034,869)	1,530,005	—	—	—
Other expenses	8,984,047	8,900,260	7,903,660	6,815,053	6,109,067

	38,821,458	45,550,390	34,516,969	27,971,799	25,636,375

Operating income before income taxes	17,650,195	7,551,981	15,565,828	18,737,575	17,040,295
Income tax expense	6,785,634	2,834,418	5,893,652	7,157,816	6,480,806

Net income	$10,864,561	$4,717,563	$9,672,176	$11,579,759	$10,559,489

Earnings per share – basic:	$0.95	$0.42	$0.88	$1.06	$0.97

Weighted average shares outstanding	11,470,318	11,273,811	11,002,756	10,922,938	10,860,561

Earnings per share – diluted:	$0.93	$0.41	$0.85	$1.02	$0.92

Weighted average shares outstanding	11,689,123	11,440,313	11,328,547	11,318,090	11,521,720

	As of and for the Fiscal Year ended March 31,
	2010	2009	2008	2007	2006
Balance Sheet Data
Total assets	$214,136,073	$197,782,175	$189,837,825	$173,019,248	$149,494,943
Finance receivables, net	202,439,754	186,694,369	179,043,344	164,364,715	140,197,738
Line of credit	107,274,971	102,030,195	99,937,198	94,012,099	82,415,917
Shareholders’ equity	97,437,283	85,017,713	78,576,439	69,806,985	58,249,175

Operating Data
Return on average assets	5.28%	2.43%	5.33%	7.18%	7.81%
Return on average equity	11.91%	5.77%	13.04%	18.08%	20.11%
Gross portfolio yield (1)	25.23%	25.57%	26.18%	27.01%	28.40%
Pre-tax yield (1)	7.51%	4.50%	8.22%	10.89%	11.45%
Total delinquencies over 30 days	3.16%	4.20%	3.45%	2.18%	1.59%
Write-off to liquidation (1)	9.87%	12.39%	9.08%	6.72%	5.44%
Net charge-off percentage (1)	7.37%	9.93%	8.24%	6.30%	4.98%
Automobile Finance Data & Direct Loan Origination
Contracts purchased/direct loans originated	$125,315,736	$117,653,858	$126,661,703	$128,865,697	$117,293,524
Average discount	9.11%	9.14%	8.32%	8.45%	8.78%
Weighted average contractual rate (1)	23.62%	24.17%	24.32%	23.99%	24.14%
Number of branch locations	52	48	47	47	42

(1)	See definitions on page 27.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada conducts its business activities through two wholly-owned Florida corporations: Nicholas Financial, which purchases and services Contracts, makes direct loans and sells consumer-finance related products; and NDS, which supports and updates certain computer application software. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for the fiscal years ended March 31, 2010, 2009, and 2008. Nicholas Financial-Canada, Nicholas Financial and Nicholas Data Services are collectively referred to herein as the “Company”.

The Company’s consolidated revenues increased for the fiscal year ended March 31, 2010 to $56.5 million as compared to $53.1 million and $50.1 million for the fiscal years ended March 31, 2009 and 2008, respectively. The Company’s consolidated net income increased for the fiscal year ended March 31, 2010 to $10.9 million as compared to $4.7 million and $9.7 million for the fiscal years ended March 31, 2009 and 2008, respectively. The Company’s earnings were positively impacted by a decrease in the net charge-off percentage from 9.93% for the fiscal year ended March 31, 2009 to 7.37% for the fiscal year ended March 31, 2010. The Company believes the decrease in the charge-off percentage is primarily attributable to the following factors: the increased market value of auctioned cars, stricter underwriting guidelines, and allocating additional recourses focused on collections. Other factors that contributed to fewer losses include lower gasoline prices and a decrease in the cost of food and other cost of living expenses. The Consumer Assistance to Recycle and Save Act of 2009 (“CARS”) established a program in which owners of vehicles were eligible to receive either $3,500 or $4,500, depending upon the amount of improved fuel efficiency. The program reduced the supply of used cars in the market, strengthening demand for used cars resulting in increases in the market value of used cars. The Company’s underwriting guidelines have been changed to increase the minimum income required by any applicant before loan approval can even be contemplated. The Company has reduced the maximum advance to any dealer, raised the minimum ENH beacon score, and reduced the maximum amount that can be financed.

As discussed in note 6 “Interest Rate Swap Agreements”, the Company made an economic decision which resulted in undesignating the interest rate swaps as cash flow hedges during the third quarter of the fiscal year ended March 31, 2009. Under accounting rules this has introduced volatility to the statement of income for changes in the fair value of interest rate swaps that historically have been captured in accumulated comprehensive income or loss in the statement of shareholders’ equity. The Company intends to hold interest rate swaps through their entire term. Accordingly, over the term of each interest rate swap agreement, the unrealized gains and losses from changes in the fair value of interest rate swaps, which are now recorded in the change in fair value of interest rate swaps line item of the statement of income, will net or offset to $0 and cumulatively have no impact on retained earnings.

For the fiscal year ended March 31, 2010, net earnings, excluding change in fair value of interest rate swaps, increased to $10.2 million as compared to $5.7 million and $9.7 million for the fiscal years ended March 31, 2009 and 2008, respectively. Per share diluted net earnings, excluding change in fair value of interest rate swaps, increased to $0.87 for the fiscal year ended March 31, 2010 as compared to $0.50 and $0.85 for the fiscal years ended March 31, 2009 and 2008, respectively. See reconciliations of the non-GAAP measures on the following page.

Reconciliation of Non-GAAP Financial Measures

This filing contains disclosures of non-GAAP financial measures including: net earnings, excluding change in fair value of interest rate swaps and per share diluted net earnings, excluding change in fair value of interest rate swaps. These measures utilize the GAAP terms “net income” and “diluted earnings per share” and adjust the GAAP terms to exclude the effect of mark-to-market adjustments and reclassifications of previously recorded accumulated comprehensive losses associated with interest rate swaps. Management believes this presentation provides additional and meaningful measures for the assessment of the Company’s ongoing results and performance. Prior to fiscal year ended March 31, 2009, the Company reported changes in the fair value of interest rate swaps through other comprehensive income under hedge accounting. Management believes that the inclusion of this non-GAAP measure provides consistency in its financial reporting and facilitates investors’ understanding of the Company’s historic operating trends by providing an additional basis for comparisons to prior periods. Management recognizes that the use of non-GAAP measures has limitations, including the fact that they may not be directly comparable with similar non-GAAP financial measures used by other companies. All non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be considered in isolation from, or as substitute for, financial information prepared in accordance with GAAP.

The following tables include reconciliations of GAAP reported net income to the non-GAAP measure, net earnings, excluding change in fair value of interest rate swaps as well as GAAP reported diluted earnings per share to the non-GAAP measure, per share diluted net earnings, excluding change in fair value of interest rate swaps. The non-GAAP measures exclude the effect of mark-to-market adjustments and reclassifications of previously recorded accumulated comprehensive losses associated with interest rate swaps.

	Fiscal Year ended March 31,
	2010	2009	2008
Net income, GAAP	$10,864,561	$4,717,563	$9,672,176
Mark-to-market (gain) loss on interest rate swaps, net of tax expense (benefit) of $397,856, ($574,157), and $0, respectively	(637,013)	955,848	—

Net earnings, excluding change in fair value of interest rate swaps (a)	$10,227,548	$5,673,411	$9,672,176

	Fiscal Year ended March 31,
	2010	2009	2008
Diluted earnings per share, GAAP	$0.93	$0.41	$0.85
Per diluted share mark-to-market (gain) loss on interest rate swaps	(0.06)	0.09	—

Per share diluted net earnings, excluding change in fair value of interest rate swaps (a)	$0.87	$0.50	$0.85

(a)	Represents a non-GAAP financial measure. See information on non-GAAP financial measures above.

Portfolio Summary	Fiscal Year ended March 31,
	2010	2009	2008

Average finance receivables, net of unearned interest (1)	$223,547,537	$207,402,047	$191,012,129

Average indebtedness (2)	$106,985,830	$103,126,653	$97,124,666

Interest and fee income on finance receivables (3)	$56,403,536	$53,032,438	$50,007,510

Interest expense	$5,169,736	$5,384,532	$6,310,465

Net interest and fee income on finance receivables	$51,223,800	$47,647,906	$43,697,045

Weighted average contractual rate (4)	23.62%	24.17%	24.32%

Average cost of borrowed funds (2)	4.83%	5.22%	6.50%

Gross portfolio yield (5)	25.23%	25.57%	26.18%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.31%	2.60%	3.30%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	5.06%	7.90%	4.05%

Net portfolio yield (5)	17.86%	15.07%	18.83%

Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.35%	10.57%	10.61%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	7.51%	4.50%	8.22%

Write-off to liquidation (8)	9.87%	12.39%	9.08%

Net charge-off percentage (9)	7.37%	9.93%	8.24%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents interest and fee income on finance receivables minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $213,000, $316,000, and $172,000 during the fiscal years ended 2010, 2009 and 2008, respectively.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total

March 31, 2010	$320,579,222	$7,613,284	$1,752,638	$778,606	$10,144,528
		2.37%	0.55%	0.24%	3.16%

March 31, 2009	$291,034,770	$8,737,694	$2,666,484	$848,608	$12,252,786
		3.00%	0.92%	0.29%	4.21%

March 31, 2008	$270,053,583	$6,747,067	$1,798,287	$831,647	$9,377,001
		2.50%	0.66%	0.31%	3.47%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total

March 31, 2010	$4,840,381	$98,854	$34,864	$14,383	$148,101
		2.04%	0.72%	0.30%	3.06%

March 31, 2009	$6,890,705	$173,517	$49,780	$42,672	$265,969
		2.52%	0.72%	0.62%	3.86%

March 31, 2008	$10,161,929	$181,244	$51,974	$58,065	$291,283
		1.79%	0.51%	0.57%	2.87%

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses.

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

Fiscal 2010 Compared to Fiscal 2009

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 6% to $56.4 million in fiscal 2010 from $53.0 million in fiscal 2009. The average finance receivables, net of unearned interest, totaled $223.5 million for the fiscal year ended March 31, 2010, an increase of 8% from $207.4 million for the fiscal year ended March 31, 2009. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the development of new markets in Ohio, North Carolina, Indiana and Virginia. The gross finance receivable balance increased 9% to $325.4 million at March 31, 2010 from $297.9 million at March 31, 2009. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 25.57% for the fiscal year ended March 31, 2009 to 25.23% for the fiscal year ended March 31, 2010. The net portfolio yield increased from 15.07% for the fiscal year ended March 31, 2009 to 17.86% for the fiscal year ended March 31, 2010. The gross portfolio yield decreased due to a lower weighted APR on contracts purchased during fiscal year 2010. The net portfolio yield increased primarily due to the decrease in provisions for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, and administrative expenses increased to $23.3 million for the fiscal year ended March 31, 2010 from $22.2 million for the fiscal year ended March 31, 2009. This increase of 5% was primarily attributable to additional staffing at existing branches. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest, decreased from 10.57% for the fiscal year ended March 31, 2009 to 10.35% for the fiscal year ended March 31, 2010.

Interest Expense

Interest expense decreased to $5.2 million for the fiscal year ended March 31, 2010 as compared to $5.4 million for the fiscal year ended March 31, 2009. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2010	2009
Variable interest under the line of credit facility	0.41%	2.10%
Settlements under interest rate swap agreements	2.32%	1.49%
Credit spread under the line of credit facility	2.10%	1.63%

Average cost of borrowed funds	4.83%	5.22%

The primary reason the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate which decreased to 0.29% for the fiscal year ended March 31, 2010 as compared to 2.12% for the fiscal year ended March 31, 2009. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a portion of the Company’s floating rate debt to fixed rate debt, as well as an increase in the credit spread under a new credit facility executed in the fourth quarter of the fiscal year ended March 31, 2010.

The weighted average notional amount of interest rate swaps was $67.8 million at a weighted average fixed rate of 3.95% during the fiscal year ended March 31, 2010 as compared to $80.0 million at 4.03% for the fiscal year ended March 31, 2009. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

On January 12, 2010, the Company executed a new line of credit facility. At this time, the pricing changed from 162.5 basis points above 30-day LIBOR to 300 basis points above 30-day LIBOR with a 1% floor on LIBOR. The average cost of borrowings in future periods will continue to be impacted by the pricing increases. For further discussions regarding the Company’s line of credit see note 5 – “Line of Credit”.

Analysis of Credit Losses

As of March 31, 2010, the Company had 1,055 active static pools. The average pool upon inception consisted of 60 Contracts with aggregate finance receivables, net of unearned interest, of approximately $563,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2010	2009

Balance at beginning of year	$24,926,076	$20,112,260
Discounts acquired on new volume	11,087,231	10,227,382
Current year provision	11,189,432	15,680,590
Losses absorbed	(18,404,659)	(22,143,156)
Recoveries	1,962,496	1,857,202
Discounts accreted	(351,998)	(808,202)

Balance at end of year	$30,408,578	$24,926,076

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the fiscal years ended March 31:

	2010	2009

Balance at beginning of year	$513,067	$335,057
Current year provision	132,417	705,480
Losses absorbed	(324,521)	(590,154)
Recoveries	61,906	62,684

Balance at end of year	$382,869	$513,067

The average dealer discount associated with new volume for the fiscal years ended March 31, 2010 and 2009 was 9.11% and 9.14%, respectively.

The provision for credit losses decreased to $11.3 million for the fiscal year ended March 31, 2010 from $16.4 million for the fiscal year ended March 31, 2009, largely due to the decrease in the net charge-off rate to 7.37% for the fiscal year ended March 31, 2010 as compared to 9.93% for the fiscal year ended March 31, 2009.

The Company’s losses as a percentage of liquidation decreased to 9.87% for the fiscal year ended March 31, 2010 as compared to 12.39% for the fiscal year ended March 31, 2009. Since the inception of the revised underwriting guidelines, the Company has seen improvements in the quality of its Contracts. During comparable liquidation cycles, the default rate for static pools originated since the revision of underwriting guidelines has decreased when compared to the preceding year’s performance.

Recoveries as a percentage of charge-offs were approximately 12% and 9% for the fiscal years ended March 31, 2010 and 2009, respectively. Recovery rates are influenced by general economic conditions and, as a result, the Company experienced increased recovery rates for the fiscal year ended March 31, 2010. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period and the Company does not attribute this increase to any particular change in operational strategy or economic event.

The delinquency percentage for Contracts more than thirty days past due as of March 31, 2010 decreased to 3.16% from 4.21% as of March 31, 2009. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2010 decreased to 3.06% from 3.86% as of March 31, 2009. The delinquency percentage decrease is attributable to allocating additional resources focused on collections, and stricter underwriting guidelines. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators to future performance of the portfolio.

The Company considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool by pool basis during each reporting period. While the Company is encouraged with the decline in net charge-offs and delinquency percentages for these periods, from a historical perspective, charge-off rates and delinquencies remain high; leading to an increase in the overall allowance for credit losses as a percentage of finance receivables. While unemployment rates have stabilized, they remain elevated which will make it difficult for additional improvement. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion.

Income Taxes

The provision for income taxes increased to approximately $6.8 million in fiscal year 2010 from approximately $2.8 million in fiscal year 2009 primarily as a result of higher pretax income. The Company’s effective tax rate increased from 37.53% in fiscal 2009 to 38.45% in fiscal 2010. The primary reason for this increase was an increase in the amount of taxable income subject to higher graduated tax rates associated with federal income taxes.

Fiscal 2009 Compared to Fiscal 2008

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 6% to $53.0 million in fiscal 2009 from $50.0 million in fiscal 2008. The average finance receivables, net of unearned interest, totaled $207.4 million for the fiscal year ended March 31, 2009, an increase of 9% from $191.0 million for the fiscal year ended March 31, 2008. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the development of two new markets in Alabama and Ohio. The gross finance receivable balance increased 6% to $279.9 million at March 31, 2009 from $280.2 million at March 31, 2008. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased from 26.18% for the fiscal year ended March 31, 2008 to 25.57% for the fiscal year ended March 31, 2009. The net portfolio yield decreased from 18.83% for the fiscal year ended March 31, 2008 to 15.07% for the fiscal year ended March 31, 2009. The gross portfolio yield decreased due to a combination of a change to reflect interest earned on a contractual basis, as opposed to on the basis of expected yield (see discussion under “Analysis of Credit Losses” below), a decrease in accretion of discounts due to deterioration in portfolio performance, and lower weighted APR on contracts purchased during fiscal year 2009. The net portfolio yield decreased due to the above factors, net of additional provisions for credit losses required for the change in the recognition of interest and the resulting affect on credit loss provisions.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to $22.2 million for the fiscal year ended March 31, 2009 from $20.4 million for the fiscal year ended March 31, 2008. This increase of 9% was primarily attributable to the additional staffing at several existing branches and increased administrative expenses driven by increased repossession and collective related expenses. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest, decreased from 10.61% for the fiscal year ended March 31, 2008 to 10.57% for the fiscal year ended March 31, 2009.

Interest Expense

Interest expense decreased from $6.3 million for the fiscal year ended March 31, 2008 as compared to $5.4 million for the fiscal year ended March 31, 2009. The average indebtedness for the fiscal year ended March 31, 2009 increased to $103.1 million as compared to $97.1 million for the fiscal year ended March 31, 2008. The average cost of borrowed funds decreased from 6.50% during the fiscal year ended March 31, 2008 to 5.22% during the fiscal year ended March 31, 2009. The primary reason the Company’s average cost of funds decreased is the weighted-average 30-day LIBOR rate decreased from 6.58% for the fiscal year ended March 31, 2008 as compared to 3.52% for the fiscal year ended March 31, 2009. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a portion of the Company’s floating rate debt to fixed rate debt. For further discussions regarding the Company’s cost of funds and the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

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

Reserves accreted into income for the fiscal year ended March 31, 2009 were approximately $808,000 as compared to $2.0 million for the fiscal year ended March 31, 2008. Provisions reversed for the fiscal years ended March 31, 2009 and 2008 were $85,000 and $367,000, respectively. The primary reason for the decrease in reserves accreted during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008 was an increase in the net charge-off percentage from 8.24% to 9.93%. The primary reason for reversal of provisions previously recorded was due to the charge-off performance of static pools originated from April 2005 through December 2005. These specific pools were originated, and the majority of their liquidation occurred, during more prosperous economic times. As a result, their accompanying charge-off rate was lower than those of static pools originated subsequent years.

The average dealer discount associated with new volume for the fiscal years ended March 31, 2009 and 2008 was 9.14% and 8.32%, respectively. The provision for credit losses increased from $7.7 million for the fiscal year ended March 31, 2008 to $16.4 million for the fiscal year ended March 31, 2009, largely due to the increase in the net charge-off rate from 8.24% for the fiscal year ended March 31, 2008 to 9.93% for the fiscal year ended March 31, 2009. The Company’s losses as a percentage of liquidation increased from 9.08% for the fiscal year ended March 31, 2008 to 12.39% for the fiscal year ended March 31, 2009. The longer term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion. The Company does not believe there were any significant changes in loan concentrations, or terms or quality of Contracts purchased during fiscal 2009 that would have contributed to the increase in losses.

Recoveries as a percentage of charge-offs were approximately 9% and 12% for the fiscal years ended March 31, 2009 and 2008, respectively. The Company believes that as it continues to expand its operations, it will become more difficult to implement its loss recovery model in geographic areas further away from its Corporate headquarters and, as a result, the Company will likely experience declining recovery rates over the long term. Recovery rates are also influenced by general economic conditions and, as a result, the Company experienced recovery rates for the fiscal year ended March 31, 2009 that were below historical averages.

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

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31,
	2010	2009	2008
Cash provided by (used in):

Operations	$21,325,918	$21,665,478	$16,857,053
Investing activities - (primarily purchase of Contracts)	(27,277,523)	(24,234,910)	(22,881,917)
Financing activities	5,752,924	2,004,556	6,823,121

Net (decrease) increase in cash	$(198,681)	$(564,876)	$798,257

The Company’s primary use of working capital during the fiscal year ended March 31, 2010 was the funding of the purchase of Contracts which are financed substantially through borrowings under the Company’s Line. During 2010, the Company increased the size of the Line and extended the maturity date to November 30, 2011. The Line is secured by all of the assets of Nicholas Financial. The Company may borrow the lesser of $140.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of March 31, 2010, the amount outstanding under the Line was approximately $107.3 million and the amount available under the Line was approximately $32.7 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $5.0 million and $2.1 million during the fiscal years ended March 31, 2010 and 2009, respectively. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is currently in compliance with all of its debt covenants but, during the current economic slowdown, a breach of one or more of these covenants could occur prior to the maturity date of the Line, which is November 30, 2011. The Company’s consortium of lenders could place the Company in default if certain covenants were breached and take one or more of the following actions: increase the Company’s borrowing costs; restrict the Company’s ability to obtain additional borrowings under the Line; accelerate all amounts outstanding under the Line; or enforce its interests against collateral securing the Line. The Company believes its lenders will continue to allow it to operate in the event of a condition of default; however no assurance can be given that this would occur.

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. Approximately 47% and 78% of the Company’s borrowings under the Line were subject to interest rate swap agreements as of March 31, 2010 and March 31, 2009, respectively. The decrease in this percentage is attributable to the maturing of swaps along with management’s ongoing evaluation of interest rate swap agreements necessary to meet the Company’s objective to minimize the cost of borrowings in light of current and expected future interest rates under the Line. The swap agreements as of March 31, 2010 have maturities ranging from May 19, 2010 through February 2, 2011.

Impact of Inflation

The Company is affected by inflation primarily through increased operating costs and expenses including increases in interest rates. Inflationary pressures on operating costs and expenses have been offset by the Company’s continued emphasis on stringent operating and cost controls.

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2010.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating leases	$2,948,791	$1,249,169	$1,626,482	$73,140	$—
Line of credit	107,274,971	—	107,274,971	—	—
Interest on line of credit[1]	9,007,978	5,074,578	3,933,400	—	—

Total	$119,231,740	$6,323,747	$112,834,853	$73,140	$—

[1]	Interest on outstanding borrowings under the Line as of March 31, 2010 based on an effective interest rate of 4.00% and the estimated effect of the interest rate swap settlements at March 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. During the fiscal year ended March 31, 2009, the Company undesignated all of its interest rate swaps as cash flow hedges. The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report (see pages 37-60)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries (“the Company”) as of March 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, included in the accompanying Management’s Report on Internal Control over Financial Reporting, and, accordingly, we do not express an opinion thereon.

/s/ Dixon Hughes PLLC

Atlanta, Georgia

June 14, 2010

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2010	2009
Assets
Cash	$1,533,894	$1,732,575
Finance receivables, net	202,439,754	186,694,369
Assets held for resale	1,070,131	1,058,481
Prepaid expenses and other assets	782,422	717,131
Property and equipment, net	661,093	774,472
Deferred income taxes	7,648,779	6,805,147

Total assets	$214,136,073	$197,782,175

Liabilities and shareholders’ equity
Line of credit	$107,274,971	$102,030,195
Drafts payable	941,207	975,240
Accounts payable and accrued expenses	6,140,965	5,553,680
Income taxes payable	420,819	206,451
Deferred revenues	1,137,150	1,244,136
Interest rate swaps	783,678	2,754,760

Total liabilities	116,698,790	112,764,462

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 11,718,870 and 11,411,145 shares issued, respectively (adjusted for stock dividend)	25,544,820	18,073,622
Accumulated other comprehensive loss	(178,090)	(755,919)
Retained earnings	72,070,553	67,700,010

Total shareholders’ equity	97,437,283	85,017,713

Total liabilities and shareholders’ equity	$214,136,073	$197,782,175

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Year ended March 31,
	2010	2009	2008
Revenue:
Interest and fee income on finance receivables	$56,403,536	$53,032,438	$50,007,510
Sales	68,117	69,933	75,287

	56,471,653	53,102,371	50,082,797
Expenses:
Cost of sales	18,288	17,497	34,590
Marketing	1,205,596	1,248,190	1,309,140
Salaries and employee benefits	14,380,695	13,349,523	12,572,039
Administrative	7,438,113	7,278,679	6,208,831
Provision for credit losses	11,321,849	16,386,070	7,730,805
Depreciation	322,050	355,894	351,099
Interest expense	5,169,736	5,384,532	6,310,465
Change in fair value of interest rate swaps	(1,034,869)	1,530,005	—

	38,821,458	45,550,390	34,516,969

Operating income before income taxes	17,650,195	7,551,981	15,565,828
Income tax expense	6,785,634	2,834,418	5,893,652

Net income	$10,864,561	$4,717,563	$9,672,176

Earnings per share:
Basic (adjusted for stock dividend)	$0.95	$0.42	$0.88

Diluted (adjusted for stock dividend)	$0.93	$0.41	$0.85

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock (adjusted for stock dividend)		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
Balance at March 31, 2007	10,982,640	$16,088,477	$408,237	$53,310,271	$69,806,985
Issuance of common stock under stock options	227,425	280,349	—	—	280,349
Issuance of restricted and performance share awards	42,900	—	—	—	—
Excess tax benefit on share awards, net	—	448,666	—	—	448,666
Share-based compensation	—	387,391	—	—	387,391
Net income	—	—	—	9,672,176	9,672,176
Change in fair value of interest rate swaps	—	—	(2,019,128)	—	(2,019,128)
Balance at March 31, 2008	11,252,965	17,204,883	(1,610,891)	62,982,447	78,576,439

Issuance of common stock under stock options	151,855	193,055	—	—	193,055
Issuance of restricted and performance share awards	6,325	—	—	—	—
Excess tax benefit on share awards, net	—	26,312	—	—	26,312
Share-based compensation	—	649,372	—	—	649,372
Net income	—	—	—	4,717,563	4,717,563
Accumulated other comprehensive loss reclassified into earnings	—	—	854,972	—	854,972
Balance at March 31, 2009	11,411,145	18,073,622	(755,919)	67,700,010	85,017,713

Issuance of common stock under stock options	165,825	269,206	—	—	269,206
Issuance of restricted share awards, net of forfeitures	127,600	—	—	—	—
Issuance of performance share awards	14,300	—	—	—	—
Excess tax benefit on share awards, net	—	257,600	—	—	257,600
Share-based compensation	—	450,374	—	—	450,374
Net income	—	—	—	10,864,561	10,864,561
Stock dividend	—	6,494,018	—	(6,494,018)	—
Accumulated other comprehensive loss reclassified into earnings	—	—	577,829	—	577,829

Balance at March 31, 2010	11,718,870	$25,544,820	$(178,090)	$72,070,553	$97,437,283

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$10,864,561	$4,717,563	$9,672,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	322,050	355,894	351,099
Gain on sale of property and equipment	(10,032)	(16,763)	(37,692)
Provision for credit losses	11,321,849	16,386,070	7,817,997
Deferred income taxes	(1,217,391)	(2,309,977)	44,523
Share-based compensation	450,374	649,372	387,391
Change in fair value of interest rate swaps	(1,034,869)	1,530,005	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(65,291)	(56,515)	(64,665)
Accounts payable and accrued expenses	587,285	(250,014)	(351,797)
Income taxes payable/recoverable	214,368	892,979	(912,176)
Deferred revenues	(106,986)	(233,136)	(49,803)

Net cash provided by operating activities	21,325,918	21,665,478	16,857,053

Cash flows from investing activities:
Purchase and origination of finance contracts	(110,184,843)	(103,378,183)	(111,091,212)
Principal payments received	83,117,609	79,341,088	88,594,586
Decrease( increase) in assets held for resale	(11,650)	71,702	(242,496)
Purchase of property and equipment	(208,671)	(295,272)	(189,845)
Proceeds from sale of property and equipment	10,032	25,755	47,050

Net cash used in investing activities	(27,277,523)	(24,234,910)	(22,881,917)

Cash flows from financing activities:
Net proceeds from line of credit	5,244,776	2,092,997	5,925,098
(Decrease) increase in drafts payable	(34,033)	(457,983)	141,276
Proceeds from exercise of stock options	269,206	193,055	280,349
Excess tax benefits from exercise of stock options, vesting of restricted share awards and issuance of performance share awards	272,975	176,487	476,398

Net cash provided by financing activities	5,752,924	2,004,556	6,823,121

Net (decrease) increase in cash	(198,681)	(564,876)	798,257
Cash, beginning of year	1,732,575	2,297,451	1,499,194

Cash, end of year	$1,533,894	$1,732,575	$2,297,451

Supplemental disclosure of noncash investing and financing activities:
(Increase) decrease in accumulated other comprehensive loss for change in fair value of interest rate swaps	$577,829	$854,972	$(2,019,128)

Shortfall of tax benefits from vesting of restricted share awards and issuance of performance share awards	$(15,375)	$(150,175)	$(27,732)

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS is engaged principally in the development, marketing and support of computer application software. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing retail installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, NFI also offers direct loans and sells consumer-finance related products. Both NDS and NFI are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Nicholas Financial – Canada and its wholly owned subsidiaries, NDS and NFI, collectively referred to as (the “Company”). All intercompany transactions and balances have been eliminated.

Stock Dividend

On November 10, 2009 the Boards of Directors declared a 10% stock dividend on December 7, 2009 to shareholders of record on November 20, 2009. As a result of this stock dividend, an entry of approximately $6.5 million was made to reflect the re-capitalization of shareholders’ equity from retained earnings to common stock. This amount was derived from the quoted market value of the shares at the date of declaration ($6.10) times the number of shares issued as a result of the 10% stock dividend. All references in the consolidated financial statements and notes to the number of shares outstanding, per share amounts, and share awards of the Company’s common shares have been restated to reflect the effect of the stock dividend for all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables, the net realizable value of assets held for resale and the fair value of interest rate swaps.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Finance Receivables

Finance receivables are recorded at cost, net of unearned interest, discounts and an allowance for credit losses. The amount of unearned interest, discounts and allowance for credit losses as of March 31, 2010 and March 31, 2009 are $122,979,849 and $111,231,106, respectively.

Allowance for Credit Losses

The allowance for credit losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). In addition to the charges against earnings, the reserve for credit losses has been established using dealer discounts to absorb potential credit losses. A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The entire amount of the discount is related to credit quality and is considered to be part of the credit loss reserve. The Company aggregates Contracts into static pools consisting of Contracts purchased during a three-month period for each branch location. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. As conditions change, the Company’s level of provisioning and/or allowance may change as well.

Assets Held for Resale

Assets held for resale are stated at net realizable value and consist primarily of automobiles that have been repossessed by the Company and are awaiting final disposition. Costs associated with repossession, transport and auction preparation expenses are reported under operating expenses in the period in which they were incurred.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases along with operating loss and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest or penalties during the three years ended March 31, 2010.

The Company files income tax returns in the U.S. Federal jurisdiction and various State jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for years before 2006. State jurisdictions that remain subject to examination range from 2006 to 2009 The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Revenue Recognition

Interest income on finance receivables is recognized using the effective interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of March 31, 2010, 2009 and 2008 the amount of gross finance receivables not accruing interest was approximately $2,580,000, $3,608,000 and $2,740,000, respectively.

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

The Company attributes its entire dealer discount to a reserve for credit losses. After the analysis of purchase date accounting is complete, any remaining potentially uncollectable amounts would be contemplated in estimating the allowance for loan losses.

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

Earnings Per Share (adjusted for stock dividend)

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Fiscal Year ended March 31,
	2010	2009	2008

Numerator for earnings per share – net income	$10,864,561	$4,717,563	$9,672,176

Denominator:
Denominator for basic earnings per share – weighted average shares	11,470,318	11,273,811	11,002,756
Effect of dilutive securities:
Stock options and other share awards	218,805	166,502	325,791

Denominator for diluted earnings per share	11,689,123	11,440,313	11,328,547

Earnings per share – basic	$0.95	$0.42	$0.88

Earnings per share – diluted	$0.93	$0.41	$0.85

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share (adjusted for stock dividend) (continued)

Diluted earnings per share does not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 331,650, 435,050, and 134,200 stock options were not included in the computation of diluted earnings per share for the years ended March 31, 2010, 2009 and 2008 respectively, because their effect would have been anti-dilutive.

Share-Based Payments

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

The Company estimates the fair value of each option award using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the options. Expected volatility is based upon the historical volatility for the previous period equal to the expected term of the options. The expected term is based upon the average life of previously issued options. The expected dividend yield is based upon the current yield on date of grant.

The pool of excess tax benefits available to absorb future tax deficiencies is based on increases to shareholders’ equity related to tax benefits from share-based compensation, combined with the tax on the cumulative incremental compensation costs previously included in pro forma net income disclosures as if the Company had applied the fair-value method to all awards.

Fair Value Measurements

The Company measures specific assets and liabilities at fair value, which is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability under a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions. See note 7 – “Fair Value Disclosures”.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Financial Instruments and Concentrations

The Company’s financial instruments consist of cash, finance receivables, accrued interest, line of credit, interest rate swap agreements and accounts payable. Financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash.

The Company operates in twelve states through its fifty-two branch locations. Florida represents 41% of the finance receivables total as of March 31, 2010. Ohio represents 14% and Georgia and North Carolina each represent 10% of the finance receivables total as of March 31, 2010. Of the remaining eight states, no one state represents more than 6% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses which, when realized, have been within the range of management’s expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral.

From time to time the Company maintains deposits with banks, which exceed the $250,000 Federal Deposit Insurance Corporation insured limit. Historically, the Company has not experienced any loss of cash due to such concentration of credit risk.

Interest Rate Swaps

Interest rate swap agreements are reported as either assets or liabilities in the consolidated balance sheet at fair value. For interest rate swap agreements designated and qualifying as cash flow hedges, gains or losses on the effective portion of the hedge are initially included as a component of other comprehensive income and are subsequently reclassified into earnings when interest on the related debt is paid. For interest rate swap agreements which are not designated and qualifying as cash flow hedges, the changes in the fair value are recorded in earnings. The Company does not use interest rate swaps for speculative purposes. See note 6 – “Interest Rate Swap Agreements”.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed entirely of previous mark-to-market adjustments of designated and qualifying cash flow hedges, net of the related tax effect.

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2010, 2009 and 2008 was approximately $7,516,000, $4,075,000 and $6,285,000, respectively. Cash paid for interest for the years ended March 31, 2010, 2009 and 2008 was approximately $5,056,000, $5,433,000 and $6,337,000, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

During the year, the Company adopted recent accounting guidance with respect to disclosures about nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a non-recurring basis, as well as disclosures about how and why the Company uses interest rate swap agreements, how interest rate swap agreements are accounted for, and how interest rate swap agreements affect the Company’s financial position, results of operations and its cash flows. Such guidance was primarily related to enhanced disclosure and did not have an impact on the Company’s financial position, results of operations or its cash flows. Other recent accounting guidance, including ASC Topic 810, Consolidations and Topic 860, Transfers and Servicing, did not or are not expected to have a material impact on the Company’s present or future consolidated financial statements.

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

Consumer automobile finance installment contracts are included in finance receivables and are detailed as follows as of fiscal years ended March 31:

	2010	2009	2008

Indirect finance receivables, gross contract	$320,579,222	$291,034,770	$270,053,583
Unearned interest	(91,385,145)	(84,579,409)	(78,623,809)

Indirect finance receivables, net of unearned interest	229,194,077	206,455,361	191,429,774
Allowance for credit losses	(30,408,578)	(24,926,076)	(20,112,260)

Indirect finance receivables, net	$198,785,499	$181,529,285	$171,317,514

The terms of the indirect finance receivables range from 12 to 72 months and bear a weighted average effective interest rate of 23% and 24% as of March 31, 2010 and 2009, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Finance Receivables (continued)

Direct consumer loans are also included in finance receivables and are detailed as follows as of fiscal years ended March 31:

	2010	2009	2008

Direct finance receivables, gross contract	$4,840,381	$6,890,705	$10,161,929
Unearned interest	(803,257)	(1,212,554)	(2,101,042)

Direct finance receivables, net of unearned interest	4,037,124	5,678,151	8,060,887
Allowance for credit losses	(382,869)	(513,067)	(335,057)

Direct finance receivables, net	$3,654,255	$5,165,084	$7,725,830

The terms of the direct finance receivables range from 6 to 48 months and bear a weighted average effective interest rate of 25% and 27% as of March 31, 2010 and 2009, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2010	2009	2008

Balance at beginning of year	$24,926,076	$20,112,260	$20,638,912
Discounts acquired on new volume	11,087,231	10,227,382	9,715,284
Provision for credit losses	11,189,432	15,680,590	7,355,973
Losses absorbed	(18,404,659)	(22,143,156)	(17,417,160)
Recoveries	1,962,496	1,857,202	1,848,816
Discounts accreted	(351,998)	(808,202)	(2,029,565)

Balance at end of year	$30,408,578	$24,926,076	$20,112,260

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the fiscal years ended March 31:

	2010	2009	2008

Balance at beginning of year	$513,067	$335,057	$324,688
Provision for credit losses	132,417	705,480	374,832
Losses absorbed	(324,521)	(590,154)	(409,251)
Recoveries	61,906	62,684	44,788

Balance at end of year	$382,869	$513,067	$335,057

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment

Property and equipment as of March 31, 2010 and 2009 is summarized as follows:

	Cost	Accumulated Depreciation	Net Book Value
2010
Automobiles	$605,852	$466,266	$139,586
Equipment	727,583	520,790	206,793
Furniture and fixtures	475,127	364,243	110,884
Leasehold improvements	917,515	713,685	203,830

	$2,726,077	$2,064,984	$661,093

2009
Automobiles	$596,843	$401,244	$195,599
Equipment	613,890	445,041	168,849
Furniture and fixtures	449,958	322,218	127,740
Leasehold improvements	896,768	614,484	282,284

	$2,557,459	$1,782,987	$774,472

5. Line of Credit

Prior to January 12, 2010, the Company had a $115,000,000 line of credit facility expiring on November 30, 2011. Under this former facility, the Company could borrow the lesser of the $115,000,000 or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the former facility could be under various LIBOR pricing options plus 162.5 basis points or at the prime rate.

On January 12, 2010, the Company executed a new agreement with its consortium of lenders that increases the size of the line of credit facility (the “Line”) from $115,000,000 to $140,000,000, subject to formulas principally related to a percentage of eligible finance receivables, as defined. The pricing of the Line, which expires on November 30, 2011, is 300 basis points above 30-day LIBOR (4.00% at March 31, 2010) with a 1% floor on LIBOR or at the prime rate. Prime rate borrowings are generally less than $5.0 million. Pledged as collateral for this credit facility are all of the assets of the Company. As of March 31, 2010, the outstanding amount of the credit facility was approximately $107,000,000 and the amount available under the line of credit was approximately $33,000,000. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of March 31, 2010, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The swap agreements convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. The following table summarizes the activity in the Company’s notional amounts of interest rate swap agreements for fiscal years ended March 31:

	2010	2009	2008

Notional amounts at beginning of year	$80,000,000	$80,000,000	$50,000,000
New contracts	—	10,000,000	40,000,000
Matured contracts	(30,000,000)	(10,000,000)	(10,000,000)

Notional amounts at end of year	$50,000,000	$80,000,000	$80,000,000

At March 31, 2010, the terms of interest rate swap agreements are summarized as follows:

Date Entered	Effective Date	Notional Amount	Fixed Rate of Interest	Maturity Date
January 18, 2005	July 2, 2005	10,000,000	4.38%	July 2, 2010
September 9, 2005	September 13, 2005	10,000,000	4.46%	September 2, 2010
November 29, 2007	December 3, 2007	10,000,000	4.04%	December 2, 2010
January 17, 2008	February 2, 2008	10,000,000	3.26%	February 2, 2011
February 6, 2008	May 19, 2008	10,000,000	2.83%	May 19, 2010

These interest rate swaps were previously designated as cash flow hedges. Based on credit market events that transpired in October 2008, the Company made an economic decision to elect the prime rate pricing option available under the Line for the month of October 2008. As a result, the critical terms of the interest rate swaps and hedged interest payments were no longer identical, and the Company undesignated its interest rate swaps as cash flow hedges. Consequently, beginning in October 2008 changes in the fair value of interest rate swaps (unrealized gains and losses) are recorded in earnings. Unrealized losses previously recorded in accumulated other comprehensive income (loss) are reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements. The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Interest Rate Swap Agreements (continued)

The locations and amounts of gains (losses) recognized in income are detailed as follows for the fiscal years ended March 31:

	2010	2009	2008

Periodic change in fair value of interest rate swaps	$1,971,082	$(958,039)	$—
Losses reclassified from accumulated other comprehensive loss	(936,213)	(571,966)	—

	1,034,869	(1,530,005)	—
Periodic settlement differentials included in interest expense	(2,485,232)	(1,540,348)	(266,644)

Loss recognized in income	$(1,450,363)	$(3,070,353)	$(266,644)

The interest rate swap liabilities are recorded at fair value, which is approximately $784,000 and $2,755,000 as of March 31, 2010 and 2009, respectively, in the interest rate swaps line item of the consolidated balance sheets.

During fiscal year ending March 31, 2010, approximately $936,000 of unrealized losses were reclassified from accumulated other comprehensive loss to the change in fair value of interest rate swaps line item of the consolidated statement of income. In addition, the increase in the fair value of interest rate swaps of approximately $1,971,000 was also recorded in the change in fair value of interest rate swaps line item of the consolidated statement of income.

From October 6, 2008 to March 31, 2009, approximately $572,000 of unrealized losses were reclassified from accumulated other comprehensive loss to the change in fair value of interest rate swaps line item of the consolidated statement of income. In addition, the decrease in the fair value of interest rate swaps from October 6, 2008 to March 31, 2009 of approximately $958,000 was also recorded in the change in fair value of interest rate swaps line item of the consolidated statement of income.

The Company records net realized gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Such settlement payments approximated $2,485,000, $1,540,000, and $266,644 during 2010, 2009, and 2008, respectively. Under the swap agreements, the Company received an average variable rate of 0.30%, 2.12%, and 4.57% and paid an average fixed rate of 3.95%, 4.03%, and 4.03% for the years ended March 31, 2010, 2009 and 2008, respectively.

Accumulated other comprehensive loss as of March 31, 2010 and 2009 of approximately $178,000 and $756,000, respectively, represents the after-tax effect of the derivative losses prior to October 2008 when the swaps were designated and qualifying as cash flow hedges. Remaining accumulated other comprehensive loss, net of tax, of $178,000 is expected to be reclassified and affect net earnings for the year ending March 31, 2011.

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

The following table reconciles net income with comprehensive income for the fiscal years ended March 31:

	2010	2009	2008

Net income	$10,864,561	$4,717,563	$9,672,176
Change in fair value of interest rate swaps, net of tax (expense) benefit of $0, ($301,586), and $1,250,594, respectively - through October 6, 2008	—	501,955	(2,019,128)
Reclassification adjustment for loss included in net income, net of tax (expense) of ($358,384) and ($218,949), respectively - after October 6, 2008	577,829	353,017	—

Comprehensive income	$11,442,390	$5,572,535	$7,653,048

7. Fair Value Disclosures

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company estimates the fair value of interest rate swap agreements based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for nonperformance risk, if any, including a quantitative and qualitative evaluation of both the Company’s credit risk and the counterparty’s credit risk. Accordingly, the Company classifies interest rate swap agreements as Level 2.

	Fair Value Measurement Using			Fair
Description	Level 1	Level 2	Level 3	Value
Interest rate swap agreements:
March 31, 2010	$—	$783,678	$—	$783,678
March 31, 2009	$—	$2,754,760	$—	$2,754,760

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the interest rate swaps existed.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Fair Value Disclosures (continued)

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments, other than the interest rate swap agreements, consist of cash, finance receivables, accrued interest, the Line, and accounts payable. For each of these financial instruments the carrying value approximates fair value. The carrying value of cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. The line of credit was signed within the fourth quarter of fiscal year ending March 31, 2010; therefore, the line of credit as reported on the consolidated balance sheet approximates the current market conditions and represents the fair value. Accrued interest is paid monthly. As a result of the short-term nature of this activity, the carrying value of the accrued interest approximates fair value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options or at the prime rate.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	2010	2009	2008
Current:
Federal	$6,870,420	$4,392,629	$4,976,294
State	1,132,605	751,766	872,835

Total current	8,003,025	5,144,395	5,849,129

Deferred:
Federal	(1,045,103)	(1,972,413)	37,879
State	(172,288)	(337,564)	6,644

Total deferred	(1,217,391)	(2,309,977)	44,523

Income tax expense	$6,785,634	$2,834,418	$5,893,652

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (continued)

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	2010	2009
Allowance for credit losses not currently deductible for tax purposes	$6,801,987	$5,364,609
Unrealized mark-to-market losses on interest rate swaps	299,992	1,054,522
Share-based compensation	329,228	231,876
Other items	217,572	154,140

	$7,648,779	$6,805,147

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	2010	2009	2008
Provision for income taxes at Federal statutory rate	$6,177,568	$2,643,194	$5,448,040
Increase resulting from:
State income taxes, net of Federal benefit	624,206	269,231	571,661
Other	(16,140)	(78,007)	(126,049)

	$6,785,634	$2,834,418	$5,893,652

9. Share-Based Payments

The Company has share awards outstanding under three share-based compensation plans (the “Equity Plans”). The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the shareholder-approved 1998 Employee Stock Option Plan and Non-Employee Director Stock Option Plan (collectively the “1998 Plans”) the Board of Directors was authorized to grant option awards for up to 1,551,000 common shares to employees and directors. On August 9, 2006, the Company’s shareholders approved the Nicholas Financial, Inc. Equity Incentive Plan (the “2006 Plan”) for employees and non-employee directors. Under the 2006 Plan, the Board of Directors is authorized to grant total share awards for up to 1,072,500 common shares. The 2006 Plan replaced the 1998 Plans; accordingly no additional option awards may be granted under the 1998 Plans. In addition to option awards, the 2006 Plan provides for restricted stock and performance share awards.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Share-Based Payments (continued)

Option awards previously granted to employees and directors under the 1998 Plans generally vest ratably based on service over a five and three-year period, respectively, and generally have a contractual term of ten years. Vesting and contractual terms for option awards under the 2006 Plan are essentially the same as those of the 1998 Plans. Restricted stock awards generally cliff vest over a three-year period based on service conditions. The annual vesting of performance share awards is contingent upon the attainment of company-wide performance goals including annual revenue growth and operating income targets. There are no post-vesting restrictions for share awards.

The Company funds share awards from authorized but unissued shares and does not purchase shares to fulfill the obligations of the plans. Cash dividends, if any, are not paid on unvested performance shares or unexercised options, but are paid on unvested restricted stock awards.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009	2008

Risk-free interest rate	2.02%	2.24%	3.60%
Weighted average expected original term	5 years	5 years	7 years
Expected volatility	47%	42%	47%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of option activity under the Equity Plans as of March 31, 2010, and changes during the year are presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	786,445	$4.41
Granted	92,400	$3.51
Exercised	(165,825)	$1.62
Forfeited	(46,090)	$6.04

Outstanding at March 31, 2010	666,930	$5.17	6.63	$1,831,691

Exercisable at March 31, 2010	359,077	$5.05	5.23	$1,012,125

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Share-Based Payments (continued)

The Company granted 92,400 options with a weighted average fair value of $1.55 during the fiscal year ended March 31, 2010. The Company granted 133,100 and 352,000 options with a weighted average fair value of $1.35 and $3.93 during the years ended March 31, 2009 and 2008, respectively. The total intrinsic value of options exercised during the years ended March 31, 2010, 2009 and 2008 was approximately $716,000, $487,000 and $1,251,000, respectively.

During the fiscal year ended March 31, 2010, 165,825 options were exercised at exercise prices ranging from $1.44 to $5.60 per share. During the same period 46,090 options were forfeited at exercise prices ranging from $2.77 to $10.21 per share.

Cash received from options exercised during the fiscal years ended March 31, 2010, 2009 and 2008 totaled approximately $269,000, $193,000 and $280,000, respectively. Related income tax benefits during the same periods totaled approximately $273,000, $176,000 and $476,000, respectively. Such amounts are included in proceeds from exercise of stock options and income tax benefit related thereto under cash flows from financing activities in the consolidated statements of cash flows. As of March 31, 2010, there was approximately $643,000 of total unrecognized compensation cost related to options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

A summary of the status of the Company’s non-vested restricted shares under the 2006 Plan as of March 31, 2010, and changes during the year then ended is presented below.

Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2009	22,000	$9.48
Granted	134,200	$2.47
Vested	(16,500)	$10.03
Forfeited	(6,600)	$6.31

Non-vested at March 31, 2010	133,100	$2.50	1.97	$1,007,567

The Company awarded 134,200 restricted shares with a weighted average grant date fair value of $2.47 during the fiscal year ended March 31, 2010.

As of March 31, 2010, there was approximately $207,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Share-Based Payments (continued)

A summary of the status of the Company’s non-vested performance shares under the 2006 Plan as of March 31, 2010, and changes during the year then ended is presented below.

Performance Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2009	14,300	$5.60
Granted	15,950	$5.40
Vested	(14,300)	$4.86
Forfeited	(3,300)	$5.60

Non-vested at March 31, 2010	12,650	$6.18	1.00	$95,761

The Company awarded 15,950 performance shares with a weighted average grant date fair value of $5.40 during the fiscal year ended March 31, 2010.

As of March 31, 2010, there was $78,000 of total unrecognized compensation cost related to non-vested performance share awards granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

10. Employee Benefit Plans

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the plan years 2010 and 2009, the Board of Directors suspended the Company’s matching. The Board will re-evaluate the Company’s matching policy for plan year 2011 later this year. For the fiscal years ended March 31, 2010, 2009 and 2008, the Company recorded expenses of approximately $7,000, $10,000, and $141,000, respectively, related to this plan.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Fiscal Year ending March 31:
2011	$1,249,169
2012	958,466
2013	668,016
2014	73,140
2015	—

$2,948,791

Rent expense for the fiscal years ended March 31, 2010, 2009, and 2008 was approximately $1,421,000, $1,366,000, and $1,300,000, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, in the opinion of management, would have a material adverse affect on the Company’s financial position.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$13,693,714	$14,157,720	$14,365,042	$14,255,177
Interest expense	1,272,677	1,293,561	1,079,044	1,524,454
Provision for credit losses	3,322,956	3,253,959	3,019,586	1,725,348
Change in fair value of interest rate swaps	(297,304)	(235,078)	(264,501)	(237,986)
Non-interest expense	5,714,669	5,921,361	5,788,008	5,940,704

Operating income before income taxes	3,680,716	3,923,917	4,742,905	5,302,657
Income tax expense	1,416,817	1,491,915	1,833,767	2,043,135

Net income	$2,263,899	$2,432,002	$2,909,138	$3,259,522

Earnings per share:
Basic	$0.20	$0.21	$0.25	$0.28

Diluted	$0.20	$0.21	$0.25	$0.28

	Fiscal Year ended March 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenue	$13,119,064	$13,505,357	$13,254,300	$13,223,650
Interest expense	1,409,336	1,431,677	1,268,669	1,274,850
Provision for credit losses	3,435,052	5,112,352	4,567,640	3,271,026
Change in fair value of interest rate swaps	—	—	1,664,220	(134,215)
Non-interest expense	5,816,482	5,624,221	5,374,397	5,434,683

Operating income before income taxes	2,458,194	1,337,107	379,374	3,377,306
Income tax expense	900,501	545,264	144,469	1,244,184

Net income	$1,557,693	$791,843	$234,905	$2,133,122

Earnings per share:
Basic	$0.14	$0.07	$0.02	$0.19

Diluted	$0.14	$0.07	$0.02	$0.19

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework in Internal Control-Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s management report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control over financial reporting in this Report.

June 14, 2010

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information to be set forth under the captions “Proposal 1: Election of Directors,” “Board of Directors,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement and Information Circular for the 2010 Annual General Meeting of Members of the Company, which will be filed on or about July 9, 2010 (the “Proxy Statement”), is incorporated herein by reference.

The Company has adopted a written code of ethics applicable to its chief executive officer, chief financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics is filed as Exhibit 14 to this Report. A copy of the code of ethics is also posted on the Company’s web site at www.nicholasfinancial.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of the SEC’s Current Report on Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information on the Company’s web site at www.nicholasfinancial.com. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information by reference into, this Report.

Item 11. Executive Compensation, Compensation Interlocks and Insider Participation

The information to be set forth under the captions “Executive Officers and Compensation” and “Board of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be set forth under the caption “Voting Shares and Ownership of Management and Principal Holders” in the Proxy Statement is incorporated herein by reference. See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans” on page 21 of this Report for certain information relating to the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions, Director Independence and Board of Directors

The information to be set forth under the captions “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information to be set forth under the caption “Proposal 2: Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Part II, Item 8, of this Report:

(2)	Financial Statement Schedules

All financial schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4	Form of Common Stock Certificate (3)

10.1	Second Amended and Restated Loan and Security Agreement, dated January 12, 2010 (4)

10.2	Nicholas Financial, Inc. Employee Stock Option Plan (5)*

10.3	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan (6)*

10.4	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance (7)*

10.5	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer (8)*

10.6	Summary of Fiscal 2010/2011 Annual Incentive Programs*

10.7	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.8	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto) (9)

10.9	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.8 above) and Schedule thereto listing variable terms of outstanding Swap Transactions (10)

10.10	Nicholas Financial, Inc. Equity Incentive Plan (11)*

10.11	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award (12)*

10.12	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award (13)*

10.13	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award (14)*

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc. (15)

23	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2009 filed with the SEC on March 23, 2010.
(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81967).
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81961).
(7)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(8)	Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(9)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.
(10)	Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004.
(11)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006.
(12)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (Reg. No. 333-143245).
(13)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (Reg. No. 333-143245).
(14)	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (Reg. No. 333-143245).
(15)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
Dated: June 14, 2010
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

Signature	Title	Date

/s/ Peter L. Vosotas	Chairman of the Board, Chief Executive Officer, President and Director	June 14, 2010
Peter L. Vosotas

/s/ Ralph T. Finkenbrink	Sr. Vice President – Finance, Chief Financial Officer, Chief Accounting Officer and Director	June 14, 2010
Ralph T. Finkenbrink

/s/ Stephen Bragin	Director	June 14, 2010
Stephen Bragin

/s/ Alton R. Neal	Director	June 14, 2010
Alton R. Neal

/s/ Scott Fink	Director	June 14, 2010
Scott Fink

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc.*

3.2	Notice of Articles of Nicholas Financial, Inc.*

4	Form of Common Stock Certificate*

10.1	Second Amended and Restated Loan and Security Agreement, dated January 12, 2010*

10.2	Nicholas Financial, Inc. Employee Stock Option Plan*

10.3	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan*

10.4	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance*

10.5	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer*

10.6	Summary of Fiscal 2010/2011 Annual Incentive Bonus Programs

10.7	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.8	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America National Trust and Savings Association and Nicholas Financial, Inc. (including Schedule thereto)*

10.9	Form of Letter Agreement (confirming terms and conditions of Swap Transaction under the Master Agreement referred to in Exhibit 10.10 above) and Schedule thereto listing variable terms of outstanding Swap Transactions*

10.10	Nicholas Financial, Inc. Equity Incentive Plan*

10.11	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award*

10.12	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award*

10.13	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award*

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc.*

23	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Incorporated by reference.