Form 10-Q
period 2010-06-30
NICHOLAS FINANCIAL INC
filed 2010-08-16
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

As of July 31, 2010, the registrant had 11,786,240 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	March 31, 2010
Assets
Cash	$2,321,327	$1,533,894
Finance receivables, net	211,111,057	202,439,754
Assets held for resale	1,186,223	1,070,131
Prepaid expenses and other assets	559,638	782,422
Property and equipment, net	659,780	661,093
Deferred income taxes	8,055,596	7,648,779

Total assets	$223,893,621	$214,136,073

Liabilities and shareholders’ equity
Line of credit	$110,022,117	$107,274,971
Drafts payable	1,435,615	941,207
Accounts payable and accrued expenses	7,337,106	6,140,965
Income taxes payable	2,229,324	420,819
Deferred revenues	1,118,422	1,137,150
Interest rate swaps	390,480	783,678

Total liabilities	122,533,064	116,698,790

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 11,786,240 and 11,718,870 shares issued and outstanding, respectively	25,800,403	25,544,820
Accumulated other comprehensive loss	(86,237)	(178,090)
Retained earnings	75,646,391	72,070,553

Total shareholders’ equity	101,360,557	97,437,283

Total liabilities and shareholders’ equity	$223,893,621	$214,136,073

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2010	2009
Revenue:
Interest and fee income on finance receivables	$14,942,905	$13,673,272
Sales	9,242	20,442

	14,952,147	13,693,714

Expenses:
Cost of sales	2,906	4,371
Marketing	318,659	312,151
Salaries and employee benefits	3,933,511	3,462,107
Administrative	1,927,006	1,852,423
Provision for credit losses	1,595,661	3,322,956
Depreciation	67,093	83,617
Interest expense	1,539,373	1,272,677
Change in fair value of interest rate swaps	(244,365)	(297,304)

	9,139,844	10,012,998

Operating income before income taxes	5,812,303	3,680,716
Income tax expense	2,236,465	1,416,817

Net income	$3,575,838	$2,263,899

Earnings per share:

Basic	$0.31	$0.20

Diluted	$0.30	$0.20

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$3,575,838	$2,263,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,093	83,617
Gain on sale of property and equipment	—	(7,347)
Provision for credit losses	1,595,661	3,322,956
Deferred income taxes	(465,247)	(418,378)
Share-based compensation	153,705	113,341
Change in fair value of interest rate swaps	(244,365)	(297,304)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	222,784	82,871
Accounts payable and accrued expenses	1,196,141	410,856
Income taxes payable	1,808,505	1,552,456
Deferred revenues	(18,728)	(14,783)

Net cash provided by operating activities	7,891,387	7,092,184

Cash flows from investing activities
Purchase and origination of finance contracts	(32,546,937)	(27,143,391)
Principal payments received	22,279,973	18,438,450
Increase in assets held for resale	(116,092)	(32,076)
Purchase of property and equipment	(65,780)	(26,668)
Proceeds from sale of property and equipment	—	7,347

Net cash used in investing activities	(10,448,836)	(8,756,338)

Cash flows from financing activities
Net proceeds from line of credit	2,747,146	1,931,039
Increase (decrease) in drafts payable	494,408	(68,513)
Proceeds from exercise of stock options	48,170	—
Excess tax benefits from exercise of stock options	55,158	—

Net cash provided by financing activities	3,344,882	1,862,526

Net increase in cash	787,433	198,372
Cash, beginning of period	1,533,894	1,732,575

Cash, end of period	$2,321,327	$1,930,947

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2010, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 as filed with the Securities and Exchange Commission on June 14, 2010. The March 31, 2010 condensed consolidated balance sheet included herein has been derived from the March 31, 2010 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

2. Reclassification

Certain amounts in our prior-period consolidated financial statements have been reclassified to conform to the current-period presentation.

3. Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of June 30, 2010 and March 31, 2010, the amount of gross finance receivables not accruing interest was approximately $3,527,000 and $2,580,000, respectively.

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

Sales relate principally to telephone support agreements and the sale of business forms to small businesses located primarily in the Southeast United States. The aforementioned sales of the Nicholas Data Services, Inc. subsidiary, (“NDS”) represent less than 1% of the Company’s consolidated revenues.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2010	2009

Numerator for earnings per share – net income	$3,575,838	$2,263,899

Denominator:
Denominator for basic earnings per share – weighted average shares	11,555,212	11,400,214
Effect of dilutive securities:
Stock options and other share awards	251,317	155,510

Denominator for diluted earnings per share	11,806,529	11,555,724

Earnings per share:
Basic	$0.31	$0.20

Diluted	$0.30	$0.20

For the three months ended June 30, 2010 and 2009 potential common stock from stock options totaling 141,700 and 459,415 respectively were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

5. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	June 30, 2010	March 31, 2010
Finance receivables, gross contract	$340,737,759	$325,419,603
Unearned interest	(96,950,276)	(92,188,402)

Finance receivables, net of unearned interest	243,787,483	233,231,201
Allowance for credit losses	(32,676,426)	(30,791,447)

Finance receivables, net	$211,111,057	$202,439,754

The terms of the Contract receivables range from 12 to 72 months and the direct consumer loans range from 6 to 48 months. The receivables bear a weighted average interest rate of approximately 24% for the three month period ending June 30, 2010.

6. Line of Credit

Prior to January 12, 2010, the Company had a $115,000,000 line of credit facility expiring on November 30, 2010. Under this former facility, the Company could borrow the lesser of the $115,000,000 or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the former facility could be under various LIBOR pricing options plus 162.5 basis points or at the prime rate.

On January 12, 2010, the Company executed a new agreement with its consortium of lenders that increases the size of the line of credit facility (the “Line”) from $115,000,000 to $140,000,000, subject to formulas principally related to a percentage of eligible finance receivables, as defined. The pricing of the Line, which expires on November 30, 2011, is 300 basis points above 30-day LIBOR (4.00% at June 30, 2010) with a 1% floor on LIBOR or at the prime rate. Prime rate borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 7), amounted to 5.69% and 4.94% for the three months ended June 30, 2010 and 2009, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Line of Credit (continued)

Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $110,000,000 and $107,000,000 as of June 30, 2010 and March 31, 2010, respectively. The amount available under the line of credit was approximately $30,000,000 and $33,000,000 as of June 30, 2010 and March 31, 2010, respectively. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of June 30, 2010, the Company was in full compliance with all debt covenants.

7. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swap agreements, in effect, convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables.

The following table summarizes the activity in the Company’s notional amounts of interest rate swaps:

	Three months ended June 30,
	2010	2009
Notional amounts at April 1	$50,000,000	$80,000,000
New contracts	—	—
Matured contracts	(10,000,000)	—

Notional amounts at June 30	$40,000,000	$80,000,000

As of June 30, 2010 and March 31, 2010, the Company had interest rate swaps comprising an aggregate notional amount of $40.0 million and $50.0 million, respectively, which are detailed as follows:

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Interest Rate Swap Agreements (continued)

The locations and amounts of gains (losses) recognized in income during the three months ended June 30, 2010 and June 30, 2009 are as follows:

	Three months ended June 30,
	2010	2009
Periodic change in fair value of interest rate swaps	$393,198	$589,787
Losses reclassified from accumulated other comprehensive loss	(148,833)	(292,483)

	244,365	297,304
Periodic settlement differentials included in interest expense	(392,356)	(727,223)

Pre-tax loss recognized in income	$(147,991)	$(429,919)

The interest rate swap liabilities are recorded at fair value, which is approximately $390,000 and $784,000 as of June 30, 2010 and March 31, 2010, respectively, in the interest rate swaps line item of the consolidated balance sheets.

For the three months ended June 30, 2010 and 2009, approximately $149,000 and $292,000 of unrealized losses were reclassified from accumulated other comprehensive loss to the change in fair value of interest rate swaps line item of the consolidated statement of income. In addition, the changes in the fair value of interest rate swaps for the three months ended June 30, 2010 and June 30, 2009 of approximately $393,000 and $590,000, respectively, was recorded in the change in fair value of interest rate swaps line item of the consolidated statement of income.

The Company records net realized gains and losses from the swap agreements into the interest expense line item of the consolidated statement of income. Such settlement payments approximated $392,000 and $727,000 for the three months ended June 30, 2010 and 2009, respectively. Under the swap agreements, the Company received an average variable rate of 0.29% and 0.41% and paid an average fixed rate of 3.89% and 4.01% for the three months ended June 30, 2010 and 2009, respectively.

Accumulated other comprehensive loss as of June 30, 2010 and March 31, 2010 of approximately $86,000 and $178,000, respectively, represents the after-tax effect of changes in the fair value of interest rate swaps prior to October 2008 when the swaps were designated and qualifying as cash flow hedges. At June 30, 2010 remaining accumulated other comprehensive loss, net of tax, was approximately $86,000, and is expected to be reclassified and affect net earnings during the remainder of fiscal 2011.

The following table reconciles net income with comprehensive income.

	Three months ended June 30,
	2010	2009
Net income	$3,575,838	$2,263,899
Reclassification adjustment for loss included in net income, net of tax benefit of $56,980 and $111,963, respectively.	91,853	180,520

Comprehensive income	$3,667,691	$2,444,419

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures

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

	Fair Value Measurement Using			Assets/Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
Interest rate swap agreements:
June 30, 2010	$—	$390,480	$—	$390,480
March 31, 2010	$—	$783,678	$—	$783,678

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the interest rate swaps existed.

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments, other than the interest rate swap agreements, consist of cash, finance receivables, accrued interest, the Line, and accounts payable. For each of these financial instruments the carrying value approximates fair value. The carrying value of cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. The Line was signed within the fourth quarter of fiscal year ending March 31, 2010. Currently, any new or renewed credit facility would contain pricing that is equal to the Company’s current Line. Based on these market conditions, the fair value of the Line as of June 30, 2010 was estimated to be equal to the book value. Accrued interest is paid monthly. As a result of the short-term nature of this activity, the carrying value of the accrued interest approximates fair value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options or at the prime rate.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Other Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20: “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” on July 21, 2010. The ASU’s main objective is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU amends current guidance and may require additional disclosures, including the requirement to provide a greater level of disaggregated data, as it relates to exposure to credit losses. The ASU will be effective for the Company for the interim reporting period ending December 31, 2010.

Other recent accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Any other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC, including Accounting Standards Codification (“ASC”) Topic 810, “Consolidations”, and ASC Topic 860, “Transfers and Servicing”, did not have a material impact on the Company’s present or future consolidated financial statements.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The Company considers the entire amount of discount to be related to credit quality and is part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses.

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

Introduction

Consolidated net income increased to approximately $3.6 million for the three-month period ended June 30, 2010 as compared to $2.3 million for the corresponding period ended June 30, 2009. Net income for the three months ended June 30, 2010 and 2009 includes a pre-tax gain of approximately $244,000 and $297,000, respectively, related to the change in fair value of interest rate swaps. Earnings were favorably impacted primarily by an increase in average finance receivables, a decrease in operating expenses as a percentage of average finance receivables, net of unearned interest, and a decrease in write-offs and corresponding reduction in the provision for credit losses; these favorable items were partially offset with an increase in interest expense. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three months ended June 30, 2010 or 2009, respectively.

As discussed in note 7 “Interest Rate Swap Agreements”, the Company made an economic decision which resulted in undesignating the interest rate swaps as cash flow hedges. Under accounting rules this has introduced volatility to the statement of income for changes in the fair value of interest rate swaps that historically have been captured in accumulated comprehensive income or loss in the statement of shareholders’ equity. The Company intends to hold interest rate swaps through their entire term. Accordingly, over the term of each interest rate swap agreement, the unrealized gains and losses from changes in the fair value of interest rate swaps, which are now recorded in the change in fair value of interest rate swaps line item of the statement of income, will net or offset to $0 and cumulatively have no impact on retained earnings.

For the three months ended June 30, 2010, net earnings, excluding changes in fair value of interest rate swaps (non-GAAP), increased 62% to $3.4 million compared to $2.1 million for the three months ended June 30, 2009. Per share diluted net earnings, excluding changes in fair value of interest rate swaps (non-GAAP), increased 61% to $0.29 for the three months ended June 30, 2010 as compared to $0.18 for the three months ended June 30, 2009.

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

	Three months ended June 30,
	2010	2009
Net income, GAAP	$3,575,838	$2,263,899
Mark-to-market gain on interest rate swaps, net of tax expense of $94,027, and $114,441, respectively	(150,338)	(182,863)

Net earnings, excluding changes in fair value of interest rate swaps (a)	$3,425,500	$2,081,036

	Three months ended June 30,
	2010	2009
Diluted earnings per share, GAAP	$0.30	$0.20
Per diluted share mark-to-market gain on interest rate swaps	$(0.01)	$(0.02)

Per share diluted net earnings, excluding changes in fair value of interest rate swaps (a)	$0.29	$0.18

(adjusted for stock dividend)

(a)	Represents a non-GAAP financial measure. See information on non-GAAP financial measures above.

	Three months ended June 30,
	2010	2009
Portfolio Summary

Average finance receivables, net of unearned interest (1)	$238,314,417	$215,721,582

Average indebtedness (2)	$108,246,360	$102,991,423

Interest and fee income on finance receivables (3)	$14,942,905	$13,673,272

Interest expense	1,539,373	1,272,677

Net interest and fee income on finance receivables	$13,403,532	$12,400,595

Weighted average contractual rate (4)	23.54%	23.93%

Average cost of borrowed funds (2)	5.69%	4.94%

Gross portfolio yield (5)	25.08%	25.35%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.58%	2.36%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	2.68%	6.16%

Net portfolio yield (5)	19.82%	16.83%

Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.39%	10.49%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	9.43%	6.34%

Write-off to liquidation (8)	6.49%	10.80%

Net charge-off percentage (9)	4.59%	7.72%

Note: All three month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.

(5)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents interest and fee income on finance receivables minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $58,000 and $52,000 during the three-month periods ended June 30, 2010 and 2009, respectively.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 9% to approximately $14.9 million for the three-month period ended June 30, 2010 from $13.7 million for the corresponding period ended June 30, 2009. Average finance receivables, net of unearned interest equaled approximately $238.3 million for the three-month period ended June 30, 2010, an increase of 10% from $215.7 million for the corresponding period ended June 30, 2009. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets. The gross finance receivable balance increased 11% to approximately $340.7 million as of June 30, 2010, from $307.9 million as of June 30, 2009. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 25.08% for the three-month period ended June 30, 2010 from 25.35% for the three-month period ended June 30, 2009. The net portfolio yield increased to 19.82% for the corresponding period ended June 30, 2010 from 16.83% for the three-month period ended June 30, 2009. The gross portfolio yield decreased primarily due to a lower weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a reduction in the provision for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $6.2 million for the three-month period ended June 30, 2010 from approximately $5.7 million for the corresponding period ended June 30, 2009. The increase of 9% was primarily attributable to salaries expense. The Company opened additional branches and had more employees that were eligible for bonuses for the three months ended June 30, 2010 than the three months ended June 30, 2009. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.39% for the three-month period ended June 30, 2010 from 10.49% for the three-month period ended June 30, 2009.

Interest Expense

Interest expense increased to approximately $1.5 million for the three-month period ended June 30, 2010 from $1.3 million for the three-month period ended June 30, 2009. The following table summarizes the Company’s average cost of borrowed funds for the three-month period ended June 30:

	Three months ended June 30,
	2010	2009
Variable interest under the line of credit facility	0.53%	0.50%
Settlements under interest rate swap agreements	1.45%	2.82%
Credit spread under the line of credit facility	3.71%	1.62%

Average cost of borrowed funds	5.69%	4.94%

On January 12, 2010, the Company executed a new line of credit facility. At this time, the pricing changed from 162.5 basis points above 30-day LIBOR to 300 basis points above 30-day LIBOR with a 1% floor on LIBOR. For further discussions regarding the Company’s line of credit see note 6 – “Line of Credit”. The increase in the credit spread under the new facility is the primary reason the Company’s average cost of funds increased.

The weighted-average 30-day LIBOR rate decreased to 0.29% for the three-month period ended June 30, 2010 as compared to 0.41% for the three-month period ended June 30, 2009. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a portion of the Company’s floating rate debt to fixed rate debt, as well as the 1% floor on LIBOR under the new credit facility.

The weighted average notional amount of interest rate swaps was $45.4 million at a weighted average fixed rate of 3.89% for the three-month period ended June 30, 2010 as compared to $80.0 million at 4.01% for the corresponding period ended June 30, 2009. For further discussions regarding the effect of interest rate swap agreements see note 7 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the twelve states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended June 30, 2010 and 2009, less than 2% were for new vehicles. As of June 30, 2010, the average model year of vehicles collateralizing the portfolio was a 2004 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended June 30,
State	2010	2009
FL	$12,225,667	$11,550,590
GA	4,029,421	3,015,352
NC	3,346,315	3,084,921
SC	489,859	621,153
OH	5,047,684	4,431,835
MI	1,438,492	955,819
VA	1,419,135	937,103
IN	2,244,967	1,749,481
KY	2,449,296	2,083,609
MD	457,618	310,884
AL	1,295,597	852,626
TN	1,281,751	495,894

Total	$35,725,802	$30,089,267

	Three months ended June 30,
Contracts	2010	2009
Purchases	$35,725,802	$30,089,267
Weighted APR	23.44%	23.83%
Average discount	8.91%	9.29%
Weighted average term (months)	49	49
Average loan	$9,902	$9,444
Number of Contracts	3,608	3,186

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended June 30,
Direct Loans Originated	2010	2009
Originations	$1,161,881	$949,722
Weighted APR	26.51%	27.04%
Weighted average term (months)	24	23
Average loan	$2,786	$2,595
Number of loans	417	366

Analysis of Credit Losses

As of June 30, 2010, the Company had 1,088 active static pools. The average pool upon inception consisted of 59 Contracts with aggregate finance receivables, net of unearned interest, of approximately $558,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended June 30,
	2010	2009
Balance at beginning of period	$30,408,578	$24,926,076
Discounts acquired on new volume	3,166,797	2,763,411
Current period provision	1,600,837	3,245,071
Losses absorbed	(3,375,142)	(4,608,484)
Recoveries	579,612	446,975
Discounts accreted	(46,623)	(192,795)

Balance at end of period	$32,334,059	$26,580,254

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended June 30,
	2010	2009
Balance at beginning of period	$382,869	$513,067
Current period provision	(5,176)	77,885
Losses absorbed	(50,052)	(66,523)
Recoveries	14,726	13,656

Balance at end of period	$342,367	$538,085

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
June 30, 2010	$335,892,581	9,381,762	2,728,739	754,662	12,865,163
		2.79%	0.81%	0.23%	3.83%

June 30, 2009	$301,549,799	9,603,430	3,739,568	1,080,901	14,423,899
		3.18%	1.24%	0.36%	4.78%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
June 30, 2010	$4,845,178	68,939	27,950	16,014	112,903
		1.42%	0.58%	0.33%	2.33%

June 30, 2009	$6,311,182	137,623	103,786	37,232	278,641
		2.18%	1.64%	0.59%	4.41%

The average dealer discount associated with new volume for the three months ended June 30, 2010 and 2009 was 8.91% and 9.29%, respectively. The amount of discount is a result of credit quality associated with contracts purchased and the competition in the markets in which the Company operates.

The Company’s losses as a percentage of liquidation decreased to 6.49% for the three months ended June 30, 2010 as compared to 10.80% for the three months ended June 30, 2009. Since the inception of the revised underwriting guidelines in October 2008, the Company has seen improvements in the quality of its Contracts. During comparable liquidation cycles, the default rate for static pools originated since the revision of underwriting guidelines has decreased when compared to the preceding year’s performance.

The Company believes that continued weakness in employment will make it difficult for additional improvement. The provision for credit losses decreased to $1.6 million for the three months ended June 30, 2010 from $3.3 million for the three months ended June 30, 2009, largely due to the decrease in the net charge-off rate to 4.59% for the three months ended June 30, 2010 as compared to 7.72% for the three months ended June 30, 2009. While the Company is encouraged with the decline in net charge-offs and delinquency percentages for these periods, from a historical perspective, charge-off rates and delinquencies remain high; leading to an increase in the overall allowance for credit losses as a percentage of finance receivables.

The Company’s losses as a percentage of liquidation decreased to 6.49% for the three months ended June 30, 2010 as compared to 10.80% for the three months ended June 30, 2009. Since the inception of the revised underwriting guidelines in October 2008, the Company has seen improvements in the quality of its Contracts. During comparable liquidation cycles, the default rate for static pools originated since the revision of underwriting guidelines has decreased when compared to the preceding year’s performance.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 6%-10% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three months ended June 30, 2010.

Recoveries as a percentage of charge-offs increased to approximately 20.12% for the three months ended June 30, 2010 from approximately 10.97% for the three months ended June 30, 2009. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period; however, with historically high charge off rates in recent prior periods, the Company attributes a large portion of the increase to recouping a percent of those losses.

The delinquency percentage for Contracts more than thirty days past due as of June 30, 2010 was 3.83% as compared to 4.78% as of June 30, 2009. The delinquency percentage for direct loans more than thirty days past due as of June 30, 2010 was 2.33% as compared to 4.41% as of June 30, 2009. The delinquency percentage decrease is attributable to allocating additional resources focused on collections, and stricter underwriting guidelines.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts. For the three months ended June 30, 2010 and June 30, 2009 the Company granted deferrals to approximately 6% and 11%, respectively, of total Contracts. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

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

Income Taxes

Driven by increases in operating income, the provision for income taxes increased to approximately $2.2 million for the three months ended June 30, 2010 as compared to approximately $1.4 million for the three months ended June 30, 2009. The Company’s effective tax rate remained flat for the three months ended June 30, 2010 compared to June 30, 2009 as taxable income was subject to higher graduated tax rates during both periods. For the three month period ending June 30, 2010, the effective tax rate was 38.48%.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$7,891,387	$7,092,184
Investing activities (primarily purchase of Contracts)	(10,448,836)	(8,756,338)
Financing activities	3,344,882	1,862,526

Net increase in cash	$787,433	$198,372

The Company’s primary use of working capital during the three months ended June 30, 2010 was the funding of the purchase of Contracts which are financed substantially through borrowings under the Company’s Line. During 2010, the Company increased the size of the Line and extended the maturity date to November 30, 2011. The Line is secured by all of the assets of Nicholas Financial. The Company may borrow the lesser of $140.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of June 30, 2010, the amount outstanding under the Line was approximately $110.0 million, and the amount available under the Line was approximately $30.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $2.7 million during the three months ended June 30, 2010. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

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

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. Approximately 36% and 47% of the Company’s borrowings under the Line were subject to interest rate swap agreements as of June 30, 2010 and March 31, 2010, respectively. The decrease in this percentage is attributable to the maturing of swaps along with management’s ongoing evaluation of interest rate swap agreements necessary to meet the Company’s objective to minimize the cost of borrowings in light of current and expected future interest rates under the Line. The swap agreements as of June 30, 2010 have maturities ranging from July 2, 2010 through February 2, 2011.

Future Expansion

The Company currently operates a total of fifty-four branch locations in twelve states, including nineteen in Florida, seven in Ohio, six in North Carolina, six in Georgia, three in Kentucky, three in Indiana, two in Virginia, two in Alabama, two in Michigan, two in Tennessee, and one each in Maryland and South Carolina. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, thirteen of our branches have reached this capacity. The Company is currently developing relationships with auto dealers in the Chicago metropolitan area and plans to open its first branch location in Illinois during fiscal 2011. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, could open additional branch locations during the remaining quarters of fiscal 2011. The Company remains open to acquisitions should an opportunity present itself.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual General Meeting of Shareholders was held on August 11, 2010.

(b)	At the Company’s Annual General Meeting of Shareholders, the following directors were reelected for terms expiring in 2013 by the votes indicated below:

	Shares	Shares Abstaining	Shares Withholding Authority
	Voted For
Peter L. Vosotas	4,025,859	—	6,325
Ralph T. Finkenbrink	3,996,879	—	35,305

The directors whose terms of office as directors continued after the meeting were Scott Fink, Alton R. Neal, and Stephen Bragin.

(c)	The only matter other than election of directors, brought for a vote at the Company’s Annual General Meeting of Shareholders, passed by the following vote:

	Shares	Shares Abstaining	Shares Withholding Authority
	Voted For
Approval of Appointment of Dixon Hughes PLLC as the Company’s independent auditors	4,028,884	—	3,300

ITEM 6. EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: August 16, 2009	/s/ Peter L. Vosotas
Peter L. Vosotas Chairman of the Board, President, Chief Executive Officer and Director

Date: August 16, 2009	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink Senior Vice President, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350