Form 10-Q
period 2010-09-30
NICHOLAS FINANCIAL INC
filed 2010-11-12
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

As of October 31, 2010, the registrant had 11,791,720 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	March 31, 2010

Assets
Cash	$1,008,665	$1,533,894
Finance receivables, net	219,514,568	202,439,754
Assets held for resale	1,345,882	1,070,131
Prepaid expenses and other assets	514,322	782,422
Property and equipment, net	691,535	661,093
Deferred income taxes	8,411,565	7,648,779

Total assets	$231,486,537	$214,136,073

Liabilities and shareholders’ equity
Line of credit	$117,000,000	$107,274,971
Drafts payable	1,092,787	941,207
Accounts payable and accrued expenses	6,418,632	6,140,965
Income taxes payable	120,155	420,819
Deferred revenues	1,136,493	1,137,150
Interest rate swaps	162,161	783,678

Total liabilities	125,930,228	116,698,790

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 11,786,720 and 11,718,870 shares issued and outstanding, respectively	25,957,960	25,544,820
Accumulated other comprehensive loss	(30,386)	(178,090)
Retained earnings	79,628,735	72,070,553

Total shareholders’ equity	105,556,309	97,437,283

Total liabilities and shareholders’ equity	$231,486,537	$214,136,073

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Revenue:
Interest and fee income on finance receivables	$15,721,876	$14,138,708	$30,664,781	$27,811,980
Sales	9,977	19,012	19,219	39,454

	15,731,853	14,157,720	30,684,000	27,851,434

Expenses:
Cost of sales	3,411	1,601	6,317	5,972
Marketing	310,423	308,097	629,082	620,248
Salaries and employee benefits	3,981,210	3,559,987	7,914,721	7,022,094
Administrative	1,880,234	1,970,190	3,807,240	3,822,613
Provision for credit losses	1,711,873	3,253,959	3,307,534	6,576,915
Depreciation	66,306	81,486	133,399	165,103
Interest expense	1,449,757	1,293,561	2,989,130	2,566,238
Change in fair value of interest rate swaps	(137,828)	(235,078)	(382,193)	(532,382)

	9,265,386	10,233,803	18,405,230	20,246,801

Operating income before income taxes	6,466,467	3,923,917	12,278,770	7,604,633
Income tax expense	2,484,123	1,491,915	4,720,588	2,908,732

Net income	$3,982,344	$2,432,002	$7,558,182	$4,695,901

Earnings per share:

Basic	$0.34	$0.21	$0.65	$0.41

Diluted	$0.34	$0.21	$0.64	$0.40

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$7,558,182	$4,695,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133,399	165,103
Gain on sale of property and equipment	(3,648)	(7,347)
Provision for credit losses	3,307,534	6,576,915
Deferred income taxes	(855,856)	(751,702)
Share-based compensation	309,140	229,818
Change in fair value of interest rate swaps	(382,193)	(532,382)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	268,100	29,739
Accounts payable and accrued expenses	277,667	(171,511)
Income taxes payable	(300,664)	(195,305)
Deferred revenues	(657)	(50,817)

Net cash provided by operating activities	10,311,004	9,988,412

Cash flows from investing activities
Purchase and origination of finance contracts	(66,741,246)	(55,518,429)
Principal payments received	46,358,898	38,469,585
Increase in assets held for resale	(275,751)	(387,846)
Purchase of property and equipment	(174,448)	(57,439)
Proceeds from sale of property and equipment	14,255	7,347

Net cash used in investing activities	(20,818,292)	(17,486,782)

Cash flows from financing activities
Net proceeds from line of credit	9,725,029	7,646,197
Increase (decrease) in drafts payable	151,580	(12,398)
Proceeds from exercise of stock options	49,390	—
Excess tax benefits from exercise of stock options	56,060	—

Net cash provided by financing activities	9,982,059	7,633,799

Net (decrease) increase in cash	(525,229)	135,429
Cash, beginning of period	1,533,894	1,732,575

Cash, end of period	$1,008,665	$1,868,004

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2010, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 as filed with the Securities and Exchange Commission on June 14, 2010. The March 31, 2010 condensed consolidated balance sheet included herein has been derived from the March 31, 2010 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

2. Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of September 30, 2010 and March 31, 2010, the amount of gross finance receivables not accruing interest was approximately $4,317,000 and $2,580,000, respectively.

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

The Company attributes its entire dealer discount to a reserve for credit losses. A dealer discount represents the difference between the finance receivable, net of unearned interest of a Contract, and the amount of money the Company actually paid for the Contract. After the analysis of purchase date accounting is complete, any uncollectable amounts would be contemplated in estimating the allowance for loan losses.

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Numerator for earnings per share – net income	$3,982,344	$2,432,002	$7,558,182	$4,695,901

Denominator:
Denominator for basic earnings per share – weighted average shares	11,607,523	11,400,214	11,606,505	11,400,214
Effect of dilutive securities: Stock options and other share awards	242,556	235,022	236,010	200,483

Denominator for diluted earnings per share	11,850,079	11,635,236	11,842,515	11,600,697

Earnings per share:
Basic	$0.34	$0.21	$0.65	$0.41

Diluted	$0.34	$0.21	$0.64	$0.40

For the three and six months ended September 30, 2010 potential common stock from stock options totaling 124,100 in each period were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the three months and six months ended September 30, 2009 potential common stock from stock options totaling 331,650 and 365,640, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	September 30,	March 31,
	2010	2010
Finance receivables, gross contract	$355,350,904	$325,419,603
Unearned interest	(101,562,294)	(92,188,402)

Finance receivables, net of unearned interest	253,788,610	233,231,201
Allowance for credit losses	(34,274,042)	(30,791,447)

Finance receivables, net	$219,514,568	$202,439,754

The terms of the finance receivables range from 12 to 72 months and the direct consumer loans range from 6 to 48 months. The receivables bear a weighted average interest rate of approximately 24% for the three month period ending September 30, 2010.

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

On January 12, 2010, the Company executed a new agreement with its consortium of lenders that increases the size of the line of credit facility (the “Line”) from $115,000,000 to $140,000,000, subject to formulas principally related to a percentage of eligible finance receivables, as defined. The pricing of the Line, which expires on November 30, 2011, is 300 basis points above 30-day LIBOR (4.00% at September 30, 2010) with a 1% floor on LIBOR or at the prime rate. Prime rate borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 5.12% and 4.87% for the three months ended September 30, 2010 and 2009 and 5.40% and 4.90% for the six months ended September 30, 2010 and 2009, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Line of Credit (continued)

Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $117,000,000 and $107,000,000 as of September 30, 2010 and March 31, 2010, respectively. The amount available under the line of credit was approximately $23,000,000 and $33,000,000 as of September 30, 2010 and March 31, 2010, respectively. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of September 30, 2010, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swap agreements, in effect, convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables.

The following table summarizes the activity in the Company’s notional amounts of interest rate swaps:

	Six months ended September 30,
	2010	2009
Notional amounts at April 1	$50,000,000	$80,000,000
New contracts	—	—
Matured contracts	(30,000,000)	—

Notional amounts at September 30	$20,000,000	$80,000,000

As of September 30, 2010 and March 31, 2010, the Company had interest rate swaps comprising an aggregate notional amount of $20.0 million and $50.0 million, respectively, which are detailed as follows:

Date Entered	Effective Date	Notional Amount	Fixed Rate of Interest	Maturity Date
January 18, 2005	July 2, 2005	$10,000,000	4.38%	July 2, 2010
September 9, 2005	September 13, 2005	$10,000,000	4.46%	September 2, 2010
November 29, 2007	December 3, 2007	$10,000,000	4.04%	December 2, 2010
January 17, 2008	February 2, 2008	$10,000,000	3.26%	February 2, 2011
February 6, 2008	May 19, 2008	$10,000,000	2.83%	May 19, 2010

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The locations and amounts of losses recognized in income during the three and six months ended September 30, 2010 and September 30, 2009 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Periodic change in fair value of interest rate swaps	$228,319	$527,561	$621,517	$1,117,348
Losses reclassified from accumulated other comprehensive loss	(90,491)	(292,483)	(239,324)	(584,966)

	137,828	235,078	382,193	532,382
Periodic settlement differentials included in interest expense	(245,755)	(761,601)	(638,111)	(1,488,824)

Pre-tax loss recognized in income	$(107,927)	$(526,523)	$(255,918)	$(956,442)

The interest rate swap liabilities are recorded at fair value, which is approximately $162,000 and $784,000 as of September 30, 2010 and March 31, 2010, respectively, in the interest rate swaps line item of the consolidated balance sheets. The changes in the fair value of interest rate swaps are recorded in the change in fair value of interest rate swaps line item of the consolidated statement of income.

Accumulated other comprehensive loss as of September 30, 2010 and March 31, 2010 of approximately $30,000 and $178,000, respectively, represents the after-tax effect of changes in the fair value of interest rate swaps prior to October 2008 when the swaps were designated and qualifying as cash flow hedges. The remaining accumulated other comprehensive loss is expected to be reclassified and affect net earnings during the remainder of fiscal 2011.

The Company records net realized gains and losses from the swap agreements in the interest expense line item of the consolidated statement of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Average variable rate received	0.31%	0.28%	0.30%	0.35%
Average fixed rate paid	3.86%	4.01%	3.96%	4.01%

The following table reconciles net income with comprehensive income.

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Net income	$3,982,344	$2,432,002	$7,558,182	$4,695,901
Reclassification adjustment for loss included in net income, net of tax benefit of $34,640, $111,963, $91,620 and $223,926, respectively.	55,851	180,520	147,704	361,040

Comprehensive income	$4,038,195	$2,612,522	$7,705,886	$5,056,941

7. Fair Value Disclosures

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

	Fair Value Measurement Using			Assets/Liabilities Measured at Fair
Description	Level 1	Level 2	Level 3	Value
Interest rate swap agreements:
September 30, 2010	$—	$162,161	$—	$162,161
March 31, 2010	$—	$783,678	$—	$783,678

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the interest rate swaps existed.

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments, other than the interest rate swap agreements, consist of cash, finance receivables, accrued interest, the Line, and accounts payable. For each of these financial instruments the carrying value approximates fair value. The carrying value of cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. The Line was signed within the fourth quarter of fiscal year ending March 31, 2010. Currently, any new or renewed credit facility would contain pricing that is equal to the Company’s current Line. Based on these market conditions, the fair value of the Line as of September 30, 2010 was estimated to be equal to the book value. Accrued interest is paid monthly. As a result of the short-term nature of this activity, the carrying value of the accrued interest approximates fair value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options or at the prime rate.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

8. Other Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20: “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” on July 21, 2010. The ASU’s main objective is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU amends current guidance and requires additional disclosures, including the requirement to provide a greater level of disaggregated data, as it relates to exposure to credit losses. The ASU will be effective for the Company for the interim reporting period ending December 31, 2010.

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

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and a provision for losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

Contracts are purchased from many different dealers and are all purchased on an individual Contract by Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of state maximum interest rates or the maximum interest rate the customer will accept. In certain markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company only buys Contracts on an individual basis and never purchases Contracts in batches, although the Company may consider portfolio acquisitions as part of its growth strategy.

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

Introduction

Consolidated net income increased 64% to approximately $4.0 million for the three-month period ended September 30, 2010 as compared to $2.4 million for the corresponding period ended September 30, 2009. Net income for the three months ended September 30, 2010 and 2009 includes a pre-tax gain of approximately $138,000 and $235,000, respectively, related to the change in fair value of interest rate swaps. Diluted earnings per increased 62% to $0.34 for the three months ended September 30, 2010 as compared to $0.21 for the three months ended September 30, 2009. Consolidated net income increased to approximately $7.6 million for the six-month period ended September 30, 2010 as compared to $4.7 million for the corresponding period ended September 30, 2009. Net income for the six months ended September 30, 2010 and 2009 includes a pre-tax gain of approximately $382,000 and $532,000, respectively, related to the change in fair value of interest rate swaps. Diluted earnings per increased 60% to $0.64 for the six months ended September 30, 2010 as compared to $0.40 for the six months ended September 30, 2009.

Earnings were favorably impacted primarily by an increase in average finance receivables, a decrease in operating expenses as a percentage of average finance receivables, net of unearned interest, and a decrease in the net charge off percentage and corresponding reduction in the provision for credit losses; these favorable items were partially offset with an increase in interest expense. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three or six months ended September 30, 2010 or 2009, respectively.

As discussed in note 6 “Interest Rate Swap Agreements”, in October 2008 the Company made an economic decision which resulted in undesignating the interest rate swaps as cash flow hedges. Under accounting rules this has introduced volatility to the statement of income for changes in the fair value of interest rate swaps that were previously captured in accumulated comprehensive income or loss in the statement of shareholders’ equity. The Company intends to hold interest rate swaps through their entire term. Accordingly, over the term of each interest rate swap agreement, the unrealized gains and losses from changes in the fair value of interest rate swaps, which are now recorded in the change in fair value of interest rate swaps line item of the statement of income, will net or offset to $0 and cumulatively have no impact on retained earnings.

For the three months ended September 30, 2010, net earnings, excluding changes in fair value of interest rate swaps (non-GAAP), increased 70% to $3.9 million compared to $2.3 million for the three months ended September 30, 2009. Per share diluted net earnings, excluding changes in fair value of interest rate swaps (non-GAAP), increased 65% to $0.33 for the three months ended September 30, 2010 as compared to $0.20 for the three months ended September 30, 2009.

For the six months ended September 30, 2010, net earnings, excluding changes in fair value of interest rate swaps (non-GAAP), increased 68% to $7.3 million compared to $4.4 million for the six months ended September 30, 2009. Per share diluted net earnings, excluding changes in fair value of interest rate swaps (non-GAAP), increased 63% to $0.62 for the six months ended September 30, 2010 as compared to $0.38 for the six months ended September 30, 2009.

See reconciliations of the non-GAAP measures on the following page.

Reconciliation of Non-GAAP Financial Measures

This filing contains disclosures of non-GAAP financial measures including: net earnings, excluding changes in fair value of interest rate swaps and per share diluted net earnings, excluding changes in fair value of interest rate swaps. These measures utilize the GAAP terms “net income” and “diluted earnings per share” and adjust the GAAP terms to exclude the effect of mark-to-market adjustments and reclassifications of previously recorded accumulated comprehensive gains and losses associated with interest rate swaps. Management believes this presentation provides additional and meaningful measures for the assessment of the Company’s ongoing results and performance. Because the Company reported mark-to-market (interest rate swaps) through other comprehensive income under hedge accounting prior to October 2008 and has reported the non-GAAP financial measures of net earnings, excluding changes in fair value of interest rate swaps and per share diluted net earnings, excluding changes in fair value of interest rate swaps, since October 2008. Management believes that the inclusion of these non-GAAP measures provides consistency in its financial reporting and facilitates investors’ understanding of the Company’s historic operating trends by providing an additional basis for comparisons to prior periods. Further, management believes these non-GAAP financials measures provide an additional and meaningful assessment of our ongoing results and performance. We utilize such non-GAAP measure to establish financial and operational goals. Management recognizes that the use of non-GAAP measures has limitations, including the fact that they may not be directly comparable with similar non-GAAP financial measures used by other companies. All non-GAAP financial measures are intended to supplement the applicable GAAP disclosures and should not be considered in isolation from, or as substitute for, financial information prepared in accordance with GAAP.

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

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Net income, GAAP	$3,982,344	$2,432,002	$7,558,182	$4,695,901
Mark-to-market gain on interest rate swaps, net of tax expense of $52,947, $89,379, $146,953, and $203,631 respectively	(84,881)	(145,699)	(235,240)	(328,751)

Net earnings, excluding changes in fair value of interest rate swaps (a)	$3,897,463	$2,286,303	$7,322,942	$4,367,150

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Diluted earnings per share, GAAP	$0.34	$0.21	$0.64	$0.40
Per diluted share mark-to-market gain on interest rate swaps	(0.01)	(0.01)	(0.02)	(0.02)

Per share diluted net earnings, excluding changes in fair value of interest rate swaps (a)	$0.33	$0.20	$0.62	$0.38

(a)	Represents a non-GAAP financial measure. See information on non-GAAP financial measures above.

	Three months ended September 30,		Six months ended September 30,
Portfolio Summary	2010	2009	2010	2009

Average finance receivables, net of unearned interest (1) Average Net Finance Receivables (1)	$249,065,668	$222,701,667	$243,690,043	$219,211,625

Average indebtedness (2)	$113,324,542	$106,342,703	$110,785,451	$104,667,063

Interest and fee income on finance receivables (3)	$15,721,876	$14,138,708	$30,664,781	$27,811,980

Interest expense	1,449,757	1,293,561	2,989,130	2,566,238

Net interest and fee income on finance receivables	$14,272,119	$12,845,147	$27,675,651	$25,245,742

Weighted average contractual rate (4)	23.56%	23.49%	23.55%	23.70%

Average cost of borrowed funds (2)	5.12%	4.87%	5.40%	4.90%

Gross portfolio yield (5)	25.25%	25.39%	25.17%	25.37%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.33%	2.32%	2.45%	2.34%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	2.75%	5.84%	2.71%	6.00%

Net portfolio yield (5)	20.17%	17.23%	20.01%	17.03%

Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	9.93%	10.53%	10.15%	10.51%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	10.24%	6.70%	9.86%	6.52%

Write-off to liquidation (8)	7.18%	11.11%	6.85%	10.96%

Net charge-off percentage (9)	5.31%	8.24%	4.96%	7.98%

Note: All three and six month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $53,000 and $56,000 during the three-month periods ended September 30, 2010 and 2009 and $111,000 and $109,000 during the six-month periods ended September 30, 2010 and 2009, respectively.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2010 compared to three months September 30, 2009

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 11% to approximately $15.7 million for the three-month period ended September 30, 2010 from $14.1 million for the corresponding period ended September 30, 2009. Average finance receivables, net of unearned interest equaled approximately $249.1 million for the three-month period ended September 30, 2010, an increase of 12% from $222.7 million for the corresponding period ended September 30, 2009. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations. The gross finance receivable balance increased 12% to approximately $355.4 million as of September 30, 2010, from $316.5 million as of September 30, 2009. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 25.25% for the three-month period ended September 30, 2010 from 25.39% for the three-month period ended September 30, 2009. The net portfolio yield increased to 20.17% for the corresponding period ended September 30, 2010 from 17.23% for the three-month period ended September 30, 2009. The gross portfolio yield decreased primarily due to a lower weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a decrease in change of charge offs and a corresponding decrease in the provision for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $6.2 million for the three-month period ended September 30, 2010 from approximately $5.9 million for the corresponding period ended September 30, 2009. The increase of 5% was primarily attributable to salaries expense. The Company opened additional branches and increased headcount to 272 as of September 30, 2010 from 258 as of September 30, 2009. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.93% for the three-month period ended September 30, 2010 from 10.53% for the three-month period ended September 30, 2009.

Interest Expense

Interest expense increased to approximately $1.4 million for the three-month period ended September 30, 2010 from $1.3 million for the three-month period ended September 30, 2009. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2010	2009
Variable interest under the line of credit facility	0.57%	0.38%
Settlements under interest rate swap agreements	0.87%	2.87%
Credit spread under the line of credit facility	3.68%	1.62%

Average cost of borrowed funds	5.12%	4.87%

On January 12, 2010, the Company executed a new line of credit facility. At this time, the pricing changed from 162.5 basis points above 30-day LIBOR to 300 basis points above 30-day LIBOR with a 1% floor on LIBOR. For further discussions regarding the Company’s line of credit see note 5 – “Line of Credit”. The increase in the credit spread under the new facility is the primary reason the Company’s average cost of funds increased. The weighted-average 30-day LIBOR rate increased to 0.31% for the three-month period ended September 30, 2010 as compared to 0.28% for the three-month period ended September 30, 2009.

Settlements under interest rate swap agreements decreased as a result of maturing interest rate swap agreements. The weighted average notional amount of interest rate swaps was $27.2 million at a weighted average fixed rate of 3.86% for the three-month period ended September 30, 2010 as compared to $80.0 million at 4.01% for the corresponding period ended September 30, 2009. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Six months ended September 30, 2010 compared to six months ended September 30, 2009

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 10% to approximately $30.7 million for the six-month period ended September 30, 2010 from $27.8 million for the corresponding period ended September 30, 2009. Average finance receivables, net of unearned interest equaled approximately $243.7 million for the six-month period ended September 30, 2010, an increase of 11% from $219.2 million for the corresponding period ended September 30, 2009. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations. The gross finance receivable balance increased 12% to approximately $355.4 million as of September 30, 2010, from $316.5 million as of September 30, 2009. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 25.17% for the six-month period ended September 30, 2010 from 25.37% for the six-month period ended September 30, 2009. The net portfolio yield increased to 20.01% for the corresponding period ended September 30, 2010 from 17.03% for the six-month period ended September 30, 2009. The gross portfolio yield decreased primarily due to a lower weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a decrease in change of charge offs and a corresponding decrease in the provision for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $12.5 million for the six-month period ended September 30, 2010 from approximately $11.6 million for the corresponding period ended September 30, 2009. The increase of 7% was primarily attributable to salaries expense. The Company opened additional branches and increased headcount to 272 as of September 30, 2010 from 258 as of September 30, 2009. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.15% for the six-month period ended September 30, 2010 from 10.51% for the six-month period ended September 30, 2009.

Interest Expense

Interest expense increased to approximately $3.0 million for the six-month period ended September 30, 2010 from $2.6 million for the six-month period ended September 30, 2009. The following table summarizes the Company’s average cost of borrowed funds for the six-month period ended September 30:

	Six months ended September 30,
	2010	2009
Variable interest under the line of credit facility	0.55%	0.44%
Settlements under interest rate swap agreements	1.15%	2.84%
Credit spread under the line of credit facility	3.70%	1.62%

Average cost of borrowed funds	5.40%	4.90%

On January 12, 2010, the Company executed a new line of credit facility. At this time, the pricing changed from 162.5 basis points above 30-day LIBOR to 300 basis points above 30-day LIBOR with a 1% floor on LIBOR. For further discussions regarding the Company’s line of credit see note 6 – “Line of Credit”. The increase in the credit spread under the new facility is the primary reason the Company’s average cost of funds increased. The weighted-average 30-day LIBOR rate decreased to 0.30% for the six-month period ended September 30, 2010 as compared to 0.35% for the six-month period ended September 30, 2009. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which convert a portion of the Company’s floating rate debt to fixed rate debt, as well as the 1% floor on LIBOR under the new credit facility.

Settlements under interest rate swap agreements decreased as a result of maturing interest rate swap agreements. The weighted average notional amount of interest rate swaps was $36.2 million at a weighted average fixed rate of 3.96% for the six-month period ended September 30, 2010 as compared to $80.0 million at 4.01% for the corresponding period ended September 30, 2009. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the twelve states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month and six-month periods ended September 30, 2010 and 2009, less than 2% were for new vehicles. As of September 30, 2010, the average model year of vehicles collateralizing the portfolio was a 2004 vehicle.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
State	2010	2009	2010	2009
FL	$12,176,123	$12,088,200	$24,401,790	$23,638,790
GA	4,782,217	3,071,557	8,811,638	6,086,909
NC	3,971,706	3,311,508	7,318,021	6,396,429
SC	507,943	681,947	997,803	1,303,100
OH	5,381,608	4,659,872	10,429,292	9,091,707
MI	1,395,616	933,960	2,834,109	1,889,779
VA	1,233,552	816,660	2,652,687	1,753,763
IN	2,482,458	1,578,215	4,727,425	3,327,696
KY	2,378,840	2,074,737	4,828,135	4,158,346
MD	430,883	261,735	888,501	572,619
AL	1,535,109	1,110,039	2,830,705	1,962,665
TN	1,478,861	674,550	2,760,612	1,170,444

Total	$37,754,916	$31,262,980	$73,480,718	$61,352,247

	Three months ended September 30,		Six months ended September 30,
Contracts	2010	2009	2010	2009
Purchases	$37,754,916	$31,262,980	$73,480,718	$61,352,247
Weighted APR	23.46%	23.38%	23.45%	23.59%
Average discount	8.70%	8.96%	8.78%	9.07%
Weighted average term (months)	49	49	49	49
Average loan	$9,860	$9,468	$9,880	$9,456
Number of Contracts	3,829	3,302	7,437	6,488

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
Direct Loans Originated	2010	2009	2010	2009
Originations	$1,251,446	$1,061,348	$2,413,327	$2,011,070
Weighted APR	26.66%	26.76%	26.59%	26.89%
Weighted average term (months)	24	24	24	23
Average loan	$2,838	$2,660	$2,813	$2,629
Number of loans	441	399	858	765

Analysis of Credit Losses

As of September 30, 2010, the Company had 1,114 active static pools. The average pool upon inception consisted of 78 Contracts with aggregate finance receivables, net of unearned interest, of approximately $751,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts.

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$32,334,059	$26,580,254	$30,408,578	$24,926,076
Discounts acquired on new volume	3,282,702	2,796,052	6,449,499	5,559,465
Current period provision	1,654,329	3,296,669	3,255,166	6,541,738
Losses absorbed	(3,879,066)	(5,016,563)	(7,254,208)	(9,625,047)
Recoveries	558,914	462,682	1,138,526	909,657
Discounts accreted	(28,207)	(58,104)	(74,830)	(250,899)

Balance at end of period	$33,922,731	$28,060,990	$33,922,731	$28,060,990

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans.

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$342,367	$538,085	$382,869	$513,067
Current period provision	57,544	(42,710)	52,368	35,177
Losses absorbed	(60,355)	(104,004)	(110,407)	(170,528)
Recoveries	11,754	13,629	26,480	27,284

Balance at end of period	$351,310	$405,000	$351,310	$405,000

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
September 30, 2010	$350,342,985	$8,697,471	$3,288,209	$973,332	$12,959,012
		2.48%	0.94%	0.28%	3.70%
September 30, 2009	$310,564,055	$10,944,006	$4,366,307	$1,537,826	$16,848,139
		3.52%	1.41%	0.50%	5.43%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
September 30, 2010	$5,007,919	$57,364	$41,963	$13,477	$112,804
		1.15%	0.84%	0.27%	2.25%
September 30, 2009	$5,952,797	$169,242	$57,787	$50,457	$277,846
		2.84%	0.97%	0.85%	4.66%

The average dealer discount associated with new volume for the three months ended September 30, 2010 and 2009 was 8.70% and 8.96%, respectively. The average dealer discount associated with new volume for the six months ended September 30, 2010 and 2009 was 8.78% and 9.07%, respectively. The amount of discount is a result of credit quality associated with Contracts purchased and the competition in the markets in which the Company operates.

The Company’s losses as a percentage of liquidation decreased to 7.18% for the three months ended September 30, 2010 from 11.11% for the three months ended September 30, 2009. The Company’s losses as a percentage of liquidation decreased to 6.85% for the six months ended September 30, 2010 from 10.96% for the six months ended September 30, 2009. Since the inception of the revised underwriting guidelines in October 2008, the Company has seen improvements in the quality of its Contracts. During comparable liquidation cycles, the default rate for static pools originated since the revision of underwriting guidelines has decreased when compared to the preceding year’s performance.

The Company believes that continued weakness in employment will make it difficult for additional improvement. The provision for credit losses decreased to $1.7 million for the three months ended September 30, 2010 from $3.3 million for the three months ended September 30, 2009, largely due to the decrease in the net charge-off rate to 5.31% for the three months ended September 30, 2010 as compared to 8.24% for the three months ended September 30, 2009. The provision for credit losses decreased to $3.3 million for the six months ended September 30, 2010 from $6.6 million for the six months ended September 30, 2009, largely due to the decrease in the net charge-off rate to 4.96% for the six months ended September 30, 2010 as compared to 7.98% for the six months ended September 30, 2009. While the Company is encouraged with the decline in net charge-offs and delinquency percentages for these periods, from a historical perspective, delinquencies remain high; leading to an increase in the overall allowance for credit losses as a percentage of finance receivables. Because of the seasonality of the business, the Company experiences higher net charge-offs for the quarters ending September 30 and December 31 than the quarters ending June 30 and March 31.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 6%-10% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three and six months ended September 30, 2010.

Recoveries as a percentage of charge-offs increased to approximately 16.05% for the three months ended September 30, 2010 from approximately 10.39% for the three months ended September 30, 2009. Recoveries as a percentage of charge-offs increased to approximately 17.94% for the six months ended September 30, 2010 from approximately 10.67% for the three months ended September 30, 2009. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period; however, with historically high charge off rates in recent prior periods, the Company attributes a large portion of the increase to recouping a percent of those losses.

The delinquency percentage for Contracts more than thirty days past due as of September 30, 2010 was 3.70% as compared to 5.43% as of September 30, 2009. The delinquency percentage for direct loans more than thirty days past due as of September 30, 2010 was 2.25% as compared to 4.66% as of September 30, 2009. The delinquency percentage decrease is attributable to allocating additional resources focused on collections, and stricter underwriting guidelines.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts. For the three months ended September 30, 2010 and September 30, 2009 the Company granted deferrals to approximately 7.96% and 10.82%, respectively, of total Contracts. For the six months ended September 30, 2010 and September 30, 2009 the Company granted deferrals to approximately 13.78% and 21.81%, respectively, of total Contracts. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

The Company believes delinquency trends over several reporting periods are useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes results from internal branch audits as an indicator of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators.

Income Taxes

Driven by increases in operating income, the provision for income taxes increased to approximately $2.5 million for the three months ended September 30, 2010 from approximately $1.5 million for the three months ended September 30, 2009. The provision for income taxes increased to approximately $4.7 million for the six months ended September 30, 2010 from approximately $2.9 million for the six months ended September 30, 2009. The Company’s effective tax rate increased to 38.42% for the three months ended September 30, 2010 from 38.34% for the three months ended September 30, 2009. The Company’s effective tax rate increased to 38.45% for the six months ended September 30, 2010 from 38.25% for the six months ended September 30, 2009.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$10,311,004	$9,988,412
Investing activities (primarily purchase of Contracts)	(20,818,292)	(17,486,782)
Financing activities	9,982,059	7,633,799

Net (decrease) increase in cash	$(525,229)	$135,429

The Company’s primary use of working capital during the six months ended September 30, 2010 was the funding of the purchase of Contracts which are financed substantially through borrowings under the Company’s Line. During 2010, the Company increased the size of the Line and extended the maturity date to November 30, 2011. The Line is secured by all of the assets of the Company. The Company may borrow the lesser of $140.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of September 30, 2010, the amount outstanding under the Line was approximately $117.0 million, and the amount available under the Line was approximately $23.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $9.7 million during the six months ended September 30, 2010. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

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

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. Approximately 17% and 47% of the Company’s borrowings under the Line were subject to interest rate swap agreements as of September 30, 2010 and March 31, 2010, respectively. The decrease in this percentage is attributable to the maturing of swaps along with management’s ongoing evaluation of interest rate swap agreements necessary to meet the Company’s objective to minimize the cost of borrowings in light of current and expected future interest rates under the Line. The swap agreements as of September 30, 2010 have maturities ranging from December 2, 2010 through February 2, 2011.

Future Expansion

The Company currently operates a total of fifty-four branch locations in twelve states, including nineteen in Florida, seven in Ohio, six in North Carolina, six in Georgia, three in Kentucky, three in Indiana, two in Virginia, two in Alabama, two in Michigan, two in Tennessee, and one each in Maryland and South Carolina. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, fifteen of our branches have reached this capacity. The Company is currently developing relationships with auto dealers in both the Chicago and St. Louis metropolitan areas. The Company will determine during the remainder of this fiscal year whether it plans on opening branch locations in these new markets. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, could open additional branch locations during the remaining quarters of fiscal 2011. The Company remains open to acquisitions should an opportunity present itself.

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

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: November 12, 2010	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President, Chief Executive Officer and Director

Date: November 12, 2010	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350