Form 10-Q
period 2010-12-31
NICHOLAS FINANCIAL INC
filed 2011-02-11
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2010

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

As of January 31, 2011, the registrant had 11,795,660 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2010 (Unaudited)	March 31, 2010
Assets
Cash	$3,351,711	$1,533,894
Finance receivables, net	222,309,450	202,439,754
Assets held for resale	1,262,411	1,070,131
Prepaid expenses and other assets	502,270	782,422
Property and equipment, net	676,028	661,093
Deferred income taxes	8,624,697	7,648,779

Total assets	$236,726,567	$214,136,073

Liabilities and shareholders’ equity
Line of credit	$118,016,874	$107,274,971
Drafts payable	1,183,625	941,207
Accounts payable and accrued expenses	6,079,942	6,140,965
Income taxes payable	116,837	420,819
Deferred revenues	1,106,441	1,137,150
Interest rate swaps	24,154	783,678

Total liabilities	126,527,873	116,698,790

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 11,795,660 and 11,718,870 shares issued and outstanding, respectively	26,099,446	25,544,820
Accumulated other comprehensive loss	(4,307)	(178,090)
Retained earnings	84,103,555	72,070,553

Total shareholders’ equity	110,198,694	97,437,283

Total liabilities and shareholders’ equity	$236,726,567	$214,136,073

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Revenue:
Interest and fee income on finance receivables	$15,984,880	$14,354,022	$46,649,661	$42,166,002
Sales	10,470	11,020	29,689	50,474

	15,995,350	14,365,042	46,679,350	42,216,476

Expenses:
Cost of sales	2,857	5,868	9,174	11,840
Marketing	329,572	311,718	958,654	931,966
Salaries and employee benefits	4,021,027	3,632,115	11,935,748	10,654,209
Administrative	1,825,296	1,759,117	5,632,536	5,581,730
Provision for credit losses	1,201,172	3,019,586	4,508,706	9,596,501
Depreciation	65,624	79,190	199,023	244,293
Interest expense	1,382,950	1,079,044	4,372,080	3,645,282
Change in fair value of interest rate swaps	(95,756)	(264,501)	(477,949)	(796,883)

	8,732,742	9,622,137	27,137,972	29,868,938

Operating income before income taxes	7,262,608	4,742,905	19,541,378	12,347,538
Income tax expense	2,787,788	1,833,767	7,508,376	4,742,499

Net income	$4,474,820	$2,909,138	$12,033,002	$7,605,039

Earnings per share:

Basic	$0.39	$0.25	$1.04	$0.67

Diluted	$0.38	$0.25	$1.01	$0.65

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2010	2009
Cash flows from operating activities
Net income	$12,033,002	$7,605,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	199,023	244,293
Gain on sale of property and equipment	(3,648)	(10,032)
Provision for credit losses	4,508,707	9,596,501
Deferred income taxes	(1,085,160)	(955,246)
Share-based compensation	471,997	354,754
Change in fair value of interest rate swaps	(477,949)	(796,883)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	280,152	(23,755)
Accounts payable and accrued expenses	(61,024)	(533,801)
Income taxes payable	(303,982)	(189,770)
Deferred revenues	(30,709)	(118,334)

Net cash provided by operating activities	15,530,409	15,172,766

Cash flows from investing activities
Purchase and origination of finance contracts	(96,083,311)	(79,318,221)
Principal payments received	71,704,908	58,976,239
Increase in assets held for resale	(192,280)	(370,086)
Purchase of property and equipment	(226,064)	(169,492)
Proceeds from sale of property and equipment	15,755	10,032

Net cash used in investing activities	(24,780,992)	(20,871,528)

Cash flows from financing activities
Net proceeds from line of credit	10,741,903	8,339,722
Increase (decrease) in drafts payable	242,418	(128,641)
Proceeds from exercise of stock options	20,283	260,956
Excess tax benefits from exercise of stock options and issuance of performance share awards	63,796	262,836

Net cash provided by financing activities	11,068,400	8,734,873

Net increase in cash	1,817,817	3,036,111
Cash, beginning of period	1,533,894	1,732,575

Cash, end of period	$3,351,711	$4,768,686

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables, and the net realizable value of assets held for resale.

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Numerator for earnings per share – net income	$4,474,820	$2,909,138	$12,033,002	$7,605,039

Denominator:
Denominator for basic earnings per share – weighted average shares	11,604,037	11,510,017	11,606,223	11,399,565
Effect of dilutive securities:
Stock options and other share awards	295,645	214,624	260,762	217,719

Denominator for diluted earnings per share	11,899,682	11,724,641	11,866,985	11,617,284

Earnings per share:
Basic	$0.39	$0.25	$1.04	$0.67

Diluted	$0.38	$0.25	$1.01	$0.65

For the three and nine months ended December 31, 2010 potential common stock from stock options totaling 28,500 and 76,900, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the three months and nine months ended December 31, 2009 potential common stock from stock options totaling 273,900 and 312,400, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	December 31,	March 31,
	2010	2010
Finance receivables, gross contract	$359,216,110	$325,419,603
Unearned interest	(102,166,953)	(92,188,402)

Finance receivables, net of unearned interest	257,049,157	233,231,201
Allowance for credit losses	(34,739,707)	(30,791,447)

Finance receivables, net	$222,309,450	$202,439,754

The terms of the finance receivables range from 12 to 72 months and the direct consumer loans range from 6 to 48 months. The receivables bear a weighted average interest rate of approximately 23.5% for the three month period ending December 31, 2010.

Finance receivables consist of automobile finance installment contracts (“Contracts”) and direct consumer loans (“direct loans”), each of which comprise a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Balance at beginning of period	$33,922,731	$28,060,990	$30,408,578	$24,926,076
Discounts acquired on new volume	2,779,357	2,380,471	9,228,856	7,939,936
Current period provision	1,127,064	2,921,300	4,382,230	9,463,038
Losses absorbed	(3,960,465)	(5,249,383)	(11,214,673)	(14,874,430)
Recoveries	511,261	506,933	1,649,787	1,416,590
Discounts accreted	(31,507)	(52,321)	(106,337)	(303,220)

Balance at end of period	$34,348,441	$28,567,990	$34,348,441	$28,567,990

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of December 31, 2010, the average model year of vehicles collateralizing the portfolio was a 2004 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 90%. A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The average dealer discount associated with new volume for the three months ended December 31, 2010 and 2009 was 8.74% and 9.08%, respectively. The average dealer discount associated with new volume for the nine months ended December 31, 2010 and 2009 was 8.76% and 9.07%, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Balance at beginning of period	$351,310	$405,000	$382,869	$513,067
Current period provision	74,108	98,286	126,476	133,463
Losses absorbed	(43,204)	(74,826)	(153,611)	(245,355)
Recoveries	9,052	16,175	35,532	43,460

Balance at end of period	$391,266	$444,635	$391,266	$444,635

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

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

Changes in the allowance for credit losses for both Contracts and direct loans were driven by current economic conditions and trends over several reporting periods which are useful in estimating future losses and overall portfolio performance. The provision for credit losses decreased in each period, largely due to the decrease in the net charge-off rate which was 5.39% for the three months ended December 31, 2010 as compared to 8.39% for the three months ended December 31, 2009 and 5.11% for the nine months ended December 31, 2010 as compared to 8.12% for the nine months ended December 31, 2009.

The Company’s losses as a percentage of liquidation decreased to 7.20% for the three months ended December 31, 2010 from 11.27% for the three months ended December 31, 2009. The Company’s losses as a percentage of liquidation decreased to 6.97% for the nine months ended December 31, 2010 from 11.07% for the nine months ended December 31, 2009. Since the inception of the revised underwriting guidelines in October 2008, the Company has seen improvements in the quality of its Contracts. During comparable liquidation cycles, the default rate for accounts originated since the revision of underwriting guidelines has decreased when compared to the preceding year’s performance. In addition, auction proceeds from repossessed vehicles reduce the amount of the write-off which drives down the write-off to liquidation percentage. During the nine months ended December 31, 2010 and 2009 auction proceeds from the sale of repossessed vehicles averaged approximately 51% and 43%, respectively of the related principal balance. The Company was prepared to see a decline in the amount received for repossessed automobiles during the three months ended December 31, 2010. However, during the quarter the Company experienced an increase in the amount received to approximately 55% of principal balance.

Recoveries as a percentage of charge-offs increased to approximately 14.01% for the three months ended December 31, 2010 from approximately 10.86% for the three months ended December 31, 2009. Recoveries as a percentage of charge-offs increased to approximately 16.55% for the nine months ended December 31, 2010 from approximately 10.74% for the three months ended December 31, 2009. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period; however, with historically high charge off rates in recent prior periods, the Company attributes a large portion of the increase to recouping a percent of those losses.

The following table is an assessment of the credit quality by creditworthiness. A performing account is defined as an account that is less than 60 days past due. A non-performing account is defined as an account that is contractually delinquent for 60 days or more and the accrual of interest income is suspended. When an account is 120 days contractually delinquent, the account is written off.

	December 31, 2010		December 31, 2009
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$353,711,759	$5,250,997	$310,549,872	$5,595,571
Bankrupt accounts	251,805	1,549	132,486	4,286

Total	$353,963,564	$5,252,546	$310,682,358	$5,599,857

Performing accounts	$350,219,972	$5,219,677	$305,052,011	$5,472,440
Non-performing accounts	3,743,592	32,869	5,630,347	127,417

Total	$353,963,564	$5,252,546	$310,682,358	$5,599,857

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
December 31, 2010	$353,963,564	$10,065,353	$2,807,904	$935,688	$13,808,945
		2.84%	0.79%	0.26%	3.89%
December 31, 2009	$310,682,358	$11,437,840	$3,810,954	$1,819,393	$17,068,187
		3.68%	1.23%	0.59%	5.50%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
December 31, 2010	$5,252,546	$63,680	$18,491	$14,378	$96,549
		1.21%	0.35%	0.27%	1.83%
December 31, 2009	$5,599,857	$141,300	$83,097	$44,320	$268,717
		2.52%	1.48%	0.79%	4.79%

The delinquency percentage for Contracts more than thirty days past due as of December 31, 2010 was 3.89% as compared to 5.50% as of December 31, 2009. The delinquency percentage for direct loans more than thirty days past due as of December 31, 2010 was 1.83% as compared to 4.79% as of December 31, 2009. The delinquency percentage decrease is attributable to allocating additional resources focused on collections, and stricter underwriting guidelines.

When the Company receives a payment for a Contract that was contractually delinquent for more than 60 days, the payment is posted to the account. At the time of the payment, the interest that was paid is recorded as income by the Company and the Contract is no longer considered over 60 days contractually delinquent; therefore, the accruing of interest is resumed.

5. Line of Credit

Prior to January 12, 2010, the Company had an $115,000,000 line of credit facility expiring on November 30, 2010. Under this former facility, the Company could borrow the lesser of the $115,000,000 or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the former facility could be under various LIBOR pricing options plus 162.5 basis points or at the prime rate.

On January 12, 2010, the Company executed a new agreement with its consortium of lenders that increases the size of the line of credit facility (the “Line”) from $115,000,000 to $140,000,000, subject to formulas principally related to a percentage of eligible finance receivables, as defined. The pricing of the Line, which expires on November 30, 2011, is 300 basis points above 30-day LIBOR (4.00% at December 31, 2010) with a 1% floor on LIBOR or at the prime rate. Prime rate borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 4.73% and 3.92% for the three months ended December 31, 2010 and 2009 and 5.17% and 4.57% for the nine months ended December 31, 2010 and 2009, respectively.

Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $118,000,000 and $107,000,000 as of December 31, 2010 and March 31, 2010, respectively. The amount available under the line of credit was approximately $22,000,000 and $33,000,000 as of December 31, 2010 and March 31, 2010, respectively. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of December 31, 2010, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage interest rate exposure. The swap agreements, in effect, convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

The following table summarizes the activity in the notional amounts of interest rate swaps:

	Nine months ended December 31,
	2010	2009
Notional amounts at April 1	$50,000,000	$80,000,000
New contracts	—	—
Matured contracts	(40,000,000)	(30,000,000)

Notional amounts at December 31	$10,000,000	$50,000,000

As of December 31, 2010 and March 31, 2010, the Company had interest rate swaps comprising an aggregate notional amount of $10.0 million and $50.0 million, respectively, which are detailed as follows:

Date Entered	Effective Date	Notional Amount	Fixed Rate of Interest	Maturity Date
February 6, 2008	May 19, 2008	$10,000,000	2.83%	May 19, 2010

January 18, 2005	July 2, 2005	$10,000,000	4.38%	July 2, 2010

September 9, 2005	September 13, 2005	$10,000,000	4.46%	September 2, 2010

November 29, 2007	December 3, 2007	$10,000,000	4.04%	December 2, 2010

January 17, 2008	February 2, 2008	$10,000,000	3.26%	February 2, 2011

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

The locations and amounts of losses recognized in income during are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Periodic change in fair value of interest rate swaps	$138,007	$463,225	$759,524	$1,580,573
Losses reclassified from accumulated other comprehensive loss	(42,251)	(198,724)	(281,575)	(783,690)

	95,756	264,501	477,949	796,883

Periodic settlement differentials included in interest expense	(138,775)	(541,000)	(776,886)	(2,029,824)

Pre-tax loss recognized in income	$(43,019)	$(276,499)	$(298,937)	$(1,232,941)

The interest rate swap liabilities are recorded at fair value, which is approximately $24,000 and $784,000 as of December 31, 2010 and March 31, 2010, respectively, in the interest rate swaps line item of the consolidated balance sheets. The changes in the fair value of interest rate swaps are recorded in the change in fair value of interest rate swaps line item of the consolidated statements of income.

Accumulated other comprehensive loss as of December 31, 2010 and March 31, 2010 of approximately $4,000 and $178,000, respectively, represents the after-tax effect of changes in the fair value of interest rate swaps prior to October 2008 when the swaps were designated and qualifying as cash flow hedges. The remaining accumulated other comprehensive loss is expected to be reclassified and affect net earnings during the remainder of fiscal 2011.

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

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Average variable rate received	0.26%	0.24%	0.29%	0.32%
Average fixed rate paid	3.58%	3.91%	3.89%	3.98%

The following table reconciles net income with comprehensive income.

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Net income	$4,474,820	$2,909,138	$12,033,002	$7,605,039
Reclassification adjustment for loss included in net income, net of tax benefit of $16,172, $76,072, $107,792 and $299,998, respectively.	26,079	122,652	173,783	483,692

Comprehensive income	$4,500,899	$3,031,790	$12,206,785	$8,088,731

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

	Fair Value Measurement Using			Assets/Liabilities Measured at Fair
Description	Level 1	Level 2	Level 3	Value
Interest rate swap agreements:
December 31, 2010	$—	$24,154	$—	$24,154
March 31, 2010	$—	$783,678	$—	$783,678

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Disclosures (continued)

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments, other than the interest rate swap agreements, consist of cash, finance receivables, accrued interest, the Line, and accounts payable. For each of these financial instruments the carrying value approximates fair value. The carrying value of cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. The Line was signed within the fourth quarter of fiscal year ending March 31, 2010. Currently, any new or renewed credit facility would contain pricing that is equal to the Company’s current Line. Based on these market conditions, the fair value of the Line as of December 31, 2010 was estimated to be equal to the book value. Accrued interest is paid monthly. As a result of the short-term nature of this activity, the carrying value of the accrued interest approximates fair value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options or at the prime rate.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

8. Recently Issued Accounting Standards

During the current quarter the Company adopted recent accounting guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s loan portfolio, how that risk is analyzed and assessed in arriving at the allowance for loan losses, and the changes and reasons for those changes in the allowance for loan losses (see note 4).

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

Forward-Looking Information

This report on Form 10-Q contains various statements, other than those concerning historical information, that are based on management’s beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words “anticipate”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy, the ability to access bank financing, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company’s existing and future markets, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statement. You should also consult factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Forms 10-K, 10-Q, 8-K and annual reports to shareholders.

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and a provision for losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

Introduction

Consolidated net income increased 55% to approximately $4.5 million for the three-month period ended December 31, 2010 as compared to $2.9 million for the corresponding period ended December 31, 2009. Diluted earnings per share increased 52% to $0.38 for the three months ended December 31, 2010 as compared to $0.25 for the three months ended December 31, 2009. Consolidated net income increased to approximately $12.0 million for the nine-month period ended December 31, 2010 as compared to $7.6 million for the corresponding period ended December 31, 2009. Diluted earnings per share increased 55% to $1.01 for the nine months ended December 31, 2010 as compared to $0.65 for the nine months ended December 31, 2009.

Earnings were favorably impacted primarily by an increase in average finance receivables, a decrease in operating expenses as a percentage of average finance receivables, net of unearned interest, and a decrease in the net charge off percentage and corresponding reduction in the provision for credit losses; these favorable items were partially offset with an increase in interest expense. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three or nine months ended December 31, 2010 or 2009, respectively.

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

	Three months ended December 31,		Nine months ended December 31,
Portfolio Summary	2010	2009	2010	2009

Average finance receivables, net of unearned interest (1) Average Net Finance Receivables (1)	$255,571,347	$226,321,020	$247,650,478	$221,581,423

Average indebtedness (2)	$117,009,444	$110,060,915	$112,860,116	$106,465,014

Interest and fee income on finance receivables (3)	$15,984,880	$14,354,022	$46,649,661	$42,166,002
Interest expense	1,382,950	1,079,044	4,372,080	3,645,282

Net interest and fee income on finance receivables	$14,601,930	$13,274,978	$42,277,581	$38,520,720

Weighted average contractual rate (4)	23.48%	23.41%	23.45%	23.60%

Average cost of borrowed funds (2)	4.73%	3.92%	5.17%	4.57%

Gross portfolio yield (5)	25.02%	25.37%	25.12%	25.37%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.16%	1.91%	2.35%	2.19%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	1.88%	5.34%	2.43%	5.77%

Net portfolio yield (5)	20.98%	18.12%	20.34%	17.41%

Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	9.69%	10.12%	9.99%	10.38%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	11.29%	8.00%	10.35%	7.03%

Write-off to liquidation (8)	7.20%	11.27%	6.97%	11.07%
Net charge-off percentage (9)	5.39%	8.39%	5.11%	8.12%

Note: All three and nine month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $52,000 and $55,000 during the three-month periods ended December 31, 2010 and 2009 and $163,000 and $164,000 during the nine-month periods ended December 31, 2010 and 2009, respectively.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2010 compared to three months December 31, 2009

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 11% to approximately $16.0 million for the three-month period ended December 31, 2010 from $14.4 million for the corresponding period ended December 31, 2009. Average finance receivables, net of unearned interest equaled approximately $255.6 million for the three-month period ended December 31, 2010, an increase of 13% from $226.3 million for the corresponding period ended December 31, 2009. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 14% to approximately $359.2 million as of December 31, 2010, from $316.3 million as of December 31, 2009. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 25.02% for the three-month period ended December 31, 2010 from 25.37% for the three-month period ended December 31, 2009. The net portfolio yield increased to 20.98% for the corresponding period ended December 31, 2010 from 18.12% for the three-month period ended December 31, 2009. The gross portfolio yield decreased primarily due to a lower weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a decrease in the net charge-off percentage and a corresponding decrease in the provision for credit losses which are discussed at note 4 – “Allowance for Credit Losses. See also “Analysis of Credit Losses” below.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $6.2 million for the three-month period ended December 31, 2010 from approximately $5.8 million for the corresponding period ended December 31, 2009. The increase of 7% was primarily attributable to salaries expense. The Company opened additional branches and increased average headcount to 269 as of December 31, 2010 from 251 as of December 31, 2009. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.69% for the three-month period ended December 31, 2010 from 10.12% for the three-month period ended December 31, 2009.

Interest Expense

Interest expense increased to approximately $1.4 million for the three-month period ended December 31, 2010 from $1.1 million for the three-month period ended December 31, 2009. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2010	2009
Variable interest under the line of credit facility	0.56%	0.33%
Settlements under interest rate swap agreements	0.47%	1.97%
Credit spread under the line of credit facility	3.70%	1.62%

Average cost of borrowed funds	4.73%	3.92%

On January 12, 2010, the Company executed a new line of credit facility. At this time, the pricing changed from 162.5 basis points above 30-day LIBOR to 300 basis points above 30-day LIBOR with a 1% floor on LIBOR. For further discussions regarding the Company’s line of credit see note 5 – “Line of Credit”. The increase in the credit spread under the new facility is the primary reason the Company’s average cost of funds increased. The weighted-average 30-day LIBOR rate decreased to 0.26% for the three-month period ended December 31, 2010 as compared to 0.28% for the three-month period ended December 31, 2009. The reduction in 30-day LIBOR rates was offset by the 1% floor on LIBOR under the new credit facility.

Settlements under interest rate swap agreements decreased as a result of maturing interest rate swap agreements. The weighted average notional amount of interest rate swaps was $16.9 million at a weighted average fixed rate of 3.58% for the three-month period ended December 31, 2010 as compared to $57.4 million at 3.91% for the corresponding period ended December 31, 2009. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Nine months ended December 31, 2010 compared to nine months ended December 31, 2009

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 10% to approximately $46.6 million for the nine-month period ended December 31, 2010 from $42.2 million for the corresponding period ended December 31, 2009. Average finance receivables, net of unearned interest equaled approximately $247.7 million for the nine-month period ended December 31, 2010, an increase of 12% from $221.6 million for the corresponding period ended December 31, 2009. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 14% to approximately $359.2 million as of December 31, 2010, from $316.3 million as of December 31, 2009. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 25.12% for the nine-month period ended December 31, 2010 from 25.37% for the nine-month period ended December 31, 2009. The net portfolio yield increased to 20.34% for the corresponding period ended December 31, 2010 from 17.41% for the nine-month period ended December 31, 2009. The gross portfolio yield decreased primarily due to a lower weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a decrease in the net charge-off percentage and a corresponding decrease in the provision for credit losses which are discussed at note 4 – “Allowance for Credit Losses. See also “Analysis of Credit Losses” below.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $18.7 million for the nine-month period ended December 31, 2010 from approximately $17.4 million for the corresponding period ended December 31, 2009. The increase of 7% was primarily attributable to salaries expense. The Company opened additional branches and average increased headcount to 267 as of December 31, 2010 from 251 as of December 31, 2009. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.99% for the nine-month period ended December 31, 2010 from 10.38% for the nine-month period ended December 31, 2009.

Interest Expense

Interest expense increased to approximately $4.4 million for the nine-month period ended December 31, 2010 from $3.6 million for the nine-month period ended December 31, 2009. The following table summarizes the Company’s average cost of borrowed funds for the nine-month period ended December 31:

	Nine months ended December 31,
	2010	2009
Variable interest under the line of credit facility	0.55%	0.40%
Settlements under interest rate swap agreements	0.92%	2.54%
Credit spread under the line of credit facility	3.70%	1.63%

Average cost of borrowed funds	5.17%	4.57%

On January 12, 2010, the Company executed a new line of credit facility. At this time, the pricing changed from 162.5 basis points above 30-day LIBOR to 300 basis points above 30-day LIBOR with a 1% floor on LIBOR. For further discussions regarding the Company’s line of credit see note 5 – “Line of Credit”. The increase in the credit spread under the new facility is the primary reason the Company’s average cost of funds increased. The weighted-average 30-day LIBOR rate decreased to 0.29% for the nine-month period ended December 31, 2010 as compared to 0.35% for the nine-month period ended December 31, 2009. The reduction in 30-day LIBOR rates was offset by the 1% floor on LIBOR under the new credit facility.

Settlements under interest rate swap agreements decreased as a result of maturing interest rate swap agreements. The weighted average notional amount of interest rate swaps was $29.7 million at a weighted average fixed rate of 3.89% for the nine-month period ended December 31, 2010 as compared to $72.5 million at 3.98% for the corresponding period ended December 31, 2009. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fourteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month and nine-month periods ended December 31, 2010 and 2009, less than 2% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
State	2010	2009	2010	2009
FL	$9,794,696	$9,532,921	$34,196,486	$33,171,711
GA	3,131,322	3,190,248	11,942,960	9,277,157
NC	3,451,482	2,554,986	10,769,503	8,951,415
SC	979,466	375,972	1,977,269	1,679,072
OH	4,610,817	4,324,446	15,040,109	13,416,153
MI	1,336,369	819,325	4,170,478	2,709,104
VA	860,780	674,073	3,513,467	2,427,836
IN	2,128,532	1,434,669	6,855,957	4,762,365
KY	2,272,175	1,842,929	7,100,310	6,001,275
MD	329,790	156,294	1,218,291	728,913
AL	969,684	917,992	3,800,389	2,880,657
TN	1,303,650	403,594	4,064,262	1,574,038
IL	385,767	—	385,767	—
MO	311,454	—	311,454	—

Total	$31,865,984	$26,227,449	$105,346,702	$87,579,696

	Three months ended December 31,		Nine months ended December 31,
Contracts	2010	2009	2010	2009
Purchases	$31,865,984	$26,227,449	$105,346,702	$87,579,696
Weighted APR	23.48%	23.27%	23.45%	23.50%
Average discount	8.74%	9.08%	8.76%	9.07%
Weighted average term (months)	49	48	49	48
Average loan	$9,841	$9,486	$9,869	$9,465
Number of Contracts	3,238	2,765	10,675	9,253

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
Direct Loans Originated	2010	2009	2010	2009
Originations	$1,380,937	$1,007,170	$3,794,264	$3,018,240
Weighted APR	26.59%	26.83%	26.59%	26.69%
Weighted average term (months)	25	23	24	23
Average loan	$2,773	$2,630	$2,798	$2,629
Number of loans	498	383	1,356	1,148

Analysis of Credit Losses

As of December 31, 2010, the Company had 1,131 active static pools. The average pool upon inception consisted of 62 Contracts with aggregate finance receivables, net of unearned interest, of approximately $594,000.

Changes in the allowance for credit losses, provision for credit losses, net charge-off rate, and losses as a percentage of liquidation are discussed in note 4 – “Allowance for “Credit Losses”.

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

The Company anticipates losses absorbed as a percentage of liquidation will be in the 5%–9% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three and nine months ended December 31, 2010.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts. For the three months ended December 31, 2010 and December 31, 2009 the Company granted deferrals to approximately 8.59% and 10.92%, respectively, of total Contracts. For the nine months ended December 31, 2010 and December 31, 2009 the Company granted deferrals to approximately 22.23% and 32.58%, respectively, of total Contracts. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

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

Income Taxes

Driven by increases in operating income, the provision for income taxes increased to approximately $2.8 million for the three months ended December 31, 2010 from approximately $1.8 million for the three months ended December 31, 2009. The provision for income taxes increased to approximately $7.5 million for the nine months ended December 31, 2010 from approximately $4.7 million for the nine months ended December 31, 2009. The Company’s effective tax rate decreased to 38.39% for the three months ended December 31, 2010 from 38.66% for the three months ended December 31, 2009. The Company’s effective tax rate increased to 38.42% for the nine months ended December 31, 2010 from 38.41% for the nine months ended December 31, 2009.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31,
	2010	2009
Cash provided by (used in):
Operating activities	$15,530,409	$15,172,766
Investing activities (primarily purchase of Contracts)	(24,780,992)	(20,871,528)
Financing activities	11,068,400	8,734,873

Net increase in cash	$1,817,817	$3,036,111

The Company’s primary use of working capital during the nine months ended December 31, 2010 was the funding of the purchase of Contracts which are financed substantially through borrowings under the Company’s Line. During 2010, the Company increased the size of the Line and extended the maturity date to November 30, 2011. The Line is secured by all of the assets of the Company. The Company may borrow the lesser of $140.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of December 31, 2010, the amount outstanding under the Line was approximately $118.0 million, and the amount available under the Line was approximately $22.0 million. For the nine months ended December 31, 2010 and 2009, the average debt balance was approximately $112.9 million and $106.5 million, respectively.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $10.7 million during the nine months ended December 31, 2010. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

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

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate change on the Company’s interest expense. Approximately 8% and 47% of the Company’s borrowings under the Line were subject to interest rate swap agreements as of December 31, 2010 and March 31, 2010, respectively. The decrease in this percentage is attributable to the maturing of swaps along with management’s ongoing evaluation of interest rate swap agreements necessary to meet the Company’s objective to minimize the cost of borrowings in light of current and expected future interest rates under the Line. The Company has one swap agreement as of December 31, 2010 and it matures on February 2, 2011.

Future Expansion

The Company currently operates a total of fifty-four branch locations in twelve states, including nineteen in Florida, seven in Ohio, six in North Carolina, six in Georgia, three in Kentucky, three in Indiana, two in Virginia, two in Alabama, two in Michigan, two in Tennessee, and one each in Maryland and South Carolina. The Company is also developing markets in Illinois and Missouri; however, the Contracts are being processed out of existing branch locations in nearby states. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, fifteen of our branches have reached this capacity. The Company expects to open branch locations in Illinois and Missouri over the next few months. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, would expect to open additional branch locations during fiscal 2012. The Company remains open to acquisitions should an opportunity present itself.

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

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: February 11, 2011	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: February 11, 2011	/s/ Ralph T. Finkenbrink
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