Form 10-K
period 2011-03-31
NICHOLAS FINANCIAL INC
filed 2011-06-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 9, 2011, 11,825,968 shares of the Registrant’s Common Stock, no par value, were outstanding.

At September 30, 2010, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $79,106,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2011 Annual General Meeting of Shareholders currently scheduled to be held on August 9, 2011, expected to be filed with the Commission pursuant to Regulation 14A on or about July 6, 2011, are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (“Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively the “Company”), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed herein under “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, the availability of capital at acceptable rates and terms, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on retail installment sales contracts (“Contracts”), regulatory changes in the Company’s existing and future markets, and the Company’s ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s filings made with the US Securities and Exchange Commission (“SEC”), including its reports on Forms 10-Q, 8-K and 10-K and annual reports to shareholders.

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. (“Nicholas Financial”) and Nicholas Data Services, Inc. (“NDS”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing Contracts for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct loans and sells consumer-finance related products. NDS is engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial’s financing activities accounted for more than 99% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2011, 2010 and 2009. NDS’s activities accounted for less than 1% of consolidated revenues during the same periods.

Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the “Company”. All financial information herein is designated in United States dollars.

The Company’s principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759, and its telephone number is (727) 726-0763.

Available Information

The Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.nicholasfinancial.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC’s Office of Investor Education and Assistance at 1-800-732-0330.

Growth Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. The Company seeks to expand its automobile financing program in all fourteen states — Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee, Virginia — in which it currently operates by increasing the business generated at its existing branch locations and by targeting certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company’s strategy is to monitor these markets and ultimately decide if and where it will open additional branch locations. Since April 1, 2010, the Company has opened four new branches, of which two are in states (Illinois and Missouri) where branches did not previous exist. The Company did not close any branches during the same period. The Company will continue to evaluate any branch locations that do not meet its minimum profitability targets and may elect to close one or more of these branches in the future. As of the date of this Report, the Company has no plans to close any branches within the fiscal year ending March 31, 2012, although no assurances can be given that it will not do so. The Company also continues to analyze other markets in states in which it does not currently operate for expansion opportunities. Although the Company has not made any bulk purchases of Contracts in well over a decade, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

The downturn in economic market conditions beginning in 2008 has had a significant impact on the Company’s direct consumer loan business. The Company is licensed for direct consumer loans within Florida and North Carolina. The Company does not expect to see growth in its direct loan portfolio within these states until market conditions further improve and stabilize. In addition, the Company is currently not seeking to expand its direct consumer loan business into additional states.

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

The Company’s automobile finance programs are currently conducted in fourteen states through a total of 56 branch offices, consisting of nineteen in Florida, seven in Ohio, six in each of North Carolina and Georgia, three in each of Kentucky and Indiana, two in each of Alabama, Tennessee, Michigan and Virginia and one in each of Maryland, South Carolina, Illinois, and Missouri. As of March 31, 2011 the Company had non-exclusive agreements with approximately 4,000 dealers, of which approximately 1,700 are active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

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

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed (the discount) by the purchaser of the automobile. The amount of the discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition more significantly impacts the discount that the Company can charge. The Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of the Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2011, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains potentially liable to the Company for liabilities arising from certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Contract Procurement

The Company currently purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, approximately 2% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2011 was a 2005 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

	Maximum allowable interest rate (1)	Fiscal year ended March 31,
State		2011	2010	2009

Alabama	(2)	$5,492,379	$4,094,540	$3,448,113

Florida	18-30% (3)	48,498,785	46,471,616	43,733,812

Georgia	18-30% (3)	16,122,285	13,439,117	11,255,611

Illinois	(2)	901,154	—	—

Indiana	21%	9,402,834	6,731,647	7,131,943

Kentucky	18-25% (3)	9,817,729	8,238,952	6,108,872

Maryland	24%	1,750,863	943,390	1,787,966

Michigan	25%	5,775,566	3,796,999	3,102,467

Missouri	(2)	1,052,326	—	—

North Carolina	18-29% (3)	14,621,001	11,779,435	10,926,757

Ohio	25%	20,626,860	18,176,574	17,028,665

South Carolina	(2)	3,052,435	2,064,958	2,374,384

Tennessee	(2)	5,621,920	2,410,273	2,027,994

Virginia	(2)	4,414,838	3,459,237	4,400,675

Total		$147,150,975	$121,606,738	$113,327,259

(1)	The maximum allowable interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 29% per annum.
(3)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31,
Contracts	2011	2010	2009
Purchases	$147,150,975	$121,606,738	$113,327,259
Weighted APR	23.57%	23.55%	24.06%
Average discount	8.78%	9.11%	9.14%
Weighted average term (months)	49	48	48
Average loan	$9,804	$9,422	$9,340
Number of contracts	15,009	12,907	12,134

Direct Loans

The Company currently originates direct loans in Florida and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $3,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a direct loan license in Alabama, Illinois, Indiana, Kentucky, Maryland, Michigan, Missouri, Ohio, South Carolina, Tennessee, or Virginia, and none is presently required in Georgia (as long as the direct loan is greater than $3,000). The Company is currently not pursuing direct loans in Georgia. Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. The Company does not expect to pursue a direct loan license in any other state during the fiscal year ending March 31, 2012. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s direct loan program was implemented in April 1995 and currently accounts for approximately 2% of annual consolidated revenues for the Company. As of March 31, 2011, loans made by the Company pursuant to its direct loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

In connection with its direct loan program, the Company also offers health and accident insurance coverage and credit life insurance to customers. Customers in approximately 72% of the 1,792 direct loan transactions outstanding as of March 31, 2011 had elected to purchase insurance coverage offered by the Company. The cost of this insurance is included in the amount financed by the customer.

The following table presents selected information on direct loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31,
Direct loan originations	2011	2010	2009
Originations	$4,723,871	$3,708,998	$4,326,599
Weighted APR	26.52%	25.93%	27.09%
Weighted average term (months)	24	26	24
Average loan	$2,856	$2,705	$2,565
Number of contracts	1,654	1,371	1,687

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

After reviewing the information included in the Contract or direct loan application and taking the other factors into account, a Company employee categorizes the customer using internally developed credit classifications of “1,” indicating higher creditworthiness, through “5,” indicating lower creditworthiness. In the absence of other factors, such as a favorable payment history on a Contract held by the Company, the Company generally makes direct loans only to individuals rated in categories “3” or better. Contracts are financed for individuals who fall within all five acceptable rating categories utilized, “1” through “5”. Usually a customer who falls within the two highest categories (i.e., “1” or “2”) is purchasing a two to four-year old, low mileage used automobile from the inventory of a new car or franchise dealer, while a customer in either of the two lowest categories (i.e., “4” or “5”) is purchasing an older, high mileage automobile from an independent used automobile dealer.

The Company utilizes its Loss Prevention and Recovery Department (the “LPR”) to perform on-site audits of branch compliance with Company underwriting guidelines. LPR audits Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the Branch Manager, previous branch audit score and current and historical branch profitability. LPR reports directly to the Accounting and Administrative Management of the Company. The Company believes that an independent review and audit of its branches that is not tied to the sales function of the Company is imperative in order to assure the information obtained is impartial.

Monitoring and Enforcement of Contracts

The Company requires all customers under Contracts to obtain and maintain collision insurance covering damage to the vehicle. Failure to maintain such insurance constitutes a default under the Contract, and the Company may, at its discretion, repossess the vehicle. To reduce potential loss due to insurance lapse, the Company has the contractual right to force place its own collateral protection insurance policy, which covers loss due to physical damage to vehicles not covered by any insurance policy of any respective customer.

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

The Company’s policy is to aggressively pursue legal remedies to collect deficiencies from customers. Delinquency notices are sent to customers and oral requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the Branch Manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and second by the applicable District Manager, it must then be approved by the Director of Loss Recovery. The repossessor delivers the vehicle to a secure location specified by the Company. The Company maintains relationships with several licensed repossession firms that repossess vehicles for fees that range from $250 to $500 for each vehicle repossessed. As required by Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia law, the customer is notified by certified letter that the vehicle has been repossessed and that to regain the vehicle, he or she must make arrangements satisfactory to the Company and pay the amount owed under the Contract within ten days after delivery of the letter.

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

Computerized Information System

The Company utilizes integrated computer systems developed by NDS to assist in responding to customer inquiries and to monitor the performance of its Contract and direct loan portfolio and the performance of individual customers under Contracts. All Company personnel are provided with real-time access to information from a single shared database. The Company has created specialized programs to automate the tracking of Contracts and direct loans from inception. The Company’s computer network encompasses both its corporate headquarters and its branch office locations. See “Monitoring and Enforcement of Contracts” above for a summary of the different reports prepared by the Company.

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

The Company’s ability to compete effectively with other companies, offering similar financing arrangements, depends upon maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 1,700 dealers that the Company currently has active Contractual relationships with accounted for over 1% of its business volume for any of the fiscal years ended March 31, 2011, 2010 or 2009.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that the Company must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. Compliance with existing laws and regulations has not had a material adverse effect on the Company’s operations to date. The Company’s management believes that the Company maintains all requisite licenses and permits and is in material compliance with all applicable local, state and federal laws and regulations. The Company periodically reviews its branch office practices in an effort to ensure such compliance. The following constitute certain of the existing federal, state and local statutes and ordinances with which the Company must comply:

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

•

Fair Debt Collection Practices Act. The Fair Debt Collection Practices Act (“FDCPA”) and applicable state law counterparts prohibit the Company from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

•

Truth in Lending Act. The Truth in Lending Act (“TILA”) requires the Company and the dealers it does business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each Contract or direct loan.

•

Equal Credit Opportunity Act. The Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

•

Fair Credit Reporting Act. The Fair Credit Reporting Act (“FCRA”) requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer-reporting agency.

•

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters.

•

Soldiers’ and Sailors’ Civil Relief Act. The Soldiers’ and Sailors’ Civil Relief Act requires the Company to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

•

Electronic Funds Transfer Act. The Electronic Funds Transfer Act (“EFTA”) prohibits the Company from requiring its customers to repay a loan or other credit by electronic funds transfer (“EFT”), except in limited situations which do not apply to the Company. The Company is also required to provide certain documentation to its customers when an EFT is initiated and to provide certain notifications to its customers with regard to preauthorized payments.

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

•

Dodd-Frank Wall Street Reform and Consumer Protection Act 0f 2010 (“Dodd-Frank Act”). Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which, effective July 21, 2011, will have authority to issue and enforce regulations under the federal “enumerated consumer laws,” including (subject to certain statutory limitations) FDCPA, TILA, ECOA, FCRA, GLBA and EFTA.

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2011 the Company employed a total of 291 persons, 3 of whom work for NDS and 288 of whom work for Nicholas Financial. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Item 1A. Risk Factors

The following factors, as well as other factors not set forth below, may adversely affect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

Our profitability and future growth depend on our continued access to bank financing.

The profitability and growth of our business currently depend on our ability to access bank debt at competitive rates. We currently depend on a $140.0 million line of credit facility with a financial institution to finance our purchases of Contracts and fund our direct loans. This line of credit currently has a maturity date of November 30, 2011 and is secured by substantially all our assets. At March 31, 2011, we had approximately $118.0 million outstanding under the line of credit and approximately $22.0 million available for additional borrowing.

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

Our profitability depends, to a material extent, on the performance of Contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because a large portion of our loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due to their credit history. Although we attempt to mitigate these high credit risks with our underwriting standards and collection procedures, these standards and procedures may not offer adequate protection against the risk of default, especially in periods of economic uncertainty and high unemployment such as have existed over much of the past several years. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. Higher than anticipated delinquencies and defaults on our Contracts would reduce our profitability.

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

Our financial position depends on management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include achievement of the desired Contract purchase volume, the use of effective risk management techniques and collection methods, continued investment in technology to support operating efficiency, and continued access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our business and financial condition.

Our business is highly dependent upon general economic conditions.

We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or high unemployment, such as has existed for much of the past several years, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. While we seek to manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, no assurances can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could adversely affect our business and financial condition.

Recent economic developments may continue to adversely affect our business and financial condition.

Over the past several years, the United States has experienced a period of economic uncertainty and high unemployment that has, and may continue to, adversely affect our business and financial condition. High unemployment and a continued lack of available credit have contributed to delinquencies and losses above our historical averages.

Additionally, fluctuating gasoline prices, unstable real estate values, resets of adjustable rate mortgages and other factors have adversely impacted consumer confidence and disposable income. These conditions have increased loss frequency, decreased consumer demand for automobiles and weakened collateral values on certain types of vehicles. Because we focus predominately on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on Contracts are higher than those experienced in the general automobile finance industry and have been materially affected by the recent economic downturn. If economic and credit conditions do not continue to improve, our business and financial condition could be further adversely affected.

The auction proceeds we receive from the sale of repossessed vehicles and other recoveries are subject to fluctuation due to economic and other factors beyond our control.

If we repossess a vehicle securing a Contract, we typically have it transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the Contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 30-day lapse between the time we repossess a vehicle and the time it is sold by a dealer or at auction. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles at the time of sale. Such supply and demand are dependent on many factors. For example, the Consumer Assistance to Recycle and Save Act of 2009, which provided incentives to replace older vehicles with new, fuel-efficient vehicles in the second half of 2009, has resulted in a temporary reduction in the supply of used vehicles, thus temporarily bolstering used automobile prices. At the same time, during periods of economic slowdown or recession, the demand for used cars may soften, resulting in decreased auction proceeds to us from the sale of repossessed automobiles. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. Decreased auction proceeds to us resulting from sales of used automobiles at depressed prices will result in losses and, in turn, reduced profitability.

An increase in market interest rates may reduce our profitability.

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the Contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and previously had interest rate swap agreements relating to a portion of our outstanding debt with maturities ranging from July 2, 2010 through February 2, 2011. Each of these agreements effectively converted a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. As of March 31, 2011, we had no interest rate swap agreements in place. We are currently evaluating interest rate swap pricing and we may or may not enter into interest rate swap agreements in the future.

Our growth depends upon our ability to retain and attract a sufficient number of qualified employees.

To a large extent, our growth strategy depends on the opening of new offices that focus primarily on purchasing Contracts and making direct loans in markets we have not previously served. Future expansion of our office network depends, in part, upon our ability to attract and retain qualified and experienced office managers and the ability of such managers to develop relationships with dealers that serve those markets. We generally do not open a new office until we have located and hired a qualified and experienced individual to manage the office. Typically, this individual will be familiar with local market conditions and have existing relationships with dealers in the area to be served. Although we believe that we can attract and retain qualified and experienced personnel as we proceed with planned expansion into new markets, no assurance can be given that we will be successful in doing so. Competition to hire personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our origination, delinquency, default and net loss rates and, ultimately, our financial condition.

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

Some litigation against us could take the form of class action complaints by consumers. As the assignee of Contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of actions can be substantial. The relief requested by the plaintiffs varies but may include requests for compensatory, statutory and punitive damages. No assurances can be given that we will not experience material financial losses in the future as a result of litigation or other legal proceedings.

The Dodd-Frank Act authorizes the newly created CFPB to adopt rules that could potentially have a material adverse effect on our operations and financial performance.

Title X of the Dodd-Frank Act establishes the CFPB, which is scheduled to become operational as of July 21, 2011. Under the Dodd-Frank Act, the CFPB will have regulatory, supervisory and enforcement powers over providers of consumer financial products, such as Contracts and the direct loans that we offer, including explicit supervisory authority to examine and require registration of installment lenders such as ourselves. Included in the powers afforded to the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products. Any such rules could have a material adverse effect on our business, results of operation and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance.

In addition to the Dodd-Frank Act’s grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. If we are subject to such administrative proceedings, litigation, orders or monetary penalties in the future, this could have a material adverse effect on our operations and financial performance. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us.

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

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. Our failure, or failure by dealers who originate the Contracts we purchase, to maintain all requisite licenses and permits, and to comply with other regulatory requirements, could result in consumers having rights of rescission and other remedies that could have a material adverse effect on our financial condition. Furthermore, any changes in applicable laws, rules and regulations, such as the passage of the Dodd-Frank Act and the creation of the CFPB, may make our compliance therewith more difficult or expensive or otherwise adversely affect our financial condition.

Our Chief Executive Officer holds a significant percentage of our common stock and may take actions adverse to your interests.

Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, owned approximately 14.0% of our common stock as of June 1, 2011. As a result, he may be able to influence matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such transaction.

Our stock is lightly traded, which may limit your ability to resell your shares.

The average daily trading volume of our shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2011 was approximately 10,850 shares. Thus, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company leases its Corporate Headquarters and branch office facilities. The Company’s Headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 15,000 square feet of office space at an annual rate of approximately $20.00 per square foot. The current lease relating to this space expires in March 2013.

Each of the Company’s 56 branch offices located in Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee, and Virginia consists of approximately 1,200 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $10.00 to $35.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

On November 10, 2009, the Board of Directors declared a 10% stock dividend on December 7, 2009 to shareholders of record on November 20, 2009. As a result of this stock dividend, an entry of approximately $6.5 million was made to reflect the re-capitalization of shareholders’ equity from retained earnings to common stock. This amount was derived from the quoted market value per share at the date of declaration ($6.10) times the number of shares issued as a result of the 10% stock dividend.

The following table sets forth the high and low sales prices of the Company’s common stock for the fiscal years ended March 31, 2011 and 2010, respectively. All of the pricing information contained in the table below reflects the 10% stock dividend completed on December 7, 2009.

	High	Low
Fiscal year ended March 31, 2011
First Quarter	$9.20	$7.40
Second Quarter	$9.60	$7.90
Third Quarter	$10.60	$8.54
Fourth Quarter	$12.98	$10.01

	High	Low
Fiscal year ended March 31, 2010
First Quarter	$5.25	$2.35
Second Quarter	$6.81	$4.69
Third Quarter	$7.60	$5.45
Fourth Quarter	$7.85	$6.66

As of June 1, 2011, there were approximately 2,000 holders of record of the Company’s common stock.

The Company did not pay any cash dividends during the fiscal years ended March 31, 2011 or 2010. The Company is currently evaluating the possibility of instituting a stock buyback, cash dividend, or a stock dividend; however no assurances can be given that any of these events will occur. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements, and other factors deemed relevant by the Board of Directors. In addition, the Company’s $140.0 million line of credit facility contains certain covenants which may restrict the Company’s ability to pay cash dividends, including a requirement that the lender pre-approve the declaration and payment of any cash dividend.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2011, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	661,255	$5.47	291,775

Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	661,255	$5.47	291,775

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Common shares for the five-year period ended March 31, 2011, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (SNL Autofinance Index). The stock performance graph assumes that the value of the investment in each of the Company’s Common shares, the NASDAQ Composite Index and the SNL Autofinance Index was $100 on April 1, 2006 and that all dividends were reinvested.

The graph displayed below is presented in accordance with SEC requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	03/31/2006	03/31/2007	03/31/2008	03/31/2009	03/31/2010	03/31/2011
Nicholas Financial, Inc.	$100.00	$85.18	$47.09	$20.00	$63.56	$102.43
NASDAQ Composite	100.00	103.50	97.41	66.33	102.49	118.86
SNL Autofinance Index	100.00	83.31	40.22	30.17	90.23	122.13

Item 6. Selected Financial Data

The following tables present selected consolidated financial data of the Company as of and for the fiscal years ended March 31, 2011, 2010, 2009, 2008 and 2007. The selected consolidated financial data have been derived from our consolidated financial statements. All historical share and per share amounts have been restated for all periods presented to reflect a 10% stock dividend paid on December 7, 2009 to shareholders of record as of the close of business on November 20, 2009.

You should read the selected consolidated financial data below in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report.

	Fiscal Year ended March 31,
	2011	2010	2009	2008	2007
Statement of Operations Data
Interest income on finance receivables	$62,719,904	$56,403,536	$53,032,438	$50,007,510	$46,590,436
Sales	53,622	68,117	69,933	75,287	118,938

	62,773,526	56,471,653	53,102,371	50,082,797	46,709,374

Interest expense	5,599,951	5,169,736	5,384,532	6,310,465	5,535,599
Provision for credit losses	4,610,221	11,321,849	16,386,070	7,730,805	3,627,065
Salaries and employee benefits	16,430,763	14,380,695	13,349,523	12,572,039	11,994,082
Change in fair value of interest rate swaps	(495,136)	(1,034,869)	1,530,005	—	—
Other expenses	9,280,923	8,984,047	8,900,260	7,903,660	6,815,053

	35,426,722	38,821,458	45,550,390	34,516,969	27,971,799

Operating income before income taxes	27,346,804	17,650,195	7,551,981	15,565,828	18,737,575
Income tax expense	10,541,620	6,785,634	2,834,418	5,893,652	7,157,816

Net income	$16,805,184	$10,864,561	$4,717,563	$9,672,176	$11,579,759

Earnings per share – basic:	$1.45	$0.95	$0.42	$0.88	$1.06

Weighted average shares outstanding	11,607,341	11,470,318	11,273,811	11,002,756	10,922,938

Earnings per share – diluted:	$1.41	$0.93	$0.41	$0.85	$1.02

Weighted average shares outstanding	11,893,518	11,689,123	11,440,313	11,328,547	11,318,090

	As of and for the Fiscal Year ended March 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
Total assets	$243,643,125	$214,136,073	$197,782,175	$189,837,825	$173,019,248
Finance receivables, net	230,163,854	202,439,754	186,694,369	179,043,344	164,364,715
Line of credit	118,000,000	107,274,971	102,030,195	99,937,198	94,012,099
Shareholders’ equity	115,213,468	97,437,283	85,017,713	78,576,439	69,806,985

Operating Data
Return on average assets	7.34%	5.28%	2.43%	5.33%	7.18%
Return on average equity	15.81%	11.91%	5.77%	13.04%	18.08%
Gross portfolio yield (1)	24.99%	25.23%	25.57%	26.18%	27.01%
Pre-tax yield (1)	10.77%	7.51%	4.50%	8.22%	10.89%
Total delinquencies over 30 days	2.21%	3.16%	4.20%	3.45%	2.18%
Write-off to liquidation (1)	6.17%	9.87%	12.39%	9.08%	6.72%
Net charge-off percentage (1)	4.65%	7.37%	9.93%	8.24%	6.30%
Automobile Finance Data & Direct Loan Origination
Contracts purchased/direct loans originated	$151,874,846	$125,315,736	$117,653,858	$126,661,703	$128,865,697
Average discount	8.78%	9.11%	9.14%	8.32%	8.45%
Weighted average contractual rate (1)	23.66%	23.62%	24.17%	24.32%	23.99%
Number of branch locations	56	52	48	47	47

(1) See definitions on page 20 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada conducts its business activities through two wholly-owned Florida corporations: Nicholas Financial, which purchases and services Contracts, makes direct loans and sells consumer-finance related products; and NDS, which supports and updates certain computer application software. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for the fiscal years ended March 31, 2011, 2010, and 2009. Nicholas Financial-Canada, Nicholas Financial and Nicholas Data Services are collectively referred to herein as the “Company”.

The Company’s consolidated revenues increased for the fiscal year ended March 31, 2011 to $62.8 million as compared to $56.5 million and $53.1 million for the fiscal years ended March 31, 2010 and 2009, respectively. The Company’s consolidated net income increased for the fiscal year ended March 31, 2011 to $16.8 million as compared to $10.9 million and $4.7 million for the fiscal years ended March 31, 2010 and 2009, respectively. The Company’s earnings were positively impacted by a decrease in the net charge-off percentage to 4.65% for the fiscal year ended March 31, 2011 as compared to 7.37% for the fiscal year ended March 31, 2010. The Company believes the decrease in the charge-off percentage was primarily attributable to the following factors: the increased market value of auctioned cars, the continued application of stricter underwriting guidelines, and the continued allocation of additional resources focused on collections. The Consumer Assistance to Recycle and Save Act of 2009 (“CARS”) established a voluntary vehicle trade-in and purchase program pursuant to which owners of vehicles were eligible to receive a credit of either $3,500 or $4,500 in connection with the purchase of a new vehicle from a participating dealer, depending upon how the trade-in and acquired vehicles fit within the program criteria, including the amount of improved fuel efficiency. The program reduced the supply of used cars in the market, resulting in increases in the market value of used cars. The Company’s underwriting guidelines were changed in 2009 to increase the minimum income required by any applicant before loan approval can even be contemplated. The Company also reduced the maximum advance to any dealer, raised the minimum ENH beacon score, and reduced the maximum amount that can be financed.

As discussed in note 6 (“Interest Rate Swap Agreements”) to our audited consolidated financial statements included elsewhere in this Report, the Company made an economic decision which resulted in undesignating the interest rate swaps as cash flow hedges during the third quarter of the fiscal year ended March 31, 2009. Under accounting rules this has introduced volatility to the statement of income for changes in the fair value of interest rate swaps that historically have been captured in accumulated comprehensive income or loss in the statement of shareholders’ equity. The Company held the interest rate swaps through their entire terms and as of and since March 31, 2011 does not have any outstanding. Accordingly, over the term of each interest rate swap agreement, the unrealized gains and losses from changes in the fair value of interest rate swaps, which are now recorded in the change in fair value of interest rate swaps line item of the statement of income, has offset to $0 and cumulatively has no impact on retained earnings.

Portfolio Summary	Fiscal Year ended March 31,
	2011	2010	2009
Average finance receivables, net of unearned interest (1)	$250,962,519	$223,547,537	$207,402,047

Average indebtedness (2)	$113,833,641	$106,985,830	$103,126,653

Interest and fee income on finance receivables (3)	$62,719,904	$56,403,536	$53,032,438
Interest expense	$5,599,951	$5,169,736	$5,384,532

Net interest and fee income on finance receivables	$57,119,953	$51,223,800	$47,647,906

Weighted average contractual rate (4)	23.66%	23.62%	24.17%

Average cost of borrowed funds (2)	4.92%	4.83%	5.22%

Gross portfolio yield (5)	24.99%	25.23%	25.57%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.23%	2.31%	2.60%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	1.84%	5.06%	7.90%

Net portfolio yield (5)	20.92%	17.86%	15.07%
Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.15%	10.35%	10.57%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	10.77%	7.51%	4.50%

Write-off to liquidation (8)	6.17%	9.87%	12.39%
Net charge-off percentage (9)	4.65%	7.37%	9.93%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents interest and fee income on finance receivables minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $216,000, $213,000, and $316,000 during the fiscal years ended 2011, 2010 and 2009, respectively.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through allocations of dealer discount and a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

Because of the nature of the customers under the Company’s Contracts and its direct loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability and credit history, and the types of vehicles purchased in each market. Each such static pool consists of the Contracts purchased by a branch office during the fiscal quarter.

Contracts are purchased from many different dealers and are all purchased on an individual Contract by Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of state maximum interest rates or the maximum interest rate which the customer will accept. In certain markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company only buys Contracts on an individual basis and never purchases Contracts in batches, although the Company may consider portfolio acquisitions as part of its growth strategy.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount is related to credit quality and is considered to be part of the allowance for credit losses. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as an allowance for credit losses.

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

Fiscal 2011 Compared to Fiscal 2010

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 11% to $62.7 million in fiscal 2011 from $56.4 million in fiscal 2010. The average finance receivables, net of unearned interest, totaled $251.0 million for the fiscal year ended March 31, 2011, an increase of 12% from $223.5 million for the fiscal year ended March 31, 2010. The primary reason average finance receivables, net of unearned interest increased was the increase in the receivable base of several existing branches and the development of new markets in Georgia, Indiana, Illinois and Missouri. The gross finance receivable balance increased 15% to $373.0 million at March 31, 2011 from $325.4 million at March 31, 2010. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 24.99% for the fiscal year ended March 31, 2011 from 25.23% for the fiscal year ended March 31, 2010. The net portfolio yield increased to 20.92% for the fiscal year ended March 31, 2011 from 17.86% for the fiscal year ended March 31, 2010. The gross portfolio yield decreased due to a lower weighted APR on contracts purchased during fiscal year 2011. The net portfolio yield increased primarily due to the decrease in provisions for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, and administrative expenses increased to $25.7 million for the fiscal year ended March 31, 2011 from $23.3 million for the fiscal year ended March 31, 2010. This increase of 10% was primarily attributable to additional staffing at existing branches. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest, decreased to 10.15% for the fiscal year ended March 31, 2011 from 10.35% for the fiscal year ended March 31, 2010.

Interest Expense

Interest expense increased to $5.6 million for the fiscal year ended March 31, 2011 as compared to $5.2 million for the fiscal year ended March 31, 2010. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2011	2010
Variable interest under the line of credit facility	0.53%	0.41%
Settlements under interest rate swap agreements	0.70%	2.32%
Credit spread under the line of credit facility	3.69%	2.10%

Average cost of borrowed funds	4.92%	4.83%

The primary reason that the Company’s average cost of funds increased was an increase in pricing under its line of credit facility, mainly offset by the effects of the Company’s interest rate swap agreements.

On January 12, 2010, the Company executed a new line of credit facility. At this time, the pricing changed from 162.5 basis points above 30-day LIBOR to 300 basis points above 30-day LIBOR, with a 1% floor on LIBOR. The average cost of borrowings in future periods will continue to be impacted by such pricing increases. For a further discussion regarding the Company’s line of credit, see note 5 (“Line of Credit”) to our audited consolidated financial statements included elsewhere in this Report.

The weighted average notional amount of interest rate swaps was $23.3 million at a weighted average fixed rate of 3.80% during the fiscal year ended March 31, 2011 as compared to $67.8 million at 3.95% for the fiscal year ended March 31, 2010. For a further discussion regarding the effect of our interest rate swap agreements, see note 6 (“Interest Rate Swap Agreements”) to our audited consolidated financial statements included elsewhere in this Report.

Analysis of Credit Losses

As of March 31, 2011, the Company had 1,147 active static pools. The average pool upon inception consisted of 63 Contracts with aggregate finance receivables, net of unearned interest, of approximately $610,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2011	2010
Balance at beginning of year	$30,408,578	$24,926,076
Discounts acquired on new volume	12,919,492	11,087,231
Current year provision	4,484,284	11,189,432
Losses absorbed	(14,036,888)	(18,404,659)
Recoveries	2,255,683	1,962,496
Discounts accreted	(135,700)	(351,998)

Balance at end of year	$35,895,449	$30,408,578

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the fiscal years ended March 31:

	2011	2010
Balance at beginning of year	$382,869	$513,067
Current year provision	125,937	132,417
Losses absorbed	(173,970)	(324,521)
Recoveries	43,582	61,906

Balance at end of year	$378,418	$382,869

The average dealer discount associated with new volume for the fiscal years ended March 31, 2011 and 2010 was 8.78% and 9.11%, respectively.

The provision for credit losses decreased to $4.6 million for the fiscal year ended March 31, 2011 from $11.3 million for the fiscal year ended March 31, 2010, largely due to the decrease in the net charge-off rate to 4.65% for the fiscal year ended March 31, 2011 as compared to 7.37% for the fiscal year ended March 31, 2010.

The Company’s losses as a percentage of liquidation decreased to 6.17% for the fiscal year ended March 31, 2011 as compared to 9.87% for the fiscal year ended March 31, 2010. The Company has seen improvements in the quality of its Contracts due to an increase in auction prices, reduced competition, and an increased focus on collections. In addition, auction proceeds from repossessed vehicles reduce the amount of the write-off which drives down the write-off to liquidation percentage. During the fiscal years ended March 31, 2011, 2010, and 2009, auction proceeds from the sale of repossessed vehicles averaged approximately 52%, 45%, and 40%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 17.90% and 12.02% for the fiscal years ended March 31, 2011 and 2010, respectively. Historically, recoveries as a percentage of charge-offs have fluctuated from period to period, and the Company does not attribute this increase to any particular change in operational strategy or economic event.

The delinquency percentage for Contracts more than thirty days past due as of March 31, 2011 decreased to 2.21% from 3.16% as of March 31, 2010. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2011 decreased to 1.13% from 3.06% as of March 31, 2010. The delinquency percentage decreases were attributable to the continued allocation of additional resources focused on collections, and the continued application of stricter underwriting guidelines. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

The Company considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; competition; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. While unemployment rates have stabilized, they remain elevated, which will make it difficult for additional improvement in loss rates. The longer term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate, the rationale or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion.

Income Taxes

The provision for income taxes increased to approximately $10.5 million in fiscal year 2011 from approximately $6.8 million in fiscal year 2010 primarily as a result of higher pretax income. The Company’s effective tax rate increased to 38.51% in fiscal 2011 from 38.45% in fiscal 2010. The primary reason for this increase was an increase in the amount of taxable income subject to higher graduated tax rates associated with federal income taxes.

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

The primary reason the Company’s average cost of funds decreased was the change in the weighted-average 30-day LIBOR rate which decreased to 0.29% for the fiscal year ended March 31, 2010 as compared to 2.12% for the fiscal year ended March 31, 2009. The reduction in 30-day LIBOR rates was offset in part by the Company’s interest rate swap agreements, which converted a portion of the Company’s floating rate debt to fixed rate debt, as well as an increase in the credit spread under a new credit facility executed in the fourth quarter of the fiscal year ended March 31, 2010.

The weighted average notional amount of interest rate swaps was $67.8 million at a weighted average fixed rate of 3.95% during the fiscal year ended March 31, 2010 as compared to $80.0 million at 4.03% for the fiscal year ended March 31, 2009. For a further discussion regarding the effect of our interest rate swap agreements, see note 6 (“Interest Rate Swap Agreements”) to our audited consolidated financial statements included elsewhere in this Report.

On January 12, 2010, the Company executed a new line of credit facility. At this time, the pricing changed from 162.5 basis points above 30-day LIBOR to 300 basis points above 30-day LIBOR with a 1% floor on LIBOR. The average cost of borrowings in future periods will continue to be impacted by the pricing increases. For a further discussion regarding the Company’s line of credit, see note 5 (“Line of Credit”) to our audited consolidated financial statements included elsewhere in this Report.

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

The Company’s losses as a percentage of liquidation decreased to 9.87% for the fiscal year ended March 31, 2010 as compared to 12.39% for the fiscal year ended March 31, 2009. Since the inception of its revised underwriting guidelines, the Company has seen improvements in the quality of its Contracts. During comparable liquidation cycles, the default rate for static pools originated since the revision of underwriting guidelines has decreased when compared to the preceding year’s performance.

Recoveries as a percentage of charge-offs were approximately 12% and 9% for the fiscal years ended March 31, 2010 and 2009, respectively. Recovery rates are influenced by general economic conditions and, as a result, the Company experienced increased recovery rates for the fiscal year ended March 31, 2010. Historically, recoveries as a percentage of charge-offs have fluctuated from period to period, and the Company does not attribute this increase to any particular change in operational strategy or economic event.

The delinquency percentage for Contracts more than thirty days past due as of March 31, 2010 decreased to 3.16% from 4.21% as of March 31, 2009. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2010 decreased to 3.06% from 3.86% as of March 31, 2009. The delinquency percentage decreases were attributable to the allocation of additional resources focused on collections, and the application of stricter underwriting guidelines. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

The Company considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. While the Company is encouraged with the decline in net charge-offs and delinquency percentages for these periods, from a historical perspective, charge-off rates and delinquencies remain high; leading to an increase in the overall allowance for credit losses as a percentage of finance receivables. While unemployment rates have stabilized, they remain elevated which will make it difficult for additional improvement. The longer term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion.

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

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31,
	2011	2010	2009
Cash provided by (used in):
Operations	$21,357,624	$21,325,918	$21,665,478
Investing activities - (primarily purchase of Contracts)	(32,670,442)	(27,277,523)	(24,234,910)
Financing activities	11,796,464	5,752,924	2,004,556

Net (decrease) increase in cash	$483,646	$(198,681)	$(564,876)

The Company’s primary use of working capital during the fiscal year ended March 31, 2011 was the funding of the purchase of Contracts which are financed substantially through borrowings under the Company’s Line. During 2010, the Company increased the size of the Line and extended the maturity date to November 30, 2011. The Line is secured by all of the assets of Nicholas Financial. The Company may borrow the lesser of $140.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of March 31, 2011, the amount outstanding under the Line was approximately $118.0 million and the amount available under the Line was approximately $22.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $10.7 million and $5.0 million during the fiscal years ended March 31, 2011 and 2010, respectively. The growth of the Line is principally related to funding the purchase of Contracts and is consistent with the growth of finance receivables. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

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

The Company has entered into interest rate swap agreements, each of which effectively converts a portion of the Company’s floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on the Company’s interest expense. As of March 31, 2011, all swap agreements have matured. Approximately 47% Company’s borrowings under the Line were subject to interest rate swap agreements as of March 31, 2010. The decrease is attributable to management’s ongoing evaluation of interest rate swap agreements necessary to meet the Company’s objective to minimize the cost of borrowings in light of current and expected future interest rates under the Line.

Impact of Inflation

The Company is affected by inflation primarily through increased operating costs and expenses including increases in interest rates. Inflationary pressures on operating costs and expenses have been offset by the Company’s continued emphasis on stringent operating and cost controls.

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2011.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,799,049	$1,452,576	$1,308,663	$37,810	$—
Line of credit	118,000,000	118,000,000	—	—	—
Interest on line of credit[1]	3,540,017	3,540,017	—	—	—

Total	$124,339,066	$122,992,593	$1,308,663	$37,810	$—

1 Interest on outstanding borrowings under the Line as of March 31, 2011 is based on an effective interest rate of 4.50% and the Company’s current credit line, which matures on November 30, 2011. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future. It also does not contemplate that the Company expects to extend the maturity date to November  30, 2012 during the next three months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. During the fiscal year ended March 31, 2009, the Company undesignated all of its interest rate swaps as cash flow hedges. The Company does not use interest rate swaps for speculative purposes. Such instruments continue to be intended for use as economic hedges. As of March 31, 2011, the Company did not have any interest rate swap agreements. The Company is currently evaluating interest rate swap pricing and may or may not enter into interest rate swap agreements in the future.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report (see pages 29-47)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries (the “Company”) as of March 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 14, 2011 expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

June 14, 2011

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2011	2010
Assets
Cash	$2,017,540	$1,533,894
Finance receivables, net	230,163,854	202,439,754
Assets held for resale	1,055,140	1,070,131
Prepaid expenses and other assets	680,615	782,422
Property and equipment, net	771,311	661,093
Deferred income taxes	8,954,665	7,648,779

Total assets	$243,643,125	$214,136,073

Liabilities and shareholders’ equity
Line of credit	$118,000,000	$107,274,971
Drafts payable	1,878,609	941,207
Accounts payable and accrued expenses	7,209,387	6,140,965
Income taxes payable	233,754	420,819
Deferred revenues	1,107,907	1,137,150
Interest rate swaps	-	783,678

Total liabilities	128,429,657	116,698,790

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par: 5,000,000 shares authorized; none issued	-	-
Common stock, no par: 50,000,000 shares authorized; 11,806,660 and 11,718,870 shares issued, respectively	26,337,731	25,544,820
Accumulated other comprehensive loss	-	(178,090)
Retained earnings	88,875,737	72,070,553

Total shareholders’ equity	115,213,468	97,437,283

Total liabilities and shareholders’ equity	$243,643,125	$214,136,073

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Year ended March 31,
	2011	2010	2009
Revenue:
Interest and fee income on finance receivables	$62,719,904	$56,403,536	$53,032,438
Sales	53,622	68,117	69,933

	62,773,526	56,471,653	53,102,371
Expenses:
Cost of sales	12,866	18,288	17,497
Marketing	1,224,484	1,205,596	1,248,190
Salaries and employee benefits	16,430,763	14,380,695	13,349,523
Administrative	7,776,887	7,438,113	7,278,679
Provision for credit losses	4,610,221	11,321,849	16,386,070
Depreciation	266,686	322,050	355,894
Interest expense	5,599,951	5,169,736	5,384,532
Change in fair value of interest rate swaps	(495,136)	(1,034,869)	1,530,005

	35,426,722	38,821,458	45,550,390

Operating income before income taxes	27,346,804	17,650,195	7,551,981
Income tax expense	10,541,620	6,785,634	2,834,418

Net income	$16,805,184	$10,864,561	$4,717,563

Earnings per share:
Basic	$1.45	$0.95	$0.42

Diluted	$1.41	$0.93	$0.41

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2008	11,252,965	$17,204,883	$(1,610,891)	$62,982,447	$78,576,439
Issuance of common stock under stock options	151,855	193,055	-	-	193,055
Issuance of restricted and performance share awards	6,325	-	-	-	-
Excess tax benefit on share awards, net	-	26,312	-	-	26,312
Share-based compensation	-	649,372	-	-	649,372
Net income	-	-	-	4,717,563	4,717,563
Accumulated other comprehensive loss reclassified into earnings	-	-	854,972	-	854,972
Balance at March 31, 2009	11,411,145	$18,073,622	$(755,919)	$67,700,010	$85,017,713

Issuance of common stock under stock options	165,825	269,206	-	-	269,206
Issuance of restricted share awards, net of forfeitures	127,600	-	-	-	-
Issuance of performance share awards	14,300	-	-	-	-
Excess tax benefit on share awards, net	-	257,600	-	-	257,600
Share-based compensation	-	450,374	-	-	450,374
Net income	-	-	-	10,864,561	10,864,561
Stock dividend	-	6,494,018	-	(6,494,018)	-
Accumulated other comprehensive loss reclassified into earnings	-	-	577,829	-	577,829
Balance at March 31, 2010	11,718,870	$25,544,820	$(178,090)	$72,070,553	$97,437,283

Issuance of common stock under stock options	26,090	55,610	-	-	55,610
Issuance of restricted share awards, net of forfeitures	54,000	-	-	-	-
Issuance of performance share awards	7,700	-	-	-	-
Excess tax benefit on share awards, net	-	76,973	-	-	76,973
Share-based compensation	-	660,328	-	-	660,328
Net income	-	-	-	16,805,184	16,805,184
Accumulated other comprehensive loss reclassified into earnings	-	-	178,090	-	178,090

Balance at March 31, 2011	11,806,660	$26,337,731	$-	$88,875,737	$115,213,468

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$16,805,184	$10,864,561	$4,717,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	266,686	322,050	355,894
Gain on sale of property and equipment	(25,792)	(10,032)	(16,763)
Provision for credit losses	4,610,221	11,321,849	16,386,070
Deferred income taxes	(1,417,788)	(1,217,391)	(2,309,977)
Share-based compensation	660,328	450,374	649,372
Change in fair value of interest rate swaps	(495,136)	(1,034,869)	1,530,005
Changes in operating assets and liabilities:
Prepaid expenses and other assets	101,807	(65,291)	(56,515)
Accounts payable and accrued expenses	1,068,422	587,285	(250,014)
Income taxes payable	(187,065)	214,368	892,979
Deferred revenues	(29,243)	(106,986)	(233,136)

Net cash provided by operating activities	21,357,624	21,325,918	21,665,478

Cash flows from investing activities:
Purchase and origination of finance contracts	(134,049,373)	(110,184,843)	(103,378,183)
Principal payments received	101,715,052	83,117,609	79,341,088
Decrease (increase) in assets held for resale	14,991	(11,650)	71,702
Purchase of property and equipment	(393,782)	(208,671)	(295,272)
Proceeds from sale of property and equipment	42,670	10,032	25,755

Net cash used in investing activities	(32,670,442)	(27,277,523)	(24,234,910)

Cash flows from financing activities:
Net proceeds from line of credit	10,725,029	5,244,776	2,092,997
Increase (decrease) in drafts payable	937,402	(34,033)	(457,983)
Proceeds from exercise of stock options	55,610	269,206	193,055
Excess tax benefits from exercise of stock options, vesting of restricted share awards and issuance of performance share awards	78,423	272,975	176,487

Net cash provided by financing activities	11,796,464	5,752,924	2,004,556

Net increase (decrease) in cash	483,646	(198,681)	(564,876)
Cash, beginning of year	1,533,894	1,732,575	2,297,451

Cash, end of year	$2,017,540	$1,533,894	$1,732,575

Supplemental disclosure of noncash investing and financing activities:
Decrease in accumulated other comprehensive loss for change in fair value of interest rate swaps	$178,090	$577,829	$854,972

Shortfall of tax benefits from vesting of restricted share awards and issuance of performance share awards	$(1,450)	$(15,375)	$(150,175)

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS is engaged principally in the development, marketing and support of computer application software. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, NFI also offers direct loans and sells consumer-finance related products. Both NDS and NFI are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables and the net realizable value of assets held for resale.

Finance Receivables

Finance receivables are recorded at cost, net of unearned interest and the allowance for credit losses. The amount of unearned interest, discounts and allowance for credit losses as of March 31, 2011 and March 31, 2010 are approximately $142,786,000 and $122,980,000, respectively.

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

2. Summary of Significant Accounting Policies (continued)

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

Drafts Payable

Drafts payable represent checks disbursed for loan purchases which have not yet been funded. Amounts generally clear within two business days of period end and then increase the line of credit or reduce cash.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest or penalties during the three years ended March 31, 2011.

The Company files income tax returns in the U.S. Federal jurisdiction and various State jurisdictions. The Company is currently under an Internal Revenue Service audit for fiscal year ending March 31, 2010. The Company is no longer subject to U.S. Federal tax examinations for years before 2010. State jurisdictions that remain subject to examination range from 2006 to 2010. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Revenue Recognition

Interest income on finance receivables is recognized using the effective interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of March 31, 2011, 2010 and 2009 the amount of gross finance receivables not accruing interest was approximately $2,035,000, $2,580,000 and $3,608,000, respectively.

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

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Fiscal Year ended March 31,
	2011	2010	2009
Numerator for earnings per share – net income	$16,805,184	$10,864,561	$4,717,563

Denominator:
Denominator for basic earnings per share – weighted average shares	11,607,341	11,470,318	11,273,811
Effect of dilutive securities:
Stock options and other share awards	286,177	218,805	166,502

Denominator for diluted earnings per share	11,893,518	11,689,123	11,440,313

Earnings per share – basic	$1.45	$0.95	$0.42

Earnings per share – diluted	$1.41	$0.93	$0.41

Diluted earnings per share does not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 28,500, 331,650, and 435,050 stock options were not included in the computation of diluted earnings per share for the years ended March 31, 2011, 2010 and 2009 respectively, because their effect would have been anti-dilutive.

Share-Based Payments

The grant date fair value of share awards is recognized in earnings over the requisite service period (presumptively the vesting period). The Company estimates the fair value of option awards using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the options. Expected volatility is based upon the historical volatility for the previous period equal to the expected term of the options. The expected term is based upon the average life of previously issued options. The expected dividend yield is based upon the current yield on date of grant. The fair value of non-vested restricted and performance shares is measured at the market price of a share on a grant date.

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

The Company operates in fourteen states through its fifty-six branch locations. Florida represents 33% of the finance receivables total as of March 31, 2011. Ohio represents 14%, Georgia represents 11% and North Carolina represents 10% of the finance receivables total as of March 31, 2011. Of the remaining ten states, no one state represents more than 7% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses which, when realized, have been within the range of management’s expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral.

2. Summary of Significant Accounting Policies (continued)

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

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2011, 2010 and 2009 was approximately $12,068,000, $7,516,000 and $4,075,000, respectively. Cash paid for interest for the years ended March 31, 2011, 2010 and 2009 was approximately $5,720,000, $5,056,000 and $5,433,000, respectively.

Recent Accounting Pronouncements

During the year, the Company adopted recent accounting guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s loan portfolio, how that risk is analyzed and assessed in arriving at the allowance for loan losses, and the changes and reasons for those changes in the allowance for loan losses (see note 4).

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC, did not have a material impact on the Company’s present or future consolidated financial statements.

3. Finance Receivables

Finance receivables consist of Contracts and direct consumer loans (“direct loans”), each of which comprise a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The Company purchases individual Contracts from new and used automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given contract once the assignment of that contract is complete. The dealer has no vested interest in the performance of any installment contract the Company purchases. The Company charges-off receivables when an individual account has become more than 120 days contractually delinquent. In the event of repossession the charge-off will occur in the month in which the vehicle was repossessed.

Contracts included in finance receivables are detailed as follows as of fiscal years ended March 31:

	2011	2010	2009
Indirect finance receivables, gross contract	$368,099,418	$320,579,222	$291,034,770
Unearned interest	(105,622,007)	(91,385,145)	(84,579,409)

Indirect finance receivables, net of unearned interest	262,477,411	229,194,077	206,455,361
Allowance for credit losses	(35,895,449)	(30,408,578)	(24,926,076)

Indirect finance receivables, net	$226,581,962	$198,785,499	$181,529,285

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2011	2010	2009
Balance at beginning of year	$30,408,578	$24,926,076	$20,112,260
Discounts acquired on new volume	12,919,492	11,087,231	10,227,382
Provision for credit losses	4,484,284	11,189,432	15,680,590
Losses absorbed	(14,036,888)	(18,404,659)	(22,143,156)
Recoveries	2,255,683	1,962,496	1,857,202
Discounts accreted	(135,700)	(351,998)	(808,202)

Balance at end of year	$35,895,449	$30,408,578	$24,926,076

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of March 31, 2011, the average model year of vehicles collateralizing the portfolio was a 2004 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 90%. A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is related to credit quality and is considered to be part of the allowance for credit losses. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as an allowance for credit losses. Subsequent to the purchase, if the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The average dealer discount associated with new volume for fiscal years ended March 31, 2011 and 2010 was 8.78% and 9.11%, respectively. The terms of the Contracts range from 12 to 72 months and bear a weighted average effective interest rate of 23.57% and 23.55% as of March 31, 2011 and 2010, respectively.

Direct loans are also included in finance receivables and are detailed as follows as of fiscal years ended March 31:

	2011	2010	2009
Direct finance receivables, gross contract	$4,850,865	$4,840,381	$6,890,705
Unearned interest	(890,555)	(803,257)	(1,212,554)

Direct finance receivables, net of unearned interest	3,960,310	4,037,124	5,678,151
Allowance for credit losses	(378,418)	(382,869)	(513,067)

Direct finance receivables, net	$3,581,892	$3,654,255	$5,165,084

The terms of the direct loans range from 6 to 48 months and bear a weighted average effective interest rate of 26.52% and 25.93% as of March 31, 2011 and 2010, respectively.

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the fiscal years ended March 31:

	2011	2010	2009
Balance at beginning of year	$382,869	$513,067	$335,057
Provision for credit losses	125,937	132,417	705,480
Losses absorbed	(173,970)	(324,521)	(590,154)
Recoveries	43,582	61,906	62,684

Balance at end of year	$378,418	$382,869	$513,067

Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than Contracts due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of March 31, 2011, loans made by the Company pursuant to its direct loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

Changes in the allowance for credit losses for both Contracts and direct loans were driven by current economic conditions and credit loss trends over several reporting periods which are useful in estimating future losses and overall portfolio performance.

The following table is an assessment of the credit quality by creditworthiness as of March 31. A performing account is defined as an account that is less than 60 days past due. A non-performing account is defined as an account that is contractually delinquent for 60 days or more and the accrual of interest income is suspended. When an account is 120 days contractually delinquent, the account is written off.

	2011		2010
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$367,685,305	$4,844,683	$320,432,095	$4,839,973
Bankrupt accounts	414,113	6,182	147,127	408

Total	$368,099,418	$4,850,865	$320,579,222	$4,840,381

Performing accounts	$366,081,821	$4,833,310	$318,047,978	$4,791,134
Non-performing accounts	2,017,597	17,555	2,531,244	49,247

Total	$368,099,418	$4,850,865	$320,579,222	$4,840,381

3. Finance Receivables (continued)

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
March 31, 2011	$368,099,418	$6,106,211	$1,468,079	$549,518	$8,123,808
		1.66%	0.40%	0.15%	2.21%

March 31, 2010	$320,579,222	$7,613,284	$1,752,638	$778,606	$10,144,528
		2.37%	0.55%	0.24%	3.16%

March 31, 2009	$291,034,770	$8,737,694	$2,666,484	$848,608	$12,252,786
		3.00%	0.92%	0.29%	4.21%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
March 31, 2011	$4,850,865	$37,399	$5,636	$11,919	$54,954
		0.77%	0.11%	0.25%	1.13%

March 31, 2010	$4,840,381	$98,854	$34,864	$14,383	$148,101
		2.04%	0.72%	0.30%	3.06%

March 31, 2009	$6,890,705	$173,517	$49,780	$42,672	$265,969
		2.52%	0.72%	0.62%	3.86%

4. Property and Equipment

Property and equipment as of March 31, 2011 and 2010 is summarized as follows:

	Cost	Accumulated Depreciation	Net Book Value
2011
Automobiles	$612,914	$470,253	$142,661
Equipment	930,151	607,160	322,991
Furniture and fixtures	498,325	402,213	96,112
Leasehold improvements	987,729	778,182	209,547

	$3,029,119	$2,257,808	$771,311

2010
Automobiles	$605,852	$466,266	$139,586
Equipment	727,583	520,790	206,793
Furniture and fixtures	475,127	364,243	110,884
Leasehold improvements	917,515	713,685	203,830

	$2,726,077	$2,064,984	$661,093

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

5. Line of Credit (continued)

On January 12, 2010, the Company executed a new agreement with its consortium of lenders that increases the size of the line of credit facility (the “Line”) from $115,000,000 to $140,000,000, subject to formulas principally related to a percentage of eligible finance receivables, as defined. The pricing of the Line, which expires on November 30, 2011, is 300 basis points above 30-day LIBOR (4.00% as of March 31, 2011 and 2010) with a 1% floor on LIBOR or at the prime rate. Prime rate borrowings are generally less than $5.0 million. Pledged as collateral for this credit facility are all of the assets of the Company. As of March 31, 2011, the outstanding amount of the credit facility was approximately $118,000,000 and the amount available under the line of credit was approximately $22,000,000. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of March 31, 2011, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The swap agreements convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. As of March 31, 2011, all interest rate swap agreements had matured. The following table summarizes the activity in the Company’s notional amounts of interest rate swap agreements for fiscal years ended March 31:

	2011	2010	2009
Notional amounts at beginning of year	$50,000,000	$80,000,000	$80,000,000
New contracts	-	-	10,000,000
Matured contracts	(50,000,000)	(30,000,000)	(10,000,000)

Notional amounts at end of year	$-	$50,000,000	$80,000,000

These interest rate swaps were previously designated as cash flow hedges. Based on credit market events that transpired in October 2008, the Company made an economic decision to elect the prime rate pricing option available under the Line for the month of October 2008. As a result, the critical terms of the interest rate swaps and hedged interest payments were no longer identical, and the Company undesignated its interest rate swaps as cash flow hedges. Consequently, beginning in October 2008 changes in the fair value of interest rate swaps (unrealized gains and losses) are recorded in earnings. Unrealized losses previously recorded in accumulated other comprehensive income (loss) are reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements. The Company did not use interest rate swaps for speculative purposes and they were only intended for use as economic hedges.

The locations and amounts of gains (losses) recognized in income are detailed as follows for the fiscal years ended March 31:

	2011	2010	2009
Periodic change in fair value of interest rate swaps	$783,678	$1,971,082	$(958,039)
Losses reclassified from accumulated other comprehensive loss	(288,542)	(936,213)	(571,966)

	495,136	1,034,869	(1,530,005)
Periodic settlement differentials included in interest expense	(801,048)	(2,485,232)	(1,540,348)

Loss recognized in income	$(305,912)	$(1,450,363)	$(3,070,353)

Before maturing, interest rate swap agreements were recorded at fair value, which was approximately $784,000 as of March 31, 2010. Changes in the fair value of interest rate swaps were recorded in the change in fair value of interest rate swaps line item of the consolidated statements of income.

Accumulated other comprehensive loss as of March 31, 2010 of approximately $178,000, represents the after-tax effect of the derivative losses prior to October 2008 when the swaps were designated and qualifying as cash flow hedges. As of March 31, 2011, there is no remaining accumulated other comprehensive loss to be reclassified and affect net earnings.

Net realized gains and losses from the swap agreements were recorded in the interest expense line item of the consolidated statement of income.

6. Interest Rate Swap Agreements (continued)

The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements as of March 31:

	2011	2010
Average variable rate received	0.29%	0.30%
Average fixed rate paid	3.80%	3.95%

As noted above, these unrealized losses previously recorded in accumulated other comprehensive loss while interest rate swaps were designated as cash flow hedges will be reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements.

The following table reconciles net income with comprehensive income for the fiscal years ended March 31:

	2011	2010	2009
Net income	$16,805,184	$10,864,561	$4,717,563
Change in fair value of interest rate swaps, net of tax expense of $0, $0, and $301,586, respectively - through October 6, 2008	-	-	501,955
Reclassification adjustment for loss included in net income, net of tax expense of $110,452, $358,384 and $218,949, respectively - after October 6, 2008	178,090	577,829	353,017

Comprehensive income	$16,983,274	$11,442,390	$5,572,535

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

	Fair Value Measurement Using			Fair Value
Description	Level 1	Level 2	Level 3
Interest rate swap agreements:
March 31, 2011	$-	$-	$-	$-
March 31, 2010	$-	$783,678	$-	$783,678

Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the interest rate swaps existed.

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments, other than the interest rate swap agreements, consist of cash, finance receivables, accrued interest, the Line, and accounts payable. For each of these financial instruments the carrying value approximates fair value. The carrying value of cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options. Any new or renewed credit facility would contain pricing that is comparable to the Company’s current credit facility. Based on these market conditions, the fair value of the line of credit was estimated to remain at $118 million as of March 31, 2011. Accrued interest is paid monthly. As a result of the short-term nature of this activity, the carrying value of the accrued interest approximates fair value.

7. Fair Value Disclosures (continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	2011	2010	2009
Current:
Federal	$10,272,425	$6,870,420	$4,392,629
State	1,686,983	1,132,605	751,766

Total current	11,959,408	8,003,025	5,144,395

Deferred:
Federal	(1,217,796)	(1,045,103)	(1,972,413)
State	(199,992)	(172,288)	(337,564)

Total deferred	(1,417,788)	(1,217,391)	(2,309,977)

Income tax expense	$10,541,620	$6,785,634	$2,834,418

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	2011	2010
Allowance for credit losses not currently deductible for tax purposes	$8,150,912	$6,801,987
Unrealized mark-to-market losses on interest rate swaps	-	299,992
Share-based compensation	543,624	329,228
Other items	260,129	217,572

	$8,954,665	$7,648,779

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	2011	2010	2009
Provision for income taxes at Federal statutory rate	$9,571,378	$6,177,568	$2,643,194
Increase resulting from:
State income taxes, net of Federal benefit	966,544	624,206	269,231
Other	3,698	(16,140)	(78,007)

	$10,541,620	$6,785,634	$2,834,418

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate	1.88%	2.02%	2.24%
Weighted average expected original term	5 years	5 years	5 years
Expected volatility	49%	47%	42%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of option activity under the Equity Plans as of March 31, 2011, and changes during the year are presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	666,930	$5.17
Granted	28,500	$9.51
Exercised	(26,090)	$2.13
Forfeited	(8,085)	$6.22

Outstanding at March 31, 2011	661,255	$5.47	6.00	$4,447,318

Exercisable at March 31, 2011	459,872	$5.20	5.31	$3,218,507

The Company granted 28,500, 92,400, and 133,100 options with a weighted average fair value of $4.19, $1.55 and $1.35 during the years ended March 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during the years ended March 31, 2011, 2010 and 2009 was approximately $168,000, $716,000 and $487,000, respectively.

During the fiscal year ended March 31, 2011, 26,090 options were exercised at exercise prices ranging from $1.67 to $5.60 per share. During the same period 8,085 options were forfeited at exercise prices ranging from $2.77 to $10.21 per share.

Cash received from options exercised during the fiscal years ended March 31, 2011, 2010 and 2009 totaled approximately $56,000, $269,000 and $193,000, respectively. Related income tax benefits during the same periods totaled approximately $64,000, $273,000 and $176,000, respectively. Such amounts are included in proceeds from exercise of stock options and income tax benefit related thereto under cash flows from financing activities in the consolidated statements of cash flows. As of March 31, 2011, there was approximately $482,000 of total unrecognized compensation cost related to options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

9. Share-Based Payments (continued)

A summary of the status of the Company’s non-vested restricted shares under the 2006 Plan as of March 31, 2011, and changes during the year then ended is presented below.

Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2010	133,100	$2.50
Granted	54,000	$8.80
Vested	(2,200)	$10.21
Forfeited	-	$-

Non-vested at March 31, 2011	184,900	$4.25	1.19	$2,255,780

The Company awarded 54,000 restricted shares with a weighted average grant date fair value of $8.80 during the fiscal year ended March 31, 2011.

As of March 31, 2011, there was approximately $397,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

A summary of the status of the Company’s non-vested performance shares under the 2006 Plan as of March 31, 2011, and changes during the year then ended is presented below.

Performance Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2010	12,650	$6.18
Granted	-	$-
Vested	(11,000)	$6.18
Forfeited	(1,650)	$6.18

Non-vested at March 31, 2011	-	$-	-	$-

The Company awarded no performance shares during the fiscal year ended March 31, 2011.

As of March 31, 2011, there was no unrecognized compensation cost related to non-vested performance share awards granted under the 2006 Plan.

10. Employee Benefit Plans

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the plan years 2011 and 2010, the Board of Directors suspended the Company’s matching. The Board will re-evaluate the Company’s matching policy for plan year 2012 later this year. For the fiscal years ended March 31, 2011, 2010 and 2009, the Company recorded expenses of approximately $7,000, $7,000, and $10,000, respectively, related to this plan.

11. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Fiscal Year ending March 31:
2012	$1,452,576
2013	1,069,961
2014	238,702
2015	21,435
2016	16,375

$2,799,049

Rent expense for the fiscal years ended March 31, 2011, 2010, and 2009 was approximately $1,599,000, $1,421,000, and $1,366,000, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, in the opinion of management, would have a material adverse affect on the Company’s financial position.

12. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$14,952,147	$15,731,853	$15,995,350	$16,094,176
Interest expense	1,539,373	1,449,757	1,382,950	1,227,871
Provision for credit losses	1,595,661	1,711,873	1,201,172	101,515
Change in fair value of interest rate swaps	(244,365)	(137,828)	(95,756)	(17,187)
Non-interest expense	6,249,175	6,241,584	6,244,376	6,976,551

Operating income before income taxes	5,812,303	6,466,467	7,262,608	7,805,426
Income tax expense	2,236,465	2,484,123	2,787,788	3,033,244

Net income	$3,575,838	$3,982,344	$4,474,820	$4,772,182

Earnings per share:
Basic	$0.31	$0.34	$0.39	$0.41

Diluted	$0.30	$0.34	$0.38	$0.40

	Fiscal Year ended March 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$13,693,714	$14,157,720	$14,365,042	$14,255,177
Interest expense	1,272,677	1,293,561	1,079,044	1,524,454
Provision for credit losses	3,322,956	3,253,959	3,019,586	1,725,348
Change in fair value of interest rate swaps	(297,304)	(235,078)	(264,501)	(237,986)
Non-interest expense	5,714,669	5,921,361	5,788,008	5,940,704

Operating income before income taxes	3,680,716	3,923,917	4,742,905	5,302,657
Income tax expense	1,416,817	1,491,915	1,833,767	2,043,135

Net income	$2,263,899	$2,432,002	$2,909,138	$3,259,522

Earnings per share:
Basic	$0.20	$0.21	$0.25	$0.28

Diluted	$0.20	$0.21	$0.25	$0.28

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework in Internal Control-Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2011, as stated in their report, which is included below.

June 14, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited Nicholas Financial, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, and cash flows of the Company, and our report dated June 14, 2011, expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

June 14, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information to be set forth under the captions “Proposal 1: Election of a Director,” “Board of Directors,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement and Information Circular for the 2011 Annual General Meeting of Members of the Company, which will be filed on or about July 6, 2011 (the “Proxy Statement”), is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be set forth under the caption “Voting Shares and Ownership of Management and Principal Holders” in the Proxy Statement is incorporated herein by reference. See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans” on page 16 of this Report for certain information relating to the Company’s equity compensation plans.

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

(3)	Exhibits

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4	Form of Common Stock Certificate (3)

10.1	Second Amended and Restated Loan and Security Agreement, dated January 12, 2010 (4)

10.2	Nicholas Financial, Inc. Employee Stock Option Plan (5)*

10.3	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan (6)*

10.4	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance (7)*

10.5	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer (8)*

10.6	Summary of Fiscal 2011/2012 Annual Incentive Programs*

10.7	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.8	Nicholas Financial, Inc. Equity Incentive Plan (9)*

10.9	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award (10)*

10.10	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award (11)*

10.11	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award (12)*

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc. (13)

23	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2009 filed with the SEC on March 23, 2010.
(5)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81967).
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81961).
(7)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(8)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on March 2, 2004.
(9)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006.
(10)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (Reg. No. 333-143245).
(11)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (Reg. No. 333-143245).
(12)	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (Reg. No. 333-143245).
(13)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 14, 2011	By:	/s/ Peter L. Vosotas
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

Signature	Title	Date

/s/ Peter L. Vosotas Peter L. Vosotas	Chairman of the Board, Chief Executive Officer, President and Director	June 14, 2011

/s/ Ralph T. Finkenbrink Ralph T. Finkenbrink	Sr. Vice President – Finance, Chief Financial Officer, Chief Accounting Officer and Director	June 14, 2011

/s/ Stephen Bragin Stephen Bragin	Director	June 14, 2011

/s/ Alton R. Neal Alton R. Neal	Director	June 14, 2011

/s/ Scott Fink Scott Fink	Director	June 14, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc.*

3.2	Notice of Articles of Nicholas Financial, Inc.*

4	Form of Common Stock Certificate*

10.1	Second Amended and Restated Loan and Security Agreement, dated January 12, 2010*

10.2	Nicholas Financial, Inc. Employee Stock Option Plan*

10.3	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan*

10.4	Employment Contract, dated November 22, 1999, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance*

10.5	Employment Contract, dated March 16, 2001, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer*

10.6	Summary of Fiscal 2011/2012 Annual Incentive Bonus Programs

10.7	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.8	Nicholas Financial, Inc. Equity Incentive Plan*

10.9	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award*

10.10	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award*

10.11	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award*

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc.*

23	Consent of Dixon Hughes PLLC

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. §1350

*	Incorporated by reference.