Form 10-Q
period 2011-06-30
NICHOLAS FINANCIAL INC
filed 2011-08-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

As of July 27, 2011, the registrant had 11,956,335 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	March 31, 2011
Assets
Cash	$2,988,840	$2,017,540
Finance receivables, net	234,687,519	230,163,854
Assets held for resale	1,409,287	1,055,140
Prepaid expenses and other assets	866,525	680,615
Property and equipment, net	820,277	771,311
Deferred income taxes	9,127,932	8,954,665

Total assets	$249,900,380	$243,643,125

Liabilities and shareholders’ equity
Line of credit	$116,000,000	$118,000,000
Drafts payable	1,545,965	1,878,609
Accounts payable and accrued expenses	6,845,753	7,209,387
Income taxes payable	3,109,893	233,754
Deferred revenues	1,072,457	1,107,907

Total liabilities	128,574,068	128,429,657

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 11,914,255 and 11,806,660 shares issued and outstanding, respectively	27,147,782	26,337,731
Retained earnings	94,178,530	88,875,737

Total shareholders’ equity	121,326,312	115,213,468

Total liabilities and shareholders’ equity	$249,900,380	$243,643,125

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2011	2010
Revenue:
Interest and fee income on finance receivables	$16,623,588	$14,942,905
Sales	10,717	9,242

	16,634,305	14,952,147

Expenses:
Cost of sales	2,756	2,906
Marketing	298,796	318,659
Salaries and employee benefits	4,391,810	3,933,511
Administrative	1,929,383	1,927,006
Provision for credit losses	79,415	1,595,661
Depreciation	72,541	67,093
Interest expense	1,228,978	1,539,373
Change in fair value of interest rate swaps	—	(244,365)

	8,003,679	9,139,844

Operating income before income taxes	8,630,626	5,812,303
Income tax expense	3,327,833	2,236,465

Net income	$5,302,793	$3,575,838

Earnings per share:

Basic	$0.46	$0.31

Diluted	$0.44	$0.30

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$5,302,793	$3,575,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,541	67,093
Gain on sale of property and equipment	(2,526)	—
Provision for credit losses	79,415	1,595,661
Deferred income taxes	(173,267)	(465,247)
Share-based compensation	57,765	153,705
Change in fair value of interest rate swaps	—	(244,365)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(185,910)	222,784
Accounts payable and accrued expenses	(363,634)	1,196,141
Income taxes payable	2,876,139	1,808,505
Deferred revenues	(35,450)	(18,728)

Net cash provided by operating activities	7,627,866	7,891,387

Cash flows from investing activities
Purchase and origination of finance contracts	(33,436,582)	(32,546,937)
Principal payments received	28,833,502	22,279,973
Increase in assets held for resale	(354,147)	(116,092)
Purchase of property and equipment	(138,131)	(65,780)
Proceeds from sale of property and equipment	19,150	—

Net cash used in investing activities	(5,076,208)	(10,448,836)

Cash flows from financing activities
Net (repayment) proceeds from line of credit	(2,000,000)	2,747,146
(Decrease) increase in drafts payable	(332,644)	494,408
Proceeds from exercise of stock options	529,826	48,170
Excess tax benefits from exercise of stock options and issuance of performance share awards	222,460	55,158

Net cash (used) provided by financing activities	(1,580,358)	3,344,882

Net increase in cash	971,300	787,433
Cash, beginning of period	2,017,540	1,533,894

Cash, end of period	$2,988,840	$2,321,327

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2011, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 as filed with the Securities and Exchange Commission on June 14, 2011. The March 31, 2011 condensed consolidated balance sheet included herein has been derived from the March 31, 2011 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

2. Revenue Recognition

Finance receivables consist of automobile finance installment contracts (“Contracts”) and direct consumer loans (“direct loans”). Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2011	2010
Numerator for earnings per share – net income	$5,302,793	$3,575,838

Denominator:
Denominator for basic earnings per share – weighted average shares	11,651,295	11,555,212
Effect of dilutive securities:
Stock options and other share awards	314,167	251,317

Denominator for diluted earnings per share	11,965,462	11,806,529

Earnings per share:
Basic	$0.46	$0.31

Diluted	$0.44	$0.30

For the three months ended June 30, 2011 and 2010 potential common stock from stock options totaling 55,000 and 141,700, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and direct consumer loans and are detailed as follows:

	June 30, 2011	March 31, 2011
Finance receivables, gross contract	$380,225,382	$372,950,283
Unearned interest	(108,556,160)	(106,512,562)

Finance receivables, net of unearned interest	271,669,222	266,437,721
Allowance for credit losses	(36,981,703)	(36,273,867)

Finance receivables, net	$234,687,519	$230,163,854

The terms of the finance receivables range from 12 to 72 months and the direct consumer loans range from 6 to 48 months. The receivables bear a weighted average interest rate of approximately 23.49% and 23.47% as of June 30, 2011 and March 31, 2011, respectively.

Finance receivables consist of Contracts and direct loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended June 30,
	2011	2010
Balance at beginning of period	$35,895,449	$30,408,578
Discounts acquired on new volume	3,109,811	3,166,797
Current period provision	(808)	1,600,837
Losses absorbed	(3,016,634)	(3,375,142)
Recoveries	562,868	579,612
Discounts accreted	(16,254)	(46,623)

Balance at end of period	$36,534,432	$32,334,059

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of June 30, 2011, the average model year of vehicles collateralizing the portfolio was a 2005 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 90%. A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The average dealer discount associated with new volume for the three months ended June 30, 2011 and 2010 was 8.51% and 8.91%, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans:

	Three months ended June 30,
	2011	2010
Balance at beginning of period	$378,418	$382,869
Current period provision	80,223	(5,176)
Losses absorbed	(18,446)	(50,052)
Recoveries	7,076	14,726

Balance at end of period	$447,271	$342,367

Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of June 30, 2011, loans made by the Company pursuant to its direct loan program constituted approximately 1% of the aggregate principal amount of the Company’s loan portfolio.

Changes in the allowance for credit losses for both Contracts and direct loans were driven by current economic conditions and trends over several reporting periods which are useful in estimating future losses and overall portfolio performance.

The Company’s losses as a percentage of liquidation decreased to 4.72% from 6.49% for the three months ended June 30, 2011 and 2010, respectively. The Company has seen improvements in the quality of its Contracts due to reduced competition and an increased focus on collections. In addition, auction proceeds from repossessed vehicles reduce the amount of the write-off which drives down the write-off to liquidation percentage. During the three months ended June 30, 2011 and 2010 auction proceeds from the sale of repossessed vehicles averaged approximately 60% and 52%, respectively of the related principal balance.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

Recoveries as a percentage of charge-offs decreased to approximately 19.76% for the three months ended June 30, 2011 from approximately 20.12% for the three months ended June 30, 2010. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event.

The following table is an assessment of the credit quality by creditworthiness. A performing account is defined as an account that is less than 60 days past due. A non-performing account is defined as an account that is contractually delinquent for 60 days or more and the accrual of interest income is suspended. When an account is 120 days contractually delinquent, the account is written off.

	June 30, 2011		June 30, 2010
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$374,699,934	$5,151,901	$335,583,365	$4,845,178
Bankrupt accounts	373,547	—	309,216	—

Total	$375,073,481	$5,151,901	$335,892,581	$4,845,178

Performing accounts	$372,179,788	$5,134,590	$332,409,180	$4,801,214
Non-performing accounts	2,893,693	17,311	3,483,401	43,964

Total	$375,073,481	$5,191,901	$335,892,581	$4,845,178

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
June 30, 2011	$375,073,481	$9,690,976	$2,286,127	$607,566	$12,584,669
		2.59%	0.60%	0.16%	3.35%
June 30, 2010	$335,892,581	$9,381,762	$2,728,739	$754,662	$12,865,163
		2.79%	0.81%	0.23%	3.83%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
June 30, 2011	$5,151,901	$53,069	$17,219	$92	$70,380
		1.03%	0.33%	0.00%	1.36%
June 30, 2010	$4,845,178	$68,939	$27,950	$16,014	$112,903
		1.42%	0.58%	0.33%	2.33%

The delinquency percentage for Contracts more than thirty days past due as of June 30, 2011 was 3.35% as compared to 3.83% as of June 30, 2010. The delinquency percentage for direct loans more than thirty days past due as of June 30, 2011 was 1.36% as compared to 2.33% as of June 30, 2010. The delinquency percentage decrease is attributable to allocating additional resources focused on collections.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Line of Credit

The Company maintains a line of credit facility (the “Line”) up to $140,000,000, subject to formulas principally related to a percentage of eligible finance receivables, as defined. The pricing of the Line, which expires on November 30, 2011, is 300 basis points above 30-day LIBOR (4.00% and 4.00% at June 30, 2011 and March 31, 2011, respectively) with a 1% floor on LIBOR or at the prime rate. Prime rate borrowings are generally less than $5.0 million. The Company’s cost of borrowed funds, which is based upon the interest rates charged under the Line and the effect of the interest rate swap agreements (see note 6), amounted to 4.18% and 5.69% for the three months ended June 30, 2011 and 2010, respectively.

Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $116,000,000 and $118,000,000 as of June 30, 2011 and March 31, 2011, respectively. The amount available under the line of credit was approximately $24,000,000 and $22,000,000 as of June 30, 2011 and March 31, 2011, respectively. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends require consent in writing by the agent and majority lenders under the facility. As of June 30, 2011, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

As of June 30, 2011 and March 31, 2011, the Company did not have any outstanding interest rate swap agreements. Based on market conditions, the Company may or may not enter into new interest rate swap agreements during the current fiscal year. The swap agreements, in effect, converted a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

The following table summarizes the activity in the notional amounts of interest rate swaps:

	Three months ended June 30,
	2011	2010
Notional amounts at April 1	$—	$50,000,000
New contracts	—	—
Matured contracts	—	(10,000,000)

Notional amounts at June 30	$—	$40,000,000

These interest rate swaps were previously designated as cash flow hedges. Based on credit market events that transpired in October 2008, the Company made an economic decision to elect the prime rate pricing option available under the Line for the month of October 2008. As a result, the critical terms of the interest rate swaps and hedged interest payments were no longer identical and the Company undesignated its interest rate swaps as cash flow hedges. Consequently, beginning in October 2008 changes in the fair value of interest rate swaps (unrealized gains and losses) were recorded in earnings. Unrealized losses previously recorded in accumulated other comprehensive loss were reclassified into earnings as interest payments on the Line and affect earnings over the remaining term of the respective swap agreements. The Company did not use interest rate swaps for speculative purposes.

The locations and amounts of losses recognized in income are as follows:

	Three months ended June 30,
	2011	2010
Periodic change in fair value of interest rate swaps	$—	$393,198
Losses reclassified from accumulated other comprehensive loss	—	(148,833)

	—	244,365
Periodic settlement differentials included in interest expense	—	(392,356)

Pre-tax loss recognized in income	$—	$(147,991)

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The Company recorded net realized gains and losses from the swap agreements in the interest expense line item of the consolidated statement of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended June 30,
	2011	2010
Average variable rate received	—	0.29%
Average fixed rate paid	—	3.89%

The following table reconciles net income with comprehensive income:

	Three months ended June 30,
	2011	2010
Net income	$5,302,793	$3,575,838
Reclassification adjustment for loss included in net income, net of tax benefit of $56,980	—	91,853

Comprehensive income	$5,302,793	$3,667,691

7. Fair Value Disclosures

The Company measures specific assets and liabilities at fair value, which is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When applicable, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability under a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a recurring basis. The Company does not currently have any assets or liabilities measured at fair value on a recurring basis.

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments, other than the interest rate swap agreements, consist of cash, finance receivables, accrued interest, the Line, and accounts payable. For each of these financial instruments the carrying value approximates fair value. The carrying value of cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. The Line was signed within the fourth quarter of fiscal year ending March 31, 2010. Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of June 30, 2011 was estimated to be equal to the book value. Accrued interest is paid monthly. As a result of the short-term nature of this activity, the carrying value of the accrued interest approximates fair value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options or at the prime rate.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02: “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” in April 2011. The ASU’s main objective is to provide greater transparency regarding whether additional guidance or clarification is needed to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-05: “Comprehensive Income (Topic 220) – “Presentation of Comprehensive Income” in June 2011. The ASU’s main objective is to show the components of comprehensive income to provide a better understanding of the entity’s activities. The guidance is effective for interim and annual periods beginning after December 15, 2011. Other than financial statement display, the update will have no impact on the reported amounts in the Company’s consolidated financial statements.

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

Introduction

Consolidated net income increased 47% to approximately $5.3 million for the three-month period ended June 30, 2011 as compared to $3.6 million for the corresponding period ended June 30, 2010. Diluted earnings per share increased 47% to $0.44 for the three months ended June 30, 2011 as compared to $0.30 for the three months ended June 30, 2010.

Earnings were favorably impacted primarily by an increase in average finance receivables, a decrease in operating expenses as a percentage of average finance receivables, net of unearned interest, and a decrease in the net charge off percentage and a reduction in the provision for credit losses. The Company’s software subsidiary, Nicholas Data Services (“NDS”), did not contribute significantly to consolidated operations in the three months ended June 30, 2011 or 2010.

	Three months ended June 30,
Portfolio Summary	2011	2010

Average finance receivables, net of unearned interest (1) Average Net Finance Receivables (1)	$269,138,821	$238,314,417

Average indebtedness (2)	$117,500,000	$108,246,360

Interest and fee income on finance receivables (3)	$16,623,588	$14,942,905
Interest expense	1,228,978	1,539,373

Net interest and fee income on finance receivables	$15,394,610	$13,403,532

Weighted average contractual rate (4)	23.88%	23.54%

Average cost of borrowed funds (2)	4.18%	5.69%

Gross portfolio yield (5)	24.71%	25.08%

Interest expense as a percentage of average finance receivables, net of unearned interest	1.83%	2.58%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	0.12%	2.68%

Net portfolio yield (5)	22.76%	19.82%

Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	9.86%	10.39%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	12.90%	9.43%

Write-off to liquidation (8)	4.72%	6.49%
Net charge-off percentage (9)	3.62%	4.59%

Note: All three month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $60,000 and $58,000 during the three-month periods ended June 30, 2011 and 2010, respectively.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2011 compared to three months June 30, 2010

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 11% to approximately $16.6 million for the three-month period ended June 30, 2011 from $14.9 million for the corresponding period ended June 30, 2010. Average finance receivables, net of unearned interest equaled approximately $269.1 million for the three-month period ended June 30, 2011, an increase of 13% from $238.3 million for the corresponding period ended June 30, 2010. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 12% to approximately $380.2 million as of June 30, 2011, from $340.7 million as of June 30, 2010. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 24.71% for the three-month period ended June 30, 2011 from 25.08% for the three-month period ended June 30, 2010. The net portfolio yield increased to 22.76% for the corresponding period ended June 30, 2011 from 19.82% for the three-month period ended June 30, 2010. The gross portfolio yield decreased primarily due to a lower weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a decrease in the net charge-off percentage and a corresponding decrease in the provision for credit losses which are discussed below in “Analysis of Credit Losses.”

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $6.7 million for the three-month period ended June 30, 2011 from approximately $6.2 million for the corresponding period ended June 30, 2010. The increase of 8% was primarily attributable to salaries expense. The Company opened additional branches and increased average headcount to 279 as of June 30, 2011 from 266 as of June 30, 2010. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.86% for the three-month period ended June 30, 2011 from 10.39% for the three-month period ended June 30, 2010.

Interest Expense

Interest expense decreased to approximately $1.2 million for the three-month period ended June 30, 2011 from $1.5 million for the three-month period ended June 30, 2010. All interest rate swaps agreements matured during fiscal 2011 and no new agreements were entered into. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2011	2010
Variable interest under the line of credit facility	0.42%	0.53%
Settlements under interest rate swap agreements	0.00%	1.45%
Credit spread under the line of credit facility	3.75%	3.71%

Average cost of borrowed funds	4.17%	5.69%

The primary reason that the Company’s average cost of funds decreased is attributed to the costs associated with settlements under interest rate swap agreements during the three months ended June 30, 2010.

The weighted average notional amount of interest rate swaps was $45.4 million at a weighted average fixed rate of 3.89% for the three months ended June 30, 2010. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended June 30, 2011 and 2010, less than 2% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended June 30,
State	2011	2010
FL	$11,411,760	$12,225,667
GA	4,284,926	4,029,421
NC	3,588,140	3,346,315
SC	730,071	489,859
OH	4,606,340	5,047,684
MI	1,532,522	1,438,492
VA	879,074	1,419,135
IN	1,950,528	2,244,967
KY	2,284,603	2,449,296
MD	425,642	457,618
AL	1,642,341	1,295,597
TN	1,113,543	1,281,751
IL	799,920	—
MO	1,101,213	—
KS	111,817	—

Total	$36,462,440	$35,725,802

	Three months ended June 30,
Contracts	2011	2010
Purchases	$36,462,440	$35,725,802
Weighted APR	23.78%	23.44%
Average discount	8.51%	8.91%
Weighted average term (months)	49	49
Average loan	$9,879	$9,902
Number of Contracts	3,691	3,608

Loan Origination

The following table presents selected information on direct loans originated by the Company, net of unearned interest.

	Three months ended June 30,
Direct Loans Originated	2011	2010
Originations	$1,313,766	$1,161,881
Weighted APR	26.84%	26.51%
Weighted average term (months)	25	24
Average loan	$2,850	$2,786
Number of loans	461	417

Analysis of Credit Losses

As of June 30, 2011, the Company had 1,176 active static pools. The average pool upon inception consisted of 63 Contracts with aggregate finance receivables, net of unearned interest, of approximately $610,000.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 5%-8% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three months ended June 30, 2011.

The provision for credit losses decreased in each period, largely due to the decrease in the net charge-off rate which was 3.62% for the three months ended June 30, 2011 as compared to 4.59% for the three months ended June 30, 2010. Also, the Company has experienced favorable variances between projected write offs and actual write-offs on certain pools which has resulted in an increase over expected cash inflows. This resulted in the reversal of provision on certain seasoned static pools which offset the provision on other static pools. As a result, the provision for credit losses was less than write offs during the current period.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts. For the three months ended June 30, 2011 and June 30, 2010 the Company granted deferrals to approximately 5.89% and 5.92%, respectively, of total Contracts. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

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

See note 4 – “Finance Receivables” for changes in allowance, credit quality and delinquencies.

Income Taxes

Driven by increases in operating income, the provision for income taxes increased to approximately $3.3 million for the three months ended June 30, 2011 from approximately $2.2 million for the three months ended June 30, 2010. The Company’s effective tax rate increased to 38.53% for the three months ended June 30, 2011 from 38.48% for the three months ended June 30, 2010.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$7,627,866	$7,891,387
Investing activities (primarily purchase of Contracts)	(5,076,208)	(10,448,836)
Financing activities	(1,580,358)	3,344,882

Net increase in cash	$971,300	$787,433

The Company’s primary use of working capital during the three months ended June 30, 2011 was the funding of the purchase of Contracts which are financed substantially through borrowings under the Company’s Line. During 2010, the Company increased the size of the Line and extended the maturity date to November 30, 2011. The Line is secured by all of the assets of the Company. The Company may borrow the lesser of $140.0 million or amounts based upon formulas principally related to a percentage of eligible finance receivables, as defined. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of June 30, 2011, the amount outstanding under the Line was approximately $116.0 million, and the amount available under the Line was approximately $24.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have decreased by approximately $2.0 million during the three months ended June 30, 2011. The decrease of the Line is principally related to the fact that cash received from operations exceeded cash needed to fund new contracts. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

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

Future Expansion

The Company currently operates a total of fifty-seven branch locations in fourteen states, including nineteen in Florida, seven in Ohio, six in North Carolina, six in Georgia, three in Kentucky, three in Indiana, two in Virginia, two in Alabama, two in Michigan, two in Tennessee, two in South Carolina and one each in Maryland, Illinois, and Missouri. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, eighteen of our branches have reached this capacity. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, would expect to open additional branch locations during fiscal 2012. The Company remains open to acquisitions should an opportunity present itself.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: August 9, 2011	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 9, 2011	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President,
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.