Form 10-Q
period 2011-09-30
NICHOLAS FINANCIAL INC
filed 2011-11-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

As of October 28, 2011, the registrant had 11,965,585 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	March 31, 2011
Assets
Cash	$2,719,693	$2,017,540
Finance receivables, net	236,932,524	230,163,854
Assets held for resale	1,472,982	1,055,140
Income taxes receivable	659,497	—
Prepaid expenses and other assets	611,034	680,615
Property and equipment, net	828,169	771,311
Deferred income taxes	9,142,387	8,954,665

Total assets	$252,366,286	$243,643,125

Liabilities and shareholders’ equity
Line of credit	$117,000,000	$118,000,000
Drafts payable	1,393,773	1,878,609
Accounts payable and accrued expenses	6,768,489	7,209,387
Income taxes payable	—	233,754
Deferred revenues	1,070,846	1,107,907

Total liabilities	126,233,108	128,429,657

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 11,965,585 and 11,806,660 shares issued and outstanding, respectively	27,631,458	26,337,731
Retained earnings	98,501,720	88,875,737

Total shareholders’ equity	126,133,178	115,213,468

Total liabilities and shareholders’ equity	$252,366,286	$243,643,125

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Revenue:
Interest and fee income on finance receivables	$17,199,730	$15,721,876	$33,823,318	$30,664,781
Sales	11,269	9,977	21,986	19,219

	17,210,999	15,731,853	33,845,304	30,684,000
Expenses:
Cost of sales	2,843	3,411	5,599	6,317
Marketing	304,033	310,423	602,829	629,082
Salaries and employee benefits	4,366,502	3,981,210	8,758,312	7,914,721
Administrative	2,032,748	1,880,234	3,962,131	3,807,240
Provision for credit losses	178,029	1,711,873	257,444	3,307,534
Depreciation	72,996	66,306	145,537	133,399
Interest expense	1,236,893	1,449,757	2,465,871	2,989,130
Change in fair value of interest rate swaps	—	(137,828)	—	(382,193)

	8,194,044	9,265,386	16,197,723	18,405,230

Operating income before income taxes	9,016,955	6,466,467	17,647,581	12,278,770
Income tax expense	3,496,851	2,484,123	6,824,684	4,720,588

Net income	$5,520,104	$3,982,344	$10,822,897	$7,558,182

Earnings per share:

Basic	$0.47	$0.34	$0.92	$0.65

Diluted	$0.46	$0.34	$0.90	$0.64

Dividends declared per share	$0.10	—	$0.10	—

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$10,822,897	$7,558,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145,537	133,399
Gain on sale of property and equipment	(4,026)	(3,648)
Provision for credit losses	257,444	3,307,534
Deferred income taxes	(187,722)	(855,856)
Share-based compensation	234,911	309,140
Change in fair value of interest rate swaps	—	(382,193)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	69,581	268,100
Accounts payable and accrued expenses	(440,898)	277,667
Income taxes receivable/payable	(893,251)	(300,664)
Deferred revenues	(37,061)	(657)

Net cash provided by operating activities	9,967,412	10,311,004

Cash flows from investing activities
Purchase and origination of finance contracts	(65,826,689)	(66,741,246)
Principal payments received	58,800,575	46,358,898
Increase in assets held for resale	(417,842)	(275,751)
Purchase of property and equipment	(219,019)	(174,448)
Proceeds from sale of property and equipment	20,650	14,255

Net cash used in investing activities	(7,642,325)	(20,818,292)

Cash flows from financing activities
Net (repayment) proceeds from line of credit	(1,000,000)	9,725,029
(Decrease) increase in drafts payable	(484,836)	151,580
Payment of cash dividend	(1,196,914)	—
Proceeds from exercise of stock options	699,159	49,390
Excess tax benefits from exercise of stock options and issuance of other share awards	359,657	56,060

Net cash (used) provided by financing activities	(1,622,934)	9,982,059

Net increase (decrease) in cash	702,153	(525,229)
Cash, beginning of period	2,017,540	1,533,894

Cash, end of period	$2,719,693	$1,008,665

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

Sales relate principally to telephone support agreements and the sale of business forms to small businesses located primarily in the Southeastern United States. The aforementioned sales of the Nicholas Data Services, Inc. subsidiary, (“NDS”) represent less than 1% of the Company’s consolidated revenues.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Numerator for earnings per share – net income	$5,520,104	$3,982,344	$10,822,897	$7,558,182

Denominator:
Denominator for basic earnings per share – weighted average shares	11,772,819	11,607,523	11,709,875	11,606,505
Effect of dilutive securities: Stock options and other share awards	254,642	242,556	291,914	236,010

Denominator for diluted earnings per share	12,027,461	11,850,079	12,001,789	11,842,515

Earnings per share:
Basic	$0.47	$0.34	$0.92	$0.65

Diluted	$0.46	$0.34	$0.90	$0.64

For the three and six months ended September 30, 2011 potential common stock from stock options totaling 55,000 and 72,300, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the three and six months ended September 30, 2010 potential common stock from stock options totaling 124,100 in each period were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	September 30, 2011	March 31, 2011
Finance receivables, gross contract	$383,019,564	$372,950,283
Unearned interest	(109,240,396)	(106,512,562)

Finance receivables, net of unearned interest	273,779,168	266,437,721
Allowance for credit losses	(36,846,644)	(36,273,867)

Finance receivables, net	$236,932,524	$230,163,854

The terms of the finance receivables range from 12 to 72 months and the direct consumer loans range from 6 to 48 months. The receivables bear a weighted average interest rate of approximately 23.5% as of September 30, 2011 and March 31, 2011.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$36,534,432	$32,334,059	$35,895,449	$30,408,578
Discounts acquired on new volume	2,966,280	3,282,702	6,076,091	6,449,499
Current period provision	109,516	1,654,329	108,708	3,255,166
Losses absorbed	(3,777,929)	(3,879,066)	(6,794,563)	(7,254,208)
Recoveries	542,240	558,914	1,105,108	1,138,526
Discounts accreted	(17,873)	(28,207)	(34,127)	(74,830)

Balance at end of period	$36,356,666	$33,922,731	$36,356,666	$33,922,731

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of September 30, 2011, the average model year of vehicles collateralizing the portfolio was a 2005 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the average wholesale value of the automobile, is approximately 90%. A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. For allowance purposes, the entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The average dealer discount associated with new volume for the three months ended September 30, 2011 and 2010 was 8.45% and 8.70%, respectively. The average dealer discount associated with new volume for the six months ended September 30, 2011 and 2010 was 8.48% and 8.78%, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$447,271	$342,367	$378,418	$382,869
Current period provision	68,513	57,544	148,736	52,368
Losses absorbed	(32,648)	(60,355)	(51,094)	(110,407)
Recoveries	6,842	11,754	13,918	26,480

Balance at end of period	$489,978	$351,310	$489,978	$351,310

Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of September 30, 2011, loans made by the Company pursuant to its direct loan program constituted approximately 1% of the aggregate principal amount of the Company’s loan portfolio.

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

	September 30, 2011		September 30, 2010
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$376,895,455	$5,721,768	$349,857,565	$5,007,919
Bankrupt accounts	402,341	—	485,420	—

Total	$377,297,796	$5,721,768	$350,342,985	$5,007,919

Performing accounts	$373,068,536	$5,685,981	$346,081,444	$4,952,479
Non-performing accounts	4,229,260	35,787	4,261,541	55,440

Total	$377,297,796	$5,721,768	$350,342,985	$5,007,919

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
September 30, 2011	$377,297,796	$10,934,539	$3,188,022	$1,041,238	$15,163,799
		2.90%	0.84%	0.28%	4.02%
September 30, 2010	$350,342,985	$8,987,387	$3,288,209	$973,332	$13,248,928
		2.56%	0.94%	0.28%	3.78%
Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
September 30, 2011	$5,721,768	$22,229	$20,229	$15,558	$58,016
		0.39%	0.35%	0.27%	1.01%
September 30, 2010	$5,007,919	$59,277	$41,963	$13,477	$114,717
		1.18%	0.84%	0.27%	2.29%

The delinquency percentage for Contracts more than thirty days past due as of September 30, 2011 was 4.02% as compared to 3.78% as of September 30, 2010. The delinquency percentage for Direct Loans more than thirty days past due as of September 30, 2011 was 1.01% as compared to 2.29% as of September 30, 2011.

When the Company receives a payment for a Contract that was contractually delinquent for more than 60 days, the payment is posted to the account. At the time of the payment, the interest that was paid is recorded as income by the Company and the Contract is no longer considered over 60 days contractually delinquent; therefore, the accruing of interest is resumed.

5. Line of Credit

Prior to September 1, 2011, the Company had a $140,000,000 line of credit facility expiring on November 30, 2011.

On September 1, 2011, the Company executed a new agreement with its consortium of lenders that increases the size of the line of credit facility (the “Line”) from $140,000,000 to $150,000,000. The pricing of the Line, which expires on November 30, 2013, is 300 basis points above 30-day LIBOR (4.00% at September 30, 2011 and March 31, 2011) with a 1% floor on LIBOR or at the prime rate. Prime rate borrowings are generally less than $5.0 million. Pricing is the same as it was under the previous facility. Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $117,000,000 and $118,000,000 as of September 30, 2011 and March 31, 2011, respectively. The amount available under the line of credit was approximately $33,000,000 and $22,000,000 as of September 30, 2011 and March 31, 2011, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Line of Credit (continued)

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of September 30, 2011, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

As of September 30, 2011 and March 31, 2011, the Company did not have any outstanding interest rate swap agreements. Based on market conditions, the Company may or may not enter into new interest rate swap agreements during the current fiscal year. The swap agreements, in effect, converted a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

The following table summarizes the activity in the notional amounts of interest rate swaps:

	Six months ended September 30,
	2011	2010
Notional amounts at April 1	$—	$50,000,000
New contracts	—	—
Matured contracts	—	(30,000,000)

Notional amounts at September 30	$—	$20,000,000

These interest rate swaps were previously designated as cash flow hedges. Based on credit market events that transpired in October 2008, the Company made an economic decision to elect the prime rate pricing option available under the Line for the month of October 2008. As a result, the critical terms of the interest rate swaps and hedged interest payments were no longer identical and the Company undesignated its interest rate swaps as cash flow hedges. Consequently, beginning in October 2008 changes in the fair value of interest rate swaps (unrealized gains and losses) were recorded in earnings. Unrealized losses previously recorded in accumulated other comprehensive loss were reclassified into earnings as interest payments on the Line affected earnings over the remaining term of the respective swap agreements. The Company did not use interest rate swaps for speculative purposes.

The locations and amounts of losses recognized in income are as follows:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Periodic change in fair value of interest rate swaps	$—	$228,319	$—	$621,517
Losses reclassified from accumulated other comprehensive loss	—	(90,491)	—	(239,324)

	—	137,828	—	382,193
Periodic settlement differentials included in interest expense	—	(245,755)	—	(638,111)

Pre-tax loss recognized in income	$—	$(107,927)	$—	$(255,918)

The Company recorded net realized gains and losses from the swap agreements in the interest expense line item of the consolidated statement of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Average variable rate received	—	0.31%	—	0.30%
Average fixed rate paid	—	3.86%	—	3.96%

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The following table reconciles net income with comprehensive income:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Net income	$5,520,104	$3,982,344	$10,822,897	$7,558,182
Reclassification adjustment for loss included in net income, net of tax benefit of $34,640 and $91,620, respectively.	—	55,851	—	147,704

Comprehensive income	$5,520,104	$4,038,195	$10,822,897	$7,705,886

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments, consist of cash, finance receivables, accrued interest, line of credit, and accounts payable. For each of these financial instruments the carrying value approximates fair value. The carrying value of cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. The Line was amended within the quarter ended September 30, 2011. Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of September 30, 2011 was estimated to be equal to the book value. Accrued interest is paid monthly. As a result of the short-term nature of this activity, the carrying value of the accrued interest approximates fair value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options or at the prime rate.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

11

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02: “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” in April 2011. The ASU’s main objective is to provide greater transparency regarding whether additional guidance or clarification is needed to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The guidance is effective for interim and annual periods beginning on or after June 15, 2011. The guidance did not have an impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-05: “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income” in June 2011. The ASU’s main objective is to show the components of comprehensive income to provide a better understanding of the entity’s activities. The guidance is effective for interim and annual periods beginning after December 15, 2011. Other than financial statement display, the update will have no impact on the reported amounts in the Company’s consolidated financial statements.

9. Cash Dividend

On August 30, 2011, the Company’s Board of Directors announced a quarterly cash dividend of $.10 per share of common stock paid on September 20, 2011.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. The automotive dealer accepts these terms by executing a dealer agreement with the Company. For allowance purposes, the Company considers the entire amount of discount to be related to credit quality and is part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses.

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

Introduction

Consolidated net income increased 38% to approximately $5.5 million for the three-month period ended September 30, 2011 as compared to $4.0 million for the corresponding period ended September 30, 2010. Diluted earnings per share increased 35% to $0.46 for the three months ended September 30, 2011 as compared to $0.34 for the three months ended September 30, 2010. Consolidated net income increased to approximately $10.8 million for the six-month period ended September 30, 2011 as compared to $7.6 million for the corresponding period ended September 30, 2010. Diluted earnings per share increased 42% to $0.90 for the six months ended September 30, 2011 as compared to $0.64 for the six months ended September 30, 2010.

Earnings were favorably impacted primarily by an increase in average finance receivables, a decrease in operating expenses as a percentage of average finance receivables, net of unearned interest, and a decrease in the net charge off percentage and a reduction in the provision for credit losses. The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the three or six months ended September 30, 2011 or 2010.

	Three months ended September 30,		Six months ended September 30,
Portfolio Summary	2011	2010	2011	2010
Average finance receivables, net of unearned interest (1)	$272,906,536	$249,065,668	$271,022,679	$243,690,043

Average indebtedness (2)	$116,505,921	$113,324,542	$117,002,960	$110,785,451

Interest and fee income on finance receivables (3)	$17,199,730	$15,721,876	$33,823,318	$30,664,781
Interest expense	1,236,893	1,449,757	2,465,871	2,989,130

Net interest and fee income on finance receivables	$15,962,837	$14,272,119	$31,357,447	$27,675,651

Weighted average contractual rate (4)	23.94%	23.56%	23.91%	23.55%

Average cost of borrowed funds (2)	4.25%	5.12%	4.22%	5.40%

Gross portfolio yield (5)	25.21%	25.25%	24.96%	25.17%
Interest expense as a percentage of average finance receivables, net of unearned interest	1.81%	2.33%	1.82%	2.45%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	0.26%	2.75%	0.19%	2.71%

Net portfolio yield (5)	23.14%	20.17%	22.95%	20.01%
Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	9.85%	9.93%	9.85%	10.15%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	13.29%	10.24%	13.10%	9.86%

Write-off to liquidation (8)	5.93%	7.18%	5.34%	6.85%
Net charge-off percentage (9)	4.74%	5.31%	4.18%	4.96%

Note: All three and six month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and Direct Loans originated during the period.

(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $56,000 and $53,000 during the three-month periods ended September 30, 2011 and 2010 and $116,000 and $111,000 during the six-month periods ended September 30, 2011 and 2010, respectively.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2011 compared to three months September 30, 2010

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 10% to approximately $17.2 million for the three-month period ended September 30, 2011 from $15.7 million for the corresponding period ended September 30, 2010. Average finance receivables, net of unearned interest equaled approximately $272.9 million for the three-month period ended September 30, 2011, an increase of 10% from $249.1 million for the corresponding period ended September 30, 2010. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 8% to approximately $383.0 million as of September 30, 2011, from $355.4 million as of September 30, 2010. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 25.21% for the three-month period ended September 30, 2011 from 25.25% for the three-month period ended September 30, 2010. The net portfolio yield increased to 23.14% for the corresponding period ended September 30, 2011 from 20.17% for the three-month period ended September 30, 2010. The gross portfolio yield remained relatively flat primarily due to an unchanged weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a decrease in the actual and expected net charge-offs and a corresponding decrease in the provision for credit losses which are discussed below in “Analysis of Credit Losses.”

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $6.7 million for the three-month period ended September 30, 2011 from approximately $6.2 million for the corresponding period ended September 30, 2010. The increase of 8% was primarily attributable to salaries expense. The Company opened additional branches and increased average headcount to 288 for the three-month period ended September 30, 2011 from 272 for the three-month period ended September 30, 2010. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.85% for the three-month period ended September 30, 2011 from 9.93% for the three-month period ended September 30, 2010.

Interest Expense

Interest expense decreased to approximately $1.2 million for the three-month period ended September 30, 2011 from $1.4 million for the three-month period ended September 30, 2010. All interest rate swaps agreements matured during fiscal 2011 and no new agreements were entered into. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2011	2010
Variable interest under the line of credit facility	0.47%	0.57%
Settlements under interest rate swap agreements	0.00%	0.87%
Credit spread under the line of credit facility	3.78%	3.68%

Average cost of borrowed funds	4.25%	5.12%

The primary reason that the Company’s average cost of funds decreased is attributed to the costs associated with settlements under interest rate swap agreements during the three months ended September 30, 2010.

The weighted average notional amount of interest rate swaps was $27.2 million at a weighted average fixed rate of 3.86% for the three months ended September 30, 2010. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Six months ended September 30, 2011 compared to six months ended September 30, 2010

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 10% to approximately $33.8 million for the six-month period ended September 30, 2011 from $30.7 million for the corresponding period ended September 30, 2010. Average finance receivables, net of unearned interest equaled approximately $271.0 million for the six-month period ended September 30, 2011, an increase of 11% from $243.7 million for the corresponding period ended September 30, 2010. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 8% to approximately $383.0 million as of September 30, 2011, from $355.4 million as of September 30, 2010. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 24.96% for the six-month period ended September 30, 2011 from 25.17% for the six-month period ended September 30, 2010. The net portfolio yield increased to 22.95% for the corresponding period ended September 30, 2011 from 20.01% for the six-month period ended September 30, 2010. The gross portfolio yield decreased primarily due to a slight decrease in the weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a decrease in the actual and expected net charge-offs and a corresponding decrease in the provision for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $13.5 million for the six-month period ended September 30, 2011 from approximately $12.5 million for the corresponding period ended September 30, 2010. The increase of 8% was primarily attributable to salaries expense. The Company opened additional branches and increased headcount to 293 for the three-month period ended September 30, 2011 from 272 for the three-month period ended September 30, 2010. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.85% for the six-month period ended September 30, 2011 from 10.15% for the six-month period ended September 30, 2010.

Interest Expense

Interest expense decreased to approximately $2.5 million for the six-month period ended September 30, 2011 from $3.0 million for the six-month period ended September 30, 2010. The following table summarizes the Company’s average cost of borrowed funds for the six-month period ended September 30:

	Six months ended September 30,
	2011	2010
Variable interest under the line of credit facility	0.44%	0.55%
Settlements under interest rate swap agreements	0.00%	1.15%
Credit spread under the line of credit facility	3.78%	3.70%

Average cost of borrowed funds	4.22%	5.40%

The primary reason that the Company’s average cost of funds decreased is attributed to the costs associated with settlements under interest rate swap agreements during the six months ended September 30, 2010.

The weighted average notional amount of interest rate swaps was $36.2 million at a weighted average fixed rate of 3.96% for the six months ended September 30, 2010. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month and six-month periods ended September 30, 2011 and 2010, less than 2% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
State	2011	2010	2011	2010
FL	$10,621,214	$12,176,123	$22,032,974	$24,401,790
GA	3,614,109	4,782,217	7,899,035	8,811,638
NC	3,139,984	3,971,706	6,728,124	7,318,021
SC	561,702	507,943	1,291,773	997,803
OH	4,652,242	5,381,608	9,258,582	10,429,292
MI	1,563,293	1,395,616	3,095,815	2,834,109
VA	734,582	1,233,552	1,613,656	2,652,687
IN	2,541,495	2,482,458	4,492,023	4,727,425
KY	2,170,369	2,378,840	4,454,972	4,828,135
MD	314,824	430,883	740,466	888,501
AL	1,793,660	1,535,109	3,436,001	2,830,705
TN	1,326,270	1,478,861	2,439,813	2,760,612
IL	856,456	—	1,656,376	—
MO	1,081,322	—	2,182,535	—
KS	121,967	—	233,784	—

Total	$35,093,489	$37,754,916	$71,555,929	$73,480,718

	Three months ended September 30,		Six months ended September 30,
Contracts	2011	2010	2011	2010
Purchases	$35,093,489	$37,754,916	$71,555,929	$73,480,718
Weighted APR	23.83%	23.46%	23.80%	23.45%
Average discount	8.45%	8.70%	8.48%	8.78%
Weighted average term (months)	49	49	49	49
Average loan	$9,922	$9,860	$9,900	$9,880
Number of Contracts	3,537	3,829	7,228	7,437

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
Direct Loans Originated	2011	2010	2011	2010
Originations	$1,634,237	$1,251,446	$2,948,003	$2,413,327
Weighted APR	26.36%	26.66%	26.57%	26.59%
Weighted average term (months)	26	24	25	24
Average loan	$3,043	$2,838	$2,954	$2,813
Number of loans	537	441	998	858

Analysis of Credit Losses

As of September 30, 2011, the Company had 1,222 active static pools. The average pool upon inception consisted of 61 Contracts with aggregate finance receivables, net of unearned interest, of approximately $598,000.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 5%-8% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend on the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three and six months ended September 30, 2011.

The provision for credit losses decreased in each period, largely due to the decrease in the net charge-off rate. The net charge-off rate was 4.74% for the three months ended September 30, 2011 as compared to 5.31% for the three months ended September 30, 2010. The net charge-off rate was 4.18% for the six months ended September 30, 2011 as compared to 4.96% for the six months ended September 30, 2010. Also, the Company has experienced favorable variances between projected write offs and actual write-offs on certain pools which has resulted in an increase in expected future cash flows. This resulted in the reversal of provision on certain seasoned static pools which offset the provision on other static pools. As a result, the provision for credit losses was less than write offs during the current period.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts. For the three months ended September 30, 2011 and September 30, 2010 the Company granted deferrals to approximately 6.71% and 7.96%, respectively, of total Contracts. For the six months ended September 30, 2011 and September 30, 2010 the Company granted deferrals to approximately 12.47% and 13.78%, respectively, of total Contracts. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

The Company’s losses as a percentage of liquidation decreased to 5.93% from 7.18% for the three months ended September 30, 2011 and 2010, respectively. The Company’s losses as a percentage of liquidation decreased to 5.34% from 6.85% for the six months ended September 30, 2011 and 2010, respectively. The Company has seen improvements in the performance of its Contracts. The Company has also experienced reduced losses in part due to an increase in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended September 30, 2011 and 2010 auction proceeds from the sale of repossessed vehicles averaged approximately 57% and 50%, respectively of the related principal balance. During the six months ended September 30, 2011 and 2010 auction proceeds from the sale of repossessed vehicles averaged approximately 58% and 50%, respectively of the related principal balance.

Recoveries as a percentage of charge-offs decreased to approximately 15.22% for the three months ended September 30, 2011 from approximately 16.05% for the three months ended September 30, 2010. Recoveries as a percentage of charge-offs decreased to approximately 17.23% for the six months ended September 30, 2011 from approximately 17.94%. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event.

The Company believes delinquency trends over several reporting periods are useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes results from internal branch audits as an indicator of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators. See note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

Income Taxes

Driven by increases in operating income, the provision for income taxes increased to approximately $3.5 million for the three months ended September 30, 2011 from approximately $2.5 million for the three months ended September 30, 2010. The provision for income taxes increased to approximately $6.8 million for the six months ended September 30, 2011 from approximately $4.7 million for the six months ended September 30, 2010. The Company’s effective tax rate remained consistent increasing slightly to 38.78% for the three months ended September 30, 2011 from 38.45% for the three months ended September 30, 2010. The Company’s effective tax rate remained consistent increasing slightly to 38.67% for the six months ended September 30, 2011 from 38.45% for the six months ended September 30, 2010.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$9,967,412	$10,311,004
Investing activities (primarily purchase of Contracts)	(7,642,325)	(20,818,292)
Financing activities	(1,622,934)	9,982,059

Net increase (decrease) in cash	$702,153	$(525,229)

The Company’s primary use of working capital during the six months ended September 30, 2011 was the funding of the purchase of Contracts which are financed substantially through borrowings under the Company’s Line. On September 1, 2011, the Company increased the size of the Line and extended the maturity date to November 30, 2013. The Line is secured by all of the assets of the Company. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR or at the prime rate. Prime rate based borrowings are generally less than $5.0 million. As of September 30, 2011, the amount outstanding under the Line was approximately $117.0 million, and the amount available under the Line was approximately $33.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have decreased by approximately $1.0 million during the six months ended September 30, 2011. The decrease of the Line is principally related to the fact that cash received from operations exceeded cash needed to fund new contracts. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is currently in compliance with all of its debt covenants but, during the current economic slowdown, a breach of one or more of these covenants could occur prior to the maturity date of the Line, which is November 30, 2013. The Company’s consortium of lenders could place the Company in default if certain covenants were breached and take one or more of the following actions: increase the Company’s borrowing costs; restrict the Company’s ability to obtain additional borrowings under the Line; accelerate all amounts outstanding under the Line; or enforce its interests against collateral securing the Line. The Company believes its lenders will continue to allow it to operate in the event of a condition of default; however no assurance can be given that this would occur.

On August 30, 2011, the Company’s Board of Directors announced a quarterly cash dividend of $.10 per share of common stock paid on September 20, 2011. The Company intends to continue to pay quarterly cash dividends for the foreseeable future, provided its future earnings meet expectations. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements, requirements of its lenders and other factors deemed relevant by the Company’s Board of Directors.

Contractual Obligations

The following table summarizes the Company’s material obligations as of September 30, 2011.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,752,650	$1,524,943	$1,145,405	$82,302	$—
Line of credit	117,000,000	—	117,000,000	—	—
Interest on line of credit[1]	9,530,625	4,972,500	4,558,125	—	—

Total	$129,283,275	$6,497,443	$122,703,530	$82,302	$—

[1]

Interest on outstanding borrowings under the Line as of September 30, 2011 is based on an effective interest rate of 4.25% and the Company’s current credit line, which matures on November 30, 2013. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of fifty-eight branch locations in fourteen states, including nineteen in Florida; seven in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana and Alabama; two in Virginia, Michigan, Tennessee and South Carolina; and one each in Maryland, Illinois, and Missouri. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, fourteen of our branches meet this capacity. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, would expect to open additional branch locations during fiscal 2012. The Company remains open to acquisitions should an opportunity present itself.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: November 9, 2011	/s/ Peter L. Vosotas
Peter L. Vosotas Chairman of the Board, President, Chief Executive Officer and Director

Date: November 9, 2011	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink Senior Vice President, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

10.1.1	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated September 1, 2011.

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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