Form 10-Q
period 2011-12-31
NICHOLAS FINANCIAL INC
filed 2012-02-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2011

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

As of February 1, 2012, the registrant had 11,980,435 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2011 (Unaudited)	March 31, 2011
Assets
Cash	$4,720,086	$2,017,540
Finance receivables, net	237,485,194	230,163,854
Assets held for resale	1,738,166	1,055,140
Income taxes receivable	485,807	—
Prepaid expenses and other assets	565,690	680,615
Property and equipment, net	780,530	771,311
Deferred income taxes	9,100,452	8,954,665

Total assets	$254,875,925	$243,643,125

Liabilities and shareholders’ equity
Line of credit	$116,000,000	$118,000,000
Drafts payable	1,446,396	1,878,609
Accounts payable and accrued expenses	5,848,795	7,209,387
Income taxes payable	—	233,754
Deferred revenues	1,074,246	1,107,907

Total liabilities	124,369,437	128,429,657

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 11,968,665 and 11,806,660 shares issued and outstanding, respectively	27,839,270	26,337,731
Retained earnings	102,667,218	88,875,737

Total shareholders’ equity	130,506,488	115,213,468

Total liabilities and shareholders’ equity	$254,875,925	$243,643,125

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Revenue:
Interest and fee income on finance receivables	$17,126,855	$15,984,880	$50,950,173	$46,649,661
Sales	13,116	10,470	35,102	29,689

	17,139,971	15,995,350	50,985,275	46,679,350
Expenses:
Cost of sales	4,051	2,857	9,650	9,174
Marketing	326,324	329,572	929,153	958,654
Salaries and employee benefits	4,342,797	4,021,027	13,101,109	11,935,748
Administrative	2,011,431	1,825,296	5,973,562	5,632,536
Provision for credit losses	454,339	1,201,172	711,783	4,508,706
Depreciation	70,680	65,624	216,217	199,023
Interest expense	1,236,866	1,382,950	3,702,737	4,372,080
Change in fair value of interest rate swaps	—	(95,756)	—	(477,949)

	8,446,488	8,732,742	24,644,211	27,137,972

Operating income before income taxes	8,693,483	7,262,608	26,341,064	19,541,378
Income tax expense	3,330,762	2,787,788	10,155,446	7,508,376

Net income	$5,362,721	$4,474,820	$16,185,618	$12,033,002

Earnings per share:

Basic	$0.46	$0.39	$1.38	$1.04

Diluted	$0.45	$0.38	$1.35	$1.01

Dividends declared per share	$0.10	$—	$0.20	$—

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$16,185,618	$12,033,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	216,217	199,023
Gain on sale of property and equipment	(9,925)	(3,648)
Provision for credit losses	711,783	4,508,707
Deferred income taxes	(145,787)	(1,085,160)
Share-based compensation	404,569	471,997
Change in fair value of interest rate swaps	—	(477,949)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	114,925	280,152
Accounts payable and accrued expenses	(1,360,592)	(61,024)
Income taxes receivable/payable	(719,561)	(303,982)
Deferred revenues	(33,661)	(30,709)

Net cash provided by operating activities	15,363,586	15,530,409

Cash flows from investing activities
Purchase and origination of finance contracts	(95,949,601)	(96,083,311)
Principal payments received	87,916,478	71,704,908
Increase in assets held for resale	(683,026)	(192,280)
Purchase of property and equipment	(270,661)	(226,064)
Proceeds from sale of property and equipment	55,150	15,755

Net cash used in investing activities	(8,931,660)	(24,780,992)

Cash flows from financing activities
Net (repayment) proceeds from line of credit	(2,000,000)	10,741,903
(Decrease) increase in drafts payable	(432,213)	242,418
Payment of cash dividends	(2,394,137)	—
Proceeds from exercise of stock options	631,063	20,283
Excess tax benefits from exercise of stock options and issuance of other share awards	465,907	63,796

Net cash (used) provided by financing activities	(3,729,380)	11,068,400

Net increase in cash	2,702,546	1,817,817
Cash, beginning of period	2,017,540	1,533,894

Cash, end of period	$4,720,086	$3,351,711

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Numerator for earnings per share – net income	$5,362,721	$4,474,820	$16,185,618	$12,033,002

Denominator:
Denominator for basic earnings per share – weighted average shares	11,782,715	11,604,037	11,732,557	11,606,223
Effect of dilutive securities: Stock options and other share awards	266,848	295,645	282,744	260,762

Denominator for diluted earnings per share	12,049,563	11,899,682	12,015,301	11,866,985

Earnings per share:
Basic	$0.46	$0.39	$1.38	$1.04

Diluted	$0.45	$0.38	$1.35	$1.01

For the three and nine months ended December 31, 2011 potential common stock from stock options totaling 55,000 were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the three and nine months ended December 31, 2010 potential common stock from stock options totaling 28,500 and 76,900, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	December 31, 2011	March 31, 2011
Finance receivables, gross contract	$381,787,355	$372,950,283
Unearned interest	(108,215,780)	(106,512,562)

Finance receivables, net of unearned interest	273,571,575	266,437,721
Allowance for credit losses	(36,086,381)	(36,273,867)

Finance receivables, net	$237,485,194	$230,163,854

The terms of the finance receivables range from 12 to 72 months and the direct consumer loans range from 6 to 48 months. The receivables bear a weighted average interest rate of approximately 23.2% as of December 31, 2011 and 23.5% as of March 31, 2011.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Balance at beginning of period	$36,356,666	$33,922,731	$35,895,449	$30,408,578
Discounts acquired on new volume	2,729,337	2,779,357	8,805,428	9,228,856
Current period provision	450,951	1,127,064	559,659	4,382,230
Losses absorbed	(4,474,500)	(3,960,465)	(11,269,063)	(11,214,673)
Recoveries	559,716	511,261	1,664,824	1,649,787
Discounts accreted	(8,570)	(31,507)	(42,697)	(106,337)

Balance at end of period	$35,613,600	$34,348,441	$36,613,600	$34,348,441

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of December 31, 2011, the average model year of vehicles collateralizing the portfolio was a 2005 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the average wholesale value of the automobile, is approximately 91%, at the time of purchase. A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. For allowance purposes, the entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The average dealer discount associated with new volume for the three months ended December 31, 2011 and 2010 was 8.41% and 8.74%, respectively. The average dealer discount associated with new volume for the nine months ended December 31, 2011 and 2010 was 8.46% and 8.76%, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Balance at beginning of period	$489,978	$351,310	$378,418	$382,869
Current period provision	3,388	74,108	152,124	126,476
Losses absorbed	(26,150)	(43,204)	(77,244)	(153,611)
Recoveries	5,565	9,052	19,483	35,532

Balance at end of period	$472,781	$391,266	$472,781	$391,266

Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of December 31, 2011, loans made by the Company pursuant to its direct loan program constituted approximately 1% of the aggregate principal amount of the Company’s loan portfolio.

Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and trends over several reporting periods which are useful in estimating future losses and overall portfolio performance.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness. A performing account is defined as an account that is less than 61 days past due. A non-performing account is defined as an account that is contractually delinquent for 61 days or more and the accrual of interest income is suspended. When an account is 120 days contractually delinquent, the account is written off.

	December 31, 2011		December 31, 2010
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$374,923,192	$6,479,256	$353,711,759	$5,250,997
Bankrupt accounts	382,858	2,049	251,805	1,549

Total	$375,306,050	$6,481,305	$353,963,564	$5,252,546

Performing accounts	$371,050,744	$6,463,927	$350,219,972	$5,219,677
Non-performing accounts	4,255,306	17,378	3,743,592	32,869

Total	$375,306,050	$6,481,305	$353,963,564	$5,252,546

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its direct consumer loan program:

		Delinquencies
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2011	$375,306,050	$13,643,453	$3,129,675	$1,125,631	$17,898,759
		3.64%	0.83%	0.30%	4.77%
December 31, 2010	$353,963,564	$10,065,353	$2,807,904	$935,688	$13,808,945
		2.84%	0.79%	0.26%	3.89%
Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2011	$6,481,305	$98,826	$11,716	$5,662	$116,204
		1.53%	0.18%	0.09%	1.80%
December 31, 2010	$5,252,546	$63,680	$18,491	$14,378	$96,549
		1.21%	0.35%	0.27%	1.83%

The delinquency percentage for Contracts more than thirty days past due as of December 31, 2011 was 4.77% as compared to 3.89% as of December 31, 2010. The delinquency percentage for Direct Loans more than thirty days past due as of December 31, 2011 was 1.80% as compared to 1.83% as of December 31, 2010.

When the Company receives a payment for a Contract that was contractually delinquent for more than 60 days, the payment is posted to the account. At the time of the payment, the interest that was paid is recorded as income by the Company and the Contract is no longer considered over 60 days contractually delinquent; therefore, the accruing of interest is resumed.

5. Line of Credit

Prior to September 1, 2011, the Company had a $140,000,000 line of credit facility expiring on November 30, 2011. On September 1, 2011, the Company executed a new agreement with its consortium of lenders that increased the size of the line of credit facility (the “Line”) from $140,000,000 to $150,000,000. The pricing of the Line, which expires on November 30, 2013, is 300 basis points above 30-day LIBOR (4.00% at December 31, 2011 and March 31, 2011) with a 1% floor on LIBOR. Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $116,000,000 and $118,000,000 as of December 31, 2011 and March 31, 2011, respectively. The amount available under the line of credit was approximately $34,000,000 and $22,000,000 as of December 31, 2011 and March 31, 2011, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Line of Credit (continued)

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of December 31, 2011, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

As of December 31, 2011 and March 31, 2011, the Company did not have any outstanding interest rate swap agreements. Based on market conditions, the Company may or may not enter into new interest rate swap agreements during the current fiscal year. The swap agreements, in effect, converted a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

The following table summarizes the activity in the notional amounts of interest rate swaps:

	Nine months ended December 31,
	2011	2010
Notional amounts at April 1	$—	$50,000,000
New contracts	—	—
Matured contracts	—	(40,000,000)

Notional amounts at December 31	$—	$10,000,000

These interest rate swaps were previously designated as cash flow hedges. Based on credit market events that transpired in October 2008, the Company made an economic decision to elect a prime rate pricing option available under the Line for the month of October 2008. As a result, the critical terms of the interest rate swaps and hedged interest payments were no longer identical and the Company undesignated its interest rate swaps as cash flow hedges. Consequently, beginning in October 2008 changes in the fair value of interest rate swaps (unrealized gains and losses) were recorded in earnings. Unrealized losses previously recorded in accumulated other comprehensive loss were reclassified into earnings as interest payments on the Line affected earnings over the remaining term of the respective swap agreements. The Company did not use interest rate swaps for speculative purposes.

The locations and amounts of losses recognized in income are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Periodic change in fair value of interest rate swaps	$—	$138,007	$—	$759,524
Losses reclassified from accumulated other comprehensive loss	—	(42,251)	—	(281,575)

	—	95,756	—	477,949
Periodic settlement differentials included in interest expense	—	(138,775)	—	(776,886)

Pre-tax loss recognized in income	$—	$(43,019)	$—	$(298,937)

The Company recorded net realized gains and losses from the swap agreements in the interest expense line item of the consolidated statement of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Average variable rate received	—	0.26%	—	0.29%
Average fixed rate paid	—	3.58%	—	3.89%

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The following table reconciles net income with comprehensive income:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Net income	$5,362,721	$4,474,820	$16,185,618	$12,033,002
Reclassification adjustment for loss included in net income, net of tax benefit of $34,640 and $91,620, respectively.	—	26,079	—	173,783

Comprehensive income	$5,362,721	$4,500,899	$16,185,618	$12,206,785

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments, consist of cash, finance receivables, accrued interest, line of credit, and accounts payable. For each of these financial instruments the carrying value approximates fair value. The carrying value of cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. The Line was amended within the quarter ended September 30, 2011. Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of December 31, 2011 was estimated to be equal to the book value. Accrued interest is paid monthly. As a result of the short-term nature of this activity, the carrying value of the accrued interest approximates fair value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options.

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

9. Cash Dividend

On August 30, 2011, the Company’s Board of Directors announced a quarterly cash dividend of $0.10 per share of common stock paid on September 20, 2011. On October 27, 2011, the Company’s Board of Directors announced a quarterly cash dividend of $0.10 per share of common stock paid on December 20, 2011. On January 31, 2012, the Company’s Board of Directors declared another quarterly dividend equal to $0.10 per common share, to be paid on March 20, 2012 to shareholders of record as of March 13, 2012.

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

Introduction

Consolidated net income increased 20% to approximately $5.4 million for the three-month period ended December 31, 2011 as compared to $4.5 million for the corresponding period ended December 31, 2010. Diluted earnings per share increased 18% to $0.45 for the three months ended December 31, 2011 as compared to $0.38 for the three months ended December 31, 2010. Consolidated net income increased 35% to approximately $16.2 million for the nine-month period ended December 31, 2011 as compared to $12.0 million for the corresponding period ended December 31, 2010. Diluted earnings per share increased 34% to $1.35 for the nine months ended December 31, 2011 as compared to $1.01 for the nine months ended December 31, 2010.

Earnings for both periods were favorably impacted by an increase in average finance receivables, a reduced provision for credit losses, and to a lesser degree, a decrease in the cost of borrowings under the line of credit. The favorable impacts were offset by slightly by an increase in Operating expenses as a percentage of average finance receivables, net of unearned interest remained fairly consistent, decreasing slightly for the nine months ended December 31, 2011, and increasing slightly for the three months ended December 31, 2011. For certain pools, net charge offs during the current periods were less than the expected charge-offs previously contemplated in the allowance for loan losses. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb losses in the existing portfolio was less than the provision for the prior periods.

The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the three or nine months ended December 31, 2011 or 2010.

	Three months ended December 31,		Nine months ended December 31,
Portfolio Summary	2011	2010	2011	2010
Average finance receivables, net of unearned interest (1)	$274,595,968	$255,571,347	$272,213,775	$247,650,478

Average indebtedness (2)	$116,000,000	$117,009,444	$116,668,640	$112,860,116

Interest and fee income on finance receivables (3)	$17,126,855	$15,984,880	$50,950,173	$46,649,661
Interest expense	1,236,866	1,382,950	3,702,737	4,372,080

Net interest and fee income on finance receivables	$15,889,989	$14,601,930	$47,247,436	$42,277,581

Weighted average contractual rate (4)	23.79%	23.48%	23.87%	23.45%

Average cost of borrowed funds (2)	4.27%	4.73%	4.23%	5.17%

Gross portfolio yield (5)	24.95%	25.02%	24.96%	25.12%
Interest expense as a percentage of average finance receivables, net of unearned interest	1.80%	2.16%	1.81%	2.35%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	0.66%	1.88%	0.35%	2.43%

Net portfolio yield (5)	22.49%	20.98%	22.80%	20.34%
Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	9.76%	9.69%	9.82%	9.99%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	12.73%	11.29%	12.98%	10.35%

Write-off to liquidation (8)	7.16%	7.20%	5.96%	6.97%
Net charge-off percentage (9)	5.70%	5.39%	4.69%	5.11%

Note: All three and nine month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and Direct Loans originated during the period.

(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $51,000 and $52,000 during the three-month periods ended December 31, 2011 and 2010, respectively, and $167,000 and $163,000 during the nine-month periods ended December 31, 2011 and 2010, respectively.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2011 compared to three months December 31, 2010

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 7% to approximately $17.1 million for the three-month period ended December 31, 2011 from $16.0 million for the corresponding period ended December 31, 2010. Average finance receivables, net of unearned interest equaled approximately $274.6 million for the three-month period ended December 31, 2011, an increase of 7% from $255.6 million for the corresponding period ended December 31, 2010. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 6% to approximately $381.8 million as of December 31, 2011, from $359.2 million as of December 31, 2010. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield remained fairly consistent at 24.95% for the three-month period ended December 31, 2011 compared to 25.02% for the three-month period ended December 31, 2010. The net portfolio yield increased to 22.49% for the corresponding period ended December 31, 2011 from 20.98% for the three-month period ended December 31, 2010. The gross portfolio yield remained relatively flat primarily due to an unchanged weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a decrease in the actual and expected net charge-offs and a decrease in the provision for credit losses which are discussed below under “Analysis of Credit Losses.” The net portfolio yield also increased as a result of the decrease in interest expense as a percentage of average finance receivables, net of unearned interest.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $6.8 million for the three-month period ended December 31, 2011 from approximately $6.2 million for the corresponding period ended December 31, 2010. The increase of 10% was primarily attributable to salaries expense and expenses attributed to new branch locations. The Company opened additional branches and increased average headcount to 301 for the three-month period ended December 31, 2011 from 269 for the three-month period ended December 31, 2010. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, increased to 9.76% for the three-month period ended December 31, 2011 from 9.69% for the three-month period ended December 31, 2010.

Interest Expense

Interest expense decreased to approximately $1.2 million for the three-month period ended December 31, 2011 from $1.4 million for the three-month period ended December 31, 2010. All interest rate swaps agreements matured during fiscal 2011 and no new agreements were entered into. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2011	2010
Variable interest under the line of credit facility	0.54%	0.56%
Settlements under interest rate swap agreements	0.00%	0.47%
Credit spread under the line of credit facility	3.73%	3.70%

Average cost of borrowed funds	4.27%	4.73%

The primary reason that the Company’s average cost of funds decreased is attributed to the costs associated with settlements under interest rate swap agreements during the three months ended December 31, 2010.

The weighted average notional amount of interest rate swaps was $16.9 million at a weighted average fixed rate of 3.58% for the three months ended December 31, 2010. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Nine months ended December 31, 2011 compared to nine months ended December 31, 2010

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 9% to approximately $51.0 million for the nine-month period ended December 31, 2011 from $46.6 million for the corresponding period ended December 31, 2010. Average finance receivables, net of unearned interest equaled approximately $272.2 million for the nine-month period ended December 31, 2011, an increase of 10% from $247.7 million for the corresponding period ended December 31, 2010. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 6% to approximately $381.8 million as of December 31, 2011, from $359.2 million as of December 31, 2010. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 24.96% for the nine-month period ended December 31, 2011 from 25.12% for the nine-month period ended December 31, 2010. The net portfolio yield increased to 22.80% for the corresponding period ended December 31, 2011 from 20.34% for the nine-month period ended December 31, 2010. The gross portfolio yield decreased primarily due to a slight decrease in the weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a decrease in the actual and expected net charge-offs and a decrease in the provision for credit losses which is discussed below under “Analysis of Credit Losses.”. The net portfolio yield also increased as a result of the decrease in interest expense as a percentage of average finance receivables, net of unearned interest.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $20.2 million for the nine-month period ended December 31, 2011 from approximately $18.7 million for the corresponding period ended December 31, 2010. The increase of 8% was primarily attributable to salaries expense and expenses attributed to new branch locations. The Company opened additional branches and increased average headcount to 297 for the nine-month period ended December 31, 2011 from 267 for the nine-month period ended December 31, 2010. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.82% for the nine-month period ended December 31, 2011 from 9.99% for the nine-month period ended December 31, 2010.

Interest Expense

Interest expense decreased to approximately $3.7 million for the nine-month period ended December 31, 2011 from $4.4 million for the nine-month period ended December 31, 2010. The following table summarizes the Company’s average cost of borrowed funds for the nine-month period ended December 31:

	Nine months ended December 31,
	2011	2010
Variable interest under the line of credit facility	0.47%	0.55%
Settlements under interest rate swap agreements	0.00%	0.92%
Credit spread under the line of credit facility	3.76%	3.70%

Average cost of borrowed funds	4.23%	5.17%

The primary reason that the Company’s average cost of funds decreased is attributed to the costs associated with settlements under interest rate swap agreements during the nine months ended December 31, 2010.

The weighted average notional amount of interest rate swaps was $29.7 million at a weighted average fixed rate of 3.89% for the nine months ended December 31, 2010. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month and nine-month periods ended December 31, 2011 and 2010, less than 2% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
State	2011	2010	2011	2010
FL	$9,506,374	$9,794,696	$31,539,348	$34,196,486
GA	3,727,661	3,131,322	11,626,696	11,942,960
NC	2,947,629	3,451,482	9,675,753	10,769,503
SC	701,250	979,466	1,993,023	1,977,269
OH	4,613,249	4,610,817	13,871,831	15,040,109
MI	1,358,480	1,336,369	4,454,295	4,170,478
VA	1,050,850	860,780	2,664,506	3,513,467
IN	2,157,885	2,128,532	6,649,908	6,855,957
KY	1,690,506	2,272,175	6,145,478	7,100,310
MD	396,844	329,790	1,137,310	1,218,291
AL	1,424,583	969,684	4,860,584	3,800,389
TN	974,972	1,303,650	3,414,785	4,064,262
IL	594,779	385,767	2,251,155	385,767
MO	1,148,189	311,454	3,330,724	311,454
KS	183,280	—	417,064	—

Total	$32,476,531	$31,865,984	$104,032,460	$105,346,702

	Three months ended December 31,		Nine months ended December 31,
Contracts	2011	2010	2011	2010
Purchases	$32,476,531	$31,865,984	$104,032,460	$105,346,702
Weighted APR	23.62%	23.48%	23.75%	23.45%
Average discount	8.41%	8.74%	8.46%	8.76%
Weighted average term (months)	49	49	49	49
Average loan	$9,990	$9,841	$9,928	$9,869
Number of Contracts	3,251	3,238	10,479	10,675

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
Direct Loans Originated	2011	2010	2011	2010
Originations	$1,870,851	$1,380,937	$4,818,855	$3,794,264
Weighted APR	26.76%	26.59%	26.65%	26.59%
Weighted average term (months)	25	25	25	24
Average loan	$2,914	$2,773	$2,937	$2,798
Number of loans	642	498	1,641	1,356

Analysis of Credit Losses

As of December 31, 2011, the Company had 1,244 active static pools. The average pool upon inception consisted of 61 Contracts with aggregate finance receivables, net of unearned interest, of approximately $602,000.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 5%-9% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend on the competition, the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three and nine months ended December 31, 2011.

The provision for credit losses decreased in each period. The Company has experienced favorable variances between projected write-offs and actual write-offs on certain pools which has resulted in an increase in expected future cash flows. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb losses in the existing portfolio was less than the provision in fiscal 2011. As a result, the provision for credit losses was less than write offs during the current periods. The Company’s losses as a percentage of liquidation decreased to 7.16% from 7.20% for the three months ended December 31, 2011 and 2010, respectively. The Company’s losses as a percentage of liquidation decreased to 5.96% from 6.97% for the nine months ended December 31, 2011 and 2010, respectively. Static pools originated during fiscal year 2012, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated during fiscal years 2010 and 2011. Consequently, if this trend continues, the Company would expect the provision for credit losses to increase for future static pools. The Company has also experienced reduced losses in part due to an increase in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended December 31, 2011 and 2010 auction proceeds from the sale of repossessed vehicles averaged approximately 54% and 52%, respectively of the related principal balance. During the nine months ended December 31, 2011 and 2010 auction proceeds from the sale of repossessed vehicles averaged approximately 57% and 52%, respectively of the related principal balance.

The Company believes delinquency trends over several reporting periods are useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes results from internal branch audits as an indicator of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators. Historically, delinquencies are higher for the December quarter end than other quarterly periods in a fiscal year. The delinquency percentage for Contracts more than thirty days past due as of December 31, 2011 was 4.77% as compared to 3.89% as of December 31, 2010. The delinquency percentage for Direct Loans more than thirty days past due as of December 31, 2011 was 1.80% as compared to 1.83% as of December 31, 2010. See note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases were contemplated in determining the appropriate reserve levels.

Recoveries as a percentage of charge-offs decreased to approximately 13.01% for the three months ended December 31, 2011 from approximately 14.01% for the three months ended December 31, 2010. Recoveries as a percentage of charge-offs decreased to approximately 15.56% for the nine months ended December 31, 2011 from approximately 16.55%. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts. For the three months ended December 31, 2011 and December 31, 2010 the Company granted deferrals to approximately 7.89% and 8.55%, respectively, of total Contracts. For the nine months ended December 31, 2011 and December 31, 2010 the Company granted deferrals to approximately 20.28% and 22.13%, respectively, of total Contracts. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

Driven by increases in operating income, the provision for income taxes increased to approximately $3.3 million for the three months ended December 31, 2011 from approximately $2.8 million for the three months ended December 31, 2010. The provision for income taxes increased to approximately $10.2 million for the nine months ended December 31, 2011 from approximately $7.5 million for the nine months ended December 31, 2010. The Company’s effective tax rate remained consistent decreasing slightly to 38.31% for the three months ended December 31, 2011 from 38.39% for the three months ended December 31, 2010. The Company’s effective tax rate remained consistent increasing slightly to 38.55% for the nine months ended December 31, 2011 from 38.41% for the nine months ended December 31, 2010.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31,
	2011	2010
Cash provided by (used in):
Operating activities	$15,363,586	$15,530,409
Investing activities (primarily purchase of Contracts)	(8,931,660)	(24,780,992)
Financing activities	(3,729,380)	11,068,400

Net increase in cash	$2,702,546	$1,817,817

The Company’s primary use of working capital during the nine months ended December 31, 2011 was the funding of the purchase of Contracts which are financed substantially through borrowings under the Company’s Line. On September 1, 2011, the Company increased the size of the Line and extended the maturity date to November 30, 2013. The Line is secured by all of the assets of the Company. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of December 31, 2011, the amount outstanding under the Line was approximately $116.0 million, and the amount available under the Line was approximately $34.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have decreased by approximately $2.0 million during the nine months ended December 31, 2011. The decrease of the Line is principally related to the fact that cash received from operations exceeded cash needed to fund new contracts. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

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

So far this fiscal year, three quarterly dividends have been declared. On August 30, 2011, the Company’s Board of Directors announced a quarterly cash dividend of $0.10 per share of common stock paid on September 20, 2011. On October 27, 2011, the Company’s Board of Directors announced a quarterly cash dividend of $0.10 per share of common stock paid on December 20, 2011. On January 31, 2012, The Company’s Board of Directors declared a quarterly dividend equal to $0.10 per common share, to be paid on March 20, 2012. The Company intends to continue to pay quarterly cash dividends for the foreseeable future, provided its future earnings meet expectations. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements, requirements of its lenders and other factors deemed relevant by the Company’s Board of Directors.

Contractual Obligations

The following table summarizes the Company’s material obligations as of December 31, 2011.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,871,995	$1,556,244	$1,116,121	$199,630	$—
Line of credit	116,000,000	—	116,000,000	—	—
Interest on line of credit[1]	9,449,167	4,930,000	4,519,167	—	—

Total	$128,321,162	$6,486,244	$121,635,288	$199,630	$—

[1]

Interest on outstanding borrowings under the Line as of December 31, 2011 is based on an effective interest rate of 4.25% and the Company’s current credit line, which matures on November 30, 2013. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of sixty branch locations in fourteen states, including nineteen in Florida; eight in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana and Alabama; two in Virginia, Michigan, Tennessee, Missouri, and South Carolina; and one each in Maryland, and Illinois. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, twelve of our branches meet this capacity. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, would expect to open additional branch locations during fiscal 2012. The Company remains open to acquisitions should an opportunity present itself.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: February 9, 2012	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: February 9, 2012	/s/ Ralph T. Finkenbrink
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