Form 10-Q
period 2012-06-30
NICHOLAS FINANCIAL INC
filed 2012-08-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

As of August 1, 2012, the registrant had 12,061,426 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	March 31, 2012
Assets
Cash	$5,049,384	$2,803,054
Finance receivables, net	244,597,019	242,348,521
Assets held for resale	1,482,501	1,373,001
Income taxes receivable	—	497,535
Prepaid expenses and other assets	753,997	751,040
Property and equipment, net	772,783	758,784
Deferred income taxes	8,978,840	8,704,099

Total assets	$261,634,524	$257,236,034

Liabilities and shareholders’ equity
Line of credit	$109,000,000	$112,000,000
Drafts payable	1,489,809	1,602,079
Accounts payable and accrued expenses	6,264,353	6,612,429
Income taxes payable	3,101,404	—
Interest rate swaps	209,101	—
Deferred revenues	1,101,167	1,082,475

Total liabilities	121,165,834	121,296,983

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,047,278 and 11,960,975 shares issued and outstanding, respectively	28,790,485	28,426,043
Retained earnings	111,678,205	107,513,008

Total shareholders’ equity	140,468,690	135,939,051

Total liabilities and shareholders’ equity	$261,634,524	$257,236,034

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2012	2011
Revenue:
Interest and fee income on finance receivables	$17,270,088	$16,623,588
Sales	9,769	10,717

	17,279,857	16,634,305
Expenses:
Cost of sales	3,363	2,756
Marketing	374,332	298,796
Salaries and employee benefits	4,524,486	4,391,810
Administrative	2,159,354	1,929,383
Provision for credit losses	10,372	79,415
Depreciation	72,467	72,541
Interest expense	1,192,140	1,228,978
Change in fair value of interest rate swaps	209,101	—

	8,545,615	8,003,679

Operating income before income taxes	8,734,242	8,630,626
Income tax expense	3,360,717	3,327,833

Net income	$5,373,525	$5,302,793

Earnings per share:

Basic	$0.45	$0.46

Diluted	$0.44	$0.44

Dividends declared per share	$0.10	$—

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$5,373,525	$5,302,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,467	72,541
Gain on sale of property and equipment	—	(2,526)
Provision for credit losses	10,372	79,415
Deferred income taxes	(274,741)	(173,267)
Share-based compensation	281,707	57,765
Change in fair value of interest rate swaps	209,101	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,957)	(185,910)
Accounts payable and accrued expenses	(348,076)	(363,634)
Income taxes receivable/payable	3,598,939	2,876,139
Deferred revenues	18,692	(35,450)

Net cash provided by operating activities	8,939,029	7,627,866

Cash flows from investing activities
Purchase and origination of finance contracts	(34,792,569)	(33,436,582)
Principal payments received	32,533,699	28,833,502
Increase in assets held for resale	(109,500)	(354,147)
Purchase of property and equipment	(86,466)	(138,131)
Proceeds from sale of property and equipment	—	19,150

Net cash used in investing activities	(2,454,836)	(5,076,208)

Cash flows from financing activities
Net repayment from line of credit	(3,000,000)	(2,000,000)
Decrease in drafts payable	(112,270)	(332,644)
Payment of cash dividends	(1,208,328)	—
Proceeds from exercise of stock options	51,210	529,826
Excess tax benefits from exercise of stock options and vesting of other share awards	31,525	222,460

Net cash used by financing activities	(4,237,863)	(1,580,358)

Net increase in cash	2,246,330	971,300
Cash, beginning of period	2,803,054	2,017,540

Cash, end of period	$5,049,384	$2,988,840

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2012, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the Securities and Exchange Commission on June 14, 2012. The March 31, 2012 condensed consolidated balance sheet included herein has been derived from the March 31, 2012 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2012	2011
Numerator for earnings per share – net income	$5,373,525	$5,302,793

Denominator:
Denominator for basic earnings per share – weighted average shares	11,940,200	11,651,295
Effect of dilutive securities:
Stock options and other share awards	238,640	314,167

Denominator for diluted earnings per share	12,178,840	11,965,462

Earnings per share:
Basic	$0.45	$0.46

Diluted	$0.44	$0.44

For the three months ended June 30, 2012 and 2011 potential common stock from stock options totaling 117,000 and 55,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	June 30, 2012	March 31, 2012
Finance receivables, gross contract	$392,707,600	$388,988,355
Unearned interest	(111,903,123)	(110,651,966)

Finance receivables, net of unearned interest	280,804,477	278,336,389
Allowance for credit losses	(36,207,458)	(35,987,868)

Finance receivables, net	$244,597,019	$242,348,521

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 48 months. The Contracts bear a weighted average effective interest rate of 23.44% as of June 30, 2012 and 23.58% as of March 31, 2012.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended June 30,
	2012	2011
Balance at beginning of period	$35,495,684	$35,895,449
Discounts acquired on new volume	3,100,938	3,109,811
Current period provision	(79,218)	(808)
Losses absorbed	(3,659,844)	(3,016,634)
Recoveries	788,616	562,868
Discounts accreted	(521)	(16,254)

Balance at end of period	$35,645,655	$36,534,432

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of June 30, 2012, the average model year of vehicles collateralizing the portfolio was a 2005 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the average wholesale value of the automobile, is approximately 91%, at the time of purchase. A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. For allowance purposes, the entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The average dealer discount associated with new volume for the three months ended June 30, 2012 and 2011 was 8.28% and 8.51%, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended June 31,
	2012	2011
Balance at beginning of period	$492,184	$378,418
Current period provision	89,590	80,223
Losses absorbed	(25,092)	(18,446)
Recoveries	5,121	7,076

Balance at end of period	$561,803	$447,271

Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of June 30, 2012, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

	June 30, 2012		June 30, 2011
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$385,187,643	$7,095,917	$374,699,934	$5,151,901
Bankrupt accounts	424,040	—	373,547	—

Total	$385,611,683	$7,095,917	$375,073,481	$5,151,901

Performing accounts	$381,589,798	$7,072,301	$372,179,788	$5,134,590
Non-performing accounts	4,021,885	23,616	2,893,693	17,311

Total	$385,611,683	$7,095,917	$375,073,481	$5,151,901

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans:

		Delinquencies
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2012	$385,611,683	$12,745,275	$3,216,955	$804,930	$16,767,160
		3.31%	0.83%	0.21%	4.35%
June 30, 2011	$375,073,481	$9,690,976	$2,286,127	$607,566	$12,584,669
		2.59%	0.60%	0.16%	3.35%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2012	$7,095,917	$78,044	$19,390	$4,226	$101,660
		1.10%	0.27%	0.06%	1.43%
June 30, 2011	$5,151,901	$53,069	$17,219	$92	$70,380
		1.03%	0.33%	0.00%	1.36%

The delinquency percentage for Contracts more than thirty days past due as of June 30, 2012 was 4.35% as compared to 3.35% as of June 30, 2011. The delinquency percentage for Direct Loans more than thirty days past due as of June 30, 2012 was 1.43% as compared to 1.36% as of June 30, 2011.

When the Company receives a payment for a Contract that was contractually delinquent for more than 60 days, the payment is posted to the account. At the time of the payment, the interest that was paid is recorded as income by the Company and the Contract is no longer considered over 60 days contractually delinquent; therefore, the accruing of interest is resumed.

5. Line of Credit

On September 1, 2011, the Company amended their agreement with its consortium of lenders that increased the size of the line of credit facility (the “Line”) from $140,000,000 to $150,000,000. The pricing of the Line, which expires on November 30, 2013, is 300 basis points above 30-day LIBOR (4.00% at June 30, 2012 and March 31, 2012) with a 1% floor on LIBOR. Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $109,000,000 and $112,000,000 as of June 30, 2012 and March 31, 2012, respectively. The amount available under the line of credit was approximately $41,000,000 and $38,000,000 as of June 30, 2012 and March 31, 2012, respectively.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Line of Credit (continued)

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of June 30, 2012, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swaps agreements to manage exposure to variability in expected cash flows attributable to interst rate risk. The swap agreements, in effect, converted a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables. As of March 31, 2012, the Company did not have any outstanding interest rate swap agreements. The following table summarizes the activity in the notional amounts of interest rate swaps:

	Three months ended June 30,
	2012	2011
Notional amounts at April 1	$—	$—
New contracts	25,000,000	—
Matured contracts	—	—

Notional amounts at June 30	$25,000,000	$—

On June 1, 2012, the Company entered into an interst rate swap agreement with an effective date of June 13, 2012, a notional amount of $25.0 million, a fixed rate of interest of 1.00% and a maturity date of June 13, 2017. The changes in the fair value of interest of interest rate swaps (unrealized gains and losses) are recorded in earnings. The Company does not use interst rate swaps for speculative purposes. Such instruments continue to be intended for use as ecomonic hedges.

The locations and amounts of losses in income are as follows:

	Three months ended June 30,
	2012	2011
Periodic change in fair value of interest rate swaps	$209,101	$—
Periodic settlement differentials included in interest expense	15,818	—

Pre-tax loss recognized in income	$224,919	$—

The Company recorded realized losses from the swap agreement in the interest expense line item of the consolidated statement of income. The following table summarizes the variable rate received and fixed rate paid under the swap agreement.

	Three months ended June 30,
	2012	2011
Variable rate received	0.24%	—
Fixed rate paid	1.00%	—

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

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Fair Value Disclosures (continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company estimates the fair value of interst rate swap agreements based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for nonperformance risk, if any, including a quantitative and qualitative evaluation of both the Company’s credit risk and the counterparty’s credit risk. Accordingly, the Company classifies interest rate swap agreements as Level 2.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
June 30, 2012	$—	$209,101	$—	$209,101
March 31, 2012	$—	$—	$—	$—

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash, finance receivables and the line of credit. For each of these financial instruments the carrying value approximates fair value. The carrying value of cash approximates the fair value due to the nature of these accounts. Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the indirect finance receivables range from 12 to 72 months. The initial terms of the direct finance receivables range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value. The Line was amended within the quarter ended September 30, 2011. Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of June 30, 2012 was estimated to be equal to the book value. The interest rate for the line of credit is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Cash:
June 30, 2012	$5,049,384	$—	$—	$5,049,384
March 31, 2012	$2,803,054	$—	$—	$2,803,054
Finance receivables:
June 30, 2012	$—	$—	$244,600,000	$244,600,000
March 31, 2012	$—	$—	$242,350,000	$242,350,000
Line of credit
June 30, 2012	$—	$109,000,000	$—	$109,000,000
March 31, 2012	$—	$112,000,000	$—	$112,000,000

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. which amends Topic 820 (Fair Value Measurement). ASU No. 2011-04 is intended to provide a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU No. 2011-04 include changes regarding how and when the valuation premise of highest and best use applies, the application of premiums and discounts, and new required disclosures. ASU No. 2011-04 is effective for the fiscal 2013 interim and annual periods The adoption of ASU No. 2011-04 on April 1, 2012 did not have a material impact on our consolidated financial statements, but expanded our disclosures related to fair value measurements.

9. Cash Dividend

On May 2, 2012 the Board of Directors declared a quarterly dividend equal to $0.10 per common share, to be paid on June 6th to shareholders of record as of May 30th. On August 7, 2012 the Board of Directors declared a quarterly dividend equal to $0.12 per common share, to be paid on September 6th to shareholders of record as of August 30th.

10. Subsequent Event

On July 30, 2012, the Company entered into an interst rate swap agreement with an effective date of August 13, 2012, a notional amount of $25.0 million, a fixed rate of interest of 0.87% and a maturity date of August 13, 2017. The changes in the fair value of interest of interest rate swaps (unrealized gains and losses) will be recorded in earnings.

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

Because of the nature of the customers under the Company’s Contracts and its Direct Loans, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability, credit history, and the types of vehicles purchased in each market. Each such static pool consists of the Contracts purchased by a branch office during the fiscal quarter.

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

Introduction

Consolidated net income increased 2% to approximately $5.4 million for the three-month period ended June 30, 2012 as compared to $5.3 million for the corresponding period ended June 30, 2011. Diluted earnings per share remained flat at $0.44 for the three months ended June 30, 2012 and June 30, 2011.

The revenue increase for the three months ended June 30, 2012 was primarily offset by an increase in operating expenses and the negative effect of the interest rate swap. The increase in operating expenses were mainly attributable to the opening of three new branch locations. In certain pools, net charge offs incurred during the current periods were less than the expected charge-offs previously contemplated in the allowance for loan losses. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb losses in the existing portfolio was less than the provision for the prior periods.

The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the three months ended June 30, 2012 or 2011.

	Three months ended June 30,
Portfolio Summary	2012	2011
Average finance receivables, net of unearned interest (1)	$279,750,283	$269,138,821

Average indebtedness (2)	$110,750,000	$117,500,000

Interest and fee income on finance receivables (3)	$17,270,088	$16,623,588
Interest expense	1,192,140	1,228,978

Net interest and fee income on finance receivables	$16,077,948	$15,394,610

Weighted average contractual rate (4)	23.81%	23.88%

Average cost of borrowed funds (2)	4.31%	4.18%

Gross portfolio yield (5)	24.69%	24.71%
Interest expense as a percentage of average finance receivables, net of unearned interest	1.70%	1.83%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	0.01%	0.12%

Net portfolio yield (5)	22.98%	22.76%
Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.10%	9.86%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	12.88%	12.90%

Write-off to liquidation (8)	4.93%	4.72%
Net charge-off percentage (9)	4.07%	3.62%

Note: All three month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and Direct Loans originated during the period.

(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $67,000 and $60,000 during the three-month periods ended June 30, 2012 and 2011, respectively.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2012 compared to three months June 30, 2011

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4% to approximately $17.3 million for the three-month period ended June 30, 2012 from $16.6 million for the corresponding period ended June 30, 2011. Average finance receivables, net of unearned interest equaled approximately $279.8 million for the three-month period ended June 30, 2012, an increase of 4% from $269.1 million for the corresponding period ended June 30, 2011. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 3% to approximately $392.7 million as of June 30, 2012, from $380.2 million as of June 30, 2011. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield remained fairly consistent at 24.69% for the three-month period ended June 30, 2012 compared to 24.71% for the three-month period ended June 30, 2011. The net portfolio yield increased to 22.98% for the corresponding period ended June 30, 2012 from 22.76% for the three-month period ended June 30, 2011. The gross portfolio yield remained relatively flat primarily due to an unchanged weighted APR earned on finance receivables. The net portfolio yield increased primarily due to a decrease in the actual and expected net charge-offs and a decrease in the provision for credit losses which are discussed below under “Analysis of Credit Losses.” The net portfolio yield also increased as a result of the decrease in interest expense as a percentage of average finance receivables, net of unearned interest.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $7.1 million for the three-month period ended June 30, 2012 from approximately $6.7 million for the corresponding period ended June 30, 2011. The increase of 6% was primarily attributable to new branch locations. The Company opened additional branches and increased average headcount to 303 for the three-month period ended June 30, 2012 from 279 for the three-month period ended June 30, 2011. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, increased to 10.10% for the three-month period ended June 30, 2012 from 9.86% for the three-month period ended June 30, 2011.

Interest Expense

Interest expense remained consistent at approximately $1.2 million for the three-month period ended June 30, 2012 and 2011. No interest rate swaps existed during fiscal year 2012. One interest rate swap was entered into during the first quarter ended June 30, 2012. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2012	2011
Variable interest under the line of credit facility	0.50%	0.42%
Settlements under interest rate swap agreements	0.05%	0.00%
Credit spread under the line of credit facility	3.75%	3.75%

Average cost of borrowed funds	4.30%	4.17%

The Company’s average cost of funds increased due to fees associated with increasing the amount available line of credit and the costs associated with settlements under the interest rate swap agreement during the three months ended June 30, 2012.

The weighted average notional amount of interest rate swaps was $4.9 million at a weighted average fixed rate of 1.00% for the three months ended June 30, 2012. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month period ended une 30, 2012 and 2011, less than 2% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended June 30,
State	2012	2011
FL	$11,073,393	$11,411,760
GA	3,921,042	4,284,926
NC	3,286,300	3,588,140
SC	656,869	730,071
OH	5,350,511	4,606,340
MI	1,080,268	1,532,522
VA	1,194,789	879,074
IN	1,913,686	1,950,528
KY	2,306,906	2,284,603
MD	378,245	425,642
AL	1,753,764	1,642,341
TN	1,364,078	1,113,543
IL	1,167,098	799,920
MO	1,600,446	1,101,213
KS	184,537	111,817

Total	$37,231,933	$36,462,440

	Three months ended June 30,
Contracts	2012	2011
Purchases	$37,231,933	$36,462,440
Weighted APR	23.67%	23.78%
Average discount	8.28%	8.51%
Weighted average term (months)	49	49
Average loan	$9,918	$9,879
Number of Contracts	3,754	3,691

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended June 30,
Direct Loans Originated	2012	2011
Originations	$2,054,485	$1,313,766
Weighted APR	26.38%	26.84%
Weighted average term (months)	28	25
Average loan	$3,287	$2,850
Number of loans	625	461

Analysis of Credit Losses

As of June 30, 2012, the Company had 1,284 active static pools. The average pool upon inception consisted of 62 Contracts with aggregate finance receivables, net of unearned interest, of approximately $609,000.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 5%-10% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three months ended June 30, 2012.

The provision for credit losses decreased to approximately $10,000 from approximately $79,000 for the three months ended June 30, 2012 and 2011, respectively. The Company has experienced favorable variances between projected write-offs and actual write-offs on certain pools which has resulted in an increase in expected future cash flows. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb losses in the existing portfolio was less than the provision in fiscal 2012. As a result, the provision for credit losses was less than write offs during the current periods. The Company’s losses as a percentage of liquidation increased primarily as a result of increased competition in all markets that the Company presently operates in to 4.93% from 4.72% for the three months ended June 30, 2012 and 2011, respectively. The static pools originated during fiscal year 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated during fiscal years 2012 and 2011. Consequently, if this trend continues, the Company would expect the provision for credit losses to increase for future static pools. The Company has also experienced reduced losses in part due to an increase in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended June 30, 2012 and 2011 auction proceeds from the sale of repossessed vehicles averaged approximately 57% and 60%, respectively of the related principal balance.

The Company believes delinquency trends over several reporting periods are useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes results from internal branch audits as an indicator of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators. Historically, delinquencies are higher for the December quarter end than other quarterly periods in a fiscal year. The delinquency percentage for Contracts more than thirty days past due as of June 30, 2012 was 4.35% as compared to 3.36% as of June 30, 2011. This incraese is primarily as a result of increased competition in all markets that the Company presently operates in. The delinquency percentage for Direct Loans more than thirty days past due as of June 30, 2012 was 1.43% as compared to 1.37% as of June 30, 2011. See note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases were contemplated in determining the appropriate reserve levels.

Recoveries as a percentage of charge-offs increased to approximately 22.77% for the three months ended June 30, 2012 from approximately 19.76% for the three months ended June 30, 2011. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period, and the Company does not attribute this increase to any particular change in operational strategy or economic event.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts. For the three months ended June 30, 2012 and June 30, 2011 the Company granted deferrals to approximately 5.90% and 5.89%, respectively, of total Contracts. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

Driven by increases in operating income, the provision for income taxes increased to approximately $3.4 million for the three months ended June 30, 2012 from approximately $3.3 million for the three months ended June 30, 2011. The Company’s effective tax rate remained consistent decreasing slightly to 38.48% for the three months ended June 30, 2012 from 38.55% for the three months ended June 30, 2011.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$8,939,029	$7,627,866
Investing activities (primarily purchase of Contracts)	(2,454,836)	(5,076,208)
Financing activities	(4,237,863)	(1,580,358)

Net increase in cash	$2,246,330	$971,300

The Company’s primary use of working capital during the three months ended June 30, 2012 was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. On September 1, 2011, the Company increased the size of the Line and extended the maturity date to November 30, 2013. The Line is secured by all of the assets of the Company. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of June 30, 2012, the amount outstanding under the Line was approximately $109.0 million, and the amount available under the Line was approximately $41.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have decreased by approximately $3.0 million during the three months ended June 30, 2012. The decrease of the Line is principally related to the fact that cash received from operations exceeded cash needed to fund new contracts. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

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

May 2, 2012 the Board of Directors declared a quarterly dividend equal to $0.10 per common share, to be paid on June 6th to shareholders of record as of May 30th. On August 7, 2012 the Board of Directors declared a quarterly dividend equal to $0.12 per common share, to be paid on September 6th to shareholders of record as of August 30th.

Contractual Obligations

The following table summarizes the Company’s material obligations as of June 30, 2012.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,126,925	$1,580,846	$1,246,604	$299,476	$—
Line of credit	109,000,000	—	109,000,000	—	—
Interest on line of credit[1]	6,825,217	4,817,800	2,007,417	—	—

Total	$118,952,142	$6,398,646	$112,254,021	$299,476	$—

[1]

Interest on outstanding borrowings under the Line as of June 30, 2012 based on an effective interest rate of 4.42% and the estimated effect of the interest rate swap settlement at June 30, 2012. The effective interest rate used in the above table does not contemplate an impact from the interest rate swap entered subsequently to June 30, 2012 nor does it include the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of sixty-three branch locations in fifteen states, including nineteen in Florida; eight in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana, Missouri and Alabama; two in Virginia, Michigan, Tennessee, Illinois, and South Carolina; and one each in Maryland, and Kansas. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, fourteen of our branches meet this capacity. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, would expect to open additional branch locations during fiscal 2013. The Company remains open to acquisitions should an opportunity present itself.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 9, 2012	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 9, 2012	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President,
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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