Form 10-Q
period 2012-09-30
NICHOLAS FINANCIAL INC
filed 2012-11-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

As of November 1, 2012, the registrant had 12,078,549 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
	(Unaudited)
Assets
Cash	$3,722,550	$2,803,054
Finance receivables, net	249,072,304	242,348,521
Assets held for resale	1,641,650	1,373,001
Income taxes receivable	1,282,888	497,535
Prepaid expenses and other assets	549,355	751,040
Property and equipment, net	764,575	758,784
Deferred income taxes	8,089,112	8,704,099

Total assets	$265,122,434	$257,236,034

Liabilities and shareholders’ equity
Line of credit	$110,000,000	$112,000,000
Drafts payable	1,564,863	1,602,079
Accounts payable and accrued expenses	7,020,812	6,612,429
Interest rate swap agreements	683,120	—
Deferred revenues	1,129,336	1,082,475

Total liabilities	120,398,131	121,296,983
Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,077,229 and 11,960,975 shares issued and outstanding, respectively	29,324,983	28,426,043
Retained earnings	115,399,320	107,513,008

Total shareholders’ equity	144,724,303	135,939,051

Total liabilities and shareholders’ equity	$265,122,434	$257,236,034

See accompanying notes

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Revenue:
Interest and fee income on finance receivables	$17,761,998	$17,199,730	$35,032,086	$33,823,318
Sales	9,180	11,269	18,949	21,986

	17,771,178	17,210,999	35,051,035	33,845,304
Expenses:
Cost of sales	1,809	2,843	5,172	5,599
Marketing	355,498	304,033	729,830	602,829
Salaries and employee benefits	4,563,604	4,366,502	9,088,090	8,758,312
Administrative	2,339,690	2,032,748	4,499,044	3,962,131
Provision for credit losses	308,340	178,029	318,712	257,444
Depreciation	70,253	72,996	142,720	145,537
Interest expense	1,250,231	1,236,893	2,442,371	2,465,871
Change in fair value of interest rate swap agreements	474,019	—	683,120	—

	9,363,444	8,194,044	17,909,059	16,197,723

Operating income before income taxes	8,407,734	9,016,955	17,141,976	17,647,581
Income tax expense	3,245,784	3,496,851	6,606,501	6,824,684

Net income	$5,161,950	$5,520,104	$10,535,475	$10,822,897

Earnings per share:
Basic	$0.43	$0.47	$0.88	$0.92

Diluted	$0.42	$0.46	$0.86	$0.90

Dividends declared per share	$0.12	$0.10	$0.22	$0.10

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$10,535,475	$10,822,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142,720	145,537
Gain on sale of property and equipment	(5,615)	(4,026)
Provision for credit losses	318,712	257,444
Deferred income taxes	614,987	(187,722)
Share-based compensation	575,404	234,911
Change in fair value of interest rate swap agreements	683,120	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	201,685	69,581
Accounts payable and accrued expenses	408,383	(440,898)
Income taxes receivable	(785,353)	(893,251)
Deferred revenues	46,861	(37,061)

Net cash provided by operating activities	12,736,379	9,967,412

Cash flows from investing activities
Purchase and origination of finance receivables	(71,122,887)	(65,826,689)
Principal payments received	64,080,392	58,800,575
Increase in assets held for resale	(268,649)	(417,842)
Purchase of property and equipment	(149,566)	(219,019)
Proceeds from sale of property and equipment	6,670	20,650

Net cash used in investing activities	(7,454,040)	(7,642,325)

Cash flows from financing activities
Net repayment from line of credit	(2,000,000)	(1,000,000)
Decrease in drafts payable	(37,216)	(484,836)
Payment of cash dividends	(2,649,163)	(1,196,914)
Proceeds from exercise of stock options	220,136	699,159
Excess tax benefits from exercise of stock options and vesting of other share awards	103,400	359,657

Net cash used by financing activities	(4,362,843)	(1,622,934)

Net increase in cash	919,496	702,153
Cash, beginning of period	2,803,054	2,017,540

Cash, end of period	$3,722,550	$2,719,693

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2012, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2013. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the Securities and Exchange Commission on June 14, 2012. The March 31, 2012 consolidated balance sheet included herein has been derived from the March 31, 2012 audited consolidated balance sheet included in the aforementioned Form 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables, and the fair value of interest rate swap agreements.

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

The amount of future unearned income is computed as the product of the contractual rate, term and amount.

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

The Company attributes its entire dealer discount to a reserve for credit losses. A dealer discount represents the difference between the finance receivable, net of unearned interest of a Contract, and the amount of money the Company actually paid for the Contract including fees, if any. After the analysis of purchase date accounting is complete, any uncollectable amounts would be contemplated in estimating the allowance for loan losses.

Sales relate principally to telephone support agreements and the sale of business forms to small businesses located primarily in the Southeastern United States. The aforementioned sales of the Nicholas Data Services, Inc. subsidiary, (“NDS”) represent less than 1% of the Company’s consolidated revenues.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Numerator for earnings per share – net income	$5,161,950	$5,520,104	$10,535,475	$10,822,897

Denominator:
Denominator for basic earnings per share – weighted average shares	11,963,596	11,772,819	11,956,362	11,709,875
Effect of dilutive securities: Stock options and other share awards	218,469	254,642	232,939	291,914

Denominator for diluted earnings per share	12,182,065	12,027,461	12,189,301	12,001,789

Earnings per share:
Basic	$0.43	$0.47	$0.88	$0.92

Diluted	$0.42	$0.46	$0.86	$0.90

For the three months ended September 30, 2012 and 2011, potential common stock from stock options totaling 124,200 and 55,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the six months ended September 30, 2012 and 2011 potential common stock from stock options totaling 124,200 and 72,300, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	September 30,	March 31,
	2012	2012
Finance receivables, gross contract	$396,859,826	$388,988,355
Unearned interest	(113,155,760)	(110,651,966)

Finance receivables, net of unearned interest	283,704,066	278,336,389
Allowance for credit losses	(34,631,762)	(35,987,868)

Finance receivables, net	$249,072,304	$242,348,521

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 48 months. The Contracts bear a weighted average effective interest rate of 23.54% as of September 30, 2012 and 23.58% as of March 31, 2012.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$35,645,655	$36,534,432	$35,495,684	$35,895,449
Discounts acquired on new volume	2,843,382	2,966,280	5,944,320	6,076,091
Current period provision	293,618	109,516	214,400	108,708
Losses absorbed	(5,295,524)	(3,777,929)	(8,955,368)	(6,794,563)
Recoveries	763,687	542,240	1,552,303	1,105,108
Discounts accreted	(150,157)	(17,873)	(150,678)	(34,127)

Balance at end of period	$34,100,661	$36,356,666	$34,100,661	$36,356,666

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of September 30, 2012, the average model year of vehicles collateralizing the portfolio was a 2005 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the average wholesale value of the automobile, is approximately 92%, at the time of purchase. A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. For allowance purposes, the entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The average dealer discount associated with new volume for the three months ended September 30, 2012 and 2011 was 7.41% and 8.45%, respectively. The average dealer discount associated with new volume for the six months ended September 30, 2012 and 2011 was 7.83% and 8.48%, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$561,803	$447,271	$492,184	$378,418
Current period provision	14,723	68,513	104,313	148,736
Losses absorbed	(49,103)	(32,648)	(74,195)	(51,094)
Recoveries	3,678	6,842	8,799	13,918

Balance at end of period	$531,101	$489,978	$531,101	$489,978

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of September 30, 2012, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

	September 30, 2012		September 30, 2011
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$388,182,955	$8,069,213	$376,895,455	$5,721,768
Bankrupt accounts	600,969	6,689	402,341	—

Total	$388,783,924	$8,075,902	$377,297,796	$5,721,768

Performing accounts	$383,165,822	$8,058,056	$373,068,536	$5,685,981
Non-performing accounts	5,618,102	17,846	4,229,260	35,787

Total	$388,783,924	$8,075,902	$377,297,796	$5,721,768

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans:

		Delinquencies
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
September 30, 2012	$388,783,924	$15,310,139	$3,879,087	$1,739,015	$20,928,241
		3.94%	1.00%	0.44%	5.38%
September 30, 2011	$377,297,796	$10,934,539	$3,188,022	$1,041,238	$15,163,799
		2.90%	0.84%	0.28%	4.02%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
September 30, 2012	$8,075,902	$94,770	$6,822	$11,024	$112,616
		1.17%	0.08%	0.14%	1.39%
September 30, 2011	$5,721,768	$22,229	$20,229	$15,558	$58,016
		0.39%	0.35%	0.27%	1.01%

The delinquency percentage for Contracts more than thirty days past due as of September 30, 2012 was 5.38% as compared to 4.02% as of September 30, 2011. The delinquency percentage for Direct Loans more than thirty days past due as of September 30, 2012 was 1.39% as compared to 1.01% as of September 30, 2011.

Finance receivables which are contractually delinquent for more than 60 day, are placed on nonaccrual status. Payments received on nonaccrual status finance receivables are applied to interest then principal. The Company resumes accrual of interest when the finance receivable is less than 60 days delinquent.

5. Line of Credit

The Company has an agreement with its consortium of lenders for a line of credit facility (the “Line”) for an amount of $150,000,000. The pricing of the Line, which expires on November 30, 2013, is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at September 30, 2012 and March 31, 2012). Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $110,000,000 and $112,000,000 as of September 30, 2012 and March 31, 2012, respectively. The amount available under the line of credit was approximately $40,000,000 and $38,000,000 as of September 30, 2012 and March 31, 2012, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of September 30, 2012, the Company was in full compliance with all debt covenants.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interst rate risk. The swap agreements, in effect, converts a portion of the LIBOR priced Line to a fixed rate, more closely matching the interest rate characteristics of finance receivables. As of March 31, 2012, the Company did not have any outstanding interest rate swap agreements. The following table summarizes the activity in the notional amounts of interest rate swap agreements:

	Six months ended September 30,
	2012	2011
Notional amounts at April 1	$—	$—
New contracts	50,000,000	—
Matured contracts	—	—

Notional amounts at September 30	$50,000,000	$—

On June 1, 2012, the Company entered into an interst rate swap agreement with an effective date of June 13, 2012, a notional amount of $25.0 million, a fixed rate of interest of 1.00% and a maturity date of June 13, 2017. On July 30, 2012, the Company entered into an interest rate swap agreement with an effective date of August 13, 2012 a notional amount of $25.0 million, a fixed rate of interest of 0.87% and a maturity date of August 14, 2017. The changes in the fair value of interest of interest rate swap agreements (unrealized gains and losses) are recorded in earnings. The Company does not use interest rate swap agreements for speculative purposes. Such instruments continue to be intended for use as ecomonic hedges.

The locations and amounts of losses in income are as follows:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Periodic change in fair value of interest rate swap agreements	$474,019	$—	$683,120	$—
Periodic settlement differentials included in interest expense	77,606	—	93,424	—

Total	$551,625	$—	$776,544	$—

The Company recorded realized losses from the swap agreement in the interest expense line item of the consolidated statement of income. The following table summarizes the variable rate (LIBOR) received and fixed rate paid under the swap agreement.

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Variable rate received	0.24%	—	0.24%	—
Fixed rate paid	0.95%	—	0.96%	—

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

Notes to the Consolidated Financial Statements (Continued)

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

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
September 30, 2012	$—	$683,120	$—	$683,120
March 31, 2012	$—	$—	$—	$—

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash, finance receivables and Line. For each of these financial instruments the carrying value approximates fair value.

The carrying value of cash approximates the fair value due to the nature of these accounts.

Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the Contracts range from 12 to 72 months. The initial terms of the Direct Loans range from 6 to 48 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value.

The Line was amended within the quarter ended September 30, 2011. Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of September 30, 2012 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Cash:
September 30, 2012	$3,722,550	$—	$—	$3,722,550
March 31, 2012	$2,803,054	$—	$—	$2,803,054
Finance receivables:
September 30, 2012	$—	$—	$249,072,000	$249,072,000
March 31, 2012	$—	$—	$242,350,000	$242,350,000
Line of credit:
September 30, 2012	$—	$110,000,000	$—	$110,000,000
March 31, 2012	$—	$112,000,000	$—	$112,000,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. which amends Topic 820 (Fair Value Measurement). ASU No. 2011-04 is intended to provide a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU No. 2011-04 include changes regarding how and when the valuation premise of highest and best use applies, the application of premiums and discounts, and new required disclosures. ASU No. 2011-04 is effective for the fiscal 2013 interim and annual periods. The adoption of ASU No. 2011-04 on April 1, 2012 did not have a material impact on our consolidated financial statements, but expanded our disclosures related to fair value measurements.

9. Cash Dividend

On May 2, 2012 the Board of Directors declared a quarterly dividend equal to $0.10 per common share, to be paid on June 6th to shareholders of record as of May 30, 2012. On August 7, 2012 the Board of Directors declared a quarterly dividend equal to $0.12 per common share, to be paid on September 6, 2012to shareholders of record as of August 30, 2012. On November 7, 2012 the Board of Directors declared a quarterly dividend equal to $.12 per common share, to be paid on December 6th to shareholders of record as of November 30, 2012.

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

Contracts are purchased from many different dealers and are all purchased on an individual Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of state maximum interest rates or the maximum interest rate the customer will accept. In certain markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company only buys Contracts on an individual basis and never purchases Contracts in batches, although the Company may consider portfolio acquisitions as part of its growth strategy.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract including fees, if any. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. The automotive dealer accepts these terms by executing a dealer agreement with the Company. For allowance purposes, the Company considers the entire amount of discount to be related to credit quality and is part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses.

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

Introduction

Consolidated net income decreased 5% to approximately $5.2 million for the three-month period ended September 30, 2012 as compared to $5.5 million for the corresponding period ended September 30, 2011. Diluted earnings per share decreased 9% to $0.42 as compared to $0.46 for the three months ended September 30, 2012 and September 30, 2011. Consolidated net income decreased 3% to approximately $10.5 million for the six-month period ended September 30, 2012 as compared to $10.8 million for the corresponding period ended September 30, 2011. Diluted earnings per share decreased 4% to $0.86 for the six months ended September 30, 2012 as compared to $0.90 for the six months ended September 30, 2011.

The revenue increase for the three months ended September 30, 2012 was more than offset by a non-cash charge related to interest rate swap agreements (mark-to-market) and an increase in operating expenses as a percentage of net finance receivables. The increase in operating expenses were mainly attributable to the opening of three new branch locations.

The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the three or six months ended September 30, 2012 or 2011.

	Three months ended September 30,		Six months ended September 30,
Portfolio Summary	2012	2011	2012	2011
Average finance receivables, net of unearned interest (1)	$282,424,703	$272,906,536	$281,087,493	$271,022,679

Average indebtedness (2)	$109,000,000	$116,505,921	$109,875,000	$117,002,960

Interest and fee income on finance receivables (3)	$17,761,998	$17,199,730	$35,032,086	$33,823,318
Interest expense	1,250,231	1,236,893	2,442,371	2,465,871

Net interest and fee income on finance receivables	$16,511,767	$15,962,837	$32,589,715	$31,357,447

Weighted average contractual rate (4)	23.48%	23.94%	23.64%	23.91%

Average cost of borrowed funds (2)	4.59%	4.25%	4.45%	4.22%

Gross portfolio yield (5)	25.16%	25.21%	24.93%	24.96%
Interest expense as a percentage of average finance receivables, net of unearned interest	1.77%	1.81%	1.74%	1.82%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	0.44%	0.26%	0.23%	0.19%

Net portfolio yield (5)	22.95%	23.14%	22.96%	22.95%
Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.31%	9.85%	10.20%	9.85%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	12.64%	13.29%	12.76%	13.10%

Write-off to liquidation (8)	7.54%	5.93%	6.25%	5.34%
Net charge-off percentage (9)	6.39%	4.74%	5.23%	4.18%

Note: All three and six month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and Direct Loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $50,000 and $53,000 during the three-month periods ended September 30, 2012 and 2011 and $117,000 and $113,000 during the six-month periods ended September 30, 2012 and 2011, respectively.
(7)	Pre-tax yield represents net portfolio yield minus administrative expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2012 compared to three months September 30, 2011

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 3% to approximately $17.8 million for the three-month period ended September 30, 2012 from $17.2 million for the corresponding period ended September 30, 2011. Average finance receivables, net of unearned interest equaled approximately $282.4 million for the three-month period ended September 30, 2012, an increase of 3% from $272.9 million for the corresponding period ended September 30, 2011. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 4% to approximately $396.9 million as of September 30, 2012, from $383.0 million as of September 30, 2011. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 25.16% for the three-month period ended September 30, 2012 compared to 25.21% for the three-month period ended September 30, 2011. The net portfolio yield decreased to 22.95% for the corresponding period ended September 30, 2012 from 23.14% for the three-month period ended September 30, 2011. The gross portfolio yield decreased slightly due to a decrease of the weighted APR earned on finance receivables. The net portfolio yield decreased primarily due to an increase in the actual and expected net charge-offs and an increase in the provision for credit losses which are discussed below under “Analysis of Credit Losses.”

Marketing, Salaries, Employee Benefits, Depreciation and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $7.3 million for the three-month period ended September 30, 2012 from approximately $6.7 million for the corresponding period ended September 30, 2011. The increase of 9% was primarily attributable to new branch locations. The Company operated 63 and 58 branch locations as of September 31, 2012 and 2011, respectively. The Company opened additional branches and increased average headcount to 309 for the three-month period ended September 30, 2012 from 288 for the three-month period ended September 30, 2011. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, increased to 10.31% for the three-month period ended September 30, 2012 from 9.85% for the three-month period ended September 30, 2011.

Interest Expense

Interest expense increased to approximately $1.3 million for the three-month period ended September 30, 2012 from $1.2 million for the three-month period ended September 30, 2011. One interest rate swap was entered into during the second quarter ended September 30, 2012. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2012	2011
Variable interest under the line of credit facility	0.59%	0.47%
Settlements under interest rate swap agreements	0.28%	0.00%
Credit spread under the line of credit facility	3.72%	3.78%

Average cost of borrowed funds	4.59%	4.25%

The Company’s average cost of funds increased due to unused line fees and the costs associated with settlements under the interest rate swap agreement during the three months ended September 30, 2012.

The weighted average notional amount of interest rate swap agreements was $38.3 million at a weighted average fixed rate of 0.95% for the three months ended September 30, 2012. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Six months ended September 30, 2012 compared to six months ended September 30, 2011

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4% to approximately $35.0 million for the six-month period ended September 30, 2012 from $33.8 million for the corresponding period ended September 30, 2011. Average finance receivables, net of unearned interest equaled approximately $281.1 million for the six-month period ended September 30, 2012, an increase of 4% from $271.0 million for the corresponding period ended September 30, 2011. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 4% to approximately $396.9 million as of September 30, 2012, from $383.0 million as of September 30, 2011. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 24.93% for the six-month period ended September 30, 2012 from 24.96% for the six-month period ended September 30, 2011. The net portfolio yield remained relatively flat at 22.96% for the period ended September 30, 2012 and 22.95% for the six-month period ended September 30, 2011. The gross portfolio yield decreased primarily due to a slight decrease in the weighted APR earned on finance receivables.

Marketing, Salaries, Employee Benefits, Depreciation and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $14.5 million for the six-month period ended September 30, 2012 from approximately $13.5 million for the corresponding period ended September 30, 2011. The increase of 7% was primarily attributable to new branch locations. The Company opened additional branches and increased average headcount to 303 for the three-month period ended September 30, 2012 from 293 for the three-month period ended September 30, 2011. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.20% for the six-month period ended September 30, 2012 from 9.85% for the six-month period ended September 30, 2011.

Interest Expense

Interest expense decreased to approximately $2.4 million for the six-month period ended September 30, 2012 from $2.5 million for the six-month period ended September 30, 2011. The following table summarizes the Company’s average cost of borrowed funds for the six-month period ended September 30:

	Six months ended September 30,
	2012	2011
Variable interest under the line of credit facility	0.55%	0.44%
Settlements under interest rate swap agreements	0.17%	0.00%
Credit spread under the line of credit facility	3.73%	3.78%

Average cost of borrowed funds	4.45%	4.22%

The Company’s average cost of funds increased due to unused line fees and the costs associated with settlements under the interest rate swap agreement during the six months ended September 30, 2012.

The weighted average notional amount of interest rate swap agreements was $20.7 million at a weighted average fixed rate of 0.96% for the six months ended September 30, 2012. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month period ended September 30, 2012 and 2011, less than 2% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
State	2012	2011	2012	2011
FL	$11,905,243	$10,621,214	$22,978,636	$22,032,974
GA	4,092,085	3,614,109	8,013,127	7,899,035
NC	4,255,512	3,139,984	7,541,812	6,728,124
SC	1,116,343	561,702	1,773,212	1,291,773
OH	5,438,733	4,652,242	10,789,244	9,258,582
MI	1,067,327	1,563,293	2,147,595	3,095,815
VA	1,368,775	734,582	2,563,564	1,613,656
IN	2,096,014	2,541,495	4,009,700	4,492,023
KY	2,002,252	2,170,369	4,309,158	4,454,972
MD	732,360	314,824	1,110,605	740,466
AL	1,227,541	1,793,660	2,981,305	3,436,001
TN	1,403,082	1,326,270	2,767,160	2,439,813
IL	1,008,105	856,456	2,175,203	1,656,376
MO	1,174,734	1,081,322	2,775,180	2,182,535
KS	355,894	121,967	540,431	233,784

Total	$39,244,000	$35,093,489	$76,475,932	$71,555,929

	Three months ended September 30,		Six months ended September 30,
Contracts	2012	2011	2012	2011
Purchases	$39,244,000	$35,093,489	$76,475,932	$71,555,929
Weighted APR	23.31%	23.83%	23.48%	23.80%
Average discount	7.41%	8.45%	7.83%	8.48%
Weighted average term (months)	49	49	49	49
Average loan	$10,352	$9,922	$10,136	$9,900
Number of Contracts	3,791	3,537	7,545	7,228

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
Direct Loans Originated	2012	2011	2012	2011
Originations	$2,246,485	$1,634,237	$4,300,970	$2,948,003
Weighted APR	26.34%	26.36%	26.36%	26.57%
Weighted average term (months)	28	26	28	25
Average loan	$3,338	$3,043	$3,314	$2,954
Number of loans	673	537	1,298	998

Analysis of Credit Losses

As of September 30, 2012, the Company had 1,305 active static pools. The average pool upon inception consisted of 61 Contracts with aggregate finance receivables, net of unearned interest, of approximately $606,000.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 8%-12% range during the 3rd quarter of this fiscal year and will be in the range of 5%-9% during the 4th quarter of this fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of continued aggressive competition or further economic weakness. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three or six months ended September 30, 2012.

The provision for credit losses increased to approximately $308,000 from approximately $178,000 for the three months ended September 30, 2012 and 2011, respectively. The provision for credit losses increased to approximately $319,000 from approximately $257,000 for the six months ended September 30, 2012 and 2011, respectively.

The Company’s losses as a percentage of liquidation increased to 7.54% from 5.93% for the three months ended September 30, 2012 and 2011, respectively. The Company’s losses as a percentage of liquidation increased to 6.25% and 5.43% for the six months ended September 30, 2012 and 2011, respectively. During the current periods, static pools originated during fiscal 2012 and 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. The performance of the more recently originated pools is driven primarily by increased competition in all markets that the Company presently operates in.

In periods of increased competition, given efforts to maintain volume, advance rates are typically higher. In addition credit quality, while acceptable under Company guidelines, is typically lower, as more lenders seek to originate and purchase Contracts. Accordingly, delinquencies and losses typically increase in such periods.

In the face of increased pricing competition the average dealer discount associated with new volume for the three months ended September 30, 2012 decrease to 7.41% compared to 8.45% for the three months ended September 30, 2011. The average dealer discount associated with new volume for the six months ended September 30, 2012 decreased to 7.83% compared to 8.48% for the six months ended September 30, 2011. A static pool retains the discount as a reserve for credit losses. Subsequent to the purchase, if the reserve for credit losses established by the discount is determined to be inadequate for a static pool, additional charges to income through the provision are used to reestablish adequate reserves.

The Company has also experienced increased losses in part due to an decrease in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended September 30, 2012 and 2011, auction proceeds from the sale of repossessed vehicles averaged approximately 51% and 57%, respectively of the related principal balance. The reduction of proceeds recovered increase the severity of each loss.

Consequently, if these trends continue, the Company would expect the provision for credit losses to increase for recent and future static pools.

The Company believes delinquency trends over several reporting periods are useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes results from internal branch audits as an indicator of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators. Historically, delinquencies are higher for the December quarter end than other quarterly periods in a fiscal year. The delinquency percentage for Contracts more than thirty days past due as of September 30, 2012 was 5.38% as compared to 4.02% as of September 30, 2011. This increase is primarily a result of increased competition in all markets that the Company presently operates in. The delinquency percentage for Direct Loans more than thirty days past due as of September 30, 2012 was 1.39% as compared to 1.01% as of September 30, 2011. See note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases were contemplated in determining the appropriate reserve levels.

Recoveries as a percentage of charge-offs increased to approximately 15.78% for the three months ended September 30, 2012 from approximately 15.22% for the three months ended September 30, 2011. Recoveries as a percentage of charge-offs increased to approximately 18.63% for the three months ended September 30, 2012 from approximately 17.23% for the six months ended September 30, 2011. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period, and the Company does not attribute this increase to any particular change in operational strategy or economic event.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended September 30, 2012 and September 30, 2011 the Company granted deferrals to approximately 5.58% and 6.67%, respectively, of total Contracts and Direct Loans. For the six months ended September 30, 2012 and September 30, 2011 the Company granted deferrals to approximately 10.76% and 11.54%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

Driven by decreases in operating income, the provision for income taxes decreased to approximately $3.2 million for the three months ended September 30, 2012 from approximately $3.5 million for the three months ended September 30, 2011. The Company’s effective tax rate decreased slightly to 38.60% for the three months ended September 30, 2012 from 38.78% for the three months ended September 30, 2011. The provision for income taxes decreased to approximately $6.6 million for the six months ended September 30, 2012 from approximately $6.8 million for the six months ended September 30, 2011. The Company’s effective tax rate decreased to 38.54% for the six months ended September 30, 2012 from 38.67% for the six months ended September 30, 2011.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$12,736,379	$9,967,412
Investing activities (primarily purchase of Contracts)	(7,454,040)	(7,642,325)
Financing activities	(4,362,843)	(1,622,934)

Net increase in cash	$919,496	$702,153

The Company’s primary use of working capital during the six months ended September 30, 2012, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of November 30, 2013. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of September 30, 2012, the amount outstanding under the Line was approximately $110.0 million, and the amount available under the Line was approximately $40.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have decreased by approximately $2.0 million during the six months ended September 30, 2012. The decrease of the Line is principally related to the fact that cash received from operations exceeded cash needed to fund new contracts. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

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

For the past 4 quarters the Company has declared a cash dividend to shareholders. On May 2, 2012 the Board of Directors declared a quarterly dividend equal to $0.10 per common share, to be paid on June 6th to shareholders of record as of May 30, 2012. On August 7, 2012 the Board of Directors declared a quarterly dividend equal to $0.12 per common share, to be paid on September 6, 2012 to shareholders of record as of August 30, 2012. On November 7, 2012 the Board of Directors declared a quarterly dividend equal to $.12 per common share, to be paid on December 6th to shareholders of record as of November 30th.

Contractual Obligations

The following table summarizes the Company’s material obligations as of September 30, 2012.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,842,677	$1,458,558	$777,078	$367,575	$239,466
Line of credit	110,000,000	—	110,000,000	—	—
Interest on Line[1]	5,710,507	4,895,000	815,507	—	—

Total	$118,553,184	$6,353,558	$111,592,585	$367,575	$239,466

[1]

Interest on outstanding borrowings under the Line as of September 30, 2012, is based on an effective interest rate of 4.45% and the estimated effect of the interest rate swap settlement at September 30, 2012. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes.

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

NICHOLAS FINANCIAL, INC. (Registrant)

Date: November 9, 2012	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President, Chief Executive Officer and Director

Date: November 9, 2012	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.