Form 10-Q
period 2012-12-31
NICHOLAS FINANCIAL INC
filed 2013-02-08
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2012

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

As of February 1, 2013, the registrant had 12,125,889 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
	(Unaudited)
Assets
Cash	$4,666,656	$2,803,054
Finance receivables, net	246,342,674	242,348,521
Assets held for resale	1,765,303	1,373,001
Income taxes receivable	1,397,461	497,535
Prepaid expenses and other assets	698,396	751,040
Property and equipment, net	757,819	758,784
Deferred income taxes	7,836,774	8,704,099

Total assets	$263,465,083	$257,236,034

Liabilities and shareholders’ equity
Line of credit	$130,500,000	$112,000,000
Drafts payable	1,752,881	1,602,079
Accounts payable and accrued expenses	5,519,069	6,612,429
Interest rate swap agreements	645,772	—
Deferred revenues	1,107,712	1,082,475

Total liabilities	139,525,434	121,296,983
Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,114,559 and 11,960,975 shares issued and outstanding, respectively	29,708,986	28,426,043
Retained earnings	94,230,663	107,513,008

Total shareholders’ equity	123,939,649	135,939,051

Total liabilities and shareholders’ equity	$263,465,083	$257,236,034

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Revenue:
Interest and fee income on finance receivables	$17,878,745	$17,126,855	$52,910,831	$50,950,173
Sales	10,247	13,116	29,196	35,102

	17,888,992	17,139,971	52,940,027	50,985,275
Expenses:
Cost of sales	3,895	4,051	9,067	9,650
Marketing	362,159	326,324	1,091,989	929,153
Salaries and employee benefits	4,451,546	4,342,797	13,539,636	13,101,109
Administrative	2,233,224	1,951,570	6,599,810	5,853,855
Dividend tax	1,286,694	59,861	1,419,152	119,707
Provision for credit losses	818,903	454,339	1,137,615	711,783
Depreciation	69,998	70,680	212,718	216,217
Interest expense	1,275,015	1,236,866	3,717,386	3,702,737
Change in fair value of interest rate swap agreements	(37,348)	—	645,772	—

	10,464,086	8,446,488	28,373,145	24,644,211

Operating income before income taxes	7,424,906	8,693,483	24,566,882	26,341,064
Income tax expense	2,859,686	3,330,762	9,466,187	10,155,446

Net income	$4,565,220	$5,362,721	$15,100,695	$16,185,618

Earnings per share:
Basic	$0.38	$0.46	$1.26	$1.38

Diluted	$0.37	$0.45	$1.24	$1.35

Dividends declared per share	$2.12	$0.10	$2.34	$0.20

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$15,100,695	$16,185,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212,718	216,217
Gain on sale of property and equipment	(5,615)	(9,925)
Provision for credit losses	1,137,615	711,783
Deferred income taxes	867,325	(145,787)
Share-based compensation	658,707	404,569
Change in fair value of interest rate swap agreements	645,772	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	52,644	114,925
Accounts payable and accrued expenses	(1,093,360)	(1,360,592)
Income taxes receivable	(899,926)	(719,561)
Deferred revenues	25,237	(33,661)

Net cash provided by operating activities	16,701,812	15,363,586

Cash flows from investing activities
Purchase and origination of finance receivables	(100,603,313)	(95,949,601)
Principal payments received	95,471,545	87,916,478
Increase in assets held for resale	(392,302)	(683,026)
Purchase of property and equipment	(212,808)	(270,661)
Proceeds from sale of property and equipment	6,670	55,150

Net cash used in investing activities	(5,730,208)	(8,931,660)

Cash flows from financing activities
Net proceeds from (repayment) line of credit	18,500,000	(2,000,000)
Increase (decrease) in drafts payable	150,802	(432,213)
Payment of cash dividends	(28,383,040)	(2,394,137)
Proceeds from exercise of stock options	422,400	631,063
Excess tax benefits from exercise of stock options and vesting of other share awards	201,836	465,907

Net cash used by financing activities	(9,108,002)	(3,729,380)

Net increase in cash	1,863,602	2,702,546
Cash, beginning of period	2,803,054	2,017,540

Cash, end of period	$4,666,656	$4,720,086

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

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Numerator for earnings per share – net income	$4,565,220	$5,362,721	$15,100,695	$16,185,618

Denominator:
Denominator for basic earnings per share – weighted average shares	11,981,627	11,782,715	11,961,886	11,732,557
Effect of dilutive securities: Stock options and other share awards	211,831	266,848	229,895	282,744

Denominator for diluted earnings per share	12,193,458	12,049,563	12,191,781	12,015,301

Earnings per share:
Basic	$0.38	$0.46	$1.26	$1.38

Diluted	$0.37	$0.45	$1.24	$1.35

For both the three and nine months ended December 31, 2012 and 2011, potential common stock from stock options totaling 114,500 and 55,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	December 31, 2012	March 31, 2012
Finance receivables, gross contract	$389,380,493	$388,988,355
Unearned interest	(110,341,867)	(110,651,966)

Finance receivables, net of unearned interest	279,038,626	278,336,389
Allowance for credit losses	(32,695,952)	(35,987,868)

Finance receivables, net	$246,342,674	$242,348,521

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 48 months. The Contracts bear a weighted average effective interest rate of 23.45% as of December 31, 2012 and 23.58% as of March 31, 2012.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Balance at beginning of period	$34,100,661	$36,356,666	$35,495,684	$35,895,449
Discounts acquired on new volume	2,485,560	2,729,337	8,469,382	8,805,428
Current period provision	757,347	450,951	971,746	559,659
Losses absorbed	(5,571,903)	(4,474,500)	(14,527,271)	(11,269,063)
Recoveries	786,891	559,716	2,339,194	1,664,824
Discounts accreted	(404,994)	(8,570)	(595,173)	(42,697)

Balance at end of period	$32,153,562	$35,613,600	$32,153,562	$36,613,600

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of December 31, 2012, the average model year of vehicles collateralizing the portfolio was a 2006 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the average wholesale value of the automobile, is approximately 92%, at the time of purchase. A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. For allowance purposes, the entire amount of discount is related to credit quality and is considered to be part of the credit loss reserve. The Company utilizes a static pool approach to track portfolio performance. A static pool retains an amount equal to 100% of the discount as a reserve for credit losses. Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses. If a static pool is fully liquidated and has any remaining reserves, the excess discounts are immediately recognized into income and the excess provision is immediately reversed during the period. For static pools not fully liquidated that are determined to have excess discounts, such excess discounts are accreted into income over the remaining life of the static pool. For static pools not fully liquidated that are deemed to have excess reserves, such excess reserves are reversed against provision for credit losses during the period.

The average dealer discount associated with new volume for the three months ended December 31, 2012 and 2011 was 7.92% and 8.41%, respectively. The average dealer discount associated with new volume for the nine months ended December 31, 2012 and 2011 was 7.85% and 8.46%, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Balance at beginning of period	$531,101	$489,978	$492,184	$378,418
Current period provision	61,556	3,388	165,869	152,124
Losses absorbed	(57,006)	(26,150)	(131,201)	(77,244)
Recoveries	6,739	5,565	15,538	19,483

Balance at end of period	$542,390	$472,781	$542,390	$472,781

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of December 31, 2012, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

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

	December 31, 2012		March 31, 2012
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$379,983,971	$8,841,768	$382,358,608	$6,221,688
Bankrupt accounts	535,424	19,330	408,059	—

Total	$380,519,395	$8,861,098	$382,766,667	$6,221,688

Performing accounts	$373,735,506	$8,809,302	$380,213,503	$6,202,498
Non-performing accounts	6,783,889	51,796	2,553,164	19,190

Total	$380,519,395	$8,861,098	$382,766,667	$6,221,688

Finance receivables which are contractually delinquent for more than 60 days, are placed on nonaccrual status. Payments received on nonaccrual status finance receivables are applied to interest then principal. The Company resumes accrual of interest when the finance receivable is less than 60 days delinquent.

5. Line of Credit

The Company has an agreement with its consortium of lenders for a line of credit facility (the “Line”) for an amount of $150,000,000. In December 2012, the Company executed an amendment to the Line that extends the maturity date to November 30, 2014. The pricing of the Line is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at December 31, 2012 and March 31, 2012). Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was $130,500,000 and $112,000,000 as of December 31, 2012 and March 31, 2012, respectively. The amount available under the line of credit was approximately $19,500,000 and $38,000,000 as of December 31, 2012 and March 31, 2012, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of December 31, 2012, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interst rate risk. The swap agreements, in effect, convert a portion of the LIBOR priced Line to a fixed rate, more closely matching the interest rate characteristics of finance receivables. As of March 31, 2012, the Company did not have any outstanding interest rate swap agreements. The following table summarizes the activity in the notional amounts of interest rate swap agreements:

	Nine months ended December 31,
	2012	2011
Notional amounts at April 1	$—	$—
New contracts	50,000,000	—
Matured contracts	—	—

Notional amounts at December 31	$50,000,000	$—

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The locations and amounts of losses in income are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Periodic change in fair value of interest rate swap agreements	$(37,348)	$—	$645,772	$—
Periodic settlement differentials included in interest expense	91,468	—	184,892	$—
Total	$54,120	$—	$830,664	$—

The Company records realized losses from the swap agreements in the interest expense line item of the consolidated statement of income. The following table summarizes the variable rate (LIBOR) received and fixed rate paid under the swap agreements.

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Variable rate received	0.21%	—	0.24%	—
Fixed rate paid	0.94%	—	0.95%	—

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

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
December 31, 2012	$—	$645,772	$—	$645,772
March 31, 2012	$—	$—	$—	$—

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

The Line was amended within the quarter ended December 31, 2012. Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of December 31, 2012 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Cash:
December 31, 2012	$4,666,656	$—	$—	$4,666,656
March 31, 2012	$2,803,054	$—	$—	$2,803,054
Finance receivables:
December 31, 2012	$—	$—	$246,343,000	$246,343,000
March 31, 2012	$—	$—	$242,350,000	$242,350,000
Line of credit:
December 31, 2012	$—	$130,500,000	$—	$130,500,000
March 31, 2012	$—	$112,000,000	$—	$112,000,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

8. Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which amends Topic 820 (Fair Value Measurement). ASU No. 2011-04 is intended to provide a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU No. 2011-04 include changes regarding how and when the valuation premise of highest and best use applies, the application of premiums and discounts, and new required disclosures. ASU No. 2011-04 is effective for the fiscal 2013 interim and annual periods. The adoption of ASU No. 2011-04 on April 1, 2012 did not have a material impact on our consolidated financial statements, but expanded our disclosures related to fair value measurements.

9. Cash Dividend

For the nine months ended December 31, 2012, the Company paid four cash dividends. On May 2, 2012 the Board of Directors declared a quarterly dividend equal to $0.10 per common share, to be paid on June 6, 2012 to shareholders of record as of May 30, 2012. On August 7, 2012 the Board of Directors declared a quarterly dividend equal to $0.12 per common share, to be paid on September 6, 2012 to shareholders of record as of August 30, 2012. On November 7, 2012 the Board of Directors declared a quarterly dividend equal to $0.12 per common share, to be paid on December 6th to shareholders of record as of November 30, 2012. On December 11, 2012, the Board of Directors declared a special cash dividend equal to $2.00 per common share, to be paid on December 28, 2012 to shareholders of record as of December 21, 2012.

Payment of cash dividends results in a 5% withholding tax payable by the Company under the Canada-United States Income Tax Convention which are included in earnings under the caption of dividend tax.

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

Subsequent to the purchase, if the reserve for credit losses is determined to be inadequate for a static pool which is not fully liquidated, then an additional charge to income through the provision is used to reestablish adequate reserves. If a static pool is fully liquidated and has any remaining reserves, the excess discounts are immediately recognized into income and the excess provision is immediately reversed during the period. For static pools not fully liquidated that are determined to have excess discounts, such excess discounts are accreted into income over the remaining life of the static pool. For static pools not fully liquidated that are deemed to have excess reserves, such excess reserves are reversed against provision for credit losses during the period.

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

Introduction

Consolidated net income decreased 15% to approximately $4.6 million for the three-month period ended December 31, 2012 as compared to $5.4 million for the corresponding period ended December 31, 2011. Diluted earnings per share decreased 18% to $0.37 as compared to $0.45 for the three months ended December 31, 2012 and December 31, 2011. Consolidated net income decreased 7% to approximately $15.1 million for the nine-month period ended December 31, 2012 as compared to $16.2 million for the corresponding period ended December 31, 2011. Diluted earnings per share decreased 8% to $1.24 for the nine months ended December 31, 2012 as compared to $1.35 for the nine months ended December 31, 2011.

The revenue increase for the three months ended December 31, 2012 was more than offset by the dividend tax of approximately $1.2 million related to the special cash dividend of $2.00 per share, an increase in provision for credit losses, and an increase in operating expenses as a percentage of net finance receivables. The increase in operating expenses were mainly attributable to the opening of three new branch locations.

The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the three or nine months ended December 31, 2012 or 2011.

	Three months ended December 31,		Nine months ended December 31,
Portfolio Summary	2012	2011	2012	2011
Average finance receivables, net of unearned interest (1)	$281,553,866	$274,595,968	$281,242,951	$272,213,775

Average indebtedness (2)	$114,131,239	$116,000,000	$111,293,746	$116,668,640

Interest and fee income on finance receivables (3)	$17,878,745	$17,126,855	$52,910,831	$50,950,173
Interest expense	1,275,015	1,236,866	3,717,386	3,702,737

Net interest and fee income on finance receivables	$16,603,730	$15,889,989	$49,193,445	$47,247,436

Weighted average contractual rate (4)	23.34%	23.79%	23.55%	23.87%

Average cost of borrowed funds (2)	4.47%	4.27%	4.45%	4.23%

Gross portfolio yield (5)	25.40%	24.95%	25.08%	24.96%
Interest expense as a percentage of average finance receivables, net of unearned interest	1.81%	1.80%	1.76%	1.81%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	1.16%	0.66%	0.54%	0.35%

Net portfolio yield (5)	22.43%	22.49%	22.78%	22.80%
Marketing, salaries, employee benefits, depreciation, dividend tax and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	11.86%	9.76%	10.76%	9.82%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	10.57%	12.73%	12.02%	12.98%

Write-off to liquidation (8)	7.94%	7.16%	6.82%	5.96%
Net charge-off percentage (9)	6.75%	5.70%	5.74%	4.69%

Note: All three and nine month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and Direct Loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $54,000 and $51,000 during the three-month periods ended December 31, 2012 and 2011, respectively, and $172,000 and $167,000 during the nine-month periods ended December 31, 2012 and 2011, respectively. The numerators for the three and nine months include a tax associated with cash dividends. In December 2012, this amount was substantial due to a $2.00 special cash dividend. Absent the dividend tax, the percentages would have been 10.03% and 10.08% for the three and nine months ended December 31, 2012, and 9.67% and 9.76% for the three and nine months ended December 31, 2011.
(7)	Pre-tax yield represents net portfolio yield minus administrative expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2012 compared to three months December 31, 2011

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 5% to approximately $17.9 million for the three-month period ended December 31, 2012 from $17.1 million for the corresponding period ended December 31, 2011. Average finance receivables, net of unearned interest equaled approximately $281.6 million for the three-month period ended December 31, 2012, an increase of 3% from $274.6 million for the corresponding period ended December 31, 2011. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below), which more than offset the effects of the competition on our mature branches. The gross finance receivable balance increased 2% to approximately $389.4 million as of December 31, 2012, from $381.8 million as of December 31, 2011. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased to 25.40% for the three-month period ended December 31, 2012 compared to 24.95% for the three-month period ended December 31, 2011. The net portfolio yield decreased to 22.43% for the corresponding period ended December 31, 2012 from 22.49% for the three-month period ended December 31, 2011. The gross portfolio yield increased slightly due to the accretion of dealer discount in certain pools as a result of actual losses to date in certain seasoned pools not exceeding the dealer discount associated with such static pools. This has occurred with certain pools originated during calendar year 2009 when competition was lower and discounts were higher than the current environment. The net portfolio yield decreased slightly, primarily due to an increase in the actual and expected net charge-offs as well as delinquencies which drove an increase in the provision for credit losses. See discussion below under “Analysis of Credit Losses.”

Marketing, Salaries, Employee Benefits, Depreciation, Dividend Tax and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, dividend tax and administrative expenses increased to approximately $8.4 million for the three-month period ended December 31, 2012 from approximately $6.8 million for the corresponding period ended December 31, 2011. The increase of 24% was primarily attributable to the dividend tax relating to the special $2.00 cash dividend. The remaining increase is related to costs associated with branch expansions. The Company operated 64 and 60 branch locations as of December 31, 2012 and 2011, respectively. The Company increased average headcount to 314 for the three-month period ended December 31, 2012 from 301 for the three-month period ended December 31, 2011. Marketing, salaries, employee benefits, depreciation, dividend tax, and administrative expenses as a percentage of finance receivables, net of unearned interest, increased to 11.86% for the three-month period ended December 31, 2012 from 9.76% for the three-month period ended December 31, 2011.

Interest Expense

Interest expense increased to approximately $1.3 million for the three-month period ended December 31, 2012 from $1.2 million for the three-month period ended December 31, 2011. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2012	2011
Variable interest under the line of credit facility	0.45%	0.54%
Settlements under interest rate swap agreements	0.32%	0.00%
Credit spread under the line of credit facility	3.70%	3.73%

Average cost of borrowed funds	4.47%	4.27%

The Company’s average cost of funds increased due to the effect of interest rate swaps, which were partially offset from the reduction in the unused line fees resulting from average indebtness increasing during the three months ended December 31, 2012.

The notional amount of interest rate swap agreements was $50 million at a weighted average fixed rate of 0.94% for the three months ended December 31, 2012. No interest rate swap agreements were in effect for the three months ended December 31, 2011. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Nine months ended December 31, 2012 compared to nine months ended December 31, 2011

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4% to approximately $52.9 million for the nine-month period ended December 31, 2012 from $51.0 million for the corresponding period ended December 31, 2011. Average finance receivables, net of unearned interest equaled approximately $281.2 million for the nine-month period ended December 31, 2012, an increase of 3% from $272.2 million for the corresponding period ended December 31, 2011. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below), which more than offset the effects of the competition on our mature branches. The gross finance receivable balance increased 2% to approximately $389.4 million as of December 31, 2012, from $381.8 million as of December 31, 2011. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased to 25.08% for the nine-month period ended December 31, 2012 from 24.96% for the nine-month period ended December 31, 2011. The net portfolio yield remained relatively flat at 22.78% for the period ended December 31, 2012 and 22.80% for the nine-month period ended December 31, 2011. The increase in the provision for credit losses, driven by an increase in the actual and expected net charge-offs as well as delinquencies, was offset by a decrease in interest expense. The gross portfolio yield increased slightly due to the accretion of dealer discount in certain pools as a result of actual losses to date in certain seasoned pools not exceeding the dealer discount associated with such static pools. This has occurred with certain pools originated during calendar year 2009 when competition was lower and discounts were higher than the current environment.

Marketing, Salaries, Employee Benefits, Depreciation, Dividend Tax and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, dividend tax and administrative expenses increased to approximately $22.9 million for the nine-month period ended December 31, 2012 from approximately $20.2 million for the corresponding period ended December 31, 2011. The increase of 13% was primarily attributable the dividend tax related to the $2.00 per share cash dividend. The remaining increase was due to new branch locations. The Company opened additional branches and increased average headcount to 308 for the nine-month period ended December 31, 2012 from 297 for the nine-month period ended December 31, 2011. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, increased to 10.76% for the nine-month period ended December 31, 2012 from 9.82% for the nine-month period ended December 31, 2011.

Interest Expense

Interest expense remained unchanged at approximately $3.7 million for the nine-month periods ended December 31, 2012 and 2011. The following table summarizes the Company’s average cost of borrowed funds for the nine-month period ended December 31:

	Nine months ended December 31,
	2012	2011
Variable interest under the line of credit facility	0.51%	0.47%
Settlements under interest rate swap agreements	0.22%	0.00%
Credit spread under the line of credit facility	3.72%	3.76%

Average cost of borrowed funds	4.45%	4.23%

The Company’s average cost of funds increased due to unused line fees and the costs associated with settlements under the interest rate swap agreement during the nine months ended December 31, 2012.

The weighted average notional amount of interest rate swap agreements was $31.2 million at a weighted average fixed rate of 0.95% for the nine months ended December 31, 2012. No interest rate swap agreements were in effect for the nine months ended December 31, 2011. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month period ended December 31, 2012 and 2011, less than 2% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
State	2012	2011	2012	2011
FL	$9,977,985	$9,506,374	$32,956,621	$31,539,348
GA	3,213,167	3,727,661	11,226,294	11,626,696
NC	3,474,070	2,947,629	11,015,882	9,675,753
SC	844,289	701,250	2,617,501	1,993,023
OH	4,420,025	4,613,249	15,209,269	13,871,831
MI	931,609	1,358,480	3,079,204	4,454,295
VA	1,081,670	1,050,850	3,645,234	2,664,506
IN	1,824,059	2,157,885	5,833,759	6,649,908
KY	2,106,658	1,690,506	6,415,816	6,145,478
MD	466,178	396,844	1,576,783	1,137,310
AL	818,633	1,424,583	3,799,938	4,860,584
TN	927,196	974,972	3,694,356	3,414,785
IL	325,813	594,779	2,501,016	2,251,155
MO	611,282	1,148,189	3,386,462	3,330,724
KS	394,963	183,280	935,394	417,064

Total	$31,417,597	$32,476,531	$107,893,529	$104,032,460

	Three months ended December 31,		Nine months ended December 31,
Contracts	2012	2011	2012	2011
Purchases	$31,417,597	$32,476,531	$107,893,529	$104,032,460
Weighted APR	23.10%	23.62%	23.37%	23.75%
Average discount	7.92%	8.41%	7.85%	8.46%
Weighted average term (months)	50	49	49	49
Average loan	$10,459	$9,990	$10,228	$9,928
Number of Contracts	3,004	3,251	10,549	10,479

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
Direct Loans Originated	2012	2011	2012	2011
Originations	$2,337,021	$1,870,851	$6,637,991	$4,818,855
Weighted APR	26.51%	26.76%	26.41%	26.65%
Weighted average term (months)	27	25	28	25
Average loan	$3,108	$2,914	$3,238	$2,937
Number of loans	752	642	2,050	1,641

Analysis of Credit Losses

As of December 31, 2012, the Company had 1,385 active static pools. The average pool upon inception consisted of 58 Contracts with aggregate finance receivables, net of unearned interest, of approximately $585,000.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 7%-10% range during the 4th quarter of this fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of continued aggressive competition or further economic weakness. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three or nine months ended December 31, 2012.

The provision for credit losses increased to approximately $819,000 from approximately $454,000 for the three months ended December 31, 2012 and 2011, respectively. The provision for credit losses increased to approximately $1,138,000 from approximately $712,000 for the nine months ended December 31, 2012 and 2011, respectively.

The Company’s losses as a percentage of liquidation increased to 7.94% from 7.16% for the three months ended December 31, 2012 and 2011, respectively. The Company’s losses as a percentage of liquidation increased to 6.82% from 5.96% for the nine months ended December 31, 2012 and 2011, respectively. During the current periods, static pools originated during fiscal 2012 and 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. The performance of the more recently originated pools is driven primarily by increased competition in all markets that the Company presently operates in.

In periods of increased competition, given efforts to maintain volume, advance rates are typically higher. In addition credit quality, while acceptable under Company guidelines, is typically lower, as more lenders seek to originate and purchase Contracts. Accordingly, delinquencies and losses typically increase in such periods.

In the face of increased pricing competition the average dealer discount associated with new volume for the three months ended December 31, 2012 decreased to 7.92% compared to 8.41% for the three months ended December 31, 2011. The average dealer discount associated with new volume for the nine months ended December 31, 2012 decreased to 7.85% compared to 8.46% for the nine months ended December 31, 2011. As a result of declining discounts, the Company would record additional provision for credit loss expense if losses were to remain constant. A static pool retains the discount as a reserve for credit losses. Subsequent to the purchase, if the reserve for credit losses established by the discount is determined to be inadequate for a static pool, additional charges to income through the provision are used to reestablish adequate reserves.

The Company has also experienced increased losses in part due to a decrease in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended December 31, 2012 and 2011, auction proceeds from the sale of repossessed vehicles averaged approximately 52% and 57%, respectively of the related principal balance. The reduction of proceeds recovered increase the severity of each loss.

Consequently, if these trends continue, the Company would expect the provision for credit losses to increase for recent and future static pools.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans:

		Delinquencies
Contracts	Gross Balance Outstanding	31 –60 days	61 –90 days	Over 90 days	Total
December 31, 2012	$380,519,395	$17,287,813	$4,529,766	$2,254,123	$24,071,702
		4.54%	1.19%	0.59%	6.32%
December 31, 2011	$375,306,050	$13,643,453	$3,129,675	$1,125,631	$17,898,759
		3.64%	0.83%	0.30%	4.77%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2012	$8,861,098	$116,251	$29,295	$22,501	$168,047
		1.31%	0.33%	0.25%	1.89%
December 31, 2011	$6,481,305	$98,826	$11,716	$5,662	$116,204
		1.53%	0.18%	0.09%	1.80%

The delinquency percentage for Contracts more than thirty days past due as of December 31, 2012 was 6.32% as compared to 4.77% as of December 31, 2011. The delinquency percentage for Direct Loans more than thirty days past due as of December 31, 2012 was 1.89% as compared to 1.80% as of December 31, 2011.

The Company believes delinquency trends over several reporting periods are useful in estimating future losses and overall portfolio performance. Historically, delinquencies are higher for the December quarter end than other quarterly periods in a fiscal year. The delinquency percentage for Contracts more than thirty days past due as of December 31, 2012 was 6.32% as compared to 4.77% as of December 31, 2011. This increase is primarily a result of increased competition in all markets that the Company presently operates in. Increased competition has led to a higher percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines. The delinquency percentage for Direct Loans more than thirty days past due as of December 31, 2012 was 1.89% as compared to 1.80% as of December 31, 2011. See note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases were contemplated in determining the appropriate reserve levels. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes results from internal branch audits as an indicator of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators.

Recoveries as a percentage of charge-offs increased to approximately 15.58% for the three months ended December 31, 2012 from approximately 13.01% for the three months ended December 31, 2011. Recoveries as a percentage of charge-offs increased to approximately 17.46% for the three months ended December 31, 2012 from approximately 15.56% for the nine months ended December 31, 2011. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period, and the Company does not attribute this increase to any particular change in operational strategy or economic event.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended December 31, 2012 and December 31, 2011 the Company granted deferrals to approximately 6.87% and 7.89%, respectively, of total Contracts and Direct Loans. For the nine months ended December 31, 2012 and December 31, 2011 the Company granted deferrals to approximately 17.47% and 20.28%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

Driven by decreases in operating income, the provision for income taxes decreased to approximately $2.9 million for the three months ended December 31, 2012 from approximately $3.3 million for the three months ended December 31, 2011. The Company’s effective tax rate was consistent, increasing slightly to 38.51% from 38.31% for the three months ended December 31, 2012 and 2011, respectively. The provision for income taxes decreased to approximately $9.5 million from approximately $10.2 million for the nine months ended December 31, 2012 and 2011, respectively. The Company’s effective tax rate was consistent, decreasing slightly to 38.54% from 38.55% for the nine months ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31,
	2012	2011
Cash provided by (used in):
Operating activities	$16,701,812	$15,363,586
Investing activities (primarily purchase of Contracts)	(5,730,208)	(8,931,660)
Financing activities	(9,108,002)	(3,729,380)

Net increase in cash	$1,863,602	$2,702,546

The Company’s primary use of working capital during the nine months ended December 31, 2012, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of November 30, 2014. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of December 31, 2012, the amount outstanding under the Line was $130.5 million, and the amount available under the Line was $19.5 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $18.5 million during the nine months ended December 31, 2012. The increase in the Line of is principally related to the fact that the Company issued a special dividend of $2.00 per share in December 2012. The amount of the special dividend was $24.3 million and was partially offset by cash received from operations, which exceeded cash needed to fund new contracts. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is currently in compliance with all of its debt covenants but, during the current economic slowdown, a breach of one or more of these covenants could occur prior to the maturity date of the Line, which is November 30, 2014. The Company’s consortium of lenders could place the Company in default if certain covenants were breached and take one or more of the following actions: increase the Company’s borrowing costs; restrict the Company’s ability to obtain additional borrowings under the Line; accelerate all amounts outstanding under the Line; or enforce its interests against collateral securing the Line. The Company believes its lenders will continue to allow it to operate in the event of a condition of default; however no assurance can be given that this would occur.

For the past 6 quarters the Company has declared a cash dividend to shareholders. On May 2, 2012 the Board of Directors declared a quarterly dividend equal to $0.10 per common share, to be paid on June 6, 2012 to shareholders of record as of May 30, 2012. On August 7, 2012 the Board of Directors declared a quarterly dividend equal to $0.12 per common share, to be paid on September 6, 2012 to shareholders of record as of August 30, 2012. On November 7, 2012 the Board of Directors declared a quarterly dividend equal to $0.12 per common share, to be paid on December 6th to shareholders of record as of November 30th. On December 11, 2012, the Board of Directors declared a special cash dividend equal to $2.00 per common share, to be paid on December 28, 2012 to shareholders of record as of December 21, 2012.

Contractual Obligations

The following table summarizes the Company’s material obligations as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,969,756	$1,429,499	$1,298,711	$241,546	$—
Line of credit	130,500,000	—	130,500,000	—	—
Interest on Line[1]	11,130,563	5,807,250	5,323,313	—	—

Total	$144,600,319	$7,236,749	$137,122,024	$241,546	$—

[1]

Interest on outstanding borrowings under the Line as of December 31, 2012, is based on an effective interest rate of 4.45% and the estimated effect of the interest rate swap settlement at December 31, 2012. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of sixty-four branch locations in fifteen states, including nineteen in Florida; eight in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana, Missouri, Michigan and Alabama; two in Virginia, Tennessee, Illinois, and South Carolina; and one each in Maryland, and Kansas. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, fourteen of our branches meet this capacity. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, would expect to continue its branch network expansion. The Company remains open to acquisitions should an opportunity present itself.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Interest rate swap agreements are used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes.

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

NICHOLAS FINANCIAL, INC. (Registrant)

Date: February 8, 2013	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President, Chief Executive Officer and Director

Date: February 8, 2013	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.