Form 10-K
period 2013-03-31
NICHOLAS FINANCIAL INC
filed 2013-06-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2013

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

(727) 726-0763

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common shares, no par value	NASDAQ Global Select Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 30, 2012, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $116,761,022.

As of June 1, 2013, 12,161,729 shares of the Registrant’s Common Stock, no par value, were outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (“Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively the “Company”), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed herein under “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, the availability of capital at acceptable rates and terms, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on retail installment sales contracts (“Contracts”), regulatory changes in the Company’s existing and future markets, the Company’s intentions regarding strategic alternatives, and the Company’s ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this Report are based on information available to the Company as of the date of filing of this Report, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s filings made with the US Securities and Exchange Commission (“SEC”), including its reports on Forms 10-Q, 8-K and 10-K and annual reports to shareholders.

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly-owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. (“Nicholas Financial”) and Nicholas Data Services, Inc. (“NDS”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing Contracts for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also makes direct loans and sells consumer-finance related products. NDS is engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeast United States. Nicholas Financial’s financing activities accounted for more than 99% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2013, 2012 and 2011, respectively. NDS’s activities accounted for less than 1% of consolidated revenues during the same periods.

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

Growth Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. The Company seeks to expand its automobile financing program in the fifteen states — Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia — in which it currently operates by increasing the business generated at its existing branch locations and by targeting certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company’s strategy is to monitor these markets and ultimately decide if and where it will open additional branch locations. During fiscal 2013, the Company opened four new branches. The Company is opening one additional branch during the first quarter of fiscal 2014. The Company has not closed any branches since the beginning of fiscal 2013. The Company will continue to evaluate any branch locations that do not meet its minimum profitability targets and may elect to close one or more of these branches in the future. As of the date of this Report, the Company has no plans to close any branches within the fiscal year ending March 31, 2014, although no assurances can be given that it will not do so. The Company also continues to analyze other markets in states in which it does not currently operate for expansion opportunities. Although the Company has not made any bulk purchases of Contracts in well over a decade, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

The Company is currently licensed to provide direct consumer loans in Florida and North Carolina. In addition, the Company continues to analyze the direct loan market in Ohio for possible future expansion into such market. The Company does not have any current plans to expand its strategy of soliciting current customers and expects total direct loans to remain approximately 2% of its total portfolio.

Automobile Finance Business – Contracts

The Company is engaged in the business of providing financing programs, primarily on behalf of purchasers of new and used cars and light trucks who meet the Company’s credit standards, but who do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the age of the vehicle being financed or the customer’s job instability or credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase Contracts for purchases made by borrowers who do not have a good credit history and for older model and high mileage automobiles. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract.

The Company’s automobile finance programs are currently conducted in fifteen states through a total of 64 branch offices, consisting of nineteen in Florida, eight in Ohio, six in each of North Carolina and Georgia, three in each of Alabama, Kentucky, Indiana, Missouri, Michigan, and Tennessee, two in each of South Carolina and Virginia, and one in each of Maryland, Illinois and Kansas. As of March 31, 2013 the Company had non-exclusive agreements with approximately 4,000 dealers, of which approximately 1,600 are active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

A customer under a Contract typically makes a down payment, in the form of cash or trade-in, ranging from 5% to 35% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service Contracts, credit disability insurance and/or credit life insurance, are generally financed over a period of 12 to 72 months. Credit disability insurance coverage enables the customer to make required payments under the Contract in the event the borrower becomes unable to work because of illness or accident and credit life insurance pays the borrower’s obligations under the Contract upon his or her death.

The Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed (the dealer discount) by the purchaser of the automobile. The amount of the dealer discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition more significantly impacts the discount that the Company can charge. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract. In addition to the discount, the Company charges the dealer a processing fee of $75 per Contract purchased. As of March 31, 2013, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all of the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as the loss payee, with a deductible of not more than $1,000. Both the Company and the dealers offer purchasers of vehicles certain other “add-on products.” These products are offered by the dealer on behalf of the Company or on behalf of the dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, gap insurance, credit life insurance, credit accident and health insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract.

Contract Procurement

The Company currently purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2013 was a 2005 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

	Maximum allowable	Fiscal year ended March 31,
State	interest rate (1)	2013	2012	2011
Alabama	(2)	$5,232,553	$6,783,484	$5,492,379
Florida	18-30%(3)	46,553,346	43,651,078	48,498,785
Georgia	18-30%(3)	15,982,075	16,614,136	16,122,285
Illinois	(2)	3,598,494	3,397,116	901,154
Indiana	21%	8,382,587	9,476,794	9,402,834
Kansas	(2)	1,455,404	524,647	—
Kentucky	18-25%(3)	8,670,180	8,548,743	9,817,729
Maryland	24%	2,017,568	1,636,236	1,750,863
Michigan	25%	4,626,532	5,842,652	5,775,566
Missouri	(2)	4,582,994	5,053,896	1,052,326
North Carolina	18-29%(3)	14,955,884	13,558,091	14,621,001
Ohio	25%	21,423,125	19,707,139	20,626,860
South Carolina	(2)	3,739,387	2,981,626	3,052,435
Tennessee	(2)	5,300,795	4,712,364	5,621,920
Virginia	(2)	5,219,885	3,833,685	4,414,838

Total		$151,740,809	$146,321,687	$147,150,975

(1)	The maximum allowable interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 30% per annum.
(3)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31,
Contracts	2013	2012	2011
Purchases	$151,740,809	$146,321,687	$147,150,975
Weighted APR	23.28%	23.82%	23.57%
Average dealer discount	8.54%	9.23%	9.55%
Weighted average term (months)	50	49	49
Average loan	$10,260	$9,873	$9,804
Number of contracts	14,789	14,820	15,009

Direct Loans

The Company currently originates direct loans in Florida and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $3,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a direct loan license in Alabama, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, Ohio, South Carolina, Tennessee or Virginia, and none is presently required in Georgia (as long as the direct loan is greater than $3,000). The Company is currently not pursuing direct loans in Georgia. Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. The Company is currently analyzing the direct loan market in Ohio and may pursue a direct loan license there. The Company does not expect to pursue a direct loan license in any other state during the fiscal year ending March 31, 2014. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s direct loan program was implemented in April 1995 and currently accounts for approximately 2% of the Company’s annual consolidated revenues. As of March 31, 2013, loans made by the Company pursuant to its direct loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

In connection with its direct loan program, the Company also makes available credit disability and credit life insurance coverage to customers through an unaffiliated third-party insurance carrier. Customers in approximately 78% of the 2,603 direct loan transactions outstanding as of March 31, 2013 had elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance is included in the amount financed by the customer.

The following table presents selected information on direct loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31,
Direct loan originations	2013	2012	2011
Originations	$8,336,903	$5,993,992	$4,723,871
Weighted APR	26.27%	26.63%	26.52%
Weighted average term (months)	28	25	24
Average loan	$3,319	$2,961	$2,856
Number of contracts	2,512	2,024	1,654

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

Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer’s background, employment, and credit history. The Company also obtains credit reports from Equifax, Experian and/or TransUnion, which are independent credit reporting services. The Company verifies the consumer’s employment history, income and residence. In most cases, consumers are interviewed via telephone by a Company application processor. The Company also considers the customer’s prior payment history with the Company, if any, as well as the collateral value of the vehicle being financed.

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

After reviewing the information included in the Contract or direct loan application and taking the other factors into account, a Company employee categorizes the customer using internally developed credit classifications of “1,” indicating higher creditworthiness, through “6,” indicating lower creditworthiness. Contracts are financed for individuals who fall within all six acceptable rating categories utilized, “1” through “6”. Usually a customer who falls within the two highest categories (i.e., “1” or “2”) is purchasing a two to four-year old, low mileage used automobile from the inventory of a new car or franchise dealer, while a customer in any of the three lowest categories (i.e., “4,” “5,” or “6”) is purchasing an older, high mileage automobile from an independent used automobile dealer.

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

The Company’s policy is to aggressively pursue legal remedies to collect deficiencies from customers. Oral requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the Branch Manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and second by the applicable District

Manager, it must then be approved by the Director of Loss Recovery. The repossessor delivers the vehicle to a secure location specified by the Company. The Company maintains relationships with several licensed repossession firms that repossess vehicles for fees that range from $250 to $500 for each vehicle repossessed. As required by Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia law, the customer is notified by certified letter that the vehicle has been repossessed and what the customer needs to do in order to regain their vehicle.

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

Marketing and Advertising

The Company’s Contract marketing efforts currently are directed exclusively toward automobile dealers. The Company attempts to meet dealers’ needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 25-mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising, such as radio or newspaper advertisements, for the purchase of Contracts

The Company solicits customers under its direct loan program primarily through direct mailings, followed by telephone calls to individuals who have a good credit history with the Company in connection with Contracts purchased by the Company.

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

Competition

The consumer finance industry is highly fragmented and highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources than the Company. The Company does not believe that increased competition for the purchase of Contracts will cause a material reduction in the interest rate payable by an individual purchaser of an automobile for the foreseeable future. However, increased competition for the purchase of Contracts will enable automobile dealers to shop for the best price, thereby giving rise to erosion in the dealer discount from the initial principal amounts at which the Company would be willing to purchase Contracts. In addition, competition generally results in the purchase of lower credit quality Contracts, though these Contracts are still acceptable under the Company’s underwriting guidelines.

The Company’s target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history or the vehicle’s mileage or age. The Company has been able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies which purchase automobile receivables in that market segment. Because of the daily contact that many of its employees have with automobile dealers located throughout the market areas served by it, the Company is generally aware of the terms upon which its competitors are offering to purchase Contracts. The Company’s policy is to modify its terms, if necessary, to remain competitive. However, the Company generally will not sacrifice credit quality, its purchasing criteria or prudent business practices in order to meet the competition.

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends upon the Company maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 1,600 dealers that the Company currently has active Contractual relationships with accounted for over 1% of its business volume for any of the fiscal years ended March 31, 2013, 2012 or 2011.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that the Company must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. Compliance with existing laws and regulations has not had a material adverse effect on the Company’s operations to date. The Company’s management believes that the Company maintains all requisite licenses and permits and is in material compliance with all applicable local, state and federal laws and regulations. The Company periodically reviews its branch office practices in an effort to ensure such compliance. The following constitute certain of the existing federal, state and local statutes and ordinances with which the Company must comply:

•

State consumer regulatory agency requirements. Pursuant to state regulations, on-site audits are conducted of each of the Company’s branches located within Florida, Alabama, Illinois, Indiana, Michigan and Missouri to monitor compliance with applicable regulations. These regulations include, but are not limited to: licensure requirements; requirements for maintenance of proper records; payment of required fees; maximum interest rates that may be charged on loans to finance used vehicles; and proper disclosure to customers regarding financing terms. Pursuant to North Carolina law, the Company’s direct loan activities in that state are subject to similar periodic on-site audits by the North Carolina Office of the Commissioner of Banks.

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

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2013 the Company employed a total of 321 persons, 3 of whom work for NDS and 318 of whom work for Nicholas Financial. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

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

Our ability to compete effectively with other companies offering similar financing arrangements depends on our ability to maintain close relationships with dealers of new and used vehicles. We may not be able to compete successfully in this market or against these competitors.

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. When new and/or existing providers of consumer financing undertake significantly greater efforts to penetrate our targeted market segment, we may have to reduce our interest rates and fees in order to maintain our market share. Any reduction in our interest rates, fees or dealer discount rates could have a material adverse impact on our profitability or financial condition.

Our profitability and future growth depend on our continued access to bank financing.

The profitability and growth of our business currently depend on our ability to access bank debt at competitive rates. We currently depend on a $150.0 million line of credit facility with a financial institution to finance a large portion of our purchases of Contracts and fund our direct loans. This line of credit currently has a maturity date of November 30, 2014 and is secured by substantially all our assets. At March 31, 2013, we had approximately $125.5 million outstanding under the line of credit and approximately $24.5 million available for additional borrowing.

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

Our ability to make payments on, or to refinance, our indebtedness will depend on our future operating performance, including our ability to access additional debt and equity financing, which to a certain extent, is subject to economic, financial, competitive and other factors beyond our control. If new debt is added to our current levels, the risks described above could intensify.

We may experience high delinquency rates in our loan portfolios, which could reduce our profitability.

Our profitability depends, to a material extent, on the performance of Contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because a large portion of our loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due to their credit history. Although we attempt to mitigate these high credit risks with our underwriting standards and collection procedures, these standards and procedures may not offer adequate protection against the risk of default, especially in periods of economic uncertainty and high unemployment such as have existed over much of the past few years. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. Higher than anticipated delinquencies and defaults on our Contracts would reduce our profitability.

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

We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or high unemployment, such as has existed for much of the past few years, delinquencies, defaults, repossessions and losses generally increase, absent offsetting factors such as decreased competition. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. While we seek to manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, no assurances can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could materially adversely affect our business and financial condition.

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

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the Contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and, on occasion, enter into interest rate swap agreements relating to a portion of our outstanding debt. Such agreements effectively convert a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. During the fiscal year ended March 31, 2012, we had no interest rate swap agreements in place. On June 4, 2012 and July 30, 2012, the Company entered into interest rate swap agreements to convert a portion of its floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables. The June 4, 2012 agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 1% and receives payments from the counterparty on the 1-month LIBOR rate. This swap has an effective date of June 13, 2012 and a notional amount of $25 million. The July 30, 2012 agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 0.87% and receives payments from the counterparty on the 1-month LIBOR rate. This swap has an effective date of August 13, 2012 and a notional amount of $25 million. The changes in the fair value of the interest rate swap agreements (unrealized gains and losses) are recorded in earnings. We will continue to evaluate interest rate swap pricing and we may or may not enter into additional interest rate swap agreements in the future.

Our growth depends upon our ability to retain and attract a sufficient number of qualified employees.

To a large extent, our growth strategy depends on the opening of new offices that focus primarily on purchasing Contracts and making direct loans in markets we have not previously served. Future expansion of our branch office network depends, in part, upon our ability to attract and retain qualified and experienced office managers and the ability of such managers to develop relationships with dealers that serve those markets. We generally do not open a new office until we have located and hired a qualified and experienced individual to manage the office. Typically, this individual will be familiar with local market conditions and have existing relationships with dealers in the area to be served. Although we believe that we can attract and retain qualified and experienced personnel as we proceed with planned expansion into new markets, no assurance can be given that we will be successful in doing so. Competition to hire personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our origination, delinquency, default and net loss rates and, ultimately, our business and financial condition.

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

Some litigation against us could take the form of class action complaints by consumers. As the assignee of Contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of actions can be substantial. The relief requested by the plaintiffs varies but may include requests for compensatory, statutory and punitive damages. We also are periodically subject to other kinds of litigation typically experienced by businesses such as ours, including employment disputes and breach of contract claims. No assurances can be given that we will not experience material financial losses in the future as a result of litigation or other legal proceedings.

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

We are subject to many other laws and governmental regulations, and any material violations of or changes in these laws or regulations could have a material adverse effect on our financial condition and business operations.

Our financing operations are subject to regulation, supervision and licensing under various other federal, state and local statutes and ordinances. Additionally, the procedures that we must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which we do business. The various federal, state and local statutes, regulations, and ordinances applicable to our business govern, among other things:

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

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. Our failure, or the failure by dealers who originate the Contracts we purchase, to maintain all requisite licenses and permits, and to comply with other regulatory requirements, could result in consumers having rights of rescission and other remedies that could have a material adverse effect on our financial condition. Furthermore, any changes in applicable laws, rules and regulations, such as the passage of the Dodd-Frank Act and the creation of the CFPB, may make our compliance therewith more difficult or expensive or otherwise materially adversely affect our business and financial condition.

Our Chief Executive Officer holds a significant percentage of our common stock and may take actions adverse to your interests.

Peter L. Vosotas, our Chairman of the Board, President and Chief Executive Officer, owned approximately 13.6% of our common stock as of June 1, 2013. As a result, he may be able to influence matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions, such as mergers, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination, which could cause the market price of our common stock to fall or prevent you from receiving a premium in such transaction.

Our stock is lightly traded, which may limit your ability to resell your shares.

The average daily trading volume of our shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2013 was approximately 23,487 shares. Thus, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its Corporate Headquarters and branch office facilities. The Company’s Headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 15,000 square feet of office space leased at an annual rate of approximately $21.00 per square foot. The current lease relating to this space was renewed in March 2013 and expires in March 2014.

Each of the Company’s 64 branch offices located in Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia consists of approximately 1,200 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $10.00 to $35.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

The following table sets forth the high and low sales prices of the Company’s common stock for the fiscal years ended March 31, 2013 and 2012, respectively.

	High	Low
Fiscal year ended March 31, 2013
First Quarter	$13.60	$12.07
Second Quarter	$14.30	$12.50
Third Quarter	$14.80	$11.71
Fourth Quarter	$15.15	$12.50

	High	Low
Fiscal year ended March 31, 2012
First Quarter	$13.61	$11.40
Second Quarter	$12.60	$9.26
Third Quarter	$12.92	$9.08
Fourth Quarter	$14.41	$12.17

As of June 1, 2013, there were approximately 1,800 holders of record of the Company’s common stock.

During the fiscal year ended March 31, 2013, four quarterly cash dividends and a one-time special cash dividend were declared and paid. On May 2, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock payable on June 6, 2012. On August 8, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock paid on September 6, 2012. On November 9, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock payable on December 6, 2012. On December 11, 2012, the Company’s Board of Directors declared a special dividend of $2.00 per share of common stock payable on December 28, 2012. Finally, on February 19, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock payable on March 29, 2013. Since our fiscal year ended March 31, 2013, one quarterly dividend has been declared. On May 7, 2013 the Board of Directors announced a quarterly cash dividend of $0.12 per share of common stock, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013. Any payments of future cash dividends and the amounts thereof will be dependent upon the Company’s earnings, financial measurements as described in its current line of credit facility, and other factors deemed relevant by the Board of Directors.

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

Canada and the United States of America are signatories to the Convention Between the United States of America and Canada With Respect to Taxes on Income and on Capital (the “Tax Treaty”). The Tax Treaty contains provisions governing the tax treatment of interest, dividends, gains and royalties paid to or received by a person residing in the United States. The Tax Treaty also contains provisions to prevent the occurrence of double taxation, essentially by permitting the taxpayer to claim a tax credit for taxes paid in the foreign jurisdiction.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2013, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	473,446	$5.63	157,025
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	473,446	$5.63	157,025

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Common shares for the five-year period ended March 31, 2013, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (Dow Jones US General Financial Index). The stock performance graph assumes that the value of the investment in each of the Company’s Common shares, the NASDAQ Composite Index and the Dow Jones US General Financial Index was $100 on April 1, 2008 and that all dividends were reinvested.

The graph displayed below is presented in accordance with SEC requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	04/01/2008	03/31/2009	03/31/2010	03/31/2011	03/31/2012	03/31/2013
Nicholas Financial, Inc.	$100.00	$42.46	$134.96	$217.51	$240.51	$305.94
NASDAQ Composite	100.00	67.07	105.22	122.02	135.65	143.37
Dow Jones US General Financial Index	100.00	46.35	73.29	75.98	77.18	93.82

Item 6. Selected Financial Data

The following tables present selected consolidated financial data of the Company as of and for the fiscal years ended March 31, 2013, 2012, 2011, 2010 and 2009. The selected consolidated financial data have been derived from our consolidated financial statements and have been revised as discussed in Note 2 to our consolidated financial statements included elsewhere in this Report. All historical share and per share amounts have been restated for all periods presented to reflect a 10% stock dividend paid on December 7, 2009 to shareholders of record as of the close of business on November 20, 2009.

You should read the selected consolidated financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report.

	Fiscal Year ended March 31,
	2013	2012	2011	2010	2009
Statement of Operations Data
Interest income on finance receivables*	$82,072,643	$80,470,980	$73,661,457	$65,571,587	$62,137,387
Sales	37,803	44,070	53,622	68,117	69,933

	82,110,446	80,515,050	73,715,079	65,639,704	62,207,320
Interest expense	5,120,827	4,891,854	5,599,951	5,169,736	5,384,532
Provision for credit losses*	13,391,875	12,367,593	15,611,544	20,567,707	25,571,453
Salaries and employee benefits	18,325,945	17,582,967	16,430,763	14,380,695	13,349,523
Change in fair value of interest rate swaps	504,852	—	(495,136)	(1,034,869)	1,530,005
Other expenses	12,280,792	9,524,361	9,280,923	8,984,047	8,900,260

	49,624,291	44,366,775	46,428,045	48,067,316	54,735,773

Operating income before income taxes*	32,486,155	36,148,275	27,287,034	17,572,388	7,471,547
Income tax expense*	12,545,209	13,926,516	10,518,740	6,755,850	2,803,627

Net income*	$19,940,946	$22,221,759	$16,768,294	$10,816,538	$4,667,920

Earnings per share – basic:	$1.66	$1.89	$1.44	$0.94	$0.41

Weighted average shares outstanding	11,977,174	11,747,160	11,607,341	11,470,318	11,273,811

Earnings per share – diluted:	$1.63	$1.85	$1.41	$0.93	$0.41

Weighted average shares outstanding	12,218,416	12,033,131	11,893,518	11,689,123	11,440,313

	As of and for the Fiscal Year ended March 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
Total assets	$263,835,468	$256,560,144	$242,975,768	$213,505,606	$197,199,732
Finance receivables, net	249,825,801	241,253,430	229,082,589	201,418,259	185,750,682
Line of credit	125,500,000	112,000,000	118,000,000	107,274,971	102,030,195
Shareholders’ equity*	126,965,096	135,263,161	114,546,111	96,984,906	84,435,270

Operating Data
Return on average assets	7.66%	8.90%	7.35%	5.27%	2.41%
Return on average equity	15.21%	17.79%	15.85%	11.92%	5.73%
Gross portfolio yield (1)*	29.22%	29.48%	29.35%	29.33%	29.96%
Pre-tax yield (1)*	11.82%	13.31%	10.75%	7.47%	4.46%
Total delinquencies over 30 days	3.78%	3.01%	2.21%	3.16%	4.20%
Write-off to liquidation (1)	6.81%	5.66%	6.18%	9.87%	12.39%
Net charge-off percentage (1)	5.88%	4.59%	4.65%	7.37%	9.93%
Automobile Finance Data & Direct Loan Origination
Contracts purchased/direct loans originated	$160,077,713	$152,315,679	$151,874,846	$125,315,736	$117,653,858
Average dealer discount*	8.54%	9.23%	9.55%	9.91%	9.84%
Weighted average contractual rate (1)	23.43%	23.93%	23.66%	23.62%	24.17%
Number of branch locations	64	60	56	52	48

(1)	See the definitions set forth in the notes to the Portfolio Summary table on pages 20 and 21 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”
*	These amounts for 2009 through 2012 have been revised as discussed in Note 2 to the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada conducts its business activities through two wholly-owned Florida corporations: Nicholas Financial, which purchases and services Contracts, makes direct loans and sells consumer-finance related products; and NDS, which supports and updates certain computer application software. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for each of the fiscal years ended March 31, 2013, 2012, and 2011. Nicholas Financial-Canada, Nicholas Financial and Nicholas Data Services are collectively referred to herein as the “Company”.

Strategic Alternatives

On March 20, 2013, the Company announced that its Board of Directors has retained Janney Montgomery Scott LLC as its independent financial advisor to assist the Board of Directors in evaluating possible strategic alternatives for the Company, including, but not limited to, the possible sale of the Company or certain of its assets, potential acquisition and expansion opportunities, and/or a possible debt or equity financing. The Company also announced that it has received an unsolicited, non-binding indication of interest from a potential third-party acquirer. As of the date of this Report, the Board of Directors is continuing to evaluate possible strategic alternatives and their implications. No assurances can be given as to whether any particular strategic alternative for the Company will be recommended or undertaken or, if so, upon what terms and conditions.

Corrections to Consolidated Financial Statements

In connection with the audit of our consolidated financial statements for the fiscal year ended March 31, 2013, the Company determined that it was necessary to correct its consolidated financial statements for the fiscal years ended March 31, 2012 and 2011, respectively, as discussed below.

One of the corrections is related to the accounting treatment for dealer discounts. A dealer discount represents the difference between the amount of a finance receivable, net of unearned interest, based on the terms of a Contract with the borrower, and the amount of money the Company actually pays the dealer for the Contract. Prior to the correction, based on past industry practices, Contracts were recorded at the net initial investment with the gross Contract balance recorded offset by the dealer discounts which were recorded as an allowance for credit losses for the acquired Contracts. The Company determined that this accounting treatment was incorrect as U.S. GAAP prohibits carrying over valuation allowances in the initial accounting for acquired loans. Accordingly, the Company has now applied an acceptable method under U.S. GAAP, deferring and netting dealer discounts against finance receivables as unearned discounts, and recognizing dealer discounts into income as an adjustment to yield over the life of the loan using the interest method.

As a result, the allowance for loan losses is now established solely through charges to earnings through the provision for credit losses. The Company has evaluated the significance of the departure from U.S. GAAP to the consolidated financial statements. Under both the former accounting policy and U.S. GAAP, the dealer discount remains a reduction of gross finance receivables in arriving at the carrying amount of finance receivables, net. Accordingly, finance receivables continue to be initially recorded at the net initial investment at the time of purchase. Subsequently, the allowance for credit losses is maintained at an amount that reduces the net carrying amount of finance receivables. The change in this accounting presentation does not result in a change to the net carrying amount of finance receivables or to net income as historical losses incurred, and estimated incurred losses as of the balance sheet date, are generally in excess of the original dealer discount. The removal of the dealer discount from the allowance requires an equal replacement of provision expense as that portion of the allowance is necessary to absorb probable incurred losses. This correction also did not have an impact on previously reported assets, liabilities, working capital, equity, earnings, or cash flows.

The second correction related to the accounting treatment and presentation of certain fees charged to dealers and costs incurred in purchasing loans from dealers. Such costs related principally to evaluating borrowers subject to Contracts in relation to the Company’s underwriting guidelines in making a determination to acquire Contracts. Prior to the correction, fees charged to dealers were reduced by certain costs incurred to purchase Contracts, deferred on a net basis and then amortized into income over the lives of the loans using the interest method. Under U.S. GAAP, the fees charged to dealers are considered to be a part of the unearned dealer discount as they are a determinant of the net amount of cash paid to the dealer. Further, U.S. GAAP specifies that costs incurred in connection with acquiring purchased loans or committing to purchase loans shall be charged to expense as incurred. Such costs do not qualify as origination costs to be deferred as the Contracts have already been originated by the dealers. The Company evaluated the significance of the departure from U.S. GAAP to the consolidated financial statements. After an adjustment to beginning equity and the opening balance of unearned dealer discounts, net of tax, for the initial period presented, there is a limited effect on earnings and no impact on cash flows.

Management corrected the errors and retroactively adjusted amounts in all periods presented to ensure the errors would not result in a material difference in future periods.

The changes to the Company’s consolidated financial statements for Fiscal 2012 and Fiscal 2011 resulting from such corrections are set forth in “Note 2. Summary of Significant Accounting Policies – Corrections” to the consolidated financial statements of the Company included in “Item 8. Financial Statements and Supplementary Data” of this Report.

The selected financial data and other financial information appearing elsewhere in this Report (including such financial data for periods prior to Fiscal 2011) has also been revised in light of the foregoing corrections. The changes resulting from such corrections are immaterial and, accordingly, we are not amending or restating any previously filed SEC reports or the consolidated financials included therein.

Portfolio Summary

The Company’s consolidated revenues increased for the fiscal year ended March 31, 2013 to $82.1 million as compared to $80.5 million and $73.7 million for the fiscal years ended March 31, 2012 and 2011, respectively. The Company’s consolidated net income decreased for the fiscal year ended March 31, 2013 to $19.9 million as compared to $22.2 million and $16.8 million for the fiscal years ended March 31, 2012 and 2011, respectively. The Company’s earnings were negatively impacted by an increase in the net charge-off percentage to 5.88% for the fiscal year ended March 31, 2013 as compared to 4.59% for the fiscal year ended March 31, 2012. The Company believes the increase in the charge-off percentage was primarily attributable to an increase in competition. Historically, when competition has increased, the Company has experienced higher losses, decreased contract origination and as a result reduced profits. While it is difficult to predict the level of competition long-term, the Company believes the current competitive environment will be prevalent throughout fiscal 2014. The average dealer discount associated with new volume for the fiscal years ended March 31, 2013, 2012, and 2011 was 8.54%, 9.23%, 9.55%, respectively.

Portfolio Summary	Fiscal Year ended March 31,
	2013	2012	2011
Average finance receivables, net of unearned interest (1)	$280,916,731	$272,979,496	$250,962,519

Average indebtedness (2)	$115,157,810	$115,688,980	$113,833,641

Interest and fee income on finance receivables (3)*	$82,072,643	$80,470,980	$73,661,457
Interest expense	$5,120,827	$4,891,854	$5,599,951

Net interest and fee income on finance receivables*	$76,951,816	$75,579,126	$68,061,506

Weighted average contractual rate (4)	23.43%	23.93%	23.66%

Average cost of borrowed funds (2)	4.45%	4.23%	4.92%

Gross portfolio yield (5)*	29.22%	29.48%	29.35%
Interest expense as a percentage of average finance receivables, net of unearned interest	1.82%	1.79%	2.23%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest*	4.77%	4.53%	6.22%

Net portfolio yield (5)*	22.63%	23.16%	20.90%
Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	10.81%	9.85%	10.15%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)*	11.82%	13.31%	10.75%

Write-off to liquidation (8)	6.81%	5.66%	6.18%

Net charge-off percentage (9)	5.88%	4.59%	4.65%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Company’s line of credit facility. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents interest and fee income on finance receivables minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $220,000 for each of the fiscal years ended March 31, 2013 and 2012, respectively. The numerators for the fiscal years ended March 31, 2013 and 2012 include a tax associated with cash dividends. In December 2012, this amount was substantial due to a $2.00 special cash dividend. Absent the dividend tax, the percentages would have 10.28% and 9.78% for the fiscal years ended March 31, 2013 and 2012, respectively.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.
*	These amounts for 2009 through 2012 have been revised as discussed in Note 2 to the consolidated financial statements.

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the credit quality of the customer, the wholesale value of the vehicle, and competition in any given market. The automotive dealer accepts these terms by executing a dealer agreement with the Company. The entire amount of discount is related to credit quality and is amortized as an adjustment to yield using the interest method over the life of the loan.

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

Fiscal 2013 Compared to Fiscal 2012

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 2% to $82.1 million in fiscal 2013 from $80.5 million in fiscal 2012. The average finance receivables, net of unearned interest, totaled $280.9 million for the fiscal year ended March 31, 2013, an increase of 3% from $273.0 million for the fiscal year ended March 31, 2012. The primary reason average finance receivables, net of unearned interest, increased was the opening of four branch offices during fiscal 2013. The gross finance receivable balance increased 2% to $395.7 million at March 31, 2013 from $389.0 million at March 31, 2012. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 29.22% for the fiscal year ended March 31, 2013 from 29.48% for the fiscal year ended March 31, 2012. The net portfolio yield decreased to 22.63% for the fiscal year ended March 31, 2013 from 23.16% for the fiscal year ended March 31, 2012. The gross portfolio yield decreased primarily as the result of a lower weighted APR and a reduction of the average dealer discount on acquired loans. The net portfolio yield decreased primarily due to the increase in provisions for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, and administrative expenses increased to $30.6 million for the fiscal year ended March 31, 2013 from $27.1 million for the fiscal year ended March 31, 2012. The increase of 13% was primarily attributable the dividend tax related to the $2.00 per share cash dividend. The remaining increase was primarily attributable to the opening of four new branch locations. The Company increased the average headcount to 309 for the fiscal year ended March 31, 2013 from 293 for the fiscal year ended March 31, 2012. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest, increased to 10.81% for the fiscal year ended March 31, 2013 from 9.85% for the fiscal year ended March 31, 2012.

Interest Expense

Interest expense increased to $5.1 million for the fiscal year ended March 31, 2013 as compared to $4.9 million for the fiscal year ended March 31, 2012. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2013	2012
Variable interest under the line of credit facility	0.47%	0.48%
Settlements under interest rate swap agreements	0.24%	0.00%
Credit spread under the line of credit facility	3.74%	3.75%

Average cost of borrowed funds	4.45%	4.23%

The primary reason that the Company’s average cost of funds increased for the fiscal year ended March 31, 2013 as compared to the preceding fiscal year was the presence of costs associated with settlements under interest rate swap agreements during fiscal 2013.

For a further discussion regarding the Company’s line of credit, see “— Liquidity and Capital Resources” below and note 5 (“Line of Credit”) to our audited consolidated financial statements included elsewhere in this Report.

The weighted average notional amount of interest rate swaps was $35.8 million at a weighted average fixed rate of 0.94% during the fiscal year ended March 31, 2013. For a further discussion regarding the effect of our interest rate swap agreements, see note 6 (“Interest Rate Swap Agreements”) to our audited consolidated financial statements included elsewhere in this Report.

Analysis of Credit Losses

As of March 31, 2013, the Company had 1,347 active static pools. The average pool upon inception consisted of 58 Contracts with aggregate finance receivables, net of unearned interest, of approximately $590,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31. See Note 2 regarding corrections to the 2012 amounts.

	2013	2012
Balance at beginning of year	$19,499,208	$19,952,595
Current year provision	13,252,382	12,185,529
Losses absorbed	(19,851,080)	(14,971,422)
Recoveries	3,190,142	2,405,750
Discounts accreted	—	(73,244)

Balance at end of year	$16,090,652	$19,499,208

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the fiscal years ended March 31:

	2013	2012
Balance at beginning of year	$492,184	$378,418
Current year provision	139,493	182,062
Losses absorbed	(190,871)	(93,041)
Recoveries	27,111	24,745

Balance at end of year	$467,917	$492,184

The average dealer discount associated with new volume for the fiscal years ended March 31, 2013 and 2012 was 8.54% and 9.23%, respectively.

The provision for credit losses increased to $13.4 million for the fiscal year ended March 31, 2013 from $12.4 million for the fiscal year ended March 31, 2012, largely due to the fact that net charge offs increased during fiscal 2013.

The Company’s losses as a percentage of liquidation increased to 6.81% for the fiscal year ended March 31, 2013 as compared to 5.66% for the fiscal year ended March 31, 2012. This increase was primarily the result of increased competition in all markets that the Company presently operates in. Increased competition has led to a higher percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines. The Company also experienced a decrease in auction prices from fiscal year 2012 to fiscal year 2013. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the fiscal years ended March 31, 2013, 2012, and 2011, auction proceeds from the sale of repossessed vehicles averaged approximately 52%, 57%, and 52%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 17.62% and 16.80% for the fiscal years ended March 31, 2013 and 2012, respectively. Historically, recoveries as a percentage of charge-offs have fluctuated from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event.

The delinquency percentage for Contracts more than thirty days past due as of March 31, 2013 increased to 3.78% from 3.01% as of March 31, 2012. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2013 increased to 1.23% from 1.09% as of March 31, 2012. The delinquency percentage increases reflect portfolio weakness that generally manifests itself in increased future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

The Company considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; competition; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. While unemployment rates have stabilized somewhat, they remain elevated, which will make it difficult for improvement in loss rates. The longer term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate, the rationale or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion.

Income Taxes

The provision for income taxes decreased to approximately $12.5 million in fiscal 2013 from approximately $13.9 million in fiscal 2012 primarily as a result of lower pretax income. The Company’s effective tax rate was consistent, increasing slightly to 38.61% in fiscal 2013 from 38.52% in fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 9% to $80.5 million in fiscal 2012 from $73.7 million in fiscal 2011. The average finance receivables, net of unearned interest, totaled $273.0 million for the fiscal year ended March 31, 2012, an increase of 9% from $251.0 million for the fiscal year ended March 31, 2011. The primary reason average finance receivables, net of unearned interest, increased was the development of new markets in Missouri, South Carolina, Ohio, and Alabama. The gross finance receivable balance increased 4% to $389.0 million at March 31, 2012 from $373.0 million at March 31, 2011. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield increased to 29.48% for the fiscal year ended March 31, 2012 from 29.35% for the fiscal year ended March 31, 2011. The net portfolio yield increased to 23.16% for the fiscal year ended March 31, 2012 from 20.90% for the fiscal year ended March 31, 2011. The gross portfolio yield increased primarily due to an unchanged weighted APR earned on finance receivables. The net portfolio yield increased primarily due to the increase in the weighted APR, but was partially offset by a reduction of the average dealer discount on acquired loans. The Company has experienced favorable variances between projected write-offs and actual write-offs on certain pools, which resulted in an increase in expected future cash flows. Accordingly, the amount of provision necessary to maintain an adequate allowance to absorb losses in the existing portfolio was less than the provision in fiscal 2011. As a result, the provision for credit losses was less than write offs during the current periods. More specifically, during the fourth quarter of fiscal 2012 actual losses were considerably lower than expected while auction prices of repossessed vehicles being at historically high levels.

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

The primary reason that the Company’s average cost of funds decreased for the fiscal year ended March 31, 2012 as compared to the preceding fiscal year was the absence of costs associated with settlements under interest rate swap agreements during such period, which costs were incurred during fiscal year ended March 31, 2011.

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

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31. See Note 2 regarding corrections to the 2012 and 2011 amounts.

	2012	2011
Balance at beginning of year	$19,952,595	$16,383,893
Current year provision	12,185,529	15,485,607
Losses absorbed	(14,971,422)	(14,036,888)
Recoveries	2,405,750	2,255,683
Discounts accreted	(73,244)	(135,700)

Balance at end of year	$19,499,208	$19,952,595

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the fiscal years ended March 31:

	2012	2011
Balance at beginning of year	$378,418	$382,869
Current year provision	182,062	125,937
Losses absorbed	(93,041)	(173,970)
Recoveries	24,745	43,582

Balance at end of year	$492,184	$378,418

The provision for credit losses decreased to $12.4 million for the fiscal year ended March 31, 2012 from $15.6 million for the fiscal year ended March 31, 2011, largely due to the fact that net charge offs during fiscal 2012 were less than the expected charge-offs previously contemplated in the allowance for loan losses. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb losses in the existing portfolio was less than the provision for prior periods.

The Company’s losses as a percentage of liquidation decreased to 5.66% for the fiscal year ended March 31, 2012 as compared to 6.18% for the fiscal year ended March 31, 2011. The Company experienced improvements in the quality of its Contracts in fiscal 2012 as compared to fiscal 2011 due to an increase in auction prices, and an increased focus on collections. Increased auction proceeds from repossessed vehicles reduced the amount of write-offs which, in turn, lowered the write-off to liquidation percentage. During the fiscal years ended March 31, 2012, 2011, and 2010, auction proceeds from the sale of repossessed vehicles averaged approximately 57%, 52%, and 45%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 16.80% and 17.90% for the fiscal years ended March 31, 2012 and 2011, respectively. Historically, recoveries as a percentage of charge-offs have fluctuated from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event.

The delinquency percentage for Contracts more than thirty days past due as of March 31, 2012 increased to 3.01% from 2.21% as of March 31, 2011. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2012 decreased to 1.09% from 1.13% as of March 31, 2011. The delinquency percentage increase for Contracts reflects portfolio weakness that generally manifests itself in increased future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

The Company considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; competition; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. While unemployment rates have stabilized somewhat, they remain elevated, which makes it difficult for additional improvements in loss rates in the foreseeable future. The longer term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate, the rationale or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion.

Income Taxes

The provision for income taxes increased to approximately $13.9 million in fiscal 2012 from approximately $10.5 million in fiscal 2011 primarily as a result of higher pretax income. The Company’s effective tax rate decreased to 38.52% in fiscal 2012 from 38.54% in fiscal 2011.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31,
	2013	2012	2011
Cash provided by (used in):
Operations	$25,620,155	$21,874,879	$21,357,624
Investing activities - (primarily purchases of Contracts)	(10,568,710)	(12,756,214)	(32,670,442)
Financing activities	(15,056,783)	(8,333,151)	11,796,464

Net (decrease) increase in cash	$(5,338)	$785,514	$483,646

The Company’s primary use of working capital for the fiscal year ended March 31, 2012, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of November 30, 2014. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of March 31, 2013, the amount outstanding under the Line was $125.5 million, and the amount available under the Line was $24.5 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line increased by $13.5 million as of March 31, 2013 as compared to March 31, 2012 and decreased by approximately $6.0 million as of March 31, 2012 as compared to March 31, 2011. The increase in the amount outstanding under the Line as of March 31, 2013 was principally related to the fact that the Company issued a special dividend of $2.00 per share in December 2012. The aggregate amount of the special dividend was $24.3 million and was partially offset by cash received from operations, which exceeded cash needed to fund new Contracts. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is currently in compliance with all of its debt covenants but, due to the current economic uncertainty, a breach of one or more of these covenants could occur prior to the maturity date of the Line, which is November 30, 2014. The Company’s consortium of lenders could place the Company in default if certain covenants were breached and take one or more of the following actions: increase the Company’s borrowing costs; restrict the Company’s ability to obtain additional borrowings under the Line; accelerate all amounts outstanding under the Line; or enforce its interests against collateral securing the Line. Although the Company believes that its lenders would continue to allow it to operate in the event of a condition of default, no assurances can be given in this regard.

For each of the past seven fiscal quarters the Company has declared a cash dividend to its shareholders. On May 2, 2012, the Board of Directors declared a quarterly cash dividend of $0.10 per Common share, payable on June 6, 2012 to shareholders of record as of May 30, 2012. On August 7, 2012, the Board of Directors declared a quarterly cash dividend of to $0.12 per Common share, payable on September 6, 2012 to shareholders of record as of August 30, 2012. On November 7, 2012, the Board of Directors declared a quarterly cash dividend of $0.12 per Common share, payable on December 6, 2012 to shareholders of record as of November 30, 2012. On December 11, 2012, the Board of Directors declared a special cash dividend equal to $2.00 per Common share, payable on December 28, 2012 to shareholders of record as of December 21, 2012. On February 19, 2013, the Company’s Board of Directors declared a quarterly cash dividend equal to $0.12 per Common share, payable on March 29, 2013 to shareholders of record as of March 22, 2013. Since our fiscal year ended March 31, 2013 one quarterly cash dividend has been declared. On May 7, 2013 the Board of Directors declared a quarterly cash dividend equal to $0.12 per Common share, payable on June 28, 2013 to shareholders of record as of June 21, 2013. The Company currently expects to continue to pay quarterly cash dividends for the foreseeable future, provided its future earnings meet expectations. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company’s earnings, financial and other covenants under the Line, and other factors deemed relevant by the Company’s Board of Directors.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2013.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,099,692	$1,396,115	$1,466,101	$237,476	$—
Line of credit[1]	125,500,000	—	125,500,000	—	—
Interest on line of credit[1]	9,307,917	5,584,750	3,723,167	—	—

Total	$137,907,609	$6,980,865	$130,689,268	$237,476	$—

[1]

The Company’s current Line matures on November 30, 2014. Interest on outstanding borrowings under the Line as of March 31, 2013 is based on an effective interest rate of 4.45%. The effective interest rate used in the above table does not contemplate the possibility of entering into additional interest rate swap agreements in the future.

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

The following financial statements are filed as part of this Report (see pages 29-53)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries (the “Company”) as of March 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company corrected errors related to dealer discounts as well as certain fees charged and costs incurred to acquire loans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 14, 2013 expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

June 14, 2013

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2013	2012
Assets
Cash	$2,797,716	$2,803,054
Finance receivables, net	249,825,801	241,253,430
Assets held for resale	1,203,664	1,373,001
Prepaid expenses and other assets	736,746	751,040
Income taxes receivable	102,999	497,535
Property and equipment, net	741,581	758,784
Deferred income taxes	8,426,961	9,123,300

Total assets	$263,835,468	$256,560,144

Liabilities and shareholders’ equity
Line of credit	$125,500,000	$112,000,000
Drafts payable	2,096,311	1,602,079
Accounts payable and accrued expenses	7,405,579	6,612,429
Deferred revenues	1,363,630	1,082,475
Interest rate swap agreements	504,852	—

Total liabilities	136,870,372	121,296,983

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,154,069 and 11,960,975 shares issued, respectively	30,031,548	28,426,043
Retained earnings	96,933,548	106,837,118

Total shareholders’ equity	126,965,096	135,263,161

Total liabilities and shareholders’ equity	$263,835,468	$256,560,144

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Year ended March 31,
	2013	2012	2011
Revenue:
Interest and fee income on finance receivables	$82,072,643	$80,470,980	$73,661,457
Sales	37,803	44,070	53,622

	82,110,446	80,515,050	73,715,079
Expenses:
Cost of sales	11,624	12,177	12,866
Marketing	1,452,659	1,252,854	1,224,484
Salaries and employee benefits	18,325,945	17,582,967	16,430,763
Administrative	9,039,688	7,791,840	7,776,887
Dividend tax	1,492,227	179,651	—
Provision for credit losses	13,391,875	12,367,593	15,611,544
Depreciation	284,594	287,839	266,686
Interest expense	5,120,827	4,891,854	5,599,951
Change in fair value of interest rate swap agreements	504,852	—	(495,136)

	49,624,291	44,366,775	46,428,045

Operating income before income taxes	32,486,155	36,148,275	27,287,034
Income tax expense	12,545,209	13,926,516	10,518,740

Net income	$19,940,946	$22,221,759	$16,768,294

Earnings per share:
Basic	$1.66	$1.89	$1.44

Diluted	$1.63	$1.85	$1.41

Dividends declared per share	$2.46	$0.30	$0.00

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Fiscal Year ended March 31,
	2013	2012	2011
Net income	$19,940,946	$22,221,759	$16,768,294
Other comprehensive income, net of tax
Reclassification adjustment for loss on interest rate swap agreements, net of tax of $110,452 for 2011	—	—	178,090

Comprehensive income	$19,940,946	$22,221,759	$16,946,384

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Loss	Earnings	Equity
Balance at March 31, 2010	11,718,870	$25,544,820	$(178,090)	$71,440,086	$96,806,816

Net income	—	—	—	16,768,294	16,768,294
Other comprehensive income, net of tax as applicable	—	—	178,090	—	178,090
Issuance of common stock under stock options	26,090	55,610	—	—	55,610
Grants of restricted share awards, net of forfeitures	54,000	—	—	—	—
Vested performance share awards	7,700	—	—	—	—
Excess tax benefit on share awards, net	—	76,973	—	—	76,973
Share-based compensation	—	660,328	—	—	660,328

Balance at March 31, 2011	11,806,660	$26,337,731	$—	$88,208,380	$114,546,111

Net income	—	—	—	22,221,759	22,221,759
Issuance of common stock under stock options	174,715	830,277	—	—	830,277
Grants of restricted share awards, net of forfeitures	(29,400)	—	—	—	—
Vested performance share awards	9,000	—	—	—	—
Excess tax benefit on share awards, net	—	706,123	—	—	706,123
Share-based compensation	—	551,912	—	—	551,912
Cash dividend	—	—	—	(3,593,021)	(3,593,021)

Balance at March 31, 2012	11,960,975	$28,426,043	$—	$106,837,118	$135,263,161

Net income	—	—	—	19,940,946	19,940,946
Issuance of common stock under stock options	97,594	612,465	—	—	612,465
Grants of restricted share awards, net of forfeitures	85,000	—	—	—	—
Vested performance share awards	10,500	—	—	—	—
Excess tax benefit on share awards, net	—	181,036	—	—	181,036
Share-based compensation	—	812,004	—	—	812,004
Cash dividend	—	—	—	(29,844,516)	(29,844,516)

Balance at March 31, 2013	12,154,069	$30,031,548	$—	$96,933,548	$126,965,096

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$19,940,946	$22,221,759	$16,768,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	284,594	287,839	266,686
Gain on sale of property and equipment	(11,339)	(26,945)	(25,792)
Provision for credit losses	13,391,875	12,367,593	15,611,544
Amortization of dealer discounts	(11,482,251)	(12,348,448)	(10,941,553)
Deferred income taxes	696,339	245,273	(1,440,668)
Share-based compensation	812,004	551,912	660,328
Change in fair value of interest rate swap agreements	504,852	—	(495,136)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	14,294	(70,425)	101,807
Accounts payable and accrued expenses	793,150	(596,958)	1,068,422
Income taxes receivable	394,536	(731,289)	(187,065)
Deferred revenues	281,155	(25,432)	(29,243)

Net cash provided by operating activities	25,620,155	21,874,879	21,357,624

Cash flows from investing activities:
Purchase and origination of finance contracts	(141,562,259)	(134,347,957)	(134,049,373)
Principal payments received	131,080,264	122,157,971	101,715,052
Decrease (increase) in assets held for resale	169,337	(317,861)	14,991
Purchase of property and equipment	(271,003)	(320,537)	(393,782)
Proceeds from sale of property and equipment	14,951	72,170	42,670

Net cash used in investing activities	(10,568,710)	(12,756,214)	(32,670,442)

Cash flows from financing activities:
Net proceeds (repayment of) from line of credit	13,500,000	(6,000,000)	10,725,029
Payment of cash dividend	(29,844,516)	(3,593,021)	—
Increase (decrease) in drafts payable	494,232	(276,530)	937,402
Proceeds from exercise of stock options	612,465	830,277	55,610
Excess tax benefits from exercise of stock options, vesting of restricted share awards and issuance of performance share awards	181,036	706,123	78,423

Net cash (used in) provided by financing activities	(15,056,783)	(8,333,151)	11,796,464

Net (decrease) increase in cash	(5,338)	785,514	483,646
Cash, beginning of year	2,803,054	2,017,540	1,533,894

Cash, end of year	$2,797,716	$2,803,054	$2,017,540

Supplemental disclosure of noncash investing and financing activities:
Decrease in accumulated other comprehensive loss for change in fair value of interest rate swap agreements	$—	$—	$178,090

Shortfall of tax benefits from vesting of restricted share awards and performance share awards	$—	$—	$(1,450)

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS is engaged principally in the development, marketing and support of computer application software. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, NFI also offers direct loans and sells consumer-finance related products. Both NDS and NFI are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Nicholas Financial – Canada and its wholly owned subsidiaries, NDS and NFI, collectively referred to as (the “Company”). All intercompany transactions and balances have been eliminated.

Error Corrections

The Company made error corrections for departures from U.S. GAAP and revised previously reported amounts.

One of the corrections is related to the accounting treatment for dealer discounts. A dealer discount represents the difference between the amount of a finance receivable, net of unearned interest, based on the terms of a Contract with the borrower, and the amount of money the Company actually pays the dealer for the Contract. Prior to the correction, based on past industry practices, Contracts were recorded at the net initial investment with the gross Contract balance recorded offset by the dealer discounts which were recorded as an allowance for credit losses for the acquired Contracts. The Company determined that this accounting treatment was incorrect as U.S. GAAP prohibits carrying over valuation allowances in the initial accounting for acquired loans. Accordingly, the Company has now applied an acceptable method under U.S. GAAP, deferring and netting dealer discounts against finance receivables as unearned discounts, and recognizing dealer discounts into income as an adjustment to yield over the life of the loan using the interest method.

As a result, the allowance for loan losses is now established solely through charges to earnings through the provision for credit losses. The Company has evaluated the significance of the departure from U.S. GAAP to the consolidated financial statements. Under both the former accounting policy and U.S. GAAP, the dealer discount remains a reduction of gross finance receivables in arriving at the carrying amount of finance receivables, net. Accordingly, finance receivables continue to be initially recorded at the net initial investment at the time of purchase. Subsequently, the allowance for credit losses is maintained at an amount that reduces the net carrying amount of finance receivables. The change in this accounting presentation does not result in a change to the net carrying amount of finance receivables or to net income as historical losses incurred, and estimated incurred losses as of the balance sheet date, are generally in excess of the original dealer discount. The removal of the dealer discount from the allowance requires an equal replacement of provision expense as that portion of the allowance is necessary to absorb probable incurred losses. This correction also did not have an impact on previously reported assets, liabilities, working capital, equity, earnings, or cash flows.

The second correction related to the accounting treatment and presentation of certain fees charged to dealers and costs incurred in purchasing loans from dealers. Such costs related principally to evaluating borrowers subject to Contracts in relation to the Company’s underwriting guidelines in making a determination to acquire Contracts. Prior to the correction, fees charged to dealers were reduced by certain costs incurred to purchase Contracts, deferred on a net basis and then amortized into income over the lives of the loans using the interest method. Under U.S. GAAP, the fees charged to dealers are considered to be a part of the unearned dealer discount as they are a determinant of the net amount of cash paid to the dealer. Further, U.S. GAAP specifies that costs incurred in connection with acquiring purchased loans or committing to purchase loans shall be charged to expense as incurred. Such costs do not qualify as origination costs to be deferred as the Contracts have already been originated by the dealers. The Company evaluated the significance of the departure from U.S. GAAP to the consolidated financial statements. After an adjustment to beginning equity and the opening balance of unearned dealer discounts, net of tax, for the initial period presented, there is a limited effect on earnings and no impact on cash flows.

The changes to consolidated financial statement captions and earnings per share, if any, are as follows.

2. Summary of Significant Accounting Policies (continued)

	2012 as Reported	Correction	2012 as Corrected
Consolidated Balance Sheet
Finance receivables, net	$242,348,521	$(1,095,091)	$241,253,430
Deferred income taxes	8,704,099	419,201	9,123,300
Retained earnings, March 31, 2012	107,513,008	(675,890)	106,837,118

	2012 as Reported	Correction	2012 as Corrected
Consolidated Statements of Income
Interest and fee income on finance receivables	$68,122,532	$12,348,448	$80,470,980
Provision for credit losses	5,319	12,362,274	12,367,593
Income tax expense	13,931,809	(5,293)	13,926,516
Operating income	36,162,101	(13,826)	36,148,275
Net income	22,230,292	(8,533)	22,221,759
Earnings per share - basic	1.89	—	1.89
Earnings per share - diluted	1.85	—	1.85

	2011 as Reported	Correction	2011 as Corrected
Interest and fee income on finance receivables	$62,719,904	$10,941,553	$73,661,457
Provision for credit losses	4,610,221	11,001,323	15,611,544
Income tax expense	10,541,620	(22,880)	10,518,740
Operating income	27,346,804	(59,770)	27,287,034
Net income	16,805,184	(36,890)	16,768,294
Earnings per share – basic	1.45	(.01)	1.44
Earnings per share - diluted	1.41	—	1.41

	Reported	Correction	As Corrected
Consolidated Statements of Shareholders’ Equity
Retained earnings, March 31, 2010	$72,070,553	$(630,467)	$71,440,086
Retained earnings, March 31, 2011	88,875,737	(667,357)	88,208,380

	2012 as Reported	Correction	2012 as Corrected
Consolidated Statements of Cash Flows (Operating Activities)
Net income	$22,230,292	$(8,533)	$22,221,759
Provision for credit losses	5,319	12,362,274	12,367,593
Deferred income taxes	250,566	(5,293)	245,273
Amortization of dealer discounts	—	(12,348,448)	(12,348,448)
Net cash provided by operating activities	21,874,879	—	21,874,879

2. Summary of Significant Accounting Policies (continued)

	2011 as Reported	Correction	2011 as Corrected
Net income	$16,805,184	$(36,890)	$16,768,294
Provision for credit losses	4,610,221	11,001,323	15,611,544
Deferred income taxes	(1,417,788)	(22,880)	(1,440,668)
Amortization of dealer discounts	—	(10,941,553)	(10,941,553)
Net cash provided by operating activities	21,357,624	—	21,357,624

In addition the Company has corrected these errors in the finance receivables disclosures in Note 3 as follows:

Contracts included in finance receivables are detailed as follows:

	2012 as Reported	Correction	2012 as Corrected
Indirect finance receivables, gross contract	$382,766,667	$—	$382,766,667
Unearned interest	(109,456,018)	—	(109,456,018)

Indirect finance receivables, net of unearned interest	273,310,649	—	273,310,649
Unearned dealer discounts	—	(17,091,567)	(17,091,567)

Indirect finance receivable, net of unearned interest and dealer discounts	273,310,649	(17,091,567)	256,219,082
Allowance for credit losses	(35,495,684)	15,996,476	(19,499,208)

Indirect finance receivables, net	$237,814,965	$(1,095,091)	$236,719,874

	2011 as Reported	Correction	2011 as Corrected
Indirect finance receivables, gross contract	$368,099,418	$—	$368,099,418
Unearned interest	(105,622,007)	—	(105,622,007)

Indirect finance receivables, net of unearned interest	262,477,411	—	262,477,411
Unearned dealer discounts	—	(17,024,119)	(17,024,119)

Indirect finance receivable, net of unearned interest and dealer discounts	262,477,411	(17,024,119)	245,453,292
Allowance for credit losses	(35,895,449)	15,942,854	(19,952,595)

Indirect finance receivables, net	$226,581,962	$(1,081,265)	$225,500,697

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	2012 as Reported	Correction	2012 as Corrected
Balance at beginning of year	$35,895,449	$(15,942,854)	$19,952,595
Discounts acquired on new volume	12,415,896	(12,415,896)	—
Provision for credit losses	(176,745)	12,362,274	12,185,529
Losses absorbed	(14,971,422)	—	(14,971,422)
Recoveries	2,405,750	—	2,405,750
Discounts accreted	(73,244)	—	(73,244)

Balance at end of year	$35,495,684	$(15,996,476)	$19,499,208

2. Summary of Significant Accounting Policies (continued)

	2011 as Reported	Correction	2011 as Corrected
Balance at beginning of year	$30,408,578	$(14,024,685)	$16,383,893
Discounts acquired on new volume	12,919,492	(12,919,492)	—
Provision for credit losses	4,484,284	11,001,323	15,485,607
Losses absorbed	(14,036,888)	—	(14,036,888)
Recoveries	2,255,683	—	2,255,683
Discounts accreted	(135,700)	—	(135,700)

Balance at end of year	$35,895,449	$(15,942,854)	$19,952,595

Dividend

During fiscal year 2013, four quarterly cash dividends and a one-time special cash dividend were declared. On May 2, 2012, the Company’s Board of Directors announced a quarterly cash dividend of $0.10 to be paid on June 6, 2012. On August 8, 2012, the Company’s Board of Directors announced a quarterly cash dividend of $0.12 per share of common stock paid on September 6, 2012. On November 9, 2012, the Company’s Board of Directors announced a quarterly cash dividend of $0.12 per share of common stock paid on December 6, 2012. On December 11, 2012, the Company’s Board of Directors announced a special dividend of $2.00 per share of common stock paid on December 28, 2012. On February 19, 2013, the Company’s Board of Directors declared another quarterly dividend equal to $0.12 per common share, to be paid on March 29, 2013. Subsequent to March 31, 2013 one quarterly dividend was declared. On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013.

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

Payment of cash dividends results in a 5% withholding tax payable by the Company under the Canada-United States Income Tax Convention which is included in earnings under the caption of dividend tax.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables and the fair value of interest rate swap agreements.

Finance Receivables

Finance receivables are recorded at cost, net of unearned interest, unearned dealer discounts and the allowance for credit losses. The amount of unearned interest, discounts and allowance for credit losses as of March 31, 2013 and March 31, 2012 are approximately $143,627,000 and $146,047,000, respectively.

Allowance for Credit Losses

The allowance for credit losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). The Company aggregates Contracts into static pools consisting of Contracts purchased during a three-month period for each branch location as management considers these pools to have similar risk characteristics. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The Company also considers the remaining level of unearned dealer discounts. As conditions change, the Company’s level of provisioning and allowance may change as well.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest or penalties during the three years ended March 31, 2013.

The Company files income tax returns in the U.S. Federal jurisdiction and various State jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for years before 2011. State jurisdictions that remain subject to examination range from 2008 to 2012. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. As of March 31, 2013, 2012 and 2011 the amount of gross finance receivables not accruing interest was approximately $4,132,000, $2,572,000 and $2,035,000, respectively.

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the fiscal years ended March 31, 2013, 2012, and 2011 was 8.54%, 9.23%, and 9.55%, respectively.

2. Summary of Significant Accounting Policies (continued)

The amount of future unearned income is computed as the product of the Contract rate, the Contract term and the Contract amount.

Deferred revenues consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident and health insurance, credit life insurance and forced placed automobile insurance. These commissions are amortized over the life of the contract using the interest method.

The Company’s net costs for originating direct loans are recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method.

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

Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Fiscal Year ended March 31,
	2013	2012	2011
Numerator for earnings per share – net income	$19,940,946	$22,221,759	$16,768,294

Denominator:
Denominator for basic earnings per share – weighted average shares	11,977,174	11,747,160	11,607,341
Effect of dilutive securities:
Stock options and other share awards	241,242	285,971	286,177

Denominator for diluted earnings per share	12,218,416	12,033,131	11,893,518

Earnings per share – basic	$1.66	$1.89	$1.44

Earnings per share – diluted	$1.63	$1.85	$1.41

Diluted earnings per share does not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 120,200, 53,500 and 28,500 stock options were not included in the computation of diluted earnings per share for the years ended March 31, 2013, 2012 and 2011 respectively, because their effect would have been anti-dilutive.

Share-Based Payments

The grant date fair value of share awards is recognized in earnings over the requisite service period (presumptively the vesting period). The Company estimates the fair value of option awards using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the options. Expected volatility is based upon the historical volatility for the previous period equal to the expected term of the options. The expected term is based upon the average life of previously issued options. The expected dividend yield is based upon the current yield on date of grant. The fair value of non-vested restricted and performance shares are measured at the market price of a share on a grant date.

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

The Company operates in fifteen states through its sixty-four branch locations. Florida represents 33% of the finance receivables total as of March 31, 2013. Ohio represents 14%, Georgia represents 10% and North Carolina represents 8% of the finance receivables total as of March 31, 2013. Of the remaining eleven states, no one state represents more than 7% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

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

Interest Rate Swaps

Interest rate swap agreements were reported as either assets or liabilities in the consolidated balance sheet at fair value. For interest rate swap agreements previously designated and qualifying as cash flow hedges, gains or losses on the effective portion of the hedge were initially included as a component of other comprehensive income and are subsequently reclassified into earnings when interest on the related debt was paid. For interest rate swap agreements which were not designated and qualifying as hedges, the changes in the fair value are recorded in earnings. The Company does not use interest rate swaps for speculative purposes. See note 6 – “Interest Rate Swap Agreements”.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is composed entirely of previous mark-to-market adjustments of designated and qualifying cash flow hedges, net of the related tax effect.

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2013, 2012 and 2011 was approximately $11,273,000, $13,764,000 and $12,068,000, respectively. Cash paid for interest for the years ended March 31, 2013, 2012 and 2011 was approximately $5,043,000, $4,878,000 and $5,720,000, respectively.

Recent Accounting Pronouncements

During the year, the Company adopted the Financial Accounting Standards Board’s issued Accounting Standards Update (“ASU”) 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 did not extend the use of fair value accounting, but provides clarification of existing guidance and additional disclosures. The adoption did not have an impact on the Company’s financial condition, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA and the SEC, did not have a material impact on the Company’s present or future consolidated financial statements.

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

3. Finance Receivables (continued)

Contracts included in finance receivables are detailed as follows as of fiscal years ended March 31:

	2013	2012	2011
Indirect finance receivables, gross contract	$386,940,093	$382,766,667	$368,099,418
Unearned interest	(111,121,493)	(109,456,018)	(105,622,007)

Indirect finance receivables, net of unearned interest	275,818,600	273,310,649	262,477,411
Unearned dealer discounts	(16,415,169)	(17,091,567)	(17,024,119)

Indirect finance receivables, net of unearned interest and unearned dealer discounts	259,403,431	256,219,082	245,453,292
Allowance for credit losses	(16,090,652)	(19,499,208)	(19,952,595)

Indirect finance receivables, net	$243,312,779	$236,719,874	$225,500,697

The terms of the Contracts range from 12 to 72 months and bear a weighted average contractual interest rate of 23.34% and 23.58% as of March 31, 2013 and 2012, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2013	2012	2011
Balance at beginning of year	$19,499,208	$19,952,595	$16,383,893
Provision for credit losses	13,252,382	12,185,529	15,485,607
Losses absorbed	(19,851,080)	(14,971,422)	(14,036,888)
Recoveries	3,190,142	2,405,750	2,255,683
Discounts accreted	—	(73,244)	(135,700)

Balance at end of year	$16,090,652	$19,499,208	$19,952,595

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of March 31, 2013, the average model year of vehicles collateralizing the portfolio was 2005. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 93%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses. In determining the provision and allowance for loan for credit losses, we consider the reduction in the net carrying amount of finance receivables resulting from dealer discounts.

Direct Loans are also included in finance receivables and are detailed as follows as of fiscal years ended March 31:

	2013	2012	2011
Direct finance receivables, gross contract	$8,781,637	$6,221,688	$4,850,865
Unearned interest	(1,800,698)	(1,195,948)	(890,555)

Direct finance receivables, net of unearned interest	6,980,939	5,025,740	3,960,310
Allowance for credit losses	(467,917)	(492,184)	(378,418)

Direct finance receivables, net	$6,513,022	$4,533,556	$3,581,892

The terms of the Direct Loans range from 6 to 48 months and bear a weighted average contractual interest rate of 25.84% and 26.14% as of March 31, 2013 and 2012, respectively.

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	2013	2012	2011
Balance at beginning of year	$492,184	$378,418	$382,869
Provision for credit losses	139,493	182,062	125,937
Losses absorbed	(190,871)	(93,041)	(173,970)
Recoveries	27,111	24,745	43,582

Balance at end of year	$467,917	$492,184	$378,418

Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than Contracts due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of March 31, 2013, loans made by the Company pursuant to its direct loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

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

	2013		2012
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$386,324,594	$8,779,270	$382,358,608	$4,844,683
Bankrupt accounts	615,499	2,367	408,059	6,182

Total	$386,940,093	$8,781,637	$382,766,667	$4,850,865

Performing accounts	$382,843,130	$8,746,338	$380,213,503	$4,833,310
Non-performing accounts	4,096,963	35,299	2,553,164	17,555

Total	$386,940,093	$8,781,637	$382,766,667	$4,850,865

3. Finance Receivables (continued)

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans:

		Delinquencies
Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
March 31, 2013	$386,940,093	$10,557,122	$2,723,456	$1,373,507	$14,654,085
		2.73%	0.70%	0.35%	3.78%
March 31, 2012	$382,766,667	$8,994,485	$1,889,643	$663,521	$11,547,649
		2.35%	0.49%	0.17%	3.01%
March 31, 2011	$368,099,418	$6,106,211	$1,468,079	$549,518	$8,123,808
		1.66%	0.40%	0.15%	2.21%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
March 31, 2013	$8,781,637	$72,364	$21,509	$13,790	$107,663
		0.82%	0.25%	0.16%	1.23%
March 31, 2012	$6,221,688	$48,899	$14,257	$4,933	$68,089
		0.79%	0.23%	0.07%	1.09%
March 31, 2011	$4,850,865	$37,399	$5,636	$11,919	$54,954
		0.77%	0.11%	0.25%	1.13%

4. Property and Equipment

Property and equipment as of March 31, 2013 and 2012 is summarized as follows:

	Cost	Accumulated Depreciation	Net Book Value
2013
Automobiles	$537,677	$352,249	$185,428
Equipment	795,594	511,405	284,189
Furniture and fixtures	428,435	337,767	90,668
Leasehold improvements	1,091,218	909,922	181,296

	$2,852,924	$2,111,343	$741,581

2012
Automobiles	$618,320	$462,551	$155,769
Equipment	1,008,023	711,316	296,707
Furniture and fixtures	535,595	437,218	98,377
Leasehold improvements	1,058,362	850,431	207,931

	$3,220,300	$2,461,516	$758,784

5. Line of Credit

On September 1, 2011, the Company executed a new agreement with its consortium of lenders that increased the size of the line of credit facility (the “Line”) from $140,000,000 to $150,000,000. The pricing of the Line, which expires on November 30, 2014, is 300 basis points above 30-day LIBOR (4.00% at March 31, 2013 and March 31, 2012) with a 1% floor on LIBOR. Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $125,500,000 and $112,000,000 as of March 31, 2013 and March 31, 2012, respectively. The amount available under the line of credit was approximately $24,500,000 and $38,000,000 as of March 31, 2013 and March 31, 2012, respectively.

5. Line of Credit (continued)

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of March 31, 2013, the Company was in full compliance with all debt covenants.

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

	2013	2012	2011
Notional amounts at beginning of year	$—	$—	$50,000,000
New contracts	50,000,000	—	—
Matured contracts	—	—	(50,000,000)

Notional amounts at end of year	$50,000,000	$—	$—

The new contracts that were entered into during fiscal year-end 2013 are not designated as hedges. The interest rate swaps that matured during 2011 were previously designated as cash flow hedges. Based on credit market events that transpired in October 2008, the Company made an economic decision to elect the prime rate pricing option available under the Line for the month of October 2008. As a result, the critical terms of the interest rate swaps and hedged interest payments were no longer identical, and the Company undesignated its interest rate swaps as cash flow hedges. Consequently, beginning in October 2008 changes in the fair value of interest rate swaps (unrealized gains and losses) were recorded in earnings. Unrealized losses previously recorded in accumulated other comprehensive loss were reclassified into earnings as interest payments on the Line affect earnings over the remaining term of the respective swap agreements. The Company did not use interest rate swaps for speculative purposes and they were only intended for use as economic hedges.

The locations and amounts of gains (losses) recognized in income are detailed as follows for the fiscal years ended March 31:

	2013	2012	2011
Periodic change in fair value of interest rate swaps	$(504,852)	$—	$783,678
Losses reclassified from accumulated other comprehensive loss	—	—	(288,542)

	(504,852)	—	495,136
Periodic settlement differentials included in interest expense	(277,364)	—	(801,048)

Loss recognized in income	$(782,216)	$—	$(305,912)

Accumulated other comprehensive loss as of March 31, 2010 of approximately $178,000, represents the after-tax effect of the derivative losses prior to October 2008 when the swaps were designated and qualifying as cash flow hedges. As of March 31, 2011, no remaining accumulated other comprehensive loss exists to be reclassified and affect net earnings.

Net realized gains and losses from the swap agreements were recorded in the interest expense line item of the consolidated statement of income.

The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements as of March 31:

	2013	2012
Average variable rate received	0.22%	0.00%
Average fixed rate paid	0.94%	0.00%

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

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
March 31, 2013	$—	$504,852	$—	$504,852
March 31, 2012	$—	$—	$—	$—

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

7. Fair Value Disclosures (continued)

The Line was amended within the quarter ended December 31, 2012. Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of March 31, 2013 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Cash:
March 31, 2013	$2,797,716	$—	$—	$2,797,716
March 31, 2012	$2,803,054	$—	$—	$2,803,054
Finance receivables:
March 31, 2013	$—	$—	$249,825,801	$249,825,801
March 31, 2012	$—	$—	$241,253,430	$241,253,430
Line of credit:
March 31, 2013	$—	$125,500,000	$—	$125,500,000
March 31, 2012	$—	$112,000,000	$—	$112,000,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	2013	2012	2011
Current:
Federal	$10,187,010	$11,799,843	$10,275,756
State	1,661,860	1,881,400	1,683,652

Total current	11,848,870	13,681,243	11,959,408

Deferred:
Federal	598,674	211,544	(1,237,850)
State	97,665	33,729	(202,818)

Total deferred	696,339	245,273	(1,440,668)

Income tax expense	$12,545,209	$13,926,516	$10,518,740

8. Income Taxes (continued)

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	2013	2012
Allowance for credit losses not currently deductible for tax purposes	$7,448,933	$8,456,988
Share-based compensation	522,573	436,131
Interest rate swaps	193,258	—
Other items	262,197	230,181

Deferred income taxes	$8,426,961	$9,123,300

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	2013	2012	2011
Provision for income taxes at Federal statutory rate	$11,370,154	$12,651,896	$9,550,462
Increase resulting from:
State income taxes, net of Federal benefit	1,143,692	1,244,834	966,543
Other	31,363	29,786	1,735

Income tax expense	$12,545,209	$13,926,516	$10,518,740

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rate	0.71%	1.84%	1.88%
Weighted average expected original term	5 years	5 years	5 years
Expected volatility	48%	49%	49%
Expected dividend yield	3.20%	0.00%	0.00%

9. Share-Based Payments (continued)

A summary of option activity under the Equity Plans as of March 31, 2013, and changes during the year are presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2012	501,880	$6.36
Granted	96,000	$11.16
Exercised	(97,594)	$6.31
Forfeited	(26,840)	$10.81

Outstanding at March 31, 2013	473,446	$5.63	5.91	$4,296,342

Exercisable at March 31, 2013	319,726	$3.86	4.75	$3,467,212

The Company granted 96,000, 45,000 and 28,500 options with a weighted average fair value of $4.15, $5.73 and $4.19 during the years ended March 31, 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised during the years ended March 31, 2013, 2012 and 2011 was approximately $685,000, $1,335,000 and $168,000, respectively.

During the fiscal year ended March 31, 2013, 97,594 options were exercised at exercise prices ranging from $0.77 to $10.96 per share. During the same period 26,840 options were forfeited at exercise prices ranging from $2.77 to $12.96 per share.

Cash received from options exercised during the fiscal years ended March 31, 2013, 2012 and 2011 totaled approximately $612,000, $830,000 and $56,000, respectively. Related income tax benefits during the same periods totaled approximately $262,000, $511,000 and $64,000, respectively. Such amounts are included in proceeds from exercise of stock options and income tax benefit related thereto under cash flows from financing activities in the consolidated statements of cash flows. As of March 31, 2013, there was approximately $477,000 of total unrecognized compensation cost related to options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 4 years.

A summary of the status of the Company’s non-vested restricted shares under the 2006 Plan as of March 31, 2013, and changes during the year then ended is presented below.

Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2012	100,500	$5.85
Granted	85,000	$13.07
Vested	(89,500)	$3.47
Forfeited	—	$—

Non-vested at March 31, 2013	96,000	$12.90	2.04	$1,411,200

The Company awarded 85,000 restricted shares with a weighted average grant date fair value of $13.07 during the fiscal year ended March 31, 2013. During the same period no restricted shares were forfeited.

As of March 31, 2013, there was approximately $776,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

9. Share-Based Payments (continued)

A summary of the status of the Company’s non-vested performance shares under the 2006 Plan as of March 31, 2013, and changes during the year then ended is presented below.

Performance Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2012	—	$—
Granted	33,500	$13.11
Vested	(10,500)	$13.25
Forfeited	(23,000)	$13.04

Non-vested at March 31, 2013	—	$—		$

The Company awarded 33,500 performance shares with a weighted average grant date fair value of $13.11 during the fiscal year ended March 31, 2013. During the same period 23,000 performance shares were forfeited with a weighted average grant date fair value of $13.04.

As of March 31, 2013, there was no unrecognized compensation cost related to non-vested performance share awards granted under the 2006 Plan.

10. Employee Benefit Plans

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the plan years 2013, 2012 and 2011, the Board of Directors suspended the Company’s matching. The Board will re-evaluate the Company’s matching policy for plan year 2014 later this year. For the fiscal years ended March 31, 2013, 2012 and 2011, the Company recorded expenses of approximately $6,500, $7,500, and $7,000, respectively, related to this plan.

11. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Fiscal Year ending March 31:
2014	$1,396,115
2015	939,815
2016	526,286
2017	184,554
2018	52,922

$3,099,692

Rent expense for the fiscal years ended March 31, 2013, 2012, and 2011 was approximately $1,933,000, $1,761,000 and $1,599,000, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, in the opinion of management, would have a material adverse affect on the Company’s financial position.

12. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$20,427,726	$20,705,421	$20,604,861	$20,372,438
Interest expense	1,192,140	1,250,231	1,275,015	1,403,441
Provision for credit losses	3,103,266	3,261,721	3,484,811	3,542,077
Non-interest expense	7,343,103	7,804,873	8,370,168	7,593,445

Operating income before income taxes	8,789,217	8,388,596	7,474,867	7,833,475
Income tax expense	3,381,761	3,238,458	2,878,811	3,046,179

Net income	$5,407,456	$5,150,138	$4,596,056	$4,787,296

Earnings per share:
Basic	$0.45	$0.43	$0.38	$0.40

Diluted	$0.44	$0.42	$0.38	$0.39

Dividends per share	$0.10	$0.12	$2.12	$0.12

	Fiscal Year ended March 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$19,613,691	$20,262,360	$20,219,413	$20,419,586
Interest expense	1,228,978	1,236,893	1,236,866	1,189,117
Provision for credit losses	3,049,461	3,209,524	3,507,659	2,600,949
Non-interest expense	6,695,286	6,779,122	6,755,283	6,877,637

Operating income before income taxes	8,639,966	9,036,821	8,719,605	9,751,883
Income tax expense	3,331,408	3,504,456	3,340,762	3,749,890

Net income	$5,308,558	$5,532,365	$5,378,843	$6,001,993

Earnings per share:
Basic	$0.46	$0.47	$0.46	$0.51

Diluted	$0.44	$0.46	$0.45	$0.50

Dividends per share	$0.00	$0.10	$0.10	$0.10

The quarterly results for the first three quarters of fiscal 2013 and for each quarter of fiscal 2012 as reported in the Company’s quarterly filings on Form 10-Q have been revised for the error corrections discussed in Note 2. Net income for the combined first three quarters of fiscal 2013 increased by $52,955. Diluted earnings per share for the third quarter of fiscal 2013 increased by $0.01 per share as a result of the correction. Basic and diluted earnings per share were not impacted in the other quarters presented.

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework in Internal Control-Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2013, as stated in their report, which is included below.

June 14, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited Nicholas Financial, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Nicholas Financial, Inc. as of and for the year ended March 31, 2013, and our report dated June 14, 2013, expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

June 14, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Board of Directors currently consists of five members divided into three classes, with the members of each class serving three-year terms expiring at the third Annual General Meeting of Shareholders after their election (or until their respective successors are duly elected and qualified). The Company has not yet set a date for its 2013 Annual General Meeting of Shareholders or named any nominees for election or reelection as Directors. Certain information is set forth below for each Director of the Company.

		DIRECTORS — TERM TO EXPIRE 2013

Name	Age	Principal Occupation And Other Information
Peter L. Vosotas	71

Mr. Vosotas founded the Company in 1985 and has served as Chairman of the Board, Chief Executive Officer and President of the Company since its inception. Prior to founding the Company, Mr. Vosotas held a variety of Sales and Marketing positions with Ford Motor Company, GTE and AT&T Paradyne Corporation. Mr. Vosotas attended the United States Naval Academy and earned a Bachelor of Science Degree in Electrical Engineering from The University of New Hampshire.

As our Chief Executive Officer and President, Mr. Vosotas provides the Board with information gained from hands-on management of Company operations, identifying near-term and long-term goals, challenges and opportunities. As the Company’s founder, he brings the continuity of mission and values on which the Company was established. This led to the conclusion that he should serve as a Director of our Company.

Ralph T. Finkenbrink	52

Mr. Finkenbrink has served as Senior Vice President, Chief Financial Officer and Secretary of the Company since 1997 and served as Vice President – Finance of the Company from 1992 to July 1997. He joined the Company in 1988 and served as Controller of Nicholas Financial and NDS until 1992. Prior to joining the Company, he was a staff accountant for MBI, Inc. from January 1984 to March 1985 and Inventory Control Manager for the Dress Barn, Inc. from March 1985 to December 1987. Mr. Finkenbrink received his Bachelor of Science Degree in Accounting from Mount St. Mary’s University in Emmitsburg, Maryland.

Mr. Finkenbrink has been with the Company for 25 years, serving in various senior financial capacities. He brings valuable financial analytical skills and experience, as well as industry knowledge, to the Board. This led to the conclusion that he should serve as a Director of our Company.

		DIRECTOR — TERM TO EXPIRE 2014

Name	Age	Principal Occupation And Other Information
Stephen Bragin	83

Mr. Bragin has served as a director of the Company since February 10, 1999. Mr. Bragin is currently the Vice President, Treasurer and a member of the Board of Directors of Curlew Hills Memory Gardens. He is the retired Regional Development Director at the University of South Florida. Mr. Bragin is also a former principal and Vice President (retired) of David Bilgore & Company and a former member of the Board of Directors of Interest Bank. He served in the U.S. Army and is a Korean War veteran. Mr. Bragin received his Bachelor of Science degree from the University of Pennsylvania (Wharton School).

Mr. Bragin has served on the Company’s Board for over a decade, supporting institutional continuity with Company and industry knowledge accumulated through all phases of industry and economic cycles, and through the Company’s expansion over that period. Mr. Bragin’s diverse and considerable experience allows him to bring to the Board significant leadership skills, as well as a diversity of viewpoint in judgment. This led to the conclusion that he should serve as a Director of our Company

		DIRECTORS — TERM TO EXPIRE 2015

Name	Age	Principal Occupation And Other Information
Scott Fink	52

Mr. Fink has served as a director of the Company since August 11, 2004. In 2001, Mr. Fink was awarded the Hyundai of New Port Richey, Florida dealership, where he is currently President and Owner. He has since opened two additional automobile franchises in the Tampa Bay area – Hyundai of Wesley Chapel and Mazda of Wesley Chapel. In 1998, Mr. Fink formed S&T Collision Centers, which currently operates out of locations in Clearwater and Brandon, Florida. Prior to 1998, Mr. Fink owned and operated a Toyota and a Mitsubishi Dealership in Clearwater, Florida. Mr. Fink also previously worked for Ford Motor Company in various management positions. Mr. Fink received his Bachelor of Science degree in Accounting from Wagner College, Staten Island, New York.

Given his extensive business experience Mr. Fink brings a unique combination of leadership, financial and business analytical skills and acute business judgment to the Board. This led to the conclusion that he should serve as a Director of our Company.

Alton R. Neal	67

Mr. Neal has served as a director of the Company since May 17, 2000. He retired from the private practice of law at the end of 2008. He had been in private practice since 1975 and had been a partner with the firm of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, Tampa, Florida, since 1999. From 1994 until 1999, he was a partner in the firm of Forlizzo & Neal. Mr. Neal also previously served as a Vice President – Corporate Finance for Raymond James & Associates, Inc. and worked at Lever Brothers in New York, New York. Mr. Neal received his Bachelor of Science degree in Accounting from Lipscomb University and received his Juris Doctor degree from Emory University.

Mr. Neal has served on the Company’s Board for more than a decade, supporting institutional continuity with Company and industry knowledge accumulated through all phases of industry and economic cycles, and through the Company’s expansion over that period. He also brings considerable legal and transactional skills to the Board, including experience with SEC filings and other securities law matters. This led to the conclusion that he should serve as a Director of our Company.

Executive Officers

The Company currently has two (2) executive officers: Peter L. Vosotas, Chairman of the Board, Chief Executive Officer and President; and Ralph T. Finkenbrink, Senior Vice President, Chief Financial Officer and Secretary. Mr. Vosotas has a son who is an employee of the Company. For additional information regarding Messrs. Vosotas and Finkenbrink, see “Board Directors” above.

Committees of the Board of Directors

The Board of Directors of the Company has three standing committees: the Audit Committee; the Compensation Committee; and the Nominating/Corporate Governance Committee. Certain information regarding the Audit Committee is provided below under the caption “Audit Committee.”

On June 30, 2005, the Board of Directors established a Compensation Committee, which is comprised of three directors, namely Messrs. Bragin, Fink and Neal (Chair). The Board has determined that Messrs. Bragin, Fink and Neal satisfy the independence requirements of current NASDAQ Global Select Market listing standards.

The principal responsibilities of the Compensation Committee are to evaluate the performance and approve the compensation of the Company’s Chief Executive Officer and other executive officers; prepare an annual report on executive compensation for inclusion in proxy statements of the Company; and oversee the Company’s compensation and benefit plans for key employees and non-employee directors.

The Compensation Committee reviews and approves corporate goals and objectives relevant to the Company’s Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance in light of these goals and objectives and establishes his compensation levels based on its evaluation. This Committee is also responsible for administration of the Nicholas Financial, Inc. Equity Incentive Plan, the Nicholas Financial, Inc. Employee Stock Option Plan and the Nicholas Financial, Inc. Non-Employee Director Stock Option Plan. The specific functions and responsibilities of the Compensation Committee are set forth in its written charter.

On June 30, 2005, the Board of Directors established a Nominating/Corporate Governance Committee, which is comprised of two directors, namely Messrs. Bragin and Neal. The Board has determined that Messrs. Bragin and Neal satisfy the independence requirements of current NASDAQ Global Select Market listing standards. The Nominating/Corporate Governance Committee is governed by a written charter, which is reviewed on an annual basis.

The principal functions of the Nominating/Corporate Governance Committee are to: identify, consider and recommend to the Board qualified director nominees for election at the Company’s annual meeting; review and make recommendations on matters involving the general operation of the Board and its committees and recommend to the Board nominees for each committee of the Board; and develop and recommend to the Board the adoption and appropriate revision of the Company’s corporate governance practices.

Audit Committee

The Board of Directors has established an Audit Committee. From April 1, 2004 until June 30, 2005, the Audit Committee was comprised of two members, namely Messrs. Neal (Chair) and Bragin. Effective June 30, 2005, the size of the Audit Committee was expanded from two to three members, and Mr. Fink was added to the Audit Committee. The Board has determined that Messrs. Neal, Bragin and Fink satisfy the independence requirements of current SEC rules and NASDAQ Global Select Market listing standards. The Board also has determined that Mr. Fink qualifies as an audit committee financial expert as defined under these rules and listing standards.

The Audit Committee assists the Board of Directors with its responsibilities by (A) overseeing the Company’s accounting and financial reporting processes and the audits of the Company’s consolidated financial statements and (B) monitoring (i) the Company’s compliance with legal, risk management and regulatory requirements, (ii) the Company’s independent auditors’ qualifications and independence, (iii) the performance of the Company’s audit function and independent auditors, and (iv) the Company’s systems of internal control with respect to the integrity of financial records, adherence to its policies and compliance with legal requirements. The Audit Committee: has sole responsibility to retain and terminate the Company’s independent auditors, subject to shareholder ratification; has sole authority to pre-approve all audit and non-audit services performed by the Company’s independent auditors and the fees and terms of each engagement; reviews the scope and results of each annual internal audit; and reviews the Company’s audited consolidated financial statements and related public disclosures, earnings press releases and other financial information and earnings guidance provided to analysts or rating agencies. The Audit Committee is governed by a written charter, which sets forth the specific functions and responsibilities of the Audit Committee.

Report of the Audit Committee

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the consolidated financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed the audited consolidated financial statements in this Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the consolidated financial statements.

The Committee reviewed with the Company’s Independent Auditors, who are responsible for expressing an opinion on the conformity of those audited consolidated financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Committee under standards of the Public Company Accounting Oversight Board. The Audit Committee also discussed with the Company’s Independent Auditors matters related to the financial reporting process required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees.” In addition, the Audit Committee has received the written disclosures and the letter from the Independent Auditors required by Rule 3526 of the Public Company Accounting Standards Board, as currently in effect, and the Audit Committee discussed with the Independent Auditors that firm’s independence and considered the compatibility of nonaudit services with the Independent Auditors’ independence.

The Committee discussed with the Company’s Independent Auditors the overall scope and plans for their audit. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited consolidated financial statements be included in the Annual Report for filing with the SEC. The Committee and the Board have also recommended, subject to shareholder approval, the appointment of Dixon Hughes Goodman LLP as the Company’s Independent Auditors for the fiscal year ending March 31, 2014.

The foregoing report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates such report by reference therein.

Alton R. Neal, Audit Committee Chair

Scott Fink, Audit Committee Member

Stephen Bragin, Audit Committee Member

June 12, 2013

Communications with Board of Directors

Shareholders may communicate with the full Board or individual Directors by submitting such communications in writing to Nicholas Financial, Inc., Attention: Board of Directors (or the individual Director(s)), Building C, 2454 McMullen Booth Road, Clearwater, Florida 33759. Such communications will be delivered directly to the appropriate Director(s).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and more than 10% shareholders (collectively for purposes of this paragraph only, “Reporting Persons”) to file reports of their beneficial ownership and changes in beneficial ownership of the Company’s Common shares with the SEC and furnish copies of such reports to the Company. Based upon a review of copies of the reports filed with the SEC, we believe that no Reporting Person failed to file with the SEC on a timely basis during the fiscal year ended March 31, 2013, any required report relating to transactions involving equity securities of the Company beneficially owned by them, except that: Peter L. Vosotas filed four late reports reporting a total of four transactions on an untimely basis; Ralph T. Finkenbrink filed three late reports reporting a total of three transactions on an untimely basis; and each of Alton R. Neal and Scott Fink filed one late report reporting one transaction on an untimely basis.

Code of Ethics

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

Item 11. Executive Compensation, Compensation Interlocks and Insider Participation

Executive Compensation Discussion and Analysis

Overview of Executive Compensation Philosophy

The primary objectives of the Compensation Committee of the Company’s Board of Directors with respect to executive compensation are to attract, motivate and retain the best executive talent available and to align the Company’s executive compensation structure with shareholder value creation. More specifically, the Compensation Committee believes that executive compensation should:

•

help attract and retain the most qualified individuals by being competitive with compensation paid to persons having similar responsibilities and duties in other companies in the same and closely related businesses;

•	relate to the value created for shareholders by being directly tied to the financial performance of the Company and the particular executive officer’s contribution to such performance;

•	motivate and reward individuals who help the Company achieve its short-term and long-term objectives and thereby contribute significantly to the success of the Company; and

•	reflect the qualifications, skills, experience, and responsibilities of the particular executive officer.

Role of the Compensation Committee

The Compensation Committee is responsible for:

•	evaluating the performance and determining and approving the compensation of the Company’s executive officers, including the Chief Executive Officer (the “CEO”); and

•	overseeing the Company’s compensation and benefit plans for key employees and non-employee directors, including the Company’s equity plans.

Through this process, the Committee reviews and determines all aspects of compensation for the Named Executive Officers (as defined below) of the Company. The Named Executive Officers of the Company are: Mr. Peter L. Vosotas, Chairman of the Board, CEO and President; and Mr. Ralph T. Finkenbrink, Senior Vice President, Chief Financial Officer and Secretary.

Process for Determining Executive Compensation

The Compensation Committee is responsible for establishing and monitoring adherence to the Company’s compensation programs. When setting executive compensation, the Compensation Committee applies a consistent approach for all Named Executive Officers. It intends that the combination of elements of executive compensation closely aligns the executives’ interest with those of the Company’s shareholders. Target total compensation is comprised of base salary, annual cash bonus and long-term incentive compensation in the form of equity grants. The Compensation Committee generally reviews and adjusts executive target total compensation levels annually in February and March of each year.

In fiscal 2006, the Board of Directors and Compensation Committee retained an independent compensation consulting firm to perform analyses of competitive performance and compensation levels for the Company’s Named Executive Officers. This consulting firm developed recommendations that were reviewed by the Compensation Committee and the Board of Directors in connection with approving executive compensation for fiscal 2007. Neither the Board of Directors nor the Compensation Committee has retained any independent compensation consultants since that time.

The Compensation Committee currently initiates the compensation process, seeking input and information from the CEO and the full Board of Directors before finalizing any salary increases, employment contracts, bonus plans or long-term incentive equity awards for Named Executive Officers. In considering the appropriate compensation for each of the Named Executive Officers, the Compensation Committee takes into consideration, among other things, the CEO’s recommendations, the executive pay for executive officers in comparable positions for companies in the Company’s peer group, the level of inherent risk associated with the position, the specific circumstances of the executive, and the advisory vote of the Company’s shareholders with respect to the compensation of the Named Executive Officer for the prior fiscal year. The Compensation Committee approves the base salary, annual cash bonus and long-term incentive equity awards for the CEO and for each Named Executive Officer below the CEO level.

The Compensation Committee has reviewed the aggregate amounts and mix of all components of the CEO’s and the other Named Executive Officer’s compensation, including base salary, annual cash bonus, long-term incentive compensation, accumulated (realized and unrealized) stock option and restricted stock gains, the value to the executive and cost to the Company of all perquisites and other personal benefits and the actual projected payout obligations for severance and change-in-control scenarios. A tally sheet setting forth all the above components was prepared affixing dollar amounts under the various payout scenarios for the CEO and the other Named Executive Officer and was reviewed by the Compensation Committee.

Compensation Components

The Company’s executive compensation program currently consists of three key elements: base salary, annual incentive bonus and long-term equity compensation.

Base Salary. The Compensation Committee establishes base salaries for the Company’s Named Executive Officers based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in the Company’s peer group for similar positions. Generally, the Compensation Committee believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy.

Base salaries are reviewed annually, and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

The base salaries for Mr. Vosotas, the Company’s CEO, and Mr. Finkenbrink, the Company’s Chief Financial Officer for the fiscal year ended March 31, 2013 (“Fiscal 2013”) were $360,000 and $250,000, respectively, and for the fiscal year ending March 31, 2014 (“Fiscal 2014”) are $360,000 and $250,000, respectively. The Compensation Committee believes that the current base salaries of the Company’s Named Executive Officers are generally competitive at the median salary ranges observed at comparable companies.

Annual Incentive Bonus. Annual cash incentive bonuses are intended to compensate the Named Executive Officers for achieving the Company’s annual financial goals.

For Fiscal 2013, the Company had in effect an annual incentive bonus program for each of its Named Executive Officers. In addition to his annual base salary, each Named Executive Officer was entitled to receive cash bonuses for Fiscal 2013 based upon the Company’s revenues and operating income exceeding certain target percentages. The tables below summarize the cash bonuses payable to each of the Named Executive Officers based upon meeting or exceeding the indicated growth targets:

Revenue Growth Target (% Increase Over Fiscal 2012)*	Cash Bonus Payable to Mr. Vosotas	Cash Bonus Payable to Mr. Finkenbrink
3%	$20,000	$15,000
5% or above	$40,000	$30,000

*	A prorated cash bonus was payable to each Named Executive Officer in the event revenue growth was between the 3% and 5% targets.

Operating Income Growth Target (% Increase Over Fiscal 2012)*	Cash Bonus Payable to Mr. Vosotas	Cash Bonus Payable to Mr. Finkenbrink
5%	$20,000	$15,000
10% or above	$40,000	$30,000

*	A prorated cash bonus was payable to each Named Executive Officer in the event operating income growth was between the 5% and 10% targets.

Pursuant to the foregoing awards, Messrs. Vosotas and Finkenbrink received aggregate cash bonuses pursuant to the Fiscal 2013 incentive bonus program of $26,111 and $19,584, respectively.

For Fiscal 2014, the Compensation Committee has established an annual incentive cash bonus program for each of the Company’s Named Executive Officers that is identical to his annual incentive cash bonus program for Fiscal 2013.

Long-Term Equity Compensation. The Compensation Committee believes that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers of the Company with incentives to improve shareholder value and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions. The Company currently maintains two long-term equity incentive plans for executive officers – the Nicholas Financial, Inc. Equity Incentive Plan (the “Equity Plan”) and the Nicholas Financial, Inc. Employee Stock Option Plan (the “Employee Plan”). The Employee Plan was terminated on August 9, 2006, and no new awards will be granted under such plan, although stock options granted under such plan and still outstanding will continue to be subject to all terms and conditions of such plan.

The Compensation Committee may grant awards under the Equity Plan to any officer (including the Named Executive Officers) or other salaried key employee of the Company or its affiliates. As of June 1, 2013, there were approximately six officers and 120 other salaried key employees (not including officers) eligible to participate in the Equity Plan.

The Company’s Named Executive Officers received the following equity awards under the Equity Plan as part of the Fiscal 2013 incentive bonus program: (i) on May 8, 2012, Mr. Vosotas was awarded 20,000 shares of restricted stock, which shares will vest on March 31, 2014; (ii) on May 8, 2012, Mr. Vosotas was awarded 20,000 performance shares subject to the base operating income and revenue targets associated with his Fiscal 2013 incentive cash bonuses program described above; and (iii) on May 8, 2012, Mr. Finkenbrink was awarded 15,000 shares of restricted stock, which shares will vest on March 31, 2014. To date, neither of the Company’s Named Executive Officers has received any equity awards for Fiscal 2014.

The Company cannot currently determine the number or type of additional awards that may be granted to eligible participants under the Equity Plan in the future. Such determinations will be made from time to time by the Compensation Committee (or Board).

Change in Control

The Company has change in control provisions in its employment agreements with the Named Executive Officers, the Equity Plan and the Employee Plan. The Company has no additional change in control contracts or arrangements with any of the Named Executive Officers. The employment agreements with the Named Executive Officers were amended and restated on July 3, 2012, principally to address tax considerations relating to Section 409A of the United States Internal Revenue Code of 1986, as amended (the “Code”). The severance payment provisions of these agreements were also amended, however, to provide for severance in the event of a change of control only under certain circumstances, rather than at the sole discretion of the Executive upon a change of control. For further information regarding these employment agreements, see “Potential Payments Upon Termination or a Change-in-Control” and “Summary of Employment Agreements With Named Executive Officers” below.

The change in control provisions in the plans and the employment agreements, as amended and restated, are designed to make a change in control transaction neutral to the economic interests of employees that might be involved in considering such a transaction. The employees subject to these provisions would likely not be in a position to influence the Company’s performance after a change in control or may not be in a position to earn their incentive awards or vest in their equity awards after a change in control. Thus, the provisions are meant to encourage employees that may be involved in considering a change in control transaction to act in the interests of the Company’s shareholders rather than their own interests.

The change in control provisions in the employment agreements with Named Executive Officers are described below under “Potential Payments Upon Termination or a Change-In-Control.” Generally, the Company’s equity compensation plans provide that restricted stock will vest in full, and options to purchase Common shares will become immediately exercisable, either upon a change in control or upon termination of employment within one year after a change in control. The Compensation Committee believes that the provisions provided for under both our employment agreements and equity compensation plans are appropriate since an employee’s position could be adversely affected by a change in control even if he is not terminated. These plans provide, however, that the Compensation Committee may determine in advance of the change in control event that the provisions would not apply and therefore no accelerated vesting would occur.

Other Compensation

Consistent with the Compensation Committee’s pay-for-performance compensation philosophy, the Company intends to continue to maintain modest executive benefits and perquisites for executive officers; however, the Compensation Committee, in its discretion, may revise, amend or add to the officer’s executive benefits and perquisites if it deems it advisable. The Compensation Committee believes these benefits and perquisites are currently at or below median competitive levels for companies in the Company’s peer group. The Compensation Committee has no current plans to make changes to either the employment agreements (except as required by law or as required to clarify the benefits to which the executive officers are entitled as set forth herein) or levels of benefits and perquisites provided under the employment agreements. In this regard it should be noted that the Company does not provide pension arrangements, post-retirement health coverage, or similar benefits for its executives or employees.

The following table generally illustrates the benefit plans and perquisites that the Company does and does not provide and identifies those employees who may be eligible to receive them. Perquisites for the Named Executive Officers are detailed within the footnotes of the summary compensation table.

Perquisites and Employee Benefits	Executive Officers	Full-Time Employees
401(k) Plan (1)	✓	✓
Medical/Dental Plans (2)	✓	✓
Life Insurance (3)	✓	✓
Long Term Disability Plan (4)	✓	✓
Short Term Disability Plan (5)	✓	✓
Company Paid Trips (6)	✓	✓
Company Owned Vehicle (7)	✓	✓
Club Memberships (8)	✓	Not Offered
Change in Control and Severance Plan (9)	✓	Not Offered
Deferred Compensation Plan	Not Offered	Not Offered
Supplemental Early Retirement Plan	Not Offered	Not Offered
Employee Stock Ownership Plan	Not Offered	Not Offered
Defined Benefit Pension Plan	Not Offered	Not Offered

(1)	Eligible employees, including the Company’s executive officers, are able to participate in the Company’s 401(k) Plan. The 401(k) Plan permits participants to make 401(k) contributions on a pretax basis. All employees of the Company and its subsidiaries who are at least age 21 are eligible to participate in the 401(k) Plan on the first day of the month following the completion of one year of service. Participants can contribute up to 60% of their pretax compensation to the 401(k) Plan annually, subject to certain legal limitations. Neither the Company nor any of its subsidiaries made any matching contributions in fiscal 2013; the Company has not yet determined whether it will make any matching contributions in fiscal 2014.
(2)	The Company provides medical insurance coverage for all of its full-time employees, including the Named Executive Officers. The Company pays 80% of the applicable premium and the employee pays the remaining 20% of the premium. Employees electing dependent coverage are responsible for 100% of the premium, less a $100 Company contribution, or a $250 Company contribution if the employee holds the position of Branch Manager or above. Dental coverage is offered to all full-time employees. The Company pays 50% of the applicable premium and the employee pays the remaining 50% of the premium.
(3)	The Company provides all full-time employees, including the Named Executive Officers, with a $10,000 term life insurance policy. The premium for this coverage is paid entirely by the Company.
(4)	The Company provides all full-time employees, including the Named Executive Officers, long-term disability insurance with a monthly benefit in the amount of 60% of monthly salary up to a maximum of $10,000 per month. The premium for this coverage is paid entirely by the Company.
(5)	The Company offers short-term disability insurance coverage to all of its full-time employees, including the Named Executive Officers. The employee is responsible for 100% of the applicable premium.
(6)	The Company maintains an annual sales contest that rewards certain employees with a trip at Company expense. One or both of the Named Executive Officers typically participates in this program.
(7)	The Company provides a Company vehicle to the Named Executive Officers. The Company also provides Company vehicles to its branch managers, regional managers and other key personnel.
(8)	The Company covers certain country club membership costs for the Named Executive Officers.
(9)	The Company’s employment agreements with the Named Executive Officers provide for certain change in control and severance benefits as described elsewhere in this Report.

Policy Regarding Retroactive Adjustments

Section 304 of the Sarbanes-Oxley Act of 2002 authorizes a company to claw back certain incentive-based compensation and stock profits of the Chief Executive Officer and Chief Financial Officer if the company is required to prepare an accounting restatement due to the material noncompliance of the company, as a result of misconduct, with any financial reporting requirement under the securities laws. The Compensation Committee does not otherwise have a formal policy regarding whether the Committee will make retroactive adjustments to, or attempt to recover, cash or share-based incentive compensation granted or paid to executive officers in which the payment was predicated upon the achievement of certain financial results that are subsequently the subject of a restatement. The Committee may seek to recover any amount determined to have been inappropriately received by the individual executive to the extent permitted by applicable law.

Tax, Accounting and Other Considerations

Section 162(m) of the Code, limits the Company’s deduction of annual compensation paid to the Named Executive Officers to $1 million per employee, unless the compensation meets certain specific requirements to qualify as performance-based compensation. The Compensation Committee has considered the Company’s ability to deduct from taxable income certain performance based compensation under Section 162(m) of the Code. At the current compensation levels in effect for the Named Executive Officers, tax deductibility under Section 162(m) was not a determinative factor in the design of the Company’s compensation program.

Section 280G of the Code limits the Company’s ability to take a tax deduction for certain “excess parachute payments” (as defined in Code Section 280G) paid in connection with a change in control transaction, and Section 4999 of the Code imposes excise taxes on certain executives who receive “excess parachute payments.” The Compensation Committee considers the adverse tax liabilities imposed by Code Sections 280G and 4999, as well as other competitive factors, when it designs and implements arrangements that may be triggered upon a change in control for all potentially affected employees, including the Company’s Named Executive Officers.

Various rules under generally accepted accounting principles determine the extent to which and the manner in which the Company accounts for grants under its long term equity incentive plans in its financial statements. The Compensation Committee takes into consideration the accounting treatment under Financial Accounting Standards Board (“FASB”) Accounting Standards Classification (“ASC”) Topic 718, “Stock Compensation” (formerly, FAS 123(R)) (“ASC Topic 718”), when determining the types of and value of grants under its long term equity incentive plans for all employees, including the Company’s Named Executive Officers. The accounting treatment of such grants, however, is not determinative of the type, timing, or amount of any particular grant of equity-based compensation to the Company’s employees.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the foregoing “Executive Compensation Discussion and Analysis” with management of the Company and, based upon such review and discussion, has recommended to the Board that the “Executive Compensation Discussion and Analysis” be included in this Report.

Alton R. Neal, Compensation Committee Chair

Scott Fink, Compensation Committee Member

Stephen Bragin, Compensation Committee Member

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2013, the Compensation Committee was comprised of Messrs. Neal, Fink and Bragin, none of whom is, or ever has been, an employee or officer of the Company or any of its subsidiaries. During the fiscal year ended March 31, 2013, none of the Named Executive Officers of the Company served on the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served on the Board of Directors and/or Compensation Committee of the Company.

Summary Compensation Table

The following table sets forth for each of the Named Executive Officers: (i) the dollar value of base salary and bonus earned during each of the fiscal years ended March 31, 2013, 2012 and 2011, respectively; (ii) the aggregate grant date fair value of stock and option awards granted during each of such fiscal years, computed in accordance with ASC Topic 718; (iii) the dollar value of earnings for services pursuant to awards granted during each of such fiscal years under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings during each of such fiscal years; (v) all other compensation for each of such fiscal years; and (vi) the dollar value of total compensation for each of such fiscal years.

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Peter L. Vosotas	2013	$360,000	—	$530,800	(1)	—	$26,111	—	$13,208	(2)	$930,119
Chairman of the Board,	2012	$360,000	—	—		—	$55,800	—	$14,450	(3)	$430,250
Chief Executive Officer And President	2011	$300,000	—	$215,000	(4)	—	$138,350	—	$13,709	(5)	$667,059
Ralph T. Finkenbrink	2013	$250,000	—	$199,050	(6)	—	$19,584	—	$9,475	(7)	$478,109
Senior Vice President,	2012	$250,000	—	$64,800	(8)	—	$44,400	—	$7,275	(9)	$366,475
Chief Financial Officer and Secretary	2011	$250,000	—	$129,000	(10)	—	$40,000	—	$7,275	(11)	$426,275

Note: All of the above compensation amounts are expressed in U.S. Dollars

(1)	Value of 20,000 restricted shares granted pursuant to the Equity Plan on May 8, 2012 and 20,000 performance shares (subject to the base operating income and revenue targets associated with Mr. Vosotas’ Fiscal 2013 cash bonus program described above) awarded pursuant to the Equity Plan on May 8, 2012. These shares are valued at $13.27/share – the closing price on the date of grant. Based upon the Company’s financial results for Fiscal 2013, Mr. Vosotas actually received 10,000 of the possible 20,000 performance shares. These shares had a value of $132,700 based upon the grant date price per share of $13.27/share. For more information on the valuation of share-based awards, see Notes 2 and 9 to the Company’s consolidated financial statements included elsewhere in this Report.
(2)	Includes payment of club membership dues ($8,115) and personal use of Company-provided vehicle ($5,093).
(3)	Includes payment of club membership dues ($7,117), personal use of Company-provided vehicle ($5,093), and sales incentive trip ($2,240).
(4)	Value of 25,000 restricted shares granted pursuant to the Equity Plan on April 15, 2010. These shares are valued at $8.60/share – the closing price on the date of grant. For more information on the valuation of share-based awards see Notes 2 and 9 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
(5)	Includes payment of club membership dues ($6,366), personal use of Company-provided vehicle ($5,093) and sales incentive trip ($2,250).
(6)	Value of 15,000 restricted shares granted pursuant to the Equity Plan on May 8, 2012. These shares are valued at $13.27/share – the closing price on the date of grant. For more information on the valuation of share-based awards, see Notes 2 and 9 to the Company’s consolidated financial statements included elsewhere in this Report.
(7)	Includes payment of club membership dues ($4,800), personal use of Company-provided vehicle ($2,475) and sales incentive trip ($2,200).
(8)	Value of 5,000 restricted shares granted pursuant to the Equity Plan on May 9, 2011. These shares are valued at $12.96/share – the closing price on the date of grant. For more information on the valuation of share-based awards, see Notes 2 and 9 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2012.
(9)	Includes payment of club membership dues ($4,800) and personal use of Company-provided vehicle ($2,475).
(10)	Value of 15,000 restricted shares granted pursuant to the Equity Plan on April 15, 2010. These shares are valued at $8.60/share – the closing price on the date of grant. For more information on the valuation of share-based awards, see Notes 2 and 9 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
(11)	Includes payment of club membership dues ($4,800) and personal use of Company-provided vehicle ($2,475).

Grants of Plan-Based Awards

The following table sets forth information regarding all plan-based awards that were made to the Named Executive Officers during the fiscal year ended March 31, 2013 including incentive plan awards (equity-based and non-equity based) and other plan-based awards. Disclosure on a separate line item is provided for each grant of an award made to a Named Executive Officer during such fiscal year. The information supplements the dollar value disclosure of stock, option and non-stock awards in the Summary Compensation Table by providing additional details about such awards. Equity incentive-based awards are subject to a performance condition as such term is defined by ASC Topic 718. Non-equity incentive plan awards are not subject to ASC Topic 718 and are intended to serve as an incentive for performance to occur over a specified period.

Name (a)	Grant Date (b)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#) (i)		All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
			Threshold ($) (c) (1)	Target ($) (d) (1)	Maximum ($) (e) (1)	Threshold (#) (f)	Target (#) (g)		Maximum (#) (h)
Peter L. Vosotas Chairman of the Board, Chief Executive Officer and President	5/8/12	(2)	$20,000	$60,000	$80,000		20,000	(3)		20,000	(4)			$530,800
Ralph T. Finkenbrink Senior Vice President, Chief Financial Officers and Secretary	5/8/12	(2)	$15,000	$45,000	$60,000					15,000	(5)			$199,050

(1)	On May 8, 2012, the Compensation Committee approved incentive bonus plans for the Named Executive Officers relating to the Company’s performance for the fiscal year ending March 31, 2013. Under these plans, each Named Executive Officer had the potential to earn the estimated future cash payouts that are disclosed above during the fiscal year ended March 31, 2013. Pursuant to such plans, Messrs. Vosotas and Finkenbrink ultimately received aggregate cash bonuses of $26,111 and $19,584, respectively. We include further details regarding these plans, including information on performance criteria, under the caption “Executive Compensation Discussion and Analysis – Compensation Components” above.
(2)	The date on which the Compensation Committee took action to grant such award was May 8, 2012.
(3)	Consist of 20,000 performance shares awarded pursuant to the Equity Plan on May 8, 2012. These performance shares were subject to the base operating income and revenue targets associated with Mr.Vosotas’ Fiscal 2013 cash bonus program described above. Based upon the Company’s financial results for Fiscal 2013, Mr.Vosotas actually received 10,000 of the possible 20,000 performance shares.
(4)	Consists of restricted stock awarded under the Equity Plan on May 8, 2012. These shares will vest on March 31, 2014.
(5)	Consists of restricted stock awarded under the Equity Plan on May 8, 2012. These shares will vest on March 31, 2014.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

For the fiscal year ended March 31, 2013 we maintained the following executive compensation programs for our Named Executive Officers:

•	Base salary

•	Annual case incentive bonus compensation

•	Equity-based awards

•	Limited perquisites, such as an automobile and payment of club dues

•	Certain insurance coverages

•	401(k) plan

•	Term life insurance

We include further details regarding these programs, including information on performance criteria and vesting provisions, in the “Executive Compensation Discussion and Analysis” section above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding option and stock awards held by the Named Executive Officers at March 31, 2013 including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

Name (a)	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Peter L. Vosotas	55,000			$0.38	3/31/19	20,000	(1)	$265,400	(2)
Chairman of the Board, Chief Executive Officer and President	27,500			$0.35	4/01/19
Ralph T. Finkenbrink	11,000			$6.58	8/31/17	20,000	(3)	$294,000	(4)
Senior Vice President, Chief Financial Officer and	8,200			$3.60	3/19/18
Secretary	38,500			$3.50	4/01/18

(1)	Represents restricted stock granted under the Equity Plan on May 8, 2012.
(2)	The value was determined by multiplying the closing price per Common share on March 31, 2013 by the number of unvested shares of restricted stock as of such date.
(3)	Represents restricted stock granted under the Equity Plan on May 9, 2011 and May 8, 2012. The shares granted on May 9, 1011 will vest on March 31, 2014 and the shares granted on May 8, 2012 will vest on March 31, 2014.
(4)	The value was determined by multiplying the closing price per Common share on March 31, 2013 by the number of unvested shares of restricted stock as of such date.

Option Exercises and Stock Vested

The following table sets forth information regarding each exercise of stock options and vesting of restricted stock during Fiscal 2013 for each of the Named Executive Officers on an aggregated basis:

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
Peter L. Vosotas Chairman of the Board, Chief Executive Officer and President			10,000	(1)	$147,000	(2)
Ralph T. Finkenbrink Senior Vice President, Chief Financial Officer and Secretary			15,000	(3)	$220,500	(4)

(1)	Represents performance shares awarded under the Equity Plan on May 8, 2012, which shares vested on March 31, 2013.
(2)	The value was determined by multiplying the closing price per Common share on March 31, 2013 by the number of performance shares that vested.
(3)	Represents restricted shares granted under the Equity Plan on April 15, 2010, which shares vested on March 31, 2013.
(4)	The value was determined by multiplying the closing price per Common share on March 31, 2013 by the number of restricted shares that vested.

Pension Benefits

The Company does not provide pension arrangements or post-retirement health coverage for its executives or employees.

Nonqualified Deferred Compensation

The Company does not provide any nonqualified defined contribution or other nonqualified deferred compensation plans.

Potential Payments Upon Termination or a Change-in-Control

Employment Agreements

The Company has entered into separate employment agreements with each of its Named Executive Officers, namely Peter L. Vosotas and Ralph T. Finkenbrink, which employment agreements were amended and restated on July 3, 2012. The payments to be made to these Named Executive Officers pursuant to the amended and restated employment agreements in the event of disability or death, involuntary termination without cause and termination following a change in control are described below. These amended and restated employment agreements are described in greater detail below.

Payments Made Upon Death or Disability. In the event of the termination of employment due to his death or disability, a Named Executive Officer will receive only such compensation and other benefits to which he was entitled under his employment agreement or otherwise as an employee of the Company through the termination date, including payments of base salary through the calendar month in which such termination occurs.

Payments Made Upon Termination Without Cause or Constructive Termination. In the event of the termination of a Named Executive Officer’s employment (i) by the Company other than for cause (as defined in his employment agreement) or (ii) by the Named Executive Officer upon (a) a good faith determination by the Named Executive Officer that there has been a material breach of his employment agreement by the Company, (b) a material adverse change in the Named Executive Officer’s working conditions or status, (c) a significant relocation of the Named Executive Officer’s principal office, or (d) upon or within the two-year period following a change of control of the Company, a good faith determination by him that there has been any of the following: a breach of his employment agreement by the Company, any adverse change in his working conditions, status, authority, duties, responsibilities (including reporting other than directly to the Board of Directors) or any requirement that he relocate his principal office to a location that is more than ten miles from the location of his principal office immediately prior to the change of control, then the Named Executive Officer will be paid (subject to the Section 280G cap described below), a one-time, lump-sum severance payment equal to two times the sum of (A) the Named Executive Officer’s annual base salary in effect at the time of such termination and (B) the Named Executive Officer’s average annual bonus for the two full calendar years immediately preceding such termination.

A “change of control” is defined in the employment agreements with the Named Executive Officers generally as the occurrence of any of the following:

(i) any person, entity, or group acting in concert (other than (A) the Company or any of its subsidiaries, (B) a trustee or other fiduciary holding securities under any employee benefit plan of the Company or any of its subsidiaries, (C) an underwriter temporarily holding securities pursuant to an offering of such securities or (D) a corporation owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of stock in the Company), becomes the beneficial owner of securities of the Company which, together with securities previously owned, confer upon such person, entity or group the combined voting power, on any matters brought to a vote of shareholders, of twenty percent (20%) or more of the then outstanding shares of voting securities of the Company; or

(ii) the sale, assignment or transfer of assets of the Company or any of its subsidiaries, in a transaction or series of transactions, in which the aggregate consideration received or to be received by the Company or any such subsidiary in connection with such sale, assignment or transfer is greater than fifty percent (50%) of the book value, as determined by the Company in accordance with generally accepted accounting principles, of the Company’s assets determined on a consolidated basis immediately before such transaction or the first of such transactions; or

(iii) the merger, consolidation, share exchange or reorganization of the Company (or one or more direct or indirect subsidiaries of the Company) as a result of which the holders of all of the shares of capital stock of the Company as a group would receive less than fifty percent (50%) of the combined voting power of the voting securities of the Company or the voting securities of the surviving or resulting entity or any parent thereof immediately after such merger, consolidation, share exchange or reorganization; or

(iv) the adoption of a plan of complete liquidation or the approval of the dissolution of the Company; or

(v) the commencement of a tender or exchange offer which, if successful, would result in a change of control of the Company; or

(vi) a determination by the Board of Directors of the Company, in view of the then current circumstances or impending events, that a change of control of the Company has occurred or is imminent, which determination shall be made for the specific purpose of triggering the operative provisions of the employment agreements.

If the severance payment, either alone or when added to any other payment or benefit to which the Named Executive Officer is entitled from the Company, exceeds the amount that may be paid by the Company without a loss of deduction under Section 280G of the Code, then the severance payment will be reduced to an amount that would not result in a loss of deduction.

Long Term Equity Compensation

Equity Plan. Unless the Compensation Committee provides otherwise in any particular award agreement, in the event of a change of control of the Company, awards may be assumed or substitute awards may be made by the Company or its successor that contain similar terms and conditions as the awards issued under the Equity Plan, without participant consent. If awards are assumed or if substitute awards are made, and if the Company or its successor in the change of control transaction terminates a participant within one year following the change of control, then the award will immediately vest on the date of such termination of employment or service, as applicable.

If the Company or its successor does not assume the awards or grant substitute awards, then:

•

At least 15 days prior to the change of control transaction, all options held by employees of the Company or its affiliates will become fully vested, and the Company will provide a notice to all holders of options of their right to exercise their options up to the date of the change of control. On the change of control date, all options will be cancelled. If it is not feasible to give 15 days notice of cancellation of the options, then the Compensation Committee may determine prior to the change of control date that all options held by employees of the Company or its affiliates will become vested on the date of the change of control, and all holders of options will receive a cash payment, in exchange for cancellation of the options, equal to the value of the option as determined by the Compensation Committee.

•	All shares of restricted stock will vest in full immediately prior to the date of a change of control.

•

Performance share awards will be deemed earned immediately prior to the date of the change of control in an amount equal to the amount that would be earned had the target performance goal for the performance period been met, and then prorated based on the number of days in the performance period that have elapsed to the date of the change of control.

For purposes of the Equity Plan, a “change of control” generally includes any of the following events:

•

A person or group of persons becomes the beneficial owner of 25% or more of the outstanding Common shares of the Company or the voting power of any of the Company’s securities, not counting acquisitions approved in advance by the Board of Directors;

•

The members of the Board of Directors on April 1, 2007 (and any new member appointed or elected to the Board whose appointment, nomination or election was approved by two-thirds of the Board, unless the election is in connection with an election contest) cease to constitute a majority of the Board;

•	The consummation or the sale or other disposition of all, or substantially all, of the Company’s assets;

•	The consummation of a complete liquidation or dissolution of the Company; or

•

The consummation of a merger or consolidation of the Company with or into any other company in which the Company’s shareholders immediately prior to the merger or consolidation will own less than 50% of the outstanding common shares or voting control of the surviving company.

In the event of termination of a participant’s employment due to death or disability or termination without cause by the Company, all restricted shares granted to such participant shall become fully vested and the restrictions on transferability under the terms of the award shall lapse.

In the event of termination of a participant’s employment due to death, disability or retirement, all options granted to such participant under the Equity Plan shall become fully vested on the date of such termination and shall be exercisable thereafter for a period of thirty days.

In the event of termination of a participant’s employment due to death or disability prior to the end of a performance period, performance share awards will be deemed earned immediately upon such termination in an amount equal to the amount that would have been earned had the target performance goal for the performance period been met, and then prorated based on the number of days in the performance period that have elapsed to the date of termination of employment.

In all other cases of termination, non-vested equity awards under the Equity Plan will be forfeited.

A more detailed description of the Equity Plan can be found below under the heading “Summary of Equity Plan.”

Employee Plan. In the event of a change in control of the Company, options granted under the Employee Plan will become immediately exercisable in full, unless the Company or its successor in the change in control transaction assumes the options or substitutes substantially equivalent options. In that case, the options will not be immediately exercisable, but will remain exercisable in accordance with their terms.

For purposes of the Employee Plan, a change in control generally includes any of the following events:

•

The Company adopts a plan of reorganization, merger, share exchange or consolidation with one or more other corporations or other entities as a result of which the holders of the Company’s Common shares as a group would receive less than fifty percent (50%) of the voting power of the capital stock or other interests of the surviving or resulting corporation or entity;

•	The Company adopts a plan of liquidation or obtains the approval of its dissolution;

•

The Board of Directors approves an agreement providing for the sale or transfer (other than as a security for the Company’s or any subsidiary’s obligations) of substantially all of the assets of the Company; or

•	Any person acquires more than twenty percent (20%) of the Company’s outstanding Common shares, if such acquisition is not preceded by a prior expression of approval by the Board.

In the event of termination of a participant’s employment due to death, disability or retirement with the consent of the Company, all options granted to such participant under the Employee Plan shall be exercisable for a period of three months (extendable to one year, at the discretion of the Special Committee), but only to the extent such options were exercisable as of the date of such termination.

In all other cases, options terminate immediately upon termination of employment.

Quantification of Termination/Change in Control Payments

The table below reflects the amount of compensation to be paid to each of the Named Executive Officers of the Company in the event of his disability or death, involuntary termination without cause or constructive termination, or termination upon a change in control. The amounts assume that such termination was effective as of March 31, 2013, and thus includes amounts earned through such time and are estimates of the amounts that would be paid out upon termination. The actual amounts to be paid out can only be determined at the time of separation from the Company and may be subject to limitations under the Code.

	Fiscal 2013 Termination/Change of Control Payments

	Death or Disability			Constructive Termination or Termination Without Cause			Termination Upon Change in Control
Name	Salary & Bonus $	Benefits $(1)	Total $	Salary & Bonus $	Benefits $(2)	Total $	Salary & Bonus $	Benefits $(1)	Total $
Peter L. Vosotas Chairman of the Board, Chief Executive Officer and President	—	$1,476,250	$1,476,250	$801,911	$294,000	$1,095,911	$801,911	$1,476,250	$2,278,161
Ralph T. Finkenbrink Senior Vice President, Chief Financial Officer and Secretary	—	$905,520	$905,520	$563,984	$294,000	$857,984	$563,984	$905,520	$1,469,504

(1)	Consists of the value of the accelerated vesting of outstanding unvested restricted stock and stock options. The value of the accelerated vesting of unvested restricted stock was determined by multiplying the closing price per Common share on March 31, 2013 by the number of shares of restricted stock that were subject to accelerated vesting. The value of the accelerated vesting of unvested stock options was determined by calculating the sum of the differences between the closing price per Common share on March 31, 2013 and the exercise price for each “in-the-money” option that was subject to accelerated vesting.
(2)	Consists of the value of the accelerated vesting of outstanding unvested restricted stock. The value of the accelerated vesting of unvested restricted stock was determined by multiplying the closing price per Common share on March 31, 2013 by the number of shares of restricted stock that were subject to accelerated vesting.

Summary of Employment Agreements With Named Executive Officers

The following section provides information on employment agreements with our Named Executive Officers noted in the Compensation Discussion and Analysis or in the tables. For the convenience of the reader, we are putting the descriptions of these employment agreements in one location.

Effective March 16, 1999, the Company entered into an employment agreement with Peter L. Vosotas, Chairman of the Board, President and Chief Executive Officer, which employment agreement was amended and restated on July 3, 2012. The agreement currently provides for a minimum base salary of $360,000 and annual performance bonuses as determined by the Compensation Committee. The term of the agreement, as amended and restated, automatically renews on March 16 of each year for a successive two-year term, unless the Company provides to Mr. Vosotas, at least sixty days prior to such date, written notification that it intends not to renew this agreement. The current term of Mr. Vosotas’ employment agreement will expire on March 16, 2014, unless automatically renewed as described above. Mr. Vosotas’s employment agreement provides that, if he is terminated by the Company without cause, or if he terminates his employment upon (a) a good faith determination by him that the Company has materially breached his employment agreement, (b) a material adverse change in his working conditions or status, (c) a significant relocation of his principal office or (d) upon or within the two-year period following a change of control of the Company, a good faith determination by him that there has been any of the following: a breach of his employment agreement by the Company, any adverse change in his working conditions, status, authority, duties, responsibilities (including reporting other than directly to the Board of Directors) or any requirement that he relocate his principal office to a location that is more than ten miles from the location of his principal office immediately prior to the change of control, then he shall be entitled to a severance payment equal to the sum of two times his annual base salary in effect at the time of such termination and his average annual bonus for the two full calendar years immediately preceding such termination. Mr. Vosotas’s agreement further provides that, during the term of the agreement and for a period of two years thereafter, Mr. Vosotas will not, directly or indirectly, compete with the Company by engaging in certain proscribed activities.

Effective November 22, 1999, the Company entered into an employment agreement with Ralph T. Finkenbrink, Senior Vice-President of Finance, which employment agreement was amended and restated on July 3, 2012. The agreement currently provides for a minimum base salary of $250,000 and annual performance bonuses as determined by the Compensation Committee. The term of the agreement, as amended and restated, agreement automatically renews on November 22 of each year for a successive two-year term, unless the Company provides to Mr. Finkenbrink, at least sixty days prior to such date, written notification that it intends not to renew this agreement. The current term of Mr. Finkenbrink’s employment agreement will expire on November 22, 2013, unless automatically renewed as described herein. Mr. Finkenbrink’s employment agreement provides that, if he is terminated by the Company without cause, or if he terminates his employment upon (a) a good faith determination by him that the Company has materially breached his employment agreement, (b) a material adverse change in his working conditions or status, (c) a significant relocation of his principal office or (d) upon or within the two-year period following a change of control of the Company, a good faith determination by him that there has been any of the following: a breach of his employment agreement by the Company, any adverse change in his working conditions, status, authority, duties, responsibilities (including reporting other than directly to the Board of Directors) or any requirement that he relocate his principal office to a location that is more than ten miles from the location of his principal office immediately prior to the change of control, then he shall be entitled to a severance payment equal to the sum of two times his annual base salary in effect at the time of such termination and his average annual bonus for the two full calendar years immediately preceding such termination. Mr. Finkenbrink’s agreement further provides that, during the term of the agreement and for a period of two years thereafter, Mr. Finkenbrink will not, directly or indirectly, compete with the Company by engaging in certain proscribed activities.

Summary of Equity Plan

The Equity Plan was adopted by the Board of Directors of the Company on June 15, 2006, and approved by the shareholders of the Company on August 9, 2006. The purposes of the Equity Plan are:

•	to attract, retain and reward individuals who serve as key employees and non-employee directors of the Board; and

•

to increase shareholder value by offering participants the opportunity to acquire Common shares or receive monetary payments based on the value of such Common shares. By providing stock-based awards to the Company’s key employees and non-employee directors, the Board of Directors believes those individuals will be provided an incentive to increase shareholder value.

The Equity Plan:

•	is administered by the Compensation Committee with respect to key employee participants and the Board of Directors with respect to Non-Employee Director participants;

•	permits the grant of stock options (non-qualified or incentive), restricted stock and performance shares;

•	limits the number of awards that the Compensation Committee may grant to any one key employee participant;

•	limits the number of shares that may be granted as restricted stock to 300,000 Common shares;

•	prohibits discounted stock options from being granted, and prohibits repricing of stock options;

•	requires shareholder approval for certain changes to the Equity Plan’s terms; and

•	reserves 975,000 Common shares for awards.

Director Compensation

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the fiscal year ended March 31, 2013:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Alton R. Neal	$43,000		$20,914	(1)				$63,914
Scott Fink	$31,000		$20,914	(1)				$51,914
Stephen Bragin	$32,000							$32,000

(1)	Represents the aggregate grant date fair value (computed in accordance with ASC Topic 718) of options to purchase 5,000 Common shares upon his reelection to the Board on August 7, 2012.

For the fiscal year ended March 31, 2013, each Director who was not an executive officer of the Company (“Non-Employee Director”) received an annual retainer of $21,000 ($30,000 for the Chair of the Audit Committee), plus $1,000 per Board of Directors meeting or committee meeting attended. For the fiscal year ending March 31, 2014, each Director who is a Non-Employee Director receives an annual retainer of $21,000 ($30,000 for the Chair of the Audit Committee), plus $1,000 per Board of Directors meeting or committee meeting attended. Directors who are executive officers of the Company receive no additional compensation for service as a member of either the Board of Directors or any committee of the Board.

Prior to August 9, 2006, the Company maintained the Nicholas Financial, Inc. Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan was terminated on August 9, 2006, and no new awards will be granted under such plan to Non-Employee Directors, although stock options granted under such plan and still outstanding will continue to be subject to all terms and conditions of such plan.

Effective August 9, 2006, the Company adopted the Equity Plan, under which the Board of Directors may grant awards to any Non-Employee Director. Prior to April 1, 2010, under the Equity Plan, each Non-Employee Director was entitled to receive 1,000 performance shares annually during his term as a Director. The number of Common shares that a Non-Employee Director was entitled to receive pursuant to such 1,000 performance share award depended upon the Company’s ability to meet fiscal year-to-fiscal year operating income growth targets, but could not exceed 1,000 Common shares. Beginning April 1, 2012, under the Equity Plan, each Non-Employee Director is entitled to receive a grant of options to purchase 5,000 Common shares upon his or her election or re-election to the Board.

Upon a change in control of the Company, the awards granted to Non-Employee Directors are treated in the same manner as awards made to employees as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Shares and Ownership of Management and Principal Holders

As of the date of this Report, the Company is authorized to issue 50,000,000 Common shares without par value and 5,000,000 Preference shares without par value. As of the close of business on June 1, 2013, there were issued and outstanding 12,161,729 Common shares and no Preference shares. At a General Meeting of the Company, on a show of hands, every shareholder present in person and entitled to vote shall have one vote, and on a poll, every shareholder present in person or represented by proxy and entitled to vote shall have one vote for each share of which such shareholder is the registered holder. Shares represented by proxy will only be voted on a poll.

The following table sets forth certain information regarding the beneficial ownership of Common shares as of June 1, 2013 regarding (i) each of the Company’s directors (including the nominees for re-election as directors), (ii) each of the Company’s executive officers, (iii) all directors and officers as a group, and (iv) each person known by the Company to beneficially own, directly or indirectly, more than 5% of the outstanding Common shares. Please note that, unless expressly indicated otherwise, all share and pricing information contained in this Report has been restated to reflect the 10% stock dividend completed on December 7, 2009. Except as otherwise indicated, each of the persons listed below has sole voting and investment power over the shares beneficially owned.

NAME	NUMBER OF SHARES	PERCENTAGE OWNED
Peter L. Vosotas (1) (2)	1,659,596	13.6%
Stephen Bragin (3) (4)	116,828	*
Alton R. Neal (5) (6)	27,517	*
Ralph T. Finkenbrink (7) (8)	217,503	1.8
Scott Fink (9) (10)	12,117	*
Mahan Family, LLC (11)	652,907	5.4
Southpoint Capital Advisors LLC (12)	1,036,220	8.5
All directors and officers as a group (5 persons) (13)	2,033,561	16.5%

*	Less than 1%

(1)	Mr. Vosotas’ business address is 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759.
(2)	Includes 359,467 shares owned directly by Mr. Vosotas (of which 20,000 are unvested shares of restricted stock), 1,203,085 held in family trusts over which Mr. Vosotas retains voting and investment power and 14,544 shares held by Mr. Vosotas’ spouse. Also includes 82,500 shares issuable upon the exercise of outstanding stock options exercisable within 60 days.
(3)	Mr. Bragin’s business address is c/o Nicholas Financial, Inc., 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759.
(4)	Includes 8,250 shares issuable upon the exercise of outstanding stock options exercisable within 60 days.
(5)	Mr. Neal’s business address is c/o Nicholas Financial, Inc., 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759.
(6)	Includes 9,917 shares issuable upon the exercise of outstanding stock options exercisable within 60 days.
(7)	Mr. Finkenbrink’s business address is 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759.
(8)	Includes 20,000 shares of unvested restricted stock and 57,700 shares issuable upon the exercise of outstanding stock options exercisable within 60 days.
(9)	Mr. Fink’s business address is 3936 U.S. Highway 19, New Port Richey, Florida 34652.
(10)	Includes 9,917 shares issuable upon the exercise of outstanding stock options exercisable within 60 days.
(11)	Mahan Family, LLC, together with Roger Mahan, Gary Mahan, Nancy Ernst, Kenneth Ernst and Mahan Children, LLC, filed a joint Schedule 13D/A on May 18, 2005. As reported in such Schedule 13D/A, Roger Mahan, Nancy Ernst and Gary Mahan are siblings. Kenneth Ernst is the husband of Nancy Ernst. Mahan Family, LLC is a New Jersey limited liability company of which Roger Mahan, Nancy Ernst and Gary Mahan are equity holders and the sole managers. The principal business address of Mahan Family, LLC is Stonehouse Road, P.O. Box 367, Millington, New Jersey. Mahan Children, LLC is a New Jersey limited liability company of which Roger Mahan, Nancy Ernst and Gary Mahan are the sole equity holders and managers. The principal business address of Mahan Children, LLC is Stonehouse Road, P.O. Box 367, Millington, New Jersey. Based upon information previously provided by the holder, in addition to 652,907 shares currently owned by Mahan Family, LLC, (i) Mahan Children, LLC owns 441,810 shares, (ii) Roger Mahan owns 132,000 shares, (iii) a daughter of Roger Mahan owns 549 shares, (iv) a son of Kenneth and Nancy Ernst owns 660 shares and (v) a son of Gary Mahan owns 660 shares. These shares collectively constitute approximately 10.1% of the Company’s outstanding Common shares.
(12)	As reported in a joint Schedule 13G/A filed on February 14, 2011, 1,036,220 shares are held by Southpoint Master Fund, LP, a Cayman Islands exempted limited partnership (the “Master Fund”), for which Southpoint Capital Advisors LP, a Delaware limited partnership (“Southpoint Advisors”), serves as the investment manager and Southpoint GP, LP, a Delaware limited partnership (“Southpoint GP”), serves as the general partner. Southpoint Capital Advisors, LLC, a Delaware limited liability company (“Southport CA LLC”), serves as the general partner of Southpoint Advisors, and Southpoint GP, LLC, a Delaware limited liability company, serves as the general partner of Southpoint GP. John S. Clark II serves as managing member of both Southpoint CA LLC and Southpoint GP, LLC. The Master Fund, Southpoint CA LLC, Southpoint GP, LLC, Southpoint GP, Southpoint Advisors and John S. Clark II have the shared power to vote and dispose of the 1,036,220 shares. The principal business address of the foregoing persons is 623 Fifth Avenue, Suite 2601, New York, New York 10022.
(13)	Includes an aggregate of 164,950 shares issuable upon the exercise of outstanding stock options exercisable within 60 days.

See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans” of this Report for certain information relating to the Company’s equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Indebtedness of Directors and Executive Officers

No Director or executive officer of the Company, and no associate or affiliate of any of them, is or has been indebted to the Company at any time since the beginning of the Company’s last completed fiscal year.

Transactions with Related Persons

Since the beginning of the Company’s fiscal year ended March 31, 2013, there have been no transactions with related persons, and there are no currently proposed transactions with related persons, required by applicable SEC rules and regulations to be disclosed hereunder.

Review, Approval, and/or Ratification of Transactions with Related Persons

The Company recognizes that transactions involving related persons can present potential or actual conflicts of interest and create the appearance that the Company’s business decisions are based on considerations other than the best interests of its shareholders. Therefore, in accordance with the terms of its charter, the Audit Committee of the Board will review and approve transactions involving related persons. The policy covers any transaction involving the Company and a related person, and is not limited solely to those transactions involving related persons that meet the minimum threshold for disclosure in the proxy statement under the relevant SEC rules (i.e., transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).

General Policy

Transactions involving related persons must be approved, or ratified if pre-approval is not feasible, by the Audit Committee of the Board consisting solely of independent directors, who will approve or ratify the transaction only if they determine that it is in the best interests of the Company’s shareholders. In considering the transaction, the Audit Committee will consider all relevant factors, including, as applicable: (i) the business rationale for entering into the transaction; (ii) available alternatives to the transaction; (iii) whether the transaction is on terms no less favorable than terms generally available to an unrelated third-party under the same or similar circumstances; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction. The Audit Committee will also periodically monitor ongoing transactions involving related persons to ensure that there are no changed circumstances that would render it advisable for the Company to amend or terminate the transaction.

Procedures

•	It is the responsibility of management or the affected director or executive officer to bring the matter to the attention of the Audit Committee.

•	Any transaction involving a related person should be presented to the Audit Committee at the next regularly scheduled meeting.

•	All transactions should be pre-approved by the Audit Committee, or if not feasible, ratified by the Audit Committee as promptly as practicable.

•

If a member of the Audit Committee is involved in the transaction, except for purposes of providing material information about the transaction to the Audit Committee, he must be recused from all discussions and decisions about the transaction.

Ongoing transactions involving related persons shall be reviewed by the Audit Committee on an annual basis at the first regularly scheduled meeting of the fiscal year.

Since the beginning of the Company’s last fiscal year, there have been no transactions required to be reported under the applicable SEC rules where such policies and procedures did not require review, approval or ratification or where such policies and procedures were not followed.

Director Independence

The Board has determined that Messrs. Neal, Bragin and Fink satisfy the independence requirements of current SEC rules and NASDAQ Global Select Market Listing Standards.

Leadership Structure and Role in Risk Oversight

Mr. Vosotas, the founder of the Company, has served as our Chief Executive Officer, or CEO, and Chairman of the Board, since the Company’s inception in 1985. Our Board does not have a policy on whether or not the roles of CEO and chairman should be separate; indeed, the Board has the authority to choose its chairman in any way it deems best for our Company at any given point in time. Accordingly, our Board reserves the right to vest the responsibilities of the CEO and chairman in the same person or in two different individuals, depending upon what it believes is in the best interests of the Company. Our Board currently believes that Mr. Vosotas is uniquely qualified to serve as both our chairman and CEO, given his historical leadership of our Board, his long history with our Company, his significant ownership interest in the Company and the current size of both the Company and our Board. Our Board believes, however, that there is no single Board leadership structure that would be most effective in all circumstances, and therefore the Board retains the authority to modify this structure to best address our Company’s and Board’s then current circumstances as and when appropriate.

Our Board, and, in particular, the Audit Committee are involved on an ongoing basis in the general oversight of our material identified enterprise-related risks. Each of our CEO and Chief Financial Officer, with input as appropriate from other appropriate management members, reports and provides relevant information directly to either our Board and/or the Audit Committee on various types of identified material financial, reputational, legal and business risks to which we are or may be subject, as well as mitigation strategies for certain key identified material risks. Our Board’s and Audit Committee’s roles in our risk oversight process have not affected our Board leadership structure.

Item 14. Principal Accountant Fees and Services

Independent Auditors

During the fiscal year ended March 31, 2013, the Company engaged Dixon Hughes Goodman LLP to provide certain audit services, including the audit of the Company’s annual consolidated financial statements and internal control over financial reporting, quarterly reviews of the condensed consolidated financial statements included in the Company’s Forms 10-Q, services performed in connection with filing this Report by the Company with the SEC, attendance at meetings with the Audit Committee and consultation on matters relating to accounting, tax and financial reporting. Dixon Hughes Goodman LLP has acted as the independent registered public accounting firm for the Company since December 31, 2003.

The Board of Directors and Audit Committee have recommended the appointment of Dixon Hughes Goodman LLP as Independent Auditors of the Company for the fiscal year ending March 31, 2014.

Fees for Audit and Non-Audit Related Matters

The fees charged by Dixon Hughes Goodman LLP for professional services rendered to the Company in connection with all audit and non-audit related matters were as follows:

	Fiscal Year Ended March 31,
	2013	2012
Audit Fees (1)	$347,000	$270,000
Audit Related Fees (2)	$18,000	$18,000
Tax Fees (3)	$60,390	$56,035
All Other Fees	None	None

(1)	Audit fees consist of fees for the integrated audit of the Company’s annual consolidated financial statements and internal control over financial reporting and reviews of the Company’s condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q.
(2)	Audit related fees consist primarily of fees for the audit of the Company’s retirement plan.
(3)	Fees incurred were for income tax return preparation and other compliance services.

The Audit Committee has concluded that Dixon Hughes Goodman LLP’s provision of the services described above is compatible with maintaining Dixon Hughes Goodman LLP’s independence. The Audit Committee pre-approved all of such services. The Audit Committee has established pre-approval policies and procedures with respect to audit and permitted non-audit services to be provided by the Company’s independent auditors.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During each of the fiscal years ended March 31, 2013 and 2012, respectively, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Part II, Item 8, of this Report.

(2)	Financial Statement Schedules

All financial schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4	Form of Common Stock Certificate (3)

10.1	Second Amended and Restated Loan and Security Agreement, dated January 12, 2010 (4)

10.2	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated September 1, 2011 (5)

10.3	Nicholas Financial, Inc. Employee Stock Option Plan (6)*

10.4	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan (7)*

10.5	Amended and Restated Employment Agreement, dated July 3, 2012, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance*

10.6	Amended and Restated Employment Agreement, dated July 3, 2012, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer*

10.7	Summary of Fiscal 2013/2014 Annual Incentive Programs*

10.8	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.9	Nicholas Financial, Inc. Equity Incentive Plan (8)*

10.10	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award*

10.11	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award*

10.12	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award*

10.13	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated December 21, 2012

10.14	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc. (9)

10.15	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction

10.16	Letter Agreement, dated June 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc. (9)

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2009 filed with the SEC on March 23, 2010.
(5)	Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 filed with the SEC on November 9, 2011.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81967).
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81961).
(8)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006.
(9)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004
(10)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 14, 2013

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

Signature	Title	Date

/s/ Peter L. Vosotas	Chairman of the Board, Chief Executive Officer, President and Director	June 14, 2013
Peter L. Vosotas

/s/ Ralph T. Finkenbrink	Sr. Vice President – Finance, Chief Financial Officer, Chief Accounting Officer and Director	June 14, 2013
Ralph T. Finkenbrink

/s/ Stephen Bragin	Director	June 14, 2013
Stephen Bragin

/s/ Alton R. Neal	Director	June 14, 2013
Alton R. Neal

/s/ Scott Fink	Director	June 14, 2013
Scott Fink

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc.*

3.2	Notice of Articles of Nicholas Financial, Inc.*

4	Form of Common Stock Certificate*

10.1	Second Amended and Restated Loan and Security Agreement, dated January 12, 2010*

10.2	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated September 1, 2011*

10.3	Nicholas Financial, Inc. Employee Stock Option Plan*

10.4	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan*

10.5	Amended and Restated Employment Agreement, dated July 3, 2012, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance

10.6	Amended and Restated Employment Agreement, dated July 3, 2012, between Nicholas Financial, Inc. and Peter L. Vosotas, President and Chief Executive Officer

10.7	Summary of Fiscal 2013/2014 Annual Incentive Bonus Programs

10.8	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.9	Nicholas Financial, Inc. Equity Incentive Plan*

10.10	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award

10.11	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award

10.12	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award

10.13	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated December 21, 2012

10.14	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc.*

10.15	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction

10.16	Letter Agreement, dated July 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc.*

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. §1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.