Form 10-Q
period 2013-06-30
NICHOLAS FINANCIAL INC
filed 2013-08-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 1, 2013, the registrant had 12,180,239 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2013 (Unaudited)	March 31, 2013
Assets
Cash	$3,658,951	$2,797,716
Finance receivables, net	255,257,992	249,825,801
Assets held for resale	1,782,023	1,203,664
Income taxes receivable	—	102,999
Prepaid expenses and other assets	739,704	736,746
Property and equipment, net	756,581	741,581
Interest rate swap agreements	328,407	—
Deferred income taxes	7,568,768	8,426,961

Total assets	$270,092,426	$263,835,468

Liabilities and shareholders’ equity
Line of credit	$126,021,510	$125,500,000
Drafts payable	1,823,520	2,096,311
Accounts payable and accrued expenses	6,665,061	7,405,579
Income taxes payable	2,500,070	—
Interest rate swap agreements	—	504,852
Deferred revenues	1,604,553	1,363,630

Total liabilities	138,614,714	136,870,372

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,176,029 and 12,154,069 shares issued and outstanding, respectively	30,304,043	30,031,548
Retained earnings	101,173,669	96,933,548

Total shareholders’ equity	131,477,712	126,965,096

Total liabilities and shareholders’ equity	$270,092,426	$263,835,468

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2013	2012
Revenue:
Interest and fee income on finance receivables	$20,469,372	$20,417,957
Sales	6,363	9,769

	20,475,735	20,427,726
Expenses:
Cost of sales	2,295	3,363
Marketing	396,074	374,332
Salaries and employee benefits	4,851,450	4,524,486
Administrative	2,598,651	2,098,938
Provision for credit losses	2,641,791	3,103,266
Dividend tax	73,019	60,416
Depreciation	75,335	72,467
Interest expense	1,404,906	1,192,140
Change in fair value of interest rate swap agreements	(833,259)	209,101

	11,210,262	11,638,509

Operating income before income taxes	9,265,473	8,789,217
Income tax expense	3,564,980	3,381,761

Net income	$5,700,493	$5,407,456

Earnings per share:

Basic	$0.47	$0.45

Diluted	$0.46	$0.44

Dividends declared per share	$0.12	$0.10

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$5,700,493	$5,407,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,335	72,467
Gain on sale of property and equipment	(2,013)	—
Provision for credit losses	2,641,791	3,103,266
Amortization of dealer discounts	(2,974,446)	(3,147,869)
Deferred income taxes	858,193	(253,697)
Share-based compensation	122,259	281,707
Change in fair value of interest rate swap agreements	(833,259)	209,101
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,958)	(2,957)
Accounts payable and accrued expenses	(740,518)	(348,076)
Income taxes payable	2,603,069	3,598,939
Deferred revenues	240,923	18,692

Net cash provided by operating activities	7,688,869	8,939,029

Cash flows from investing activities
Purchase and origination of finance receivables	(39,328,663)	(34,792,569)
Principal payments received	34,229,127	32,533,699
Increase in assets held for resale	(578,359)	(109,500)
Purchase of property and equipment	(101,122)	(86,466)
Proceeds from sale of property and equipment	12,800	—

Net cash used in investing activities	(5,766,217)	(2,454,836)

Cash flows from financing activities
Net proceeds from (repayment of) line of credit	521,510	(3,000,000)
Decrease in drafts payable	(272,791)	(112,270)
Payment of cash dividends	(1,460,372)	(1,208,328)
Proceeds from exercise of stock options	83,140	51,210
Excess tax benefits from exercise of stock options	67,096	31,525

Net cash used in financing activities	(1,061,417)	(4,237,863)

Net increase in cash	861,235	2,246,330
Cash, beginning of period	2,797,716	2,803,054

Cash, end of period	$3,658,951	$5,049,384

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2013, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2014. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the Securities and Exchange Commission on June 14, 2013. The March 31, 2013 consolidated balance sheet included herein has been derived from the March 31, 2013 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, the Company made error corrections for departures from U.S. GAAP and revised previously reported amounts. One of the corrections is related to the accounting treatment for dealer discounts. A dealer discount represents the difference between the amount of a finance receivable, net of unearned interest, based on the terms of a Contract with the borrower, and the amount of money the Company actually pays the dealer for the Contract. Prior to the correction, based on past industry practices, Contracts were recorded at the net initial investment with the gross Contract balance recorded offset by the dealer discounts which were recorded as an allowance for credit losses for the acquired Contracts. The Company determined that this accounting treatment was incorrect as U.S. GAAP prohibits carrying over valuation allowances in the initial accounting for acquired loans. Accordingly, the Company has now applied an acceptable method under U.S. GAAP, deferring and netting dealer discounts against finance receivables as unearned discounts, and recognizing dealer discounts into income as an adjustment to yield over the life of the loan using the interest method.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

1. Basis of Presentation (continued)

The Company evaluated the significance of the departures from U.S. GAAP to the consolidated financial statements. After an adjustment to beginning equity and the opening balance of unearned dealer discounts, net of tax, for the initial period presented, there is a limited effect on earnings and no impact on cash flows.

The changes to consolidated financial statement captions and earnings per share, if any, are as follows.

	June 30, 2012 as Reported	Correction	June 30, 2012 as Corrected
Consolidated Balance Sheet
Finance receivables, net	$244,597,019	$(1,040,115)	$243,556,904
Deferred income taxes	8,978,840	399,157	9,376,997
Retained earnings, June 30, 2012	111,678,205	(641,958)	111,036,247

	June 30, 2012 as Reported	Correction	June 30, 2012 as Corrected
Consolidated Statements of Income
Interest and fee income on finance receivables	$17,270,088	$3,147,869	$20,417,957
Provision for credit losses	10,372	3,092,894	3,103,266
Operating income	8,734,242	54,975	8,789,217
Income tax expense	3,360,717	21,044	3,381,759
Net income	5,373,525	33,931	5,407,456
Earnings per share—basic	0.45	—	0.45
Earnings per share—diluted	0.44	—	0.44

	June 30, 2012 as Reported	Correction	June 30, 2012 as Corrected
Consolidated Statements of Cash Flows (Operating Activities)
Net income	$5,373,525	$33,931	$5,407,456
Provision for credit losses	10,372	3,092,894	3,103,266
Deferred income taxes	(274,741)	21,044	(253,697)
Amortization of dealer discounts	—	(3,147,869)	(3,147,869)
Net cash provided by operating activities	8,939,029	—	8,939,029

In addition the Company has corrected these errors in the finance receivables disclosure in Note 4. The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	June 30, 2012 as Reported	Correction	June 30, 2012 as Corrected
Balance at beginning of year	$35,495,684	$(15,996,476)	$19,499,208
Discounts acquired on new volume	3,100,938	(3,100,938)	—
Provision for credit losses	(79,218)	3,092,894	3,013,676
Losses absorbed	(3,659,844)	—	(3,659,844)
Recoveries	788,616	—	788,616
Discounts accreted	(521)	521	—

Balance at end of year	$35,645,655	$(16,003,999)	$19,641,656

2. Revenue Recognition

Finance receivables consist of purchased automobile finance installment contracts (“Contracts”) and originated direct consumer loans (“Direct Loans”). Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

2. Revenue Recognition (continued)

When the Company receives a payment for a Contract that was contractually delinquent for more than 60 days, the payment is posted to the account. At the time of the payment, the interest that was paid is recorded as income by the Company and the Contract is no longer considered over 60 days contractually delinquent; therefore, the accruing of interest is resumed. As of June 30, 2013 and March 31, 2013 the amount of gross finance receivables not accruing interest was approximately $5,665,000 and $4,132,000, respectively.

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended June 30, 2013 and 2012 was 8.35% and 9.04%, respectively.

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

The Company’s net fees charged for originating direct loans are recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method.

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

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2013	2012
Numerator for earnings per share – net income	$5,700,493	$5,407,456

Denominator:
Denominator for basic earnings per share – weighted average shares	12,065,012	11,940,200
Effect of dilutive securities: Stock options and other share awards	222,480	238,640

Denominator for diluted earnings per share	12,287,492	12,178,840

Earnings per share:
Basic	$0.47	$0.45

Diluted	$0.46	$0.44

For the three months ended June 30, 2013 and 2012 potential common stock from stock options totaling 10,000 and 117,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables

Finance receivables are detailed as follows:

	June 30, 2013	March 31, 2013
Finance receivables, gross contract	$403,447,270	$395,721,730
Unearned interest	(116,076,836)	(112,922,191)

Finance receivables, net of unearned interest	287,370,434	282,799,539
Unearned dealer discounts	(16,709,388)	(16,415,169)

Finance receivables, net of unearned interest and unearned dealer discounts	270,661,046	266,384,370
Allowance for credit losses	(15,403,054)	(16,558,569)

Finance receivables, net	$255,257,992	$249,825,801

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 48 months. The Contracts and Direct Loans bear a weighted average effective interest rate of 23.22% and 25.69% as of June 30, 2013 and 23.34% and 25.84% as of March 31, 2013, respectively.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended June 30,
	2013	2012
Balance at beginning of period	$16,090,652	$19,499,208
Provision for credit losses	2,494,430	3,013,676
Losses absorbed	(4,648,976)	(3,659,844)
Recoveries	875,067	788,616

Balance at end of period	$14,811,173	$19,641,656

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of June 30, 2013, the average model year of vehicles collateralizing the portfolio was a 2005 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 93%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses. In determining the provision and allowance for credit losses, we consider the reduction in the net carrying amount of finance receivables resulting from dealer discounts.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended June 31,
	2013	2012
Balance at beginning of period	$467,917	$492,184
Current period provision	147,361	89,590
Losses absorbed	(27,586)	(25,092)
Recoveries	4,189	5,121

Balance at end of period	$591,881	$561,803

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

In deciding whether or not to make a Direct Loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of June 30, 2013, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and trends over several reporting periods which are useful in estimating future losses and overall portfolio performance.

A performing account is defined as an account that is less than 61 days past due. A non-performing account is defined as an account that is contractually delinquent for 61 days or more and the accrual of interest income is suspended. When an account is 120 days contractually delinquent, the account is written off. Effective April 1, 2013, the Company changed its policy in regards to bankrupt accounts. Prior to April 1, 2013 the Company would charge-off the entire principal balance of a bankrupt account in the month following confirmation from the bankruptcy court. Subsequent to the charge-off the Company would collect monthly payments from the bankruptcy court recording the recovery payments and reducing charge-off totals in the month collected. Under the new method, the Company no longer charges off the entire principal balance at the time of bankruptcy. Upon notification of a bankruptcy, an account is monitored for collection with other bankrupt accounts. In the event the debtors balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings to allow the customer to begin making regularly scheduled payments. This approach to bankrupt accounts aligns the Company with typical industry practice. The following table is an assessment of the credit quality by creditworthiness:

	June 30, 2013		March 31, 2013
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$391,977,580	$9,654,948	$386,324,594	$8,779,270
Bankrupt accounts	1,802,820	11,922	615,499	2,367

Total	$393,780,400	$9,666,870	$386,940,093	$8,781,637

Performing accounts	$388,159,066	$9,623,370	$382,843,130	$8,746,338
Non-performing accounts	5,621,334	43,500	4,096,963	35,299

Total	$393,780,400	$9,666,870	$386,940,093	$8,781,637

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans:

		Delinquencies
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2013	$393,780,400	$12,803,342	$3,540,383	$2,080,951	$18,424,676
		3.25%	0.90%	0.53%	4.68%
June 30, 2012	$385,611,683	$12,745,275	$3,216,955	$804,930	$16,767,160
		3.31%	0.83%	0.21%	4.35%
Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2013	$9,666,870	$83,885	$27,046	$16,454	$127,385
		0.87%	0.28%	0.17%	1.32%
June 30, 2012	$7,095,917	$78,044	$19,390	$4,226	$101,660
		1.10%	0.27%	0.06%	1.43%

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

5. Line of Credit

The Company has an agreement with its consortium of lenders for a line of credit facility (the “Line”) for an amount of $150,000,000. In December 2012, the Company executed an amendment to the Line that extends the maturity date to November 30, 2014. The pricing of the Line is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at June 30, 2013 and March 31, 2013). Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was $126,021,510 and $125,500,000 as of June 30, 2013 and March 31, 2013, respectively. The amount available under the line of credit was approximately $23,978,490 and $24,500,000 as of June 30, 2013 and March 31, 2013, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of June 30, 2013, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interst rate risk. The interest rate swap agreements converted a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables. The following table summarizes the activity in the notional amounts of interest rate swap agreements:

	Three months ended June 30,
	2013	2012
Notional amounts at April 1	$50,000,000	$—
New contracts	—	25,000,000
Matured contracts	—	—

Notional amounts at June 30	$50,000,000	$25,000,000

Interest rate swap agreements effective as of June 30, 2013 and during the three months ended June 30, 2013 and 2012 are detailed as follows:

Date Entered	Effective Date	Notional Amount	Fixed Rate Of Interest	Maturity Date
June 1, 2012	June 13, 2012	$25,000,000	1.00%	June 13, 2017
July 30, 2012	August 13, 2012	$25,000,000	0.87%	August 14, 2017

The interest rate swap agreements are not designated as hedges. The changes in the fair value of interest of interest rate swaps (unrealized gains and losses) are recorded in earnings. The Company does not use interst rate swap agreements for speculative purposes. Such instruments continue to be intended for use as ecomonic hedges.

The locations and amounts of (gains) losses in income are as follows:

	Three months ended June 30,
	2013	2012
Periodic change in fair value of interest rate swap agreements	$(833,259)	$209,101
Periodic settlement differentials included in interest expense	93,314	15,818

Total	$(739,945)	$224,919

The Company recorded realized losses from the swap agreements in the interest expense line item of the consolidated statement of income. The following table summarizes the variable rate received and fixed rate paid under the swap agreements.

	Three months ended June 30,
	2013	2012
Variable rate received	0.20%	0.24%
Fixed rate paid	0.94%	1.00%

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

Assets and (Liabilities) Recorded at Fair Value on a Recurring Basis

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

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
June 30, 2013	$—	$328,407	$—	$328,407
March 31, 2013	$—	$(504,852)	$—	$(504,852)

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

The Line was amended within the quarter ended December 31, 2012. Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of June 30, 2013 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Finance receivables:
June 30, 2013	$—	$—	$255,257,992	$255,257,992
March 31, 2013	$—	$—	$249,825,801	$249,825,801
Line of credit
June 30, 2013	$—	$126,021,510	$—	$126,021,510
March 31, 2013	$—	$125,500,000	$—	$125,500,000

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Cash Dividend

Dividends recorded during the three months ended June 30, 2013 and 2012 were declared and paid as follows. On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013. On May 2, 2012, the Company’s Board of Directors announced a quarterly cash dividend of $0.10 to be paid on June 6, 2012.

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

Corrections to Consolidated Financial Statements

In connection with the audit of our consolidated financial statements for the fiscal year ended March 31, 2013, the Company determined that it was necessary to correct its consolidated financial statements.

One of the corrections is related to the accounting treatment for dealer discounts. A dealer discount represents the difference between the amount of a finance receivable, net of unearned interest, based on the terms of a Contract with the borrower, and the amount of money the Company actually pays the dealer for the Contract. Prior to the correction, Contracts were recorded at the net initial investment, with the gross Contract balances recorded offset by the dealer discounts which were recorded as an allowance for credit losses for the acquired Contracts. The Company determined that this accounting treatment was incorrect as U.S. GAAP prohibits carrying over valuation allowances in the initial accounting for acquired loans. Accordingly, the Company has now applied an acceptable method under U.S. GAAP, deferring and netting dealer discounts against finance receivables as unearned discounts, and recognizing dealer discounts into income as an adjustment to yield over the life of the each loan using the interest method.

As a result, the allowance for loan losses is now established solely through charges to earnings through the provision for credit losses. The Company has evaluated the significance of the departure from U.S. GAAP to the consolidated financial statements. Under both the former accounting policy and U.S. GAAP, the dealer discount remains a reduction of gross finance receivables in arriving at the carrying amount of finance receivables, net. Accordingly, finance receivables continue to be initially recorded at the net initial investment at the time of purchase. Subsequently, the allowance for credit losses is maintained at an amount that reduces the net carrying amount of finance receivables for incurred losses. The change in this accounting presentation does not result in a change to the net carrying amount of finance receivables or to net income as historical losses incurred, and estimated incurred losses as of the balance sheet date, are generally in excess of the original dealer discount. The removal of the dealer discount from the allowance requires an equal replacement of provision expense as that portion of the allowance is necessary to absorb probable incurred losses. This correction also did not have an impact on previously reported assets, liabilities, working capital, equity, earnings, or cash flows.

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

Management corrected the errors and retroactively adjusted amounts as of and for the quarter ended June 30, 2012 to ensure the errors would not result in a material difference in future periods.

The changes to the Company’s consolidated financial statements for the quarter ended June 30, 2012 resulting from such corrections are set forth in “Note 2. Summary of Significant Accounting Policies – Corrections” to the consolidated financial statements of the Company included in “Item 1. Financial Statements (Unaudited)” of this Report.

Prior period interim financial information appearing elsewhere in this Report has also been revised in light of the foregoing corrections. The changes resulting from such corrections are immaterial and, accordingly, we are not amending or restating any previously filed SEC reports or the consolidated financials included therein.

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses in the existing portfolio. The allowance for credit losses is established through a provision for losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

The allowance for loan losses is established through charges to earnings through the provision for credit losses. The allowance for credit losses is maintained at an amount that reduces the net carrying amount of finance receivables for incurred losses. If a static pool is fully liquidated and has any remaining reserves, the excess provision is immediately reversed during the period. For static pools that are not fully liquidated that are deemed to have excess reserves, such amounts are reversed against provision for credit losses during the period.

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

Introduction

Consolidated net income increased 6% to approximately $5.7 million for the three-month period ended June 30, 2013 as compared to $5.4 million for the corresponding period ended June 30, 2012. Diluted earnings per share increased to $0.46 for the three months ended June 30, 2013 from $0.44 for the three months ended June 30, 2012.

Interest and fee income on finance receivables remained relatively flat for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Our results for the three months ended June 30, 2013 were positively effected by a non-cash gain related to interest rate swaps and were adversely effected by an increase in operating expenses.

The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the three months ended June 30, 2013 or 2012.

	Three months ended June 30,
Portfolio Summary	2013	2012
Average finance receivables, net of unearned interest (1)	$285,637,997	$279,750,283

Average indebtedness (2)	$125,880,390	$110,750,000

Interest and fee income on finance receivables (3)*	$20,469,372	$20,417,957
Interest expense	1,404,906	1,192,140

Net interest and fee income on finance receivables*	$19,064,466	$19,225,817

Weighted average contractual rate (4)	22.99%	23.81%

Average cost of borrowed funds (2)	4.46%	4.31%

Gross portfolio yield (5)*	28.66%	29.19%
Interest expense as a percentage of average finance receivables, net of unearned interest	1.97%	1.70%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest *	3.70%	4.44%

Net portfolio yield (5)*	22.99%	23.05%
Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	11.12%	10.10%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)*	11.87%	12.95%

Write-off to liquidation (8)	5.90%	4.93%
Net charge-off percentage (9)	5.15%	4.07%

Note: All three month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.

(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and Direct Loans originated during the period.

(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $55,000 and $67,000 during the three-month periods ended June 30, 2013 and 2012, respectively.

(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.

(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.

(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

*	These amounts for June 30, 2012 have been revised as discussed in Note 2 to the consolidated financial statements.

Three months ended June 30, 2013 compared to three months June 30, 2012

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased by less than 1% to approximately $20.5 million for the three-month period ended June 30, 2013 from $20.4 million for the corresponding period ended June 30, 2012. Average finance receivables, net of unearned interest of approximately $285.6 million as of June 30, 2013, increased 2% from $279.8 million as of June 30, 2012. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and the recent openings of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 3% to approximately $403.4 million as of June 30, 2013, from $392.7 million as of June 30, 2012. The gross portfolio yield decreased to 28.66% for the three-month period ended June 30, 2012 from 29.19% for the three-month period ended June 30, 2012. The net portfolio yield remained fairly consistent at 22.99% for the corresponding period ended June 30, 2013 from 23.05% for the three-month period ended June 30, 2012. The gross portfolio yield decreased due to a lower weighted APR earned on finance receivables.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $8.0 million for the three-month period ended June 30, 2013 from approximately $7.1 million for the corresponding period ended June 30, 2012. The increase of 13% was primarily attributable to new branch locations and an increase in operating expenses. The Company opened additional branches and increased average headcount to 321 for the three-month period ended June 30, 2013 from 303 for the three-month period ended June 30, 2012. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, increased to 11.12% for the three-month period ended June 30, 2013 from 10.10% for the three-month period ended June 30, 2012.

Interest Expense

Interest expense increased to approximately $1.4 million for the three-month period ended June 30, 2013 from $1.2 million for the three-month period ended June 30, 2012. One interest rate swap agreement was entered into during the first quarter ended June 30, 2012. Two interest rate swap agreements were in effect during the entire three-month period ended June 30, 2013. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2013	2012
Variable interest under the line of credit facility	0.35%	0.50%
Settlements under interest rate swap agreements	0.30%	0.05%
Credit spread under the line of credit facility	3.81%	3.75%

Average cost of borrowed funds	4.46%	4.30%

The Company’s average cost of funds increased due to settlements under the interest rate swap agreements during the three months ended June 30, 2013. The weighted average notional amount of the interest rate swap agreements were $50.0 million at a weighted average fixed rate of .94% for the three months ended June 30, 2013. As of June 30, 2012 only $25.0 million in notional interest rate swap agreements was outstanding at a fixed rate of 1.00% and only for a part of the quarter. For further discussions regarding the effect of interest rate swap agreements see note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month period ended June 30, 2013 and 2012, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended June 30,
State	2013	2012
FL	$12,109,051	$11,073,393
GA	4,147,343	3,921,042
NC	4,448,482	3,286,300
SC	1,400,374	656,869
OH	6,065,865	5,350,511
MI	1,715,302	1,080,268
VA	1,460,241	1,194,789
IN	2,134,790	1,913,686
KY	2,317,470	2,306,906
MD	519,657	378,245
AL	1,783,268	1,753,764
TN	1,774,514	1,364,078
IL	556,335	1,167,098
MO	1,133,722	1,600,446
KS	316,300	184,537

Total	$41,882,714	$37,231,933

	Three months ended June 30,
Contracts	2013	2012
Purchases	$41,882,714	$37,231,933
Weighted APR	22.81%	23.67%
Average discount*	8.35%	9.04%
Weighted average term (months)	51	49
Average loan	$10,576	$9,918
Number of Contracts	3,960	3,754

*	This amount for June 30, 2012 has been revised as discussed in Note 2 to the consolidated financial statements.

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended June 30,
Direct Loans Originated	2013	2012
Originations	$2,639,159	$2,054,485
Weighted APR	25.82%	26.38%
Weighted average term (months)	29	28
Average loan	$3,491	$3,287
Number of loans	756	625

Analysis of Credit Losses

As of June 30, 2013, the Company had 1,372 active static pools. The average pool upon inception consisted of 58 Contracts with aggregate finance receivables, net of unearned interest, of approximately $595,000.

The Company anticipates losses absorbed as a percentage of liquidation will be in the 5%-10% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three months ended June 30, 2013.

The provision for credit losses decreased to approximately $2.6 million from approximately $3.1 million for the three months ended June 30, 2013 and 2012, respectively. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools which has resulted in an increase in expected future cash flows. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb incurred losses in the existing portfolio was less than the provision in fiscal 2013. The Company’s losses as a percentage of liquidation increased primarily as a result of increased competition in all markets that the Company presently operates in to 5.90% from 4.93% for the three months ended June 30, 2013 and 2012, respectively. Increased competition has led to a higher percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines. The static pools originated during the three-month period ended June 30, 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated during the three-month period ended June 30, 2012. Consequently, if this trend continues, the Company would expect the provision for credit losses to increase for future static pools. The Company has also experienced increased losses in part due to a decrease in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended June 30, 2013 and 2012 auction proceeds from the sale of repossessed vehicles averaged approximately 51% and 57%, respectively of the related principal balance.

The Company believes delinquency trends over several reporting periods are useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes results from internal branch audits as an indicator of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators. The delinquency percentage for Contracts more than thirty days past due as of June 30, 2013 was 4.68% as compared to 4.35% as of June 30, 2012. This increase is primarily as a result of increased competition in all markets that the Company presently operates in. Increased competition typically reduces discounts on contracts purchased and also results in a greater percentage of contracts, while still within guidelines, that result in lower credit quality. The delinquency percentage for Direct Loans more than thirty days past due as of June 30, 2013 was 1.32% as compared to 1.43% as of June 30, 2012. See note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases the delinquency percentage for Contracts and the losses as a percentage of liquidation were contemplated in determining the appropriate reserve levels, particularly for less seasoned pools.

Recoveries as a percentage of charge-offs decreased to approximately 21.39% for the three months ended June 30, 2013 from approximately 22.77% for the three months ended June 30, 2012. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts. For the three months ended June 30, 2013 and June 30, 2012 the Company granted deferrals to approximately 5.28% and 5.90%, respectively, of total Contracts. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

Driven by increases in operating income, the provision for income taxes increased to approximately $3.6 million for the three months ended June 30, 2013 from approximately $3.4 million for the three months ended June 30, 2012. The Company’s effective tax rate remained consistent decreasing slightly to 38.47% for the three months ended June 30, 2013 from 38.48% for the three months ended June 30, 2012.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$7,688,869	$8,939,029
Investing activities (primarily purchase of Contracts)	(5,766,217)	(2,454,836)
Financing activities	(1,061,417)	(4,237,863)

Net increase in cash	$861,235	$2,246,330

The Company’s primary use of working capital during the three months ended June 30, 2013 was the funding of the purchase of Contracts which are financed substantially through cash from operations and draws on the Line. The Line is secured by all of the assets of the Company and has a maturity date of November 30, 2014. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of June 30, 2013, the amount outstanding under the Line was approximately $126.0 million, and the amount available under the Line was approximately $24.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $0.5 million during the three months ended June 30, 2013. The increase of the Line is principally related to the fact that cash needed to fund new contracts exceeded cash received from operations. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants.

On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013.

Contractual Obligations

The following table summarizes the Company’s material obligations as of June 30, 2013.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,339,175	$1,614,449	$1,545,984	$178,742	$—
Line of credit	126,021,510	—	126,021,510	—	—
Interest on line of credit[1]	7,962,459	5,620,559	2,341,900	—	—

Total	$137,323,144	$7,235,008	$129,909,394	$178,742	$—

[1]

Interest on outstanding borrowings under the Line as of June 30, 2013 based on an effective interest rate of 4.46% and the estimated effect of the interest rate swap settlement at June 30, 2013. The effective interest rate used in the above table does not contemplate an impact from the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of sixty-five branch locations in fifteen states, including twenty in Florida; eight in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana, Missouri, Michigan, and Alabama; two in Virginia, Tennessee, Illinois, and South Carolina; and one each in Maryland, and Kansas. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, thirteen of our branches meet this capacity. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, would expect to open additional branch locations during fiscal 2014. The Company remains open to acquisitions should an opportunity present itself.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 9, 2013	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 9, 2013	/s/ Ralph T. Finkenbrink
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