Form 10-Q
period 2013-09-30
NICHOLAS FINANCIAL INC
filed 2013-11-12
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 1, 2013, the registrant had 12,203,769 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)
Assets
Cash	$4,473,682	$2,797,716
Finance receivables, net	260,494,081	249,825,801
Assets held for resale	2,012,361	1,203,664
Income taxes receivable	847,167	102,999
Prepaid expenses and other assets	678,150	736,746
Property and equipment, net	749,358	741,581
Interest rate swap agreements	135,245	—
Deferred income taxes	7,211,508	8,426,961

Total assets	$276,601,552	$263,835,468

Liabilities and shareholders’ equity
Line of credit	$131,000,000	$125,500,000
Drafts payable	2,118,901	2,096,311
Accounts payable and accrued expenses	6,808,894	7,405,579
Interest rate swap agreements	56,454	504,852
Deferred revenues	1,870,092	1,363,630

Total liabilities	141,854,341	136,870,372

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,198,279 and 12,154,069 shares issued and outstanding, respectively	30,647,744	30,031,548
Retained earnings	104,099,467	96,933,548

Total shareholders’ equity	134,747,211	126,965,096

Total liabilities and shareholders’ equity	$276,601,552	$263,835,468

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Revenue:
Interest and fee income on finance receivables	$20,943,161	$20,696,241	$41,412,533	$41,114,198
Sales	5,763	9,180	12,126	18,949

	20,948,924	20,705,421	41,424,659	41,133,147

Expenses:
Cost of sales	2,541	1,809	4,836	5,172
Marketing	363,515	355,498	759,589	729,830
Salaries and employee benefits	4,831,559	4,563,604	9,683,009	9,088,090
Administrative	2,736,298	2,267,648	5,334,949	4,366,586
Provision for credit losses	3,973,104	3,261,721	6,614,895	6,364,987
Dividend tax	69,538	72,042	142,557	132,458
Depreciation	76,819	70,253	152,154	142,720
Interest expense	1,442,898	1,250,231	2,847,804	2,442,371
Change in fair value of interest rate swap agreements	249,616	474,019	(583,643)	683,120

	13,745,888	12,316,825	24,956,150	23,955,334

Operating income before income taxes	7,203,036	8,388,596	16,468,509	17,177,813
Income tax expense	2,886,484	3,238,458	6,451,464	6,620,219

Net income	$4,316,552	$5,150,138	$10,017,045	$10,557,594

Earnings per share:

Basic	$0.36	$0.43	$0.83	$0.88

Diluted	$0.35	$0.42	$0.82	$0.87

Dividends declared per share	$0.12	$0.12	$0.24	$0.22

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$10,017,045	$10,557,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,154	142,720
Gain on sale of property and equipment	(21,800)	(5,615)
Provision for credit losses	6,614,895	6,364,987
Amortization of dealer discounts	(6,108,055)	(6,082,112)
Deferred income taxes	1,215,453	628,705
Share-based compensation	261,444	575,404
Change in fair value of interest rate swap agreements	(583,643)	683,120
Changes in operating assets and liabilities:
Prepaid expenses and other assets	58,596	201,685
Accounts payable and accrued expenses	(596,685)	408,383
Income taxes receivable	(744,168)	(785,353)
Deferred revenues	506,462	46,861

Net cash provided by operating activities	10,771,698	12,736,379

Cash flows from investing activities
Purchase and origination of finance receivables	(78,220,371)	(71,122,887)
Principal payments received	67,045,251	64,080,392
Increase in assets held for resale	(808,697)	(268,649)
Purchase of property and equipment	(178,912)	(149,566)
Proceeds from sale of property and equipment	40,781	6,670

Net cash used in investing activities	(12,121,948)	(7,454,040)

Cash flows from financing activities
Net draws on or repayment from line of credit	5,500,000	(2,000,000)
Change in drafts payable	22,590	(37,216)
Payment of cash dividends	(2,851,126)	(2,649,163)
Proceeds from exercise of stock options	217,673	220,136
Excess tax benefits from exercise of stock options and vesting of other share awards	137,079	103,400

Net cash provided (used) by financing activities	3,026,216	(4,362,843)

Net increase in cash	1,675,966	919,496
Cash, beginning of period	2,797,716	2,803,054

Cash, end of period	$4,473,682	$3,722,550

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, the Company made error corrections for departures from U.S. GAAP and revised previously reported amounts. One of the corrections is related to the accounting treatment for dealer discounts. A dealer discount represents the difference between the amount of a finance receivable, net of unearned interest, based on the terms of a Contract with the borrower, and the amount of money the Company actually pays the dealer for the Contract. Prior to the correction, Contracts were recorded at the net initial investment with the gross Contract balance recorded offset by the dealer discounts which were recorded as an allowance for credit losses for the acquired Contracts. The Company determined that this accounting treatment was incorrect as U.S. GAAP prohibits carrying over valuation allowances in the initial accounting for acquired loans. Accordingly, the Company has now applied an acceptable method under U.S. GAAP, deferring and netting dealer discounts against finance receivables as unearned discounts, and recognizing dealer discounts into income as an adjustment to yield over the life of the loan using the interest method.

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

The second correction related to the accounting treatment and presentation of certain fees charged to dealers and costs incurred in purchasing loans from dealers. The costs related principally to evaluating borrowers subject to Contracts in relation to the Company’s underwriting guidelines in making a determination to acquire Contracts. Prior to the correction, fees charged to dealers were reduced by certain costs incurred to purchase Contracts, deferred on a net basis and then amortized into income over the lives of the loans using the interest method. Under U.S. GAAP, the fees charged to dealers are considered to be a part of the unearned dealer discount as they are a determinant of the net amount of cash paid to the dealer. Further, U.S. GAAP specifies that costs incurred in connection with acquiring purchased loans or committing to purchase loans shall be charged to expense as incurred. Such costs do not qualify as origination costs to be deferred as the Contracts have already been originated by the dealers.

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

The changes to consolidated financial statement captions and earnings per share, if any, are as follows:

Consolidated Balance Sheet	September 30, 2012 as Reported	Correction	September 30, 2012 as Corrected
Finance receivables, net	$249,072,304	$(1,059,253)	$248,013,051
Deferred income taxes	8,089,112	405,483	8,494,595
Retained earnings, September 30, 2012	115,399,320	(653,770)	114,745,550

Consolidated Statements of Income – Three months ended September 30, 2012	Three months ended September 30, 2012 as Reported	Correction	Three months ended September 30, 2012 as Corrected
Interest and fee income on finance receivables	$17,761,998	$2,934,243	$20,696,241
Provision for credit losses	308,340	2,953,381	3,261,721
Operating income	8,407,734	(19,138)	8,388,596
Income tax expense	3,245,784	(7,326)	3,238,458
Net income	5,161,950	(11,812)	5,150,138
Earnings per share – basic	0.43	—	0.43
Earnings per share – diluted	0.42	—	0.42

Consolidated Statements of Income – Six months ended September 30, 2012	Six months ended September 30, 2012 as Reported	Correction	Six months ended September 30, 2012 as Corrected
Interest and fee income on finance receivables	$35,032,086	$6,082,112	$41,114,198
Provision for credit losses	318,712	6,046,275	6,364,987
Operating income	17,141,976	35,837	17,177,813
Income tax expense	6,606,501	13,718	6,620,219
Net income	10,535,475	22,119	10,557,594
Earnings per share – basic	0.88	—	0.88
Earnings per share – diluted	0.86	0.01	0.87

Consolidated Statements of Cash Flows (Operating Activities)	Six months ended September 30, 2012 as Reported	Correction	Six months ended September 30, 2012 as Corrected
Net income	$10,535,475	$22,119	$10,557,594
Provision for credit losses	318,712	6,046,275	6,364,987
Deferred income taxes	614,987	13,718	628,705
Amortization of dealer discounts	—	(6,082,112)	(6,082,112)
Net cash provided by operating activities	12,736,379	—	12,736,379

In addition the Company has corrected these errors in the finance receivables disclosure in Note 4. The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended September 30, 2012 as Reported	Correction	Three months ended September 30, 2012 as Corrected
Balance at beginning of year	$35,645,655	$(16,003,999)	$19,641,656
Discounts acquired on new volume	2,843,382	(2,843,382)	—
Provision for credit losses	293,618	2,953,380	3,246,998
Losses absorbed	(5,295,524)	—	(5,295,524)
Recoveries	763,687	—	763,687
Discounts accreted	(150,157)	150,157	—

Balance at end of year	$34,100,661	$(15,743,844)	$18,356,817

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

1.	Basis of Presentation (continued)

	Six months ended September 30, 2012 as Reported	Correction	Six months ended September 30, 2012 as Corrected
Balance at beginning of year	$35,495,684	$(15,996,476)	$19,499,208
Discounts acquired on new volume	5,944,320	(5,944,320)	—
Provision for credit losses	214,400	6,046,274	6,260,674
Losses absorbed	(8,955,368)	—	(8,955,368)
Recoveries	1,552,303	—	1,552,303
Discounts accreted	(150,678)	150,678	—

Balance at end of year	$34,100,661	$(15,743,844)	$18,356,817

2.	Revenue Recognition

Finance receivables consist of automobile finance installment contracts (“Contracts”) and direct consumer loans (“Direct Loans”). Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier.

When the Company receives a payment for a loan that was contractually delinquent for more than 60 days, the payment is posted to the account. At the time of the payment, the interest that was paid is recorded as income by the Company and the loan is no longer considered over 60 days contractually delinquent; therefore, the accruing of interest is resumed. As of September 30, 2013 and March 31, 2013 the amount of gross finance receivables not accruing interest was approximately $7,075,000 and $4,132,000, respectively.

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the six months ended September 30, 2013 and 2012 was 8.43% and 8.57%, respectively in relation to gross finance receivables.

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

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Numerator for earnings per share – net income	$4,316,552	$5,150,138	$10,017,045	$10,557,594

Denominator:
Denominator for basic earnings per share – weighted average shares	12,092,246	11,963,596	12,078,703	11,956,362
Effect of dilutive securities:
Stock options and other share awards	222,995	218,469	194,879	232,939

Denominator for diluted earnings per share	12,315,241	12,182,065	12,273,582	12,189,301

Earnings per share:
Basic	$0.36	$0.43	$0.83	$0.88

Diluted	$0.35	$0.42	$0.82	$0.87

For the three months ended September 30, 2013 and 2012, potential common stock from stock options totaling 10,000 and 124,200, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the six months ended September 30, 2013 and 2012 potential common stock from stock options totaling 78,600 and 124,200, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4.	Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	September 30,	March 31,
	2013	2013
Finance receivables, gross contract	$410,717,491	$395,721,730
Unearned interest	(119,230,463)	(112,922,191)

Finance receivables, net of unearned interest	291,487,028	282,799,539
Unearned dealer discounts	(16,854,310)	(16,415,169)

Finance receivables, net of unearned interest and unearned dealer discounts	274,632,718	266,384,370
Allowance for credit losses	(14,138,637)	(16,558,569)

Finance receivables, net	$260,494,081	$249,825,801

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 48 months. The Contracts and Direct Loans bear a weighted average effective interest rate of 23.17% and 26.05% as of September 30, 2013, respectively and 23.31% and 25.84% as of March 31, 2013, respectively.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$14,811,173	$19,641,656	$16,090,652	$19,499,208
Current period provision	3,873,216	3,246,998	6,367,646	6,260,674
Losses absorbed	(6,029,363)	(5,295,524)	(10,678,339)	(8,955,368)
Recoveries	823,996	763,687	1,699,063	1,552,303

Balance at end of period	$13,479,022	$18,356,817	$13,479,022	$18,356,817

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4.	Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of September 30, 2013, the average model year of vehicles collateralizing the portfolio was a 2005 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 93%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses. In determining the provision and allowance for credit losses, we consider the reduction in the net carrying amount of finance receivables resulting from dealer discounts.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$591,881	$561,803	$467,917	$492,184
Current period provision	99,888	14,723	247,249	104,313
Losses absorbed	(42,987)	(49,103)	(70,573)	(74,195)
Recoveries	10,833	3,678	15,022	8,799

Balance at end of period	$659,615	$531,101	$659,615	$531,101

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of September 30, 2013, loans made by the Company pursuant to its Direct Loan program constituted approximately 3% of the aggregate principal amount of the Company’s loan portfolio.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4.	Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	September 30, 2013		March 31, 2013
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$397,098,910	$10,614,301	$386,324,594	$5,721,768
Bankrupt accounts	2,994,649	9,631	615,499	—

Total	$400,093,559	$10,623,932	$386,940,093	$5,721,768

Performing accounts	$393,086,994	$10,555,451	$382,843,130	$5,685,981
Non-performing accounts	7,006,565	68,481	4,096,963	35,787

Total	$400,093,559	$10,623,932	$386,940,093	$5,721,768

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans:

		Delinquencies
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
September 30, 2013	$400,093,559	$15,756,362	$3,239,528	$3,767,037	$22,762,927
		3.94%	0.81%	0.94%	5.69%

September 30, 2012	$388,783,924	$15,310,139	$3,879,087	$1,739,015	$20,928,241
		3.94%	1.00%	0.44%	5.38%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
September 30, 2013	$10,623,932	$104,983	$37,604	$30,877	$173,464
		0.99%	0.35%	0.29%	1.63%

September 30, 2012	$8,075,902	$94,770	$6,822	$11,024	$112,616
		1.17%	0.08%	0.14%	1.39%

5.	Line of Credit

The Company has an agreement with its consortium of lenders for a line of credit facility (the “Line”) for an amount of $150,000,000. In December 2012, the Company executed an amendment to the Line that extends the maturity date to November 30, 2014. The pricing of the Line is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at September 30, 2013 and March 31, 2013). Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $131,000,000 and $125,500,000 as of September 30, 2013 and March 31, 2013, respectively. The amount available under the line of credit was approximately $19,000,000 and $24,500,000 as of September 30, 2013 and March 31, 2013, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of September 30, 2013, the Company was in full compliance with all debt covenants.

6.	Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6.	Interest Rate Swap Agreements (continued)

The following table summarizes the activity in the notional amounts of interest rate swap agreements:

	Six months ended September 30,
	2013	2012
Notional amounts at April 1	$50,000,000	$—
New contracts	—	50,000,000
Matured contracts	—	—

Notional amounts at September 30	$50,000,000	$50,000,000

Interest rate swap agreements effective as of September 30, 2013 and during the three and six months ended September 30, 2013 and 2012 are detailed as follows:

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

The locations and amounts of (gains) losses in income are as follows:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Periodic change in fair value of interest rate swap agreements	$249,616	$474,019	$(583,643)	$683,120
Periodic settlement differentials included in interest expense	95,725	77,606	189,039	93,424

Total	$345,341	$551,625	$(394,604)	$776,544

The Company recorded realized losses from the swap agreements in the interest expense line item of the consolidated statement of income. The following table summarizes the variable rate received and fixed rate paid under the swap agreements.

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Variable rate received	0.19%	0.24%	0.19%	0.24%
Fixed rate paid	0.94%	0.95%	0.94%	0.96%

7.	Fair Value Disclosures

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

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
September 30, 2013:
Effective June 13, 2012	$—	$135,245	$—	$135,245
Effective August 13, 2012	$—	$(56,454)	$—	$(56,454)
March 31, 2013	$—	$(504,852)	$—	$(504,852)

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of finance receivables and the Line. For each of these financial instruments the carrying value approximates fair value.

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

The Line was amended within the quarter ended December 31, 2012. Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of September 30, 2013 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Finance receivables:
September 30, 2013	$—	$—	$260,494,000	$260,494,000
March 31, 2013	$—	$—	$249,826,000	$249,826,000

Line of credit:
September 30, 2013	$—	$131,000,000	$—	$131,000,000
March 31, 2013	$—	$125,500,000	$—	$125,500,000

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

Dividends recorded during the six months ended September 30, 2013 and 2012 were declared and paid as follows. On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013. On August 13, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on September 27, 2013 to shareholders of record as of September 20, 2013. On May 2, 2012, the Company’s Board of Directors announced a quarterly cash dividend of $0.10 to be paid on June 6, 2012. On August 7, 2012 the Board of Directors declared a quarterly dividend equal to $0.12 per common share, to be paid on September 6, 2012 to shareholders of record as of August 30, 2012.

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

Management corrected the errors and retroactively adjusted amounts as of and for the three and six months ended September 30, 2012 to ensure the errors would not result in a material difference in future periods.

The changes to the Company’s consolidated financial statements for the three and six months ended September 30, 2012 resulting from such corrections are set forth in “Note 2. Summary of Significant Accounting Policies – Corrections” to the consolidated financial statements of the Company included in “Item 1. Financial Statements (Unaudited)” of this Report.

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

Introduction

Consolidated net income decreased 17% to approximately $4.3 million for the three-month period ended September 30, 2013 as compared to $5.2 million for the corresponding period ended September 30, 2012. Diluted earnings per share decreased 17% to $0.35 as compared to $0.42 for the three months ended September 30, 2013 and September 30, 2012. Consolidated net income decreased 6% to approximately $10.0 million for the six-month period ended September 30, 2013 as compared to $10.6 million for the corresponding period ended September 30, 2012. Diluted earnings per share decreased 6% to $0.82 for the six months ended September 30, 2013 as compared to $0.87 for the six months ended September 30, 2012.

The results for the three months ended September 30, 2013 were adversely affected by a non-cash charge related to the change in fair value of interest rate swap agreements, an increase in operating expenses as a percentage of finance receivables, net, and an increase in the net charge-off rate.

The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the three or six months ended September 30, 2013 or 2012.

	Three months ended September 30,		Six months ended September 30,
Portfolio Summary	2013	2012	2013	2012

Average finance receivables, net of unearned interest (1)	$290,071,860	$282,424,703	$287,854,928	$281,087,493

Average indebtedness (2)	$128,255,377	$109,000,000	$127,067,884	$109,875,000

Interest and fee income on finance receivables (3)*	$20,943,161	$20,696,241	$41,412,533	$41,114,198
Interest expense	1,442,898	1,250,231	2,847,804	2,442,371

Net interest and fee income on finance receivables *	$19,500,263	$19,446,010	$38,564,729	$38,671,827

Weighted average contractual rate (4)	23.30%	23.48%	23.14%	23.64%

Average cost of borrowed funds (2)	4.50%	4.59%	4.48%	4.45%

Gross portfolio yield (5)*	28.88%	29.31%	28.77%	29.25%

Interest expense as a percentage of average finance receivables, net of unearned interest	1.99%	1.77%	1.98%	1.74%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest *	5.48%	4.62%	4.60%	4.53%

Net portfolio yield (5)*	21.41%	22.92%	22.19%	22.98%

Marketing, salaries, employee benefits, depreciation and administrative expenses as a percentage of average finance receivables, net of unearned interest (6)	11.07%	10.31%	11.10%	10.20%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)*	10.34%	12.61%	11.09%	12.78%

Write-off to liquidation (8)	8.19%	7.54%	7.05%	6.25%
Net charge-off percentage (9)	7.10%	6.39%	6.13%	5.23%

Note: All three and six month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and Direct Loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $48,000 and $50,000 during the three-month periods ended September 30, 2013 and 2012 and $103,000 and $117,000 during the six-month periods ended September 30, 2013 and 2012, respectively.
(7)	Pre-tax yield represents net portfolio yield minus administrative expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.
*	The amounts for the three and six months periods ended September 30, 2012 have been revised as discussed in Note 2 to the consolidated financial statements.

Three months ended September 30, 2013 compared to three months September 30, 2012

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 1% to approximately $20.9 million for the three-month period ended September 30, 2013 from $20.7 million for the corresponding period ended September 30, 2012. Average finance receivables, net of unearned interest equaled approximately $290.1 million for the three-month period ended September 30, 2013, an increase of 3% from $282.4 million for the corresponding period ended September 30, 2012. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 3% to approximately $410.7 million as of September 30, 2013, from $396.9 million as of September 30, 2012. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.88% for the three-month period ended September 30, 2013 compared to 29.31% for the three-month period ended September 30, 2012. The net portfolio yield decreased to 21.41% for the corresponding period ended September 30, 2013 from 22.92% for the three-month period ended September 30, 2012. The gross portfolio yield decreased due to a decrease of the weighted APR earned on finance receivables. The net portfolio yield decreased primarily due to an increase in the actual and expected net charge-offs and an increase in the provision for credit losses which are discussed below under “Analysis of Credit Losses.”

Marketing, Salaries, Employee Benefits, Depreciation and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $8.0 million for the three-month period ended September 30, 2013 from approximately $7.3 million for the corresponding period ended September 30, 2012. The increase of 10% was primarily attributable to new branch locations and an increase in costs associated with maintaining the finance receivable portfolio. The Company operated 65 and 63 branch locations as of September 31, 2013 and 2012, respectively. The Company opened additional branches and increased average headcount to 324 for the three-month period ended September 30, 2013 from 309 for the three-month period ended September 30, 2012. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, increased to 11.07% for the three-month period ended September 30, 2013 from 10.31% for the three-month period ended September 30, 2012.

Interest Expense

Interest expense increased to approximately $1.4 million for the three-month period ended September 30, 2013 from $1.3 million for the three-month period ended September 30, 2012. One interest rate swap was entered into during the second quarter ended September 30, 2012. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2013	2012
Variable interest under the line of credit facility	0.39%	0.59%
Settlements under interest rate swap agreements	0.30%	0.28%
Credit spread under the line of credit facility	3.81%	3.72%

Average cost of borrowed funds	4.50%	4.59%

The Company’s average cost of funds decreased mainly due to unused line fees decreasing during the three months ended September 30, 2013.

The weighted average notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for the three months ended September 30, 2013. The weighted average notional amount of interest rate swap agreements was $38.3 million at a weighted average fixed rate of 0.95% for the three months ended September 30, 2012. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Six months ended September 30, 2013 compared to six months ended September 30, 2012

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 1% to approximately $41.4 million for the six-month period ended September 30, 2013 from $41.1 million for the corresponding period ended September 30, 2012. Average finance receivables, net of unearned interest equaled approximately $287.9 million for the six-month period ended September 30, 2013, an increase of 2% from $281.1 million for the corresponding period ended September 30, 2012. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of new branch locations (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 3% to approximately $410.7 million as of September 30, 2013, from $396.9 million as of September 30, 2012. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.77% for the six-month period ended September 30, 2013 from 29.25% for the six-month period ended September 30, 2012. The net portfolio yield decreased to 22.19% for the period ended September 30, 2013 and 22.98% for the six-month period ended September 30, 2012. The gross portfolio yield decreased primarily due to a decrease in the weighted APR earned on finance receivables. The net portfolio yield decreased primarily due to an increase in the actual and expected net charge-offs and an increase in the provision for credit losses which are discussed below under “Analysis of Credit Losses.”

Marketing, Salaries, Employee Benefits, Depreciation and Administrative Expenses

Marketing, salaries, employee benefits, depreciation and administrative expenses increased to approximately $16.0 million for the six-month period ended September 30, 2013 from approximately $14.3 million for the corresponding period ended September 30, 2012. The increase of 12% was primarily attributable to new branch locations and an increase in costs associated with maintaining the finance receivable portfolio. The Company opened additional branches and increased average headcount to 323 for the six-month period ended September 30, 2013 from 303 for the six-month period ended September 30, 2012. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, increased to 11.10% for the six-month period ended September 30, 2013 from 10.20% for the six-month period ended September 30, 2012.

Interest Expense

Interest expense increased to approximately $2.8 million for the six-month period ended September 30, 2013 from $2.4 million for the six-month period ended September 30, 2012. The following table summarizes the Company’s average cost of borrowed funds for the six-month period ended September 30:

	Six months ended September 30,
	2013	2012
Variable interest under the line of credit facility	0.37%	0.55%
Settlements under interest rate swap agreements	0.30%	0.17%
Credit spread under the line of credit facility	3.81%	3.73%

Average cost of borrowed funds	4.48%	4.45%

The Company’s average cost of funds increased slightly due to an increase in the interest rate swap settlements which is partially offset by the decrease in the unused line fees during the six months ended September 30, 2013.

The weighted average notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for the six months ended September 30, 2013. The weighted average notional amount of interest rate swap agreements was $20.7 million at a weighted average fixed rate of 0.96% for the six months ended September 30, 2012. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three and sixmonth periods ended September 30, 2013 and 2012, less than 2% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
State	2013	2012	2013	2012
FL	$12,216,078	$11,905,243	$24,325,129	$22,978,636
GA	4,301,192	4,092,085	8,448,535	8,013,127
NC	4,293,110	4,255,512	8,741,592	7,541,812
SC	1,523,503	1,116,343	2,923,877	1,773,212
OH	5,938,477	5,438,733	12,004,342	10,789,244
MI	1,536,299	1,067,327	3,251,601	2,147,595
VA	1,231,601	1,368,775	2,691,842	2,563,564
IN	1,862,772	2,096,014	3,997,562	4,009,700
KY	2,223,445	2,002,252	4,540,915	4,309,158
MD	689,643	732,360	1,209,300	1,110,605
AL	1,566,823	1,227,541	3,350,091	2,981,305
TN	1,485,664	1,403,082	3,260,178	2,767,160
IL	1,112,008	1,008,105	1,668,343	2,175,203
MO	1,628,678	1,174,734	2,762,400	2,775,180
KS	349,222	355,894	665,522	540,431

Total	$41,958,515	$39,244,000	$83,841,229	$76,475,932

	Three months ended September 30,		Six months ended September 30,
Contracts	2013	2012	2013	2012
Purchases	$41,958,515	$39,244,000	$83,841,229	$76,475,932
Weighted APR	23.05%	23.31%	22.93%	23.48%
Average discount	8.51%	8.14%	8.43%	8.57%
Weighted average term (months)	52	49	52	49
Average loan	$10,685	$10,352	$10,664	$10,136
Number of Contracts	3,927	3,791	7,862	7,545

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
Direct Loans Originated	2013	2012	2013	2012
Originations	$2,655,698	$2,246,485	$5,294,857	$4,300,970
Weighted APR	27.25%	26.34%	26.53%	26.36%
Weighted average term (months)	29	28	29	28
Average loan	$3,324	$3,338	$3,405	$3,314
Number of loans	799	673	1,555	1,298

Analysis of Credit Losses

As of September 30, 2013, the Company had 1,382 active static pools. The average pool upon inception consisted of 59 Contracts with aggregate finance receivables, net of unearned interest, of approximately $606,000.

The Company anticipates losses absorbed as a percentage of liquidation (see note 8 in the Portfolio Summary table on page 17 for the definition of write-off to liquidation) will be in the 5%-10% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of further economic weakness. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three and six months ended September 30, 2013.

The provision for credit losses increased to approximately $4.0 million from approximately $3.3 million for the three months ended September 30, 2013 and 2012, respectively. The provision for credit losses increased to approximately $6.6 million from approximately $6.4 million for the six months ended September 30, 2013 and 2012, respectively. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools which has resulted in an increase in expected future cash flows. However, due to increased competition in more recent periods, the percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines has increased. During the current periods, static pools originated during fiscal 2014 and 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. Consequently, if this trend continues, the Company would expect the provision for credit losses to remain higher for future static pools. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb incurred losses in the existing portfolio was greater than the provision in fiscal 2013. The Company’s losses as a percentage of liquidation increased to 8.19% from 7.54% for the three months ended September 30, 2013 and 2012, respectively. The Company’s losses as a percentage of liquidation increased to 7.05% and 6.25% for the six months ended September 30, 2013 and 2012, respectively. The Company has also experienced increased losses in part due to a decrease in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended September 30, 2013 and 2012 auction proceeds from the sale of repossessed vehicles averaged approximately 47% and 51%, respectively of the related principal balance.

The Company believes delinquency trends over several reporting periods are useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes results from internal branch audits as an indicator of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators. The delinquency percentage for Contracts more than thirty days past due as of September 30, 2013 was 5.69% as compared to 5.38% as of September 30, 2012. This increase is primarily as a result of increased competition in all markets that the Company presently operates in. Increased competition typically reduces discounts on contracts purchased and also results in a greater percentage of contracts, while still within guidelines, that result in lower credit quality. The delinquency percentage for Direct Loans more than thirty days past due as of September 30, 2013 was 1.63% as compared to 1.39% as of September 30, 2012. See Note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases the delinquency percentage for Contracts and the losses as a percentage of liquidation were contemplated in determining the appropriate reserve levels, particularly for less seasoned pools.

Recoveries as a percentage of charge-offs decreased to approximately 15.21% for the three months ended September 30, 2013 from approximately 15.78% for the three months ended September 30, 2012. Recoveries as a percentage of charge-offs decreased to approximately 17.90% for the six months ended September 30, 2013 from approximately 18.63% for the six months ended September 30, 2012. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended September 30, 2013 and September 30, 2012 the Company granted deferrals to approximately 6.49% and 6.10%, respectively, of total Contracts and Direct Loans. For the six months ended September 30, 2013 and September 30, 2012 the Company granted deferrals to approximately 11.70% and 11.68%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

Driven by decreases in operating income, the provision for income taxes decreased to approximately $2.9 million for the three months ended September 30, 2013 from approximately $3.2 million for the three months ended September 30, 2012. The Company’s effective tax rate increased to 40.07% for the three months ended September 30, 2013 from 38.60% for the three months ended September 30, 2012. The increase in the effective tax rate is related to an increase in non-deductible expenses. The provision for income taxes decreased to approximately $6.5 million for the six months ended September 30, 2013 from approximately $6.6 million for the six months ended September 30, 2012. The Company’s effective tax rate increased to 39.17% for the six months ended September 30, 2013 from 38.54% for the six months ended September 30, 2012. The increase in the effective tax rate is related to an increase in non-deductible expenses.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$10,771,698	$12,736,379
Investing activities (primarily purchase of Contracts)	(12,121,948)	(7,454,040)
Financing activities	3,026,216	(4,362,843)

Net increase in cash	$1,675,966	$919,496

The Company’s primary use of working capital during the six months ended September 30, 2013, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of November 30, 2014. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of September 30, 2013, the amount outstanding under the Line was approximately $131.0 million, and the amount available under the Line was approximately $19.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $5.5 million during the six months ended September 30, 2013. The increase of the Line is principally related to the fact that cash needed to fund new contracts exceeded cash received from operations. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants.

On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013. On August 13, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on September 27, 2013 to shareholders of record as of September 20, 2013.

Contractual Obligations

The following table summarizes the Company’s material obligations as of September 30, 2013.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating leases	$3,367,410	$1,597,993	$1,605,073	$164,344	$—
Line of credit	131,000,000	—	131,000,000	—	—
Interest on Line [1]	6,846,933	5,868,800	978,133	—	—

Total	$141,214,343	$7,466,793	$133,583,206	$164,344	$—

[1]	Interest on outstanding borrowings under the Line as of September 30, 2013, is based on an effective interest rate of 4.48% and the estimated effect of the interest rate swap settlement at September 30, 2013. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date:	November 12, 2013	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President, Chief Executive Officer and Director

Date:	November 12, 2013	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Senior Vice President, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

10.9	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2 *	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.