Form 10-Q
period 2013-12-31
NICHOLAS FINANCIAL INC
filed 2014-02-10
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2013

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

As of January 31, 2014, the registrant had 12,217,574 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2013 (Unaudited)	March 31, 2013
Assets
Cash	$4,089,466	$2,797,716
Finance receivables, net	261,254,324	249,825,801
Assets held for resale	1,758,171	1,203,664
Income taxes receivable	276,823	102,999
Prepaid expenses and other assets	711,834	736,746
Property and equipment, net	765,198	741,581
Interest rate swap agreements	181,976	—
Deferred income taxes	7,048,360	8,426,961

Total assets	$276,086,152	$263,835,468

Liabilities and shareholders’ equity
Line of credit	$127,000,000	$125,500,000
Drafts payable	1,570,755	2,096,311
Accounts payable and accrued expenses	6,677,051	7,405,579
Interest rate swap agreements	4,839	504,852
Deferred revenues	2,018,582	1,363,630

Total liabilities	137,271,227	136,870,372

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,208,719 and 12,154,069 shares issued and outstanding, respectively	30,888,690	30,031,548
Retained earnings	107,926,235	96,933,548

Total shareholders’ equity	138,814,925	126,965,096

Total liabilities and shareholders’ equity	$276,086,152	$263,835,468

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Revenue:
Interest and fee income on finance receivables	$20,756,034	$20,594,614	$62,168,567	$61,708,812
Sales	5,196	10,247	17,322	29,196

	20,761,230	20,604,861	62,185,889	61,738,008

Expenses:
Cost of sales	2,125	3,895	6,961	9,067
Marketing	350,408	362,159	1,109,997	1,091,989
Salaries and employee benefits	4,859,897	4,451,546	14,542,906	13,539,636
Professional fees	1,060,863	187,220	2,012,249	639,032
Administrative	2,223,531	2,046,004	6,607,094	5,960,778
Provision for credit losses	4,183,035	3,484,811	10,797,930	9,849,798
Dividend taxes	—	1,286,694	142,557	1,419,152
Depreciation	78,755	69,998	230,909	212,718
Interest expense	1,441,175	1,275,015	4,288,979	3,717,386
Change in fair value of interest rate swap agreements	(98,346)	(37,348)	(681,989)	645,772

	14,101,443	13,129,994	39,057,593	37,085,328

Operating income before income taxes	6,659,787	7,474,867	23,128,296	24,652,680
Income tax expense	2,833,019	2,878,811	9,284,483	9,499,030

Net income	$3,826,768	$4,596,056	$13,843,813	$15,153,650

Earnings per share:

Basic	$0.32	$0.38	$1.15	$1.27

Diluted	$0.31	$0.38	$1.13	$1.24

Dividends declared per share	$—	$2.12	$0.24	$2.34

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$13,843,813	$15,153,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230,909	212,718
Gain on sale of property and equipment	(21,800)	(5,615)
Provision for credit losses	10,797,930	9,849,798
Amortization of dealer discounts	(9,911,725)	(8,797,978)
Deferred income taxes	1,378,601	900,165
Share-based compensation	405,264	658,707
Change in fair value of interest rate swap agreements	(681,989)	645,772
Changes in operating assets and liabilities:
Prepaid expenses and other assets	24,912	52,644
Accounts payable and accrued expenses	(728,528)	(1,093,360)
Income taxes receivable	(173,824)	(899,926)
Deferred revenues	654,952	25,237

Net cash provided by operating activities	15,818,515	16,701,812

Cash flows from investing activities
Purchase and origination of finance receivables	(111,941,584)	(100,603,313)
Principal payments received	99,626,856	95,471,545
Increase in assets held for resale	(554,507)	(392,302)
Purchase of property and equipment	(273,507)	(212,808)
Proceeds from sale of property and equipment	40,781	6,670

Net cash used in investing activities	(13,101,961)	(5,730,208)

Cash flows from financing activities
Net draws on line of credit	1,500,000	18,500,000
Change in drafts payable	(525,556)	150,802
Payment of cash dividends	(2,851,126)	(28,383,040)
Proceeds from exercise of stock options	275,772	422,400
Excess tax benefits from exercise of stock options and vesting of other share awards	176,106	201,836

Net cash provided (used) by financing activities	(1,424,804)	(9,108,002)

Net increase in cash	1,291,750	1,863,602
Cash, beginning of period	2,797,716	2,803,054

Cash, end of period	$4,089,466	$4,666,656

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

The changes to consolidated financial statement captions and earnings per share, if any, are as follows:

	December 31, 2012 as Reported	Correction	December 31, 2012 as Corrected
Consolidated Balance Sheet
Finance receivables, net	$246,342,674	$(1,009,292)	$245,333,382
Deferred income taxes	7,836,774	386,358	8,223,132
Retained earnings, December 31, 2012	94,230,663	(622,934)	93,607,729

	Three months ended December 31, 2012 as Reported	Correction	Three months ended December 31, 2012 as Corrected
Consolidated Statement of Income – Three months ended December 31, 2012
Interest and fee income on finance receivables	$17,878,745	$2,715,869	$20,594,614
Provision for credit losses	818,903	2,665,908	3,484,811
Operating income	7,424,906	49,961	7,474,867
Income tax expense	2,859,686	19,125	2,878,811
Net income	4,565,220	30,836	4,596,056
Earnings per share – basic	0.38	—	0.38
Earnings per share – diluted	0.37	0.01	0.38

	Nine months ended December 31, 2012 as Reported	Correction	Nine months ended December 31, 2012 as Corrected
Consolidated Statement of Income – Nine months ended December 31, 2012
Interest and fee income on finance receivables	$52,910,831	$8,797,981	$61,708,812
Provision for credit losses	1,137,615	8,712,183	9,849,798
Operating income	24,566,882	85,798	24,652,680
Income tax expense	9,466,187	32,843	9,499,030
Net income	15,100,695	52,955	15,153,650
Earnings per share – basic	1.26	0.01	1.27
Earnings per share – diluted	1.24	—	1.24

	Nine months ended December 31, 2012 as Reported	Correction	Nine months ended December 31, 2012 as Corrected
Consolidated Statements of Cash Flows (Operating Activities)
Net income	$15,100,695	$52,955	$15,153,650
Provision for credit losses	1,137,615	8,712,183	9,849,798
Deferred income taxes	867,325	32,840	900,165
Amortization of dealer discounts	—	(8,797,978)	(8,797,978)
Net cash provided by operating activities	16,701,812	—	16,701,812

In addition the Company has corrected these errors in the finance receivables disclosure in Note 4. The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended December 31, 2012 as Reported	Correction	Three months ended December 31, 2012 as Corrected
Balance at beginning of year	$34,100,661	$(15,743,844)	$18,356,817
Discounts acquired on new volume	2,485,560	(2,485,560)	—
Provision for credit losses	757,347	2,665,908	3,423,255
Losses absorbed	(5,571,903)	—	(5,571,903)
Recoveries	786,891	—	786,891
Discounts accreted	(404,994)	404,994	—

Balance at end of year	$32,153,562	$(15,158,502)	$16,995,060

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

1. Basis of Presentation (continued)

	Nine months ended December 31, 2012 as Reported	Correction	Nine months ended December 31, 2012 as Corrected
Balance at beginning of year	$35,495,684	$(15,996,476)	$19,499,208
Discounts acquired on new volume	8,469,382	(8,469,382)	—
Provision for credit losses	971,746	8,712,183	9,683,929
Losses absorbed	(14,527,271)	—	(14,527,271)
Recoveries	2,339,194	—	2,339,194
Discounts accreted	(595,173)	595,173	—

Balance at end of year	$32,153,562	$(15,158,502)	$16,995,060

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

When the Company receives a payment for a loan that was contractually delinquent for more than 60 days, the payment is posted to the account. At the time of the payment, the interest that was paid is recorded as income by the Company and the loan is no longer considered over 60 days contractually delinquent; therefore, the accruing of interest is resumed. As of December 31, 2013 and March 31, 2013 the amount of gross finance receivables not accruing interest was approximately $10,478,000 and $4,132,000, respectively, as discussed further in Note 4.

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the nine months ended December 31, 2013 and 2012 was 8.47% and 8.59%, respectively in relation to gross finance receivables.

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

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012

Numerator for earnings per share – net income	$3,826,768	$4,596,056	$13,843,813	$15,153,650

Denominator:
Denominator for basic earnings per share – weighted average shares	12,108,988	11,981,627	12,088,835	11,961,886
Effect of dilutive securities:
Stock options and other share awards	225,191	211,831	197,136	229,895

Denominator for diluted earnings per share	12,334,179	12,193,458	12,285,971	12,191,781

Earnings per share:
Basic	$0.32	$0.38	$1.15	$1.27

Diluted	$0.31	$0.38	$1.13	$1.24

For the three months ended December 31, 2013 and 2012, potential common stock from stock options totaling 10,000 and 114,500, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the nine months ended December 31, 2013 and 2012 potential common stock from stock options totaling 10,000 and 114,500, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	December 31, 2013	March 31, 2013
Finance receivables, gross contract	$411,105,001	$395,721,730
Unearned interest	(119,523,851)	(112,922,191)

Finance receivables, net of unearned interest	291,581,150	282,799,539
Unearned dealer discounts	(16,708,367)	(16,415,169)

Finance receivables, net of unearned interest and unearned dealer discounts	274,872,783	266,384,370
Allowance for credit losses	(13,618,459)	(16,558,569)

Finance receivables, net	$261,254,324	$249,825,801

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 48 months. The Contracts and Direct Loans bear a weighted average effective interest rate of 23.12% and 26.33% as of December 31, 2013, respectively and 23.31% and 25.84% as of March 31, 2013, respectively.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Balance at beginning of period	$13,479,022	$18,356,817	$16,090,652	$19,499,208
Current period provision	4,157,616	3,423,255	10,525,262	9,683,929
Losses absorbed	(5,540,334)	(5,571,903)	(16,218,673)	(14,527,271)
Recoveries	884,373	786,891	2,583,436	2,339,194

Balance at end of period	$12,980,677	$16,995,060	$12,980,677	$16,995,060

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of December 31, 2013, the average model year of vehicles collateralizing the portfolio was a 2006 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 94%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses. In determining the provision and allowance for credit losses, we consider the reduction in the net carrying amount of finance receivables resulting from dealer discounts.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Balance at beginning of period	$659,615	$531,101	$467,917	$492,184
Current period provision	25,419	61,556	272,668	165,869
Losses absorbed	(56,424)	(57,006)	(126,997)	(131,201)
Recoveries	9,172	6,739	24,194	15,538

Balance at end of period	$637,782	$542,390	$637,782	$542,390

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of December 31, 2013, loans made by the Company pursuant to its Direct Loan program constituted approximately 3% of the aggregate principal amount of the Company’s loan portfolio.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	December 31, 2013		March 31, 2013
	Contracts	Direct Loans	Contracts	Direct Loans
Non-bankrupt accounts	$395,782,832	$11,301,076	$386,324,594	$5,721,768
Bankrupt accounts	4,002,282	18,811	615,499	—

Total	$399,785,114	$11,319,887	$386,940,093	$5,721,768

Performing accounts	$389,390,841	$11,236,408	$382,843,130	$5,685,981
Non-performing accounts	10,394,273	83,479	4,096,963	35,787

Total	$399,785,114	$11,319,887	$386,940,093	$5,721,768

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans:

		Delinquencies
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2013	$399,785,114	$18,740,543	$5,200,159	$5,194,114	$29,134,816
		4.69%	1.30%	1.30%	7.29%
December 31, 2012	$380,519,395	$17,287,813	$4,529,766	$2,254,123	$24,071,702
		4.54%	1.19%	0.59%	6.32%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2013	$11,319,887	$176,446	$40,887	$42,592	$259,925
		1.56%	0.36%	0.38%	2.30%
December 31, 2012	$8,861,098	$116,251	$29,295	$22,501	$168,047
		1.31%	0.33%	0.25%	1.89%

5. Line of Credit

The Company has an agreement with its consortium of lenders for a line of credit facility (the “Line”) for an amount of $150,000,000. In December 2012, the Company executed an amendment to the Line that extends the maturity date to November 30, 2014. The pricing of the Line is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at December 31, 2013 and March 31, 2013). Pledged as collateral for this credit facility are all of the assets of the Company. The outstanding amount of the credit facility was approximately $127,000,000 and $125,500,000 as of December 31, 2013 and March 31, 2013, respectively. The amount available under the line of credit was approximately $23,000,000 and $24,500,000 as of December 31, 2013 and March 31, 2013, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of December 31, 2013, the Company was in full compliance with all debt covenants.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The following table summarizes the activity in the notional amounts of interest rate swap agreements:

	Nine months ended December 31,
	2013	2012
Notional amounts at April 1	$50,000,000	$—
New contracts	—	50,000,000
Matured contracts	—	—

Notional amounts at December 31	$50,000,000	$50,000,000

Interest rate swap agreements effective as of December 31, 2013 and during the three and nine months ended December 31, 2013 and 2012 are detailed as follows:

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

The locations and amounts of (gains) losses in income are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012

Periodic change in fair value of interest rate swap agreements	$(98,346)	$(37,348)	$(681,989)	$645,772
Periodic settlement differentials included in interest expense	95,641	91,468	284,680	184,892

Total	$(2,705)	$54,120	$(397,309)	$830,664

The Company recorded realized losses from the swap agreements in the interest expense line item of the consolidated statement of income. The following table summarizes the variable rate received and fixed rate paid under the swap agreements.

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Variable rate received	0.17%	0.21%	0.18%	0.24%
Fixed rate paid	0.94%	0.94%	0.94%	0.95%

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

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
December 31, 2013:
Effective June 13, 2012	$—	$181,976	$—	$181 976
Effective August 13, 2012	$—	$(4,839)	$—	$(4,839)
March 31, 2013	$—	$(504,852)	$—	$(504,852)

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

The Line was amended within the quarter ended December 31, 2012. Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of December 31, 2013 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Finance receivables:
December 31, 2013	$—	$—	$261,254,000	$261,254,000
March 31, 2013	$—	$—	$249,826,000	$249,826,000

Line of credit:
December 31, 2013	$—	$127,000,000	$—	$127,000,000
March 31, 2013	$—	$125,500,000	$—	$125,500,000

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Cash Dividend

Dividends recorded during the nine months ended December 31, 2013 and 2012 were declared and paid as follows. On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013. On August 13, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on September 27, 2013 to shareholders of record as of September 20, 2013. On May 2, 2012, the Company’s Board of Directors announced a quarterly cash dividend of $0.10 to be paid on June 6, 2012. On August 7, 2012 the Board of Directors declared a quarterly dividend equal to $0.12 per common share, to be paid on September 6, 2012 to shareholders of record as of August 30, 2012.

Payment of cash dividends results in a 5% withholding tax payable by the Company under the Canada-United States Income Tax Convention which is included in earnings under the caption of dividend tax.

9. Arrangement Agreement

On December 17, 2013, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) whereby the Company has agreed to sell all of its issued and outstanding Common Shares to an indirect wholly-owned subsidiary of Prospect Capital Corporation (“Prospect”) pursuant to a plan of arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia).

10. Contingencies

The following is a brief summary of litigation filed against the Company related to the Arrangement Agreement:

Jason Simpson v. Nicholas Financial, Inc., et al., Case No. 13-011726-CI (Circuit Court, Pinellas County, Florida), filed December 24, 2013; Gabriella Rago v. Nicholas Financial, Inc., et al., Case No. 8:13-cv-03261-VMC-TGW (U.S. District Court, Tampa, Florida), filed December 30, 2013; Matthew John Leonard v. Nicholas Financial, Inc., et al., Case No. 13-011811-CI (Circuit Court, Pinellas County, Florida), filed December 31, 2013; Michelangelo Lombardo v. Nicholas Financial, Inc., et al., Case No. 14-000095-CI (Circuit Court, Pinellas County, Florida), filed January 3, 2014; and Edward Opton v. Stephen Bragin, et al., Case No. 14-000139-CI (Circuit Court, Pinellas County, Florida), filed January 6, 2014. The five pending, substantially similar lawsuits were filed in connection with the Arrangement contemplated by the Arrangement Agreement. Each plaintiff purports to represent a class of all of the Company’s shareholders other than the defendants and any person or entity related to or affiliated with any defendant. Four of the lawsuits name as defendants the Company, the Company’s directors, Prospect, and the Prospect affiliates that are parties to the Arrangement Agreement (collectively, Prospect and such affiliates are referred to as the “Prospect Parties”). The fifth lawsuit names those same parties as defendants, with the exception of two of the Prospect Parties. Each plaintiff alleges that the consideration to be paid for the Company’s Common Shares is inadequate and that certain terms of the Arrangement Agreement are contrary to the interests of the Company’s public shareholders. Each plaintiff asserts a breach of fiduciary duty claim against the Company’s directors, and an aiding and abetting claim against the Company and/or certain of the Prospect Parties. The plaintiff to the U.S. District Court action also asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 against the Company, the Company’s directors and/or Prospect, alleging that the Registration Statement on Form N-14 filed by Prospect on January 13, 2014 misrepresents and omits certain material information related to the proposed transaction. Each plaintiff seeks declaratory relief, injunctive relief, other equitable relief and/or damages with respect to the proposed transaction, and an award of attorneys’ fees. The Prospect Parties, the Company and the Company’s directors do not believe that there is any merit to any of the pending actions, and they intend to defend vigorously against such actions.

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

Arrangement Agreement

On December 17, 2013, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) whereby the Company has agreed to sell all of its issued and outstanding Common Shares to an indirect wholly-owned subsidiary of Prospect Capital Corporation (“Prospect”) pursuant to a plan of arrangement (the “Arrangement”) under the Business Corporations Act (British Columbia).

Prospect (NASDAQ: PSEC) (www.prospectstreet.com) is a closed-end investment company that lends to and invests in private and public middle market businesses. Prospect’s investment objective is to generate both current income and long-term capital appreciation through debt and equity investments.

Prospect has elected to be treated as a business development company under the Investment Company Act of 1940 (“1940 Act”). Prospect is required to comply with a series of regulatory requirements under the 1940 Act as well as applicable NASDAQ, federal and state rules and regulations. Prospect has elected to be treated as a regulated investment company under the Internal Revenue Code of 1986. Failure to comply with any of the laws and regulations that apply to Prospect could have an adverse effect on Prospect and its shareholders.

Pursuant to the terms of the Arrangement, the Company’s shareholders are to receive (subject to applicable dissenters’ rights under the Business Corporations Act (British Columbia)), in exchange for each Common Share of the Company held immediately prior to the effective time of the Arrangement, the number of shares of common stock of Prospect (or fraction thereof) determined by dividing US $16.00 by the volume-weighted average price, or VWAP, of Prospect common stock for the twenty (20) trading days prior to and ending on the trading day immediately preceding the effective time of the Arrangement. In addition, each option to acquire Common Shares of the Company outstanding immediately prior to the effective time of the Arrangement will be cancelled or transferred by the holder thereof to the Company (subject to applicable dissenters’ rights under the Business Corporations Act (British Columbia)) in exchange for a cash amount equal to the amount by which (i) the product obtained by multiplying (x) the number of Common Shares of the Company underlying such option by (y) US $16.00 exceeds (ii) the aggregate exercise price payable under such option.

The transactions contemplated by the Arrangement Agreement will not be consummated unless certain conditions typical for this type of transaction are either satisfied or waived prior to closing. These conditions include, among other things, that the Arrangement Agreement and the transactions contemplated thereby are approved by the securityholders of the Company in accordance with the Business Corporations Act (British Columbia) and the Company’s Articles. An information circular providing further information regarding the Arrangement Agreement and the parties thereto will be mailed to securityholders of the Company in advance of the special meeting thereof expected to be held for the purpose of approving, among other things, the Arrangement Agreement and the Arrangement contemplated thereby.

Janney Montgomery Scott LLC is acting as the exclusive financial adviser to the Company and rendered a fairness opinion regarding the transaction to our Board of Directors.

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this quarterly report below.

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

Management corrected the errors and retroactively adjusted amounts as of and for the three and nine months ended December 31, 2012 to ensure the errors would not result in a material difference in future periods.

The changes to the Company’s consolidated financial statements for the three and nine months ended December 31, 2012 resulting from such corrections are set forth in “Note 2. Summary of Significant Accounting Policies – Corrections” to the consolidated financial statements of the Company included in “Item 1. Financial Statements (Unaudited)” of this Report.

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

Introduction

Consolidated net income decreased 17% to approximately $3.8 million for the three-month period ended December 31, 2013 as compared to $4.6 million for the corresponding period ended December 31, 2012. Diluted earnings per share decreased 18% to $0.31 as compared to $0.38 for the three months ended December 31, 2013 and December 31, 2012. Consolidated net income decreased 9% to approximately $13.8 million for the nine-month period ended December 31, 2013 as compared to $15.2 million for the corresponding period ended December 31, 2012. Diluted earnings per share decreased 9% to $1.13 for the nine months ended December 31, 2013 as compared to $1.24 for the nine months ended December 31, 2012.

The results for the three- and nine-month periods ended December 31, 2013 were adversely affected by a reduction in the gross portfolio yield and significant professional fees associated with the previously announced sale of the Company. Also, after-tax earnings were increasingly impacted as a significant portion of the professional fees were not deductible for income tax purposes resulting in a higher effective tax rate and after-tax impact of $0.07 per share. Our results for the the three- and nine-month periods ended December 31, 2012 were affected by an after-tax charge of $747,000 or $0.06 per share related to a 5% withholding tax associated with the one-time special cash dividend of $2.00 per share paid in December 2012.

The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the three or nine months ended December 31, 2013 or 2012.

	Three months ended December 31,		Nine months ended December 31,
Portfolio Summary	2013	2012	2013	2012
Average finance receivables, net of unearned interest (1)	$291,620,270	$281,553,866	$289,110,042	$281,242,951

Average indebtedness (2)	$128,500,000	$114,131,239	$127,545,256	$111,293,746

Interest and fee income on finance receivables (3)*	$20,756,034	$20,594,614	$62,168,566	$61,708,812
Interest expense	1,441,175	1,275,015	4,288,979	3,717,386

Net interest and fee income on finance receivables*	$19,314,859	$19,319,599	$57,879,587	$57,991,426

Weighted average contractual rate (4)	23.33%	23.34%	23.20%	23.55%

Average cost of borrowed funds (2)	4.49%	4.47%	4.48%	4.45%

Gross portfolio yield (5)*	28.47%	29.26%	28.67%	29.26%

Interest expense as a percentage of average finance receivables, net of unearned interest	1.98%	1.81%	1.98%	1.76%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest*	5.74%	4.95%	4.98%	4.67%

Net portfolio yield (5)*	20.75%	22.50%	21.71%	22.83%

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes as a percentage of average finance receivables, net of unearned interest (6)	11.68%	11.86%	11.29%	10.76%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)*	9.07%	10.64%	10.42%	12.07%

Write-off to liquidation (8)	7.62%	7.94%	7.24%	6.82%
Net charge-off percentage (9)	6.34%	6.75%	6.20%	5.74%

Note: All three and nine month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by Nicholas Data Services, Inc., (“NDS”) the wholly-owned software subsidiary of Nicholas Financial, Inc.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and Direct Loans originated during the period.
(5)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $58,000 and $54,000 during the three-month periods ended December 31, 2013 and 2012 and $161,000 and $172,000 during the nine-month periods ended December 31, 2013 and 2012, respectively. For the three and nine months ended December 31, 2013, the numerators include expenses associated with the potential sale of the Company. Absent these expenses, the percentages would have been 10.55% and 10.75%, respectively. For the three and nine months ended December 31, 2012, the numerators include a tax associated with cash dividends. Absent the dividend tax, the percentages would have been 10.03% and 10.08%, respectively.
(7)	Pre-tax yield represents net portfolio yield minus administrative expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.
*	The amounts for the three and nine months periods ended December 31, 2012 have been revised as discussed in Note 2 to the consolidated financial statements.

Three months ended December 31, 2013 compared to three months December 31, 2012

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 1% to approximately $20.8 million for the three-month period ended December 31, 2013 from $20.6 million for the corresponding period ended December 31, 2012. Average finance receivables, net of unearned interest equaled approximately $291.6 million for the three-month period ended December 31, 2013, an increase of 3.6% from $281.6 million for the corresponding period ended December 31, 2012. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of one new branch location (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 6% to approximately $411.1 million as of December 31, 2013, from $389.4 million as of December 31, 2012. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.47% for the three-month period ended December 31, 2013 compared to 29.26% for the three-month period ended December 31, 2012. The net portfolio yield decreased to 20.75% for the corresponding period ended December 31, 2013 from 22.50% for the three-month period ended December 31, 2012. The gross and net portfolio yields decreased due to a decrease in the weighted APR earned on finance receivables.

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, Professional Fee Expenses and Dividend Taxes

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes increased to approximately $8.6 million for the three-month period ended December 31, 2013 from approximately $8.4 million for the corresponding period ended December 31, 2012. There were no dividends or related taxes for the three-month period ended December 31, 2013. Dividend taxes approximated $1,287,000 for the three months ended December 31, 2012. The absence of the dividend tax was offset by an increase in professional fees of $874,000 associated with the potential sale of the Company and a $586,000 increase in salaries, employee benefits and administrative expenses. The increase in salaries, employee benefits and administrative expenses was primarily attributable to one new branch location and an increase in costs associated with maintaining the finance receivable portfolio. The Company operated 65 and 64 branch locations as of December 31, 2013 and 2012, respectively. The Company opened one additional branch and increased average headcount to 329 for the three-month period ended December 31, 2013 from 314 for the three-month period ended December 31, 2012. Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes as a percentage of finance receivables, net of unearned interest, decreased to 11.68% for the three-month period ended December 31, 2013 from 11.86% for the three-month period ended December 31, 2012. For the three months ended December 31, 2013, the numerator includes the expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 10.55%. For the three months ended December 31, 2012, the numerator includes the taxes associated with a one-time special cash dividend. Absent the dividend taxes, the percentage would have been 10.03%.

Interest Expense

Interest expense increased to approximately $1.4 million for the three-month period ended December 31, 2013 from $1.3 million for the three-month period ended December 31, 2012. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2013	2012
Variable interest under the line of credit facility	0.36%	0.45%
Settlements under interest rate swap agreements	0.30%	0.32%
Credit spread under the line of credit facility	3.83%	3.70%

Average cost of borrowed funds	4.49%	4.47%

The Company’s average cost of funds remained relatively flat. The credit spread increased and the variable interest decreased due to a decrease in LIBOR rates in the three months ended December 31, 2013.

The weighted average notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for the three months ended December 31, 2013. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Nine months ended September 30, 2013 compared to nine months ended December 31, 2012

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 1% to approximately $62.2 million for the nine-month period ended December 31, 2013 from $61.7 million for the corresponding period ended December 31, 2012. Average finance receivables, net of unearned interest equaled approximately $289.1 million for the nine-month period ended December 31, 2013, an increase of 3% from $281.2 million for the corresponding period ended December 31, 2012. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of one new branch location (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 6% to approximately $411.1 million as of December 31, 2013, from $389.4 million as of December 31, 2012. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.67% for the nine-month period ended December 31, 2013 from 29.26% for the nine-month period ended December 31, 2012. The net portfolio yield decreased to 21.71% for the period ended December 31, 2013 from 22.83% for the nine-month period ended December 31, 2012. The gross portfolio yield decreased primarily due to a decrease in the weighted APR earned on finance receivables. The net portfolio yield decreased primarily due to an increase in the actual and expected net charge-offs and an increase in the provision for credit losses which are discussed below under “Analysis of Credit Losses.”

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, Professional Fee Expenses and Dividend Taxes

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes increased to approximately $24.6 million for the nine-month period ended December 31, 2013 from approximately $22.9 million for the corresponding period ended December 31, 2012. Dividend taxes were $1,277,000 greater for the nine months ended December 31, 2012. The decrease in dividend taxes was offset by an increase in professional fees of $1,373,000 associated with the potential sale of the Company and a $1,650,000 increase in salaries, employee benefits and administrative expenses. The increase in salaries, employee benefits and administrative expenses was primarily attributable to a new branch location and an increase in costs associated with maintaining the finance receivable portfolio. The Company opened one additional branch and increased average headcount to 325 for the nine-month period ended December 31, 2013 from 308 for the nine-month period ended December 31, 2012. Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes as a percentage of finance receivables, net of unearned interest, increased to 11.29% for the nine-month period ended December 31, 2013 from 10.76% for the nine-month period ended December 31, 2012. For the nine months ended December 31, 2013, the numerator includes the expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 10.75%. For the nine months ended December 31, 2012, the numerator includes significant taxes associated with a one-time special cash dividend. Absent the additional dividend taxes, the percentage would have been 10.08%.

Interest Expense

Interest expense increased to approximately $4.3 million for the nine-month period ended December 31, 2013 from $3.7 million for the nine-month period ended December 31, 2012. The following table summarizes the Company’s average cost of borrowed funds for the nine-month period ended December 31:

	Nine months ended December 31,
	2013	2012
Variable interest under the line of credit facility	0.36%	0.51%
Settlements under interest rate swap agreements	0.30%	0.22%
Credit spread under the line of credit facility	3.82%	3.72%

Average cost of borrowed funds	4.48%	4.45%

The Company’s average cost of funds increased slightly due to an increase in the interest rate swap settlements which is partially offset by the decrease in the unused line fees during the nine months ended December 31, 2013. The credit spread also increased and the variable interest decreased due to a decrease in LIBOR rates for the nine months ended December 31, 2013.

The weighted average notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for the nine months ended December 31, 2013. The weighted average notional amount of interest rate swap agreements was $31.2 million at a weighted average fixed rate of 0.95% for the nine months ended December 31, 2012. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three and nine month periods ended December 31, 2013 and 2012, less than 2% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
State	2013	2012	2013	2012
FL	$11,735,597	$9,977,985	$36,060,726	$32,956,621
GA	3,658,423	3,213,167	12,106,958	11,226,294
NC	2,407,374	3,474,070	11,148,966	11,015,882
SC	937,853	844,289	3,861,730	2,617,501
OH	5,300,116	4,420,025	17,304,458	15,209,269
MI	1,482,660	931,609	4,734,261	3,079,204
VA	1,474,651	1,081,670	4,166,493	3,645,234
IN	1,374,439	1,824,059	5,372,001	5,833,759
KY	1,914,143	2,106,658	6,455,058	6,415,816
MD	847,833	466,178	2,057,133	1,576,783
AL	1,087,795	818,633	4,437,886	3,799,938
TN	1,098,554	927,196	4,358,732	3,694,356
IL	1,181,598	325,813	2,849,941	2,501,016
MO	1,414,162	611,282	4,176,562	3,386,462
KS	326,063	394,963	991,585	935,394

Total	$36,241,261	$31,417,597	$120,082,490	$107,893,529

	Three months ended December 31,		Nine months ended December 31,
Contracts	2013	2012	2013	2012
Purchases	$36,241,261	$31,417,597	$120,082,490	$107,893,529
Weighted APR	23.05%	23.10%	22.96%	23.37%
Average discount	8.58%	8.64%	8.47%	8.59%
Weighted average term (months)	52	50	52	49
Average loan	$10,578	$10,459	$10,638	$10,228
Number of Contracts	3,426	3,004	11,288	10,549

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
Direct Loans Originated	2013	2012	2013	2012
Originations	$2,683,337	$2,337,021	$7,978,194	$6,637,991
Weighted APR	27.14%	26.51%	26.74%	26.41%
Weighted average term (months)	28	27	29	28
Average loan	$3,363	$3,108	$3,391	$3,238
Number of loans	798	752	2,353	2,050

Analysis of Credit Losses

As of December 31, 2013, the Company had 1,412 active static pools. The average pool upon inception consisted of 59 Contracts with aggregate finance receivables, net of unearned interest, of approximately $608,000.

The Company anticipates losses absorbed as a percentage of liquidation (see note 8 in the Portfolio Summary table on page 17 for the definition of write-off to liquidation) will be in the 5%-10% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of continued fierce competition. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three and nine months ended December 31, 2013.

The provision for credit losses increased to approximately $4.2 million from approximately $3.5 million for the three months ended December 31, 2013 and 2012, respectively. The provision for credit losses increased to approximately $10.8 million from approximately $9.8 million for the nine months ended December 31, 2013 and 2012, respectively. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools which has resulted in an increase in expected future cash flows. However, due to increased competition in more recent periods, the percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines has increased. During the current periods, static pools originated during fiscal 2014 and 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. Consequently, if this trend continues, the Company would expect the provision for credit losses to remain higher for future static pools. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb incurred losses in the existing portfolio was greater than the provision in fiscal 2013. The Company’s losses as a percentage of liquidation decreased to 7.62% from 7.94% for the three months ended December 31, 2013 and 2012, respectively. The Company’s losses as a percentage of liquidation increased to 7.24% and 6.82% for the nine months ended December 31, 2013 and 2012, respectively. The Company has also experienced increased losses in part due to a decrease in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended December 31, 2013 and 2012 auction proceeds from the sale of repossessed vehicles averaged approximately 47% and 50%, respectively of the related principal balance.

The Company believes delinquency trends over several reporting periods are useful in estimating future losses and overall portfolio performance. The Company also estimates future portfolio performance by considering various factors, the most significant of which are described as follows. The Company analyzes historical static pool performance for each branch location when determining appropriate reserve levels. Additionally, the Company utilizes results from internal branch audits as an indicator of future static pool performance. The Company also considers such things as the current unemployment rate in markets the Company operates in, the percentage of voluntary repossessions as compared to prior periods, the percentage of bankruptcy filings as compared to prior periods and other leading economic indicators. The delinquency percentage for Contracts more than thirty days past due as of December 31, 2013 was 7.29% as compared to 6.32% as of December 31, 2012. This increase is primarily as a result of increased competition in all markets that the Company presently operates in. Increased competition typically reduces discounts on contracts purchased and also results in a greater percentage of contracts, while still within guidelines, that result in lower credit quality. The delinquency percentage for Direct Loans more than thirty days past due as of December 31, 2013 was 2.30% as compared to 1.89% as of December 31, 2012. See Note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases the delinquency percentage for Contracts and the losses as a percentage of liquidation were contemplated in determining the appropriate reserve levels, particularly for less seasoned pools.

Recoveries as a percentage of charge-offs increased to approximately 17.7% for the three months ended December 31, 2013 from approximately 15.6% for the three months ended December 31, 2012. Recoveries as a percentage of charge-offs increased to approximately 17.8% for the nine months ended December 31, 2013 from approximately 17.5% for the nine months ended December 31, 2012. Historically, recoveries as a percentage of charge-off’s fluctuate from period to period, and the Company does not attribute this increase to any particular change in operational strategy or economic event.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended December 31, 2013 and December 31, 2012 the Company granted deferrals to approximately 6.99% and 6.91%, respectively, of total Contracts and Direct Loans. For the nine months ended December 31, 2013 and December 31, 2012 the Company granted deferrals to approximately 18.70% and 19.14%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

The provision for income taxes decreased to approximately $2.8 million for the three months ended December 31, 2013 from approximately $2.9 million for the three months ended December 31, 2012. The Company’s effective tax rate increased to 42.54% for the three months ended December 31, 2013 from 38.51% for the three months ended December 31, 2012. The provision for income taxes decreased to approximately $9.3 million for the nine months ended December 31, 2013 from approximately $9.5 million for the nine months ended December 31, 2012. The Company’s effective tax rate increased to 40.14% for the nine months ended December 31, 2013 from 38.54% for the nine months ended December 31, 2012. The increase in the effective tax rate is related to an increase in non-deductible expenses. The increase in the effective tax rate in each period is related to certain non-deductible professional fees associated with the potential sale of the Company.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31,
	2013	2012
Cash provided by (used in):
Operating activities	$15,818,515	$16,701,812
Investing activities (primarily purchase of Contracts)	(13,101,961)	(5,730,208)
Financing activities	(1,424,804)	(9,108,002)

Net increase in cash	$1,291,750	$1,863,602

The Company’s primary use of working capital during the nine months ended December 31, 2013, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of November 30, 2014. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of December 31, 2013, the amount outstanding under the Line was approximately $127.0 million, and the amount available under the Line was approximately $23.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $1.5 million during the nine months ended December 31, 2013. The increase of the Line is principally related to the fact that cash needed to fund new contracts exceeded cash received from operations. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of December 31, 2013.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating leases	$3,900,200	$1,677,488	$1,830,708	$392,004	$0
Line of credit	127,000,000	127,000,000	0	0	0
Interest on Line[1]	5,215,467	5,215,467	0	0	0

Total	$136,115,667	$133,892,955	$1,830,708	$392,004	$0

[1]	Interest on outstanding borrowings under the Line as of December 31, 2013, is based on an effective interest rate of 4.48% and the estimated effect of the interest rate swap settlement at December 31, 2013. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of sixty-five branch locations in fifteen states, including twenty in Florida; eight in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana, Missouri, Michigan, and Alabama; two in Virginia, Tennessee, Illinois, and South Carolina; and one each in Maryland, and Kansas. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, thirteen of our branches meet this capacity. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, would expect to open one additional branch location during fiscal 2014.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following is a brief summary of litigation filed against the Company related to the Arrangement Agreement:

Jason Simpson v. Nicholas Financial, Inc., et al., Case No. 13-011726-CI (Circuit Court, Pinellas County, Florida), filed December 24, 2013; Gabriella Rago v. Nicholas Financial, Inc., et al., Case No. 8:13-cv-03261-VMC-TGW (U.S. District Court, Tampa, Florida), filed December 30, 2013; Matthew John Leonard v. Nicholas Financial, Inc., et al., Case No. 13-011811-CI (Circuit Court, Pinellas County, Florida), filed December 31, 2013; Michelangelo Lombardo v. Nicholas Financial, Inc., et al., Case No. 14-000095-CI (Circuit Court, Pinellas County, Florida), filed January 3, 2014; and Edward Opton v. Stephen Bragin, et al., Case No. 14-000139-CI (Circuit Court, Pinellas County, Florida), filed January 6, 2014. The five pending, substantially similar lawsuits were filed in connection with the Arrangement contemplated by the Arrangement Agreement. Each plaintiff purports to represent a class of all of the Company’s shareholders other than the defendants and any person or entity related to or affiliated with any defendant. Four of the lawsuits name as defendants the Company, the Company’s directors, Prospect, and the Prospect affiliates that are parties to the Arrangement Agreement (collectively, Prospect and such affiliates are referred to as the “Prospect Parties”). The fifth lawsuit names those same parties as defendants, with the exception of two of the Prospect Parties. Each plaintiff alleges that the consideration to be paid for the Company’s Common Shares is inadequate and that certain terms of the Arrangement Agreement are contrary to the interests of the Company’s public shareholders. Each plaintiff asserts a breach of fiduciary duty claim against the Company’s directors, and an aiding and abetting claim against the Company and/or certain of the Prospect Parties. The plaintiff to the U.S. District Court action also asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 against the Company, the Company’s directors and/or Prospect, alleging that the Registration Statement on Form N-14 filed by Prospect on January 13, 2014 misrepresents and omits certain material information related to the proposed transaction. Each plaintiff seeks declaratory relief, injunctive relief, other equitable relief and/or damages with respect to the proposed transaction, and an award of attorneys’ fees. The Prospect Parties, the Company and the Company’s directors do not believe that there is any merit to any of the pending actions, and they intend to defend vigorously against such actions.

Additionally, from time to time the Company may be a party to claims that arise in the ordinary course of business, none of which, in our view, is expected to have a material adverse effect on our consolidated financial position or results of operations.

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

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: February 10, 2014	/s/ Peter L. Vosotas
Peter L. Vosotas
Chairman of the Board, President,
Chief Executive Officer and Director

Date: February 10, 2014	/s/ Ralph T. Finkenbrink
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