Form 10-K
period 2014-03-31
NICHOLAS FINANCIAL INC
filed 2014-06-16
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 30, 2013, the aggregate market value of the Registrant’s Common Shares held by non-affiliates of the Registrant was approximately $149,434,898.

As of June 2, 2014, 12,231,834 shares of the Registrant’s Common Shares, no par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2014 Annual General Meeting of Shareholders currently scheduled to be held on July 30, 2014, expected to be filed with the Commission pursuant to Regulation 14A on or about June 30, 2014, are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are conducted through its two wholly owned subsidiaries formed pursuant to the laws of the State of Florida, Nicholas Financial, Inc. (“Nicholas Financial”) and Nicholas Data Services, Inc. (“NDS”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct loans and sells consumer-finance related products. NDS is engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. Nicholas Financial’s financing activities accounted for more than 99% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2014, 2013 and 2012, respectively. NDS’s activities accounted for less than 1% of consolidated revenues during the same periods.

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

Growth Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. The Company seeks to expand its automobile financing program in the fifteen states — Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia — in which it currently operates by increasing the business generated at its existing branch locations and by targeting certain geographic locations within these states where it believes there is a sufficient market for its automobile financing program. The Company’s strategy is to monitor these markets and ultimately decide if and where it will open additional branch locations. During fiscal 2014, the Company opened one new branch. The Company is opening one additional branch during the first quarter of fiscal 2015. The Company did not close any branches during fiscal 2014. The Company will continue to evaluate any branch locations that do not meet its minimum profitability targets and may elect to close one or more of these branches in the future. As of the date of this Report, the Company has no plans to close any branches within the fiscal year ending March 31, 2015, although no assurances can be given that it will not do so. The Company also continues to analyze other markets in states in which it does not currently operate for expansion opportunities. Although the Company has not made any bulk purchases of Contracts in well over a decade, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

The Company is currently licensed to provide direct consumer loans in Florida and North Carolina. In addition, the Company continues to analyze the direct loan market in Ohio for possible future expansion into such market. The Company does not have any current plans to expand its strategy of soliciting current customers and expects total direct loans to remain approximately 2.5% of its total portfolio.

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

The Company’s automobile finance programs are currently conducted in fifteen states through a total of 65 branch offices, consisting of twenty in Florida, eight in Ohio, six in each of North Carolina and Georgia, three in each of Alabama, Kentucky, Indiana, Missouri, Michigan, two in each of South Carolina, Illinois, Tennessee and Virginia, and one in each of Maryland and Kansas. As of March 31, 2014 the Company had non-exclusive agreements with approximately 4,000 dealers, of which approximately 1,700 are active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

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

At approximately the time of origination, the Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed (the dealer discount) by the purchaser of the automobile. The amount of the dealer discount depends upon factors such as the age and value of the automobile, creditworthiness of the customer and competition in any given market. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition more significantly impacts the discount that the Company can charge. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract. Also, the Company charges the dealer a processing fee of $75 per Contract purchased, which is part of the net dealer discount. As of March 31, 2014, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all of the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

The Company requires the owner of the vehicle to obtain and maintain collision insurance, naming the Company as the loss payee, with a deductible of not more than $1,000. Both the Company and the dealers offer purchasers of vehicles certain other “add-on products.” These products are offered by the dealer on behalf of the Company or on behalf of the dealership at the time of sale. They consist of a roadside assistance plan, extended warranty protection, gap insurance, credit life insurance and credit accident and health insurance. If the purchaser so desires, the cost of these products may be included in the amount financed under the Contract.

Contract Procurement

The Company currently purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2014 was a 2006 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

	Maximum allowable	Fiscal year ended March 31,
State	interest rate (1)	2014	2013	2012
Alabama	(2)	$6,040,540	$5,232,553	$6,783,484
Florida	18-30%(3)	51,841,066	46,553,346	43,651,078
Georgia	18-30%(3)	17,423,334	15,982,075	16,614,136
Illinois	(2)	3,904,937	3,598,494	3,397,116
Indiana	25%	6,982,627	8,382,587	9,476,794
Kansas	(2)	1,539,181	1,455,404	524,647
Kentucky	18-25%(3)	8,757,666	8,670,180	8,548,743
Maryland	24%	3,080,969	2,017,568	1,636,236
Michigan	25%	6,345,063	4,626,532	5,842,652
Missouri	(2)	5,650,626	4,582,994	5,053,896
North Carolina	18-29%(3)	15,752,982	14,955,884	13,558,091
Ohio	25%	24,681,643	21,423,125	19,707,139
South Carolina	(2)	4,965,463	3,739,387	2,981,626
Tennessee	(2)	6,270,407	5,300,795	4,712,364
Virginia	(2)	6,007,632	5,219,885	3,833,685

Total		$169,244,136	$151,740,809	$146,321,687

(1)	The maximum allowable interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 30% per annum.
(3)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31,
Contracts	2014	2013	2012
Purchases	$169,244,136	$151,740,809	$146,321,687
Weighted APR	23.00%	23.28%	23.82%
Average dealer discount	8.44%	8.54%	9.23%
Weighted average term (months)	52	50	49
Average loan	$10,612	$10,260	$9,873
Number of contracts	15,949	14,789	14,820

Direct Loans

The Company currently originates direct loans in Florida and North Carolina. Direct loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $3,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of direct loans are originated with current or former customers under the Company’s automobile financing program. The typical direct loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a direct loan license in Alabama, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, Ohio, South Carolina, Tennessee or Virginia, and none is presently required in Georgia (as long as the direct loan is greater than $3,000). The Company is currently not pursuing direct loans in Georgia. Typically, the Company allows for a seasoning process to occur in a new market prior to determining whether to pursue a direct loan license there. The Company is currently analyzing the direct loan market in Ohio and may pursue a direct loan license there. The Company does not expect to pursue a direct loan license in any other state during the fiscal year ending March 31, 2015. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the direct consumer loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s direct loan program was implemented in April 1995 and currently accounts for approximately 2.5% of the Company’s annual consolidated revenues. As of March 31, 2014, loans made by the Company pursuant to its direct loan program constituted approximately 2.5% of the aggregate principal amount of the Company’s loan portfolio.

In connection with its direct loan program, the Company also makes available credit disability and credit life insurance coverage to customers through an unaffiliated third-party insurance carrier. Customers in approximately 76% of the approximate 3,000 direct loan transactions outstanding as of March 31, 2014 had elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance is included in the amount financed by the customer.

The following table presents selected information on direct loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31,
Direct loan originations	2014	2013	2012
Originations	$9,786,804	$8,336,903	$5,993,992
Weighted APR	26.72%	26.27%	26.63%
Weighted average term (months)	29	28	25
Average loan	$3,427	$3,319	$2,961
Number of contracts	2,856	2,512	2,024

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

Marketing and Advertising

The Company’s Contract marketing efforts currently are directed exclusively toward automobile dealers. The Company attempts to meet dealers’ needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 25-mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising, such as radio or newspaper advertisements, for the purchase of Contracts.

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

Competition

The consumer finance industry is highly fragmented and highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources than the Company. The Company does not believe that increased competition for the purchase of Contracts will cause a material reduction in the interest rate payable by an individual purchaser of an automobile for the foreseeable future. However, increased competition for the purchase of Contracts will enable automobile dealers to shop for the best price, thereby giving rise to erosion in the dealer discount from the initial principal amounts at which the Company would be willing to purchase Contracts and higher advance rates. In addition, competition generally results in the purchase of lower credit quality Contracts, though these Contracts are still acceptable under the Company’s underwriting guidelines.

The Company’s target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history or the vehicle’s mileage or age. The Company has been able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies which purchase automobile receivables in that market segment. Because of the daily contact that many of its employees have with automobile dealers located throughout the market areas served by it, the Company is generally aware of the terms upon which its competitors are offering to purchase Contracts. The Company’s policy is to modify its terms, if necessary, to remain competitive. However, the Company generally will not sacrifice its purchasing criteria or prudent business practices in order to meet the competition.

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends upon the Company maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 1,700 dealers that the Company currently has active Contractual relationships with accounted for over 1% of its business volume for any of the fiscal years ended March 31, 2014, 2013 or 2012.

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

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2014 the Company employed a total of 326 persons, 3 of whom work for NDS and 323 of whom work for Nicholas Financial. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

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

The non-prime consumer-finance industry is highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by us, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than us. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor-plan financing and leasing, which are not provided by us. Providers of non-prime consumer financing have traditionally competed primarily on the basis of:

•	interest rates charged;

•	the quality of credit accepted;

•	dealer discount;

•	amount paid to dealers relative to the wholesale book value;

•	the flexibility of loan terms offered; and

•	the quality of service provided.

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

The profitability and growth of our business currently depend on our ability to access bank debt at competitive rates. We currently depend on a $150.0 million line of credit facility with a financial institution to finance a large portion of our purchases of Contracts and fund our direct loans. This line of credit currently has a maturity date of November 30, 2014 and is secured by substantially all our assets. At March 31, 2014, we had approximately $127.9 million outstanding under the line of credit and approximately $22.1 million available for additional borrowing.

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

We may experience high delinquency and loss rates in our loan portfolios, which could reduce our profitability.

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

Our financial position depends on management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include achievement of the desired Contract purchase volume, the use of effective risk management techniques and collection methods, continued investment in technology to support operating efficiency, and continued access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could a have a material adverse effect on our business and financial condition.

Our business is highly dependent upon general economic conditions.

We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or high unemployment, such as has existed for much of the past few years, delinquencies, defaults, repossessions and losses generally increase, absent offsetting factors such as decreased competition. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. While we seek to manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, no assurances can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could have a material adverse effect on our business and financial condition.

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

Additionally, fluctuating gasoline prices, unstable real estate values, food inflation, resets of adjustable rate mortgages and other factors have adversely impacted consumer confidence and disposable income. These conditions have increased loss frequency, decreased consumer demand for automobiles and could possibly weaken collateral values on certain types of vehicles. Because we focus predominately on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on Contracts are higher than those experienced in the general automobile finance industry and have been materially affected by the recent economic downturn. If economic and credit conditions do not continue to improve, our business and financial condition could be adversely affected.

The auction proceeds we receive from the sale of repossessed vehicles and other recoveries are subject to fluctuation due to economic and other factors beyond our control.

If we repossess a vehicle securing a Contract, we typically have it transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the Contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 30-day lapse between the time we repossess a vehicle and the time it is sold. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles at the time of sale. Such supply and demand are dependent on many factors. For example, the Consumer Assistance to Recycle and Save Act of 2009, which provided incentives to replace older vehicles with new, fuel-efficient vehicles in the second half of 2009, resulted in a temporary reduction in the supply of used vehicles, thus temporarily bolstering used automobile prices. At the same time, during periods of economic slowdown or recession, the demand for used cars may soften, resulting in decreased auction proceeds to us from the sale of repossessed automobiles. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. Decreased auction proceeds to us resulting from sales of used automobiles at depressed prices will result in losses and, in turn, reduced profitability.

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

Our future growth and development to date will be largely dependent upon the services of Ralph T. Finkenbrink, our President and Chief Executive Officer, Kevin D. Bates, our Senior Vice President of Branch Operations, and Katie L. MacGillivary, our Chief Financial Officer and Vice President of Finance. We do not maintain key-man life insurance policies on these executives. Although we believe that we have sufficient experienced management personnel to accommodate the loss of any key executive, the loss of services of one or more of these executives could have a material adverse effect on our business and financial condition.

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

The Dodd-Frank Act authorizes the recently created CFPB to adopt rules that could potentially have a material adverse effect on our operations and financial performance.

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

Our financing operations are subject to regulation, supervision and licensing under various other federal, state and local statutes and ordinances. Additionally, the procedures that we must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which we do business. The various federal, state and local statutes, regulations, and ordinances applicable to our business govern, among other things:

•	licensing requirements;

•	requirements for maintenance of proper records;

•	payment of required fees to certain states;

•	maximum interest rates that may be charged on loans to finance new and used vehicles;

•	debt collection practices;

•	proper disclosure to customers regarding financing terms;

•	privacy regarding certain customer data;

•	interest rates on loans to customers;

•	late fees and insufficient fees charged;

•	telephone solicitation of direct loan customers; and

•	collection of debts from loan customers who have filed bankruptcy.

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

Our Chairman of the Board holds a significant percentage of our common stock and may take actions adverse to your interests.

Peter L. Vosotas, our Chairman of the Board, owned approximately 12.8% of our Common Shares as of June 2, 2014. As a result, he may be able to influence matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions, such as mergers, amalgamations, consolidations and sales of assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger, amalgamation, or consolidation, takeover or other business combination, which could cause the market price of our Common Shares to fall or prevent you from receiving a premium in such transaction.

Our stock is thinly traded, which may limit your ability to resell your shares.

The average daily trading volume of our Common Shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2014 was approximately 43,482 shares. Thus, our Common Shares are thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our Common Shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

Item  1B. Unresolved Staff Comments

None.

Item  2. Properties

The Company leases its Corporate Headquarters and branch office facilities. The Company’s Headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 15,000 square feet of office space leased at an annual rate of approximately $21.00 per square foot. The current lease relating to this space was renewed in March 2013 and expired in March 2014 with an automatic one year extension. The Company is currently negotiating a new lease at the same location with a longer term.

Each of the Company’s 65 branch offices located in Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia consists of approximately 1,200 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $10.00 to $35.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

Item 3. Legal Proceedings

The following is a brief summary of litigation filed against the Company and its directors related to the Arrangement contemplated in the recently terminated Arrangement Agreement between the Company, on the one hand, and Prospect Capital Corporation and three of its subsidiaries, on the other hand:

Jason Simpson v. Nicholas Financial, Inc., et al., Case No. 13-011726-CI (Circuit Court, Pinellas County, Florida), filed December 24, 2013; Gabriella Rago v. Nicholas Financial, Inc., et al., Case No. 8:13-cv-03261-VMC-TGW (U.S. District Court, Tampa, Florida), filed December 30, 2013; Matthew John Leonard v. Nicholas Financial, Inc., et al., Case No. 13-011811-CI (Circuit Court, Pinellas County, Florida), filed December 31, 2013; Michelangelo Lombardo v. Nicholas Financial, Inc., et al., Case No. 14-000095-CI (Circuit Court, Pinellas County, Florida), filed January 3, 2014; Edward Opton v. Stephen Bragin, et al., Case No. 14-000139-CI (Circuit Court, Pinellas County, Florida), filed January 6, 2014; Marvin Biver v. Nicholas Financial, Inc., et al., Case No. 8:14-cv-00250-VMC-TGW (U.S. District Court, Tampa, Florida), filed February 3, 2014; and Richard Abrons v. Nicholas Financial, Inc., et al., Case No. 8:14-cv-00583-VMC-TGW (U.S. District Court, Tampa, Florida), filed March 10, 2014. These seven substantially similar lawsuits were filed in connection with the Arrangement contemplated in the Arrangement Agreement between the Company, on the one hand, and Prospect Capital Corporation (“Prospect”) and three Prospect subsidiaries (collectively, the “Prospect Parties”), on the other hand. On April 30, 2014, the Biver and the Abrons lawsuits were consolidated (hereafter, the “Biver lawsuit”). On May 8, 2014, the Rago lawsuit was voluntarily dismissed, without prejudice.

Each plaintiff to the five pending lawsuits purports to represent a class of all of the Company’s shareholders other than the defendants and any person or entity related to or affiliated with any defendant. Four of the lawsuits name as defendants the Company, the Company’s directors, and the Prospect Parties. The fifth lawsuit names those same parties as defendants, with the exception of two of the Prospect Parties. Each plaintiff alleges that the consideration to be paid for the Company’s Common Shares is inadequate and that certain terms of the Arrangement Agreement are contrary to the interests of the Company’s public shareholders. The plaintiffs in the Biver lawsuit make such allegations only in the context of asserting claims against the Company’s directors and the Prospect Parties under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, predicated on alleged misrepresentations or omissions in the Registration Statement filed by Prospect on January 13, 2014. Each plaintiff, except for the plaintiffs in the Biver lawsuit, asserts a breach of fiduciary duty claim against the Company’s directors, and an aiding and abetting claim against the Company and/or certain of the Prospect Parties. Each plaintiff seeks declaratory relief, injunctive relief, other equitable relief and/or unspecified damages with respect to the proposed transaction. Each plaintiff, except for the plaintiffs in the Biver lawsuit, also seeks an award of attorneys’ fees. By agreement of the parties and orders dated May 12, 2014 and May 22, 2014, the four state Circuit Court actions have been stayed pending resolution of the Biver lawsuit. On May 30, 2014, the court in the Biver lawsuit denied motions filed by the Company, the Company’s directors and the Prospect Parties to dismiss the Biver lawsuit, or to abstain from exercising jurisdiction. However, the court granted those parties’ motions to stay the Biver lawsuit, and ordered that the Biver lawsuit is stayed for 120 days or pending resolution of the Arrangement approval proceedings in the Supreme Court of British Columbia, whichever occurs first.

As set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Strategic Alternatives,” the termination deadline for completion of the Arrangement pursuant to the Arrangement Agreement was June 12, 2014. On June 11, 2014, the Company’s Board of Directors determined to terminate the Arrangement Agreement effective immediately on the basis that the Arrangement could not be completed by the termination deadline. The Company and the Company’s directors do not believe that there is any merit to any of the pending actions, and they intend to continue to defend vigorously against such actions.

Other than the proceedings discussed above, the Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse affect on the Company’s financial condition or results of operations.

Item  4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Shares are traded on the NASDAQ Global Select Market under the symbol “NICK.”

The following table sets forth the high and low sales prices of the Company’s Common Shares for the fiscal years ended March 31, 2014 and 2013, respectively.

	High	Low
Fiscal year ended March 31, 2014
First Quarter	$16.96	$13.60
Second Quarter	$16.79	$14.82
Third Quarter	$17.20	$15.01
Fourth Quarter	$15.90	$15.63

	High	Low
Fiscal year ended March 31, 2013
First Quarter	$13.60	$12.07
Second Quarter	$14.30	$12.50
Third Quarter	$14.80	$11.71
Fourth Quarter	$15.15	$12.50

As of June 2, 2014, there were approximately 2,200 holders of record of the Company’s Common Shares.

The following cash dividends were declared during fiscal years ended March 31, 2014 and 2013:

Fiscal Year	Date Declared	Record Date	Date Paid	Amount of Dividend
2014	May 7, 2013	June 21, 2013	June 28, 2013	$0.12
	August 13, 2013	September 20, 2013	September 27, 2013	0.12

				$0.24

2013	May 2, 2012	May 30, 2012	June 6, 2012	$0.10
	August 8, 2012	August 30, 2012	September 6, 2012	0.12
	November 9, 2012	November 30, 2012	December 6, 2012	0.12
	December 11, 2012	December 21, 2012	December 28, 2012	2.00
	February 19, 2013	March 22, 2013	March 29, 2013	0.12

				$2.46

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2014, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	372,881	$5.45	190,785
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	372,881	$5.45	190,785

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Common shares for the five-year period ended March 31, 2014, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (Dow Jones US General Financial Index). The stock performance graph assumes that the value of the investment in each of the Company’s Common shares, the NASDAQ Composite Index and the Dow Jones US General Financial Index was $100 on April 1, 2009 and that all dividends were reinvested.

The graph displayed below is presented in accordance with SEC requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	04/01/2009	03/31/2010	03/31/2011	03/31/2012	03/31/2013	03/31/2014
Nicholas Financial, Inc.	$100.00	$317.83	$512.22	$566.38	$720.46	$670.50
NASDAQ Composite	100.00	156.87	181.94	202.25	213.76	274.70
Dow Jones US General Financial Index	100.00	158.12	163.92	166.51	202.42	259.31

Item 6. Selected Financial Data

The following tables present selected consolidated financial data of the Company as of and for the fiscal years ended March 31, 2014, 2013, 2012, 2011, and 2010. The selected consolidated financial data have been derived from our consolidated financial statements.

You should read the selected consolidated financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report.

	Fiscal Year ended March 31,
	2014	2013	2012	2011	2010
Statement of Operations Data
Interest income on finance receivables	$82,609,859	$82,072,643	$80,470,980	$73,661,457	$65,571,587
Sales	19,084	37,803	44,070	53,622	68,117

	82,628,943	82,110,446	80,515,050	73,715,079	65,639,704
Interest expense	5,678,188	5,120,827	4,891,854	5,599,951	5,169,736
Provision for credit losses	14,979,216	13,391,875	12,367,593	15,611,544	20,567,707
Salaries and employee benefits	19,634,202	18,325,945	17,582,967	16,430,763	14,380,695
Change in fair value of interest rate swaps	(688,455)	504,852	—	(495,136)	(1,034,869)
Other expenses	14,509,062	12,280,792	9,524,361	9,280,923	8,984,047

	54,112,213	49,624,291	44,366,775	46,428,045	48,067,316

Operating income before income taxes	28,516,730	32,486,155	36,148,275	27,287,034	17,572,388
Income tax expense	11,813,378	12,545,209	13,926,516	10,518,740	6,755,850

Net income	$16,703,352	$19,940,946	$22,221,759	$16,768,294	$10,816,538

Earnings per share – basic:	$1.38	$1.66	$1.89	$1.44	$0.94

Weighted average shares outstanding	12,096,000	11,977,174	11,747,160	11,607,341	11,470,318

Earnings per share – diluted:	$1.36	$1.63	$1.85	$1.41	$0.93

Weighted average shares outstanding	12,325,000	12,218,416	12,033,131	11,893,518	11,689,123

	As of and for the Fiscal Year ended March 31,
	2014	2013	2012	2011	2010
Balance Sheet Data
Total assets	$283,429,579	$263,835,468	$256,560,144	$242,975,768	$213,505,606
Finance receivables, net	269,343,595	249,825,801	241,253,430	229,082,589	201,418,259
Line of credit	127,900,000	125,500,000	112,000,000	118,000,000	107,274,971
Shareholders’ equity	141,937,555	126,965,096	135,263,161	114,546,111	96,984,906

Operating Data
Return on average assets	6.10%	7.66%	8.90%	7.35%	5.27%
Return on average equity	12.42%	15.21%	17.79%	15.85%	11.92%
Gross portfolio yield (1)	28.44%	29.22%	29.48%	29.35%	29.33%
Pre-tax yield (1)	9.65%	11.82%	13.31%	10.75%	7.47%
Total delinquencies over 30 days, excluding Chapter 13 bankrupt accounts	4.00%	3.68%	2.99%	2.15%	3.16%
Write-off to liquidation (1)	7.17%	6.81%	5.66%	6.18%	9.87%
Net charge-off percentage (1)	6.22%	5.88%	4.59%	4.65%	7.37%
Automobile Finance Data & Direct Loan Origination
Contracts purchased/direct loans originated	$169,607,263	$160,077,713	$152,315,679	$151,874,846	$125,315,736
Average dealer discount on Contracts purchased	8.44%	8.54%	9.23%	9.55%	9.91%
Weighted average contractual rate (1)	23.20%	23.43%	23.93%	23.66%	23.62%
Number of branch locations	65	64	60	56	52

(1)	See the definitions set forth in the notes to the Portfolio Summary table on page 21 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada conducts its business activities through two wholly owned Florida corporations: Nicholas Financial, which purchases and services Contracts, makes direct loans and sells consumer-finance related products; and NDS, which supports and updates certain computer application software. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for each of the fiscal years ended March 31, 2014, 2013, and 2012. Nicholas Financial-Canada, Nicholas Financial and Nicholas Data Services are collectively referred to herein as the “Company”.

Strategic Alternatives

On December 17, 2013, the Company entered into an arrangement agreement (the “Arrangement Agreement”), whereby the Company agreed to sell all of its issued and outstanding Common Shares to an indirect wholly-owned subsidiary of Prospect Capital Corporation (“Prospect”), pursuant to a plan of arrangement (the “Arrangement”) under the Business Corporation Act (British Columbia). Prospect (NASDAQ: PSEC) (www.prospectstreet.com) is a closed-end investment company that has filed an election to be treated as business development company under the Investment Company Act of 1940. It focuses on lending to and investing in private businesses. Prospect’s investment objective is to generate both current income and long-term capital appreciation through debt and equity investments.

The termination deadline for completion of the Arrangement pursuant to the Arrangement Agreement was June 12, 2014. On June 11, 2014, the Company’s Board of Directors determined to terminate the Arrangement Agreement effective immediately on the basis that certain conditions requisite to consummation of the Arrangement could not be satisfied by the termination deadline. The Board of Directors further determined to continue to retain Janney Montgomery Scott LLC as its independent financial advisor to assist the Board in evaluating strategic alternatives for the Company, including, but not limited to, the possible sale of the Company to Prospect or another third party, potential acquisition and expansion opportunities, and/or a possible debt or equity financing.

Introduction

The Company’s consolidated revenues increased for the fiscal year ended March 31, 2014 to $82.6 million as compared to $82.1 million and $80.5 million for the fiscal years ended March 31, 2013 and 2012, respectively. The Company’s consolidated net income decreased for the fiscal year ended March 31, 2014 to $16.7 million as compared to $19.9 million and $22.2 million for the fiscal years ended March 31, 2013 and 2012, respectively. The Company’s earnings were negatively impacted by a reduction in the gross portfolio yield, an increase in the provision for credit losses and an increase in operating expenses as a percentage of average receivables. The Company believes the increase in losses each successive year was primarily attributable to an increase in competition which has driven higher advance rates. In addition, competition generally results in the purchase of lower credit quality Contracts, though these Contracts are still acceptable under the Company’s underwriting guidelines. Historically, when competition has increased, the Company has experienced higher losses, decreased contract origination and as a result reduced profits. While it is difficult to predict the level of competition long-term, the Company believes the current competitive environment will be prevalent throughout at least fiscal 2015. The average dealer discounts as a percent of gross finance receivables associated with new volume for the fiscal years ended March 31, 2014, 2013, and 2012 were 8.44%, 8.54%, 9.23%, respectively. Earnings were also significantly affected by professional fees associated with the potential sale of the Company. Such fees were principally related to fiscal 2014 and resulted in a higher effective tax rate as the majority were not deductible for income tax purposes. The after-tax impact on diluted earnings per share by such professional fees totaling $2,312,000 was approximately $0.18 for fiscal 2014. Earnings for fiscal 2013 were significantly impacted by the $2.00 special cash dividend which resulted in an after-tax charge of $747,000 or $0.06 per share related to the 5% withholding tax associated with dividends.

Portfolio Summary	Fiscal Year ended March 31,
	2014	2013	2012
Average finance receivables, net of unearned interest (1)	$290,502,494	$280,916,731	$272,979,496

Average indebtedness (2)	$127,093,220	$115,157,810	$115,688,980

Interest and fee income on finance receivables (3)	$82,609,859	$82,072,643	$80,470,980
Interest expense	$5,678,188	$5,120,827	$4,891,854

Net interest and fee income on finance receivables	$76,931,671	$76,951,816	$75,579,126

Weighted average contractual rate (4)	23.20%	23.43%	23.93%

Average cost of borrowed funds (2)	4.47%	4.45%	4.23%

Gross portfolio yield (5)	28.44%	29.22%	29.48%
Interest expense as a percentage of average finance receivables, net of unearned interest	1.95%	1.82%	1.79%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	5.16%	4.77%	4.53%

Net portfolio yield (5)	21.33%	22.63%	23.16%
Marketing, salaries, employee benefits, depreciation, administrative and professional fee expenses and dividend taxes as a percentage of average finance receivables, net of unearned interest (6)	11.68%	10.81%	9.85%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (7)	9.65%	11.82%	13.31%

Write-off to liquidation (8)	7.17%	6.81%	5.66%
Net charge-off percentage (9)	6.22%	5.88%	4.59%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Company’s line of credit facility. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Interest and fee income on finance receivables does not include revenue generated by NDS.
(4)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts purchased and direct loans originated during the period.
(5)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents interest and fee income on finance receivables minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(6)	Administrative expenses included in the calculation above are net of administrative expenses associated with NDS which approximated $196,000 and $220,000 for each of the fiscal years ended March 31, 2014 and 2013, respectively. The numerators include expenses associated with the potential sale of the Company and include taxes associated with the payments of cash dividends. Absent these expenses, the percentages would have been 10.84% and 10.26% for the fiscal years ended March 31, 2014 and 2013, respectively.
(7)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(8)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(9)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses incurred in the existing portfolio. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans and current economic conditions. Such evaluation considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

Contracts are purchased from many different dealers and are all purchased on an individual Contract-by-Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of the applicable state maximum interest rate, if any, or the maximum interest rate which the customer will accept. In certain markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company purchases Contracts on an individual basis, although the Company may consider portfolio acquisitions as part of its growth strategy. See “Item 1. Business – Growth Strategy.”

The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to cause all of the Contracts that the Company purchases to have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes LPR to assure adherence to its underwriting guidelines. The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. Each Branch Manager may interpret the guidelines differently, and as a result, the common risk characteristics tend to be the same on an individual branch level but not necessarily compared to another branch.

The allowance for credit losses is established through charges to earnings through the provision for credit losses. The allowance for credit losses is maintained at an amount that reduces the net carrying amount of finance receivables for incurred losses. If a static pool is fully liquidated and has any remaining reserves, the excess provision is immediately reversed during the period. For static pools that are not fully liquidated that are deemed to have excess reserves, such amounts are reversed against provision for credit losses during the period.

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

Fiscal 2014 Compared to Fiscal 2013

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 1% to $82.6 million in fiscal 2014 from $82.1 million in fiscal 2013. The average finance receivables, net of unearned interest, totaled $290.5 million for the fiscal year ended March 31, 2014, an increase of 3% from $280.9 million for the fiscal year ended March 31, 2013. The primary reason average finance receivables, net of unearned interest, increased was the opening of one additional branch office and the increase of the portfolio size at our existing branches during fiscal 2014 (see “Item 1. Business - Contract Procurement”). The gross finance receivable balance increased 7% to $424.3 million for the fiscal year ended March 31, 2014 from $395.7 million for the fiscal year ended March 31, 2013. The primary reasons gross finance receivables increased were an increase in Contracts purchased and an increase in the weighted-average term of Contracts purchased. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.44% for the fiscal year ended March 31, 2014 from 29.22% for the fiscal year ended March 31, 2013. The net portfolio yield decreased to 21.33% for the fiscal year ended March 31, 2014 from 22.63% for the fiscal year ended March 31, 2013. The gross portfolio yield decreased primarily as the result of a lower weighted APR and a reduction of the average dealer discount on Contracts purchased. The net portfolio yield decreased primarily due to the decrease in the gross portfolio yield and an increase in the provision for credit losses.

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, Professional Fee Expenses and Dividend Taxes

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes increased to $34.1 million for the fiscal year ended March 31, 2014 from $30.6 million for the fiscal year ended March 31, 2013. The increase of 11% was primarily attributable to $2.3 million of expenses associated with the potential sale of the Company which were partially offset by the dividend tax of $1.2 million related to the $2.00 per share special cash dividend in fiscal year ended March 31, 2013. The remaining increase was primarily attributable to additional legal, regulatory and general operating expenses. Also, the Company opened one new branch location during the fiscal year. The Company increased the average headcount to 325 for the fiscal year ended March 31, 2014 from 309 for the fiscal year ended March 31, 2013. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest, increased to 11.68% for the fiscal year ended March 31, 2014 from 10.81% for the fiscal year ended March 31, 2013. Absent the expenses associated with the potential sale of the Company and taxes associated with the payment of cash dividends, the percentages would have been 10.84% and 10.26% for the fiscal years ended March 31, 2014 and 2013, respectively.

Interest Expense

Interest expense increased to $5.7 million for the fiscal year ended March 31, 2014 as compared to $5.1 million for the fiscal year ended March 31, 2013. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2014	2013
Variable interest under the line of credit facility	0.35%	0.47%
Settlements under interest rate swap agreements	0.30%	0.24%
Credit spread under the line of credit facility	3.82%	3.74%

Average cost of borrowed funds	4.47%	4.45%

The primary reason that the Company’s average cost of funds increased for the fiscal year ended March 31, 2014 as compared to the preceding fiscal year was the presence of costs associated with settlements under the interest rate swap agreements, which were partially offset by a reduction in the unused line fee during fiscal 2014.

For a further discussion regarding the Company’s line of credit, see “— Liquidity and Capital Resources” below and Note 5 (“Line of Credit”) to our audited consolidated financial statements included elsewhere in this Report.

The weighted average notional amount of interest rate swaps was $50.0 million at a weighted average fixed rate of 0.94% during the fiscal year ended March 31, 2014. The weighted average notional amount of interest rate swaps was $35.8 million at a weighted average fixed rate of 0.94% during the fiscal year ended March 31, 2013. For a further discussion regarding the effect of our interest rate swap agreements, see Note 6 (“Interest Rate Swap Agreements”) to our audited consolidated financial statements included elsewhere in this Report.

Analysis of Credit Losses

As of March 31, 2014, the Company had 1,406 active static pools. The average pool upon inception consisted of 59 Contracts with aggregate finance receivables, net of unearned interest, of approximately $615,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2014	2013
Balance at beginning of year	$16,090,652	$19,499,208
Current year provision	14,693,841	13,252,382
Losses absorbed	(21,690,010)	(19,851,080)
Recoveries	3,794,599	3,190,142

Balance at end of year	$12,889,082	$16,090,652

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the fiscal years ended March 31:

	2014	2013
Balance at beginning of year	$467,917	$492,184
Current year provision	285,375	139,493
Losses absorbed	(192,156)	(190,871)
Recoveries	29,142	27,111

Balance at end of year	$590,278	$467,917

The provision for credit losses increased to $15.0 million for the fiscal year ended March 31, 2014 from $13.4 million for the fiscal year ended March 31, 2013, primarily as a result of an increase in the average finance receivables and an increase in the net charge-off percentage.

The Company’s losses as a percentage of liquidation increased to 7.17% for the fiscal year ended March 31, 2014 as compared to 6.81% for the fiscal year ended March 31, 2013. This increase was primarily the result of increased competition in all markets that the Company presently operates in and higher advance rates on Contracts purchased during the fiscal year ended March 31, 2014. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools, which resulted in an increase in expected future cash flows and favorable impact on the allowance for credit losses. However, increased competition has led to a higher percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines. Static pools originated during fiscal 2014 and 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. The Company also experienced a decrease in auction prices from fiscal year 2013 to fiscal year 2014. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the fiscal years ended March 31, 2014, 2013, and 2012, auction proceeds from the sale of repossessed vehicles averaged approximately 49%, 52%, and 57%, respectively, of the related principal balance. Recoveries as a percentage of charge-offs were approximately 17.46% and 17.62% for the fiscal years ended March 31, 2014 and 2013, respectively. Historically, recoveries as a percentage of charge-offs have fluctuated from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic events.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 Bankrupt accounts, as of March 31, 2014 increased to 4.00% from 3.68% as of March 31, 2013. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2014 increased to 1.78% from 1.23% as of March 31, 2013. The delinquency percentage increases reflect portfolio weakness that generally manifests itself in increased future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

The Company also considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; competition; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. While unemployment rates have stabilized somewhat, they remain elevated, which will make it difficult for improvement in loss rates. The longer-term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate, the rationale or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion.

Income Taxes

The provision for income taxes decreased to approximately $11.8 million in fiscal 2014 from approximately $12.5 million in fiscal 2013. The decrease was a result of lower pretax income offset by the fact that the Company had $2.1 million of non-deductible expenses associated with the potential sale of the Company. As a result of the non-deductible expense, the Company’s effective tax rate increased to 41.43% in fiscal 2014 from 38.61% in fiscal 2013. If the sale of the Company is not consummated, the $2.1 million may become deductible in a future period creating a favorable effective tax rate and impact on net income.

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

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, Professional Fee Expenses and Dividend Taxes

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes increased to $30.6 million for the fiscal year ended March 31, 2013 from $27.1 million for the fiscal year ended March 31, 2012. The increase of 13% was primarily attributable the dividend tax related to the $2.00 per share special cash dividend. The remaining increase was primarily attributable to the opening of four new branch locations. The Company increased its average headcount to 309 for the fiscal year ended March 31, 2013 from 293 for the fiscal year ended March 31, 2012. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest, increased to 10.81% for the fiscal year ended March 31, 2013 from 9.85% for the fiscal year ended March 31, 2012. Absent the taxes associated with the payment of cash dividends, the percentage would have been 10.26% for the fiscal year ended March 31, 2013.

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

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2013	2012
Balance at beginning of year	$19,499,208	$19,952,595
Current year provision	13,252,382	12,185,529
Losses absorbed	(19,851,080)	(14,971,422)
Recoveries	3,190,142	2,332,506

Balance at end of year	$16,090,652	$19,499,208

The following table sets forth a reconciliation of the changes in the allowance for credit losses on direct loans for the fiscal years ended March 31:

	2013	2012
Balance at beginning of year	$492,184	$378,418
Current year provision	139,493	182,062
Losses absorbed	(190,871)	(93,041)
Recoveries	27,111	24,745

Balance at end of year	$467,917	$492,184

The average dealer discount associated with new volume for the fiscal years ended March 31, 2013 and 2012 were 8.54% and 9.23%, respectively.

The provision for credit losses increased to $13.4 million for the fiscal year ended March 31, 2013 from $12.4 million for the fiscal year ended March 31, 2012, largely due to the fact that net charge-offs increased during fiscal 2013.

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

Recoveries as a percentage of charge-offs were approximately 17.62% and 16.80% for the fiscal years ended March 31, 2013 and 2012, respectively. Historically, recoveries as a percentage of charge-offs have fluctuated from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic events.

The delinquency percentage for Contracts more than thirty days past due as of March 31, 2013 increased to 3.68% from 2.99% as of March 31, 2012. The delinquency percentage for direct loans more than thirty days past due as of March 31, 2013 increased to 1.23% from 1.09% as of March 31, 2012. The delinquency percentage increases reflect portfolio weakness that generally manifests itself in increased future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

The Company also considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; competition; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. While unemployment rates have stabilized somewhat, they remain elevated, which will make it difficult for improvement in loss rates. The longer-term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate, the rationale or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion.

Income Taxes

The provision for income taxes decreased to approximately $12.5 million in fiscal 2013 from approximately $13.9 million in fiscal 2012 primarily as a result of lower pretax income. The Company’s effective tax rate was consistent, increasing slightly to 38.61% in fiscal 2013 from 38.52% in fiscal 2012.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31,
	2014	2013	2012
Cash provided by (used in):
Operations	$21,341,394	$25,620,155	$21,874,879
Investing activities - (primarily purchases of Contracts)	(21,880,361)	(10,568,710)	(12,756,214)
Financing activities	376,287	(15,056,783)	(8,333,151)

Net (decrease) increase in cash	$(162,680)	$(5,338)	$785,514

The Company’s primary use of working capital for the fiscal year ended March 31, 2014 was the funding of the purchase of Contracts, which are financed substantially through cash from principal payments received, cash from operations and line of credit (the “Line”). The Line is secured by all of the assets of the Company and has a maturity date of November 30, 2014. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of March 31, 2014, the amount outstanding under the Line was $127.9 million, and the amount available under the Line was $22.1 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line increased by $2.4 million as of March 31, 2014 as compared to March 31, 2013 and increased by approximately $13.5 million as of March 31, 2013 as compared to March 31, 2012. The increase in the amount outstanding under the Line as of March 31, 2014 was principally related to the growth in finance receivables. The increase in the amount outstanding under the Line as of March 31, 2013 was principally related to the fact that the Company issued a special dividend of $2.00 per share in December 2012. The aggregate amount of the special dividend was $24.3 million and was partially offset by cash received from operations, which exceeded cash needed to fund new Contracts. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is currently in compliance with all of its debt covenants.

The following cash dividends were declared during fiscal years ended March 31, 2014, 2013 and 2012.

Fiscal Year	Date Declared	Record Date	Date Paid	Amount of Dividend
2014	May 7, 2013	June 21, 2013	June 28, 2013	$0.12
	August 13, 2013	September 20, 2013	September 27, 2013	0.12

				$0.24

2013	May 2, 2012	May 30, 2012	June 6, 2012	$0.10
	August 8, 2012	August 30, 2012	September 6, 2012	0.12
	November 9, 2012	November 30, 2012	December 6, 2012	0.12
	December 11, 2012	December 21, 2012	December 28, 2012	2.00
	February 19, 2013	March 22, 2013	March 29, 2013	0.12

				$2.46

2012	August 30, 2011	September 13, 2011	September 20, 2011	$0.10
	October 27, 2011	December 13, 2011	December 20, 2011	0.10
	January 31, 2012	March 13, 2012	March 20, 2012	0.10

				$0.30

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2014.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,914,602	$1,635,365	$1,815,278	$463,959	$—
Line of credit[1]	127,900,000	127,900,000	—	—	—
Interest on line of credit[1]	5,240,703	5,240,703	—	—	—

Total	$137,055,305	$134,776,068	$1,815,278	$463,959	$—

[1]	The Company’s current Line matures on November 30, 2014. Interest on outstanding borrowings under the Line as of March 31, 2014 is based on an effective interest rate of 4.47%. The effective interest rate used in the above table does not contemplate the possibility of entering into additional interest rate swap agreements in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management seeks to minimize the Company’s cost of borrowing and may do so through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swaps for speculative purposes. At March 31, 2014, $77,900,000, or approximately 60.9% of our total debt, was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical 1% increase in the variable interest rates as of March 31, 2014 applicable to this floating rate debt would have an annual after-tax impact of approximately $48,000.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report (see pages 29-47)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 16, 2014 expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP
Atlanta, Georgia
June 16, 2014

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2014	2013
Assets
Cash	$2,635,036	$2,797,716
Finance receivables, net	269,343,595	249,825,801
Assets held for resale	1,696,330	1,203,664
Prepaid expenses and other assets	891,044	736,746
Income taxes receivable	1,093,682	102,999
Property and equipment, net	869,693	741,581
Interest rate swap agreements	183,603	—
Deferred income taxes	6,716,596	8,426,961

Total assets	$283,429,579	$263,835,468

Liabilities and shareholders’ equity
Line of credit	$127,900,000	$125,500,000
Drafts payable	2,338,561	2,096,311
Accounts payable and accrued expenses	8,924,919	7,405,579
Deferred revenues	2,328,544	1,363,630
Interest rate swap agreements	—	504,852

Total liabilities	141,492,024	136,870,372

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,220,874 and 12,154,069 shares issued, respectively	31,151,781	30,031,548
Retained earnings	110,785,774	96,933,548

Total shareholders’ equity	141,937,555	126,965,096

Total liabilities and shareholders’ equity	$283,429,579	$263,835,468

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Year ended March 31,
	2014	2013	2012
Revenue:
Interest and fee income on finance receivables	$82,609,859	$82,072,643	$80,470,980
Sales	19,084	37,803	44,070

	82,628,943	82,110,446	80,515,050
Expenses:
Cost of sales	8,601	11,624	12,177
Marketing	1,491,216	1,452,659	1,252,854
Salaries and employee benefits	19,634,202	18,325,945	17,582,967
Professional fees	3,659,429	893,044	559,515
Administrative	8,889,755	8,146,644	7,232,325
Dividend tax	142,557	1,492,227	179,651
Provision for credit losses	14,979,216	13,391,875	12,367,593
Depreciation	317,504	284,594	287,839
Interest expense	5,678,188	5,120,827	4,891,854
Change in fair value of interest rate swap agreements	(688,455)	504,852	—

	54,112,213	49,624,291	44,366,775

Operating income before income taxes	28,516,730	32,486,155	36,148,275
Income tax expense	11,813,378	12,545,209	13,926,516

Net income	$16,703,352	$19,940,946	$22,221,759

Earnings per share:
Basic	$1.38	$1.66	$1.89

Diluted	$1.36	$1.63	$1.85

Dividends declared per share	$0.24	$2.46	$0.30

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained	Total Shareholders’
	Shares	Amount	Earnings	Equity
Balance at March 31, 2011	11,806,660	$26,337,731	$88,208,380	$114,546,111
Net income	—	—	22,221,759	22,221,759
Issuance of common stock under stock options	174,715	830,277	—	830,277
Grants of restricted share awards, net of forfeitures	(29,400)	—	—	—
Vested performance share awards	9,000	—	—	—
Excess tax benefit on share awards, net	—	706,123	—	706,123
Share-based compensation	—	551,912	—	551,912
Cash dividend	—	—	(3,593,021)	(3,593,021)

Balance at March 31, 2012	11,960,975	$28,426,043	$106,837,118	$135,263,161

Net income	—	—	19,940,946	19,940,946
Issuance of common stock under stock options	97,594	612,465	—	612,465
Grants of restricted share awards, net of forfeitures	85,000	—	—	—
Vested performance share awards	10,500	—	—	—
Excess tax benefit on share awards, net	—	181,036	—	181,036
Share-based compensation	—	812,004	—	812,004
Cash dividend	—	—	(29,844,516)	(29,844,516)

Balance at March 31, 2013	12,154,069	$30,031,548	$96,933,548	$126,965,096

Net income	—	—	16,703,352	16,703,352
Issuance of common stock under stock options	66,805	328,913	—	328,913
Excess tax benefit on share awards, net	—	256,250	—	256,250
Share-based compensation	—	535,070	—	535,070
Cash dividend	—	—	(2,851,126)	(2,851,126)

Balance at March 31, 2014	12,220,874	$31,151,781	$110,785,774	$141,937,555

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$16,703,352	$19,940,946	$22,221,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	317,504	284,594	287,839
Gain on sale of property and equipment	(64,039)	(11,339)	(26,945)
Provision for credit losses	14,979,216	13,391,875	12,367,593
Amortization of dealer discounts	(13,490,892)	(11,482,251)	(12,348,448)
Deferred income taxes	1,710,365	696,339	245,273
Share-based compensation	535,070	812,004	551,912
Change in fair value of interest rate swap agreements	(688,455)	504,852	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(154,298)	14,294	(70,425)
Accounts payable and accrued expenses	1,519,340	793,150	(596,958)
Income taxes receivable	(990,683)	394,536	(731,289)
Deferred revenues	964,914	281,155	(25,432)

Net cash provided by operating activities	21,341,394	25,620,155	21,874,879

Cash flows from investing activities:
Purchase and origination of finance contracts	(156,997,870)	(141,562,259)	(134,347,957)
Principal payments received	135,991,752	131,080,264	122,157,971
(Increase) decrease in assets held for resale	(492,666)	169,337	(317,861)
Purchase of property and equipment	(464,598)	(271,003)	(320,537)
Proceeds from sale of property and equipment	83,021	14,951	72,170

Net cash used in investing activities	(21,880,361)	(10,568,710)	(12,756,214)

Cash flows from financing activities:
(Repayment of) net proceeds from line of credit	2,400,000	13,500,000	(6,000,000)
Payment of cash dividend	(2,851,126)	(29,844,516)	(3,593,021)
(Decrease) increase in drafts payable	242,250	494,232	(276,530)
Proceeds from exercise of stock options	328,913	612,465	830,277
Excess tax benefits from exercise of stock options, vesting of restricted share awards and issuance of performance share awards	256,250	181,036	706,123

Net cash provided by (used in) financing activities	376,287	(15,056,783)	(8,333,151)

Net (decrease) increase in cash	(162,680)	(5,338)	785,514
Cash, beginning of year	2,797,716	2,803,054	2,017,540

Cash, end of year	$2,635,036	$2,797,716	$2,803,054

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS is engaged principally in the development, marketing and support of computer application software. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, NFI also offers direct loans and sells consumer-finance related products. Both NDS and NFI are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Nicholas Financial – Canada and its wholly owned subsidiaries, NDS and NFI, collectively referred to as (the “Company”). All intercompany transactions and balances have been eliminated.

Dividends

The following cash dividends were declared during fiscal years ended March 31, 2014, 2013 and 2012.

Fiscal Year	Date Declared	Record Date	Date Paid	Amount of Dividend
2014	May 7, 2013	June 21, 2013	June 28, 2013	$0.12
	August 13, 2013	September 20, 2013	September 27, 2013	0.12

				$0.24

2013	May 2, 2012	May 30, 2012	June 6, 2012	$0.10
	August 8, 2012	August 30, 2012	September 6, 2012	0.12
	November 9, 2012	November 30, 2012	December 6, 2012	0.12
	December 11, 2012	December 21, 2012	December 28, 2012	2.00
	February 19, 2013	March 22, 2013	March 29, 2013	0.12

				$2.46

2012	August 30, 2011	September 13, 2011	September 20, 2011	$0.10
	October 27, 2011	December 13, 2011	December 20, 2011	0.10
	January 31, 2012	March 13, 2012	March 20, 2012	0.10

				$0.30

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

Finance Receivables

Finance receivables are recorded at cost, net of unearned interest, unearned dealer discounts and the allowance for credit losses. The amount of unearned interest, dealer discounts and allowance for credit losses as of March 31, 2014 and March 31, 2013 are approximately $155,001,000 and $145,896,000, respectively (See Note 3).

2. Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses

The allowance for credit losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). The Company aggregates Contracts into static pools consisting of Contracts purchased during a three-month period for each branch location as management considers these pools to have similar risk characteristics. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current economic conditions. As conditions change, the Company’s level of provisioning and allowance may change as well.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest or penalties during the three years ended March 31, 2014.

The Company files income tax returns in the U.S. Federal jurisdiction and various State jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for years before 2011. State jurisdictions that remain subject to examination range from 2009 to 2013. The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier, or when the account is Chapter 13 bankrupt. Chapter 13 bankrupt accounts are accounted for under the cost-recovery method. Interest income on Chapter 13 bankrupt accounts does not resume until all principal amounts are recovered (see Note 3).

2. Summary of Significant Accounting Policies (continued)

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the fiscal years ended March 31, 2014, 2013, and 2012 was 8.44%, 8.54%, and 9.23%, respectively.

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

Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Fiscal Year ended March 31,
	2014	2013	2012
Numerator for earnings per share – net income	$16,703,352	$19,940,946	$22,221,759

Denominator:
Denominator for basic earnings per share – weighted average shares	12,096,000	11,977,174	11,747,160
Effect of dilutive securities:
Stock options and other share awards	229,000	241,242	285,971

Denominator for diluted earnings per share	12,325,000	12,218,416	12,033,131

Earnings per share – basic	$1.38	$1.66	$1.89

Earnings per share – diluted	$1.36	$1.63	$1.85

Diluted earnings per share does not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 10,000, 120,200 and 53,500 stock options were not included in the computation of diluted earnings per share for the years ended March 31, 2014, 2013 and 2012 respectively, because their effect would have been anti-dilutive.

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

2. Summary of Significant Accounting Policies (continued)

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

The Company operates in fifteen states through its sixty-five branch locations. Florida represents 31% of the finance receivables total as of March 31, 2014. Ohio represents 14%, Georgia represents 10% and North Carolina represents 9% of the finance receivables total as of March 31, 2014. Of the remaining eleven states, no one state represents more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

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

Interest Rate Swap Agreements

Interest rate swap agreements were reported as either assets or liabilities in the consolidated balance sheet at fair value. Interest rate swap agreements were not designated as cash-flow hedges, and accordingly the changes in the fair value are recorded in earnings. The Company does not use interest rate swaps for speculative purposes. See Note 6.

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2014, 2013 and 2012 was approximately $10,837,000, $11,273,000 and $13,764,000, respectively. Cash paid for interest for the years ended March 31, 2014, 2013 and 2012 was approximately $5,673,000, $5,043,000 and $4,878,000, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 660) and Other Assets and Deferred Costs-Contracts with Customer (Subtopic 340-40). ASU 2014-09 sets new guidance to clarify principles for recognizing revenue and develop a common revenue standard with the International Accounting Standards Board. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the effect of adopting ASU No. 2014-09 on its consolidated financial statements.

The Company does not believe there are any other recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s consolidated financial statements.

3. Finance Receivables

Finance receivables consist of Contracts and direct consumer loans (“Direct Loans”), each of which comprise a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The Company purchases individual Contracts from new and used automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given Contract once the assignment of that Contract is complete. The dealer has no vested interest in the performance of any Contract the Company purchases. The Company charges-off receivables when an individual account has become more than 120 days contractually delinquent. In the event of repossession the charge-off will occur in the month in which the vehicle was repossessed.

Contracts included in finance receivables are detailed as follows as of fiscal years ended March 31:

	2014	2013	2012
Indirect finance receivables, gross contract	$413,613,292	$386,940,093	$382,766,667
Unearned interest	(121,996,483)	(111,121,493)	(109,456,018)

Indirect finance receivables, net of unearned interest	291,616,809	275,818,600	273,310,649
Unearned dealer discounts	(17,214,269)	(16,415,169)	(17,091,567)

Indirect finance receivables, net of unearned interest and unearned dealer discounts	274,402,540	259,403,431	256,219,082
Allowance for credit losses	(12,889,082)	(16,090,652)	(19,499,208)

Indirect finance receivables, net	$261,513,458	$243,312,779	$236,719,874

The terms of the Contracts range from 12 to 72 months and bear a weighted average contractual interest rate of 23.08% and 23.34% as of March 31, 2014 and 2013, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2014	2013	2012
Balance at beginning of year	$16,090,652	$19,499,208	$19,952,595
Provision for credit losses	14,693,841	13,252,382	12,185,531
Losses absorbed	(21,690,010)	(19,851,080)	(15,044,668)
Recoveries	3,794,599	3,190,142	2,405,750

Balance at end of year	$12,889,082	$16,090,652	$19,499,208

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of March 31, 2014, the average model year of vehicles collateralizing the portfolio was 2006. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 94%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

Direct Loans are also included in finance receivables and are detailed as follows as of fiscal years ended March 31:

	2014	2013	2012
Direct finance receivables, gross contract	$10,730,901	$8,781,637	$6,221,688
Unearned interest	(2,310,486)	(1,800,698)	(1,195,948)

Direct finance receivables, net of unearned interest	8,420,415	6,980,939	5,025,740
Allowance for credit losses	(590,278)	(467,917)	(492,184)

Direct finance receivables, net	$7,830,137	$6,513,022	$4,533,556

3. Finance Receivables (continued)

The terms of the Direct Loans range from 6 to 48 months and bear a weighted average contractual interest rate of 26.32% and 25.84% as of March 31, 2014 and 2013, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	2014	2013	2012
Balance at beginning of year	$467,917	$492,184	$378,418
Provision for credit losses	285,375	139,493	182,062
Losses absorbed	(192,156)	(190,871)	(93,041)
Recoveries	29,142	27,111	24,745

Balance at end of year	$590,278	$467,917	$492,184

Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than Contracts due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of March 31, 2014, loans made by the Company pursuant to its direct loan program constituted approximately 3% of the aggregate principal amount of the Company’s loan portfolio.

Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and credit loss trends over several reporting periods which are useful in estimating future losses and overall portfolio performance.

A performing account is defined as an account that is less than 61 days past due. A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankrupt account, and the accrual of interest income is suspended. When an account is 120 days contractually delinquent, the account is written off. Effective April 1, 2013, the Company changed its policy in regards to Chapter 13 bankrupt accounts. Prior to April 1, 2013 the Company would charge-off the entire principal balance of a Chapter 13 bankrupt account in the month following confirmation from the bankruptcy court. Subsequent to the charge-off the Company would collect monthly payments from the bankruptcy court recording the recovery payments and reducing charge-off totals in the month collected. Under the new method, the Company no longer charges off the entire principal balance at the time of bankruptcy. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 bankrupt accounts. In the event the debtors balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments. This approach to bankrupt accounts aligns the Company with typical industry practice and is an immaterial change to the policy. Total gross finance receivables that are Chapter 13 bankrupt accounts as of March 31, 2014 were approximately $4,390,000.

The following table is an assessment of the credit quality by creditworthiness as of March 31, and excludes Chapter 13 Bankrupt accounts.

	2014		2013
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$408,772,473	$10,683,041	$383,120,316	$8,746,338
Non-performing accounts	4,840,819	47,860	3,819,777	35,299

Total	$413,613,292	$10,730,901	$386,940,093	$8,781,637

3. Finance Receivables (continued)

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding any Chapter 13 bankrupt accounts:

Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
March 31, 2014	$413,613,292	$11,713,021	$2,944,228	$1,896,591	$16,553,840
		2.83%	0.71%	0.46%	4.00%
March 31, 2013	$386,940,093	$10,421,500	$2,631,617	$1,188,160	$14,241,277
		2.69%	0.68%	0.31%	3.68%
March 31, 2012	$382,766,667	$8,941,467	$1,851,954	$636,555	$11,429,976
		2.34%	0.48%	0.17%	2.99%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
March 31, 2014	$10,730,901	$143,624	$25,345	$22,515	$191,484
		1.34%	0.23%	0.21%	1.78%
March 31, 2013	$8,781,637	$72,364	$21,509	$13,790	$107,663
		0.82%	0.25%	0.16%	1.23%
March 31, 2012	$6,221,688	$48,899	$14,257	$4,933	$68,089
		0.79%	0.23%	0.07%	1.09%

4. Property and Equipment

Property and equipment as of March 31, 2014 and 2013 is summarized as follows:

	Cost	Accumulated Depreciation	Net Book Value
2014
Automobiles	$616,512	$289,419	$327,093
Equipment	914,347	625,310	289,037
Furniture and fixtures	463,395	364,634	98,761
Leasehold improvements	1,118,142	963,340	154,802

	$3,112,396	$2,242,703	$869,693

2013
Automobiles	$537,677	$352,249	$185,428
Equipment	795,594	511,405	284,189
Furniture and fixtures	428,435	337,767	90,668
Leasehold improvements	1,091,218	909,922	181,296

	$2,852,924	$2,111,343	$741,581

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $150,000,000. The pricing of the Line, which expires on November 30, 2014, is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at March 31, 2014 and March 31, 2013). Pledged as collateral for this Line are all of the assets of the Company. The outstanding amount of the Line was $127,900,000 and $125,500,000 as of March 31, 2014 and March 31, 2013, respectively. The amount available under the Line was approximately $22,100,000 and $24,500,000 as of March 31, 2014 and March 31, 2013, respectively.

5. Line of Credit (continued)

The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new Line as long as the Company is in compliance with a net income covenant. As of March 31, 2014, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. The following table summarizes the activity in the Company’s notional amounts of interest rate swap agreements for fiscal years ended March 31:

	2014	2013
Notional amounts at beginning of year	$50,000,000	$—
New contracts	—	50,000,000
Matured contracts	—	—

Notional amounts at end of year	$50,000,000	$50,000,000

The Company currently has two interest rate swap agreements. A June 4, 2012 interest rate swap agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 1% and receives payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement has an effective date of June 13, 2012 and a notional amount of $25,000,000. A July 30, 2012 agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 0.87% and receives payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement has an effective date of August 13, 2012 and a notional amount of $25,000,000.

The locations and amounts of gains (losses) recognized in income are detailed as follows for the fiscal years ended March 31:

	2014	2013
Periodic change in fair value of interest rate swap agreements	$688,455	$(504,852)
Periodic settlement differentials included in interest expense	(383,028)	(277,364)

Loss recognized in income	$305,427	$(782,216)

Net realized gains and losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income.

The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements as of March 31:

	2014	2013
Average variable rate received	0.18%	0.22%
Average fixed rate paid	0.94%	0.94%

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The Company estimates the fair value of interest rate swap agreements based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for nonperformance risk, if any, including a quantitative and qualitative evaluation of both the Company’s credit risk and the counterparty’s credit risk. Accordingly, the Company classifies interest rate swap agreements as Level 2 and as assets (liabilities).

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
March 31, 2014	$—	$183,603	$—	$183,603
March 31, 2013	$—	$(504,852)	$—	$(504,852)

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

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of March 31, 2014 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Finance receivables:
March 31, 2014	$—	$—	$269,344,000	$269,344,000
March 31, 2013	$—	$—	$249,826,000	$249,826,000
Line of credit:
March 31, 2014	$—	$127,900,000	$—	$127,900,000
March 31, 2013	$—	$125,500,000	$—	$125,500,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 and 2013.

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	2014	2013	2012
Current:
Federal	$8,709,338	$10,187,010	$11,799,843
State	1,393,675	1,661,860	1,881,400

Total current	10,103,013	11,848,870	13,681,243

Deferred:
Federal	1,474,425	598,674	211,544
State	235,940	97,665	33,729

Total deferred	1,710,365	696,339	245,273

Income tax expense	$11,813,378	$12,545,209	$13,926,516

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	2014	2013
Allowance for credit losses not currently deductible for tax purposes	$6,106,725	$7,448,933
Share-based compensation	443,623	522,573
Interest rate swap agreements	(70,283)	193,258
Other items	236,531	262,197

Deferred income taxes	$6,716,596	$8,426,961

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	2014	2013	2012
Provision for income taxes at Federal statutory rate	$9,980,855	$11,370,154	$12,651,896
Increase resulting from:
State income taxes, net of Federal benefit	1,059,249	1,143,692	1,244,834
Non-deductible transaction costs	733,689	—	—
Other	39,585	31,363	29,786

Income tax expense	$11,813,378	$12,545,209	$13,926,516

The Company’s effective tax rate increased to 41.43% in fiscal 2014 from 38.61% in fiscal 2013 and 38.54% in fiscal 2012. The Company had approximately $2,096,000 of non-deductible expenses associated with the potential sale of the Company. If the sale of the Company is not consummated, the approximately $2,096,000 may become deductible in a future period creating a favorable effective tax rate.

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

9. Share-Based Payments (continued)

Option awards previously granted to employees and directors under the 1998 Plans generally vest ratably based on service over a five- and three-year period, respectively, and generally have a contractual term of ten years. Vesting and contractual terms for option awards under the 2006 Plan are essentially the same as those of the 1998 Plans. Restricted stock awards generally cliff vest over a three-year period based on service conditions. The annual vesting of performance share awards is contingent upon the attainment of company-wide performance goals including annual revenue growth and operating income targets. There are no post-vesting restrictions for share awards.

The Company funds share awards from authorized but unissued shares and does not purchase shares to fulfill the obligations of the plans. Cash dividends, if any, are not paid on unvested performance shares or unexercised options, but are paid on unvested restricted stock awards.

The Company did not grant any options during the year ended March 31, 2014. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2013	2012
Risk-free interest rate	0.71%	1.84%
Weighted average expected original term	5 years	5 years
Expected volatility	48%	49%
Expected dividend yield	3.20%	0.00%

A summary of option activity under the Equity Plans as of March 31, 2014, and changes during the year are presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	473,446	$5.63
Granted	—	—
Exercised	(66,805)	$4.87
Forfeited	(33,760)	$9.11

Outstanding at March 31, 2014	372,881	$5.45	5.06	$3,834,916

Exercisable at March 31, 2014	294,010	$4.14	4.59	$3,407,753

The Company granted 96,000 and 45,000 options with a weighted average fair value of $4.15 and $5.73 during the years ended March 31, 2013 and 2012, respectively. The total intrinsic value of options exercised during the years ended March 31, 2014, 2013 and 2012 was approximately $699,000, $685,000 and $1,335,000, respectively.

During the fiscal year ended March 31, 2014, 66,805 options were exercised at exercise prices ranging from $0.77 to $10.96 per share. During the same period 33,760 options were forfeited at exercise prices ranging from $0.77 to $10.96 per share.

Cash received from options exercised during the fiscal years ended March 31, 2014, 2013 and 2012 totaled approximately $329,000, $612,000 and $830,000, respectively. Related income tax benefits during the same periods totaled approximately $267,000, $262,000 and $511,000, respectively. Such amounts are included in proceeds from exercise of stock options and income tax benefit related thereto under cash flows from financing activities in the consolidated statements of cash flows. As of March 31, 2014, there was approximately $272,000 of total unrecognized compensation cost related to options granted. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

9. Share-Based Payments (continued)

A summary of the status of the Company’s non-vested restricted shares under the 2006 Plan as of March 31, 2014, and changes during the year then ended is presented below.

Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2013	96,000	$12.90
Granted	—	$—
Vested	(46,000)	$12.87
Forfeited	—	$—

Non-vested at March 31, 2014	50,000	$12.92	1.96	$786,500

The Company did not award any restricted shares during the fiscal year ended March 31, 2014. During the same period no restricted shares were forfeited.

As of March 31, 2014, there was approximately $332,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.96 years.

The Company did not award any performance shares during the fiscal year ended March 31, 2014 and no awards vested or were forfeited. The Company awarded 33,500 performance shares with a weighted average grant date fair value of $13.11 during the fiscal year ended March 31, 2013. During the same period 23,000 performance shares were forfeited with a weighted average grant date fair value of $13.04.

As of March 31, 2014, there was no unrecognized compensation cost related to non-vested performance share awards granted under the 2006 Plan.

10. Employee Benefit Plans

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the plan (calendar) years 2014, 2013 and 2012, the Board of Directors suspended the Company’s matching. The Board will re-evaluate the Company’s matching policy for plan year 2015 later this year. For the fiscal years ended March 31, 2014, 2013 and 2012, the Company recorded expenses of approximately $7,000, $6,500, and $7,500, respectively, related to this plan.

11. Commitments

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Fiscal Year ending March 31:
2015	$1,635,365
2016	1,223,982
2017	591,297
2018	301,327
2019	162,631

$3,914,602

Rent expense for the fiscal years ended March 31, 2014, 2013, and 2012 was approximately $1,995,000, $1,933,000 and $1,761,000, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

12. Arrangement Agreement

On December 17, 2013, the Company entered into an arrangement agreement (the “Arrangement Agreement”), whereby the Company agreed to sell all of its issued and outstanding Common Shares to an indirect wholly-owned subsidiary of Prospect Capital Corporation (“Prospect”), pursuant to a plan of arrangement (the “Arrangement”) under the Business Corporation Act (British Columbia). Prospect (NASDAQ: PSEC) (www.prospectstreet.com) is a closed-end investment company that has filed an election to be treated as business development company under the Investment Company Act of 1940. It focuses on lending to and investing in private businesses. Prospect’s investment objective is to generate both current income and long-term capital appreciation through debt and equity investments.

The termination deadline for completion of the Arrangement pursuant to the Arrangement Agreement was June 12, 2014. On June 11, 2014, the Company’s Board of Directors determined to terminate the Arrangement Agreement effective immediately on the basis that certain conditions requisite to consummation of the Arrangement could not be satisfied by the termination deadline. The Board of Directors further determined to continue to retain Janney Montgomery Scott LLC as its independent financial advisor to assist the Board in evaluating strategic alternatives for the Company, including, but not limited to, the possible sale of the Company to Prospect or another third party, potential acquisition and expansion opportunities, and/or a possible debt or equity financing.

13. Contingencies

The following is a brief summary of litigation filed against the Company and its directors related to the Arrangement contemplated in the recently terminated Arrangement Agreement between the Company, on the one hand, and Prospect Capital Corporation and three of its subsidiaries, on the other hand:

Jason Simpson v. Nicholas Financial, Inc., et al., Case No. 13-011726-CI (Circuit Court, Pinellas County, Florida), filed December 24, 2013; Gabriella Rago v. Nicholas Financial, Inc., et al., Case No. 8:13-cv-03261-VMC-TGW (U.S. District Court, Tampa, Florida), filed December 30, 2013; Matthew John Leonard v. Nicholas Financial, Inc., et al., Case No. 13-011811-CI (Circuit Court, Pinellas County, Florida), filed December 31, 2013; Michelangelo Lombardo v. Nicholas Financial, Inc., et al., Case No. 14-000095-CI (Circuit Court, Pinellas County, Florida), filed January 3, 2014; Edward Opton v. Stephen Bragin, et al., Case No. 14-000139-CI (Circuit Court, Pinellas County, Florida), filed January 6, 2014; Marvin Biver v. Nicholas Financial, Inc., et al., Case No. 8:14-cv-00250-VMC-TGW (U.S. District Court, Tampa, Florida), filed February 3, 2014; and Richard Abrons v. Nicholas Financial, Inc., et al., Case No. 8:14-cv-00583-VMC-TGW (U.S. District Court, Tampa, Florida), filed March 10, 2014. These seven substantially similar lawsuits were filed in connection with the Arrangement contemplated in the Arrangement Agreement between the Company, on the one hand, and Prospect Capital Corporation (“Prospect”) and three Prospect subsidiaries (collectively, the “Prospect Parties”), on the other hand. On April 30, 2014, the Biver and the Abrons lawsuits were consolidated (hereafter, the “Biver lawsuit”). On May 8, 2014, the Rago lawsuit was voluntarily dismissed, without prejudice.

Each plaintiff to the five pending lawsuits purports to represent a class of all of the Company’s shareholders other than the defendants and any person or entity related to or affiliated with any defendant. Four of the lawsuits name as defendants the Company, the Company’s directors, and the Prospect Parties. The fifth lawsuit names those same parties as defendants, with the exception of two of the Prospect Parties. Each plaintiff alleges that the consideration to be paid for the Company’s Common Shares is inadequate and that certain terms of the Arrangement Agreement are contrary to the interests of the Company’s public shareholders. The plaintiffs in the Biver lawsuit make such allegations only in the context of asserting claims against the Company’s directors and the Prospect Parties under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, predicated on alleged misrepresentations or omissions in the Registration Statement filed by Prospect on January 13, 2014. Each plaintiff, except for the plaintiffs in the Biver lawsuit, asserts a breach of fiduciary duty claim against the Company’s directors, and an aiding and abetting claim against the Company and/or certain of the Prospect Parties. Each plaintiff seeks declaratory relief, injunctive relief, other equitable relief and/or unspecified damages with respect to the proposed transaction. Each plaintiff, except for the plaintiffs in the Biver lawsuit, also seeks an award of attorneys’ fees. By agreement of the parties and orders dated May 12, 2014 and May 22, 2014, the four state Circuit Court actions have been stayed pending resolution of the Biver lawsuit. On May 30, 2014, the court in the Biver lawsuit denied motions filed by the Company, the Company’s directors and the Prospect Parties to dismiss the Biver lawsuit, or to abstain from exercising jurisdiction. However, the court granted those parties’ motions to stay the Biver lawsuit, and ordered that the Biver lawsuit is stayed for 120 days or pending resolution of the Arrangement approval proceedings in the Supreme Court of British Columbia, whichever occurs first.

As set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Strategic Alternatives,” the termination deadline for completion of the Arrangement pursuant to the Arrangement Agreement was June 12, 2014. On June 11, 2014, the Company’s Board of Directors determined to terminate the Arrangement Agreement effective immediately on the basis that the Arrangement could not be completed by the termination deadline. The Company and the Company’s directors do not believe that there is any merit to any of the pending actions, and they intend to continue to defend vigorously against such actions.

13. Contingencies (continue)

Other than the proceedings discussed above, the Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse affect on the Company’s financial condition or results of operations.

14. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$20,475,735	$20,948,924	$20,761,230	$20,443,054
Interest expense	1,404,906	1,442,898	1,441,175	1,389,209
Provision for credit losses	2,641,791	3,973,104	4,183,035	4,181,286
Non-interest expense	7,163,565	8,329,886	8,477,233	9,484,125

Operating income before income taxes	9,265,473	7,203,036	6,659,787	5,388,434
Income tax expense	3,564,980	2,886,484	2,833,019	2,528,895

Net income	$5,700,493	$4,316,552	$3,826,768	$2,859,539

Earnings per share:
Basic	$0.47	$0.36	$0.32	$0.24

Diluted	$0.46	$0.35	$0.31	$0.23

Dividends per share	$0.12	$0.12	$—	$—

	Fiscal Year ended March 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$20,427,726	$20,705,421	$20,604,861	$20,372,438
Interest expense	1,192,140	1,250,231	1,275,015	1,403,441
Provision for credit losses	3,103,266	3,261,721	3,484,811	3,542,077
Non-interest expense	7,343,103	7,804,873	8,370,168	7,593,445

Operating income before income taxes	8,789,217	8,388,596	7,474,867	7,833,475
Income tax expense	3,381,761	3,238,458	2,878,811	3,046,179

Net income	$5,407,456	$5,150,138	$4,596,056	$4,787,296

Earnings per share:
Basic	$0.45	$0.43	$0.38	$0.40

Diluted	$0.44	$0.42	$0.38	$0.39

Dividends per share	$0.10	$0.12	$2.12	$0.12

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on management’s evaluation under the framework in Internal Control-Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2014, as stated in their report, which is included below.

June 16, 2014

Ralph T. Finkenbrink	Katie L. MacGillivary
President and Chief Executive Officer	Vice President-Finance and Chief Financial Officer

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited Nicholas Financial, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“ the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Nicholas Financial, Inc. as of and for the year ended March 31, 2014, and our report dated June 16, 2014, expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP
Atlanta, Georgia
June 16, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information to be set forth under the captions “Proposal 1: Election of Directors,” “Board of Directors,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement and Information Circular for the 2014 Annual General Meeting of Shareholders of the Company, which will be filed with the SEC on or about June 30, 2014 (the “Proxy Statement”), is incorporated herein by reference.

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

(3)	Exhibits

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4	Form of Common Stock Certificate (3)

10.1	Second Amended and Restated Loan and Security Agreement, dated January 12, 2010 (4)

10.2	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated September 1, 2011 (5)

10.3	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated December 21, 2012 (6)*

10.4	Nicholas Financial, Inc. Employee Stock Option Plan (7)*

10.5	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan (8)*

10.6	Amended and Restated Employment Agreement, dated July 3, 2012, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance (9)*

10.7	Summary of Fiscal 2014/2015 Annual Incentive Programs*

10.8	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.9	Nicholas Financial, Inc. Equity Incentive Plan (10)*

10.10	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award (11)*

10.11	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award (12)*

10.12	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award (13)*

10.13	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc. (14)

10.14	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (15)

10.15	Letter Agreement, dated June 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (16)

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc. (17)

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2009 filed with the SEC on March 23, 2010.
(5)	Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 filed with the SEC on November 9, 2011.
(6)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the SEC on June 14, 2013.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81967).
(8)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81961).
(9)	Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(10)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006.
(11)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(12)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(13)	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(14)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215) filed with the SEC on April 7, 2004
(15)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(16)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(17)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 16, 2014

	By:	/s/ Ralph T. Finkenbrink
Ralph Finkenbrink
Chief Executive Officer and President

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Ralph T. Finkenbrink and Katie L. MacGillivary, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph T. Finkenbrink	Chief Executive Officer, President and Director	June 16, 2014
Ralph T. Finkenbrink

/s/ Katie L. MacGillivary	Chief Financial Officer, Vice President - Finance	June 16, 2014
Katie L. MacGillivary

/s/ Peter L. Vosotas	Chairman of the Board	June 16, 2014
Peter L. Vosotas

/s/ Stephen Bragin	Director	June 16, 2014
Stephen Bragin

/s/ Alton R. Neal	Director	June 16, 2014
Alton R. Neal

/s/ Scott Fink	Director	June 16, 2014
Scott Fink

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc.*

3.2	Notice of Articles of Nicholas Financial, Inc.*

4	Form of Common Stock Certificate*

10.1	Second Amended and Restated Loan and Security Agreement, dated January 12, 2010*

10.2	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated September 1, 2011*

10.3	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated December 21, 2012*

10.4	Nicholas Financial, Inc. Employee Stock Option Plan*

10.5	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan*

10.6	Amended and Restated Employment Agreement, dated July 3, 2012, between Nicholas Financial, Inc. and Ralph Finkenbrink, Senior Vice President of Finance*

10.7	Summary of Fiscal 2014/2015 Annual Incentive Bonus Programs

10.8	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.9	Nicholas Financial, Inc. Equity Incentive Plan*

10.10	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award*

10.11	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award*

10.12	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award*

10.13	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc.*

10.14	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction*

10.15	Letter Agreement, dated July 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction*

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc.*

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.