Form 10-Q
period 2014-06-30
NICHOLAS FINANCIAL INC
filed 2014-08-11
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

As of July 30, 2014, the registrant had 12,273,734 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	March 31, 2014
Assets
Cash	$2,290,969	$2,635,036
Finance receivables, net	278,173,259	269,343,595
Assets held for resale	2,040,030	1,696,330
Income taxes receivable	—	1,093,682
Prepaid expenses and other assets	814,146	891,044
Property and equipment, net	897,111	869,693
Interest rate swap agreements	59,998	183,603
Deferred income taxes	7,009,056	6,716,596

Total assets	$291,284,569	$283,429,579

Liabilities and shareholders’ equity
Line of credit	$131,400,000	$127,900,000
Drafts payable	1,623,610	2,338,561
Accounts payable and accrued expenses	7,581,169	8,924,919
Interest rate swap agreements	88,682	—
Income taxes payable	936,646	—
Deferred revenues	2,583,798	2,328,544

Total liabilities	144,213,905	141,492,024

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,273,734 and 12,220,874 shares issued and outstanding, respectively	31,375,702	31,151,781
Retained earnings	115,694,962	110,785,774

Total shareholders’ equity	147,070,664	141,937,555

Total liabilities and shareholders’ equity	$291,284,569	$283,429,579

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2014	2013
Interest and fee income on finance receivables	$21,332,514	$20,475,735

Expenses:
Marketing	402,867	396,074
Salaries and employee benefits	5,221,180	4,851,450
Professional fees	617,848	468,403
Administrative	2,376,124	2,132,543
Provision for credit losses	4,231,815	2,641,791
Dividend taxes	—	73,019
Depreciation	90,583	75,335
Interest expense	1,448,585	1,404,906
Change in fair value of interest rate swap agreements	212,287	(833,259)

	14,601,289	11,210,262

Operating income before income taxes	6,731,225	9,265,473
Income tax expense	1,822,037	3,564,980

Net income	$4,909,188	$5,700,493

Earnings per share:

Basic	$0.40	$0.47

Diluted	$0.40	$0.46

Dividends declared per share	$—	$0.12

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$4,909,188	$5,700,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90,583	75,335
Gain on sale of property and equipment	—	(2,013)
Provision for credit losses	4,231,815	2,641,791
Amortization of dealer discounts	(3,283,641)	(2,974,446)
Deferred income taxes	(292,460)	858,193
Share-based compensation	116,023	122,259
Change in fair value of interest rate swap agreements	212,287	(833,259)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	76,898	(2,958)
Accounts payable and accrued expenses	(1,343,750)	(740,518)
Income taxes receivable/payable	2,030,328	2,603,069
Deferred revenues	255,254	240,923

Net cash provided by operating activities	7,002,525	7,688,869

Cash flows from investing activities
Purchase and origination of finance receivables	(43,142,921)	(39,328,663)
Principal payments received	33,365,083	34,229,127
Increase in assets held for resale	(343,700)	(578,359)
Purchase of property and equipment	(118,001)	(101,122)
Proceeds from sale of property and equipment	—	12,800

Net cash used in investing activities	(10,239,539)	(5,766,217)

Cash flows from financing activities
Net draws on line of credit	3,500,000	521,510
Change in drafts payable	(714,951)	(272,791)
Payment of cash dividends	—	(1,460,372)
Proceeds from exercise of stock options	71,716	83,140
Excess tax benefits from share-based compensation	36,182	67,096

Net cash provided (used) by financing activities	2,892,947	(1,061,417)

Net (decrease) increase in cash	(344,067)	861,235
Cash, beginning of period	2,635,036	2,797,716

Cash, end of period	$2,290,969	$3,658,951

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2014, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the Securities and Exchange Commission on June 16, 2014. The March 31, 2014 consolidated balance sheet included herein has been derived from the March 31, 2014 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

2. Revenue Recognition

Finance receivables consist of automobile finance installment contracts (“Contracts”) and direct consumer loans (“Direct Loans”). Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan enters bankruptcy status, is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier. Chapter 13 bankrupt accounts are accounted for under the cost-recovery method. Interest income on Chapter 13 bankrupt accounts does not resume until all principal amounts are recovered (see Note 4).

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended June 30, 2014 and 2013 was 8.19% and 8.35%, respectively in relation to the total amount financed. The decrease in the average dealer discount is due to an increase in competition.

Gross finance receivables represent principal balance plus unearned income. The amount of future unearned income is computed as the product of the Contract rate, the Contract term, and the Contract amount.

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

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2014	2013

Numerator for earnings per share – net income	$4,909,188	$5,700,493

Denominator:
Denominator for basic earnings per share – weighted average shares	12,178,293	12,065,012
Effect of dilutive securities:
Stock options and other share awards	184,909	222,480

Denominator for diluted earnings per share	12,363,202	12,287,492

Earnings per share:
Basic	$0.40	$0.47

Diluted	$0.40	$0.46

For the three months ended June 30, 2014 and 2013, potential common stock from stock options totaling 90,000 and 10,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	June 30,	March 31,
	2014	2014
Finance receivables, gross contract	$440,506,362	$424,344,193
Unearned interest	(130,935,575)	(124,306,969)

Finance receivables, net of unearned interest	309,570,787	300,037,224
Unearned dealer discounts	(17,756,663)	(17,214,269)

Finance receivables, net of unearned interest and unearned dealer discounts	291,814,124	282,822,955
Allowance for credit losses	(13,640,865)	(13,479,360)

Finance receivables, net	$278,173,259	$269,343,595

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 48 months. The Contracts and Direct Loans bear a weighted average effective interest rate of 23.03% and 26.37% as of June 30, 2014, respectively and 23.08% and 26.32% as of March 31, 2014, respectively.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended June 30,
	2014	2013
Balance at beginning of period	$12,889,082	$16,090,652
Current period provision	4,073,398	2,494,430
Losses absorbed	(4,849,623)	(4,648,976)
Recoveries	821,048	875,067

Balance at end of period	$12,933,905	$14,811,173

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of June 30, 2014, the average model year of vehicles collateralizing the portfolio was a 2006 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 95%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended June 30,
	2014	2013
Balance at beginning of period	$590,278	$467,917
Current period provision	158,418	147,361
Losses absorbed	(54,101)	(27,586)
Recoveries	12,365	4,189

Balance at end of period	$706,960	$591,881

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of June 30, 2014, loans made by the Company pursuant to its Direct Loan program constituted approximately 3% of the aggregate principal amount of the Company’s loan portfolio.

Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and trends over several reporting periods which are useful in estimating future losses and overall portfolio performance.

A performing account is defined as an account that is less than 61 days past due. A non-performing account is defined as an account that is contractually delinquent for 61 days or more and the accrual of interest income is suspended. When an account is 120 days contractually delinquent, the account is written off. Upon notification of a Chapter 13 bankruptcy, an account is monitored for collection with other Chapter 13 bankrupt accounts. In the event the debtors balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings to allow the customer to begin making regularly scheduled payments.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	June 30, 2014		June 30, 2013
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$420,006,795	$11,118,330	$396,448,006	$9,613,865
Non-performing accounts	5,889,676	57,331	4,470,426	41,083

Total	$425,896,471	$11,175,661	$391,977,580	$9,654,948
Chapter 13 bankrupt accounts	3,406,706	27,458	1,802,820	11,922

Finance receivables, gross contract	$429,303,240	$11,203,119	$393,780,400	$9,666,870

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankrupt accounts:

Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2014	$425,896,471	$16,433,351	$4,346,201	$1,543,475	$22,323,027
		3.86%	1.02%	0.36%	5.24%
June 30, 2013	$391,977,580	$12,506,882	$3,138,575	$1,331,851	$16,977,308
		3.19%	0.80%	0.34%	4.33%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2014	$11,175,661	$183,159	$41,491	$15,840	$240,490
		1.64%	0.37%	0.14%	2.15%
June 30, 2013	$9,654,948	$79,552	$27,046	$14,037	$120,635
		0.82%	0.28%	0.15%	1.25%

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $150,000,000. The pricing of the Line, which expires on November 30, 2014, is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at June 30, 2014 and March 31, 2014). Pledged as collateral for this Line are all of the assets of the Company. The outstanding amount of the Line was $131,400,000 and $127,900,000 as of June 30, 2014 and March 31, 2014, respectively. The amount available under the Line was approximately $18,600,000 and $22,100,000 as of June 30, 2014 and March 31, 2014, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of June 30, 2014, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

The following table summarizes the activity in the notional amounts of interest rate swap agreements:

	Three months ended June 30,
	2014	2013
Notional amounts at April 1	$50,000,000	$50,000,000
New contracts	—	—
Matured contracts	—	—

Notional amounts at June 30	$50,000,000	$50,000,000

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

The locations and amounts of (gains) losses in income are as follows:

	Three months ended June 30,
	2014	2013
Periodic change in fair value of interest rate swap agreements	$212,287	$(833,259)
Periodic settlement differentials included in interest expense	98,992	93,314

Total	$311,279	$(739,945)

Net realized gains and losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended June 30,
	2014	2013
Variable rate received	0.15%	0.20%
Fixed rate paid	0.94%	0.94%

7. Income Taxes

The provision for income taxes decreased to approximately $1.8 million for the three months ended June 30, 2014 from approximately $3.6 million for the three months ended June 30, 2013. The Company’s effective tax rate decreased to 27.07% for the three months ended June 30, 2014 from 38.48% for the three months ended June 30, 2013. The decrease in the effective tax rate is related to certain professional fees associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
June 30, 2014:
Effective June 13, 2012 - liability	$—	$(88,682)	$—	$(88,682)
Effective August 13, 2012 - asset	—	$59,998	—	$59,998

March 31, 2014 - asset	$—	$183,603	$—	$183,603

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

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of June 30, 2014 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Finance receivables:
June 30, 2014	$—	$—	$278,173,000	$278,173,000
March 31, 2014	$—	$—	$269,344,000	$269,344,000

Line of credit:
June 30, 2014	$—	$131,400,000	$—	$131,400,000
March 31, 2014	$—	$127,900,000	$—	$127,900,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

9. Cash Dividend

Dividends were not declared or paid during the three months ended June 30, 2014. On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013.

Payment of cash dividends results in a 5% withholding tax payable by the Company under the Canada-United States Income Tax Convention which is included in earnings under the caption of dividend tax.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

10. Contingencies

The following is a brief summary of litigation filed against the Company and its directors related to the Arrangement contemplated in the recently terminated Arrangement Agreement between the Company, on the one hand, and Prospect Capital Corporation (“Prospect”) and three of its subsidiaries, on the other hand:

Jason Simpson v. Nicholas Financial, Inc., et al., Case No. 13-011726-CI (Circuit Court, Pinellas County, Florida), filed December 24, 2013; Gabriella Rago v. Nicholas Financial, Inc., et al., Case No. 8:13-cv-03261-VMC-TGW (U.S. District Court, Tampa, Florida), filed December 30, 2013; Matthew John Leonard v. Nicholas Financial, Inc., et al., Case No. 13-011811-CI (Circuit Court, Pinellas County, Florida), filed December 31, 2013; Michelangelo Lombardo v. Nicholas Financial, Inc., et al., Case No. 14-000095-CI (Circuit Court, Pinellas County, Florida), filed January 3, 2014; Edward Opton v. Stephen Bragin, et al., Case No. 14-000139-CI (Circuit Court, Pinellas County, Florida), filed January 6, 2014; Marvin Biver v. Nicholas Financial, Inc., et al., Case No. 8:14-cv-00250-VMC-TGW (U.S. District Court, Tampa, Florida), filed February 3, 2014; and Richard Abrons v. Nicholas Financial, Inc., et al., Case No. 8:14-cv-00583-VMC-TGW (U.S. District Court, Tampa, Florida), filed March 10, 2014. These seven substantially similar lawsuits were filed in connection with the Arrangement contemplated in the Arrangement Agreement between the Company, on the one hand, and Prospect and three Prospect subsidiaries, on the other hand. On April 30, 2014, the Biver and the Abrons lawsuits were consolidated (hereafter, the “Biver lawsuit”). On May 8, 2014, the Rago lawsuit was voluntarily dismissed.

Each plaintiff to the lawsuits purported to represent a class of all of the Company’s shareholders other than the defendants and any person or entity related to or affiliated with any defendant. Each plaintiff alleged that the consideration to be paid for the Company’s Common Shares was inadequate and that certain terms of the Arrangement Agreement were contrary to the interests of the Company’s public shareholders. Each plaintiff sought declaratory relief, injunctive relief, other equitable relief and/or unspecified damages with respect to the proposed transaction. Each plaintiff, except for the plaintiffs in the Biver lawsuit, also sought an award of attorneys’ fees. From July 8, 2014 to July 15, 2014, following the Company’s June 12, 2014 announcement that the Company’s Board of Directors had determined to terminate the Arrangement Agreement, each pending lawsuit was voluntarily dismissed. No monies or other consideration were exchanged between the plaintiffs and defendants.

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

11. Recently Issued Accounting Standards

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

Strategic Alternatives

As reported on July 1, 2014, the Company’s Board of Directors (the “Board”) determined to discontinue its previously announced exploration of possible strategic alternatives for the Company, including, but not limited to, the possible sale of the Company to Prospect Capital Corporation or another third party, potential acquisition and expansion opportunities and/or a possible debt or equity financing. Effective as of the same date, the Board terminated its engagement of Janney Montgomery Scott LLC, which was acting as the Board’s independent financial advisor in connection with such exploration of strategic alternatives.

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

Introduction

Consolidated net income decreased 14% to approximately $4.9 million for the three-month period ended June 30, 2014 as compared to $5.7 million for the corresponding period ended June 30, 2013. Diluted earnings per share decreased 13% to $0.40 as compared to $0.46 for the three months ended June 30, 2014 and June 30, 2013, respectively.

The results for the three-month period ended June 30, 2014 were adversely affected by a reduction in the fair value of the interest rate swap agreements and an increase in the provision for credit losses. Also, after-tax earnings were positively affected as a significant portion of the professional fees that were not deductible for income tax purposes in fiscal year ended March 31, 2014 are now deductible since the Company determined to terminate the Arrangement Agreement for sale of the Company and the exploration of strategic alternatives. This resulted in a lower effective tax rate and after-tax impact of $0.07 per share.

The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the three ended June 30, 2014 or 2013 and operations ceased during the quarter ended June 30, 2014.

	Three months ended June 30,
Portfolio Summary	2014	2013

Average finance receivables, net of unearned interest (1)	$304,915,588	$285,637,997

Average indebtedness (2)	$129,837,500	$125,880,390

Interest and fee income on finance receivables	$21,332,514	$20,475,735
Interest expense	1,448,586	1,404,906

Net interest and fee income on finance receivables	$19,879,012	$19,064,466

Weighted average contractual rate (3)	23.12%	23.28%

Average cost of borrowed funds (2)	4.46%	4.46%

Gross portfolio yield (4)	27.98%	28.66%

Interest expense as a percentage of average finance receivables, net of unearned interest	1.90%	1.97%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	5.55%	3.70%

Net portfolio yield (4)	20.53%	22.99%

Marketing, salaries, employee benefits, depreciation, administrative, dividend tax expense and professional fees as a percentage of average finance receivables, net of unearned interest (5)	11.42%	11.12%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (6)	9.11%	11.87%

Write-off to liquidation (7)	6.44%	5.90%
Net charge-off percentage (8)	5.34%	5.15%

Note: All three-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts and Direct Loans.
(4)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(5)	The numerators include expenses associated with the potential sale of the Company and include taxes associated with the payments of cash dividends. Absent these expenses, the percentages would have been 11.00% and 10.69% for the three months ended June 30, 2014 and 2013, respectively.
(6)	Pre-tax yield represents net portfolio yield minus administrative expenses as a percentage of average finance receivables, net of unearned interest.
(7)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.
(8)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2014 compared to three months June 30, 2013

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4% to approximately $21.3 million for the three-month period ended June 30, 2014 from $20.5 million for the corresponding period ended June 30, 2013. Average finance receivables, net of unearned interest equaled approximately $304.9 million for the three-month period ended June 30, 2014, an increase of 6.8% from $285.6 million for the corresponding period ended June 30, 2013. The primary reason average finance receivables, net of unearned interest increased was the opening of one additional branch office and the increase of the portfolio size at our existing branches (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 9% to approximately $440.5 million as of June 30, 2014, from $403.4 million as of June 30, 2013. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 27.98% for the three-month period ended June 30, 2014 compared to 28.66% for the three-month period ended June 30, 2013. The gross portfolio yield decreased primarily due to the decrease of the overall weighted average APR, which is a result from increased competition. The net portfolio yield decreased to 20.53% for the corresponding period ended June 30, 2014 from 22.99% for the three-month period ended June 30, 2013. The net portfolio yields decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses (see “Analysis of Credit Losses” below).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, Professional Fee Expenses and Dividend Taxes

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes increased to approximately $8.7 million for the three-month period ended June 30, 2014 from approximately $8.0 million for the corresponding period ended June 30, 2013. The increase was primarily related to the increase in salaries, employee benefits and administrative expenses which was primarily attributable to newer branch locations and an increase in costs associated with maintaining the finance receivable portfolio. The Company operated 66 and 64 branch locations as of June 30, 2014 and 2013, respectively. Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes as a percentage of finance receivables, net of unearned interest, increased to 11.42% for the three-month period ended June 30, 2014 from 11.12% for the three-month period ended June 30, 2013. For the three months ended June 30, 2014, the numerator includes expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 11.00%. For the three months ended June 30, 2013, the numerator includes dividend taxes and expenses associated with the potential sale of the Company. Absent these costs, the percentage would have been 10.69%.

Interest Expense

Interest expense remained relatively flat at $1.4 million for the three-month period ended June 30, 2014 and 2013 due to limited changes in average borrowing on the Line, minimal changes in interest rates and no changes to interest rate swap agreements. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2014	2013
Variable interest under the line of credit facility	0.29%	0.35%
Settlements under interest rate swap agreements	0.30%	0.30%
Credit spread under the line of credit facility	3.87%	3.81%

Average cost of borrowed funds	4.46%	4.46%

The Company’s average cost of funds remained flat. The credit spread increased and the variable interest decreased due to a decrease in LIBOR rates in the three months ended June 30, 2014 and June 30, 2014.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the three-month periods ended June 30, 2014 and 2013. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month period ended June 30, 2014 and 2013, less than 2% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended June 30,
State	2014	2013
FL	$15,175,792	$12,109,051
GA	5,247,446	4,147,343
NC	3,990,023	4,448,482
SC	1,086,325	1,400,374
OH	6,099,123	6,065,865
MI	1,966,102	1,715,302
VA	1,408,356	1,460,241
IN	2,000,891	2,134,790
KY	2,225,752	2,317,470
MD	1,249,570	519,657
AL	1,510,745	1,783,268
TN	1,550,917	1,774,514
IL	1,081,316	556,335
MO	1,743,740	1,133,722
KS	433,504	316,300

Total	$46,769,602	$41,882,714

	Three months ended June 30,
Contracts	2014	2013
Purchases	$46,769,602	$41,882,714
Weighted average APR	23.01%	22.81%
Average discount	8.19%	8.35%
Weighted average term (months)	54	51
Average loan	$11,020	$10,576
Number of Contracts	4,244	3,960

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended June 30,
Direct Loans Originated	2014	2013
Originations	$2,665,547	$2,639,159
Weighted average APR	26.69%	25.82%
Weighted average term (months)	30	29
Average loan	$3,578	$3,491
Number of loans	745	756

Analysis of Credit Losses

As of June 30, 2014, the Company had 1,415 active static pools. The average pool upon inception consisted of 60 Contracts with aggregate finance receivables, net of unearned interest, of approximately $630,000.

The Company anticipates losses absorbed as a percentage of liquidation (see note 7 in the Portfolio Summary table on page 14 for the definition of write-off to liquidation) will be in the 5%-10% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of continued fierce competition. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations or terms of Contracts purchased during the three months ended June 30, 2014.

The provision for credit losses increased to approximately $4.2 million from approximately $2.6 million for the three months ended June 30, 2014 and 2013, respectively. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools which has resulted in an increase in expected future cash flows. However, due to increased competition in more recent periods, the percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines has increased. During the current periods, static pools originated during fiscal 2014 and 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. Consequently, if this trend continues, the Company would expect the provision for credit losses to remain higher for future static pools. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb incurred losses in the existing portfolio was greater than the provision in fiscal 2014. The Company’s losses as a percentage of liquidation increased to 6.44% from 5.90% for the three months ended June 30, 2014 and 2013, respectively. The Company has also experienced slightly increased losses in part due to a small decrease in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended June 30, 2014 and 2013, auction proceeds from the sale of repossessed vehicles averaged approximately 50% and 51%, respectively, of the related principal balance.

The Company also considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; competition; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. While unemployment rates have stabilized somewhat, they remain elevated, which will make it difficult for improvement in loss rates. The longer-term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate, the rational or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion.

The delinquency percentage for Contracts more than thirty days past due as of June 30, 2014 was 5.24% as compared to 4.33% as of June 30, 2013. This increase is primarily as a result of increased competition in all markets that the Company presently operates in. Increased competition typically reduces discounts on Contracts purchased and also results in a greater percentage of Contracts, while still within guidelines, that result in lower credit quality. The delinquency percentage for Direct Loans more than thirty days past due as of June 30, 2014 was 2.15% as compared to 1.25% as of June 30, 2014. See Note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases in the delinquency percentage for Contracts and the losses as a percentage of liquidation were contemplated in determining the appropriate reserve levels, particularly for less seasoned pools.

Recoveries as a percentage of charge-offs decreased to approximately 19.1% for the three months ended June 30, 2014 from approximately 21.4% for the three months ended June 30, 2013. Historically, recoveries as a percentage of charge-offs fluctuate from period to period, and the Company does not attribute this increase to any particular change in operational strategy or economic event.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended June 30, 2014 and June 30, 2013 the Company granted deferrals to approximately 5.17% and 5.28%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

The provision for income taxes decreased to approximately $1.8 million for the three months ended June 30, 2014 from approximately $3.6 million for the three months ended June 30, 2013. The Company’s effective tax rate decreased to 27.07% for the three months ended June 30, 2014 from 38.48% for the three months ended June 30, 2013. The decrease in the effective tax rate is related to certain professional fees associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$7,002,525	$7,688,869
Investing activities (primarily purchase of Contracts)	(10,239,539)	(5,766,217)
Financing activities	2,892,947	(1,061,417)

Net (decrease) increase in cash	$(344,067)	$861,235

The Company’s primary use of working capital during the three months ended June 30, 2014, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of November 30, 2014. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of June 30, 2014, the amount outstanding under the Line was approximately $131.4 million, and the amount available under the Line was approximately $18.6 million. The Company will be looking to amend the current Line and extend the maturity date in the near future.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $3.5 million during the three months ended June 30, 2014. The increase of the Line is principally related to the fact that cash needed to fund new contracts exceeded cash received from operations. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants.

On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013. No dividends were declared during the quarter ending June 30, 2014.

Contractual Obligations

The following table summarizes the Company’s material obligations as of June 30, 2014.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating leases	$3,750,320	$1,766,035	$1,610,292	$373,993	$—
Line of credit	131,400,000	131,400,000	—	—	—
Interest on Line[1]	2,441,850	2,441,850	—	—	—

Total	$137,592,170	$135,607,885	$1,610,292	$373,993	$—

The Company’s Line matures on November 30, 2014. Interest on outstanding borrowings under the Line as of June 30, 2014, is based on an effective interest rate of 4.46% which includes the estimated effect of the interest rate swap agreements settlements through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of sixty-six branch locations in fifteen states, including twenty-one in Florida; eight in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana, Missouri, Michigan, and Alabama; two in Virginia, Tennessee, Illinois, and South Carolina; and one each in Maryland, and Kansas. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, twenty-two of our branches meet this capacity. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, may open additional branch locations during fiscal 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. At June 30, 2014, $81,400,000, or approximately 61.9% of our total debt was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical 1% increase in the variable interest rates as of June 30, 2014 applicable to this floating rate debt would have an annual after-tax impact of approximately $76,000.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal controls. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following is a brief summary of litigation filed against the Company and its directors related to the Arrangement contemplated in the recently terminated Arrangement Agreement between the Company, on the one hand, and Prospect Capital Corporation (“Prospect”) and three of its subsidiaries, on the other hand:

Jason Simpson v. Nicholas Financial, Inc., et al., Case No. 13-011726-CI (Circuit Court, Pinellas County, Florida), filed December 24, 2013; Gabriella Rago v. Nicholas Financial, Inc., et al., Case No. 8:13-cv-03261-VMC-TGW (U.S. District Court, Tampa, Florida), filed December 30, 2013; Matthew John Leonard v. Nicholas Financial, Inc., et al., Case No. 13-011811-CI (Circuit Court, Pinellas County, Florida), filed December 31, 2013; Michelangelo Lombardo v. Nicholas Financial, Inc., et al., Case No. 14-000095-CI (Circuit Court, Pinellas County, Florida), filed January 3, 2014; Edward Opton v. Stephen Bragin, et al., Case No. 14-000139-CI (Circuit Court, Pinellas County, Florida), filed January 6, 2014; Marvin Biver v. Nicholas Financial, Inc., et al., Case No. 8:14-cv-00250-VMC-TGW (U.S. District Court, Tampa, Florida), filed February 3, 2014; and Richard Abrons v. Nicholas Financial, Inc., et al., Case No. 8:14-cv-00583-VMC-TGW (U.S. District Court, Tampa, Florida), filed March 10, 2014. These seven substantially similar lawsuits were filed in connection with the Arrangement contemplated in the Arrangement Agreement between the Company, on the one hand, and Prospect and three Prospect subsidiaries, on the other hand. On April 30, 2014, the Biver and the Abrons lawsuits were consolidated (hereafter, the “Biver lawsuit”). On May 8, 2014, the Rago lawsuit was voluntarily dismissed.

Each plaintiff to the lawsuits purported to represent a class of all of the Company’s shareholders other than the defendants and any person or entity related to or affiliated with any defendant. Each plaintiff alleged that the consideration to be paid for the Company’s Common Shares was inadequate and that certain terms of the Arrangement Agreement were contrary to the interests of the Company’s public shareholders. Each plaintiff sought declaratory relief, injunctive relief, other equitable relief and/or unspecified damages with respect to the proposed transaction. Each plaintiff, except for the plaintiffs in the Biver lawsuit, also sought an award of attorneys’ fees. From July 8, 2014 to July 15, 2014, following the Company’s June 12, 2014 announcement that the Company’s Board of Directors had determined to terminate the Arrangement Agreement, each pending lawsuit was voluntarily dismissed. No monies or other consideration were exchanged between the plaintiffs and defendants.

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 11, 2014	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Chairman of the Board, President, Chief Executive Officer and Director

Date: August 11, 2014	/s/ Katie L. MacGillivary
Katie L. MacGillivary
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.8	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.