Form 10-Q
period 2014-09-30
NICHOLAS FINANCIAL INC
filed 2014-11-10
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

As of October 31, 2014, the registrant had 12,287,329 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2014	March 31,
	(Unaudited)	2014
Assets
Cash	$4,981,883	$2,635,036
Finance receivables, net	279,182,218	269,343,595
Assets held for resale	2,235,729	1,696,330
Income taxes receivable	920,924	1,093,682
Prepaid expenses and other assets	696,852	891,044
Property and equipment, net	931,328	869,693
Interest rate swap agreements	222,724	183,603
Deferred income taxes	6,603,470	6,716,596

Total assets	$295,775,128	$283,429,579

Liabilities and shareholders’ equity
Line of credit	$132,000,000	$127,900,000
Drafts payable	2,244,490	2,338,561
Accounts payable and accrued expenses	7,190,657	8,924,919
Deferred revenues	2,715,283	2,328,544

Total liabilities	144,150,430	141,492,024

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,286,109 and 12,220,874 shares issued and outstanding, respectively	31,600,035	31,151,781
Retained earnings	120,024,663	110,785,774

Total shareholders’ equity	151,624,698	141,937,555

Total liabilities and shareholders’ equity	$295,775,128	$283,429,579

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Interest and fee income on finance receivables	$21,723,072	$20,948,924	$43,055,586	$41,424,659

Expenses:
Marketing	459,389	363,515	862,256	759,589
Salaries and employee benefits	5,120,649	4,831,559	10,341,829	9,683,009
Professional Fees	192,940	482,983	810,788	951,386
Administrative	2,473,775	2,255,856	4,849,899	4,388,399
Provision for credit losses	5,154,235	3,973,104	9,386,050	6,614,895
Dividend tax	—	69,538	—	142,557
Depreciation	93,541	76,819	184,124	152,154
Interest expense	1,485,193	1,442,898	2,933,778	2,847,804
Change in fair value of interest rate swap agreements	(251,408)	249,616	(39,121)	(583,643)

	14,728,314	13,745,888	29,329,603	24,956,150

Operating income before income taxes	6,994,758	7,203,036	13,725,983	16,468,509
Income tax expense	2,665,057	2,886,484	4,487,094	6,451,464

Net income	$4,329,701	$4,316,552	$9,238,889	$10,017,045

Earnings per share:

Basic	$0.36	$0.36	$0.76	$0.83

Diluted	$0.35	$0.35	$0.75	$0.82

Dividends declared per share	$—	$0.12	$—	$0.24

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$9,238,889	$10,017,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184,124	152,154
Loss (gain) on sale of property and equipment	15,739	(21,800)
Provision for credit losses	9,386,050	6,614,895
Amortization of dealer discounts	(6,791,907)	(6,108,055)
Deferred income taxes	113,126	1,215,453
Share-based compensation	240,290	261,444
Change in fair value of interest rate swap agreements	(39,121)	(583,643)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	194,192	58,596
Accounts payable and accrued expenses	(1,734,262)	(596,685)
Income taxes receivable	172,758	(744,168)
Deferred revenues	386,739	506,462

Net cash provided by operating activities	11,366,617	10,771,698

Cash flows from investing activities
Purchase and origination of finance receivables	(80,881,045)	(78,220,371)
Principal payments received	68,448,279	67,045,251
Increase in assets held for resale	(539,399)	(808,697)
Purchase of property and equipment	(308,948)	(178,912)
Proceeds from sale of property and equipment	47,450	40,781

Net cash used in investing activities	(13,233,663)	(12,121,948)

Cash flows from financing activities
Net draws on line of credit	4,100,000	5,500,000
Change in drafts payable	(94,071)	22,590
Payment of cash dividends	—	(2,851,126)
Proceeds from exercise of stock options	142,241	217,673
Excess tax benefits from share-based compensation	65,723	137,079

Net cash provided by financing activities	4,213,893	3,026,216

Net increase in cash	2,346,847	1,675,966
Cash, beginning of period	2,635,036	2,797,716

Cash, end of period	$4,981,883	$4,473,682

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the six months ended September 30, 2014 and 2013 was 8.16% and 8.43%, respectively in relation to the total amount financed.

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

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Numerator for earnings per share – net income	$4,329,701	$4,316,552	$9,238,889	$10,017,045

Denominator:
Denominator for basic earnings per share – weighted average shares	12,190,800	12,092,246	12,184,581	12,078,703
Effect of dilutive securities: Stock options and other share awards	173,903	222,995	186,254	194,879

Denominator for diluted earnings per share	12,364,703	12,315,241	12,370,835	12,273,582

Earnings per share:
Basic	$0.36	$0.36	$0.76	$0.83

Diluted	$0.35	$0.35	$0.75	$0.82

For the three months ended September 30, 2014 and 2013, potential shares of common stock from stock options totaling 92,663 and 10,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the six months ended September 30, 2014 and 2013 potential shares of common stock from stock options totaling 58,989 and 78,559, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	September 30, 2014	March 31, 2014
Finance receivables, gross contract	$442,184,095	$424,344,193
Unearned interest	(132,735,074)	(124,306,969)

Finance receivables, net of unearned interest	309,449,021	300,037,224
Unearned dealer discounts	(17,589,609)	(17,214,269)

Finance receivables, net of unearned interest and unearned dealer discounts	291,859,412	282,822,955
Allowance for credit losses	(12,677,194)	(13,479,360)

Finance receivables, net	$279,182,218	$269,343,595

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 48 months. The Contracts and Direct Loans bear a weighted average effective interest rate of 23.10% and 23.24% as of September 30, 2014, respectively and 23.08% and 26.32% as of March 31, 2014, respectively.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$12,933,905	$14,811,173	$12,889,082	$16,090,652
Current period provision	5,067,689	3,873,216	9,141,087	6,367,646
Losses absorbed	(7,046,790)	(6,029,363)	(11,896,413)	(10,678,339)
Recoveries	987,890	823,996	1,808,938	1,699,063

Balance at end of period	$11,942,694	$13,479,022	$11,942,694	$13,479,022

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of September 30, 2014, the average model year of vehicles collateralizing the portfolio was a 2006 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 95%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$706,960	$591,881	$590,278	$467,917
Current period provision	86,546	99,888	244,963	247,249
Losses absorbed	(65,015)	(42,987)	(119,115)	(70,573)
Recoveries	6,009	10,833	18,374	15,022

Balance at end of period	$734,500	$659,615	$734,500	$659,615

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of September 30, 2014, loans made by the Company pursuant to its Direct Loan program constituted approximately 3% of the aggregate principal amount of the Company’s loan portfolio.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	September 30, 2014		September 30, 2013
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$419,111,304	$11,268,405	$392,402,488	$10,555,451
Non-performing accounts	8,085,319	101,071	4,696,422	58,850

Total	$427,196,623	$11,369,476	$397,098,910	$10,614,301
Chapter 13 bankrupt accounts	3,585,641	32,355	2,994,649	9,631

Finance receivables, gross contract	$430,782,264	$11,401,831	$400,093,559	$10,623,932

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankrupt accounts:

Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
September 30, 2014	$427,196,623	$19,923,081	$5,241,042	$2,844,277	$28,008,400
		4.66%	1.23%	0.67%	6.56%

September 30, 2013	$397,098,910	$15,504,636	$2,855,032	$1,841,390	$20,201,058
		3.91%	0.72%	0.46%	5.09%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
September 30, 2014	$11,369,476	$215,570	$77,219	$23,852	$316,641
		1.90%	0.68%	0.21%	2.79%

September 30, 2013	$10,614,301	$104,983	$37,604	$21,246	$163,833
		0.99%	0.35%	0.20%	1.54%

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $150,000,000. The pricing of the Line, which expires on November 30, 2014, is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at September 30, 2014 and March 31, 2014). Pledged as collateral for this Line are all of the assets of the Company. The outstanding amount of the Line was $132,000,000 and $127,900,000 as of September 30, 2014 and March 31, 2014, respectively. The amount available under the Line was approximately $18,000,000 and $22,100,000 as of September 30, 2014 and March 31, 2014, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of September 30, 2014, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

The following table summarizes the activity in the notional amounts of interest rate swap agreements:

	Six months ended September 30,
	2014	2013
Notional amounts at April 1	$50,000,000	$50,000,000
New contracts	—	—
Matured contracts	—	—

Notional amounts at September 30	$50,000,000	$50,000,000

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

The locations and amounts of (gains) losses in income are as follows:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Periodic change in fair value of interest rate swap agreements	$(251,408)	$249,616	$(39,121)	$(583,643)
Periodic settlement differentials included in interest expense	99,846	95,725	198,838	189,039

Total	$(151,562)	$345,341	$159,717	$(394,604)

Net realized gains and losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Variable rate received	0.15%	0.19%	0.15%	0.19%
Fixed rate paid	0.94%	0.94%	0.94%	0.94%

7. Income Taxes

The provision for income taxes decreased to approximately $2.7 million for the three months ended September 30, 2014 from approximately $2.9 million for the three months ended September 30, 2013. The Company’s effective tax rate decreased to 38.10% for the three months ended September 30, 2014 from 40.07% for the three months ended September 30, 2013. The provision for income taxes decreased to approximately $4.5 million for the six months ended September 30, 2014 from approximately $6.5 million for the six months ended September 30, 2013. The Company’s effective tax rate decreased to 32.69% for the six months ended September 30, 2014 from 39.17% for the six months ended September 30, 2013. The significant decrease in the effective tax rate for the six months ended September 30, 2014 is related to certain professional fees associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
September 30, 2014 – assets:	$—	$222,724	$—	$222,724
March 31, 2014 – assets:	$—	$183,603	$—	$183,603

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

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of September 30, 2014 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Finance receivables:
September 30, 2014	$—	$—	$279,182,000	$279,182,000
March 31, 2014	$—	$—	$269,344,000	$269,344,000
Line of credit:
September 30, 2014	$—	$132,000,000	$—	$132,000,000
March 31, 2014	$—	$127,900,000	$—	$127,900,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

9. Cash Dividend

Dividends were not declared or paid during the six months ended September 30, 2014. On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013. On August 13, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on September 27, 2013 to shareholders of record as of September 20, 2013.

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

11. Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company will be evaluating the effect that the ASU will have on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this ASU will have a significant impact on the consolidated financial statements.

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

As reported on October 21, 2014 the Company announced that its Board of Directors is considering various strategic financial initiatives to increase return on shareholder investment, including (but not limited to) undertaking a share repurchase program or self-tender offer, initiating a cash dividend program, expanding its existing credit facility and/or exploring potential expansion opportunities. No assurances can be given, however, as to whether the Board of Directors will determine to implement any such initiatives.

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this quarterly report below.

Regulatory Developments

As previously reported, Title X of the Dodd-Frank Act established the Bureau of Consumer Finance Protection, or CFPB, which became operational in 2011 and has regulatory, supervisory and enforcement powers over providers of consumer financial products, such as those offered by the Company. The CFPB recently issued a proposal to supervise nonbank companies that qualify as “larger participants of a market for automobile financing.” The proposal defines as “larger participants” nonbank entities that engage in automobile financing and have at least 10,000 aggregate originations. The Company believes that it would qualify as a larger participant for such purposes. An automobile finance company that qualifies as a larger participant will be subject to CFPB examination for federal law compliance once a final rule becomes effective. The CFPB can be expected, among other things, to scrutinize a larger participant’s practices under Dodd-Frank standards for unfair, deceptive, or abusive acts or practices, as well as to examine such larger participant’s compliance with federal consumer financial laws. The CFPB will have the authority to impose on the larger participants it examines fines and other penalties for violations of such federal laws and standards. The Company could incur material additional costs complying with applicable consumer finance laws and standards as well as any CFPB examination. In addition, if the CFPB were to determine that the Company has violated any such laws or standards, it could exercise its enforcement powers in ways that would have a material adverse effect on the Company, its business and financial condition.

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

Introduction

Consolidated net income remained flat at $4.3 million for the three-month period ended September 30, 2014 as compared to the corresponding period ended September 30, 2013. Diluted earnings per share remained flat at $0.35 as compared to the three months ended September 30, 2013. Consolidated net income decreased 8% to approximately $9.2 million for the six-month period ended September 30, 2014 as compared to $10.0 million for the corresponding period ended September 30, 2013. Diluted earnings per share decreased 9% to $0.75 for the six months ended September 30, 2014 as compared to $0.82 for the six months ended September 30, 2013.

The results for the three-month period ended September 30, 2014 were adversely affected by a reduction in the gross portfolio yield and an increase in the provision for losses compared to the corresponding period ended September 30, 2013. The results were favorably impacted by a change in the fair value of the interest rate swap agreements which resulted in a gain of $251 thousand for the three months ended September 30, 2014 compared to a loss of $250 thousand for the comparable three-month period.

The results for the six-month period ended September 30, 2014 as compared to the six months ended September 30, 2013 were adversely affected by a reduction in the gross portfolio yield, an increase in the provision for losses, and a change in the fair value of the interest rate swap agreements, which was a gain of $39 thousand and $583 thousand, respectively. Our results were favorably impacted by a reduction in income tax expense in the year related to professional fees associated with the previously announced potential sale of the Company. Such fees became deductible as a result of the termination of the Arrangement Agreement announced on July 1, 2014, resulting in a decrease in income tax expense of $804 thousand, a lower effective tax rate and after-tax impact of $0.07 per share.

The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the period ended September 30, 2014 or 2013, and operations ceased during the quarter ended June 30, 2014.

	Three months ended September 30,		Six months ended September 30,
Portfolio Summary	2014	2013	2014	2013

Average finance receivables, net of unearned interest (1)	$309,836,832	$290,071,860	$307,376,210	$287,854,928

Average indebtedness (2)	$132,350,000	$128,255,377	$131,093,750	$127,067,884

Interest and fee income on finance receivables	$21,723,073	$20,943,161	$43,055,586	$41,412,533
Interest expense	1,485,192	1,442,898	2,933,778	2,847,804

Net interest and fee income on finance receivables	$20,237,881	$19,500,263	$40,121,808	$38,564,729

Weighted average contractual rate (3)	23.10%	23.24%	23.10%	23.24%

Average cost of borrowed funds (2)	4.49%	4.50%	4.48%	4.48%

Gross portfolio yield (4)	28.04%	28.88%	28.01%	28.77%

Interest expense as a percentage of average finance receivables, net of unearned interest	1.92%	1.99%	1.91%	1.98%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	6.65%	5.48%	6.11%	4.60%

Net portfolio yield (4)	19.47%	21.41%	19.99%	22.19%

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes as a percentage of average finance receivables, net of unearned interest (5)	10.77%	11.07%	11.09%	11.10%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (6)	8.70%	10.34%	8.90%	11.09%

Write-off to liquidation (7)	9.01%	8.19%	7.77%	7.05%
Net charge-off percentage (8)	7.89%	7.10%	6.63%	6.13%

Note: All three- and six-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts and Direct Loans as of the period ending date.
(4)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(5)	The numerators include expenses associated with the potential sale of the Company and include taxes associated with the payments of cash dividends. Absent these expenses, the percentages would have been 10.72% and 10.81% for the three months ended September 30, 2014 and 2013, respectively, and 10.86% and 10.75% for the six months ended September 30, 2014 and 2013, respectively.
(6)	Pre-tax yield represents net portfolio yield minus administrative expenses as a percentage of average finance receivables, net of unearned interest.
(7)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.
(8)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2014 compared to three months September 30, 2013

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4% to approximately $21.7 million for the three-month period ended September 30, 2014 from $20.9 million for the corresponding period ended September 30, 2013. Average finance receivables, net of unearned interest equaled approximately $309.8 million for the three-month period ended September 30, 2014, an increase of 6.8% from $290.1 million for the corresponding period ended September 30, 2013. The primary reason average finance receivables, net of unearned interest increased was the increase of the receivable base of several existing branches in younger markets and one new branch (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 8% to approximately $442.2 million as of September 30, 2014, from $410.7 million as of September 30, 2013. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.04% for the three-month period ended September 30, 2014 compared to 28.88% for the three-month period ended September 30, 2013. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount, which is a result of increased competition. The average dealer discount associated with new volume for the three months ended September 30, 2014 and 2013 was 8.18% and 8.51%, respectively in relation to the total amount financed. The net portfolio yield decreased to 19.47% for the three-month period ended September 30, 2014 from 21.41% for the corresponding period ended September 30, 2013. The net portfolio yields decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses (see “Analysis of Credit Losses” below).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, Professional Fee Expenses and Dividend Taxes

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes increased to approximately $8.3 million for the three-month period ended September 30, 2014 from approximately $8.0 million for the corresponding period ended September 30, 2013. The increase was primarily related to the increase in salaries, employee benefits and administrative expenses which was primarily attributable to newer branch locations and an increase in costs associated with maintaining the finance receivable portfolio. The Company operated 66 and 65 branch locations as of September 30, 2014 and 2013, respectively. Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes as a percentage of finance receivables, net of unearned interest, decreased to 10.77% for the three-month period ended September 30, 2014 from 11.07% for the three-month period ended September 30, 2013. For the three months ended September 30, 2014, the numerator includes expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 10.72%. For the three months ended September 30, 2013, the numerator includes dividend taxes and expenses associated with the potential sale of the Company. Absent these costs, the percentage would have been 10.81%.

Interest Expense

Interest expense remained relatively flat at $1.49 million for the three-month period ended September 30, 2014 and $1.44 million for the three-month period ended September 30, 2013. This consistency was due to the limited changes in average borrowing on the Line, minimal changes in interest rates and no changes to interest rate swap agreements. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2014	2013
Variable interest under the line of credit facility	0.31%	0.39%
Settlements under interest rate swap agreements	0.30%	0.30%
Credit spread under the line of credit facility	3.88%	3.81%

Average cost of borrowed funds	4.49%	4.50%

The Company’s average cost of funds remained flat. The credit spread increased and the variable interest decreased due to a decrease in LIBOR rates in the three months ended September 30, 2014 as compared to September 30, 2013.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the three-month periods ended September 30, 2014 and 2013. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Six months ended September 30, 2014 compared to six months ended September 30, 2013

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4% to approximately $43.0 million for the six-month period ended September 30, 2014 from $41.4 million for the corresponding period ended September 30, 2013. Average finance receivables, net of unearned interest equaled approximately $307.4 million for the six-month period ended September 30, 2014, an increase of 7% from $287.9 million for the corresponding period ended September 30, 2013. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of one new branch location (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 8% to approximately $442.2 million as of September 30, 2014, from $410.7 million as of September 30, 2013. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.01% for the six-month period ended September 30, 2014 from 28.77% for the six-month period ended September 30, 2013. The net portfolio yield decreased to 19.99% for the period ended September 30, 2014 from 22.19% for the six-month period ended September 30, 2013. The gross portfolio yield decreased primarily due to a decrease in the average dealer discount. The average dealer discount associated with new volume for the six months ended September 30, 2014 and 2013 was 8.16% and 8.43%, respectively, in relation to the total amount financed. The decrease in the average dealer discount is due to an increase in competition. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses (see “Analysis of Credit Losses” below).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, Professional Fee Expenses and Dividend Taxes

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes increased to approximately $17.0 million for the six-month period ended September 30, 2014 from approximately $16.0 million for the corresponding period ended September 30, 2013. The increase of 6% was primarily attributable to an increase in costs associated with maintaining the finance receivable portfolio. The Company opened one branch and increased average headcount to 326 for the six-month period ended September 30, 2014 from 323 for the six-month period ended September 30, 2013. Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes as a percentage of finance receivables, net of unearned interest, decreased to 11.09% for the six-month period ended September 30, 2014 from 11.10% for the six-month period ended September 30, 2013. For the six months ended September 30, 2014, the numerator includes expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 10.86%. For the three months ended September 30, 2013, the numerator includes dividend taxes and expenses associated with the potential sale of the Company. Absent these costs, the percentage would have been 10.75%.

Interest Expense

Interest expense remained relatively flat at $2.9 million for the six-month period ended September 30, 2014 from $2.8 million for the six-month period ended September 30, 2013. The following table summarizes the Company’s average cost of borrowed funds for the six-month period ended September 30:

	Six months ended September 30,
	2014	2013
Variable interest under the line of credit facility	0.30%	0.37%
Settlements under interest rate swap agreements	0.30%	0.30%
Credit spread under the line of credit facility	3.88%	3.81%

Average cost of borrowed funds	4.48%	4.48%

The Company’s average cost of funds relatively remained flat. The credit spread increased and the variable interest decreased due to a decrease in LIBOR rates in the six months ended September 30, 2014 as compared to September 30, 2013.

The weighted average notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for the six months ended September 30, 2014 and 2013. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the fifteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three- and six-month periods ended September 30, 2014 and 2013, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
State	2014	2013	2014	2013
FL	$12,471,132	$12,216,078	$27,646,924	$24,325,129
GA	4,236,295	4,301,192	9,483,742	8,448,535
NC	3,908,179	4,293,110	7,898,202	8,741,592
SC	876,599	1,523,503	1,962,924	2,923,877
OH	5,598,970	5,938,477	11,698,092	12,004,342
MI	1,455,516	1,536,299	3,421,619	3,251,601
VA	1,256,726	1,231,601	2,665,082	2,691,842
IN	1,785,517	1,862,772	3,786,408	3,997,562
KY	2,265,505	2,223,445	4,491,257	4,540,915
MD	1,086,084	689,643	2,335,654	1,209,300
AL	1,425,989	1,566,823	2,936,735	3,350,091
TN	856,585	1,485,664	2,407,502	3,260,178
IL	1,394,897	1,112,008	2,476,212	1,668,343
MO	1,843,028	1,628,678	3,586,767	2,762,400
KS	415,720	349,222	849,224	665,522

Total	$40,876,742	$41,958,515	$87,646,344	$83,841,229

	Three months ended September 30,		Six months ended September 30,
Contracts	2014	2013	2014	2013
Purchases	$40,876,742	$41,958,515	$87,646,344	$83,841,229
Weighted APR	23.07%	23.05%	23.04%	22.93%
Average discount	8.18%	8.51%	8.16%	8.43%
Weighted average term (months)	55	52	55	52
Average loan	$10,953	$10,685	$10,989	$10,664
Number of Contracts	3,732	3,927	7,976	7,862

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
Direct Loans Originated	2014	2013	2014	2013
Originations	$2,365,507	$2,655,698	$5,031,054	$5,294,857
Weighted APR	26.82%	27.25%	26.75%	26.53%
Weighted average term (months)	29	29	30	29
Average loan	$3,494	$3,324	$3,538	$3,405
Number of loans	677	799	1,422	1,555

Analysis of Credit Losses

As of September 30, 2014, the Company had 1,427 active static pools. The average pool upon inception consisted of 59 Contracts with aggregate finance receivables, net of unearned interest, of approximately $630,000.

The Company anticipates losses absorbed as a percentage of liquidation (see note 7 in the Portfolio Summary table on page 14 for the definition of write-off to liquidation) will be in the 8%-10% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of continued fierce competition. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, repossessed car resale rates, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations; however, the weighted average term increased to 55 months from 52 months of Contracts purchased during the three and six months ended September 30, 2014.

The provision for credit losses increased to approximately $5.2 million from approximately $4.0 million for the three months ended September 30, 2014 and 2013, respectively. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools which has resulted in an increase in expected future cash flows. However, due to increased competition in more recent periods, the percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines has increased. During the current periods, static pools originated during fiscal 2014 and 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. Consequently, if this trend continues, the Company would expect the provision for credit losses to remain higher for future static pools. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb incurred losses in the existing portfolio was greater than the provision in fiscal 2014. The Company’s losses as a percentage of liquidation increased to 9.01% from 8.19% for the three months ended September 30, 2014 and 2013, respectively. The Company has also experienced increased losses in part due to a small decrease in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended September 30, 2014 and 2013, auction proceeds from the sale of repossessed vehicles averaged approximately 45% and 47%, respectively, of the related principal balance.

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

The delinquency percentage for Contracts more than thirty days past due as of September 30, 2014 was 6.56% as compared to 5.09% as of September 30, 2013. This increase is primarily as a result of increased competition in all markets that the Company presently operates in. Increased competition typically reduces discounts on Contracts purchased and also results in a greater percentage of Contracts, while still within guidelines, that result in lower credit quality. The delinquency percentage for Direct Loans more than thirty days past due as of September 30, 2014 was 2.79% as compared to 1.54% as of September 30, 2013. See Note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases in the delinquency percentage for Contracts and the losses as a percentage of liquidation were contemplated in determining the appropriate reserve levels, particularly for less seasoned pools.

Recoveries as a percentage of charge-offs decreased to approximately 12.39% for the three months ended September 30, 2014 from approximately 15.21% for the three months ended September 30, 2013. Recoveries as a percentage of charge-offs decreased to approximately 15.21% for the six months ended September 30, 2014 from approximately 17.90% for the six months ended September 30, 2013. Historically, recoveries as a percentage of charge-offs fluctuate from period to period, and the Company does not attribute this increase to any particular change in operational strategy or economic event. From time to time the Company will aggregate charge-off accounts, it deems uncollectable, and sell them to third party recovery specialists.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended September 30, 2014 and September 30, 2013 the Company granted deferrals to approximately 5.89% and 6.49%, respectively, of total Contracts and Direct Loans. For the six months ended September 30, 2014 and September 30, 2013 the Company granted deferrals to approximately 11.06% and 11.70%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

The provision for income taxes decreased to approximately $2.7 million for the three months ended September 30, 2014 from approximately $2.9 million for the three months ended September 30, 2013. The Company’s effective tax rate decreased to 38.10% for the three months ended September 30, 2014 from 40.07% for the three months ended September 30, 2013. The provision for income taxes decreased to approximately $4.5 million for the six months ended September 30, 2014 from approximately $6.5 million for the six months ended September 30, 2013. The Company’s effective tax rate decreased to 32.69% for the six months ended September 30, 2014 from 39.17% for the six months ended September 30, 2013. The significant decrease in the effective tax rate for the six months ended September 30, 2014 is related to certain professional fees associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$11,366,617	$10,771,698
Investing activities (primarily purchase of Contracts)	(13,233,663)	(12,121,948)
Financing activities	4,213,893	3,026,216

Net increase in cash	$2,346,847	$1,675,966

The Company’s primary use of working capital during the three months ended September 30, 2014, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of November 30, 2014. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of September 30, 2014, the amount outstanding under the Line was approximately $132.0 million, and the amount available under the Line was approximately $18.0 million. The Company is currently negotiating an amendment to its current Line and to extend the maturity date. The Company does not anticipate any issues and expects to execute this amendment during the three months ended December 31, 2014.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $4.1 million during the six months ended September 30, 2014. The increase of the Line is principally related to the fact that cash needed to fund new contracts exceeded cash received from operations. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants.

On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013. On August 13, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on September 27, 2013 to shareholders of record as of September 20, 2013. No dividends were declared for the period ending September 30, 2014.

Contractual Obligations

The following table summarizes the Company’s material obligations as of September 30, 2014.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating leases	$3,688,066	$1,726,795	$1,562,934	$398,337	$—
Line of credit	132,000,000	132,000,000	—	—	—
Interest on Line[1]	985,600	985,600	—	—	—

Total	$136,673,666	$134,712,395	$1,562,934	$398,337	$—

The Company’s Line matures on November 30, 2014. Interest on outstanding borrowings under the Line as of September 30, 2014, is based on an effective interest rate of 4.48% which includes the estimated effect of the interest rate swap agreements settlements through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. At September 30, 2014, $82,000,000, or approximately 62.1% of our total debt was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points (1.15% as of September 30, 2014) as of September 30, 2014 applicable to this floating rate debt would have an annual after-tax impact of approximately $76,000.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: November 10, 2014	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Chairman of the Board, President, Chief Executive Officer and Director

Date: November 10, 2014	/s/ Katie L. MacGillivary
Katie L. MacGillivary
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.8	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.