Form 10-Q
period 2014-12-31
NICHOLAS FINANCIAL INC
filed 2015-02-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2014

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

As of February 2, 2015, the registrant had 12,310,735 shares of common stock outstanding.

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2014	2014
	(Unaudited)
Assets
Cash	$2,635,791	$2,635,036
Finance receivables, net	282,845,253	269,343,595
Assets held for resale	2,041,974	1,696,330
Income taxes receivable	646,342	1,093,682
Prepaid expenses and other assets	877,764	891,044
Property and equipment, net	906,348	869,693
Interest rate swap agreements	100,811	183,603
Deferred income taxes	6,445,921	6,716,596

Total assets	$296,500,204	$283,429,579

Liabilities and shareholders’ equity
Line of credit	$130,000,000	$127,900,000
Drafts payable	1,668,605	2,338,561
Interest rate swap agreements	23,086	—
Accounts payable and accrued expenses	6,352,633	8,924,919
Deferred revenues	2,903,406	2,328,544

Total liabilities	140,947,730	141,492,024

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,292,329 and 12,220,874 shares issued and outstanding, respectively	31,758,255	31,151,781
Retained earnings	123,794,219	110,785,774

Total shareholders’ equity	155,552,474	141,937,555

Total liabilities and shareholders’ equity	$296,500,204	$283,429,579

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Interest and fee income on finance receivables	$21,800,765	$20,761,230	$64,856,351	$62,185,889

Expenses:
Marketing	333,813	350,408	1,196,069	1,109,997
Salaries and employee benefits	5,100,035	4,859,897	15,441,864	14,542,906
Professional Fees	314,124	1,060,863	1,124,912	2,012,249
Administrative	2,422,678	2,225,656	7,272,577	6,614,055
Provision for credit losses	5,796,648	4,183,035	15,182,698	10,797,930
Dividend tax	—	—	—	142,557
Depreciation	92,070	78,755	276,194	230,909
Interest expense	1,457,919	1,441,175	4,391,697	4,288,979
Change in fair value of interest rate swap agreements	144,999	(98,346)	105,878	(681,989)

	15,662,286	14,101,443	44,991,889	39,057,593

Operating income before income taxes	6,138,479	6,659,787	19,864,462	23,128,296
Income tax expense	2,368,923	2,833,019	6,856,017	9,284,483

Net income	$3,769,556	$3,826,768	$13,008,445	$13,843,813

Earnings per share:

Basic	$0.31	$0.32	$1.07	$1.15

Diluted	$0.30	$0.31	$1.05	$1.13

Dividends declared per share	$—	$–	$—	$0.24

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$13,008,445	$13,843,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	276,194	230,909
Loss (gain) on sale of property and equipment	6,691	(21,800)
Provision for credit losses	15,182,698	10,797,930
Amortization of dealer discounts	(10,204,562)	(9,911,725)
Deferred income taxes	270,675	1,378,601
Share-based compensation	382,883	405,264
Change in fair value of interest rate swap agreements	105,878	(681,989)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13,280	24,912
Accounts payable and accrued expenses	(2,572,286)	(728,528)
Income taxes receivable	447,340	(173,824)
Deferred revenues	574,862	654,952

Net cash provided by operating activities	17,492,098	15,818,515

Cash flows from investing activities
Purchase and origination of finance receivables	(119,758,892)	(111,941,584)
Principal payments received	101,279,098	99,626,856
Increase in assets held for resale	(345,644)	(554,507)
Purchase of property and equipment	(377,859)	(273,507)
Proceeds from sale of property and equipment	58,319	40,781

Net cash used in investing activities	(19,144,978)	(13,101,961)

Cash flows from financing activities
Net draws on line of credit	2,100,000	1,500,000
Change in drafts payable	(669,956)	(525,556)
Payment of cash dividends	—	(2,851,126)
Proceeds from exercise of stock options	154,575	275,772
Excess tax benefits from share-based compensation	69,016	176,106

Net cash provided (used) by financing activities	1,653,635	(1,424,804)

Net increase in cash	755	1,291,750
Cash, beginning of period	2,635,036	2,797,716

Cash, end of period	$2,635,791	$4,089,466

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the nine months ended December 31, 2014 and 2013 was 8.13% and 8.47%, respectively in relation to the total amount financed.

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

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Numerator for earnings per share – net income	$3,769,556	$3,826,768	$13,008,445	$13,843,813

Denominator:
Denominator for basic earnings per share – weighted average shares	12,197,125	12,108,988	12,188,778	12,088,835
Effect of dilutive securities: Stock options and other share awards	178,214	225,191	183,220	197,136

Denominator for diluted earnings per share	12,375,339	12,334,179	12,371,998	12,285,971

Earnings per share:
Basic	$0.31	$0.32	$1.07	$1.15

Diluted	$0.30	$0.31	$1.05	$1.13

For the three months ended December 31, 2014 and 2013, potential shares of common stock from stock options totaling 130,870 and 10,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the nine months ended December 31, 2014 and 2013 potential shares of common stock from stock options totaling 83,036 and 10,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	December 31,	March 31,
	2014	2014
Finance receivables, gross contract	$447,456,954	$424,344,193
Unearned interest	(134,947,560)	(124,306,969)

Finance receivables, net of unearned interest	312,509,394	300,037,224
Unearned dealer discounts	(17,535,048)	(17,214,269)

Finance receivables, net of unearned interest and unearned dealer discounts	294,974,346	282,822,955
Allowance for credit losses	(12,129,093)	(13,479,360)

Finance receivables, net	$282,845,253	$269,343,595

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 48 months. The Contracts and Direct Loans bear a weighted average effective interest rate of 22.93% and 26.33% as of December 31, 2014, respectively and 23.08% and 26.32% as of March 31, 2014, respectively.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Balance at beginning of period	$11,942,694	$13,479,022	$12,889,082	$16,090,652
Current period provision	5,658,695	4,157,616	14,799,782	10,525,262
Losses absorbed	(6,948,034)	(5,540,334)	(18,844,447)	(16,218,673)
Recoveries	682,830	884,373	2,491,768	2,583,436

Balance at end of period	$11,336,185	$12,980,677	$11,336,185	$12,980,677

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of December 31, 2014, the average model year of vehicles collateralizing the portfolio was a 2006 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 96%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Balance at beginning of period	$734,500	$659,615	$590,278	$467,917
Current period provision	137,953	25,419	382,916	272,668
Losses absorbed	(82,948)	(56,424)	(202,063)	(126,997)
Recoveries	3,403	9,172	21,777	24,194

Balance at end of period	$792,908	$637,782	$792,908	$637,782

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $8,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of December 31, 2014, loans made by the Company pursuant to its Direct Loan program constituted approximately 3% of the aggregate principal amount of the Company’s loan portfolio.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	December 31, 2014		December 31, 2013
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$422,592,527	$11,575,091	$388,770,979	$11,231,143
Non-performing accounts	9,284,558	105,818	7,011,853	69,933

Total	$431,877,085	$11,680,909	$395,782,832	$11,301,076
Chapter 13 bankrupt accounts	3,872,186	26,774	4,002,282	18,811

Finance receivables, gross contract	$435,749,271	$11,707,683	$399,785,114	$11,319,887

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankrupt accounts:

Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2014	$431,877,085	$21,749,891	$6,103,607	$3,180,951	$31,034,449
		5.04%	1.41%	0.74%	7.19%
December 31, 2013	$395,782,832	$18,523,310	$4,829,999	$2,106,854	$25,460,163
		4.68%	1.22%	0.53%	6.43%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2014	$11,680,909	$164,347	$59,043	$46,776	$270,166
		1.41%	0.51%	0.40%	2.31%
December 31, 2013	$11,301,076	$176,446	$40,887	$29,046	$246,379
		1.56%	0.36%	0.26%	2.18%

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $150,000,000. The pricing of the Line, which expires on January 31, 2015, is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at December 31, 2014 and March 31, 2014). Pledged as collateral for this Line are all of the assets of the Company. The outstanding amount of the Line was $130,000,000 and $127,900,000 as of December 31, 2014 and March 31, 2014, respectively. The amount available under the Line was approximately $20,000,000 and $22,100,000 as of December 31, 2014 and March 31, 2014, respectively. The line was subsequently amended, see Note 12 – “Subsequent Events”.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of December 31, 2014, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

As of the nine months ended December 31, 2014 and 2013 no new contracts were initiated and no contracts matured.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The locations and amounts of (gains) losses in income are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Periodic change in fair value of interest rate swap agreements	$144,999	$(98,346)	$105,878	$(681,989)
Periodic settlement differentials included in interest expense	98,517	95,641	297,355	284,680

Total	$243,516	$(2,705)	$403,233	$(397,309)

Net realized gains and losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Variable rate received	0.16%	0.17%	0.15%	0.18%
Fixed rate paid	0.94%	0.94%	0.94%	0.94%

7. Income Taxes

The provision for income taxes decreased to approximately $2.4 million for the three months ended December 31, 2014 from approximately $2.8 million for the three months ended December 31, 2013. The Company’s effective tax rate decreased to 38.59% for the three months ended December 31, 2014 from 42.54% for the three months ended December 31, 2013. The provision for income taxes decreased to approximately $6.9 million for the nine months ended December 31, 2014 from approximately $9.3 million for the nine months ended December 31, 2013. The Company’s effective tax rate decreased to 34.51% for the nine months ended December 31, 2014 from 40.14% for the nine months ended December 31, 2013. The significant decrease in the effective tax rate for the nine months ended December 31, 2014 is related to certain professional fees totaling approximately $1.2 million associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
December 31, 2014 – asset:	$—	$100,811	$—	$100,811
December 31, 2014 – liability:	$—	$(23,086)	$—	$(23,086)
March 31, 2014 – asset:	$—	$183,603	$—	$183,603

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

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of December 31, 2014 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Finance receivables:
December 31, 2014	$—	$—	$282,845,000	$282,845,000
March 31, 2014	$—	$—	$269,344,000	$269,344,000

Line of credit:
December 31, 2014	$—	$130,000,000	$—	$130,000,000
March 31, 2014	$—	$127,900,000	$—	$127,900,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not currently have any assets or liabilities measured at fair value on a nonrecurring basis.

9. Cash Dividend

Dividends were not declared or paid during the nine months ended December 31, 2014. On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013. On August 13, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on September 27, 2013 to shareholders of record as of September 20, 2013.

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

12. Subsequent Events

On January 30, 2015, the Company entered into Amendment No. 4 (the “Amendment”) to its Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, as previously amended (the “Line”). The Amendment, among other things, extends the maturity date of the Line from January 31, 2015 to January 31, 2018.

Prior to the Amendment, the credit facility provided for a $150.0 million revolving line of credit. The Amendment provides for an increase in the credit line of $75 million, bringing the total credit line to $225 million, in the event of the successful completion of a presently contemplated issuer tender offer. As previously announced, Nicholas intends to purchase up to $70.0 million (but not less than $50.0 million) in aggregate value of the Company’s outstanding Common shares via a modified “Dutch auction” tender offer. If such a tender offer is not successfully completed, the credit line will remain at $150.0 million. Borrowings under the Line may be under various LIBOR pricing options, plus 300 basis points, with a 1% floor on LIBOR.

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

Introduction

Consolidated net income remained flat at $3.8 million for the three-month period ended December 31, 2014 as compared to $3.8 million for the corresponding period ended December 31, 2013. Diluted earnings per share decreased to $0.30 as compared to $0.31 for the three months ended December 31, 2013. Consolidated net income decreased 6% to approximately $13.0 million for the nine-month period ended December 31, 2014 as compared to $13.8 million for the corresponding period ended December 31, 2013. Diluted earnings per share decreased 7% to $1.05 for the nine months ended December 31, 2014 as compared to $1.13 for the nine months ended December 31, 2013.

Our results for the three months ended December 31, 2014 were adversely affected by a reduction in the gross portfolio yield, an increase in the provision for losses and a change in fair value of the interest rate swap agreements. The interest rate swap agreements resulted in a loss of $145,000 for the three-month period ended December 31, 2014 compared to a gain of $99,000 for the comparable three-month period ended December 31, 2013. Our results for three-month period ended December 31, 2013 were unfavorably impacted by professional fees associated with the previously announced potential sale of the Company; such fees included in the three months ended December 31, 2013 were $821,000. In addition, prior to the termination of the Arrangement Agreement relating to such potential sale of the Company, which termination was announced on July 1, 2014, these professional fees were not deductible for tax purposes. As a result, our effective income tax rate was higher than our normal effective rate for the three months ended December 31, 2013.

The results for the nine-month period ended December 31, 2014 were adversely affected by a reduction in the gross portfolio yield, an increase in the provision for losses, and a change in the fair value of the interest rate swap agreements. For the nine-month periods December 31, 2014 and 2013, the interest rate swap agreements resulted in a loss of $106,000 and a gain of $682,000, respectively. Our results were favorably impacted by a reduction in professional fees associated with the previously announced potential sale of the Company; such fees included in the nine months ended December 31, 2014 and 2013 were $362,000 and $1,181,000, respectively. Prior to the termination of the Arrangement Agreement relating to the potential sale of the Company, which termination was announced on July 1, 2014, the fees were not deductible for tax purposes. Accordingly, results for the nine-month period ended December 31, 2014 were favorably impacted due to the tax benefit recognized upon abandonment of this strategic alternative. As a result, our effective income tax rate was higher and lower than our normal effective rate for the nine months ended December 31, 2013 and 2014, respectively.

The Company’s software subsidiary, Nicholas Data Services, did not contribute significantly to consolidated operations in the period ended December 31, 2014 or 2013, and operations ceased during the quarter ended June 30, 2014.

	Three months ended December 31,		Nine months ended December 31,
Portfolio Summary	2014	2013	2014	2013
Average finance receivables, net of unearned interest (1)	$310,882,006	$291,620,270	$308,351,789	$289,110,042

Average indebtedness (2)	$130,112,500	$128,500,000	$130,580,000	$127,545,256

Interest and fee income on finance receivables	$21,800,764	$20,756,034	$64,851,435	$62,168,566
Interest expense	1,457,919	1,441,175	4,391,697	4,288,979

Net interest and fee income on finance receivables	$20,342,845	$19,314,859	$60,459,738	$57,879,587

Weighted average contractual rate (3)	23.02%	23.21%	23.02%	23.21%

Average cost of borrowed funds (2)	4.48%	4.49%	4.48%	4.48%

Gross portfolio yield (4)	28.05%	28.47%	28.04%	28.67%

Interest expense as a percentage of average finance receivables, net of unearned interest	1.88%	1.98%	1.90%	1.98%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	7.46%	5.74%	6.57%	4.98%

Net portfolio yield (4)	18.71%	20.75%	19.57%	21.71%

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes as a percentage of average finance receivables, net of unearned interest (5)	10.63%	11.68%	10.94%	11.29%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (6)	8.08%	9.07%	8.63%	10.42%

Write-off to liquidation (7)	9.60%	7.62%	8.38%	7.24%
Net charge-off percentage (8)	8.16%	6.34%	7.15%	6.20%

Note: All three- and nine-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts and Direct Loans as of the period ending date.
(4)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(5)	The numerators include expenses associated with the potential sale of the Company and include taxes associated with the payments of cash dividends. Absent these expenses, the percentages would have been 10.55% for the three months ended December 31, 2013, and 10.79% and 10.68% for the nine months ended December 31, 2014 and 2013, respectively.

(6)	Pre-tax yield represents net portfolio yield minus administrative expenses as a percentage of average finance receivables, net of unearned interest.
(7)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.
(8)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2014 compared to three months December 31, 2013

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4.8% to approximately $21.8 million for the three-month period ended December 31, 2014 from $20.8 million for the corresponding period ended December 31, 2013. Average finance receivables, net of unearned interest equaled approximately $310.9 million for the three-month period ended December 31, 2014, an increase of 6.6% from $291.6 million for the corresponding period ended December 31, 2013. The primary reason average finance receivables, net of unearned interest increased was the increase of the receivable base of several existing branches in younger markets and one new branch (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 8.9% to approximately $447.5 million as of December 31, 2014, from $411.1 million as of December 31, 2013. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.05% for the three-month period ended December 31, 2014 compared to 28.47% for the three-month period ended December 31, 2013. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount, which is a result of increased competition. The average dealer discount associated with new volume for the three months ended December 31, 2014 and 2013 was 8.04% and 8.58%, respectively in relation to the total amount financed. The net portfolio yield decreased to 18.71% for the three-month period ended December 31, 2014 from 20.75% for the corresponding period ended December 31, 2013. The net portfolio yields decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses (see “Analysis of Credit Losses” below).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses decreased to approximately $8.3 million for the three-month period ended December 31, 2014 from approximately $8.6 million for the corresponding period ended December 31, 2013. The decrease was primarily related to the decrease in professional fees due to strategic alternatives in 2013. The Company operated 66 and 65 branch locations as of December 31, 2014 and 2013, respectively. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.63% for the three-month period ended December 31, 2014 from 11.68% for the three-month period ended December 31, 2013. For the three months ended December 31, 2013, the numerator includes expenses associated with the potential sale of the Company. Absent these costs, the percentage would have been 10.55%.

Interest Expense

Interest expense increased to approximately $1.46 million for the three-month period ended December 31, 2014 from $1.44 million for the three-month period ended December 31, 2013. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2014	2013
Variable interest under the line of credit facility	0.33%	0.36%
Settlements under interest rate swap agreements	0.30%	0.30%
Credit spread under the line of credit facility	3.85%	3.83%

Average cost of borrowed funds	4.48%	4.49%

The Company’s average cost of funds remained relatively flat. The credit spread increased and the variable interest decreased due to a decrease in LIBOR rates in the three months ended December 31, 2014 as compared to December 31, 2013.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the three-month periods ended December 31, 2014 and 2013. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Nine months ended December 31, 2014 compared to nine months ended December 31, 2013

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4% to approximately $64.9 million for the nine-month period ended December 31, 2014 from $62.2 million for the corresponding period ended December 31, 2013. Average finance receivables, net of unearned interest equaled approximately $308.4 million for the nine-month period ended December 31, 2014, an increase of 7% from $289.1 million for the corresponding period ended December 31, 2013. The primary reason average finance receivables, net of unearned interest, increased was the increase in the receivable base of several existing branches in younger markets and also the opening of one new branch location (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 9% to approximately $447.5 million as of December 31, 2014, from $411.1 million as of December 31, 2013. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.04% for the nine-month period ended December 31, 2014 from 28.67% for the nine-month period ended December 31, 2013. The net portfolio yield decreased to 19.57% for the period ended December 31, 2014 from 21.71% for the nine-month period ended December 31, 2013. The gross portfolio yield decreased primarily due to a decrease in the average dealer discount and a reduction in the weighted APR. The average dealer discount associated with new volume for the nine months ended December 31, 2014 and 2013 was 8.13% and 8.47%, respectively, in relation to the total amount financed. The decrease in the average dealer discount is due to an increase in competition. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses (see “Analysis of Credit Losses” below).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, Professional Fee Expenses and Dividend Taxes

Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes increased to approximately $25.3 million for the nine-month period ended December 31, 2014 from approximately $24.7 million for the corresponding period ended December 31, 2013. The increase of 3% was primarily attributable to an increase in costs associated with maintaining the finance receivable portfolio. The Company opened one new branch location and increased average headcount to 330 for the nine-month period ended December 31, 2014 from 325 for the nine-month period ended December 31, 2013. Marketing, salaries, employee benefits, depreciation, administrative, professional fee expenses and dividend taxes as a percentage of finance receivables, net of unearned interest, decreased to 10.94% for the nine-month period ended December 31, 2014 from 11.29% for the nine-month period ended December 31, 2013. For the nine months ended December 31, 2014, the numerator includes expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 10.79%. For the nine months ended December 31, 2013, the numerator includes dividend taxes and expenses associated with the potential sale of the Company. Absent these costs, the percentage would have been 10.68%.

Interest Expense

Interest expense remained relatively flat at $4.4 million for the nine-month period ended December 31, 2014 from $4.3 million for the nine-month period ended December 31, 2013. The following table summarizes the Company’s average cost of borrowed funds for the nine-month period ended December 30:

	Nine months ended December 31,
	2014	2013
Variable interest under the line of credit facility	0.31%	0.36%
Settlements under interest rate swap agreements	0.30%	0.30%
Credit spread under the line of credit facility	3.87%	3.82%

Average cost of borrowed funds	4.48%	4.48%

The Company’s average cost of funds remained flat. The credit spread increased and the variable interest decreased due to a decrease in LIBOR rates in the nine months ended December 31, 2014 as compared to December 31, 2013.

The weighted average notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for the nine months ended December 31, 2014 and 2013. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the sixteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three- and nine-month periods ended December 31, 2014 and 2013, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
State	2014	2013	2014	2013
FL	$12,479,607	$11,735,597	$40,126,531	$36,060,726
GA	4,406,896	3,658,423	13,890,638	12,106,958
NC	3,415,112	2,407,374	11,313,314	11,148,966
SC	738,420	937,853	2,701,344	3,861,730
OH	5,788,850	5,300,116	17,486,943	17,304,458
MI	2,043,383	1,482,660	5,465,002	4,734,261
VA	848,809	1,474,651	3,513,891	4,166,493
IN	1,649,495	1,374,439	5,435,903	5,372,001
KY	2,421,467	1,914,143	6,912,724	6,455,058
MD	797,697	847,833	3,133,351	2,057,133
AL	1,710,827	1,087,795	4,647,562	4,437,886
TN	1,289,402	1,098,554	3,696,904	4,358,732
IL	1,925,892	1,181,598	4,402,104	2,849,941
MO	1,688,515	1,414,162	5,275,282	4,176,562
KS	563,344	326,063	1,412,568	991,585
TX	64,833	—	64,833	—

Total	$41,832,549	$36,241,261	$129,478,894	$120,082,490

	Three months ended December 31,		Nine months ended December 31,
Contracts	2014	2013	2014	2013
Purchases	$41,832,549	$36,241,261	$129,478,894	$120,082,490
Weighted APR	22.77%	23.05%	22.95%	22.96%
Average discount	8.04%	8.58%	8.13%	8.47%
Weighted average term (months)	55	52	55	52
Average loan	$11,041	$10,578	$11,005	$10,638
Number of Contracts	3,789	3,426	11,765	11,288

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
Direct Loans Originated	2014	2013	2014	2013
Originations	$2,665,407	$2,683,337	$7,696,461	$7,978,194
Weighted APR	26.25%	27.14%	26.57%	26.74%
Weighted average term (months)	28	28	29	29
Average loan	$3,357	$3,363	$3,473	$3,391
Number of loans	794	798	2,216	2,353

Analysis of Credit Losses

As of December 31, 2014, the Company had 1,436 active static pools. The average pool upon inception consisted of 60 Contracts with aggregate finance receivables, net of unearned interest, of approximately $647,000.

The Company anticipates losses absorbed as a percentage of liquidation (see note 7 in the Portfolio Summary table on page 14 for the definition of write-off to liquidation) will be in the 8%-10% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of continued fierce competition. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, repossessed car resale rates, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations; however, the weighted average term increased to 55 months from 52 months of Contracts purchased during the three and nine months ended December 31, 2014 as compared to the three and nine months ended December 31, 2013.

The provision for credit losses increased to approximately $5.8 million from approximately $4.2 million for the three months ended December 31, 2014 and 2013, respectively. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools which has resulted in an increase in expected future cash flows. However, due to increased competition in more recent periods, the percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines has increased. Static pools originated during fiscal 2014 and 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. Consequently, if this trend continues, the Company would expect the provision for credit losses to remain higher for future static pools. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb incurred losses in the existing portfolio was greater than the provision in fiscal 2014. The Company’s losses as a percentage of liquidation increased to 9.60% from 7.62% for the three months ended December 31, 2014 and 2013, respectively. The Company has also experienced increased losses in part due to a small decrease in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended December 31, 2014 and 2013, auction proceeds from the sale of repossessed vehicles averaged approximately 44% and 47%, respectively, of the related principal balance.

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

The delinquency percentage for Contracts more than thirty days past due as of December 31, 2014 was 7.19% as compared to 6.43% as of December 31, 2013. This increase is primarily as a result of increased competition in all markets that the Company presently operates in. Increased competition typically reduces discounts on Contracts purchased and also results in a greater percentage of Contracts, while still within guidelines, that result in lower credit quality. The delinquency percentage for Direct Loans more than thirty days past due as of December 31, 2014 was 2.31% as compared to 2.18% as of December 31, 2013. See Note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases in the delinquency percentage for Contracts and the losses as a percentage of liquidation were contemplated in determining the appropriate reserve levels, particularly for less seasoned pools.

Recoveries as a percentage of charge-offs decreased to approximately 9.77% for the three months ended December 31, 2014 from approximately 17.70% for the three months ended December 31, 2013. Recoveries as a percentage of charge-offs decreased to approximately 13.20% for the nine months ended December 31, 2014 from approximately 17.83% for the nine months ended December 31, 2013. Historically, recoveries as a percentage of charge-offs fluctuate from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event. From time to time the Company will aggregate charge-off accounts, it deems uncollectable, and sell them to third party recovery specialists.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended December 31, 2014 and December 31, 2013 the Company granted deferrals to approximately 6.98% and 6.99%, respectively, of total Contracts and Direct Loans. For the nine months ended December 31, 2014 and December 31, 2013 the Company granted deferrals to approximately 18.02% and 18.70%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

The provision for income taxes decreased to approximately $2.4 million for the three months ended December 31, 2014 from approximately $2.8 million for the three months ended December 31, 2013. The Company’s effective tax rate decreased to 38.60% for the three months ended December 31, 2014 from 42.54% for the three months ended December 31, 2013. The provision for income taxes decreased to approximately $6.9 million for the nine months ended December 31, 2014 from approximately $9.3 million for the nine months ended December 31, 2013. The Company’s effective tax rate decreased to 34.52% for the nine months ended December 31, 2014 from 40.14% for the nine months ended December 31, 2013. The significant decrease in the effective tax rate for the three and nine months ended December 31, 2014 is related to certain professional fees associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31,
	2014	2013
Cash provided by (used in):
Operating activities	$17,492,098	$15,818,515
Investing activities (primarily purchase of Contracts)	(19,144,978)	(13,101,961)
Financing activities	1,653,635	(1,424,804)

Net increase in cash	$755	$1,291,750

The Company’s primary use of working capital during the three months ended December 31, 2014, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of January 31, 2015. The Company may borrow up to $150.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of December 31, 2014, the amount outstanding under the Line was approximately $130.0 million, and the amount available under the Line was approximately $20.0 million.

The Company also announced that, on January 30, 2015, the Company executed an Amendment to its existing credit facility. Please see Note 12—”Subsequent Events” for more information.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $2.1 million during the nine months ended December 31, 2014. The increase of the Line is principally related to the fact that cash needed to fund new contracts exceeded cash received from operations. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants.

On May 7, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on June 28, 2013 to shareholders of record as of June 21, 2013. On August 13, 2013 the Board of Directors announced a quarterly cash dividend equal to $0.12 per common share, to be paid on September 27, 2013 to shareholders of record as of September 20, 2013. No dividends were declared during the nine-month period ending December 31, 2014.

Contractual Obligations

The following table summarizes the Company’s material obligations as of December 31, 2014.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,692,423	$1,733,402	$1,579,949	$379,072	$—
Line of credit	130,000,000	130,000,000	—	—	—
Interest on Line[1]	485,333	485,333	—	—	—

Total	$134,177,756	$132,218,735	$1,579,949	$379,072	$—

The Company’s Line matured on January 31, 2014 and was subsequently amended, see Note 12 – “Subsequent Events”. Interest on outstanding borrowings under the Line as of December 31, 2014, is based on an effective interest rate of 4.48% which includes the estimated effect of the interest rate swap agreements settlements through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of sixty-six branch locations in fifteen states, including twenty-one in Florida; eight in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana, Missouri, Michigan, and Alabama; two in Virginia, Tennessee, Illinois, and South Carolina; and one each in Maryland, and Kansas. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, nineteen of our branches meet this capacity. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, may open an additional branch location during fiscal 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. At December 31, 2014, $80,000,000, or approximately 62.1% of our total debt, was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points (1.17% as of December 31, 2014) as of December 31, 2014 applicable to this floating rate debt would have an annual after-tax impact of approximately $84,000.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: February 9, 2015	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Chairman of the Board, President,
Chief Executive Officer and Director

Date: February 9, 2015	/s/ Katie L. MacGillivary
Katie L. MacGillivary
Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.8	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

10.16	Amendment No. 4 to Second Amended and Restated Loan and Security Agreement, dated January 30, 2015

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.