Form 10-K
period 2015-03-31
NICHOLAS FINANCIAL INC
filed 2015-06-15
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 30, 2014, the aggregate market value of the Registrant’s Common Shares held by non-affiliates of the Registrant was approximately $106,322,627.

As of June 4, 2015, 12,422,085 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and, pursuant to applicable law, not entitled to vote).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders currently scheduled to be held on August 13, 2015, expected to be filed with the Commission pursuant to Regulation 14A on or about July 6, 2015, are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

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

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are currently conducted exclusively through its wholly-owned indirect subsidiary, Nicholas Financial, Inc., a Florida corporation (“Nicholas Financial”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products. Nicholas Financial’s financing activities accounted for more than 99% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

A second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), historically was engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. NDS’s activities accounted for less than 1% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2015, 2014 and 2013, respectively. NDS has ceased its operations; however it continues as the interim holding company for Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the “Company”. All financial information herein is designated in United States dollars.

The Company’s principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759, and its telephone number is (727) 726-0763.

Available Information

The Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Relations section of the Company’s Internet website at http://www.nicholasfinancial.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Growth Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. The Company seeks to expand its automobile financing program in the sixteen states — Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia — in which it currently operates by increasing the business generated at its existing branch locations and by targeting certain geographic locations within some of these states where it believes there is a sufficient market for its automobile financing program. The Company has been acquiring Contracts in the state of Texas with the intention of opening a branch location during the second quarter of fiscal 2016; however no assurances can be given as to whether the Company will be able to open this branch office by such time. The Company’s strategy is to monitor these markets and ultimately decide if and where it will open additional branch locations. During fiscal 2015, the Company opened one new branch office near Chicago, Illinois. The Company did not close any branch offices during fiscal 2015. The Company will continue to evaluate any branch locations that do not meet its minimum profitability targets and may elect to close one or more of these branches in the future. As of the date of this Report, the Company is contemplating consolidating two of its existing branches into one location within the state of Alabama during the fiscal year ending March 31, 2016, although no assurances can be given that it will do so. The Company also continues to analyze other markets in states in which it does not currently operate for expansion opportunities. Although the Company has not made any bulk purchases of Contracts in over two decades, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

The Company is currently licensed to provide direct consumer loans in Florida and North Carolina. The Company does not have any current plans to expand its strategy of soliciting current customers and expects total Direct Loans to remain less than 5% of its total portfolio for the foreseeable future.

Automobile Finance Business – Contracts

The Company is engaged in the business of providing financing programs, primarily on behalf of purchasers of new and used cars and light trucks who meet the Company’s credit standards but who do not meet the credit standards of traditional lenders, such as banks and credit unions because of the age of the vehicle being financed or the customer’s job instability or credit history. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase Contracts for purchases made by borrowers who do not have a good credit history and for older model and high mileage automobiles. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract.

The Company’s automobile finance programs are currently, as of the date of this report, conducted in sixteen states through a total of 67 branch offices, consisting of twenty-one in Florida, eight in Ohio, six in each of North Carolina and Georgia, three in each of Alabama, Kentucky, Illinois, Indiana, Missouri, Michigan, two in each of South Carolina, Tennessee and Virginia, and one in each of Maryland, and Kansas. The Company intends to open its first branch location in Texas during the second quarter of 2016, although no assurances can be given that it will do so. As of March 31, 2015 the Company had non-exclusive agreements with approximately 4,000 dealers, of which approximately 2,300 are active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

A customer under a Contract typically makes a down payment, in the form of cash or trade-in, ranging from 5% to 35% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts, gap insurance, roadside assistance plans, credit disability insurance and/or credit life insurance, and are generally financed over a period of 12 to 72 months.

At approximately the time of origination, the Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed (the dealer discount) by the purchaser of the automobile. The amount of the dealer discount depends upon factors such as the age and value of the automobile, creditworthiness of the customer and competition in any given market. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition more significantly impacts the discount that the Company can charge. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract. Also, the Company charges the dealer a processing fee of $75 per Contract purchased and pay certain fees to dealers, which are both part of the net dealer discount. As of March 31, 2015, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all of the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Contract Procurement

The Company currently purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2015 was a 2007 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

	Maximum allowable interest rate (1)	Fiscal year ended March 31,
State		2015	2014	2013
Alabama	(2)	$6,288,716	$6,040,540	$5,232,553
Florida	18-30%(3)	54,652,861	51,841,066	46,553,346
Georgia	18-30%(3)	18,710,341	17,423,334	15,982,075
Illinois	(2)	6,456,777	3,904,937	3,598,494
Indiana	25%	7,654,292	6,982,627	8,382,587
Kansas	(2)	2,165,305	1,539,181	1,455,404
Kentucky	18-25%(3)	9,767,855	8,757,666	8,670,180
Maryland	24%	4,081,144	3,080,969	2,017,568
Michigan	25%	7,355,473	6,345,063	4,626,532
Missouri	(2)	7,553,770	5,650,626	4,582,994
North Carolina	18-29%(3)	15,077,533	15,752,982	14,955,884
Ohio	25%	24,245,014	24,681,643	21,423,125
South Carolina	(2)	3,965,935	4,965,463	3,739,387
Tennessee	(2)	5,205,922	6,270,407	5,300,795
Texas	18-28%(3)	820,851	—	—
Virginia	(2)	4,366,553	6,007,632	5,219,885

Total		$178,368,342	$169,244,136	$151,740,809

(1)	The maximum allowable interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 30% per annum.
(3)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31,
Contracts	2015	2014	2013
Purchases	$178,368,342	$169,244,136	$151,740,809
Weighted APR	22.90%	23.00%	23.28%
Average dealer discount	8.08%	8.44%	8.54%
Weighted average term (months)	55	52	50
Average loan	$10,967	$10,612	$10,260
Number of Contracts	16,264	15,949	14,789

Direct Loans

The Company currently originates Direct Loans in Florida and North Carolina. Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $12,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $3,500. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a Direct Loan license in Alabama, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, Ohio, South Carolina, Tennessee, Texas or Virginia, and none is presently required in Georgia (as long as the Direct Loan is greater than $3,000). The Company is currently not pursuing Direct Loans in Georgia. The Company does not expect to pursue a Direct Loan license in any other state during the fiscal year ending March 31, 2016. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and the value of the collateral offered by the borrower to secure the loan. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s Direct Loan program was implemented in April 1995 and currently accounts for approximately 2.6% of the Company’s annual consolidated revenues.

In connection with its Direct Loan program, the Company also makes available credit disability, credit life insurance, and involuntary unemployment insurance coverage to customers through an unaffiliated third-party insurance carrier. Customers in approximately 76% of the approximate 3,000 Direct Loan transactions outstanding as of March 31, 2015 had elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance is included in the amount financed by the customer.

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31,
Direct loan originations	2015	2014	2013
Originations	$9,525,031	$9,786,804	$8,336,903
Weighted APR	26.47%	26.72%	26.27%
Weighted average term (months)	29	29	28
Average loan	$3,536	$3,427	$3,319
Number of contracts	2,694	2,856	2,512

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

The Company uses essentially the same criteria in analyzing a Direct Loan as it does in analyzing the purchase of a Contract. Lending decisions regarding Direct Loans are made based upon a review of the customer’s loan application, credit history, job stability, income, and the value of the collateral offered by the borrower to secure the loan. To date, since the majority of the Company’s Direct Loans have been made to individuals whose automobiles have been financed by the Company, the customer’s payment history under his or her existing or past Contract is a significant factor in the lending decision.

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

Monitoring and Enforcement of Contracts

The Company requires each customer under a Contract to obtain and maintain collision insurance covering damage to the vehicle. Failure to maintain such insurance constitutes a default under the Contract, and the Company may, at its discretion, repossess the vehicle. To reduce potential loss due to insurance lapse, the Company has the contractual right to force place collateral protection insurance through a third-party, which covers loss due to physical damage to a vehicle not covered by any insurance policy of the customer.

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

A delinquency report is an aging report that provides basic information regarding each account and indicates accounts that are past due. The report includes information such as the account number, address of the customer, phone numbers of the customer, original term of the Contract, number of remaining payments, outstanding balance, due dates, date of last payment, number of days past due, scheduled payment amount, amount of last payment, total past due, and special payment arrangements or agreements.

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

The Company’s policy is to aggressively pursue legal remedies to collect deficiencies from customers. Oral requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request form is prepared by the responsible branch office employee for approval by the Branch Manager for the vicinity in which the borrower lives. Once the repossession request has been approved, first by the Branch Manager and second by the applicable District Manager, it must then be approved by the Director of Loss Recovery. The repossessor delivers the vehicle to a secure location specified by the Company. The Company maintains relationships with several licensed repossession firms that repossess vehicles for fees that range from $250 to $500 for each vehicle repossessed. As required by Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Virginia law, the customer is notified by certified letter that the vehicle has been repossessed and what the customer needs to do in order to regain their vehicle.

Generally, the minimum requirement for return of the vehicle is payment of all past due amounts under the Contract and all expenses associated with the repossession incurred by the Company. If satisfactory arrangements for return of the vehicle are not made within the statutory period, the Company then sends title to the vehicle to the applicable state title transfer department, which then registers the vehicle in the name of the Company. The Company then either sells the vehicle to a dealer or has it transported to an automobile auction for sale. On average, approximately 30 days lapse between the time the Company takes possession of a vehicle and the time it is sold to a dealer or at auction. When the Company determines that there is a reasonable likelihood of recovering part or all of any deficiency against the customer under the Contract, it pursues legal remedies available to it, including lawsuits, judgment liens and wage garnishments. Historically, the Company has recovered approximately 10-18% of deficiencies from such customers. Proceeds from the disposition of the vehicles are not included in calculating the foregoing percentage range.

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

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, including the existing low interest rate environment, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources than the Company. Increased competition for the purchase of Contracts has caused a reduction in the interest rates payable by many individual purchasers of automobiles, and the Company believes that continued increased competition could materially reduce such interest rates in the foreseeable future. In addition, increased competition for the purchase of Contracts has enabled automobile dealers to shop for the best price, thereby giving rise to an erosion in the dealer discounts from the initial principal amounts at which the Company is willing to purchase Contracts and higher advance rates. Further, increased competition has resulted in the purchase of lower credit quality Contracts, though these Contracts are still acceptable under the Company’s underwriting guidelines.

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

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends upon the Company maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 2,300 dealers that the Company currently has active Contractual relationships accounted for over 1% of its business volume for any of the fiscal years ended March 31, 2015, 2014 or 2013.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes, regulations and ordinances. Additionally, the procedures that the Company must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee, Texas and Virginia. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. The following constitute certain of the existing federal, state and local statutes, regulations and ordinances with which the Company must comply:

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

•

Dodd-Frank Wall Street Reform and Consumer Protection Act 0f 2010 (“Dodd-Frank Act”). Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which, effective as of July 21, 2011, has the authority to issue and enforce regulations under the federal “enumerated consumer laws,” including (subject to certain statutory limitations) FDCPA, TILA, ECOA, FCRA, GLBA and EFTA. The CFPB has rulemaking and enforcement authority over certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. Under the Dodd-Frank Act, the CFPB also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. The CFPB recently issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business. Since we are deemed a larger participant, we are subject to supervision and examination by the CFPB.

Failure to comply with these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Contracts, making it more costly or burdensome to do business or resulting in potential liability. The volume of new or modified laws and regulations has increased in recent years in response to issues arising with respect to consumer lending. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies. This legislation may change our operating environment in substantial and unpredictable ways and may have a material adverse effect on our business.

In particular, the Dodd-Frank Act and regulations promulgated thereunder, including the rules regarding supervision and examination recently issued by the CFPB, are likely to affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas and could have a material adverse effect on us. Our management continues to assess the Dodd-Frank Act’s probable impact on our business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations thereunder. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.

In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Act provides a mechanism for state Attorneys General to investigate us. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of our business. We expect that regulatory investigation by both state and federal agencies will continue and that the results of these investigations could have a material adverse impact on us.

Dealers with which we do business must also comply with credit and trade practice statutes and regulations. Failure of these dealers to comply with such statutes and regulations could result in customers having rights of rescission and other remedies that could have a material adverse effect on us.

The sale of vehicle service contracts and other ancillary products by dealers in connection with Contracts assigned to us from dealers is also subject to state laws and regulations. As we are the holder of the Contracts that may, in part, finance these products, some of these state laws and regulations may apply to our servicing and collection of the Contracts. Although these laws and regulations may not significantly affect our business, there can be no assurance that insurance or other regulatory authorities in the jurisdictions in which these products are offered by dealers will not seek to regulate or restrict the operation of our business in these jurisdictions. Any regulation or restriction of our business in these jurisdictions could materially adversely affect the income received from these products.

The Company’s management believes that the Company maintains all requisite licenses and permits and is in material compliance with applicable local, state and federal laws and regulations. The Company periodically reviews its branch office practices in an effort to ensure such compliance. In addition, the Company continues to increase the size of its compliance department in response to the increasing complexity of the regulatory environment. Although compliance with existing laws and regulations has not had a material adverse effect on the Company’s operations to date, given the increasingly complex regulatory environment, the increasing costs of complying with such laws and regulations, and the increasing risk of penalties, fines or other liabilities associated therewith, no assurances can be given that we are in material compliance with all of such laws or regulations or that the costs of such compliance, or the failure to be in such compliance, will not have a material adverse effect on our business, financial condition or results of operations.

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2015 the Company employed a total of 334 persons, of which 41 persons were employed at the Company’s Corporate Headquarters. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Item 1A.	Risk Factors

The following factors, as well as other factors not set forth below, may adversely affect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

We operate in an increasingly competitive market.

The non-prime consumer-finance industry is highly competitive, and the competitiveness of the market continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by us, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than us. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor-plan financing and leasing, which are not provided by us. Providers of non-prime consumer financing have traditionally competed primarily on the basis of:

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

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. As new and existing providers of consumer financing have undertaken to penetrate our targeted market segment, we have experienced increasing pressure to reduce our interest rates, fees and dealer discounts in order to maintain our market share. Further reductions in our interest rates, fees or dealer discount rates could have a material adverse impact on our profitability or financial condition.

The Dodd-Frank Act authorizes the CFPB to adopt rules that could potentially have a material adverse effect on our operations and financial performance.

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

In addition to the Dodd-Frank Act’s grant of regulatory powers to the CFPB, the Dodd-Frank Act gives the CFPB authority to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. If we are subject to such administrative proceedings, litigation, orders or monetary penalties in the future, this could have a material adverse effect on our operations and financial performance. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us. See “Item 1. Business – Regulation” for additional information.

Pursuant to the authority granted to it under the Dodd-Frank Act, the CFPB recently adopted rules that subject larger nonbank automobile finance companies such as us to supervision and examination by the CFPB. Any such examination by the CFPB likely would have a material adverse effect on our operations and financial performance.

The CFPB recently issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business, including us. Since we are deemed a larger participant, we are subject to supervision and examination by the CFPB. The CFPB’s stated objectives of such examinations are: to assess the quality of a larger participant’s compliance management systems for preventing violations of federal consumer financial laws; to identify acts or practices that materially increase the risk of violations of federal consumer finance laws and associated harm to consumers; and to gather facts that help determine whether the larger participant engages in acts or practices that are likely to violate federal consumer financial laws in connection with its automobile finance business. Thus, as a larger participant, we will be subject to examination by the CFPB for, among other things, ECOA compliance; unfair, deceptive or abusive acts or practices (“UDAAP”) compliance; and the adequacy of our compliance management systems.

We are in the process of evaluating our existing compliance management systems with the objective of updating, improving and/or replacing such systems. Given the time and effort needed to establish and implement adequate compliance management systems and the resources and costs associated with being examined by the CFPB, such an examination would likely have a material adverse effect on our business, financial condition and profitability. Moreover, any such examination by the CFPB could result in the assessment of penalties, including fines, and other remedies which could, in turn, have a material effect on our business, financial condition and profitability.

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

The profitability and growth of our business currently depend on our ability to access bank debt at competitive rates. We currently depend on a $225.0 million line of credit facility with a financial institution to finance a large portion of our purchases of Contracts and fund our Direct Loans. This line of credit currently has a maturity date of January 30, 2018 and is secured by substantially all our assets. At March 31, 2015, we had approximately $199.0 million outstanding under the line of credit and approximately $26.0 million available for additional borrowing.

The availability of our credit facility depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank loans in general. Therefore, we cannot guarantee that this credit facility will continue to be available beyond the current maturity date on reasonable terms or at all. If we are unable to renew or replace our credit facility or find alternative financing at reasonable rates or upon reasonable terms, we may be forced to liquidate. We will continue to depend on the availability of our line of credit, together with cash from operations, to finance our future operations.

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

We are subject to changes in general economic conditions that are beyond our control. During periods of economic slowdown or sluggish employment, such as has existed for much of the past few years, delinquencies, defaults, repossessions and losses generally increase, absent offsetting factors. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. While we seek to manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria and collection methods, no assurances can be given that these criteria or methods will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could have a material adverse effect on our business and financial condition.

Furthermore, in a low interest-rate environment such as has existed in the United States in recent years, the level of competition increases in the non-prime consumer-finance industry as new competitors enter the market and many existing competitors expand their operations. Such increased competition, in turn, exerts increasing pressure on us to reduce our interest rates, fees and dealer discount rates in order to maintain our market share. Reductions in our interest rates, fees or dealer discount rates could have a material adverse impact on our profitability or financial condition.

Recent economic developments may adversely affect our business and financial condition.

Over the past several years, the United States has experienced a period of economic uncertainty, sluggish employment and wage stagnation that has adversely affected our business and financial condition. Stagnant wages and a continued lack of available credit have contributed to higher delinquencies and losses than we would otherwise experience.

Additionally, stagnant wages, fluctuating gasoline prices, unstable real estate values, food inflation, resets of adjustable rate mortgages and other factors have adversely impacted consumer confidence and disposable income. These conditions have increased loss frequency, decreased consumer demand for automobiles and weakened collateral values on certain types of vehicles. Because we focus predominately on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on Contracts are higher than those experienced in the general automobile finance industry and have been materially affected by recent economic conditions. If economic and credit conditions, including wage conditions, do not continue to improve, our business and financial condition could be further adversely affected.

The auction proceeds we receive from the sale of repossessed vehicles and other recoveries are subject to fluctuation due to economic and other factors beyond our control.

If we repossess a vehicle securing a Contract, we typically have it transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the Contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 30-day lapse between the time we repossess a vehicle and the time it is sold. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles at the time of sale. Such supply and demand are dependent on many factors. For example, during periods of economic uncertainty, the demand for used cars may soften, resulting in decreased auction proceeds to us from the sale of repossessed automobiles. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. We have experienced declining auction proceeds in the recent past and we expect this trend to continue for the foreseeable future. Decreased auction proceeds to us resulting from sales of used automobiles at depressed prices will result in losses and, in turn, reduced profitability.

An increase in market interest rates may reduce our profitability.

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the Contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and, on occasion, enter into interest rate swap agreements relating to a portion of our outstanding debt. Such agreements effectively convert a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. On June 4, 2013 and July 30, 2013, the Company entered into interest rate swap agreements to convert a portion of its floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables. The June 4, 2013 agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 1% and receives payments from the counterparty on the 1-month LIBOR rate. This swap has an effective date of June 13, 2013 and a notional amount of $25 million. The July 30, 2013 agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 0.87% and receives payments from the counterparty on the 1-month LIBOR rate. This swap has an effective date of August 13, 2013 and a notional amount of $25 million. The changes in the fair value of the interest rate swap agreements (unrealized gains and losses) are recorded in earnings. We will continue to evaluate interest rate swap pricing and we may or may not enter into additional interest rate swap agreements in the future.

We may experience problems with our integrated computer systems or be unable to keep pace with developments in technology.

We use various technologies in our business, including telecommunication, data processing, and integrated computer systems. Technology changes rapidly. Our ability to compete successfully with other financing companies may depend on our ability to efficiently and cost-effectively implement technological changes. Moreover, to keep pace with our competitors, we may be required to invest in technological changes that do not necessarily improve our profitability. We are currently in the early stages of replacing our existing computer systems. Difficulties experienced in the implementation of new computer systems could have a material adverse effect on our ability to originate new Contracts and Direct Loans and service existing Contracts and Direct Loans and, thus, on our business and financial condition.

We utilize our integrated computer systems to respond to customer inquiries and to monitor the performance of our Contract and Direct Loan portfolios and the performance of individual customers under our Contracts and Direct Loans. Problems with our systems’ operations could adversely impact our ability to monitor our portfolios or collect amounts due under our Contracts and Direct Loans, which could have a material adverse effect on our financial condition and results of operations.

Failure to properly safeguard confidential customer information could subject us to liability, decrease our profitability and damage our reputation.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our customers, on our computer networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.

If third parties are able to breach our network security, the network security of a third party that we share information with or otherwise misappropriate our customers’ personal information, or if we give third parties improper access to our customers’ personal information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses or personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to secure online transmission of confidential customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against, or alleviate problems caused by, security breaches or other cybersecurity incidents. Although we have not experienced any material cybersecurity incidents to dates, there can be no assurance that a cyber attack, security breach or other cybersecurity incident will not have a material adverse effect on our business, financial condition or results of operations in the future. Our security measures are designed to protect against security breaches, but our failure to prevent security breaches could subject us to liability, decrease our profitability and damage our reputation.

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

The average daily trading volume of our Common shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2015 was approximately 54,810 shares. Moreover, on March 19, 2015, our Nicholas Financial subsidiary purchased an aggregate of 4,713,804 of our Common shares pursuant to a modified “Dutch auction” tender offer, thereby reducing the number of shares potentially available in the public market. Thus, our Common shares are thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our Common shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to these attacks or otherwise may negatively affect our business, financial condition and results of operations.

Natural disasters (such as hurricanes), acts of war, terrorist attacks and the escalation of military activity in response to these attacks or otherwise may have negative and significant effects, such as disruptions in our operations, imposition of increased security measures, changes in applicable laws, market disruptions and job losses. These events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to these threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company leases its Corporate Headquarters and branch office facilities. The Company’s Headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 15,000 square feet of office space leased at an annual rate of approximately $18.00 per square foot. The current lease relating to this space was entered into effective April 1, 2015 and expires on March 31, 2020.

Each of the Company’s 67 branch offices located in Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia consists of approximately 1,400 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $12.00 to $35.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

The following table sets forth the high and low sales prices of the Company’s Common shares for the fiscal years ended March 31, 2015 and 2014, respectively.

	High	Low
Fiscal year ended March 31, 2015
First Quarter	$15.85	$14.27
Second Quarter	$14.49	$10.64
Third Quarter	$14.95	$10.90
Fourth Quarter	$15.47	$13.38

	High	Low
Fiscal year ended March 31, 2014
First Quarter	$16.96	$13.60
Second Quarter	$16.79	$14.82
Third Quarter	$17.20	$15.01
Fourth Quarter	$15.90	$15.63

As of May 29, 2015, there were approximately 1,600 holders of record of the Company’s Common shares.

No cash dividends were declared or paid during the fiscal year ended March 31, 2015. The following cash dividends were declared and paid during the fiscal year ended March 31, 2014.

Date Declared	Record Date	Date Paid	Amount of Dividend
May 7, 2013	June 21, 2013	June 28, 2013	$0.12
August 13, 2013	September 20, 2013	September 27, 2013	0.12

			$0.24

Although the Company has declared and paid cash dividends on its Common shares in the past, we have no current plans to declare or pay any cash dividends in the foreseeable future. The payment of future dividends, if any, is reviewed periodically by the Company’s directors and management and will depend upon, among other things, existing conditions, including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities, tax considerations and other conditions and factors, including prospects.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to the purchase of Common shares by our Nicholas Financial subsidiary pursuant to a modified “Dutch auction” tender offer for up to $70.0 million (but not less than $50.0 million) in aggregate value of Common shares. The tender offer commenced on February 10, 2015 and expired on March 13, 2015. The tender offer was completed on March 19, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Common shares Purchased	Average Price Paid per Common share	Total Number of Common Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Common shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through March 31, 2015	4,713,804	$14.85	4,713,804	—

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2015, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	363,490	$9.86	8,615
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	363,490	$9.86	8,615

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Common shares for the five-year period ended March 31, 2015, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (Dow Jones US General Financial Index). The stock performance graph assumes that the value of the investment in each of the Company’s Common shares, the NASDAQ Composite Index and the Dow Jones US General Financial Index was $100 on April 1, 2010 and that all dividends were reinvested.

The graph displayed below is presented in accordance with SEC requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	04/01/2010	03/31/2011	03/31/2012	03/31/2013	03/31/2014	03/31/2015
Nicholas Financial, Inc.	$100.00	$161.16	$178.20	$226.68	$210.96	$185.07
NASDAQ Composite	100.00	115.98	128.93	136.26	175.11	204.38
Dow Jones US General Financial Index	100.00	103.67	105.31	128.02	164.00	181.35

Item 6.	Selected Financial Data

The following tables present selected consolidated financial data of the Company as of and for the fiscal years ended March 31, 2015, 2014, 2013, 2012, and 2011. The selected consolidated financial data have been derived from our consolidated financial statements.

You should read the selected consolidated financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report.

	Fiscal Year ended March 31,
	2015	2014	2013	2012	2011
Statement of Operations Data
Interest income on finance receivables	$86,789,958	$82,628,943	$82,110,446	$80,515,050	$73,715,079

Interest expense	5,970,434	5,678,188	5,120,827	4,891,854	5,599,951
Provision for credit losses	20,370,530	14,979,216	13,391,875	12,367,593	15,611,544
Salaries and employee benefits	20,834,783	19,634,202	18,325,945	17,582,967	16,430,763
Change in fair value of interest rate swaps	364,378	(688,455)	504,852	—	(495,136)
Other expenses	13,153,462	14,509,062	12,280,792	9,524,361	9,280,923

	60,693,587	54,112,213	49,624,291	44,366,775	46,428,045

Operating income before income taxes	26,096,371	28,516,730	32,486,155	36,148,275	27,287,034
Income tax expense	9,240,479	11,813,378	12,545,209	13,926,516	10,518,740

Net income	$16,855,892	$16,703,352	$19,940,946	$22,221,759	$16,768,294

Earnings per share – basic:	$1.40	$1.38	$1.66	$1.89	$1.44

Weighted average shares outstanding	12,013,000	12,096,000	11,977,174	11,747,160	11,607,341

Earnings per share – diluted:	$1.38	$1.36	$1.63	$1.85	$1.41

Weighted average shares outstanding	12,192,000	12,325,000	12,218,416	12,033,131	11,893,518

	As of and for the Fiscal Year ended March 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Total assets	$302,528,591	$283,429,579	$263,835,468	$256,560,144	$242,975,768
Finance receivables, net	288,904,060	269,343,595	249,825,801	241,253,430	229,082,589
Line of credit	199,000,000	127,900,000	125,500,000	112,000,000	118,000,000
Shareholders’ equity	89,887,942	141,937,555	126,965,096	135,263,161	114,546,111

Operating Data
Return on average assets	5.75%	6.10%	7.66%	8.90%	7.35%
Return on average equity	14.54%	12.42%	15.21%	17.79%	15.85%
Gross portfolio yield (1)	28.00%	28.44%	29.22%	29.48%	29.35%
Pre-tax yield (1)	8.54%	9.65%	11.82%	13.31%	10.75%
Total delinquencies over 30 days, excluding Chapter 13 bankrupt accounts	4.11%	4.00%	3.68%	2.99%	2.15%
Write-off to liquidation (1)	8.13%	7.17%	6.81%	5.66%	6.18%
Net charge-off percentage (1)	7.04%	6.22%	5.88%	4.59%	4.65%
Automobile Finance Data & Direct Loan Origination
Contracts purchased/Direct Loans originated	$187,893,373	$179,030,939	$160,077,713	$152,315,679	$151,874,846
Average dealer discount on Contracts purchased	8.08%	8.44%	8.54%	9.23%	9.55%
Weighted average contractual rate (1)	23.08%	23.20%	23.43%	23.93%	23.66%
Number of branch locations	66	65	64	60	56

(1)	See the definitions set forth in the notes to the Portfolio Summary table on page 21 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada currently conducts its business activities exclusively through a wholly-owned indirect Florida subsidiary, Nicholas Financial, which purchases and services Contracts, makes Direct Loans and sells consumer-finance related products. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for each of the fiscal years ended March 31, 2015, 2014, and 2013. A second Florida subsidiary, NDS, which historically provided limited computer software support and updated services to small businesses, has ceased such operations; however it continues as the intermediate holding company for Nicholas Financial. Nicholas Financial-Canada, Nicholas Financial and NDS are collectively referred to herein as the “Company”.

Introduction

The Company’s consolidated revenues increased for the fiscal year ended March 31, 2015 to $86.8 million as compared to $82.6 million and $82.1 million for the fiscal years ended March 31, 2014 and 2013, respectively. The Company’s operating income before taxes for the fiscal year ended March 31, 2015 decreased to $26.1 million as compared to $28.5 million and $32.5 million for the fiscal year years ended March 31, 2014 and 2013, respectively. This was a result of a decrease in the gross portfolio yield, an increase in the provision for credit losses, and the change in fair value of interest rate swaps. The effective income tax rate for the fiscal year ended March 31, 2014 was higher than normal due to non-deductible professional fees relating to an agreement providing for the acquisition of the Company by an unaffiliated third party. The effective income tax rate for the fiscal year ended March 31, 2015 was lower than normal due to the same non-deductible expenses becoming deductible when such agreement was terminated. The Company’s consolidated net income for the fiscal years ended March 31, 2015, 2014, 2013 were $16.9 million, $16.7 million and $19.9 million, respectively. The Company believes the increase in losses each successive year was primarily attributable to an increase in competition which has driven higher advance rates for Contracts acquired. In addition, competition generally results in the purchase of lower credit quality Contracts, though these Contracts are still acceptable under the Company’s underwriting guidelines. Historically, when competition has increased, the Company has experienced higher losses, decreased Contract origination and as a result reduced profits. While it is difficult to predict the level of competition long-term, the Company believes that the current highly competitive environment will prevail for the foreseeable future. The average dealer discounts as a percent of gross finance receivables associated with new volume for the fiscal years ended March 31, 2015, 2014, and 2013 were 8.08%, 8.44%, 8.54%, respectively.

Portfolio Summary	Fiscal Year ended March 31,
	2015	2014	2013
Average finance receivables, net of unearned interest (1)	$309,994,611	$290,502,494	$280,916,731

Average indebtedness (2)	$135,600,000	$127,093,220	$115,157,810

Interest and fee income on finance receivables	$86,785,042	$82,609,859	$82,072,643
Interest expense	$5,970,434	$5,678,188	$5,120,827

Net interest and fee income on finance receivables	$80,814,608	$76,931,671	$76,951,816

Weighted average contractual rate (3)	22.93%	23.20%	23.43%

Average cost of borrowed funds (2)	4.47%	4.47%	4.45%

Gross portfolio yield (4)	28.00%	28.44%	29.22%
Interest expense as a percentage of average finance receivables, net of unearned interest	1.93%	1.95%	1.82%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	6.57%	5.16%	4.77%

Net portfolio yield (4)	19.50%	21.33%	22.63%
Marketing, salaries, employee benefits, depreciation, administrative and professional fee expenses and dividend taxes as a percentage of average finance receivables, net of unearned interest (5)	10.96%	11.68%	10.81%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (6)	8.54%	9.65%	11.82%

Write-off to liquidation (7)	8.13%	7.17%	6.81%
Net charge-off percentage (8)	7.04%	6.22%	5.88%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts and Direct Loans as of the period ending date.
(4)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents interest and fee income on finance receivables minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(5)	The numerators include expenses associated with the abandoned sale of the Company and include taxes associated with the payments of cash dividends. Absent these expenses, the percentages would have been 10.85% and 10.83% for the fiscal years March 31, 2015 and 2014, respectively.
(6)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(7)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(8)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

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

Fiscal 2015 Compared to Fiscal 2014

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 5% to $86.8 million in fiscal 2015 from $82.6 million in fiscal 2014. The average finance receivables, net of unearned interest, totaled $310.0 million for the fiscal year ended March 31, 2015, an increase of 7% from $290.5 million for the fiscal year ended March 31, 2014. The primary reason average finance receivables, net of unearned interest, increased was the opening of one additional branch office and the increase of the portfolio size in certain existing branches during fiscal 2015 (see “Item 1. Business - Contract Procurement”). The gross finance receivable balance increased 8% to $458.0 million for the fiscal year ended March 31, 2015 from $424.3 million for the fiscal year ended March 31, 2014. The primary reasons gross finance receivables increased were an increase in Contracts purchased and an increase in the weighted-average term of Contracts purchased. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.00% for the fiscal year ended March 31, 2015 from 28.44% for the fiscal year ended March 31, 2014. The net portfolio yield decreased to 19.50% for the fiscal year ended March 31, 2015 from 21.33% for the fiscal year ended March 31, 2014. The gross portfolio yield decreased primarily as the result of a lower weighted APR and a reduction of the average dealer discount on Contracts purchased due to increased competition. The net portfolio yield decreased primarily due to the decrease in the gross portfolio yield and an increase in the provision for credit losses (see Analysis for Credit Losses below).

Marketing, Salaries and Employee Benefits, Depreciation, Administrative, Professional Fee Expenses and Dividend Taxes

Marketing, salaries and employee benefits, depreciation, administrative, professional fee expenses and dividend taxes remained relatively flat at $34.0 million for the fiscal year ended March 31, 2015 compared to $34.1 million for the fiscal year ended March 31, 2014. The Company opened one new branch location during the fiscal year ended March 31, 2015. The Company increased the average headcount to 330 for the fiscal year ended March 31, 2015 from 325 for the fiscal year ended March 31, 2014. Marketing, salaries and employee benefits, depreciation, administrative expenses, professional fee expenses and dividend taxes as a percentage of average finance receivables, net of unearned interest, decreased to 10.96% for the fiscal year ended March 31, 2015 from 11.68% for the fiscal year ended March 31, 2014. Absent the professional expenses associated with the abandoned sale of the Company and taxes associated with the payment of cash dividends, the percentages would have been 10.85% and 10.83% for the fiscal years ended March 31, 2015 and 2014, respectively.

Interest Expense

Interest expense increased to $6.0 million for the fiscal year ended March 31, 2015 as compared to $5.7 million for the fiscal year ended March 31, 2014. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2015	2014
Variable interest under the line of credit facility	0.34%	0.35%
Settlements under interest rate swap agreements	0.29%	0.30%
Credit spread under the line of credit facility	3.84%	3.82%

Average cost of borrowed funds	4.47%	4.47%

The Company’s average cost of funds for the fiscal year ended March 31, 2015 remained unchanged from the preceding fiscal year.

For a further discussion regarding the Company’s line of credit, see “— Liquidity and Capital Resources” below and Note 5 (“Line of Credit”) to our audited consolidated financial statements included elsewhere in this Report.

The weighted average notional amount of interest rate swaps was $50.0 million at a weighted average fixed rate of 0.94% for each of the fiscal years ended March 31, 2015 and 2014. For a further discussion regarding the effect of our interest rate swap agreements, see Note 6 (“Interest Rate Swap Agreements”) to our audited consolidated financial statements included elsewhere in this Report.

Analysis of Credit Losses

As of March 31, 2015, the Company had 1,431 active static pools. The average pool upon inception consisted of 69 Contracts with aggregate finance receivables, net of unearned interest, of approximately $649,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2015	2014
Balance at beginning of year	$12,889,082	$16,090,652
Current year provision	20,008,166	14,693,841
Losses absorbed	(25,041,833)	(21,690,010)
Recoveries	3,469,807	3,794,599

Balance at end of year	$11,325,222	$12,889,082

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	2015	2014
Balance at beginning of year	$590,278	$467,917
Current year provision	362,364	285,375
Losses absorbed	(278,333)	(192,156)
Recoveries	28,481	29,142

Balance at end of year	$702,790	$590,278

The provision for credit losses increased to $20.4 million for the fiscal year ended March 31, 2015 from $15.0 million for the fiscal year ended March 31, 2014, primarily as a result of an increase in the average finance receivables and an increase in the net charge-off percentage.

The Company’s losses as a percentage of liquidation increased to 8.13% for the fiscal year ended March 31, 2015 as compared to 7.17% for the fiscal year ended March 31, 2014. This increase was primarily the result of increased competition in all markets that the Company presently operates in and higher advance rates on Contracts purchased during the fiscal year ended March 31, 2015. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools, which resulted in an increase in expected future cash flows and favorable impact on the allowance for credit losses. However, increased competition has led to a higher percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines. Static pools originated during fiscal 2015, 2014 and 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. The Company also experienced a decrease in auction prices from fiscal year 2014 to fiscal year 2015. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the fiscal years ended March 31, 2015 and 2014, auction proceeds from the sale of repossessed vehicles averaged approximately 46% and 48%, respectively, of the related principal balance. Recoveries as a percentage of charge-offs were approximately 13.82% and 17.46% for the fiscal years ended March 31, 2015 and 2014, respectively. Historically, recoveries as a percentage of charge-offs have fluctuated from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic events.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 Bankrupt accounts, as of March 31, 2015 increased to 4.17% from 4.03% as of March 31, 2014. The delinquency percentage for Direct Loans more than thirty days past-due as of March 31, 2015 decreased to 1.64% from 1.78% as of March 31, 2014. The delinquency percentage increase for Contracts reflects portfolio weakness that generally manifests itself in increased future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

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

Income Taxes

The provision for income taxes decreased to approximately $9.2 million in fiscal 2015 from approximately $11.8 million in fiscal 2014. The Company’s effective tax rate decreased to 35.41% in fiscal 2015 from 41.43% in fiscal 2014. The Company had approximately $2.1 million of non-deductible expenses associated with the potential sale of the Company in 2014 (see Note 12). Since the sale of the Company was not consummated, the $2.1 million became deductible in 2015 creating a favorable effective tax rate.

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

Marketing, Salaries and Employee Benefits, Depreciation, Administrative, Professional Fee Expenses and Dividend Taxes

Marketing, salaries and employee benefits, depreciation, administrative, professional fee expenses and dividend taxes increased to $34.1 million for the fiscal year ended March 31, 2014 from $30.6 million for the fiscal year ended March 31, 2013. The increase of 11% was partially attributable to $2.3 million of expenses associated with the potential sale of the Company which were partially offset by the dividend tax of $1.2 million related to the $2.00 per Common share special cash dividend paid in the fiscal year ended March 31, 2013. The remaining increase was primarily attributable to additional legal, regulatory and general operating expenses. Also, the Company opened one new branch location during the fiscal year. The Company increased the average headcount to 325 for the fiscal year ended March 31, 2014 from 309 for the fiscal year ended March 31, 2013. Marketing, salaries and employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest, increased to 11.68% for the fiscal year ended March 31, 2014 from 10.81% for the fiscal year ended March 31, 2013. Absent the expenses associated with the potential sale of the Company and taxes associated with the payment of cash dividends, the percentages would have been 10.84% and 10.26% for the fiscal years ended March 31, 2014 and 2013, respectively.

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

The primary reason that the Company’s average cost of funds increased for the fiscal year ended March 31, 2014 as compared to the preceding fiscal year was the increase of costs associated with settlements under the interest rate swap agreements, which were partially offset by a reduction in the unused line fee during fiscal 2014.

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

The Company’s losses as a percentage of liquidation increased to 7.17% for the fiscal year ended March 31, 2014 as compared to 6.81% for the fiscal year ended March 31, 2013. This increase was primarily the result of increased competition in all markets that the Company presently operates in and higher advance rates on Contracts purchased during the fiscal year ended March 31, 2014. The increased competition has led to a higher percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines. Static pools originated during fiscal 2014 and 2013, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. The Company also experienced a decrease in auction prices from fiscal year 2013 to fiscal year 2014. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the fiscal years ended March 31, 2014 and 2013, auction proceeds from the sale of repossessed vehicles averaged approximately 49% and 52%, respectively, of the related principal balance. Recoveries as a percentage of charge-offs were approximately 17.46% and 17.62% for the fiscal years ended March 31, 2014 and 2013, respectively. Historically, recoveries as a percentage of charge-offs have fluctuated from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic events.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 Bankrupt accounts, as of March 31, 2014 increased to 4.03% from 3.69% as of March 31, 2013. The delinquency percentage for Direct Loans more than thirty days past due as of March 31, 2014 increased to 1.78% from 1.23% as of March 31, 2013. The delinquency percentage increases reflect portfolio weakness that generally manifests itself in increased future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

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

Income Taxes

The provision for income taxes decreased to approximately $11.8 million in fiscal 2014 from approximately $12.5 million in fiscal 2013. The decrease was a result of lower pretax income offset by the fact that the Company had $2.1 million of non-deductible expenses associated with the potential sale of the Company. As a result of the non-deductible expense, the Company’s effective tax rate increased to 41.43% in fiscal 2014 from 38.61% in fiscal 2013. Since the sale of the Company was not consummated, the $2.1 million became deductible in fiscal 2015, resulting in a favorable impact on our effective tax rate and net income in such fiscal year.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31,
	2015	2014	2013
Cash provided by (used in):
Operations	$25,758,753	$21,366,394	$25,645,155
Investing activities - (primarily purchases of Contracts)	(26,504,247)	(21,880,361)	(10,568,710)
Financing activities	1,498,651	351,287	(15,081,783)

Net increase (decrease) in cash	$753,157	$(162,680)	$(5,338)

The Company’s primary use of working capital for the fiscal year ended March 31, 2015 was the funding of the purchase of Contracts, which are financed substantially through cash from principal payments received, cash from operations and our line of credit (the “Line”). The Line is secured by all of the assets of the Company and has a maturity date of January 30, 2018. The Company may borrow up to $225.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of March 31, 2015, the amount outstanding under the Line was $199.0 million, and the amount available under the Line was $26.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line increased by $71.1 million as of March 31, 2015 as compared to March 31, 2014 and increased by approximately $2.4 million as of March 31, 2014 as compared to March 31, 2013. The increase in the amount outstanding under the Line as of March 31, 2015 was principally related to the $70.0 million tender offer completed on March 19, 2015. The increase in the amount outstanding under the Line as of March 31, 2014 was principally related to the growth in finance receivables. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs.

Pursuant to a modified “Dutch auction” tender offer completed on March 19, 2015, Nicholas Financial purchased an aggregate of 4,713,804 Common shares of the Company, at a final purchase price of $14.85 per Common share, for an aggregate cost of approximately $70.0 million, excluding fees and expenses relating to the tender offer. As indicated above, the purchase of such shares was financed through borrowing under the Line.

The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is currently in compliance with all of its debt covenants.

No cash dividends were declared or paid during the fiscal year ended March 31, 2015. The following cash dividends were declared and paid during the fiscal years ended March 31, 2014 and 2013:

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

				$2.46

Although the Company has declared and paid cash dividends on its Common shares in the past, we have no current plans to declare or pay any cash dividends in the foreseeable future. The payment of future dividends, if any, is reviewed periodically by the Company’s directors and management and will depend upon, among other things, existing conditions, including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities, tax considerations and other conditions and factors, including prospects.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2015.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$5,149,015	$1,936,435	$2,191,608	$1,020,972	$—
Line of credit[1]	199,000,000	—	199,000,000	—	—
Interest on line of credit[1]	25,203,350	8,895,300	16,308,050	—	—

Total	$229,352,365	$10,831,735	$217,499,658	$1,020,972	$—

[1]	The Company’s current Line matures on January 30, 2018. Interest on outstanding borrowings under the Line as of March 31, 2015 is based on an effective interest rate of 4.47%. The effective interest rate used in the above table does not contemplate the possibility of entering into additional interest rate swap agreements in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. At March 31, 2015, $149.0 million, or approximately 75% of our total debt, was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points (an increase to 1.18% as of March 31, 2015) as of March 31, 2015 applicable to this floating rate debt would have an annual after-tax benefit of approximately $87,000.

Item 8.	Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report (see pages 30-48)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 15, 2015 expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP
Atlanta, Georgia
June 15, 2015

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2015	2014
Assets
Cash	$3,388,193	$2,635,036
Finance receivables, net	288,904,060	269,343,595
Assets held for resale	1,746,887	1,696,330
Prepaid expenses and other assets	1,143,754	891,044
Income taxes receivable	112,984	1,093,682
Property and equipment, net	872,134	869,693
Interest rate swap agreements	—	183,603
Deferred income taxes	6,360,579	6,716,596

Total assets	$302,528,591	$283,429,579

Liabilities and shareholders’ equity
Line of credit	$199,000,000	$127,900,000
Drafts payable	2,475,573	2,338,561
Accounts payable and accrued expenses	7,841,070	8,924,919
Deferred revenues	3,143,231	2,328,544
Interest rate swap agreements	180,775	—

Total liabilities	212,640,649	141,492,024

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par: 5,000,000 shares authorized; none issued	—	—
Common stock, no par: 50,000,000 shares authorized; 12,415,785 and 12,220,874 shares issued respectively; 7,701,981 and 12,220,874 shares outstanding, respectively	32,655,130	31,151,781
Treasury stock: 4,713,804 common shares, at cost	(70,408,854)	—
Retained earnings	127,641,666	110,785,774

Total shareholders’ equity	89,887,942	141,937,555

Total liabilities and shareholders’ equity	$302,528,591	$283,429,579

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

	Fiscal Year ended March 31,
	2015	2014	2013
Interest and fee income on finance receivables	$86,789,958	$82,628,943	$82,110,446

Expenses:
Marketing	1,562,226	1,491,216	1,452,659
Salaries and employee benefits	20,834,783	19,634,202	18,325,945
Professional fees	1,383,094	3,659,429	893,044
Administrative	9,841,867	8,898,356	8,158,268
Dividend tax	—	142,557	1,492,227
Provision for credit losses	20,370,530	14,979,216	13,391,875
Depreciation	366,275	317,504	284,594
Interest expense	5,970,434	5,678,188	5,120,827
Change in fair value of interest rate swap agreements	364,378	(688,455)	504,852

	60,693,587	54,112,213	49,624,291

Operating income before income taxes	26,096,371	28,516,730	32,486,155
Income tax expense	9,240,479	11,813,378	12,545,209

Net income	$16,855,892	$16,703,352	$19,940,946

Earnings per share:
Basic	$1.40	$1.38	$1.66

Diluted	$1.38	$1.36	$1.63

Dividends declared per share	$—	$0.24	$2.46

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2012	11,960,975	$28,426,043	$—	$106,837,118	$135,263,161

Net income	—	—	—	19,940,946	19,940,946
Issuance of common stock under stock options	97,594	612,465	—	—	612,465
Grants of restricted share awards, net of forfeitures	85,000	—	—	—	—
Vested performance share awards	10,500	—	—	—	—
Excess tax benefit on share awards	—	181,036	—	—	181,036
Share-based compensation	—	812,004	—	—	812,004
Cash dividend	—	—	—	(29,844,516)	(29,844,516)

Balance at March 31, 2013	12,154,069	$30,031,548	$—	$96,933,548	$126,965,096

Net income	—	—	—	16,703,352	16,703,352
Issuance of common stock under stock options	66,805	328,913	—	—	328,913
Excess tax benefit on share awards	—	256,250	—	—	256,250
Share-based compensation	—	535,070	—	—	535,070
Cash dividend	—	—	—	(2,851,126)	(2,851,126)

Balance at March 31, 2014	12,220,874	$31,151,781	$—	$110,785,774	$141,937,555

Net income	—	—	—	16,855,892	16,855,892
Issuance of common stock under stock options	150,911	388,608	—	—	388,608
Grants of restricted share awards, net of forfeitures	44,000	—	—	—	—
Excess tax benefit on share awards	—	600,278	—	—	600,278
Share-based compensation	—	514,463	—	—	514,463
Common shares purchased	(4,713,804)	—	(70,408,854)	—	(70,408,854)

Balance at March 31, 2015	7,701,981	$32,655,130	$(70,408,854)	$127,641,666	$89,887,942

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$16,855,892	$16,703,352	$19,940,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	366,275	317,504	284,594
Loss (gain) on sale of property and equipment	6,284	(64,039)	(11,339)
Provision for credit losses	20,370,530	14,979,216	13,391,875
Amortization of dealer discounts	(13,852,305)	(13,490,892)	(11,482,251)
Deferred income taxes	356,017	1,710,365	696,339
Share-based compensation	514,463	535,070	812,004
Change in fair value of interest rate swap agreements	364,378	(688,455)	504,852
Changes in operating assets and liabilities:
Prepaid expenses and other assets	65,683	(129,298)	39,294
Accounts payable and accrued expenses	(1,083,849)	1,519,340	793,150
Income taxes receivable	980,698	(990,683)	394,536
Deferred revenues	814,687	964,914	281,155

Net cash provided by operating activities	25,758,753	21,366,394	25,645,155

Cash flows from investing activities:
Purchase and origination of finance contracts	(164,830,469)	(156,997,870)	(141,562,259)
Principal payments received	138,751,779	135,991,752	131,080,264
(Increase) decrease in assets held for resale	(50,557)	(492,666)	169,337
Purchase of property and equipment	(442,758)	(464,598)	(271,003)
Proceeds from sale of property and equipment	67,758	83,021	14,951

Net cash used in investing activities	(26,504,247)	(21,880,361)	(10,568,710)

Cash flows from financing activities:
Net proceeds from line of credit	71,100,000	2,400,000	13,500,000
Payment of cash dividend	—	(2,851,126)	(29,844,516)
Increase in drafts payable	137,012	242,250	494,232
Payment of debt origination costs	(318,393)	(25,000)	(25,000)
Proceeds from exercise of stock options	388,608	328,913	612,465
Excess tax benefits on share awards	600,278	256,250	181,036
Purchase of common shares	(70,408,854)	—	—

Net cash provided by (used in) financing activities	1,498,651	351,287	(15,081,783)

Net increase (decrease) in cash	753,157	(162,680)	(5,338)
Cash, beginning of year	2,635,036	2,797,716	2,803,054

Cash, end of year	$3,388,193	$2,635,036	$2,797,716

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

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

The Company has one reportable segment, which is the consumer finance company.

The Company reclassified certain amounts in 2013 and 2014 to conform to the 2015 presentation including the reclassification of a reduction in the Company’s operating cash flows to financing cash flows for payments of debt origination costs in the Consolidated Cash Flows.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Nicholas Financial – Canada and its wholly owned subsidiaries, NDS and NFI, collectively referred to as (the “Company”). All intercompany transactions and balances have been eliminated.

Dividends

The following cash dividends were declared during fiscal years ended March 31, 2014 and 2013. No dividends were declared during the fiscal year ended March 31, 2015.

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

Tender Offer

On March 19, 2015, the Company announced the final results of the modified “Dutch auction” tender offer for the purchase of approximately 4.7 million shares of the Company’s common shares by its principal operating subsidiary. The tender offer expired on March 13, 2015. Total payments for common shares, including costs were approximately $70,409,000. Such costs were recorded as an increase to treasury stock, reducing shareholders’ equity.

The aggregate number of common shares purchased in the tender offer by Nicholas represented approximately 38.0% of the Company’s outstanding common shares as of March 17, 2015. Following settlement of the tender offer, the Company had approximately 7,701,981 common shares outstanding.

2. Summary of Significant Accounting Policies (continued)

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

Finance Receivables

Finance receivables are recorded at cost, net of unearned interest, unearned dealer discounts and the allowance for credit losses. The amount of unearned interest, dealer discounts and allowance for credit losses as of March 31, 2015 and March 31, 2014 are approximately $169,071,000 and $155,001,000, respectively (See Note 3).

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest or penalties during the three years ended March 31, 2015.

2. Summary of Significant Accounting Policies (continued)

The Company files income tax returns in the U.S. Federal jurisdiction and various State jurisdictions. The Company is no longer subject to U.S. Federal tax examinations for years before 2011. State jurisdictions that remain subject to examination range from 2010 to 2014. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount, as a percent of the amount financed, associated with new volume for the fiscal years ended March 31, 2015, 2014, and 2013 was 8.08%, 8.44%, and 8.54%, respectively.

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

The Company’s net costs for originating direct consumer loans (“Direct Loans”) are recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method.

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

Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Fiscal Year ended March 31,
	2015	2014	2013
Numerator for earnings per share – net income	$16,855,892	$16,703,352	$19,940,946

Denominator:
Denominator for basic earnings per share – weighted average shares	12,012,765	12,096,372	11,977,174
Effect of dilutive securities:
Stock options and other share awards	178,991	228,873	241,242

Denominator for diluted earnings per share	12,191,756	12,325,245	12,218,416

Earnings per share – basic	$1.40	$1.38	$1.66

Earnings per share – diluted	$1.38	$1.36	$1.63

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 155,000, 10,000 and 120,200 stock options were not included in the computation of diluted earnings per share for the years ended March 31, 2015, 2014 and 2013 respectively, because their effect would have been anti-dilutive.

2. Summary of Significant Accounting Policies (continued)

Share-Based Payments

The grant date fair value of share awards is recognized in earnings over the requisite service period (presumptively the vesting period). The Company estimates the fair value of option awards using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the options. Expected volatility is based upon the historical volatility for the previous period equal to the expected term of the options. The expected term is based upon the average life of previously issued options. The expected dividend yield is based upon the yield expected on date of grant to occur over the term of the option. The fair value of non-vested restricted and performance shares are measured at the market price of a share on a grant date.

The pool of excess tax benefits available to absorb future tax deficiencies is based on increases to shareholders’ equity related to tax benefits from share-based compensation, combined with the tax on the cumulative incremental compensation costs previously included in pro forma net income disclosures as if the Company had applied the fair-value method to all awards.

Fair Value Measurements

The Company measures specific assets and liabilities at fair value, which is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When applicable, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability under a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions (see Note 7).

Financial Instruments and Concentrations

The Company’s financial instruments consist of cash, finance receivables, accrued interest, the line of credit and, interest rate swap agreements. Financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash.

As of March 31, 2015, the Company operated in sixteen states through sixty-six branch locations. Florida represented 32% of the finance receivables total as of March 31, 2015. Ohio represented 14%, Georgia represented 10% and North Carolina represented 9% of the finance receivables total as of March 31, 2015. Of the remaining twelve states, no one state represented more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

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

Interest Rate Swap Agreements

Interest rate swap agreements are reported as either assets or liabilities in the consolidated balance sheet at fair value. Interest rate swap agreements are not designated as cash-flow hedges, and accordingly the changes in the fair value are recorded in earnings. The Company does not use interest rate swap agreements for speculative purposes (see Note 6).

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2015, 2014 and 2013 was approximately $7,304,000, $10,837,000 and $11,273,000, respectively. Cash paid for interest, including debt origination costs for the years ended March 31, 2015, 2014 and 2013 was approximately $6,124,000, $5,673,000 and $5,043,000, respectively.

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted. The Company does not believe the adoption of this ASU will have a significant impact on the consolidated financial statements.

The Company does not believe there are any other recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s consolidated financial statements.

3. Finance Receivables

Finance receivables consist of Contracts and Direct Loans, each of which comprise a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The Company purchases individual Contracts from new and used automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given Contract once the assignment of that Contract is complete. The dealer has no vested interest in the performance of any Contract the Company purchases. The Company charges-off receivables when an individual account has become more than 120 days contractually delinquent. In the event of repossession, the charge-off will occur in the month in which the vehicle was repossessed.

Contracts included in finance receivables are detailed as follows as of fiscal years ended March 31:

	2015	2014	2013
Indirect finance receivables, gross contract	$447,042,854	$413,613,292	$386,940,093
Unearned interest	(136,895,592)	(121,996,483)	(111,121,493)

Indirect finance receivables, net of unearned interest	310,147,262	291,616,809	275,818,600
Unearned dealer discounts	(17,779,690)	(17,214,269)	(16,415,169)

Indirect finance receivables, net of unearned interest and unearned dealer discounts	292,367,572	274,402,540	259,403,431
Allowance for credit losses	(11,325,222)	(12,889,082)	(16,090,652)

Indirect finance receivables, net	$281,042,350	$261,513,458	$243,312,779

The terms of the Contracts range from 12 to 72 months and bear a weighted average contractual interest rate of 22.86% and 23.08% as of March 31, 2015 and 2014, respectively.

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	2015	2014	2013
Balance at beginning of year	$12,889,082	$16,090,652	$19,499,208
Provision for credit losses	20,008,166	14,693,841	13,252,382
Losses absorbed	(25,041,833)	(21,690,010)	(19,851,080)
Recoveries	3,469,807	3,794,599	3,190,142

Balance at end of year	$11,325,222	$12,889,082	$16,090,652

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of March 31, 2015, the average model year of vehicles collateralizing the portfolio was 2007. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 96%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

Direct Loans are also included in finance receivables and are detailed as follows as of fiscal years ended March 31:

	2015	2014	2013
Direct finance receivables, gross contract	$10,931,904	$10,730,901	$8,781,637
Unearned interest	(2,367,404)	(2,310,486)	(1,800,698)

Direct finance receivables, net of unearned interest	8,564,500	8,420,415	6,980,939
Allowance for credit losses	(702,790)	(590,278)	(467,917)

Direct finance receivables, net	$7,861,710	$7,830,137	$6,513,022

The terms of the Direct Loans range from 6 to 48 months and bear a weighted average contractual interest rate of 26.14% and 26.32% as of March 31, 2015 and 2014, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	2015	2014	2013
Balance at beginning of year	$590,278	$467,917	$492,184
Provision for credit losses	362,364	285,375	139,493
Losses absorbed	(278,333)	(192,156)	(190,871)
Recoveries	28,481	29,142	27,111

Balance at end of year	$702,790	$590,278	$467,917

Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of March 31, 2015, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

3. Finance Receivables (continued)

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

The following table is an assessment of the credit quality by creditworthiness as of March 31, and excludes Chapter 13 Bankrupt accounts.

	2015		2014
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$438,317,584	$10,855,209	$405,691,402	$10,656,685
Non-performing accounts	4,765,425	56,636	4,840,819	47,860

Total	$443,083,009	$10,911,845	$410,532,221	$10,704,545
Chapter 13 bankrupt accounts, net of unearned interest	3,959,845	20,059	3,081,071	26,356

Finance receivables, gross contract	$447,042,854	$10,931,904	$413,613,292	$10,730,901

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding any Chapter 13 bankrupt accounts:

Contracts	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
March 31, 2015	$443,083,009	$13,694,370	$3,435,332	$1,330,093	$18,459,795
		3.09%	0.78%	0.30%	4.17%
March 31, 2014	$410,532,221	$11,713,021	$2,944,228	$1,896,591	$16,553,840
		2.85%	0.72%	0.46%	4.03%
March 31, 2013	$386,324,595	$10,421,500	$2,631,617	$1,188,160	$14,241,277
		2.70%	0.68%	0.31%	3.69%

Direct Loans	Gross Balance Outstanding	30 – 59 days	60 – 89 days	90 + days	Total
March 31, 2015	$10,911,845	$122,718	$41,984	$14,652	$179,354
		1.12%	0.39%	0.13%	1.64%
March 31, 2014	$10,704,545	$143,624	$25,345	$22,515	$191,484
		1.34%	0.23%	0.21%	1.78%
March 31, 2013	$8,781,637	$72,364	$21,509	$13,790	$107,663
		0.82%	0.25%	0.16%	1.23%

4. Property and Equipment

Property and equipment as of March 31, 2015 and 2014 is summarized as follows:

	Cost	Accumulated Depreciation	Net Book Value
2015
Automobiles	$613,222	$364,685	$248,537
Equipment	906,406	515,922	390,484
Furniture and fixtures	485,696	390,864	94,832
Leasehold improvements	1,103,259	964,978	138,281

	$3,108,583	$2,236,449	$872,134

2014
Automobiles	$616,512	$289,419	$327,093
Equipment	914,347	625,310	289,037
Furniture and fixtures	463,395	364,634	98,761
Leasehold improvements	1,118,142	963,340	154,802

	$3,112,396	$2,242,703	$869,693

5. Line of Credit

On January 31, 2015 the Company executed an amendment with its consortium of lenders. Included in the amendment was an increase in the size of the credit facility (the “Line”) from $150,000,000 to $225,000,000 once the tender offer (see Note 1) became effective which was executed on March 13, 2015. The pricing of the Line, which did not change, expires on January 30, 2018, is 300 basis points above 1-month LIBOR with a 1% floor on LIBOR (4.00% at March 31, 2015 and March 31, 2014). Pledged as collateral for this Line are all of the assets of the Company. The outstanding amount of the Line was $199,000,000 and $127,900,000 as of March 31, 2015 and March 31, 2014, respectively. The amount available under the Line was approximately $26,000,000 and $22,100,000 as of March 31, 2015 and March 31, 2014, respectively.

The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new Line as long as the Company is in compliance with a net income covenant. As of March 31, 2015, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. As of the twelve months ended March 31, 2015 and 2014, no new contracts were initiated and no contracts matured.

The Company currently has two interest rate swap agreements. A June 4, 2012 interest rate swap agreement provides for a five-year term in which the Company pays a fixed rate of 1% and receives payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement has an effective date of June 13, 2012 and a notional amount of $25,000,000. A July 30, 2012 agreement provides for a five-year term in which the Company pays a fixed rate of 0.87% and receives payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement has an effective date of August 13, 2012 and a notional amount of $25,000,000.

The locations and amounts of (losses) gains recognized in income are detailed as follows for the fiscal years ended March 31:

	2015	2014
Periodic change in fair value of interest rate swap agreements	$(364,378)	$688,455
Periodic settlement differentials included in interest expense	(392,797)	(383,028)

(Loss) gain recognized in income	$(757,175)	$305,427

6. Interest Rate Swap Agreements (continued)

Net realized losses and gains from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income.

The following table summarizes the average variable rates received and average fixed rates paid under the interest rate swap agreements as of March 31:

	2015	2014
Average variable rate received	0.16%	0.18%
Average fixed rate paid	0.94%	0.94%

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

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
March 31, 2015 – liability:	$—	$(180,775)	$—	$(180,775)
March 31, 2014 – asset:	$—	$183,603	$—	$183,603

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of finance receivables and the Line. For each of these financial instruments the carrying value approximates fair value.

Finance receivables, net approximates fair value based on the price paid to acquire Contracts. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the Contracts range from 12 to 72 months. The initial terms of the Direct Loans range from 6 to 48 months. In addition, there have been minimal decreases in interest rates and purchase discounts related to these types of loans due to the competitive nature of the current market. If liquidated outside of the normal course of business, the amount received may not be the carrying value.

7. Fair Value Disclosures (continued)

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of March 31, 2015 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Cash:
March 31, 2015	$3,388,193	$—	$—	$3,388,193
March 31, 2014	$2,635,036	$—	$—	$2,635,036
Finance receivables:
March 31, 2015	$—	$—	$288,904,000	$288,904,000
March 31, 2014	$—	$—	$269,344,000	$269,344,000
Line of credit:
March 31, 2015	$—	$199,000,000	$—	$199,000,000
March 31, 2014	$—	$127,900,000	$—	$127,900,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 and 2014.

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	2015	2014	2013
Current:
Federal	$7,688,428	$8,709,338	$10,187,010
State	1,196,034	1,393,675	1,661,860

Total current	8,884,462	10,103,013	11,848,870

Deferred:
Federal	308,090	1,474,425	598,674
State	47,927	235,940	97,665

Total deferred	356,017	1,710,365	696,339

Income tax expense	$9,240,479	$11,813,378	$12,545,209

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	2015	2014
Allowance for credit losses not currently deductible for tax purposes	$5,552,437	$6,106,725
Share-based compensation	514,259	443,623
Interest rate swap agreements	69,201	(70,283)
Other items	224,682	236,531

Deferred income taxes	$6,360,579	$6,716,596

8. Income Taxes (continued)

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	2015	2014	2013
Provision for income taxes at Federal statutory rate	$9,133,730	$9,980,855	$11,370,154
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	808,574	1,059,249	1,143,692
Transaction costs	(733,689)	733,689	—
Other	31,864	39,585	31,363

Income tax expense	$9,240,479	$11,813,378	$12,545,209

The Company’s effective tax rate decreased to 35.41% in fiscal 2015 from 41.43% in fiscal 2014 and 38.61% in fiscal 2013. The Company had approximately $2,096,000 of previously non-deductible expenses associated with the potential sale of the Company in 2014 (see Note 12). Since the sale of the Company was not consummated, the $2,096,000 became deductible in 2015 creating a favorable effective tax rate.

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

The Company did not grant any options during the year ended March 31, 2014. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2015	2013
Risk-free interest rate	1.68%	0.71%
Weighted average expected original term	5 years	5 years
Expected volatility	23%	48%
Expected dividend yield	3.65%	3.20%

9. Share-Based Payments (continued)

A summary of option activity under the Equity Plans as of March 31, 2015, and changes during the year are presented below.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2014	372,881	$5.45
Granted	145,000	$13.62
Exercised	(150,911)	$2.58
Forfeited	(3,480)	$9.49

Outstanding at March 31, 2015	363,490	$9.86	6.53	$1,537,174

Exercisable at March 31, 2015	166,957	$6.27	3.95	$1,292,143

The Company granted 145,000 options with a weighted average fair value of $1.88 during the year ended March 31, 2015. The total intrinsic value of options exercised during the years ended March 31, 2015, 2014 and 2013 was approximately $1,829,000, $699,000 and $685,000 respectively.

During the fiscal year ended March 31, 2015, 150,911 options were exercised at exercise prices ranging from $0.35 to $10.96 per share. During the same period 3,480 options were forfeited at exercise prices ranging from $3.60 to $10.87 per share.

Cash received from options exercised during the fiscal years ended March 31, 2015, 2014 and 2013 totaled approximately $389,000, $329,000 and $612,000, respectively. Related income tax benefits during the same periods totaled approximately $700,000, $267,000 and $262,000, respectively. Such amounts are included in proceeds from exercise of stock options and excess tax benefit on share awards under cash flows from financing activities in the consolidated statements of cash flows. As of March 31, 2015, there was approximately $374,000 of total unrecognized compensation cost related to options granted. That cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

A summary of the status of the Company’s non-vested restricted shares under the 2006 Plan as of March 31, 2015, and changes during the year then ended is presented below.

Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2014	50,000	$12.92
Granted	44,000	$14.22
Vested	(5,000)	$12.87
Forfeited	—	$—

Non-vested at March 31, 2015	89,000	$13.56	1.64	$1,246,890

The Company awarded 44,000 restricted shares during the fiscal year ended March 31, 2015. During the same period no restricted shares were forfeited.

As of March 31, 2015, there was approximately $581,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the 2006 Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.64 years.

The Company did not award any performance shares during the fiscal year ended March 31, 2015 or March 31, 2014 and none are non-vested.

As of March 31, 2015, there was no unrecognized compensation cost related to non-vested performance share awards granted under the 2006 Plan.

10. Employee Benefit Plans

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company matches, based on annually determined factors, employee contributions provided the employee completes certain levels of service annually. For the plan (calendar) years 2015, 2014 and 2013, the Board of Directors suspended the Company’s matching. The Board will re-evaluate the Company’s matching policy for plan year 2016 later this year. For the fiscal years ended March 31, 2015, 2014 and 2013, the Company recorded expenses of approximately $7,000, $7,000, and $6,500, respectively, related to this plan.

11. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Fiscal Year ending March 31:
2016	$1,936,435
2017	1,290,195
2018	901,413
2019	622,110
2020	398,862

$5,149,015

Rent expense for the fiscal years ended March 31, 2015, 2014, and 2013 was approximately $2,128,000, $1,995,000 and $1,933,000 respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

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

The termination deadline for completion of the Arrangement was June 12, 2014. On June 11, 2014, the Company’s Board of Directors determined to terminate the Arrangement Agreement effective immediately on the basis that certain conditions requisite to consummation of the Arrangement could not be satisfied by the termination deadline. The Board of Directors further determined to continue to retain Janney Montgomery Scott LLC as its independent financial advisor to assist the Board in evaluating strategic alternatives for the Company, including, but not limited to, the possible sale of the Company to Prospect or another third party, potential acquisition and expansion opportunities, and/or a possible debt or equity financing.

13. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$21,332,514	$21,723,072	$21,800,765	$21,933,607
Interest expense	1,448,585	1,485,193	1,457,919	1,578,737
Provision for credit losses	4,231,815	5,154,235	5,796,648	5,187,832
Non-interest expense	8,920,889	8,088,886	8,407,719	8,935,129

Operating income before income taxes	6,731,225	6,994,758	6,138,479	6,231,909
Income tax expense	1,822,037	2,665,057	2,368,923	2,384,462

Net income	$4,909,188	$4,329,701	$3,769,556	$3,847,447

Earnings per share:
Basic	$0.40	$0.36	$0.31	$0.34

Diluted	$0.40	$0.35	$0.30	$0.33

Dividends per share	$—	$—	$—	$—

	Fiscal Year ended March 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$20,475,735	$20,948,924	$20,761,230	$20,443,054
Interest expense	1,404,906	1,442,898	1,441,175	1,389,209
Provision for credit losses	2,641,791	3,973,104	4,183,035	4,181,286
Non-interest expense	7,163,565	8,329,886	8,477,233	9,484,125

Operating income before income taxes	9,265,473	7,203,036	6,659,787	5,388,434
Income tax expense	3,564,980	2,886,484	2,833,019	2,528,895

Net income	$5,700,493	$4,316,552	$3,826,768	$2,859,539

Earnings per share:
Basic	$0.47	$0.36	$0.32	$0.24

Diluted	$0.46	$0.35	$0.31	$0.23

Dividends per share	$0.12	$0.12	$—	$—

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on management’s evaluation under the framework in Internal Control-Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2015.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2015, as stated in their report, which is included below.

June 15, 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited Nicholas Financial, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“ the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Nicholas Financial, Inc. as of and for the year ended March 31, 2015, and our report dated June 15, 2015, expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP
Atlanta, Georgia
June 15, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information to be set forth under the captions “Proposal 1: Election of Directors,” “Board of Directors,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders of the Company, which will be filed with the SEC on or about July 6, 2015 (the “Proxy Statement”), is incorporated herein by reference.

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

The information to be set forth under the caption “Voting Shares and Ownership of Management and Principal Holders” in the Proxy Statement is incorporated herein by reference. See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans” on page 18 of this Report for certain information relating to the Company’s equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, Director Independence and Board of Directors

The information to be set forth under the captions “Board of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information to be set forth under the caption “Proposal 2: Ratification of Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Part II, Item 8, of this Report.

(2)	Financial Statement Schedules

All financial schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4	Form of Common Stock Certificate (3)

10.1	Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (4)

10.2	Amendment No. 1, dated as of September 1, 2011, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (5)

10.3	Amendment No. 2, dated as of December 21, 2012, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (6)

10.4	Amendment No. 3, dated as of November 14, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (7)

10.5	Amendment No. 4, dated as of January 30, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (8)

10.6	Nicholas Financial, Inc. Employee Stock Option Plan (9)*

10.7	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan (10)*

10.8	Employment Agreement (as Amended and Restated), dated June 30, 2014, between Nicholas Financial, Inc. and Ralph T. Finkenbrink, President and Chief Executive Officer (11)*

10.9	Employment Agreement, dated June 30, 2014, between Nicholas Financial, Inc. and Kevin D. Bates, Senior Vice President-Branch Operations (12)*

10.10	Summary of Fiscal 2014/2015/2016 Annual Incentive Programs*

10.11	Nicholas Financial, Inc. Equity Incentive Plan (13)*

10.12	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award (14)*

10.13	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award (15)*

10.14	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award (16)*

10.15	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc. (17)

10.16	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (18)

10.17	Letter Agreement, dated June 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (19)

10.18	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc. (20)

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documen

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2009, as filed with the SEC on March 23, 2010.
(5)	Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, as filed with the SEC on November 9, 2011.
(6)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 14, 2014, as filed with the SEC on November 18, 2014.

(8)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on From 10-Q for the fiscal quarter ended December 31, 2014, as filed with the SEC on February 9, 2015.
(9)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81967).
(10)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81961).
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 25, 2014, as filed with the SEC on July 1, 2014.
(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 25, 2014, as filed with the SEC on July 1, 2014.
(13)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders, as filed with the SEC on June 30, 2006.
(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(17)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215), as filed with the SEC on April 7, 2004
(18)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(19)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(20)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
Dated: June 15, 2015
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

Signature	Title	Date

/s/ Ralph T. Finkenbrink	Chief Executive Officer, President and Director	June 15, 2015
Ralph T. Finkenbrink

/s/ Katie L. MacGillivary	Chief Financial Officer, Vice President - Finance	June 15, 2015
Katie L. MacGillivary

/s/ Kevin D. Bates	Sr. Vice President-Branch Operations and Director	June 15, 2015
Kevin D. Bates

/s/ Stephen Bragin	Director	June 15, 2015
Stephen Bragin

/s/ Alton R. Neal	Director	June 15, 2015
Alton R. Neal

/s/ Scott Fink	Director	June 15, 2015
Scott Fink

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc.*

3.2	Notice of Articles of Nicholas Financial, Inc.*

4	Form of Common Stock Certificate*

10.1	Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.2	Amendment No. 1, dated as of September 1, 2011, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.3	Amendment No. 2, dated as of December 21, 2012, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.4	Amendment No. 3, dated as of November 14, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.5	Amendment No. 4, dated as of January 30, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.6	Nicholas Financial, Inc. Employee Stock Option Plan*

10.7	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan*

10.8	Employment Agreement (as Amended and Restated), dated June 30, 2014, between Nicholas Financial, Inc. and Ralph T. Finkenbrink, President and Chief Executive Officer*

10.9	Employment Agreement, dated June 30, 2014, between Nicholas Financial, Inc. and Kevin D. Bates, Senior Vice President-Branch Operations*

10.10	Summary of Fiscal 2014/2015/2016 Annual Incentive Bonus Programs

10.11	Nicholas Financial, Inc. Equity Incentive Plan*

10.12	Form of Nicholas Financial, Inc. Equity Incentive Plan Stock Option Award*

10.13	Form of Nicholas Financial, Inc. Equity Incentive Plan Restricted Stock Award*

10.14	Form of Nicholas Financial, Inc. Equity Incentive Plan Performance Share Award*

10.15	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc.*

10.16	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction*

10.17	Letter Agreement, dated July 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction*

10.18	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc.*

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.