Form 10-Q
period 2015-06-30
NICHOLAS FINANCIAL INC
filed 2015-08-10
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

As of July 31, 2015, 12,424,285 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,710,481 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	March 31,
	2015	2015
	(Unaudited)
Assets
Cash	$1,230,966	$3,388,193
Finance receivables, net	300,496,655	288,904,060
Assets held for resale	2,112,465	1,746,887
Income taxes receivable	—	112,984
Prepaid expenses and other assets	993,133	1,143,754
Property and equipment, net	940,668	872,134
Deferred income taxes	6,537,547	6,360,579

Total assets	$312,311,434	$302,528,591

Liabilities and shareholders’ equity
Line of credit	$203,000,000	$199,000,000
Drafts payable	1,526,175	2,475,573
Interest rate swap agreements	224,337	180,775
Accounts payable and accrued expenses	8,099,345	7,841,070
Income taxes payable	2,337,010	—
Deferred revenues	3,429,810	3,143,231

Total liabilities	218,616,677	212,640,649
Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued
Common stock, no par: 50,000,000 shares authorized; 12,422,085 and 12,415,785 shares issued, respectively; and 7,708,281 and 7,701,981 shares outstanding, respectively	32,841,953	32,655,130
Treasury stock: 4,713,804 common shares, at cost	(70,459,323)	(70,408,854)
Retained earnings	131,312,127	127,641,666

Total shareholders’ equity	93,694,757	89,887,942

Total liabilities and shareholders’ equity	$312,311,434	$302,528,591

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2015	2014
Interest and fee income on finance receivables	$22,025,138	$21,332,514
Expenses:
Marketing	391,986	402,867
Salaries and employee benefits	5,585,385	5,221,180
Professional Fees	448,383	617,848
Administrative	2,350,281	2,376,124
Provision for credit losses	4,989,436	4,231,815
Depreciation	94,710	90,583
Interest expense	2,166,408	1,448,585
Change in fair value of interest rate swap agreements	43,562	212,287

	16,070,151	14,601,289

Operating income before income taxes	5,954,987	6,731,225
Income tax expense	2,284,526	1,822,037

Net income	$3,670,461	$4,909,188

Earnings per share:
Basic	$0.48	$0.40

Diluted	$0.47	$0.40

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$3,670,461	$4,909,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94,710	90,583
Gain on sale of property and equipment	(14,501)	—
Provision for credit losses	4,989,436	4,231,815
Amortization of dealer discounts	(3,285,763)	(3,283,641)
Deferred income taxes	(176,968)	(292,460)
Share-based compensation	130,306	116,023
Change in fair value of interest rate swap agreements	43,562	212,287
Changes in operating assets and liabilities:
Prepaid expenses and other assets	175,620	76,898
Accounts payable and accrued expenses	258,276	(1,343,750)
Income taxes payable and receivable	2,449,994	2,030,328
Deferred revenues	286,579	255,254

Net cash provided by operating activities	8,621,712	7,002,525

Cash flows from investing activities
Purchase and origination of finance receivables	(48,332,367)	(43,142,921)
Principal payments received	35,036,099	33,365,083
Increase in assets held for resale	(365,578)	(343,700)
Purchase of property and equipment	(164,743)	(118,001)
Proceeds from sale of property and equipment	16,000	—

Net cash used in investing activities	(13,810,589)	(10,239,539)

Cash flows from financing activities
Net draws on line of credit	4,000,000	3,500,000
Change in drafts payable	(949,398)	(714,951)
Payment of debt costs	(25,000)	—
Expenses related to prior purchase of treasury shares	(50,469)	—
Proceeds from exercise of stock options	54,016	71,716
Excess tax benefits from share-based compensation	2,501	36,182

Net cash provided by financing activities	3,031,650	2,892,947

Net decrease in cash	(2,157,227)	(344,067)
Cash, beginning of period	3,388,193	2,635,036

Cash, end of period	$1,230,966	$2,290,969

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2015, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 15, 2015. The March 31, 2015 consolidated balance sheet included herein has been derived from the March 31, 2015 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended June 30, 2015 and 2014 was 7.54% and 8.19%, respectively in relation to the total amount financed.

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

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended June 30,
	2015	2014
Numerator for earnings per share – net income	$3,670,461	$4,909,188

Denominator:
Denominator for basic earnings per share – weighted average shares	7,616,293	12,178,293
Effect of dilutive securities:
Stock options and other share awards	127,469	184,909

Denominator for diluted earnings per share	7,743,762	12,363,202

Earnings per share:
Basic	$0.48	$0.40

Diluted	$0.47	$0.40

For the three months ended June 30, 2015 and 2014, potential shares of common stock from stock options totaling 155,000 and 90,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. Please see Note 10 – “Tender Offer” for information regarding the decrease of the weighted average shares for the three months ended June 30, 2015.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	June 30,	March 31,
	2015	2015
Finance receivables, gross contract	$478,766,546	$457,974,758
Unearned interest	(147,552,467)	(139,262,996)

Finance receivables, net of unearned interest	331,214,079	318,711,762
Unearned dealer discounts	(18,439,140)	(17,779,690)

Finance receivables, net of unearned interest and unearned dealer discounts	312,774,939	300,932,072
Allowance for credit losses	(12,278,284)	(12,028,012)

Finance receivables, net	$300,496,655	$288,904,060

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 48 months. The Contracts and Direct Loans bear a weighted average effective interest rate of 22.81% and 25.89% as of June 30, 2015, respectively and 22.86% and 26.14% as of March 31, 2015, respectively.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended June 30,
	2015	2014
Balance at beginning of period	$11,325,222	$12,889,082
Current period provision	4,886,470	4,073,398
Losses absorbed	(5,522,828)	(4,849,623)
Recoveries	834,663	821,048

Balance at end of period	$11,523,527	$12,933,905

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of June 30, 2015, the average model year of vehicles collateralizing the portfolio was a 2007 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 96%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended June 30,
	2015	2014
Balance at beginning of period	$702,790	$590,278
Current period provision	102,966	158,418
Losses absorbed	(58,977)	(54,101)
Recoveries	7,978	12,365

Balance at end of period	$754,757	$706,960

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of June 30, 2015, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	June 30, 2015		June 30, 2014
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$456,697,990	$11,312,987	$420,006,795	$11,118,330
Non-performing accounts	6,697,909	58,992	5,889,676	57,331

Total	$463,395,899	$11,371,979	$425,896,471	$11,175,661
Chapter 13 bankrupt accounts	3,957,591	41,077	3,406,769	27,458

Finance receivables, gross contract	$467,353,490	$11,413,056	$429,303,240	$11,203,119

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankrupt accounts:

Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2015	$463,395,899	$18,878,551	$4,798,801	$1,899,108	$25,576,460
		4.07%	1.04%	0.41%	5.52%
June 30, 2014	$425,896,471	$16,433,351	$4,346,201	$1,543,475	$22,323,027
		3.86%	1.02%	0.36%	5.24%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2015	$11,371,979	$156,356	$35,440	$23,552	$215,348
		1.37%	0.31%	0.21%	1.89%
June 30, 2014	$11,175,661	$183,159	$41,491	$15,840	$240,490
		1.64%	0.37%	0.14%	2.15%

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $225,000,000. The pricing of the Line, which expires on January 30, 2018, is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at June 30, 2015 and March 31, 2015). Pledged as collateral for this Line are all of the assets of the Company. The outstanding amount of the Line was $203,000,000 and $199,000,000 as of June 30, 2015 and March 31, 2015, respectively. The amount available under the Line was approximately $22,000,000 and $26,000,000 as of June 30, 2015 and March 31, 2015, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of June 30, 2015, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

As of the three months ended June 30, 2015 and 2014 no new contracts were initiated and no contracts matured.

The Company currently has two interest rate swap agreements. A June 4, 2012 interest rate swap agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 1% and receives payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement had an effective date of June 13, 2012 and a notional amount of $25,000,000. A July 30, 2012 agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 0.87% and receives payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement had an effective date of August 13, 2012 and a notional amount of $25,000,000.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The locations and amounts of (gains) losses in income are as follows:

	Three months ended June 30,
	2015	2014
Periodic change in fair value of interest rate swap agreements	$43,562	$212,287
Periodic settlement differentials included in interest expense	94,953	98,992

Loss recognized in income	$138,515	$311,279

Net realized gains and losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended June 30,
	2015	2014
Variable rate received	0.18%	0.15%
Fixed rate paid	0.94%	0.94%

7. Income Taxes

The provision for income taxes increased to approximately $2.3 million for the three months ended June 30, 2015 from approximately $1.8 million for the three months ended June 30, 2014. The Company’s effective tax rate increased to 38.36% for the three months ended June 30, 2015 from 27.07% for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2014 was unusually low due to certain professional fees totaling approximately $1.2 million associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
June 30, 2015 – liability:	$—	$(224,337)	$—	$(224,337)
March 31, 2015 – liability:	$—	$(180,775)	$—	$(180,775)

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash, finance receivables and the Line. For finance receivables and the Line the carrying value approximates fair value.

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

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of June 30, 2015 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Finance receivables:
June 15, 2015	$—	$—	$300,497,000	$300,497,000
March 31, 2015	$—	$—	$288,904,000	$288,904,000
Line of credit:
June, 2015	$—	$203,000,000	$—	$203,000,000
March 31, 2015	$—	$199,000,000	$—	$199,000,000

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

10. Tender Offer

On March 19, 2015, the Company announced the final results of the modified “Dutch auction” tender offer for the purchase of approximately 4.7 million shares of the Company’s common shares by its principal operating subsidiary. The tender offer expired on March 13, 2015. Total payments for common shares, including costs were approximately $70,459,000. Such costs were recorded as an increase to treasury stock, reducing shareholders’ equity.

The aggregate number of common shares purchased in the tender offer by Nicholas represented approximately 38.0% of the Company’s outstanding common shares as of March 17, 2015. Following settlement of the tender offer, the Company had approximately 7,701,981 common shares outstanding.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

11. Recently Issued Accounting Standards

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU would permit public entities to adopt the ASU early, but not before the original effective date (i.e., annual periods beginning after December 15, 2016). Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of this ASU on the Company’s Consolidated Condensed Financial Statements.

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

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this quarterly report below.

Regulatory Developments

As previously reported, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products, such as Contracts and the Direct Loans that we offer, including explicit supervisory authority to examine and require registration of installment lenders such as ourselves. Included among the powers afforded to the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products. Any such rules could have a material adverse effect on our business, results of operation and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance.

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

Introduction

Diluted net earnings increased 18% to $0.47 for the three-month period ended June 30, 2015 as compared to $0.40 for the corresponding period ended June 30, 2014. Net earnings were $3,670,000 and $4,909,000 for the three months ended June 30, 2015 and 2014, respectively. Revenue increased 3% to $22,025,000 for the three months ended June 30, 2015 as compared to $21,333,000 for the three months ended June 30, 2014.

Our earnings per share for the three months ended June 30, 2015, were positively impacted by the Company’s purchase of 4.7 million shares of the Company’s common shares by its principal operating subsidiary on March 19, 2015. Our net earnings were negatively affected by a reduction in the gross portfolio yield and an increase in the provision for credit losses, which are primarily the result of increased competition, compared to the corresponding period ended June 30, 2014. Results for the three months ended June 30, 2014 were positively affected by a decrease in income tax expense of $804,000 or $0.07 per share. This reduction related to professional fees associated with the previously announced potential sale of the Company that were not initially deductible for income tax purposes, but became deductible as a result of the termination of the Arrangement Agreement as announced on July 1, 2014.

	Three months ended June 30,
	2015	2014
Portfolio Summary
Average finance receivables, net of unearned interest (1)	$324,951,154	$304,915,588

Average indebtedness (2)	$201,085,996	$129,837,500

Interest and fee income on finance receivables	$22,025,138	$21,332,514
Interest expense	2,166,408	1,448,586

Net interest and fee income on finance receivables	$19,858,730	$19,883,928

Weighted average contractual rate (3)	22.88%	23.12%

Average cost of borrowed funds (2)	4.31%	4.46%

Gross portfolio yield (4)	27.11%	27.98%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.67%	1.90%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	6.14%	5.55%

Net portfolio yield (4)	18.30%	20.53%
Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of average finance receivables, net of unearned interest (5)	10.92%	11.42%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (6)	7.38%	9.11%

Write-off to liquidation (7)	6.99%	6.44%
Net charge-off percentage (8)	5.83%	5.34%

Note: All three-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts and Direct Loans as of the period ending date.
(4)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(5)	The numerator for the three months ended June 30, 2014 includes expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 11.00%.
(6)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, administrative, and professional fees) as a percentage of average finance receivables, net of unearned interest.
(7)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.
(8)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2015 compared to three months June 30, 2014

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 3.3% to approximately $22.0 million for the three-month period ended June 30, 2015 from $21.3 million for the corresponding period ended June 30, 2014. Average finance receivables, net of unearned interest equaled approximately $325.0 million for the three-month period ended June 30, 2015, an increase of 6.6% from $304.9 million for the corresponding period ended June 30, 2014. The primary reason average finance receivables, net of unearned interest increased was the increase of the receivable base of several existing branches in younger markets and one new branch (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 8.7% to approximately $478.8 million as of June 30, 2015, from $440.5 million as of June 30, 2014. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 27.11% for the three-month period ended June 30, 2015 compared to 27.98% for the three-month period ended June 30, 2014. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount, which is primarily the result of increased competition. The average dealer discount associated with new volume for the three months ended June 30, 2015 and 2014 was 7.54% and 8.19%, respectively in relation to the total amount financed. The net portfolio yield decreased to 18.30% for the three-month period ended June 30, 2015 from 20.53% for the corresponding period ended June 30, 2014. The net portfolio yield decreased due to a decrease in the gross portfolio yield, an increase in the provision for credit losses, and an increase in interest expense (see “Analysis of Credit Losses” and “Interest Expense” below).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses increased to approximately $8.9 million for the three-month period ended June 30, 2015 from approximately $8.7 million for the corresponding period ended June 30, 2014. The increase was primarily related to the Company operating 68 and 66 branch locations as of June 30, 2015 and 2014, respectively. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.92% for the three-month period ended June 30, 2015 from 11.42% for the three-month period ended June 30, 2015. For the three months ended June 30, 2014, the numerator includes expenses associated with the potential sale of the Company. Absent these costs, the percentage would have been 11.00%.

Interest Expense

Interest expense increased to approximately $2.2 million for the three-month period ended June 30, 2015 from $1.5 million for the three-month period ended June 30, 2014. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2015	2014
Variable interest under the line of credit facility	0.29%	0.29%
Settlements under interest rate swap agreements	0.19%	0.30%
Credit spread under the line of credit facility	3.83%	3.87%

Average cost of borrowed funds	4.31%	4.46%

The Company’s average cost of funds decreased mostly due to the swaps not increasing proportionately to total average debt as of June 30, 2015 as compared to June 30, 2014. The total average debt increased in March 2015 due to the tender offer.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the three-month periods ended June 30, 2015 and 2014. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the sixteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended June 30, 2015 and 2014, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended June 30,
State	2015	2014
FL	$15,773,556	$15,175,792
GA	5,172,571	5,247,446
NC	3,836,713	3,990,023
SC	1,708,998	1,086,325
OH	7,133,386	6,099,123
MI	1,861,250	1,966,102
VA	1,485,124	1,408,356
IN	2,045,149	2,000,891
KY	2,434,281	2,225,752
MD	849,312	1,249,570
AL	1,899,898	1,510,745
TN	1,778,224	1,550,917
IL	2,087,456	1,081,316
MO	2,262,252	1,743,740
KS	759,716	433,504
TX	1,286,686	—

Total	$52,374,572	$46,769,602

	Three months ended June 30,
Contracts	2015	2014
Purchases	$52,374,572	$46,769,602
Weighted APR	22.67%	23.01%
Average discount	7.54%	8.19%
Weighted average term (months)	56	54
Average loan	$11,381	$11,020
Number of Contracts	4,602	4,244

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended June 30,
Direct Loans Originated	2015	2014
Originations	$2,651,298	$2,665,547
Weighted APR	25.62%	26.69%
Weighted average term (months)	30	30
Average loan	$3,573	$3,578
Number of loans	742	745

Analysis of Credit Losses

As of June 30, 2015, the Company had 1,456 active static pools. The average pool upon inception consisted of 61 Contracts with aggregate finance receivables, net of unearned interest, of approximately $664,000.

The Company anticipates losses absorbed as a percentage of liquidation (see note 7 in the Portfolio Summary table on page 14 for the definition of write-off to liquidation) will be in the 8%-10% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of continued fierce competition. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, repossessed car resale rates, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations; however, the weighted average term increased to 56 months from 54 months of Contracts purchased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

The provision for credit losses increased to approximately $5.0 million from approximately $4.2 million for the three months ended June 30, 2015 and 2014, respectively. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools which has resulted in an increase in expected future cash flows. However, due to increased competition in more recent periods, the percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines has increased. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, has also increased to approximately 96% as of June 30, 2015 from 95% as of June 30, 2014. Static pools originated during fiscal 2015 and 2014, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. Consequently, if this trend continues, the Company would expect the provision for credit losses to remain higher for future static pools. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb incurred losses in the existing portfolio was greater than the provision compared to the three months ended June 30, 2014. The Company’s losses as a percentage of liquidation increased to 6.99% from 6.44% for the three months ended June 30, 2015 and 2014, respectively. The Company has also experienced increased losses in part due to a small decrease in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended June 30, 2015 and 2014, auction proceeds from the sale of repossessed vehicles averaged approximately 46% and 50%, respectively, of the related principal balance.

The Company considers competition the largest driver of the loss reserve levels; however, the Company also considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. While unemployment rates have stabilized somewhat, they remain elevated, which will make it difficult for improvement in loss rates. The longer-term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate, the rational or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion.

The delinquency percentage for Contracts more than thirty days past due as of June 30, 2015 was 5.52% as compared to 5.24% as of June 30, 2014. The delinquency percentage for Direct Loans more than thirty days past due as of June 30, 2015 was 1.89% as compared to 2.15% as of June 30, 2014. See Note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases in the delinquency percentage for Contracts and the losses as a percentage of liquidation were contemplated in determining the appropriate reserve levels, particularly for less seasoned pools.

Recoveries as a percentage of charge-offs decreased to approximately 15.1% for the three months ended June 30, 2015 from approximately 19.1% for the three months ended June 30, 2014. Historically, recoveries as a percentage of charge-offs fluctuate from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event. From time to time the Company will aggregate charge-off accounts, it deems uncollectable, and sell them to third party recovery specialists.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended June 30, 2015 and June 30, 2014 the Company granted deferrals to approximately 5.27% and 5.17%, respectively of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

The provision for income taxes increased to approximately $2.3 million for the three months ended June 30, 2015 from approximately $1.8 million for the three months ended June 30, 2014. The Company’s effective tax rate increased to 38.36% for the three months ended June 30, 2015 from 27.07% for the three months ended June 30, 2014. The lower effective rate for the three months ended June 30, 2014 was related to certain professional fees associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended Jume 30,
	2015	2014
Cash provided by (used in):
Operating activities	$8,621,712	$7,002,525
Investing activities (primarily purchase of Contracts)	(13,810,589)	(10,239,539)
Financing activities	3,031,650	2,892,947

Net decrease in cash	$(2,157,227)	$(344,067)

The Company’s primary use of working capital during the three months ended June 30, 2015, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of January 31, 2018. The Company may borrow up to $225.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of June 30, 2015, the amount outstanding under the Line was approximately $203.0 million, and the amount available under the Line was approximately $22.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $4.0 million during the three months ended June 30, 2015. The increase of the Line is principally related to the fact that cash needed to fund new contracts exceeded cash received from operations. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants.

Contractual Obligations

The following table summarizes the Company’s material obligations as of June 30, 2015.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$5,622,051	$2,014,726	$2,532,967	$1,074,358	$—
Line of credit	203,000,000	—	203,000,000	—	—
Interest on Line[1]	22,602,358	8,749,300	13,853,058	—	—

Total	$231,224,409	$10,764,026	$219,386,025	$1,074,358	$—

1.	The Company’s Line matures on January 30, 2018. Interest on outstanding borrowings under the Line as of June 30, 2015, is based on an effective interest rate of 4.31% which includes the estimated effect of the interest rate swap agreements settlements through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of 68 branch locations in sixteen states, including twenty-one in Florida; eight in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana, Missouri, Michigan, Illinois and Alabama; two in Virginia, Tennessee, and South Carolina; and one each in Maryland, Kansas, and Texas. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, twenty-four of our branches meet this capacity. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, may open additional branch locations during fiscal 2016. The Company is also contemplating restructuring two of its current markets, which may eliminate two of its existing branches, during fiscal 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. As of June 30, 2015, $153,000,000, or approximately 75.4% of our total debt, was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points (1.1866% as of June 30, 2015) as of June 30, 2015 applicable to this floating rate debt would have an annual after-tax reduction of approximately $74,000.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: August 10, 2015		/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 10, 2015		/s/ Katie L. MacGillivary
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