Form 10-Q
period 2015-09-30
NICHOLAS FINANCIAL INC
filed 2015-11-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

As of October 29, 2015, 12,430,785 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,716,981 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

TABLE O F CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	March 31,
	2015	2015
	(Unaudited)
Assets
Cash	$1,672,692	$3,388,193
Finance receivables, net	308,109,297	288,904,060
Assets held for resale	2,309,206	1,746,887
Income taxes receivable	662,020	112,984
Prepaid expenses and other assets	803,871	1,143,754
Property and equipment, net	1,368,517	872,134
Deferred income taxes	6,400,490	6,360,579

Total assets	$321,326,093	$302,528,591

Liabilities and shareholders’ equity
Line of credit	$211,161,315	$199,000,000
Drafts payable	1,648,711	2,475,573
Interest rate swap agreements	303,403	180,775
Accounts payable and accrued expenses	7,432,361	7,841,070
Deferred revenues	3,671,174	3,143,231

Total liabilities	224,216,964	212,640,649

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued Common stock, no par: 50,000,000 shares authorized; 12,430,785 and 12,415,785 shares issued, respectively; and 7,716,981 and 7,701,981 shares outstanding, respectively	32,999,984	32,655,130
Treasury stock: 4,713,804 common shares, at cost	(70,459,323)	(70,408,854)
Retained earnings	134,568,468	127,641,666

Total shareholders’ equity	97,109,129	89,887,942

Total liabilities and shareholders’ equity	$321,326,093	$302,528,591

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Interest and fee income on finance receivables	$22,686,834	$21,723,072	$44,711,972	$43,055,586

Expenses:
Marketing	364,319	459,389	756,305	862,256
Salaries and employee benefits	5,498,449	5,120,649	11,083,834	10,341,829
Professional Fees	376,559	192,940	824,942	810,788
Administrative	2,501,794	2,473,775	4,852,075	4,849,899
Provision for credit losses	6,177,120	5,154,235	11,166,556	9,386,050
Depreciation	119,009	93,541	213,719	184,124
Interest expense	2,273,215	1,485,193	4,439,623	2,933,778
Change in fair value of interest rate swap agreements	79,066	(251,408)	122,628	(39,121)

	17,389,531	14,728,314	33,459,682	29,329,603

Operating income before income taxes	5,297,303	6,994,758	11,252,290	13,725,983
Income tax expense	2,040,962	2,665,057	4,325,488	4,487,094

Net income	$3,256,341	$4,329,701	$6,926,802	$9,238,889

Earnings per share:
Basic	$0.43	$0.36	$0.91	$0.76

Diluted	$0.42	$0.35	$0.89	$0.75

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$6,926,802	$9,238,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	213,719	184,124
(Gain) loss on sale of property and equipment	(8,358)	15,739
Provision for credit losses	11,166,556	9,386,050
Amortization of dealer discounts	(6,647,053)	(6,791,907)
Deferred income taxes	(39,911)	113,126
Share-based compensation	261,974	240,290
Change in fair value of interest rate swap agreements	122,628	(39,121)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	364,883	194,192
Accounts payable and accrued expenses	(408,709)	(1,734,262)
Income taxes (receivable) and payable	(549,036)	172,758
Deferred revenues	527,943	386,739

Net cash provided by operating activities	11,931,438	11,366,617

Cash flows from investing activities
Purchase and origination of finance receivables	(92,755,306)	(80,881,045)
Principal payments received	69,030,566	68,448,279
Increase in assets held for resale	(562,319)	(539,399)
Purchase of property and equipment	(743,744)	(308,948)
Proceeds from sale of property and equipment	42,000	47,450

Net cash used in investing activities	(24,988,803)	(13,233,663)

Cash flows from financing activities
Net draws on line of credit	12,161,315	4,100,000
Change in drafts payable	(826,862)	(94,071)
Payment of debt costs	(25,000)	—
Expenses related to prior purchase of treasury shares	(50,469)	—
Proceeds from exercise of stock options	75,946	142,241
Excess tax benefits from share-based compensation	6,934	65,723

Net cash provided by financing activities	11,341,864	4,213,893

Net (decrease) increase in cash	(1,715,501)	2,346,847
Cash, beginning of period	3,388,193	2,635,036

Cash, end of period	$1,672,692	$4,981,883

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the six months ended September 30, 2015 and 2014 was 7.55% and 8.16%, respectively in relation to the total amount financed.

Gross finance receivables represent principal balance plus unearned income, excluding unearned income from Chapter 13 bankrupt accounts. The amount of future unearned income is computed as the product of the Contract rate, the Contract term, and the Contract amount.

Deferred revenues consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident and health insurance, credit life insurance, and involuntary unemployment insurance. These commissions are amortized over the life of the contract using the interest method.

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

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Numerator for earnings per share – net income	$3,256,341	$4,329,701	$6,926,802	$9,238,889

Denominator:
Denominator for basic earnings per share – weighted average shares	7,621,949	12,190,800	7,619,136	12,184,581
Effect of dilutive securities:
Stock options and other share awards	130,312	173,903	128,722	186,254

Denominator for diluted earnings per share	7,752,261	12,364,703	7,747,858	12,370,835

Earnings per share:
Basic	$0.43	$0.36	$0.91	$0.76

Diluted	$0.42	$0.35	$0.89	$0.75

For the three months ended September 30, 2015 and 2014, potential shares of common stock from stock options totaling 160,217 and 92,663, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the six months ended September 30, 2015 and 2014, potential shares of common stock from stock options totaling 157,623 and 58,989, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. Please see Note 10 – “Tender Offer” for information regarding the decrease of the weighted average shares for the three and six months ended September 30, 2015.

4.	Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	September 30, 2015	March 31, 2015
Finance receivables, gross contract	$491,064,286	$457,974,758
Unearned interest	(152,502,120)	(139,262,996)

Finance receivables, net of unearned interest	338,562,166	318,711,762
Unearned dealer discounts	(18,719,104)	(17,779,690)

Finance receivables, net of unearned interest and unearned dealer discounts	319,843,062	300,932,072
Allowance for credit losses	(11,733,765)	(12,028,012)

Finance receivables, net	$308,109,297	$288,904,060

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 6 to 60 months. The Contracts and Direct Loans bear a weighted average effective interest rate of 22.77% and 25.81% as of September 30, 2015, respectively and 22.86% and 26.14% as of March 31, 2015, respectively.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4.	Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$11,523,526	$12,933,905	$11,325,222	$12,889,082
Current period provision	6,078,219	5,067,689	10,964,689	9,141,087
Losses absorbed	(7,347,395)	(7,046,790)	(12,870,224)	(11,896,413)
Recoveries	699,494	987,890	1,534,157	1,808,938

Balance at end of period	$10,953,844	$11,942,694	$10,953,844	$11,942,694

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of September 30, 2015, the average model year of vehicles collateralizing the portfolio was a 2007 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 97%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$754,757	$706,960	$702,789	$590,278
Current period provision	98,901	86,546	201,867	244,963
Losses absorbed	(81,310)	(65,015)	(140,286)	(119,115)
Recoveries	7,573	6,009	15,551	18,374

Balance at end of period	$779,921	$734,500	$779,921	$734,500

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of September 30, 2015, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

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

The following table is an assessment of the credit quality by creditworthiness:

	September 30, 2015		September 30, 2014
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$466,911,165	$11,619,304	$419,111,304	$11,268,405
Non-performing accounts	8,178,141	53,891	8,085,319	101,071

Total	$475,089,306	$11,673,195	$427,196,623	$11,369,476
Chapter 13 bankrupt accounts	4,268,637	33,148	3,585,641	32,355

Finance receivables, gross contract	$479,357,943	$11,706,343	$430,782,264	$11,401,831

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankrupt accounts:

Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
September 30, 2015	$475,089,306	$19,746,203	$5,603,230	$2,574,911	$27,924,344
		4.16%	1.18%	0.54%	5.88%
September 30, 2014	$427,196,623	$19,923,081	$5,241,042	$2,844,277	$28,008,400
		4.66%	1.23%	0.67%	6.56%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
September 30, 2015	$11,673,195	$156,375	$27,819	$26,072	$210,266
		1.34%	0.24%	0.22%	1.80%
September 30, 2014	$11,369,476	$215,570	$77,219	$23,852	$316,641
		1.90%	0.68%	0.21%	2.79%

5.	Line of Credit

The Company has a line of credit facility (the “Line”) up to $225,000,000. The pricing of the Line, which expires on January 30, 2018, is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at September 30, 2015 and March 31, 2015). Pledged as collateral for this Line are all of the assets of the Company. The outstanding amount of the Line was $211,161,315 and $199,000,000 as of September 30, 2015 and March 31, 2015, respectively. The amount available under the Line was approximately $13,838,685 and $26,000,000 as of September 30, 2015 and March 31, 2015, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of September 30, 2015, the Company was in full compliance with all debt covenants.

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

As of the six months ended September 30, 2015 and 2014 no new contracts were initiated and no contracts matured.

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

The locations and amounts of (gains) losses in income are as follows:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Periodic change in fair value of interest rate swap agreements	$79,066	$(251,408)	$122,628	$(39,121)
Periodic settlement differentials included in interest expense	94,525	99,846	189,478	198,838

Total	$173,591	$(151,562)	$312,106	$159,717

Net realized gains and losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Variable rate received	0.19%	0.15%	0.18%	0.15%
Fixed rate paid	0.94%	0.94%	0.94%	0.94%

7.	Income Taxes

The provision for income taxes decreased to approximately $2.0 million for the three months ended September 30, 2015 from approximately $2.7 million for the three months ended September 30, 2014. The Company’s effective tax rate increased to 38.53% for the three months ended September 30, 2015 from 38.10% for the three months ended September 30, 2014. The provision for income taxes decreased to approximately $4.3 million for the six months ended September 30, 2015 from approximately $4.5 million for the six months ended September 30, 2014. The Company’s effective tax rate increased to 38.44% for the six months ended September 30, 2015 from 32.69% for the six months ended September 30, 2014. The effective tax rate for the six months ended September 30, 2014 was unusually low due to certain professional fees totaling approximately $1.2 million associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

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

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:

September 30, 2015 – liabilities:	$—	$(303,403)	$—	$(303,403)
March 31, 2015 – liabilities:	$—	$(180,775)	$—	$(180,775)

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash, finance receivables and the Line. For finance receivables and the Line the carrying value approximates fair value.

Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the Contracts range from 12 to 72 months. The initial terms of the Direct Loans range from 6 to 60 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value.

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of September 30, 2015 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Finance receivables:
September 15, 2015	$—	$—	$308,109,000	$308,109,000
March 31, 2015	$—	$—	$288,904,000	$288,904,000

Line of credit:
September, 2015	$—	$211,161,000	$—	$211,161,000
March 31, 2015	$—	$199,000,000	$—	$199,000,000

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8.	Fair Value Disclosures (continued)

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, since 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff indicated they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted. The Company does not believe the adoption of this ASU will have a significant impact on the consolidated financial statements.

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

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb incurred losses in the existing portfolio. The allowance for credit losses is established through a provision for losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

The allowance for loan losses is established through charges to earnings through the provision for credit losses. The allowance for credit losses is maintained at an amount that reduces the net carrying amount of finance receivables for probable incurred losses. If a static pool is fully liquidated and has any remaining reserves, the excess provision is immediately reversed during the period. For static pools that are not fully liquidated that are deemed to have excess reserves, such amounts are reversed against provision for credit losses during the period.

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

Introduction

Diluted net earnings increased 20% to $0.42 for the three-month period ended September 30, 2015 as compared to $0.35 for the corresponding period ended September 30, 2014. Net earnings were $3,256,000 and $4,329,000 for the three months ended September 30, 2015 and 2014, respectively. Revenue increased 4% to $22,687,000 for the three months ended September 30, 2015 as compared to $21,723,000 for the three months ended September 30, 2014. Diluted net earnings increased 19% to $0.89 for the six-month period ended September 30, 2015 as compared to $0.75 for the corresponding period ended September 30, 2014. Net earnings were $6,927,000 and $9,239,000 for the six months ended September 30, 2015 and 2014, respectively. Revenue increased 4% to $44,712,000 for the six months ended September 30, 2015 as compared to $43,056,000 for the six months ended September 30, 2014.

Our net earnings for the three months ended September 30, 2015 were adversely affected by a reduction in the gross portfolio yield, and an increase in the provision for losses, which are primarily the result of increased competition. Our net earnings were also adversely affected by a change in the fair value of interest rate swap agreements and an increase in interest expense when compared to the corresponding period ended September 30, 2014. Our per share diluted net earnings for the three months ended September 30, 2015, were positively impacted by the Company’s purchase of 4.7 million of the Company’s common shares by its principal operating subsidiary on March 19, 2015.

Our net earnings for the six months ended September 30, 2015 were adversely affected by a reduction in the gross portfolio yield and an increase in the provision for losses, which are primarily the result of increased competition. Our net earnings were also adversely affected by an increase in interest expense when compared to the corresponding period ended September 30, 2014. Our per share diluted net earnings for the six months ended September 30, 2015, were positively impacted by the Company’s purchase of 4.7 million of the Company’s common shares by its principal operating subsidiary on March 19, 2015. Our net earnings for the six months ended September 30, 2014 were also positively affected by a decrease in income tax expense of $804,000 or $0.07 per share. This reduction related to professional fees associated with the previously announced potential sale of the Company that were not initially deductible for income tax purposes, but became deductible as a result of the termination of the Arrangement Agreement as announced on July 1, 2014.

	Three months ended September 30,		Six months ended September 30,
Portfolio Summary	2015	2014	2015	2014
Average finance receivables, net of unearned interest (1) Average Net Finance Receivables (1)	$334,700,913	$309,836,832	$329,627,741	$307,376,210

Average indebtedness (2)	$207,446,179	$132,350,000	$204,275,011	$131,093,750

Interest and fee income on finance receivables	$22,686,834	$21,723,073	$44,711,972	$43,055,586
Interest expense	2,273,215	1,485,192	4,439,623	2,933,778

Net interest and fee income on finance receivables	$20,413,619	$20,237,881	$40,272,349	$40,121,808

Weighted average contractual rate (3)	22.84%	23.10%	22.84%	23.10%

Average cost of borrowed funds (2)	4.38%	4.49%	4.35%	4.48%

Gross portfolio yield (4)	27.11%	28.04%	27.13%	28.01%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.72%	1.92%	2.69%	1.91%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	7.38%	6.65%	6.78%	6.11%

Net portfolio yield (4)	17.01%	19.47%	17.66%	19.99%
Marketing, salaries, employee benefits, depreciation, administrative and professional fee expenses as a percentage of average finance receivables, net of unearned interest (5)	10.59%	10.77%	10.76%	11.09%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (6)	6.42%	8.70%	6.90%	8.90%

Write-off to liquidation (7)	9.64%	9.01%	8.34%	7.77%
Net charge-off percentage (8)	8.03%	7.89%	6.95%	6.63%

Note: All three-month and six-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts and Direct Loans as of the period ending date.
(4)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(5)	The numerators for the three and six months ended September 30, 2014 include expenses associated with the potential sale of the Company. Absent these expenses, the percentages would have been 10.72% and 10.86%, respectively.
(6)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, administrative, and professional fees) as a percentage of average finance receivables, net of unearned interest.
(7)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.
(8)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2015 compared to three months September 30, 2014

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4.6% to approximately $22.7 million for the three-month period ended September 30, 2015 from $21.7 million for the corresponding period ended September 30, 2014. Average finance receivables, net of unearned interest equaled approximately $334.7 million for the three-month period ended September 30, 2015, an increase of 8.0% from $309.8 million for the corresponding period ended September 30, 2014. The primary reason average finance receivables, net of unearned interest increased was the increase of the receivable base of several existing branches in younger markets (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 11.1% to approximately $491.1 million as of September 30, 2015, from $442.2 million as of September 30, 2014. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 27.11% for the three-month period ended September 30, 2015 compared to 28.04% for the three-month period ended September 30, 2014. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and a decrease in the average APR, which is primarily the result of increased competition. The average dealer discount associated with new volume for the three months ended September 30, 2015 and 2014 was 7.57% and 8.18%, respectively in relation to the total amount financed. The net portfolio yield decreased to 17.01% for the three-month period ended September 30, 2015 from 19.47% for the corresponding period ended September 30, 2014. The net portfolio yield decreased due to a decrease in the gross portfolio yield, an increase in the provision for credit losses, and an increase in interest expense (see “Analysis of Credit Losses” and “Interest Expense” below).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses increased to approximately $8.9 million for the three-month period ended September 30, 2015 from approximately $8.3 million for the corresponding period ended September 30, 2014. The increase was primarily related to an increase in costs associated with maintaining the finance receivable portfolio. The Company increased average headcount to 340 for the three-month period ended September 30, 2015 from 326 for the three-month period ended September 30, 2014. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.59% for the three-month period ended September 30, 2015 from 10.77% for the three-month period ended September 30, 2014. The three months ended September 30, 2014 calculation includes expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 10.72%.

Interest Expense

Interest expense increased to approximately $2.3 million for the three-month period ended September 30, 2015 from $1.5 million for the three-month period ended September 30, 2014. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2015	2014
Variable interest under the line of credit facility	0.39%	0.31%
Settlements under interest rate swap agreements	0.18%	0.30%
Credit spread under the line of credit facility	3.81%	3.88%

Average cost of borrowed funds	4.38%	4.49%

The Company’s average cost of funds decreased mostly due to the interest rate swap agreements not increasing proportionately to total average debt as of September 30, 2015 as compared to September 30, 2014. The total average debt increased in March 2015 due to the tender offer. LIBOR rates have also increased, which has caused the credit spread to decrease and the variable interest to increase. The variable interest rate also includes a decrease in the unused line fees offset with an increase in amortized debt fees.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the three-month periods ended September 30, 2015 and 2014. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Six months ended September 30, 2015 compared to six months September 30, 2014

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4.0% to approximately $44.7 million for the six-month period ended September 30, 2015 from $43.0 million for the corresponding period ended September 30, 2014. Average finance receivables, net of unearned interest equaled approximately $329.6 million for the six-month period ended September 30, 2015, an increase of 7.2% from $307.4 million for the corresponding period ended September 30, 2014. The primary reason average finance receivables, net of unearned interest increased was the increase of the receivable base of several existing branches in younger markets (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 11.1% to approximately $491.1 million as of September 30, 2015, from $442.2 million as of September 30, 2014. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 27.13% for the six-month period ended September 30, 2015 compared to 28.01% for the six-month period ended September 30, 2014. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and a decrease in the average APR, which is primarily the result of increased competition. The average dealer discount associated with new volume for the six months ended September 30, 2015 and 2014 was 7.55% and 8.16%, respectively in relation to the total amount financed. The net portfolio yield decreased to 17.66% for the six-month period ended September 30, 2015 from 19.99% for the corresponding period ended September 30, 2014. The net portfolio yield decreased due to a decrease in the gross portfolio yield, an increase in the provision for credit losses, and an increase in interest expense (see “Analysis of Credit Losses” and “Interest Expense” below).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses increased to approximately $17.7 million for the six-month period ended September 30, 2015 from approximately $17.0 million for the corresponding period ended September 30, 2014. The increase was primarily related to an increase in costs associated with maintaining the finance receivable portfolio. The Company increased average headcount to 338 for the six-month period ended September 30, 2015 from 326 for the six-month period ended September 30, 2014. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.76% for the six-month period ended September 30, 2015 from 11.09% for the three-month period ended September 30, 2014. The six months ended September 30, 2014 calculation includes expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 10.86%.

Interest Expense

Interest expense increased to approximately $4.4 million for the six-month period ended September 30, 2015 from $2.9 million for the six-month period ended September 30, 2014. The following table summarizes the Company’s average cost of borrowed funds:

	Six months ended September 30,
	2015	2014
Variable interest under the line of credit facility	0.35%	0.30%
Settlements under interest rate swap agreements	0.19%	0.30%
Credit spread under the line of credit facility	3.81%	3.88%

Average cost of borrowed funds	4.35%	4.48%

The Company’s average cost of funds decreased mostly due to the interest rate swap agreements not increasing proportionately to total average debt as of September 30, 2015 as compared to September 30, 2014. The total average debt increased in March 2015 due to the tender offer. LIBOR rates have also increased, which has caused the credit spread to decrease and the variable interest to increase. The variable interest rate also includes a decrease in the unused line fees offset with an increase in amortized debt fees.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the six-month periods ended September 30, 2015 and 2014. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the sixteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three- and six-month periods ended September 30, 2015 and 2014, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
State	2015	2014	2015	2014
FL	$14,757,260	$12,471,132	$30,530,816	$27,646,924
GA	4,791,748	4,236,295	9,964,319	9,483,742
NC	3,312,194	3,908,179	7,148,907	7,898,202
SC	1,804,453	876,599	3,513,451	1,962,924
OH	6,688,626	5,598,970	13,822,012	11,698,092
MI	1,623,666	1,455,516	3,484,916	3,421,619
VA	1,025,706	1,256,726	2,510,830	2,665,082
IN	2,216,307	1,785,517	4,261,456	3,786,408
KY	2,270,664	2,265,505	4,704,945	4,491,257
MD	714,615	1,086,084	1,563,927	2,335,654
AL	1,633,033	1,425,989	3,532,931	2,936,735
TN	1,606,619	856,585	3,384,843	2,407,502
IL	2,452,631	1,394,897	4,540,087	2,476,212
MO	2,195,018	1,843,028	4,457,270	3,586,767
KS	660,470	415,720	1,420,186	849,224
TX	436,203	—	1,722,889	—

Total	$48,189,213	$40,876,742	$100,563,785	$87,646,344

	Three months ended September 30,		Six months ended September 30,
Contracts	2015	2014	2015	2014
Purchases	$48,189,213	$40,876,742	$100,563,785	$87,646,344
Weighted APR	22.76%	23.07%	22.71%	23.04%
Average discount	7.57%	8.18%	7.55%	8.16%
Weighted average term (months)	56	55	56	55
Average loan	$11,357	$10,953	$11,370	$10,989
Number of Contracts	4,243	3,732	8,845	7,976

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended September 30,		Six months ended September 30,
Direct Loans Originated	2015	2014	2015	2014
Originations	$2,525,693	$2,365,507	$5,176,991	$5,031,054
Weighted APR	26.02%	26.82%	25.82%	26.75%
Weighted average term (months)	29	29	29	30
Average loan	$3,608	$3,494	$3,590	$3,538
Number of loans	700	677	1,442	1,422

Analysis of Credit Losses

As of September 30, 2015, the Company had 1,433 active static pools. The average pool upon inception consisted of 63 Contracts with aggregate finance receivables, net of unearned interest, of approximately $688,922.

The Company anticipates losses absorbed as a percentage of liquidation (see note 7 in the Portfolio Summary table on page 14 for the definition of write-off to liquidation) will be in the 8%-12% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of continued fierce competition. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, repossessed car resale rates, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations; however, the weighted average term increased to 56 months from 55 months of Contracts purchased during the three and six months ended September 30, 2015 as compared to the three and six months ended September 30, 2014.

The provision for credit losses increased to approximately $6.2 million from approximately $5.2 million for the three months ended September 30, 2015 and 2014, respectively. The provision for credit losses increased to approximately $11.2 million from approximately $9.4 million for the six months ended September 30, 2015 and 2014, respectively. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools which has resulted in an increase in expected future cash flows. However, due to increased competition in more recent periods, the percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines has increased. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, has also increased to approximately 97% as of September 30, 2015 from 95% as of September 30, 2014. Static pools originated during fiscal 2016 and 2015, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. Consequently, if this trend continues, the Company would expect the provision for credit losses to remain higher for future static pools. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb incurred losses in the existing portfolio was greater than the provision compared to the three months ended September 30, 2014. The Company’s losses as a percentage of liquidation increased to 9.64% from 9.01% for the three months ended September 30, 2015 and 2014, respectively. The Company’s losses as a percentage of liquidation increased to 8.34% from 7.77% for the six months ended September 30, 2015 and 2014, respectively. The Company has also experienced increased losses in part due to a decrease in auction proceeds from repossessed vehicles. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended September 30, 2015 and 2014, auction proceeds from the sale of repossessed vehicles averaged approximately 43% and 45%, respectively, of the related principal balance. During the six months ended September 30, 2015 and 2014, auction proceeds from the sale of repossessed vehicles averaged approximately 44% and 46%, respectively, of the related principal balance.

The allowance for doubtful accounts decreased to $11.0 million as of September 30, 2015 from $11.9 million as of September 30, 2014. The allowance decreased even though the provision for credit losses and the actual write-offs for the three and six-month periods ended September 30, 2015 have increased. The primary reason that the allowance has decreased, even as losses have increased, is due to static pools that were originated in Fiscal years 2014, 2013 and 2012 experienced losses that were significantly less than originally anticipated. The amounts of positive cash flow adjustments associated with these pools have more than offset the decreasing cash flows on more recent pools. The Company acknowledges that if the current loss trends continue, which it expects will happen, the allowance for doubtful accounts will increase in future reporting periods as older pools will have less impact on cash flows and more recent pools will have a more material impact to consolidated cash flow adjustments; however, the Company believes that the current reserve levels are still adequate.

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

The delinquency percentage for Contracts more than thirty days past due as of September 30, 2015 was 5.88% as compared to 6.56% as of September 30, 2014. The delinquency percentage for Direct Loans more than thirty days past due as of

September 30, 2015 was 1.80% as compared to 2.79% as of September 30, 2014. See Note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such decreases in the delinquency percentage for Contracts and the losses as a percentage of liquidation were contemplated in determining the appropriate reserve levels, particularly for less seasoned pools.

Recoveries as a percentage of charge-offs decreased to approximately 9.52% for the three months ended September 30, 2015 from approximately 12.39% for the three months ended September 30, 2014. Recoveries as a percentage of charge-offs decreased to approximately 11.92% for the six months ended September 30, 2015 from approximately 15.21% for the six months ended September 30, 2014 Historically, recoveries as a percentage of charge-offs fluctuate from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event. From time to time the Company will aggregate charge-off accounts, it deems uncollectable, and sell them to third party recovery specialists.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended September 30, 2015 and September 30, 2014 the Company granted deferrals to approximately 6.22% and 5.89%, respectively, of total Contracts and Direct Loans. For the six months ended September 30, 2015 and September 30, 2014 the Company granted deferrals to approximately 11.47% and 11.06%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

The provision for income taxes decreased to approximately $2.0 million for the three months ended September 30, 2015 from approximately $2.7 million for the three months ended September 30, 2014. The Company’s effective tax rate increased to 38.53% for the three months ended September 30, 2015 from 38.10% for the three months ended September 30, 2014. The provision for income taxes decreased to approximately $4.3 million for the six months ended September 30, 2015 from approximately $4.5 million for the six months ended September 30, 2014. The Company’s effective tax rate increased to 38.44% for the six months ended September 30, 2015 from 32.69% for the six months ended September 30, 2014. The effective tax rate for the six months ended September 30, 2014 was unusually low due to certain professional fees totaling approximately $1.2 million associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$11,931,438	$11,366,617
Investing activities (primarily purchase of Contracts)	(24,988,803)	(13,233,663)
Financing activities	11,341,864	4,213,893

Net (decrease) increase in cash	$(1,715,501)	$2,346,847

The Company’s primary use of working capital during the six months ended September 30, 2015, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations in addition to borrowings on the Line. The Line is secured by all of the assets of the Company and has a maturity date of January 31, 2018. The Company may borrow up to $225.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of September 30, 2015, the amount outstanding under the Line was approximately $211.2 million, and the amount available under the Line was approximately $13.8 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $12.2 million during the six months ended September 30, 2015. The increase of the Line is principally related to the fact that cash needed to fund new contracts exceeded cash received from operations. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants.

Contractual Obligations

The following table summarizes the Company’s material obligations as of September 30, 2015.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$5,285,307	$1,899,501	$2,371,876	$1,013,930	$—
Line of credit	211,161,315	—	211,151,315	—	—
Interest on Line[1]	21,432,873	9,185,517	12,247,356	—	—

Total	$237,879,495	$11,085,018	$225,770,547	$1,013,930	$—

1.	The Company’s Line matures on January 30, 2018. Interest on outstanding borrowings under the Line as of September 30, 2015, is based on an effective interest rate of 4.35% which includes the estimated effect of the interest rate swap agreements settlements through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of 66 branch locations in sixteen states, including twenty in Florida; eight in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana, Missouri, Michigan, Illinois; two in Alabama, Virginia, Tennessee, and South Carolina; and one each in Maryland, Kansas, and Texas. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, thirty-three of our branches meet this capacity. The Company consolidated two branch locations (Clearwater, FL and Birmingham, AL) into branches previously established within their market in the period ended September 30, 2015. We also continue developing in Texas and plan to open a full service branch location in Dallas in December 2015. The Company continues to evaluate additional markets for future branch locations, and subject to market conditions, may open additional branch locations during fiscal 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. As of September 30, 2015, $161,161,315, or approximately 76.3% of our total debt, was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points (1.1930% as of September 30, 2015) as of September 30, 2015 applicable to this floating rate debt would have an annual after-tax reduction of interest expense of approximately $57,000.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: November 09, 2015	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Chairman of the Board, President,
Chief Executive Officer and Director

Date: November 09, 2015	/s/ Katie L. MacGillivary
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