Form 10-Q
period 2015-12-31
NICHOLAS FINANCIAL INC
filed 2016-02-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2015

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

    Yes  ☐    No  ☒

As of February 1, 2016, 12,463,285 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,749,481 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015 (Unaudited)	March 31, 2015
Assets
Cash	$3,005,807	$3,388,193
Finance receivables, net	310,314,093	288,904,060
Assets held for resale	1,931,962	1,746,887
Income taxes receivable	418,597	112,984
Prepaid expenses and other assets	772,283	1,143,754
Property and equipment, net	1,380,234	872,134
Interest rate swap agreements	6,487	—
Deferred income taxes	6,656,941	6,360,579

Total assets	$324,486,404	$302,528,591

Liabilities and shareholders’ equity
Line of credit	$213,000,000	$199,000,000
Drafts payable	1,999,285	2,475,573
Interest rate swap agreements	59,092	180,775
Accounts payable and accrued expenses	5,638,824	7,841,070
Deferred revenues	3,799,980	3,143,231

Total liabilities	224,497,181	212,640,649

Shareholders’ equity
Preferred stock, no par: 5,000,000 shares authorized; none issued
Common stock, no par: 50,000,000 shares authorized; 12,463,285 and 12,415,785 shares issued, respectively; and 7,749,481 and 7,701,981 shares outstanding, respectively	33,153,177	32,655,130
Treasury stock: 4,713,804 common shares, at cost	(70,459,323)	(70,408,854)
Retained earnings	137,295,369	127,641,666

Total shareholders’ equity	99,989,223	89,887,942

Total liabilities and shareholders’ equity	$324,486,404	$302,528,591

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Interest and fee income on finance receivables	$22,757,325	$21,800,765	$67,469,297	$64,856,351
Expenses:
Marketing	384,021	333,813	1,140,326	1,196,069
Salaries and employee benefits	5,539,203	5,100,035	16,623,037	15,441,864
Professional Fees	306,331	314,124	1,131,273	1,124,912
Administrative	2,323,162	2,422,678	7,175,237	7,272,577
Provision for credit losses	7,599,189	5,796,648	18,765,745	15,182,698
Depreciation	120,023	92,070	333,742	276,194
Interest expense	2,310,848	1,457,919	6,750,471	4,391,697
Change in fair value of interest rate swap agreements	(250,798)	144,999	(128,170)	105,878

	18,331,979	15,662,286	51,791,661	44,991,889

Operating income before income taxes	4,425,346	6,138,479	15,677,636	19,864,462
Income tax expense	1,698,445	2,368,923	6,023,933	6,856,017

Net income	$2,726,901	$3,769,556	$9,653,703	$13,008,445

Earnings per share:
Basic	$0.36	$0.31	$1.27	$1.07

Diluted	$0.35	$0.30	$1.24	$1.05

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$9,653,703	$13,008,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	333,742	276,194
(Gain) loss on sale of property and equipment	(12,247)	6,691
Provision for credit losses	18,765,745	15,182,698
Amortization of dealer discounts	(9,885,851)	(10,204,562)
Deferred income taxes	(296,362)	270,675
Share-based compensation	416,335	382,883
Change in fair value of interest rate swap agreements	(128,170)	105,878
Changes in operating assets and liabilities:
Prepaid expenses and other assets	396,471	13,280
Accounts payable and accrued expenses	(2,202,246)	(2,572,286)
Income taxes (receivable) and payable	(305,613)	447,340
Deferred revenues	656,749	574,862

Net cash provided by operating activities	17,392,256	17,492,098

Cash flows from investing activities
Purchase and origination of finance receivables	(131,416,115)	(119,758,892)
Principal payments received	101,126,188	101,279,098
Increase in assets held for resale	(185,075)	(345,644)
Purchase of property and equipment	(877,677)	(377,859)
Proceeds from sale of property and equipment	48,082	58,319

Net cash used in investing activities	(31,304,597)	(19,144,978)

Cash flows from financing activities
Net draws on line of credit	14,000,000	2,100,000
Change in drafts payable	(476,288)	(669,956)
Payment of debt costs	(25,000)	—
Expenses related to prior purchase of treasury shares	(50,469)	—
Proceeds from exercise of stock options	75,946	154,575
Excess tax benefits from share-based compensation	5,766	69,016

Net cash provided by financing activities	13,529,955	1,653,635

Net (decrease) increase in cash	(382,386)	755
Cash, beginning of period	3,388,193	2,635,036

Cash, end of period	$3,005,807	$2,635,791

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended December 31, 2015 and 2014 was 7.59% and 8.04%, respectively in relation to the total amount financed. The average dealer discount associated with new volume for the nine months ended December 31, 2015 and 2014 was 7.56% and 8.13%, respectively in relation to the total amount financed.

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

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

Basic earnings per share is calculated by dividing the reported net income for the period by the weighted average number of shares of common stock outstanding. Diluted earnings per share includes the effect of dilutive options and other share awards. Basic and diluted earnings per share have been computed as follows:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Numerator for earnings per share – net income	$2,726,901	$3,769,556	$9,653,703	$13,008,445

Denominator:
Denominator for basic earnings per share – weighted average shares	7,622,981	12,197,125	7,620,423	12,188,778
Effect of dilutive securities: Stock options and other share awards	148,404	178,214	157,141	183,220

Denominator for diluted earnings per share	7,771,385	12,375,339	7,777,564	12,371,998

Earnings per share:
Basic	$0.36	$0.31	$1.27	$1.07

Diluted	$0.35	$0.30	$1.24	$1.05

For the three months ended December 31, 2015 and 2014, potential shares of common stock from stock options totaling 165,000 and 130,870, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the nine months ended December 31, 2015 and 2014, potential shares of common stock from stock options totaling 160,091 and 83,036, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. Please see Note 10 – “Tender Offer” for information regarding the decrease of the weighted average shares for the three and nine months ended December 31, 2015.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	December 31,	March 31,
	2015	2015
Finance receivables, gross contract	$494,808,526	$457,974,758
Unearned interest	(153,498,759)	(139,262,996)

Finance receivables, net of unearned interest	341,309,767	318,711,762
Unearned dealer discounts	(18,633,833)	(17,779,690)

Finance receivables, net of unearned interest and unearned dealer discounts	322,675,934	300,932,072
Allowance for credit losses	(12,361,841)	(12,028,012)

Finance receivables, net	$310,314,093	$288,904,060

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 12 to 60 months. The Contracts and Direct Loans bear a weighted average effective interest rate of 22.71% and 25.75% as of December 31, 2015, respectively and 22.86% and 26.14% as of March 31, 2015, respectively.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Balance at beginning of period	$10,953,844	$11,942,694	$11,325,222	$12,889,082
Current period provision	7,437,522	5,658,695	18,402,211	14,799,782
Losses absorbed	(7,583,543)	(6,948,034)	(20,453,767)	(18,844,447)
Recoveries	694,452	682,830	2,228,609	2,491,768

Balance at end of period	$11,502,275	$11,336,185	$11,502,275	$11,336,185

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of December 31, 2015, the average model year of vehicles collateralizing the portfolio was a 2007 vehicle. The average loan to value ratio, which expresses the amount of the Contract as a percentage of the value of the automobile, is approximately 97%. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Balance at beginning of period	$779,921	$734,500	$702,789	$590,278
Current period provision	161,667	137,953	363,534	382,916
Losses absorbed	(83,454)	(82,948)	(223,740)	(202,063)
Recoveries	1,432	3,403	16,983	21,777

Balance at end of period	$859,566	$792,908	$859,566	$792,908

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of December 31, 2015, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio.

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

The following table is an assessment of the credit quality by creditworthiness:

	December 31, 2015		December 31, 2014
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$467,285,487	$11,931,941	$422,592,527	$11,575,091
Non-performing accounts	11,111,916	100,393	9,284,558	105,818

Total	$478,397,403	$12,032,334	$431,877,085	$11,680,909
Chapter 13 bankrupt accounts	4,340,698	38,091	3,872,186	26,774

Finance receivables, gross contract	$482,738,101	$12,070,425	$435,749,271	$11,707,683

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankrupt accounts:

Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2015	$478,397,403	$23,970,608	$7,029,791	$4,082,125	$35,082,524
		5.01%	1.47%	0.85%	7.33%
December 31, 2014	$431,877,085	$21,749,891	$6,103,607	$3,180,951	$31,034,449
		5.04%	1.41%	0.74%	7.19%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2015	$12,032,334	$211,921	$63,543	$36,850	$312,314
		1.76%	0.53%	0.31%	2.60%
December 31, 2014	$11,680,909	$164,347	$59,043	$46,776	$270,166
		1.40%	0.51%	0.40%	2.31%

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $225,000,000. The pricing of the Line, which expires on January 30, 2018, is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at December 31, 2015 and March 31, 2015). Pledged as collateral for this Line are all of the assets of the Company. The outstanding amount of the Line was $213,000,000 and $199,000,000 as of December 31, 2015 and March 31, 2015, respectively. The amount available under the Line was approximately $12,000,000 and $26,000,000 as of December 31, 2015 and March 31, 2015, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of December 31, 2015, the Company was in full compliance with all debt covenants.

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

As of the nine months ended December 31, 2015 and 2014 no new contracts were initiated and no contracts matured.

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

The locations and amounts of (gains) losses in income are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Periodic change in fair value of interest rate swap agreements	$(250,798)	$144,999	$(128,170)	$105,878
Periodic settlement differentials included in interest expense	89,360	98,517	278,838	297,355

Total	$(161,438)	$243,516	$150,668	$403,233

Net realized gains and losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Variable rate received	0.24%	0.16%	0.21%	0.15%
Fixed rate paid	0.94%	0.94%	0.94%	0.94%

7. Income Taxes

The provision for income taxes decreased to approximately $1.7 million for the three months ended December 31, 2015 from approximately $2.4 million for the three months ended December 31, 2014. The Company’s effective tax rate decreased to 38.38% for the three months ended December 31, 2015 from 38.59% for the three months ended December 31, 2014. The provision for income taxes decreased to approximately $6.0 million for the nine months ended December 31, 2015 from approximately $6.9 million for the nine months ended December 31, 2014. The Company’s effective tax rate increased to 38.42% for the nine months ended December 31, 2015 from 34.51% for the nine months ended December 31, 2014. The effective tax rate for the nine months ended December 31, 2014 was unusually low due to certain professional fees totaling approximately $1.2 million associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

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

	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
December 31, 2015 – asset:	$—	$6,487	$—	$6,487
December 31, 2015 – liability:	$—	$(59,092)	$—	$(59,092)
March 31, 2015 – liabilities:	$—	$(180,775)	$—	$(180,775)

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash, finance receivables and the Line. For finance receivables and the Line- the carrying value approximates fair value.

Finance receivables, net approximates fair value based on the price paid to acquire indirect loans. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the Contracts range from 12 to 72 months. The initial terms of the Direct Loans range from 12 to 60 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans. If liquidated outside of the normal course of business, the amount received may not be the carrying value.

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of December 31, 2015 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using			Fair
Description	Level 1	Level 2	Level 3	Value
Finance receivables:
December 31, 2015	$—	$—	$310,314,000	$310,314,000
March 31, 2015	$—	$—	$288,904,000	$288,904,000
Line of credit:
December 31 , 2015	$—	$213,000,000	$—	$213,000,000
March 31, 2015	$—	$199,000,000	$—	$199,000,000

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

11. Recently Issued Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Liabilities,” which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. Management is still currently evaluating the impact of the pending adoption of this ASU on the Company’s Consolidated Condensed Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, since 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff indicated they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted.The Company does not believe the adoption of this ASU will have a significant impact on the consolidated financial statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

11. Recently Issued Accounting Standards (continued)

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

Introduction

Diluted net earnings increased 17% to $0.35 as compared to $0.30 for the three months ended December 31, 2014. Net earnings were $2,727,000 and $3,770,000 for the three months ended December 31, 2015 and 2014, respectively. Revenue increased 4% to $22,757,000 for the three months ended December 31, 2015 as compared to $21,801,000 for the three months ended December 31, 2014.

For the nine months ended December 31, 2015, per share diluted net earnings increased 18% to $1.24 as compared to $1.05 for the nine months ended December 31, 2014. Net earnings were $9,654,000 and $13,008,000 for the nine months ended December 31, 2015 and 2014, respectively. Revenue increased 4% to $67,469,000 for the nine months ended December 31, 2015 as compared to $64,856,000 for the nine months ended December 31, 2014.

Our net earnings for the three months ended December 31, 2015 were adversely affected by a reduction in the gross portfolio yield, an increase in interest expense and an increase in the provision for credit losses. Gross portfolio yield and provision for credit losses changes were primarily the result of increased competition. Our net earnings were positively affected by a reduction in operating expenses as a percentage of net finance receivables and were also favorably impacted by a change in the fair value of our interest rate swap agreements. The interest rate swap agreements resulted in a pre-tax gain of $251,000 for the three-month period ended December 31, 2015 compared to a pre-tax loss of $145,000 for the comparable three-month period ended December 31, 2014. Our per share diluted net earnings for the three months ended December 31, 2015, were positively impacted by the Company’s purchase of 4.7 million of the Company’s common shares by its principal operating subsidiary on March 19, 2015.

Our net earnings for the nine months ended December 31, 2015 were adversely affected by a reduction in the gross portfolio yield, an increase in interest expense and an increase in the provision for credit losses. Gross portfolio yield and provision for credit losses changes were primarily the result of increased competition.Our net earnings were positively affected by a reduction in operating expenses as a percentage of net finance receivables and were also favorably impacted by a change in the fair value of our interest rate swap agreements. The interest rate swap agreements resulted in a pre-tax gain of $128,000 for the nine-month period ended December 31, 2015 compared to a pre-tax loss of $106,000 for the comparable nine-month period ended December 31, 2014. Our per share diluted net earnings for the nine months ended December 31, 2015, were positively impacted by the Company’s purchase of 4.7 million of the Company’s common shares by its principal operating subsidiary on March 19, 2015. Results for the nine months ended December 31, 2014 were also positively affected by a decrease in income tax expense of $804,000 or $0.07 per share. This reduction related to professional fees associated with the previously announced potential sale of the Company that were not initially deductible for income tax purposes, but became deductible as a result of the termination of the Arrangement Agreement as announced on July 1, 2014.

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Portfolio Summary
Average finance receivables, net of unearned interest (1) Average Net Finance Receivables (1)	$340,306,851	$310,882,006	$333,005,943	$308,351,789

Average indebtedness (2)	$212,684,576	$130,112,500	$207,071,567	$130,580,000

Interest and fee income on finance receivables	$22,757,326	$21,800,764	$67,469,297	$64,851,435
Interest expense	2,310,848	1,457,919	6,750,471	4,391,697

Net interest and fee income on finance receivables	$20,446,478	$20,342,845	$60,718,826	$60,459,738

Weighted average contractual rate (3)	22.78%	23.02%	22.78%	23.02%

Average cost of borrowed funds (2)	4.35%	4.48%	4.35%	4.48%

Gross portfolio yield (4)	26.75%	28.05%	27.01%	28.04%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.72%	1.88%	2.70%	1.90%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	8.93%	7.46%	7.51%	6.57%

Net portfolio yield (4)	15.10%	18.71%	16.80%	19.57%
Marketing, salaries, employee benefits, depreciation, administrative and professional fee expenses as a percentage of average finance receivables, net of unearned interest (5)	10.19%	10.63%	10.57%	10.94%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (6)	4.91%	8.08%	6.23%	8.63%

Write-off to liquidation (7)	10.31%	9.60%	8.99%	8.38%
Net charge-off percentage (8)	8.19%	8.16%	7.38%	7.15%

Note: All three-month and nine-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.

(3)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts and Direct Loans as of the period ending date.

(4)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.

(5)	The numerator for the nine-month period ended December 31, 2014 includes expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 10.79%.

(6)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, administrative, and professional fees) as a percentage of average finance receivables, net of unearned interest.

(7)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.

(8)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2015 compared to three months ended December 31, 2014

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4.6% to approximately $22.8 million for the three-month period ended December 31, 2015 from $21.8 million for the corresponding period ended December 31, 2014. Average finance receivables, net of unearned interest equaled approximately $340.3 million for the three-month period ended December 31, 2015, an increase of 9.5% from $310.9 million for the corresponding period ended December 31, 2014. The primary reason average finance receivables, net of unearned interest increased was the increase of the receivable base of several existing branches in younger markets (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 10.6% to approximately $494.8 million as of December 31, 2015, from $447.5 million as of December 31, 2014. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 26.75% for the three-month period ended December 31, 2015 compared to 28.05% for the three-month period ended December 31, 2014. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and a decrease in the average APR, which is primarily the result of increased competition. The average dealer discount associated with new volume for the three months ended December 31, 2015 and 2014 was 7.59% and 8.04%, respectively in relation to the total amount financed. The net portfolio yield decreased to 15.10% for the three-month period ended December 31, 2015 from 18.71% for the corresponding period ended December 31, 2014. The net portfolio yield decreased due to a decrease in the gross portfolio yield, an increase in the provision for credit losses, and an increase in interest expense (see “Analysis of Credit Losses” and “Interest Expense” below).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses increased to approximately $8.7 million for the three-month period ended December 31, 2015 from approximately $8.3 million for the corresponding period ended December 31, 2014. The increase was primarily related to an increase in costs associated with maintaining the finance receivable portfolio. The Company increased average headcount to 340 for the three-month period ended December 31, 2015 from 331 for the three-month period ended December 31, 2014. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.19% for the three-month period ended December 31, 2015 from 10.63% for the three-month period ended December 31, 2014.

Interest Expense

Interest expense increased to approximately $2.3 million for the three-month period ended December 31, 2015 from $1.5 million for the three-month period ended December 31, 2014. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2015	2014
Variable interest under the line of credit facility	0.39%	0.33%
Settlements under interest rate swap agreements	0.17%	0.30%
Credit spread under the line of credit facility	3.79%	3.85%

Average cost of borrowed funds	4.35%	4.48%

The Company’s average cost of funds decreased mostly due to the interest rate swap agreements not increasing proportionately to total average debt as of December 31, 2015 as compared to December 31, 2014. The total average debt increased in March 2015 due to the tender offer. LIBOR rates have also increased, which has caused the credit spread to decrease and the variable interest to increase. The variable interest rate also includes a decrease in the unused line fees offset with an increase in amortized debt fees.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the three-month periods ended December 31, 2015 and 2014. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Nine months ended December 31, 2015 compared to nine months ended December 31, 2014

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4.0% to approximately $67.5 million for the nine-month period ended December 31, 2015 from $64.9 million for the corresponding period ended December 31, 2014. Average finance receivables, net of unearned interest equaled approximately $333.0 million for the nine-month period ended December 31, 2015, an increase of 8.0% from $308.4 million for the corresponding period ended December 31, 2014. The primary reason average finance receivables, net of unearned interest increased was the increase of the receivable base of several existing branches in younger markets (see “Contract Procurement” and “Loan Origination” below). The gross finance receivable balance increased 10.6% to approximately $494.8 million as of December 31, 2015, from $447.5 million as of December 31, 2014. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 27.01% for the nine-month period ended December 31, 2015 compared to 28.04% for the nine-month period ended December 31, 2014. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and a decrease in the average APR, which is primarily the result of increased competition. The average dealer discount associated with new volume for the nine months ended December 31, 2015 and 2014 was 7.56% and 8.13%, respectively in relation to the total amount financed. The net portfolio yield decreased to 16.80% for the nine-month period ended December 31, 2015 from 19.57% for the corresponding period ended December 31, 2014. The net portfolio yield decreased due to a decrease in the gross portfolio yield, an increase in the provision for credit losses, and an increase in interest expense (see “Analysis of Credit Losses” and “Interest Expense” below).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses increased to approximately $26.4 million for the nine-month period ended December 31, 2015 from approximately $25.3 million for the corresponding period ended December 31, 2014. The increase was primarily related to an increase in costs associated with maintaining the finance receivable portfolio. The Company increased average headcount to 339 for the nine-month period ended December 31, 2015 from 328 for the nine-month period ended December 31, 2014. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.57% for the nine-month period ended December 31, 2015 from 10.94% for the nine-month period ended December 31, 2014. The nine months ended December 31, 2014 calculation includes expenses associated with the potential sale of the Company. Absent these expenses, the percentage would have been 10.79%.

Interest Expense

Interest expense increased to approximately $6.8 million for the nine-month period ended December 31, 2015 from $4.4 million for the nine-month period ended December 31, 2014. The following table summarizes the Company’s average cost of borrowed funds:

	Nine months ended December 31,
	2015	2014
Variable interest under the line of credit facility	0.36%	0.31%
Settlements under interest rate swap agreements	0.18%	0.30%
Credit spread under the line of credit facility	3.81%	3.87%

Average cost of borrowed funds	4.35%	4.48%

The Company’s average cost of funds decreased mostly due to the interest rate swap agreements not increasing proportionately to total average debt as of December 31, 2015 as compared to December 31, 2014. The total average debt increased in March 2015 due to the tender offer. LIBOR rates have also increased, which has caused the credit spread to decrease and the variable interest to increase. The variable interest rate also includes a decrease in the unused line fees offset with an increase in amortized debt fees.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the nine-month periods ended December 31, 2015 and 2014. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the seventeen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three- and nine-month periods ended December 31, 2015 and 2014, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
State	2015	2014	2015	2014
FL	$12,002,478	$12,479,607	$42,533,294	$40,126,531
GA	3,780,927	4,406,896	13,745,246	13,890,638
NC	3,636,266	3,415,112	10,785,173	11,313,314
SC	1,255,546	738,420	4,768,997	2,701,344
OH	5,254,303	5,788,850	19,076,315	17,486,943
MI	2,149,302	2,043,383	5,634,218	5,465,002
VA	989,475	848,809	3,500,305	3,513,891
IN	2,106,307	1,649,495	6,367,763	5,435,903
KY	1,895,726	2,421,467	6,600,671	6,912,724
MD	482,664	797,697	2,046,591	3,133,351
AL	932,507	1,710,827	4,465,438	4,647,562
TN	1,439,404	1,289,402	4,824,247	3,696,904
IL	1,651,512	1,925,892	6,191,599	4,402,104
MO	1,671,979	1,688,515	6,129,249	5,275,282
KS	762,417	563,344	2,182,603	1,412,568
TX	1,487,738	64,833	3,210,627	64,833
WI	106,759	—	106,759	—

Total	$41,605,310	$41,832,549	$142,169,095	$129,478,894

	Three months ended December 31,		Nine months ended December 31,
Contracts	2015	2014	2015	2014
Purchases	$41,605,310	$41,832,549	$142,169,095	$129,478,894
Weighted APR	22.55%	22.77%	22.66%	22.95%
Average discount	7.59%	8.04%	7.56%	8.13%
Weighted average term (months)	56	55	56	55
Average loan	$11,346	$11,041	$11,363	$11,005
Number of Contracts	3,667	3,789	12,512	11,765

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended December 31,		Nine months ended December 31,
Direct Loans Originated	2015	2014	2015	2014
Originations	$2,785,776	$2,665,407	$7,962,767	$7,696,461
Weighted APR	25.89%	26.25%	25.84%	26.57%
Weighted average term (months)	30	28	29	29
Average loan	$3,526	$3,357	$3,568	$3,473
Number of loans	790	794	2,232	2,216

Analysis of Credit Losses

As of December 31, 2015, the Company had 1,447 active static pools. The average pool upon inception consisted of 63 Contracts with aggregate finance receivables, net of unearned interest, of approximately $692,488.

The Company anticipates losses absorbed as a percentage of liquidation (see note 7 in the Portfolio Summary table on page 15 for the definition of write-off to liquidation) will be in the 8%-12% range during the remainder of the current fiscal year; however, no assurances can be given that the actual losses absorbed may not be higher as a result of continued fierce competition. The longer-term outlook for portfolio performance will depend largely on the competition. Other indicators include the overall economic conditions, the unemployment rate, repossessed car resale rates, and the price of oil which impacts the cost of gasoline, food and many other items used or consumed by the average person. Also, the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion will impact future portfolio performance. The Company does not believe there have been any significant changes in loan concentrations; however, the weighted average term increased to 56 months from 55 months of Contracts purchased during the three and nine months ended December 31, 2015 as compared to the three and nine months ended December 31, 2014.

The provision for credit losses increased to approximately $7.6 million from approximately $5.8 million for the three months ended December 31, 2015 and 2014, respectively. The provision for credit losses increased to approximately $18.8 million from approximately $15.2 million for the nine months ended December 31, 2015 and 2014, respectively. The Company has experienced favorable variances between projected write-offs and actual write-offs on many seasoned pools which has resulted in an increase in expected future cash flows. However, due to increased competition in more recent periods, the percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines has increased Static pools originated during fiscal 2016 and 2015, while still performing at acceptable net charge-off levels, have experienced losses higher than static pools originated in previous years. Consequently, if this trend continues, the Company would expect the provision for credit losses to remain higher for future static pools. Accordingly, the amount of additional provision necessary to maintain an adequate allowance to absorb incurred losses in the existing portfolio was greater than the provision compared to the three and nine months ended December 31, 2014. The Company’s losses as a percentage of liquidation increased to 10.31% from 9.60% for the three months ended December 31, 2015 and 2014, respectively. The Company’s losses as a percentage of liquidation increased to 8.99% from 8.38% for the nine months ended December 31, 2015 and 2014, respectively. The Company has also experienced increased losses in part due to a decrease in auction proceeds from repossessed vehicles, and an increase in our advance rates. These proceeds are dependent upon several variables including the general market for repossessed vehicles. During the three months ended December 31, 2015 and 2014, auction proceeds from the sale of repossessed vehicles averaged approximately 40% and 44%, respectively, of the related principal balance. During the nine months ended December 31, 2015 and 2014, auction proceeds from the sale of repossessed vehicles averaged approximately 43% and 46%, respectively, of the related principal balance.

The Company considers competition and its effect on loss rates as the largest driver of the loss reserve levels; however, the Company also considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. The longer-term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate, the rational or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting philosophy in additional geographic areas as it strives to continue its expansion.

The delinquency percentage for Contracts more than thirty days past due as of December 31, 2015 was 7.33% as compared to 7.19% as of December 31, 2014. The delinquency percentage for Direct Loans more than thirty days past due as of December 31, 2015 was 2.60% as compared to 2.31% as of December 31, 2014. See Note 4 – “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. Such increases in the delinquency percentage for Contracts and the losses as a percentage of liquidation were contemplated in determining the appropriate reserve levels, particularly for less seasoned pools.

Recoveries as a percentage of charge-offs decreased to approximately 9.08% for the three months ended December 31, 2015 from approximately 9.77% for the three months ended December 31, 2014. Recoveries as a percentage of charge-offs decreased to approximately 10.86% for the nine months ended December 31, 2015 from approximately 13.20% for the nine months ended December 31, 2014. Historically, recoveries as a percentage of charge-offs fluctuate from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic event. From time to time the Company will aggregate charge-off accounts, it deems uncollectable, and sell them to third party recovery specialists.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended December 31, 2015 and December 31, 2014 the Company granted deferrals to approximately 6.26% and 6.98%, respectively, of total Contracts and Direct Loans. For the nine months ended December 31, 2015 and December 31, 2014 the Company granted deferrals to approximately 17.78% and 18.02%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

The provision for income taxes decreased to approximately $1.7 million for the three months ended December 31, 2015 from approximately $2.4 million for the three months ended December 31, 2014. The Company’s effective tax rate decreased to 38.38% for the three months ended December 31, 2015 from 38.59% for the three months ended December 31, 2014. The provision for income taxes decreased to approximately $6.0 million for the nine months ended December 31, 2015 from approximately $6.9 million for the nine months ended December 31, 2014. The Company’s effective tax rate increased to 38.42% for the nine months ended December 31, 2015 from 34.51% for the nine months ended December 31, 2014. The effective tax rate for the nine months ended December 31, 2014 was unusually low due to certain professional fees totaling approximately $1.2 million associated with the potential sale of the Company becoming deductible during the three months ended June 30, 2014 when the Arrangement Agreement was terminated.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31,
	2015	2014
Cash provided by (used in):
Operating activities	$17,392,256	$17,492,098
Investing activities (primarily purchase of Contracts)	(31,304,597)	(19,144,978)
Financing activities	13,529,955	1,653,635

Net (decrease) increase in cash	$(382,386)	$755

The Company’s primary use of working capital during the nine months ended December 31, 2015, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations in addition to borrowings on the Line. The Line is secured by all of the assets of the Company and has a maturity date of January 31, 2018. The Company may borrow up to $225.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of December 31, 2015, the amount outstanding under the Line was approximately $213 million, and the amount available under the Line was approximately $12 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by approximately $14 million during the nine months ended December 31, 2015. The increase of the Line is principally related to the fact that cash needed to fund new contracts exceeded cash received from operations. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants.

Contractual Obligations

The following table summarizes the Company’s material obligations as of December 31, 2015.

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating leases	$5,170,637	$1,913,566	$2,556,570	$700,501	$—
Line of credit	213,000,000	—	213,000,000	—	—
Interest on Line[1]	19,303,125	9,265,500	10,037,625	—	—

Total	$237,473,762	$11,179,066	$225,594,195	$700,501	$—

1.	The Company’s Line matures on January 30, 2018. Interest on outstanding borrowings under the Line as of December 31, 2015, is based on an effective interest rate of 4.35% which includes the estimated effect of the interest rate swap agreements settlements through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently operates a total of 66 branch locations in sixteen states, including twenty in Florida; eight in Ohio; six in North Carolina and Georgia; three in Kentucky, Indiana, Missouri, Michigan, Illinois; two in Alabama, Virginia, Tennessee, and South Carolina; and one each in Maryland, Kansas, and Texas. Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, thirty-four of our branches meet this capacity. During this fiscal year the Company became licensed in Pennsylvania and Wisconsin, however no branch locations have been established within these states. We began purchasing contracts in Wisconsin in October 2015; and in Pennsylvania in January 2016We also continue developing in Texas and plan to open a full service branch location in Dallas prior to March 31, 2016. The Company continues to evaluate potential new markets, however, as a result of continued intense competition; the Company is currently evaluating the long-term sustainability of its current branch-based model. The Company has been experiencing declines in its gross portfolio yield, and if such declines continue into future periods, the Company may restructure its operations in an effort to reduce operating expenses. The likelihood of any material changes in which the Company operates will be evaluated over the next several quarters.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. As of December 31, 2015, $163,000,000, or approximately 76.5% of our total debt, was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points (1.4295% as of December 31, 2015) as of December 31, 2015 applicable to this floating rate debt would have an annual after-tax increase of interest expense of approximately $255,000.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: February 09, 2016	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Chairman of the Board, President,
Chief Executive Officer and Director

Date: February 09, 2016	/s/ Katie L. MacGillivary
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