Form 10-K
period 2016-03-31
NICHOLAS FINANCIAL INC
filed 2016-06-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 30, 2015, the aggregate market value of the Registrant’s Common Shares held by non-affiliates of the Registrant was approximately $95.8 million.

As of June 6, 2016, approximately 12.5 million shares, no par value, of the Registrant were outstanding (of which approximately 4.7 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and approximately 7.8 million shares were entitled to vote).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2016 Annual General Meeting of Shareholders currently expected to be held on September 8, 2016, are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (“Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “will,” “may,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively the “Company”), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed herein under “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, the availability of capital at acceptable rates and terms, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on retail installment sales contracts (“Contracts”), regulatory changes in the Company’s existing and future markets, the Company’s intentions regarding strategic alternatives, and the Company’s ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this Report are based on information available to the Company as of the date of filing of this Report, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s filings made with the US Securities and Exchange Commission (“SEC”), including its reports on Forms 10-Q, 8-K and 10-K and annual reports to shareholders.

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are currently conducted exclusively through its wholly-owned indirect subsidiary, Nicholas Financial, Inc., a Florida corporation (“Nicholas Financial”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products. Nicholas Financial’s financing activities accounted for 100% of the Company’s consolidated revenue for the fiscal year ended March 31, 2016 and more than 99% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2015 and 2014, respectively.

A second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), historically was engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. NDS’s activities accounted for less than 1% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2015 and 2014. NDS ceased its operations during the fiscal year ended March 31, 2015; however it continues as the interim holding company for Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the “Company”. All financial information herein is designated in United States dollars. References to “fiscal 2016” are to our fiscal year ended March 31, 2016 and references to “fiscal 2017” are to our fiscal year ending March 31, 2017.

The Company’s principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759, and its telephone number is (727) 726-0763.

Available Information

The Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Center section of the Company’s Internet website at http://www.nicholasfinancial.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information by reference into, this Report. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Growth Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through greater penetration in its current markets and controlled geographic expansion into new markets. The Company seeks to expand its automobile financing program in the eighteen states — Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin — in which it currently operates by increasing the business generated at its existing branch locations and by targeting certain geographic locations within some of these states where it believes there is a sufficient market for its automobile financing program. The Company’s strategy is to monitor these markets and ultimately decide if and where it will open additional branch locations. During fiscal 2016, the Company started buying Contracts in Wisconsin and Pennsylvania. The Company is planning to open a branch in Pittsburgh by the end of the second quarter in fiscal 2017. Dealers in Wisconsin are serviced in our Gurnee, Illinois branch. During fiscal 2016, the Company also opened a branch in the Chicago area, and two new branch offices in Texas. The Company consolidated two branch locations (Clearwater, FL and Birmingham, AL) into branches previously established within their market. The Company will continue to evaluate any branch locations that do not meet its minimum profitability targets and may elect to close one or more of these branches in the future. The Company also continues to analyze other markets in states in which it does not currently operate for expansion opportunities. The Company is also evaluating the organization and its structure. The Company’s decisions on how it plans to continue operating its business strategy will be influenced by the sustainability of some of its competitors’ underwriting and risk-based pricing. Although the Company has not made any bulk purchases of Contracts in over two decades, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

The Company is currently licensed to provide Direct Loans in Florida and North Carolina. The Company does not have any current plans to expand its strategy of soliciting current customers and expects total Direct Loans to remain less than 5% of its total portfolio for the foreseeable future.

Automobile Finance Business – Contracts

The Company is engaged in the business of providing financing programs, primarily on behalf of purchasers of new and used cars and light trucks who meet the Company’s credit standards but who do not meet the credit standards of traditional lenders, such as banks and credit unions because of the customer’s credit history or job instability or the age of the vehicle being financed. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase Contracts for purchases made by borrowers who do not have a good credit history and for older model and high-mileage automobiles. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: current income; credit history; history in making installment payments for automobiles; current and prior job status; and place and length of residence. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract.

As of the date of this annual report on Form 10-K, the Company’s automobile finance programs are conducted in eighteen states through a total of 67 branch offices, consisting of twenty in Florida, eight in Ohio, six in each of North Carolina and Georgia, three in each of Illinois, Indiana, Kentucky, Missouri and Michigan, two in each of Alabama, South Carolina, Tennessee, Texas and Virginia, and one in each of Kansas and Maryland. The Company has also commenced Contract acquisition in Pennsylvania utilizing the underwriting staff of the Columbus, Ohio branch location. The Company is planning to open a branch in Pittsburgh by the end of the second quarter in fiscal 2017. The Company has also commenced Contract acquisition in Wisconsin using the underwriting staff of the Gurnee, Illinois branch location. At this time, the Company does not have any plans to open a branch in the Wisconsin area. As of March 31, 2016 the Company had non-exclusive agreements with approximately 4,100 dealers, of which approximately 2,300 were active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company, the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

A customer under a Contract typically makes a down payment, in the form of cash or trade-in, ranging from 5% to 35% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts, gap insurance, roadside assistance plans, credit disability insurance and/or credit life insurance are generally financed over a period of 12 to 72 months.

At approximately the time of origination, the Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed (the dealer discount) by the purchaser of the automobile. The amount of the dealer discount depends upon factors such as the age and value of the automobile, creditworthiness of the customer and competition in any given market. The Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition more significantly impacts the discount that the Company can charge. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract. As of March 31, 2016, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer. Although all of the Contracts in the Company’s loan portfolio were acquired without recourse, each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Contract Procurement

The Company currently purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2016 was a 2007 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

	Maximum allowable interest rate (1)	Fiscal year ended March 31, (In thousands)
State		2016	2015	2014
Alabama	(2)	$5,764	$6,289	$6,041
Florida	18-30%(3)	55,270	54,653	51,841
Georgia	18-30%(3)	18,227	18,710	17,423
Illinois	(2)	7,563	6,457	3,905
Indiana	25%	8,595	7,654	6,983
Kansas	(2)	3,052	2,165	1,539
Kentucky	18-25%(3)	8,837	9,768	8,758
Maryland	24%	2,626	4,081	3,081
Michigan	25%	7,671	7,355	6,345
Missouri	(2)	8,227	7,554	5,651
North Carolina	18-29%(3)	14,291	15,078	15,753
Ohio	25%	24,520	24,245	24,682
Pennsylvania	18-21%(3)	392	—	—
South Carolina	(2)	6,145	3,966	4,965
Tennessee	(2)	6,134	5,206	6,270
Texas	18-28%(3)	4,965	821	—
Virginia	(2)	4,614	4,367	6,008
Wisconsin	(2)	382	—	—

Total		$187,275	$178,369	$169,245

(1)	The maximum allowable interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 30% per annum.
(3)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31, (Purchases in thousands)
Contracts	2016	2015	2014
Purchases	$187,275	$178,369	$169,245
Weighted APR	22.66%	22.90%	23.00%
Average dealer discount	7.51%	8.08%	8.44%
Weighted average term (months)	56	55	52
Average loan	$11,348	$10,967	$10,612
Number of Contracts purchased	16,503	16,264	15,949

Direct Loans

The Company currently originates Direct Loans in Florida and North Carolina. Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $4,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a Direct Loan license in Alabama, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia or Wisconsin, and none is presently required in Georgia (as long as the Direct Loan is greater than $3,000). The Company is currently not pursuing Direct Loans in Georgia. The Company does not expect to pursue a Direct Loan license in any other state during the fiscal year ending March 31, 2017. The size of the loan and maximum interest rate that can be charged vary from state to state. In deciding whether or not to make a loan, the Company considers the individual’s income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s Direct Loan program was implemented in April 1995 and accounted for approximately 3% of the Company’s annual consolidated revenues during the year ended March 31, 2016.

In connection with its Direct Loan program, the Company also makes available credit disability, credit life insurance, and involuntary unemployment insurance coverage to customers through an unaffiliated third-party insurance carrier. Customers in approximately 76% of the approximate 3,000 Direct Loan transactions outstanding as of March 31, 2016 had elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance is included in the amount financed by the customer.

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31, (Originations in thousands)
Direct Loans	2016	2015	2014
Originations	$9,578	$9,525	$9,787
Weighted APR	25.82%	26.47%	26.72%
Weighted average term (months)	30	29	29
Average loan	$3,589	$3,536	$3,427
Number of contracts originated	2,669	2,694	2,856

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

The Company uses essentially the same criteria in analyzing a Direct Loan as it does in analyzing the purchase of a Contract. Lending decisions regarding Direct Loans are made based upon a review of the customer’s loan application, income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan. To date, since the majority of the Company’s Direct Loans have been made to individuals whose automobiles have been financed by the Company, the customer’s payment history under his or her existing or past Contract is a significant factor in the lending decision.

After reviewing the information included in the Contract or Direct Loan application and taking the other factors into account, the Company’s loan origination system categorizes the customer using internally developed credit classifications of “1,” indicating higher creditworthiness, through “6,” indicating lower creditworthiness. Contracts are financed for individuals who fall within all six acceptable rating categories utilized, “1” through “6”. Usually a customer who falls within the two highest categories (i.e., “1” or “2”) is purchasing a two to four-year old, low mileage used automobile from the inventory of a new car or franchise dealer, while a customer in any of the three lowest categories (i.e., “4,” “5,” or “6”) usually is purchasing an older, high mileage automobile from an independent used automobile dealer.

The Company utilizes internal audit ( the “IA”) to perform on-site audits of its branches’ compliance with Company underwriting guidelines. IA audits Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the Branch Manager, previous branch audit score and current and historical branch profitability. IA reports directly to the SVP of Operations of the Company.

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

Any account that is less than 120 days old is included on the delinquency report on the first day that the Contract is contractually past due. Once an account becomes 30 days past due, repossession proceedings are implemented unless the customer provides the Company with an acceptable explanation for the delinquency and displays a willingness and the ability to make the payment, and commits to a plan to return the account to current status. When an account is 61 days past due, the Company ceases recognition of income on the Contract and repossession proceedings are initiated. At 120 days delinquent, if the vehicle has not yet been repossessed, the account is written off. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. Instead, the vehicle appears on the Company’s repossession report and is sold, either at auction or to an automobile dealer.

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

The Company’s policy is to pursue legal remedies to collect deficiencies from customers. Oral requests for payment are made beginning when an account becomes 11 days delinquent. When an account becomes 30 days delinquent and the customer has not made payment arrangements acceptable to the Company or has failed to respond to the requests for payment, a repossession request is generally contemplated by the responsible branch office employee for approval by the Branch Manager for the vicinity in which the borrower lives; however, each account is unique and looked at individually. Once the repossession request has been approved, first by the Branch Manager and second by the applicable District Manager, it must then be approved by the Director of Loss Recovery. The repossessor delivers the vehicle to a secure location specified by the Company. The Company maintains relationships with several licensed repossession firms that repossess vehicles for fees that range from $250 to $500 for each vehicle repossessed. As required by Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin law, the customer is notified by certified letter that the vehicle has been repossessed and what the customer needs to do in order to regain their vehicle.

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

Marketing and Advertising

The Company’s Contract marketing efforts currently are directed exclusively toward automobile dealers. The Company attempts to meet dealers’ needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 30-mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising, such as radio or newspaper advertisements, for the purchase of Contracts.

The Company solicits customers under its Direct Loan program primarily through direct mailings, followed by telephone calls to individuals who have a good credit history with the Company in connection with Contracts purchased by the Company.

Computerized Information System

The Company uses a third party loan origination system and an internally developed loan servicing system to assist in responding to customer inquiries and to monitor the performance of its Contract and Direct Loan portfolio and the performance of individual customers under Contracts. All Company personnel are provided with real-time access to information. The Company has created specialized programs to automate the tracking of Contracts and Direct Loans from inception. The Company’s computer network encompasses both its corporate headquarters and its branch office locations. See “Monitoring and Enforcement of Contracts” above for a summary of the different reports prepared by the Company.

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, including the existing low interest rate environment, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources than the Company. Increased competition for the purchase of Contracts has caused a reduction in the interest rates payable by many individual purchasers of automobiles, and the Company believes that continued increased competition could materially reduce such interest rates in the foreseeable future. In addition, increased competition for the purchase of Contracts has enabled automobile dealers to shop for the best price, thereby giving rise to an erosion in the dealer discounts from the initial principal amounts at which the Company is willing to purchase Contracts and higher advance rates. The Company’s average dealer discount for the fiscal years ended March 31, 2016, 2015, and 2014 was 7.51%, 8.08% and 8.44%, respectively. Further, increased competition has resulted in the purchase of lower credit quality Contracts, though these Contracts are still acceptable under the Company’s underwriting guidelines.

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

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends in part upon the Company maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 2,300 dealers with which the Company currently has active Contractual relationships accounted for over 1% of its business volume for any of the fiscal years ended March 31, 2016, 2015 or 2014.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes, regulations and ordinances. Additionally, the procedures that the Company must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. The following constitute certain of the existing federal, state and local statutes, regulations and ordinances with which the Company must comply:

•	State consumer regulatory agency requirements. Pursuant to state regulations, on-site audits can be conducted for each of the Company’s branches located within Florida, Alabama, Illinois, Indiana, Michigan and Missouri to monitor compliance with applicable regulations. These regulations include, but are not limited to: licensure requirements; requirements for maintenance of proper records; payment of required fees; maximum interest rates that may be charged on loans to finance used vehicles; and proper disclosure to customers regarding financing terms. Pursuant to North Carolina law, the Company’s Direct Loan activities in that state are subject to similar periodic on-site audits by the North Carolina Office of the Commissioner of Banks.

•	State licensing requirements. The Company maintains a Sales Finance Company License with the Florida Department of Banking and Finance, as well as consumer loan licenses in Florida and North Carolina. In addition, each of the dealers that the Company does business with is required to maintain a Retail Installment Seller’s License with each state in which it operates.

•	Fair Debt Collection Practices Act. The Fair Debt Collection Practices Act (“FDCPA”) and applicable state law counterparts prohibit the Company from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

•	Truth in Lending Act. The Truth in Lending Act (“TILA”) requires the Company and the dealers it does business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each Contract or Direct Loan.

•	Equal Credit Opportunity Act. The Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the ECOA, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

•	Fair Credit Reporting Act. The Fair Credit Reporting Act (“FCRA”) requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer-reporting agency.

•	Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters.

•	Servicemembers Civil Relief Act. The Servicemembers Civil Relief Act (“SCRA”) requires the Company to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty.

•	Electronic Funds Transfer Act. The Electronic Funds Transfer Act (“EFTA”) prohibits the Company from requiring its customers to repay a loan or other credit by electronic funds transfer (“EFT”), except in limited situations which do not apply to the Company. The Company is also required to provide certain documentation to its customers when an EFT is initiated and to provide certain notifications to its customers with regard to preauthorized payments.

•	Telephone Consumer Protection Act. The Telephone Consumer Protection Act (“TCPA”) governs the Company’s practice of contacting customers by certain means i.e. auto dealers, pre-recorded or artificial voice calls on customers’ land lines, fax machines and cell phones, including text messages.

•	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect the Company’s ability to recover collateral or enforce a deficiency judgment.

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

Failure to comply with these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Contracts, making it more costly or burdensome to do business or resulting in potential liability. The volume of new or modified laws and regulations and the activity of agencies enforcing such law have increased in recent years in response to issues arising with respect to consumer lending. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies. This legislation may change our operating environment in substantial and unpredictable ways and may have a material adverse effect on our business.

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

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2016 the Company employed a total of 333 persons, of which 41 persons were employed at the Company’s Corporate Headquarters. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Item 1A. Risk Factors

The following factors, as well as other factors not set forth below, may adversely affect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

We operate in an increasingly competitive market.

The non-prime consumer-finance industry is highly competitive, and the competitiveness of the market continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations and become more aggressive in offering competitive terms. There are numerous financial service companies that provide consumer credit in the markets served by us, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than us. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor-plan financing and leasing, which are not provided by us. Providers of non-prime consumer financing have traditionally competed primarily on the basis of:

•	interest rates charged;

•	the quality of credit accepted;

•	dealer discount;

•	amount paid to dealers relative to the wholesale book value;

•	the flexibility of loan terms offered; and

•	the quality of service provided.

Our ability to compete effectively with other companies offering similar financing arrangements depends in part on our ability to maintain close relationships with dealers of new and used vehicles. We may not be able to compete successfully in this market or against these competitors.

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. As new and existing providers of consumer financing have undertaken to penetrate our targeted market segment, we have experienced increasing pressure to reduce our interest rates, fees and dealer discounts in order to maintain our market share. The Company’s average dealer discount for the fiscal years ended March 31, 2016, 2015, and 2014 was 7.51%, 8.08%, and 8.44%, respectively. Further reductions in our interest rates, fees or dealer discount rates could have a material adverse impact on our profitability or financial condition.

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

Pursuant to the authority granted to it under the Dodd-Frank Act, the CFPB adopted rules that subject larger nonbank automobile finance companies such as us to supervision and examination by the CFPB. Any such examination by the CFPB likely would have a material adverse effect on our operations and financial performance.

The CFPB issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business, including us. Since we are deemed a larger participant, we are subject to supervision and examination by the CFPB. The CFPB’s stated objectives of such examinations are: to assess the quality of a larger participant’s compliance management systems for preventing violations of federal consumer financial laws; to identify acts or practices that materially increase the risk of violations of federal consumer finance laws and associated harm to consumers; and to gather facts that help determine whether the larger participant engages in acts or practices that are likely to violate federal consumer financial laws in connection with its automobile finance business. Thus, as a larger participant, we will be subject to examination by the CFPB for, among other things, ECOA compliance; unfair, deceptive or abusive acts or practices (“UDAAP”) compliance; and the adequacy of our compliance management systems.

In February 2016, the CFPB published a list of nine policy priorities on which it intends to focus its resources over the next two years. These priorities include, among other things, initiation of the rulemaking process regarding debt collection practices that would apply to third-party collectors and first-party collectors and continued examination and investigation of, and potential rulemaking regarding, consumer credit reporting practices. The timing and impact of these anticipated rules on our business remain uncertain.

We have evaluated our existing compliance management systems and are in the process of updating, improving and/or replacing such systems. We expect this process to continue as the CFPB promulgates new and evolving rules and interpretations. Given the time and effort needed to establish, implement and maintain adequate compliance management systems and the resources and costs associated with being examined by the CFPB, such an examination would likely have a material adverse effect on our business, financial condition and profitability. Moreover, any such examination by the CFPB could result in the assessment of penalties, including fines, and other remedies which could, in turn, have a material effect on our business, financial condition and profitability.

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

The profitability and growth of our business currently depend on our ability to access bank debt at competitive rates. We currently depend on a $225.0 million line of credit facility with a financial institution to finance a large portion of our purchases of Contracts and fund our Direct Loans. This line of credit currently has a maturity date of January 30, 2018 and is secured by substantially all our assets. At March 31, 2016, we had $211.0 million outstanding under the line of credit and $14.0 million available for additional borrowing. As of June 13, 2016 we had $209.0 million outstanding under the line of credit and $16.0 million available for additional borrowing.

The availability of our credit facility depends, in part, on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank loans in general. Our average indebtedness under the line of credit increased to $208.2 million in fiscal 2016 from $133.4 million in fiscal 2015 and $127.1 million in fiscal 2014. Therefore, we cannot guarantee that this credit facility will continue to be available beyond the current maturity date on reasonable terms or at all. If we are unable to renew or replace our credit facility or find alternative financing at reasonable rates or upon reasonable terms, we may be forced to liquidate. We will continue to depend on the availability of our line of credit, together with cash from operations, to finance our future operations.

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

Our profitability depends, to a material extent, on the performance of Contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because substantially all of our loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due to their credit history. Our underwriting standards and collection procedures, may not offer adequate protection against the risk of default, especially in periods of economic uncertainty and high unemployment such as have existed over much of the past few years. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. Higher than anticipated delinquencies and defaults on our Contracts would reduce our profitability.

In addition, in the event we were to make any bulk purchases of seasoned Contracts, we may experience higher than normal delinquency rates with respect to these loan portfolios due to our inability to apply our underwriting standards to each loan comprising the acquired portfolios. No assurances can be given that we would be able to successfully mitigate the high credit risk associated with the loans.

Other than limited representations and warranties made by dealers in favor of the Company, Contracts are purchased from the dealers without recourse, and we are therefore only able to look to the borrowers for repayment.

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

Our financial position depends on management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include achievement of the desired Contract purchase volume, the use of effective risk management techniques and collection methods, continued investment in technology to support operating efficiency, and continued access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could have a material adverse effect on our business and financial condition.

Our business is highly dependent upon general economic conditions.

We are subject to changes in general economic conditions that are beyond our control. During periods of economic uncertainty, such as has existed for much of the past few years, delinquencies, defaults, repossessions and losses generally increase, absent offsetting factors. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. No assurances can be given that our underwriting criteria and collection methods to manage the higher risk inherent in loans made to non-prime borrowers will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing costs could have a material adverse effect on our business and financial condition.

Furthermore, in a low interest-rate environment such as has existed in the United States in recent years, the level of competition increases in the non-prime consumer-finance industry as new competitors enter the market and many existing competitors expand their operations. Such increased competition, in turn, exerts increasing pressure on us to reduce our interest rates, fees and dealer discount rates in order to maintain our market share. Reductions in our interest rates, fees or dealer discount rates could have a material adverse impact on our profitability or financial condition. For example, the weighted average APR of our portfolio decreased from 22.93% to 22.73% for the fiscal years ended March 31, 2015 and 2016, respectively. Our average dealer discount decreased from 8.08% to 7.51% for the fiscal years ended March 31, 2015 and 2016, respectively.

Recent economic developments may adversely affect our business and financial condition.

Over the past several years, the United States has experienced a period of economic uncertainty and wage stagnation that has adversely affected our business and financial condition. Stagnant wages and a continued lack of available credit have contributed to higher delinquencies and losses than we would otherwise experience.

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

We use various technologies in our business, including telecommunication, data processing, and integrated computer systems. Technology changes rapidly. Our ability to compete successfully with other financing companies may depend on our ability to efficiently and cost-effectively implement technological changes. Moreover, to keep pace with our competitors, we may be required to invest in technological changes that do not necessarily improve our profitability. We replaced our loan origination system with a third party vendor during fiscal 2016 and plan to upgrade our loan servicing system during the end of fiscal 2017 or the beginning of fiscal 2018. Difficulties experienced in the implementation of a new servicing system could have a material adverse effect on our ability to service existing Contracts and Direct Loans and, thus, on our business and financial condition.

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

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to secure online transmission of confidential customer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against, or alleviate problems caused by, security breaches or other cybersecurity incidents. Although we have not experienced any material cybersecurity incidents to dates, there can be no assurance that a cyber-attack, security breach or other cybersecurity incident will not have a material adverse effect on our business, financial condition or results of operations in the future. Our security measures are designed to protect against security breaches, but our failure to prevent security breaches could subject us to liability, decrease our profitability and damage our reputation.

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

The average daily trading volume of our Common shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2016 was approximately 26,000 shares. Moreover, on March 19, 2015, our Nicholas Financial subsidiary purchased an aggregate of approximately 4.7 million of our Common shares pursuant to a modified “Dutch auction” tender offer, thereby reducing the number of shares potentially available in the public market. Thus, our Common shares are thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our Common shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

Each of the Company’s 67 branch offices located in Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Virginia consists of approximately 1,400 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $12.00 to $35.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

The following table sets forth the high and low sales prices of the Company’s common shares for the fiscal years ended March 31, 2016 and 2015, respectively.

Fiscal year ended March 31, 2016	High	Low
First Quarter	$14.49	$12.25
Second Quarter	$14.08	$12.25
Third Quarter	$13.80	$11.45
Fourth Quarter	$11.88	$9.92

Fiscal year ended March 31, 2015	High	Low
First Quarter	$15.85	$14.27
Second Quarter	$14.49	$10.64
Third Quarter	$14.95	$10.90
Fourth Quarter	$15.47	$13.38

As of June 18 2015, there were approximately 1,700 holders of record of the Company’s Common shares.

No cash dividends were declared or paid during the fiscal year ended March 31, 2016 or 2015. The following cash dividends were declared and paid during the fiscal year ended March 31, 2014.

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

A 15% Canadian withholding tax applies to dividends paid by the Company to a U.S. shareholder (including those that own less than 10% of the Company’s voting shares) that is an individual. The U.S. shareholder must include the gross amount of the dividends in his net income to be taxed at the regular rates. In general, a U.S. shareholder can obtain a foreign tax credit for U.S. federal income tax purposes with respect to the Canadian withholding tax on such dividends, but the amount of such credit is subject to a limitation that depends, in part, on the amount of the shareholder’s income and losses from other sources. A U.S. shareholder that is an individual also can elect to claim a deduction (rather than a foreign tax credit) for all non-U.S. income taxes paid by the shareholder during the particular year. U.S. shareholders are urged to consult their own tax advisors regarding the U.S. federal income tax treatment of any Canadian withholding tax imposed on dividends from the Company.

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

ISSUER PURCHASES OF EQUITY SECURITIES

(In Millions, except average price)

Period	Total Number of Common shares Purchased	Average Price Paid per Common share	Total Number of Common Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Common shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2015 through March 31, 2015	4.7	$14.85	4.7	—

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2016, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except exercise price)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	357	$10.07	703
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	357	$10.07	703

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s Common shares for the five-year period ended March 31, 2016, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (Dow Jones US General Financial Index). The stock performance graph assumes that the value of the investment in each of the Company’s Common shares, the NASDAQ Composite Index and the Dow Jones US General Financial Index was $100 on April 1, 2011 and that all dividends were reinvested.

The graph displayed below is presented in accordance with SEC requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	04/01/2011	03/31/2012	03/31/2013	03/31/2014	03/31/2015	03/31/2016
Nicholas Financial, Inc.	$100.00	$108.11	$120.49	$128.93	$114.84	$88.44
NASDAQ Composite	100.00	111.16	117.49	150.98	176.22	175.11
Dow Jones US General Financial Index	100.00	101.58	123.49	158.19	174.92	159.65

Item 6.	Selected Financial Data

The following tables present selected consolidated financial data of the Company as of and for the fiscal years ended March 31, 2016, 2015, 2014, 2013, and 2012. The selected consolidated financial data have been derived from our consolidated financial statements.

You should read the selected consolidated financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report.

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2016	2015	2014	2013	2012
Statement of Operations Data
Interest income on finance receivables	$90,707	$86,790	$82,629	$82,110	$80,515

Interest expense	9,007	5,970	5,678	5,121	4,892
Provision for credit losses	26,278	20,371	14,979	13,392	12,368
Salaries and employee benefits	22,313	20,835	19,634	18,326	17,583
Change in fair value of interest rate swaps	24	364	(688)	505	—
Other expenses	12,980	13,154	14,509	12,280	9,524

	70,602	60,694	54,112	49,624	44,367

Operating income before income taxes	20,105	26,096	28,517	32,486	36,148
Income tax expense	7,726	9,240	11,814	12,545	13,926

Net income	$12,379	$16,856	$16,703	$19,941	$22,222

Earnings per share – basic:	$1.60	$1.40	$1.38	$1.66	$1.89

Weighted average shares outstanding	7,622	12,013	12,096	11,977	11,747

Earnings per share – diluted:	$1.59	$1.38	$1.36	$1.63	$1.85

Weighted average shares outstanding	7,692	12,192	12,325	12,218	12,033

	As of and for the Fiscal Year ended March 31, (In thousands, except number of branch locations)
	2016	2015	2014	2013	2012
Balance Sheet Data
Total assets	$325,309	$302,529	$283,430	$263,835	$256,560
Finance receivables, net	311,837	288,904	269,344	249,826	241,253
Line of credit	211,000	199,000	127,900	125,500	112,000
Shareholders’ equity	102,849	89,888	141,938	126,965	135,263

Operating Data
Return on average assets	3.94%	5.75%	6.10%	7.66%	8.90%
Return on average equity	12.85%	14.54%	12.42%	15.21%	17.79%
Gross portfolio yield (1)	27.10%	28.00%	28.44%	29.22%	29.48%
Pre-tax yield (1)	6.02%	8.54%	9.65%	11.82%	13.31%
Total delinquencies over 30 days, excluding Chapter 13 bankruptcy accounts	5.50%	4.11%	4.00%	3.68%	2.99%
Write-off to liquidation (1)	9.10%	8.13%	7.17%	6.81%	5.66%
Net charge-off percentage (1)	7.56%	7.04%	6.22%	5.88%	4.59%

Automobile Finance Data & Direct Loan Origination
Contracts purchased/Direct Loans originated	$196,853	$187,893	$179,031	$160,078	$152,316
Average dealer discount on Contracts purchased	7.51%	8.08%	8.44%	8.54%	9.23%
Weighted average contractual rate on Contracts & Direct Loans purchased	22.81%	23.08%	23.20%	23.43%	23.93%
Number of branch locations	67	66	65	64	60

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada currently conducts its business activities exclusively through a wholly-owned indirect Florida subsidiary, Nicholas Financial, which purchases and services Contracts, makes Direct Loans and sells consumer-finance related products. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for each of the fiscal years ended March 31, 2015 and 2014, and 100% of the Company’s consolidated revenue for the fiscal year ended March 31, 2016. A second Florida subsidiary, NDS, which historically provided limited computer software support and updated services to small businesses, has ceased such operations; however it continues as the intermediate holding company for Nicholas Financial. Nicholas Financial-Canada, Nicholas Financial and NDS are collectively referred to herein as the “Company”.

Introduction

The Company’s consolidated revenues increased for the fiscal year ended March 31, 2016 to $90.7 million as compared to $86.8 million and $82.6 million for the fiscal years ended March 31, 2015 and 2014, respectively. The Company’s diluted earnings per share increased for the fiscal year ended March 31, 2016 to $1.59 as compared to $1.38 and $1.36 for the fiscal years ended March 31, 2015 and 2014, respectively. The per share diluted net earnings for the fiscal year ended March 31, 2016 were positively impacted by the purchase of 4.7 million of the Company’s common shares by its principal operating subsidiary on March 19, 2015. The Company’s operating income before taxes for the fiscal year ended March 31, 2016 decreased to $20.1 million as compared to $26.1 million and $28.5 million for the fiscal years ended March 31, 2015 and 2014, respectively. This was a result of a decrease in the gross portfolio yield, an increase in the provision for credit losses, and an increase in interest expense due to the $70 million the Company borrowed for the tender offer. The effective income tax rate for the fiscal year ended March 31, 2014 was higher than normal due to non-deductible professional fees relating to an agreement providing for the acquisition of the Company by an unaffiliated third party. The effective income tax rate for the fiscal year ended March 31, 2015 was lower than normal due to the same non-deductible expenses becoming deductible when such agreement was terminated. The Company’s consolidated net income for the fiscal years ended March 31, 2016, 2015, and 2014 were $12.4 million, $16.9 million and $16.7 million, respectively. The Company believes the increase in losses each successive year was primarily attributable to an increase in competition which has driven higher advance rates for Contracts acquired. In addition, competition generally results in the purchase of lower credit quality Contracts, though these Contracts are still acceptable under the Company’s underwriting guidelines. Historically, when competition has increased, the Company has experienced higher losses, decreased Contract origination and reduced profits. While it is difficult to predict the level of competition long-term, the Company believes that the current highly competitive environment will prevail for the foreseeable future, which will continue to put pressure on its margins. The weighted average APR of the portfolio for the fiscal years ended March 31, 2016, 2015, and 2014 were 22.73%, 22.93%, and 23.20%, respectively. The average dealer discounts as a percent of gross finance receivables associated with new volume for the fiscal years ended March 31, 2016, 2015, and 2014 were 7.51%, 8.08%, and 8.44%, respectively.

The Company is evaluating its organization and its structure. The Company’s decisions on how it plans to continue operating its business strategy will be influenced by the sustainability of some of its competitors’ underwriting and risk-based pricing.

Portfolio Summary	Fiscal Year ended March 31, (In thousands)
	2016	2015	2014
Average finance receivables, net of unearned interest (1)	$334,754	$309,995	$290,502

Average indebtedness (2)	$208,214	$133,434	$127,093

Interest and fee income on finance receivables	$90,707	$86,785	$82,610
Interest expense	$9,007	$5,970	$5,678

Net interest and fee income on finance receivables	$81,700	$80,815	$76,932

Weighted average contractual rate (3)	22.73%	22.93%	23.20%

Average cost of borrowed funds (2)	4.33%	4.47%	4.47%

Gross portfolio yield (4)	27.10%	28.00%	28.44%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.69%	1.93%	1.95%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	7.85%	6.57%	5.16%

Net portfolio yield (4)	16.56%	19.50%	21.33%
Marketing, salaries, employee benefits, depreciation, administrative and professional fee expenses and dividend taxes as a percentage of average finance receivables, net of unearned interest (5)	10.54%	10.96%	11.68%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (6)	6.02%	8.54%	9.65%

Write-off to liquidation (7)	9.10%	8.13%	7.17%
Net charge-off percentage (8)	7.56%	7.04%	6.22%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts and Direct Loans as of the period ending date.
(4)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents interest and fee income on finance receivables minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(5)	The numerator for the fiscal year ended March 31, 2015 included expenses associated with the abandoned sale of the Company. Absent these expenses, the percentage would have been 10.85%. The numerator for the fiscal year ended March 31, 2014 included expenses associated with the potential sale of the Company and payments of cash dividends. Absent these expenses, the percentage would have been 10.83%.
(6)	Pre-tax yield represents net portfolio yield minus operating expenses as a percentage of average finance receivables, net of unearned interest.
(7)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases minus voids and refinances minus ending receivable balance.
(8)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

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

Because of the nature of the customers under the Company’s Contracts and its Direct Loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability and credit history, and the types of vehicles purchased, in each market. Each such static pool consists of the Contracts purchased by a branch office during a fiscal quarter.

Contracts are purchased from many different dealers and are all purchased on an individual Contract-by-Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of the applicable state maximum interest rate, if any, or the maximum interest rate which the customer will accept. In certain markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company purchases Contracts on an individual basis, although the Company may consider portfolio acquisitions as part of its growth strategy. See “Item 1. Business—Growth Strategy.”

The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to cause all of the Contracts that the Company purchases to have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes IA to assure adherence to its underwriting guidelines.

The allowance for credit losses is established through charges to earnings through the provision for credit losses. The allowance for credit losses is maintained at an amount that reduces the net carrying amount of finance receivables for incurred losses.

In analyzing a static pool, the Company considers the performance of prior static pools originated by the same branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current static pool, the credit rating of the customers under the Contracts in the static pool, and current market and economic conditions. Each static pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary.

Fiscal 2016 Compared to Fiscal 2015

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 4.5% to $90.7 million in fiscal 2016 from $86.8 million in fiscal 2015. The average finance receivables, net of unearned interest, totaled $334.8 million for the fiscal year ended March 31, 2016, an increase of 8% from $310.0 million for the fiscal year ended March 31, 2015. The primary reason average finance receivables, net of unearned interest, increased was an increase of the receivable base of several existing branches in younger markets in fiscal 2016. (see “Item 1. Business—Contract Procurement”). The gross finance receivable balance increased 9% to $498.1 million for the fiscal year ended March 31, 2016 from $458.0 million for the fiscal year ended March 31, 2015. The primary reasons gross finance receivables increased were an increase in Contracts purchased and an increase in the weighted-average term of Contracts purchased. The primary reason interest income increased was the increase in the volume of the outstanding loan portfolio, which was partially offset by a lower weighted APR earned on our portfolio for the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. The gross portfolio yield decreased to 27.10% for the fiscal year ended March 31, 2016 from 28.00% for the fiscal year ended March 31, 2015. The net portfolio yield decreased to 16.56% for the fiscal year ended March 31, 2016 from 19.50% for the fiscal year ended March 31, 2015. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and a decrease in the average weighted APR, both of which is primarily the result of increased competition. The net portfolio yield decreased due to a decrease in the gross portfolio yield, an increase in the provision for credit losses, and an increase in interest expense (see “Analysis of Credit Losses” and “Interest Expense” below).

Marketing, Salaries and Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries and employee benefits, depreciation, administrative, and professional fee expenses increased to $35.3 million for the fiscal year ended March 31, 2016 compared to $34.0 million for the fiscal year ended March 31, 2015, primarily because of an increase in cost associated with maintaining the finance receivables portfolio. The Company opened three new branch locations during the fiscal year ended March 31, 2016, and consolidated two branch locations into branches previously established within their market. However, the Company increased the average headcount to 338 for the fiscal year ended March 31, 2016 from 330 for the fiscal year ended March 31, 2015. Marketing, salaries and employee benefits, depreciation, administrative expenses, and professional fee expenses as a percentage of average finance receivables, net of unearned interest, decreased to 10.54% for the fiscal year ended March 31, 2016 from 10.96% for the fiscal year ended March 31, 2015. Absent the professional expenses associated with the abandoned sale of the Company the percentage would have been 10.85% for the fiscal year ended March 31, 2015.

Interest Expense

Interest expense increased to $9.0 million for the fiscal year ended March 31, 2016 as compared to $6.0 million for the fiscal year ended March 31, 2015. The average outstanding debt as of March 31, 2016 and March 31, 2015 was $208.2 million and $133.4 million, respectively. The total average debt outstanding increased due to the tender offer executed on March 19, 2015 The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2016	2015
Variable interest under the line of credit facility	0.37%	0.34%
Settlements under interest rate swap agreements	0.16%	0.29%
Credit spread under the line of credit facility	3.80%	3.84%

Average cost of borrowed funds	4.33%	4.47%

The Company’s average cost of borrowed funds decreased mostly due to the fixed notional amount interest rate swap agreements representing a lower percentage of average debt. During fiscal 2016 LIBOR rates have increased, which has caused the credit spread to decrease and the variable interest expense to increase. The variable interest rate also includes a decrease in the unused line fees offset with an increase in amortized loan origination fees.

For a further discussion regarding the Company’s line of credit, see “— Liquidity and Capital Resources” below and Note 5 (“Line of Credit”) to our audited consolidated financial statements included elsewhere in this Report.

The weighted average notional amount of interest rate swaps was $50.0 million at a weighted average fixed rate of 0.94% for each of the fiscal years ended March 31, 2016 and 2015. For a further discussion regarding the effect of our interest rate swap agreements, see Note 6 (“Interest Rate Swap Agreements”) to our audited consolidated financial statements included elsewhere in this Report.

Analysis of Credit Losses

As of March 31, 2016, the Company had approximately 1,400 active static pools. The average pool upon inception consisted of 61 Contracts with aggregate finance receivables, net of unearned interest, of approximately $683,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	(In thousands)
	2016	2015
Balance at beginning of year	$11,325	$12,889
Current year provision	25,926	20,008
Losses absorbed	(27,963)	(25,042)
Recoveries	2,977	3,470

Balance at end of year	$12,265	$11,325

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	(In thousands)
	2016	2015
Balance at beginning of year	$703	$590
Current year provision	352	362
Losses absorbed	(328)	(277)
Recoveries	21	28

Balance at end of year	$748	$703

The provision for credit losses increased to $26.3 million for the fiscal year ended March 31, 2016 from $20.4 million for the fiscal year ended March 31, 2015, largely due to the fact that net charge-offs increased to 7.56% for the fiscal year ended March 31, 2016 from 7.04% for the fiscal year ended March 31, 2015, as well as the portfolio growing. During the fourth quarter of the fiscal year ended March 31, 2016, the Company refined its allowance for credit loss model to incorporate recent trends that include the acquisition of longer term contracts and increased delinquencies. The Company feels that these improvements to the current model better reflect the current trends of incurred losses within the portfolio and better align the allowance for credit losses with the portfolio’s performance indicators.

The Company’s losses as a percentage of liquidation increased to 9.10% for the fiscal year ended March 31, 2016 as compared to 8.13% for the fiscal year ended March 31, 2015. This increase was primarily the result of increased competition in all markets in which the Company presently operates. Increased competition has led to a higher percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines. The Company also experienced a decrease in auction prices from fiscal year 2015 to fiscal year 2016. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the fiscal years ended March 31, 2016 and 2015, auction proceeds from the sale of repossessed vehicles averaged approximately 42% and 46%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 10.59% and 13.82% for the fiscal years ended March 31, 2016 and 2015, respectively. Historically, recoveries as a percentage of charge-offs have fluctuated from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic events.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2016 increased to 5.57% from 4.17% as of March 31, 2015. The delinquency percentage for Direct Loans more than thirty days past-due as of March 31, 2016 increased to 2.19% from 1.64% as of March 31, 2015. The delinquency percentage increase for Contracts reflects portfolio weakness that generally manifests itself in increased future losses mainly due to competition. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

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

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the fiscal years ended March 31, 2016 and March 31, 2015 the Company granted deferrals to approximately 22.65% and 23.28%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, general economic conditions and the unemployment rate.

Income Taxes

The provision for income taxes decreased to approximately $7.7 million in fiscal 2016 from approximately $9.2 million in fiscal 2015. The Company’s effective tax rate increased to 38.43% in fiscal 2016 from 35.41% in fiscal 2015. The Company had approximately $2.1 million of non-deductible expenses associated with the potential sale of the Company in 2014. Since the sale of the Company was not consummated, the $2.1 million became deductible in 2015 creating a favorable effective tax rate.

Fiscal 2015 Compared to Fiscal 2014

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 5% to $86.8 million in fiscal 2015 from $82.6 million in fiscal 2014. The average finance receivables, net of unearned interest, totaled $310.0 million for the fiscal year ended March 31, 2015, an increase of 7% from $290.5 million for the fiscal year ended March 31, 2014. The primary reason average finance receivables, net of unearned interest, increased was the opening of one additional branch office and the increase of the portfolio size in certain existing branches during fiscal 2015 (see “Item 1. Business—Contract Procurement”). The gross finance receivable balance increased 8% to $458.0 million for the fiscal year ended March 31, 2015 from $424.3 million for the fiscal year ended March 31, 2014. The primary reasons gross finance receivables increased were an increase in Contracts purchased and an increase in the weighted-average term of Contracts purchased. The primary reason interest income increased was the increase in the outstanding loan portfolio. The gross portfolio yield decreased to 28.00% for the fiscal year ended March 31, 2015 from 28.44% for the fiscal year ended March 31, 2014. The net portfolio yield decreased to 19.50% for the fiscal year ended March 31, 2015 from 21.33% for the fiscal year ended March 31, 2014. The gross portfolio yield decreased primarily as the result of a lower weighted APR and a reduction of the average dealer discount on Contracts purchased due to increased competition. The net portfolio yield decreased primarily due to the decrease in the gross portfolio yield and an increase in the provision for credit losses.

Marketing, Salaries and Employee Benefits, Depreciation, Administrative, Professional Fee Expenses

Marketing, salaries and employee benefits, depreciation, administrative, and professional fee expenses remained relatively flat at $34.0 million for the fiscal year ended March 31, 2015 compared to $34.1 million for the fiscal year ended March 31, 2014. The Company opened one new branch location during the fiscal year ended March 31, 2015. The Company increased the average headcount to 330 for the fiscal year ended March 31, 2015 from 325 for the fiscal year ended March 31, 2014. Marketing, salaries and employee benefits, depreciation, administrative expenses, and professional fee expenses as a percentage of average finance receivables, net of unearned interest, decreased to 10.96% for the fiscal year ended March 31, 2015 from 11.68% for the fiscal year ended March 31, 2014. Absent the professional expenses associated with the abandoned sale of the Company and taxes associated with the payment of cash dividends, the percentages would have been 10.85% and 10.83% for the fiscal years ended March 31, 2015 and 2014, respectively.

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

Analysis of Credit Losses

As of March 31, 2015, the Company had approximately 1,400 active static pools. The average pool upon inception consisted of 69 Contracts with aggregate finance receivables, net of unearned interest, of approximately $649,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	(In thousands)
	2015	2014
Balance at beginning of year	$12,889	$16,091
Current year provision	20,008	14,694
Losses absorbed	(25,042)	(21,691)
Recoveries	3,470	3,795

Balance at end of year	$11,325	$12,889

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	(In thousands)
	2015	2014
Balance at beginning of year	$590	$468
Current year provision	362	285
Losses absorbed	(277)	(192)
Recoveries	28	29

Balance at end of year	$703	$590

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

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2015 increased to 4.17% from 4.03% as of March 31, 2014. The delinquency percentage for Direct Loans more than thirty days past-due as of March 31, 2015 decreased to 1.64% from 1.78% as of March 31, 2014. The delinquency percentage increase for Contracts reflects portfolio weakness that generally manifests itself in increased future losses. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

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

Income Taxes

The provision for income taxes decreased to approximately $9.2 million in fiscal 2015 from approximately $11.8 million in fiscal 2014. The Company’s effective tax rate decreased to 35.41% in fiscal 2015 from 41.43% in fiscal 2014. The Company had approximately $2.1 million of non-deductible expenses associated with the potential sale of the Company in 2014. Since the sale of the Company was not consummated, the $2.1 million became deductible in 2015 creating a favorable effective tax rate.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31, (In thousands)
	2016	2015	2014
Cash provided by (used in):
Operations	$24,070	$25,758	$21,366
Investing activities – (primarily purchases of Contracts)	(36,653)	(26,504)	(21,880)
Financing activities	11,044	1,499	351

Net (decrease) increase in cash	$(1,539)	$753	$(163)

The Company’s primary use of working capital for the fiscal year ended March 31, 2016 was funding the purchase of Contracts, which are financed substantially through cash from principal payments received, cash from operations and our line of credit (the “Line”). The Line is secured by all of the assets of the Company and has a maturity date of January 30, 2018. The Company may borrow up to $225.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of March 31, 2016, the amount outstanding under the Line was $211.0 million, and the amount available under the Line was $14.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line increased by $12.0 million as of March 31, 2016 compared to March 31, 2015 and increased by approximately $71.1 million as of March 31, 2015 compared to March 31, 2014. The increase in the amount outstanding under the Line as of March 31, 2016 was principally related to the growth in finance receivables. The increase in the amount outstanding under the Line as of March 31, 2015 was principally related to the $70.0 million tender offer completed on March 19, 2015. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is currently in compliance with all of its debt covenants.

No cash dividends were declared or paid during the fiscal year ended March 31, 2016 or 2015. The following cash dividends were declared and paid during the fiscal years ended March 31, 2014:

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2016.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$5,535	$2,101	$2,774	$660	$—
Line of credit[1]	211,000	—	211,000	—	—
Interest on line of credit[1]	16,750	9,136	7,614	—	—

Total	$233,285	$11,237	$221,388	$660	$—

[1]	The Company’s current Line matures on January 30, 2018. Interest on outstanding borrowings under the Line as of March 31, 2016 is based on an effective interest rate of 4.33%. The effective interest rate used in the above table does not contemplate the possibility of entering into additional interest rate swap agreements in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. At March 31, 2016, $161.0 million, or approximately 76% of our total debt, was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points (an increase to 1.44% as of March 31, 2016) as of March 31, 2016 applicable to this floating rate debt would have an annual after-tax effect on net income of approximately $260,000.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report (see pages 31-50)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and Subsidiaries (the “Company”) as of March 31, 2016 and 2015 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

June 14, 2016

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31,
	2016	2015
Assets
Cash	$1,849	$3,388
Finance receivables, net	311,837	288,904
Assets held for resale	2,148	1,747
Prepaid expenses and other assets	977	1,144
Income taxes receivable	593	113
Property and equipment, net	1,290	872
Deferred income taxes	6,615	6,361

Total assets	$325,309	$302,529

Liabilities and shareholders’ equity
Line of credit	$211,000	$199,000
Drafts payable	1,499	2,476
Accounts payable and accrued expenses	5,839	7,841
Deferred revenues	3,917	3,143
Interest rate swap agreements	205	181

Total liabilities	222,460	212,641
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued
Common stock, no par: 50,000 shares authorized; 12,466 and 12,416 shares issued respectively; 7,753 and 7,702 shares outstanding, respectively	33,287	32,655
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,409)
Retained earnings	140,021	127,642

Total shareholders’ equity	102,849	89,888

Total liabilities and shareholders’ equity	$325,309	$302,529

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Fiscal Year ended March 31,
	2016	2015	2014
Interest and fee income on finance receivables	$90,707	$86,790	$82,629

Expenses:
Marketing	1,497	1,562	1,491
Salaries and employee benefits	22,313	20,835	19,634
Professional fees	1,194	1,383	3,659
Administrative	9,831	9,843	9,041
Provision for credit losses	26,278	20,371	14,979
Depreciation	458	366	318
Interest expense	9,007	5,970	5,678
Change in fair value of interest rate swap agreements	24	364	(688)

	70,602	60,694	54,112

Operating income before income taxes	20,105	26,096	28,517
Income tax expense	7,726	9,240	11,814

Net income	$12,379	$16,856	$16,703

Earnings per share:
Basic	$1.60	$1.40	$1.38

Diluted	$1.59	$1.38	$1.36

Dividends declared per share	$—	$—	$0.24

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2013	12,154	$30,032	$—	$96,934	$126,966

Net income	—	—	—	16,703	16,703
Issuance of common stock under stock options	67	329	—	—	329
Excess tax benefit on share awards	—	256	—	—	256
Share-based compensation	—	535	—	—	535
Cash dividend	—	—	—	(2,851)	(2,851)

Balance at March 31, 2014	12,221	$31,152	$—	$110,786	$141,938

Net income	—	—	—	16,856	16,856
Issuance of common stock under stock options	151	389	—	—	389
Grants of restricted share awards, net of forfeitures	44	—	—	—	—
Excess tax benefit on share awards	—	600	—	—	600
Share-based compensation	—	514	—	—	514
Common shares purchased	(4,714)	—	(70,409)	—	(70,409)

Balance at March 31, 2015	7,702	$32,655	$(70,409)	$127,642	$89,888

Net income	—	—	—	12,379	12,379
Issuance of common stock under stock options	13	85	—	—	85
Grants of restricted share awards, net of forfeitures	38	—	—	—	—
Tax deficiency on share awards	—	(38)	—	—	(38)
Excess tax benefit on share awards	—	11	—	—	11
Share-based compensation	—	574	—	—	574
Additional tender offer cost	—	—	(50)	—	(50)

Balance at March 31, 2016	7,753	$33,287	$(70,459)	$140,021	$102,849

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$12,379	$16,856	$16,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	458	366	318
(Gain) loss on sale of property and equipment	(24)	6	(64)
Provision for credit losses	26,278	20,371	14,979
Amortization of dealer discounts	(13,811)	(13,852)	(13,491)
Deferred income taxes	(292)	356	1,710
Share-based compensation	574	514	535
Change in fair value of interest rate swap agreements	24	364	(688)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	192	66	(129)
Accounts payable and accrued expenses	(2,002)	(1,085)	1,519
Income taxes receivable	(480)	981	(991)
Deferred revenues	774	815	965

Net cash provided by operating activities	24,070	25,758	21,366

Cash flows from investing activities:
Purchase and origination of finance contracts	(173,027)	(164,830)	(156,997)
Principal payments received including recoveries	137,627	138,752	135,992
Increase in assets held for resale	(401)	(51)	(493)
Purchase of property and equipment	(913)	(443)	(465)
Proceeds from sale of property and equipment	61	68	83

Net cash used in investing activities	(36,653)	(26,504)	(21,880)

Cash flows from financing activities:
Net proceeds from line of credit	12,000	71,100	2,400
Payment of cash dividend	—	—	(2,851)
(Decrease) increase in drafts payable	(977)	137	242
Payment of debt origination costs	(25)	(318)	(25)
Proceeds from exercise of share awards	85	389	329
Excess tax benefits of stock options	11	600	256
Purchase of common shares	(50)	(70,409)	—

Net cash provided by financing activities	11,044	1,499	351

Net (decrease) increase in cash	(1,539)	753	(163)
Cash, beginning of year	3,388	2,635	2,798

Cash, end of year	$1,849	$3,388	$2,635

Supplemental disclosure of noncash investing and financing activities:
Tax deficiency from share awards	$(38)	$—	$—

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS historically was engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however it continues as the interim holding company for Nicholas Financial. NDS’s activities accounted for less than 1% of the Company’s consolidated revenues for each of the fiscal years ended March 31, 2015 and 2014. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, NFI also offers direct consumer loans (“Direct Loans”) and sells consumer-finance related products. Both NDS and NFI are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company has one reportable segment, which is the consumer finance company.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Nicholas Financial – Canada and its wholly owned subsidiaries, NDS and NFI, collectively referred to as (the “Company”). All intercompany transactions and balances have been eliminated.

Dividends

The following cash dividends were declared during fiscal year ended March 31, 2014. No dividends were declared during the fiscal years ended March 31, 2015 and 2016.

Fiscal Year	Date Declared	Record Date	Date Paid	Amount of Dividend
2014	May 7, 2013	June 21, 2013	June 28, 2013	$0.12
	August 13, 2013	September 20, 2013	September 27, 2013	0.12

				$0.24

Payment of cash dividends results in a 5% withholding tax payable by the Company under the Canada-United States Income Tax Convention which is included in earnings under the caption of administrative expenses.

Tender Offer

On March 19, 2015, the Company announced the final results of the modified “Dutch auction” tender offer for the purchase of approximately 4.7 million shares of the Company’s common shares by its principal operating subsidiary. The tender offer expired on March 13, 2015. Total payments for common shares, including costs were approximately $70.5 million. Such costs were recorded as an increase to treasury stock, reducing shareholders’ equity.

The aggregate number of common shares purchased in the tender offer by Nicholas represented approximately 38.0% of the Company’s outstanding common shares as of March 17, 2015. Following settlement of the tender offer, the Company had approximately 7.7 million common shares outstanding.

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

2. Summary of Significant Accounting Policies (continued)

Finance Receivables

Finance receivables are recorded at cost, net of unearned interest, unearned dealer discounts and the allowance for credit losses. The amount of unearned interest, dealer discounts and allowance for credit losses as of March 31, 2016 and March 31, 2015 are approximately $186.3 and 169.1 million respectively (See Note 3).

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

Assets Held for Resale

Assets held for resale are stated at net realizable value and consist primarily of automobiles that have been repossessed by the Company and are awaiting final disposition. Most costs associated with repossession, transport and auction preparation expenses are reported under operating expenses in the period in which they are incurred.

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

2. Summary of Significant Accounting Policies (continued)

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest or penalties during the three years ended March 31, 2016.

The Company files income tax returns in the U.S. Federal jurisdiction and various State jurisdictions. The Company is no longer subject to U.S. Federal and State tax examinations for years before 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 60 days or more or the collateral is repossessed, whichever is earlier, or when the account is in Chapter 13 bankruptcy. Chapter 13 bankruptcy accounts are accounted for under the cost-recovery method. Interest income on Chapter 13 bankruptcy accounts does not resume until all principal amounts are recovered (see Note 3).

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount, as a percent of the amount financed, associated with new volume for the fiscal years ended March 31, 2016, 2015, and 2014 was 7.51%, 8.08% and 8.44%, respectively.

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

The Company’s net costs for originating Direct Loans are deferred and recognized as an adjustment to the yield and are amortized over the life of the loan using the interest method.

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is calculated using the two-class method. Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock compensation awards. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2016	2015	2014
Numerator:
Net income per consolidated statements of income	$12,379	$16,856	$16,703
Less: Allocation of earnings to participating securities	(170)	—	—

Net income allocated to common stock	12,209	$16,856	$16,703

Basic earnings per share computation:
Net income allocated to common stock	$12,209	$16,856	$16,703

Weighted average common shares outstanding, including shares considered participating securities	7,727	12,013	12,096
Less: Weighted average participating securities outstanding	(105)	—	—

Weighted average shares of common stock	7,622	12,013	12,096

Basic earnings per share	$1.60	1.40	1.38

Diluted earnings per share computation:
Net income allocated to common stock	$12,209	$16,856	$16,703
Undistributed earnings re-allocated to participating securities	2	—	—

Net income allocated to common stock	$12,211	$16,856	$16,703

Weighted average common shares outstanding for basic earnings per share	7,622	12,013	12,096
Incremental shares from stock options	70	179	229

Weighted average shares and dilutive potential common shares	7,692	12,192	12,325

Diluted earnings per share	$1.59	$1.38	$1.36

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 161,000, 155,000, and 10,000 stock options were not included in the computation of diluted earnings per share for the years ended March 31, 2016, 2015 and 2014 respectively, because their effect would have been anti-dilutive.

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

2. Summary of Significant Accounting Policies (continued)

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

Financial Instruments and Concentrations

The Company’s financial instruments consist of cash, finance receivables (accrued interest is a part of finance receivables), the line of credit, and interest rate swap agreements. Financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash.

As of March 31, 2016, the Company operated in eighteen states through sixty-seven branch locations. Florida represented 29% of the finance receivables total as of March 31, 2016. Ohio represented 14%, Georgia represented 10% and North Carolina represented 8% of the finance receivables total as of March 31, 2016. Of the remaining fourteen states, no one state represented more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

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

Interest Rate Swap Agreements

Interest rate swap agreements are reported as either assets or liabilities in the consolidated balance sheet at fair value. Interest rate swap agreements are not designated as cash-flow hedges, and accordingly, the changes in the fair value are recorded in earnings. The Company does not use interest rate swap agreements for speculative purposes (see Note 6).

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2016, 2015 and 2014 was approximately $8.5 million, $7.3 million and $10.8 million respectively. Cash paid for interest, including debt origination costs for the years ended March 31, 2016, 2015 and 2014 was approximately $8.8 million, $6.1 million and $5.7 million respectively.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment.

2. Summary of Significant Accounting Policies (continued)

“The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting— will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the pending adoption of this ASU on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Liabilities,” which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The Company is currently evaluating the impact of the pending adoption of this ASU on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU, and all subsequently issued clarifying ASUs, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU would permit public entities to adopt the ASU early, but not before the original effective date (i.e., annual periods beginning after December 15, 2016). The Company has not yet selected a transition method and is currently evaluating the impact of the pending adoption of this ASU on the Company’s consolidated financial statements.

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

3. Finance Receivables (continued)

Contracts included in finance receivables are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2016	2015	2014
Indirect finance receivables, gross contract	$487,118	$447,043	$413,612
Unearned interest	(152,911)	(136,896)	(121,996)

Indirect finance receivables, net of unearned interest	334,207	310,147	291,616
Unearned dealer discounts	(18,023)	(17,780)	(17,214)

Indirect finance receivables, net of unearned interest and unearned dealer discounts	316,184	292,367	274,402
Allowance for credit losses	(12,265)	(11,325)	(12,889)

Indirect finance receivables, net	$303,919	$281,042	$261,513

The terms of the Contracts range from 12 to 72 months and bear a weighted average contractual interest rate of 22.67% and 22.86% as of March 31, 2016 and 2015, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	(In thousands)
	2016	2015	2014
Balance at beginning of year	$11,325	$12,889	$16,091
Provision for credit losses	25,926	20,008	14,694
Losses absorbed	(27,963)	(25,042)	(21,691)
Recoveries	2,977	3,470	3,795

Balance at end of year	$12,265	$11,325	$12,889

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of March 31, 2016, the average model year of vehicles collateralizing the portfolio was a 2007 vehicle. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

Direct Loans are also included in finance receivables and are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2016	2015	2014
Direct finance receivables, gross contract	$11,012	$10,932	$10,731
Unearned interest	(2,346)	(2,367)	(2,311)

Direct finance receivables, net of unearned interest	8,666	8,565	8,420
Allowance for credit losses	(748)	(703)	(590)

Direct finance receivables, net	$7,918	$7,862	$7,830

The terms of the Direct Loans range from 12 to 60 months and bear a weighted average contractual interest rate of 25.72% and 26.14% as of March 31, 2016 and 2015, respectively.

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	(In thousands)
	2016	2015	2014
Balance at beginning of year	$703	$590	$468
Provision for credit losses	352	362	285
Losses absorbed	(328)	(277)	(192)
Recoveries	21	28	29

Balance at end of year	$748	$703	$590

Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of March 31, 2016, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and credit loss trends over several reporting periods which are utilized in estimating future losses and overall portfolio performance.

A performing account is defined as an account that is less than 61 days past due. A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account, and the accrual of interest income is suspended. When an account is 120 days contractually delinquent, the account is written off. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 bankruptcy accounts. In the event the debtors balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The following table is an assessment of the credit quality by creditworthiness as of March 31:

	(In thousands)
	2016		2015
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$473,429	$10,899	$438,318	$10,855
Non-performing accounts	9,435	79	4,765	57

Total	$482,864	$10,978	$443,083	$10,912
Chapter 13 bankruptcy accounts, net of unearned interest	4,254	34	3,960	20

Finance receivables, gross contract	$487,118	$11,012	$447,043	$10,932

3. Finance Receivables (continued)

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding any Chapter 13 bankruptcy accounts:

	(In thousands)
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
March 31, 2016	$482,864	$17,466	$6,069	$3,366	$26,901
		3.61%	1.26%	0.70%	5.57%
March 31, 2015	$443,083	$13,694	$3,435	$1,330	$18,459
		3.09%	0.78%	0.30%	4.17%
March 31, 2014	$410,532	$11,713	$2,944	$1,897	$16,554
		2.85%	0.72%	0.46%	4.03%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
March 31, 2016	$10,978	$161	$41	$38	$240
		1.47%	0.37%	0.35%	2.19%
March 31, 2015	$10,912	$122	$42	$15	$179
		1.12%	0.38%	0.14%	1.64%
March 31, 2014	$10,705	$143	$25	$23	$191
		1.34%	0.23%	0.21%	1.78%

4. Property and Equipment

Property and equipment as of March 31, 2016 and 2015 is summarized as follows:

	(In thousands)
	Cost	Accumulated Depreciation	Net Book Value
2016
Automobiles	$623	$413	$210
Equipment	1,473	664	809
Furniture and fixtures	512	408	104
Leasehold improvements	1,144	977	167

	$3,752	$2,462	$1,290

2015
Automobiles	$613	$365	$248
Equipment	906	516	390
Furniture and fixtures	486	391	95
Leasehold improvements	1,103	964	139

	$3,108	$2,236	$872

5. Line of Credit

On January 31, 2015 the Company executed an amendment with its consortium of lenders. Included in the amendment was an increase in the size of the credit facility (the “Line”) from $150.0 million to $225.0 million once the tender offer (see Note 1) became effective which was executed on March 13, 2015. The pricing of the Line, which did not change, expires on January 30, 2018, is 300 basis points above 1-month LIBOR with a 1% floor on LIBOR (4.00% at March 31, 2016 and March 31, 2015) plus an unused line fee of 0.50%. Pledged as collateral for the Line are all of the assets of the Company. The outstanding amount of the Line was $211.0 million and $199.0 million as of March 31, 2016 and March 31, 2015, respectively. The amount available under the Line was $14.0 million and $26.0 million as of March 31, 2016 and March 31, 2015, respectively.

5. Line of Credit (continued)

The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new Line as long as the Company is in compliance with a net income covenant. As of March 31, 2016, the Company was in compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. As of the twelve months ended March 31, 2016 and 2015, no new contracts were initiated and no contracts matured.

The Company currently has two interest rate swap agreements. A June 4, 2012 interest rate swap agreement provides for a five-year term in which the Company pays a fixed rate of 1% and receives payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement has an effective date of June 13, 2012 and a notional amount of $25.0 million. A July 30, 2012 agreement provides for a five-year term in which the Company pays a fixed rate of 0.87% and receives payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement has an effective date of August 13, 2012 and a notional amount of $25.0 million.

The locations and amounts of losses recognized in income are detailed as follows for the fiscal years ended March 31:

	(In thousands)
	2016	2015
Periodic change in fair value of interest rate swap agreements	$(24)	$(364)
Periodic settlement differentials included in interest expense	(343)	(393)

Loss recognized in income	$(367)	$(757)

Net realized losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income.

The following table summarizes the average variable rates received and average fixed rates paid under the interest rate swap agreements as of March 31:

	2016	2015
Average variable rate received	0.26%	0.16%
Average fixed rate paid	0.94%	0.94%

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

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
March 31, 2016 – liability:	$—	$(205)	$—	$(205)
March 31, 2015 – liability:	$—	$(181)	$—	$(181)

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

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of March 31, 2016 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
March 31, 2016	$1,849	$—	$—	$1,849	$1,849
March 31, 2015	$3,388	$—	$—	$3,388	$3,388
Finance receivables:
March 31, 2016	$—	$—	$311,837	$311,837	$311,837
March 31, 2015	$—	$—	$288,904	$288,904	$288,904
Line of credit:
March 31, 2016	$—	$211,000	$—	$211,000	$211,000
March 31, 2015	$—	$199,000	$—	$199,000	$199,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and 2015.

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	(In thousands)
	2016	2015	2014
Current:
Federal	$6,931	$7,688	$8,709
State	1,049	1,196	1,395

Total current	7,980	8,884	10,104

Deferred:
Federal	(221)	308	1,474
State	(33)	48	236

Total deferred	(254)	356	1,710

Income tax expense	$7,726	$9,240	$11,814

8. Income Taxes (continued)

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	(In thousands)
	2016	2015
Allowance for credit losses not currently deductible for tax purposes	$5,918	$5,552
Share-based compensation	491	514
Interest rate swap agreements	78	69
Other items	128	226

Deferred income taxes	$6,615	$6,361

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	2016	2015	2014
Provision for income taxes at Federal statutory rate	$7,037	$9,134	$9,981
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	660	809	1,059
Transaction costs	—	(734)	734
Other	29	31	40

Income tax expense	$7,726	$9,240	$11,814

The Company’s effective tax rate increased to 38.43% in fiscal 2016 from 35.41% in fiscal 2015 and 41.73% in fiscal 2014. The Company had approximately $2.1 million of previously non-deductible expenses associated with the potential sale of the Company in 2014. Since the sale of the Company was not consummated, the $2.1 million became deductible in 2015 creating a favorable effective tax rate.

9. Share-Based Payments

The Company has share awards outstanding under two share-based compensation plans (the “Equity Plans”). The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the shareholder-approved 2006 Equity Incentive Plan (the “2006 Plan”) the Board of Directors was authorized to grant option awards for up to approximately 1.1 million common shares. On August 13, 2015, the Company’s shareholders approved the Nicholas Financial, Inc. Omnibus Incentive Plan (the “2015 Plan”) for employees and non-employee directors. Under the 2015 Plan, the Board of Directors is authorized to grant total share awards for up to 750,000 common shares. Awards under the 2006 Plan will continue to be governed by the terms of that plan. The 2015 Plan replaced the 2006 Plan; accordingly no additional option awards may be granted under the 2006 Plan. In addition to option awards, the 2015 Plan provides for restricted stock, performance share awards, and other equity based compensation.

Option awards previously granted to employees and directors under the 2006 Plan generally vest ratably based on service over a five- and three-year period, respectively, and generally have a contractual term of ten years. Vesting and contractual terms for option awards under the 2015 Plan are essentially the same as those of the 2006 Plan. Restricted stock awards generally cliff vest over a three-year period based on service conditions. The annual vesting of performance share awards is contingent upon the attainment of company-wide performance goals including annual revenue growth and operating income targets. There are no post-vesting restrictions for share awards.

The Company funds share awards from authorized but unissued shares and does not purchase shares to fulfill the obligations of the plans. Cash dividends, if any, are not paid on unvested performance shares or unexercised options, but are paid on unvested restricted stock awards.

9. Share-Based Payments (continued)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2016	2015
Risk-free interest rate	1.58%	1.68%
Weighted average expected original term	5 years	5 years
Expected volatility	23%	23%
Expected dividend yield	0.00%	3.65%

The Company did not grant any options during the year ended March 31, 2014.

A summary of option activity under the Equity Plans as of March 31, 2016, and changes during the year are presented below.

	(Shares in thousands)
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2015	363	$9.86
Granted	10	$12.95
Exercised	(13)	$6.45
Forfeited	(3)	$10.07

Outstanding at March 31, 2016	357	$10.07	5.75	$725

Exercisable at March 31, 2016	198	$7.75	4.04	$725

The Company granted approximately 10,000 options with a weighted average fair value of $3.01 during the year ended March 31, 2016. The total intrinsic value of options exercised during the years ended March 31, 2016, 2015 and 2014 was approximately $82,000, $1,829,000, and $699,000 respectively.

During the fiscal year ended March 31, 2016, approximately 13,000 options were exercised at exercise prices ranging from $1.20 to $10.96 per share. During the same period approximately 3,000 options were forfeited at exercise prices ranging from $3.60 to $10.96 per share.

Cash received from options exercised during the fiscal years ended March 31, 2016, 2015 and 2014 totaled approximately $85,000, $389,000, and $329,000, respectively. Related income tax benefits during the same periods totaled approximately $31,000, $700,000, and $267,000, respectively. Such amounts are included in proceeds from exercise of stock options and excess tax benefit on share awards under cash flows from financing activities in the consolidated statements of cash flows. As of March 31, 2016, there was approximately $246,000 of total unrecognized compensation cost related to options granted. That cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

A summary of the status of the Company’s non-vested restricted shares under the Equity Plan as of March 31, 2016, and changes during the year then ended is presented below.

	(Shares in thousands)
Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2015	89	$13.56
Granted	38	$13.27
Vested	(45)	$12.93
Forfeited	—	$—

Non-vested at March 31, 2016	82	$13.78	1.75	$879

9. Share-Based Payments (continued)

The Company awarded approximately 38,000 restricted shares during the fiscal year ended March 31, 2016. During the same period no restricted shares were forfeited.

As of March 31, 2016, there was approximately $643,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.75 years.

The Company did not award any performance shares during the fiscal year ended March 31, 2016 or March 31, 2015. As of March 31, 2016, under the Equity Plans, there were no non-vested performance shares and no unrecognized compensation related to performance shares.

10. Employee Benefit Plan

The Company has a 401(k) retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company did not make a discretionary matching employee contribution. The Board will re-evaluate the Company’s matching policy for plan year 2017 later this year. For the fiscal years ended March 31, 2016, 2015 and 2014, the Company recorded expenses of approximately $7,000, each year related to this plan.

11. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Fiscal Year Ending March 31	(In thousands)
2017	$2,101
2018	1,610
2019	1,164
2020	581
2021	79

$5,535

Rent expense for the fiscal years ended March 31, 2016, 2015, and 2014 was approximately $2.3, $2.1, and $2.0 million respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

12. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2016 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$22,025	$22,687	$22,757	$23,238
Interest expense	2,166	2,273	2,311	2,257
Provision for credit losses	4,989	6,177	7,599	7,513
Non-interest expense	8,915	8,940	8,422	9,040

Operating income before income taxes	5,955	5,297	4,425	4,428
Income tax expense	2,285	2,041	1,698	1,702

Net income	$3,670	$3,256	$2,727	$2,726

Earnings per share:
Basic	$0.48	$0.43	$0.36	$0.35

Diluted	$0.47	$0.42	$0.35	$0.35

	Fiscal Year ended March 31, 2015 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$21,333	$21,723	$21,801	$21,933
Interest expense	1,449	1,485	1,458	1,578
Provision for credit losses	4,232	5,154	5,797	5,188
Non-interest expense	8,921	8,089	8,408	8,935

Operating income before income taxes	6,731	6,995	6,138	6,232
Income tax expense	1,822	2,665	2,369	2,384

Net income	$4,909	$4,330	$3,769	$3,848

Earnings per share:
Basic	$0.40	$0.36	$0.31	$0.34

Diluted	$0.40	$0.35	$0.30	$0.33

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control-Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2016.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2016, as stated in their report, which is included below.

June 14, 2016

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited Nicholas Financial, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“ the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Nicholas Financial, Inc. as of and for the year ended March 31, 2016, and our report dated June 14, 2016, expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

June 14, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information to be set forth under the captions “Proposal 1: Election of Directors,” “Board of Directors,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement and Information Circular for the 2016 Annual General Meeting of Shareholders of the Company, which will be filed with the SEC on or about July 20, 2016 (the “Proxy Statement”), is incorporated herein by reference.

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

The information to be set forth under the caption “Voting Shares and Ownership of Management and Principal Holders” in the Proxy Statement is incorporated herein by reference. See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans” on page 16 and 17 of this Report for certain information relating to the Company’s equity compensation plans.

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

(3)	Exhibits

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4	Form of Common Stock Certificate (3)

10.1	Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (4)

10.2	Amendment No. 1, dated as of September 1, 2011, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (5)

10.3	Amendment No. 2, dated as of December 21, 2012, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (6)

10.4	Amendment No. 3, dated as of November 14, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (7)

10.5	Amendment No. 4, dated as of January 30, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (8)

10.6	Nicholas Financial, Inc. Employee Stock Option Plan (9)*

10.7	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan (10)*

10.8	Employment Agreement (as Amended and Restated), dated July 2, 2015, between Nicholas Financial, Inc. and Ralph T. Finkenbrink, President and Chief Executive Officer *

10.9	Employment Agreement (as Amended and Restated), dated July 2, 2015, between Nicholas Financial, Inc. and Kevin D. Bates, Senior Vice President-Branch Operations *

10.10	Employment Agreement dated July 2, 2015, between Nicholas Financial, Inc. and Katie L. MacGillivary, Chief Financial Officer and Vice President of Finance *

10.11	Summary of Fiscal 2015/2016/2017 Annual Incentive Programs*

10.12	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (11)*

10.13	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award*

10.14	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award*

10.15	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Performance Share Award*

10.16	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc. (12)

10.17	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (13)

10.18	Letter Agreement, dated June 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (14)

10.19	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc. (15)

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2009, as filed with the SEC on March 23, 2010.
(5)	Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, as filed with the SEC on November 9, 2011.
(6)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 14, 2014, as filed with the SEC on November 18, 2014.
(8)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on From 10-Q for the fiscal quarter ended December 31, 2014, as filed with the SEC on February 9, 2015.
(9)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81967).
(10)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81961).
(11)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders, as filed with the SEC on July 6, 2015.
(12)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215), as filed with the SEC on April 7, 2004
(13)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(14)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(15)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 14, 2016	By:	/s/ Ralph T. Finkenbrink
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

Signature	Title	Date

/s/ Ralph T. Finkenbrink Ralph T. Finkenbrink	Chief Executive Officer, President and Director	June 14, 2016

/s/ Katie L. MacGillivary Katie L. MacGillivary	Chief Financial Officer, Vice President – Finance	June 14, 2016

/s/ Kevin D. Bates Kevin D. Bates	Sr. Vice President-Branch Operations and Director	June 14, 2016

/s/ Stephen Bragin Stephen Bragin	Director	June 14, 2016

/s/ Robin Hastings Robin Hastings	Director	June 14, 2016

/s/ Scott Fink Scott Fink	Director	June 14, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc.*

3.2	Notice of Articles of Nicholas Financial, Inc.*

4	Form of Common Stock Certificate*

10.1	Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.2	Amendment No. 1, dated as of September 1, 2011, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.3	Amendment No. 2, dated as of December 21, 2012, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.4	Amendment No. 3, dated as of November 14, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.5	Amendment No. 4, dated as of January 30, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.6	Nicholas Financial, Inc. Employee Stock Option Plan*

10.7	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan*

10.8	Employment Agreement (as Amended and Restated), dated July 2, 2015, between Nicholas Financial, Inc. and Ralph T. Finkenbrink, President and Chief Executive Officer

10.9	Employment Agreement, (as Amended and Restated), dated July 2, 2015, between Nicholas Financial, Inc. and Kevin D. Bates, Senior Vice President-Branch Operations

10.10	Employment Agreement, dated July 2, 2015, between Nicholas Financial, Inc. and Katie L. MacGillivary, Chief Financial Officer and Vice President of Finance

10.11	Summary of Fiscal 2015/2016/2017 Annual Incentive Bonus Programs

10.12	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan*

10.13	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award

10.14	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award

10.15	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Performance Share Award

10.16	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc.*

10.17	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction*

10.18	Letter Agreement, dated July 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction*

10.19	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc.*

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.