Form 10-Q
period 2016-06-30
NICHOLAS FINANCIAL INC
filed 2016-08-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

As of August 1, 2016, 12,490,031 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,776,227 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30, 2016 (Unaudited)	March 31, 2016
Assets
Cash	$4,520	$1,849
Finance receivables, net	312,655	311,837
Assets held for resale	2,483	2,148
Income taxes receivable	—	593
Prepaid expenses and other assets	975	977
Property and equipment, net	1,569	1,290
Deferred income taxes	6,715	6,615

Total assets	$328,917	$325,309

Liabilities and shareholders’ equity
Line of credit	$209,000	$211,000
Drafts payable	2,060	1,499
Interest rate swap agreements	223	205
Accounts payable and accrued expenses	6,551	5,839
Deferred revenues	3,910	3,917
Income taxes payable	1,309	—

Total liabilities	223,053	222,460
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued
Common stock, no par: 50,000 shares authorized; 12,467 and 12,466 shares issued, respectively; and 7,753 shares outstanding	33,399	33,287
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	142,924	140,021

Total shareholders’ equity	105,864	102,849

Total liabilities and shareholders’ equity	$328,917	$325,309

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,
	2016	2015
Interest and fee income on finance receivables	$22,915	$22,025
Expenses:
Marketing	386	392
Salaries and employee benefits	5,593	5,585
Professional Fees	247	448
Administrative	2,564	2,351
Provision for credit losses	7,026	4,989
Depreciation	131	95
Interest expense	2,244	2,166
Change in fair value of interest rate swap agreements	18	44

	18,209	16,070

Operating income before income taxes	4,706	5,955
Income tax expense	1,803	2,285

Net income	$2,903	$3,670

Earnings per share:
Basic	$0.37	$0.48

Diluted	$0.37	$0.47

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$2,903	$3,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131	95
Gain on sale of property and equipment	(10)	(15)
Provision for credit losses	7,026	4,989
Amortization of dealer discounts	(3,574)	(3,286)
Deferred income taxes	(109)	(177)
Share-based compensation	118	130
Change in fair value of interest rate swap agreements	18	44
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2	176
Accounts payable and accrued expenses	712	259
Income taxes payable and receivable	1,902	2,450
Deferred revenues	(7)	287

Net cash provided by operating activities	9,112	8,622

Cash flows from investing activities
Purchase and origination of finance receivables	(37,678)	(48,332)
Principal payments received	33,408	35,036
Increase in assets held for resale	(335)	(366)
Purchase of property and equipment	(418)	(165)
Proceeds from sale of property and equipment	18	16

Net cash used in investing activities	(5,005)	(13,811)

Cash flows from financing activities
(Decrease) increase on line of credit	(2,000)	4,000
Change in drafts payable	561	(950)
Payment of debt costs	—	(25)
Expenses related to prior purchase of treasury shares	—	(50)
Proceeds from exercise of stock options	2	54
Excess tax benefits from share-based compensation	1	3

Net cash (used) provided by financing activities	(1,436)	3,032

Net increase (decrease) in cash	2,671	(2,157)
Cash, beginning of period	1,849	3,388

Cash, end of period	$4,520	$1,231

Supplemental Disclosure of noncash investing and financing activities:
Tax deficiency from share awards	$(9)	$—

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2016, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the Securities and Exchange Commission on June 14, 2016. The March 31, 2016 consolidated balance sheet included herein has been derived from the March 31, 2016 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended June 30, 2016 and 2015 was 7.15% and 7.54%, respectively.

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

	Three months ended June 30, (In thousands, except per share amounts)
	2016	2015
Numerator:
Net income per consolidated statements of income	$2,903	$3,670
Less: Allocation of earnings to participating securities	(30)	—

Net income allocated to common stock	2,873	$3,670

Basic earnings per share computation:
Net income allocated to common stock	$2,873	$3,670

Weighted average common shares outstanding, including shares considered participating securities	7,753	7,616
Less: Weighted average participating securities outstanding	(81)	—

Weighted average shares of common stock	7,672	7,616

Basic earnings per share	$0.37	0.48

Diluted earnings per share computation:
Net income allocated to common stock	$2,873	$3,670
Undistributed earnings re-allocated to participating securities	—	—

Net income allocated to common stock	$2,873	$3,670
Weighted average common shares outstanding for basic earnings per share	7,672	7,616
Incremental shares from stock options	60	127

Weighted average shares and dilutive potential common shares	7,732	7,743

Diluted earnings per share	$0.37	$0.47

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three months ended June 30, 2016 and 2015, potential shares of common stock from stock options totaling 165,000 and 155,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	June 30,	March 31,
	2016	2016
Finance receivables, gross contract	$499,480	$498,130
Unearned interest	(155,860)	(155,257)

Finance receivables, net of unearned interest	343,620	342,873
Unearned dealer discounts	(17,365)	(18,023)

Finance receivables, net of unearned interest and unearned dealer discounts	326,255	324,850
Allowance for credit losses	(13,600)	(13,013)

Finance receivables, net	$312,655	$311,837

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The terms of the Contracts range from 12 to 72 months and the Direct Loans range from 12 to 60 months. The Contracts and Direct Loans bear a weighted average effective interest rate of 22.60% and 25.72% as of June 30, 2016, respectively and 22.67% and 25.72% as of March 31, 2016, respectively.

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment. Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended June 30, (In thousands)
	2016	2015
Balance at beginning of period	$12,265	$11,325
Current period provision	6,955	4,886
Losses absorbed	(6,992)	(5,522)
Recoveries	608	835

Balance at end of period	$12,836	$11,524

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of June 30, 2016, the average model year of vehicles collateralizing the portfolio was a 2008 vehicle. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended June 30, (In thousands)
	2016	2015
Balance at beginning of period	$748	$703
Current period provision	71	103
Losses absorbed	(72)	(59)
Recoveries	17	8

Balance at end of period	$764	$755

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of June 30, 2016, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and trends over several reporting periods which are useful in estimating future losses and overall portfolio performance.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

A performing account is defined as an account that is less than 61 days past due. A non-performing account is defined as an account that is contractually delinquent for 61 days or more and the accrual of interest income is suspended. When an account is 120 days contractually delinquent, the account is written off. Upon notification of a Chapter 13 bankruptcy, an account is monitored for collection with other Chapter 13 bankruptcy accounts. In the event the debtors balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	June 30, 2016		June 30, 2015
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$472,424	$10,965	$456,698	$11,313
Non-performing accounts	11,603	97	6,698	59

Total	$484,027	$11,062	$463,396	$11,372
Chapter 13 bankruptcy accounts	4,350	40	3,958	41

Finance receivables, gross contract	$488,377	$11,102	$467,354	$11,413

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankruptcy accounts:

	(In thousands)
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2016	$484,027	$25,445	$8,027	$3,576	$37,048
		5.26%	1.66%	0.74%	7.66%
June 30, 2015	$463,396	$18,879	$4,799	$1,899	$25,577
		4.07%	1.04%	0.41%	5.52%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2016	$11,062	$178	$55	$42	$275
		1.61%	0.50%	0.38%	2.49%
June 30, 2015	$11,372	$156	$35	$24	$215
		1.37%	0.31%	0.21%	1.89%

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $225.0 million The pricing of the Line, which expires on January 30, 2018, is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at June 30, 2016 and March 31, 2016). Pledged as collateral for this Line are all of the assets of the Company. The outstanding amount of the Line was $209.0 million and $211.0 million as of June 30, 2016 and March 31, 2016, respectively. The amount available under the Line was $16.0 million and $14.0 million as of June 30, 2016 and March 31, 2016, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Dividends do not require consent in writing by the agent and majority lenders under the new facility as long as the Company is in compliance with a net income covenant. As of June 30, 2016, the Company was in full compliance with all debt covenants.

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

As of the three months ended June 30, 2016 and 2015, no new contracts were initiated and no contracts matured.

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

The locations and amounts of losses in income are as follows:

	Three months ended June 30,
	(In thousands)
	2016	2015
Periodic change in fair value of interest rate swap agreements	$(18)	$(44)
Periodic settlement differentials included in interest expense	(63)	(95)

Loss recognized in income	$(81)	$(139)

Net realized losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended June 30,
	2016	2015
Variable rate received	0.44%	0.18%
Fixed rate paid	0.94%	0.94%

7. Income Taxes

The provision for income taxes decreased to approximately $1.8 million for the three months ended June 30, 2016 from approximately $2.3 million for the three months ended June 30, 2015. The Company’s effective tax rate decreased to 38.31% for the three months ended June 30, 2016 from 38.36% for the three months ended June 30, 2015.

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

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
June 30, 2016 – liabilities:	$—	$(223)	$—	$(223)
March 31, 2016 – liabilities:	$—	$(205)	$—	$(205)

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash, finance receivables and the Line. For each of these financial instruments- the carrying value approximates fair value.

Finance receivables, net approximates fair value based on the price paid to acquire Contracts. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the Contracts range from 12 to 72 months. The initial terms of the Direct Loans range from 12 to 60 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans due to the competitive nature of the current market. If liquidated outside of the normal course of business, the amount received may not be the carrying value.

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of June 30, 2016 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	(In thousands)
	Fair Value Measurement Using			Fair	Carrying
Description	Level 1	Level 2	Level 3	Value	Value
Cash:
June 30, 2016	$4,520	$—	$—	$4,520	$4,520
March 31, 2016	$1,849	$—	$—	$1,849	$1,849
Finance receivables:
June 30, 2016	$—	$—	$312,655	$312,655	$312,655
March 31, 2016	$—	$—	$311,837	$311,837	$311,837
Line of credit:
June 30, 2016	$—	$209,000	$—	$209,000	$209,000
March 31, 2016	$—	$211,000	$—	$211,000	$211,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 and March 31, 2016.

9. Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

10. Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

In March 2016, the FASB issued the ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

10. Recently Issued Accounting Standards (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report on Form 10-Q contains various statements, other than those concerning historical information, that are based on management’s beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “believe”, and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy, the ability to access bank financing, the degree and nature of competition, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company’s existing and future markets, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statement. You should also consult factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Forms 10-K, 10-Q, 8-K and annual reports to shareholders.

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

In June 2015, the CFPB published a rule expanding their supervision and examination of non-depository “larger participants” in the automobile finance business, including us. Since we are deemed a larger participant, we are subject to supervision and examination by the CFPB. The CFPB’s stated objectives of such examinations are: to assess the quality of a larger participant’s compliance management systems for preventing violations of federal consumer financial laws; to identify acts or practices that materially increase the risk of violations of federal consumer finance laws and associated harm to consumers; and to gather facts that help determine whether the larger participant engages in acts or practices that are likely to violate federal consumer financial laws in connection with its automobile finance business. Thus, as a larger participant, we will be subject to examination by the CFPB for, among other things, ECOA compliance; unfair, deceptive or abusive acts or practices (“UDAAP”) compliance; and the adequacy of our compliance management systems.

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

The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to cause all of the Contracts that the Company purchases to have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes internal audit to assure adherence to its underwriting guidelines.

The allowance for credit losses is established through charges to earnings through the provision for credit losses. The allowance for credit losses is maintained at an amount that reduces the net carrying amount of finance receivables for incurred losses.

In analyzing a static pool, the Company considers competition in the market place at the time Contracts are purchased, performance of prior static pools originated by the same branch office, the performance of prior Contracts purchased from the dealers whose Contracts are included in the current static pool, the credit rating of the customers under the Contracts in the static pool, and current market and economic conditions. Each static pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary.

Introduction

Diluted net earnings per share decreased 21.3% to $0.37 for the three-month period ended June 30, 2016 as compared to $0.47 for the corresponding period ended June 30, 2015. Net earnings decreased 21.6% to $2.9 million for the three months ended June 30, 2016 as compared to $3.7 million for the three months ended June 30, 2015. Revenue increased 4.1% to $22.9 million for the three months ended June 30, 2016 as compared to $22.0 million for the three months ended June 30, 2015.

Our net earnings for the three months ended June 30, 2016 were adversely affected primarily by an increase in the provision for credit losses due to higher charge-offs and a reduction in the gross portfolio yield primarily due to a decrease in the weighted average APR of purchases associated with our receivables portfolio. Our net earnings were positively affected by a reduction in operating expenses as a percentage of average net receivables from 10.92% to 10.40%, for the three months ended June 30, 2015 and 2016, respectively.

	Three months ended June 30, (In thousands)
Portfolio Summary	2016	2015
Average finance receivables, net of unearned interest (1)	$343,185	$324,951

Average indebtedness (2)	$210,407	$201,086

Interest and fee income on finance receivables	$22,915	$22,025
Interest expense	2,244	2,166

Net interest and fee income on finance receivables	$20,671	$19,859

Weighted average contractual rate (3)	22.67%	22.88%

Average cost of borrowed funds (2)	4.27%	4.31%

Gross portfolio yield (4)	26.71%	27.11%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.62%	2.67%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	8.19%	6.14%

Net portfolio yield (4)	15.90%	18.30%
Marketing, salaries, employee benefits, depreciation, administrative and professional fee expenses as a percentage of average finance receivables, net of unearned interest	10.40%	10.92%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (5)	5.50%	7.38%

Write-off to liquidation (6)	9.41%	6.99%
Net charge-off percentage (7)	7.51%	5.83%

Note: All three-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line. Average cost of borrowed funds represents interest expense as a percentage of average indebtedness.
(3)	Weighted average contractual rate represents the weighted average annual percentage rate (“APR”) of all Contracts and Direct Loans as of the period ending date.
(4)	Gross portfolio yield represents finance revenues as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents finance revenue minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(5)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, administrative, and professional fees) as a percentage of average finance receivables, net of unearned interest.
(6)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.
(7)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, increased 4.1% to approximately $22.9 million for the three-month period ended June 30, 2016 from $22.0 million for the corresponding period ended June 30, 2015. Average finance receivables, net of unearned interest equaled approximately $343.2 million for the three-month period ended June 30, 2016, an increase of 5.6% from $325.0 million for the corresponding period ended June 30, 2015. Finance receivables, net, as of June 30, 2016 increased 4.1% to approximately $312.7 million from approximately $300.5 million as of June 30, 2015. While our purchasing volume has slowed, our finance receivables continue to grow in our younger markets, including our two new states (see “Contract Procurement” and “Loan Origination” below). The increase in our average term and average loan amount has also contributed to increasing our finance receivables. The primary reason interest income increased was the increase in average finance receivables, which was partially offset by a lower weighted APR and lower discount earned on our portfolio for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The gross portfolio yield decreased to 26.71% for the three-month period ended June 30, 2016 compared to 27.11% for the three-month period ended June 30, 2015. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and a decrease in the average weighted APR, both of which are primarily the result of increased competition. The net portfolio yield decreased to 15.90% for the three-month period ended June 30, 2016 from 18.30% for the corresponding period ended June 30, 2015. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses (see “Analysis of Credit Losses”).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses remained flat at approximately $8.9 million for both the three-month period ended June 30, 2016 and June 30, 2015. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.40% for the three-month period ended June 30, 2016 from 10.92% for the three-month period ended June 30, 2015 due to the increase in average finance receivables, net of unearned interest.

Interest Expense

Interest expense remained flat at approximately $2.2 million for both the three-month period ended June 30, 2016 and June 30, 2015. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2016	2015
Variable interest under the line of credit facility	0.56%	0.29%
Settlements under interest rate swap agreements	0.12%	0.19%
Credit spread under the line of credit facility	3.59%	3.83%

Average cost of borrowed funds	4.27%	4.31%

The Company’s average cost of funds decreased mostly due to LIBOR rates increasing (.46% as of June 30, 2016 compared to .19% as of June 30, 2015), which has caused the credit spread to decrease and the variable interest to increase. The variable interest rate also includes a decrease in the unused line fees offset with an increase in amortized debt fees. Also, interest rate swap agreements have not increased proportionately to total average debt, $210.4 million as of June 30, 2016 as compared to $201.1 million June 30, 2015.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the three-month periods ended June 30, 2016 and 2015. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the eighteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three-month periods ended June 30, 2016 and 2015, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	As of June 30, 2016		Three months ended June 30,
			2016	2015
State	Number of branches		Net Purchases (In thousands)
FL	20		$11,766	$15,774
GA	6		3,303	5,173
NC	6		3,156	3,837
SC	2		911	1,709
OH	8		4,855	7,133
MI	3		1,818	1,861
VA	2		843	1,485
IN	3		2,261	2,045
KY	3		1,900	2,434
MD	1		484	849
AL	2		1,249	1,900
TN	2		1,319	1,778
IL	3		1,849	2,088
MO	3		1,821	2,262
KS	1		723	760
TX	2		1,921	1,287
PA	—	[a]	346	—
WI	—	[b]	305	—

Total	67		$40,830	$52,375

a.	Purchases in the state of Pennsylvania were being acquired and serviced through an Ohio branch as of June 30, 2016.

The Company has subsequently opened a branch in the Pennsylvania market.

b.	Purchases in the state of Wisconsin are currently being acquired and serviced through an Illinois branch.

	Three months ended June 30, (Purchases in thousands)
Contracts	2016	2015
Purchases	$40,830	$52,375
Weighted APR	22.39%	22.67%
Average discount	7.15%	7.54%
Weighted average term (months)	57	56
Average loan	$11,609	$11,381
Number of Contracts	3,517	4,602

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended June 30, (Originations in thousands)
Direct Loans Originated	2016	2015
Originations	$2,276	$2,651
Weighted APR	26.05%	25.62%
Weighted average term (months)	30	30
Average loan	$3,480	$3,573
Number of loans	654	742

Analysis of Credit Losses

As of June 30, 2016, the Company had approximately 1,500 active static pools. The average pool upon inception consisted of 59 Contracts with aggregate finance receivables, net of unearned interest, of approximately $667,000.

The provision for credit losses increased to approximately $7.0 million for the three months ended June 30, 2016 from approximately $5.0 million for the three months ended June 30, 2015. This increase is primarily a result of an increase in the net charge-off rate to 7.51% for the three months ended June 30, 2016 from 5.83% for the three months ended June 30, 2015.

The Company’s losses as a percentage of liquidation (see note 6 in the Portfolio Summary on page 15 for the definition of write-off to liquidation) increased to 9.41% for the three months ended June 30, 2016 as compared to 6.99% for the three months ended June 30, 2015. This increase was primarily the result of increased competition in all markets in which the Company presently operates and to a lesser extent, lower resale value at auto auctions. Increased competition continues to drive a higher percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the three months ended June 30, 2016 and 2015, auction proceeds from the sale of repossessed vehicles averaged approximately 40% and 46%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 8.84% and 15.10% for the three months ended June 30, 2016 and 2015, respectively. The Company attributes a large portion of this decrease simply to the increase in charge-offs; however, there was also a decrease in the dollars received through our recovery department. Historically, recoveries fluctuate from period to period due to various factors. The increase in competition hinders our ability to collect deficiency balances. Many customers do not need to be concerned about blemished credit histories due to many competitors with less restrictive underwriting guidelines. From time to time, the Company will aggregate charge-off accounts it deems uncollectible, and sell them to a third-party to limit future down-side risk relating to these accounts.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2016 increased to 7.66% from 5.52% as of June 30, 2015. The delinquency percentage for Direct Loans more than thirty days past due as of June 30, 2016 increased to 2.49% from 1.89% as of June 30, 2015. See Note 4- “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. The delinquency percentage increase for Contracts reflects portfolio weakness that generally manifests itself in increased future losses. The Company has continued to see significant increase in the number of competitors with aggressive underwriting in our operating market. The Company utilizes a static pool approach to analyzing portfolio performance and looks at specific static pool performance and recent trends as leading indicators of the future performance of its portfolio.

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

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended June 30, 2016 and June 30, 2015 the Company granted deferrals to approximately 5.41% and 5.27%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, including but not limited to, the unemployment rate, inflation, credit quality of loans purchased, and general economic conditions.

Income Taxes

The provision for income taxes decreased to approximately $1.8 million for the three months ended June 30, 2016 from approximately $2.3 million for the three months ended June 30, 2015. The Company’s effective tax rate decreased to 38.31% for the three months ended June 30, 2016 from 38.36% for the three months ended June 30, 2015.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30, (In thousands)
	2016	2015
Cash provided by (used in):
Operating activities	$9,112	$8,622
Investing activities (primarily purchase of Contracts)	(5,005)	(13,811)
Financing activities	(1,436)	3,032

Net increase (decrease) in cash	$2,671	$(2,157)

The Company’s primary use of working capital during the three months ended June 30, 2016, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations in addition to borrowings on the Line. The Line is secured by all of the assets of the Company and has a maturity date of January 31, 2018. The Company may borrow up to $225.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of June 30, 2016, the amount outstanding under the Line was $209.0 million, and the amount available under the Line was approximately $16.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have decreased by $2 million during the three months ended June 30, 2016. The decrease of the Line is principally related to the fact that cash received from operations exceeded cash needed to fund new contracts. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants as of June 30, 2016.

Contractual Obligations

The following table summarizes the Company’s material obligations as of June 30, 2016.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating leases	$5,891	$2,233	$3,106	$552	$—
Line of credit[1]	209,000	—	209,000	—	—
Interest on Line[1]	14,130	8,924	5,206	—	—

Total	$229,021	$11,157	$217,312	$552	$—

1.	The Company’s Line matures on January 30, 2018. Interest on outstanding borrowings under the Line as of June 30, 2016, is based on an effective interest rate of 4.27% which includes the estimated effect of the interest rate swap agreements settlements through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Expansion

The Company currently (as of August 9, 2016) operates a total of 68 branch locations in eighteen states (see “Contract Procurement”). Each office is budgeted (size of branch, number of employees and location) to handle up to 1,000 accounts and up to $7.5 million in gross finance receivables. To date, thirty-three of our branches meet this capacity. The Company continues to evaluate potential new markets and is also evaluating its existing markets and may close or consolidate certain existing branches. As a result of continued intense competition; the Company has been evaluating the long-term sustainability of its current branch-based model. In the beginning of August 2016, the Company decided to restructure its collections to a centralized department operating at the Corporate Headquarters. New regulations and best practices regarding collections were important aspects that led us to the decision to centralize. To a lesser extent the Company will experience a decline in operating expenses as a result of a reduced headcount. The Company does not believe there will be any material change in delinquencies and losses as a result of this strategic decision. The branches will continue to underwrite all business; however, any additional material changes to Company operations will be evaluated by the Company over the next several quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. As of June 30, 2016, $159 million, or approximately 76.1% of our total debt, was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points (1.46% as of June 30, 2016) applicable to this floating rate debt would have an annual after-tax increase of interest expense of approximately $284,000.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 09, 2016	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 09, 2016	/s/ Katie L. MacGillivary
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