Form 10-Q
period 2016-09-30
NICHOLAS FINANCIAL INC
filed 2016-11-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

As of November 1, 2016, 12,492,339 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,778,535 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30,	March 31,
	2016	2016
	(Unaudited)
Assets
Cash	$3,799	$1,849
Finance receivables, net	312,727	311,837
Assets held for resale	2,365	2,148
Income taxes receivable	697	593
Prepaid expenses and other assets	804	977
Property and equipment, net	1,623	1,290
Deferred income taxes	6,766	6,615

Total assets	$328,781	$325,309

Liabilities and shareholders’ equity
Line of credit	$209,000	$211,000
Drafts payable	2,329	1,499
Interest rate swap agreements	102	205
Accounts payable and accrued expenses	5,448	5,839
Deferred revenues	3,876	3,917

Total liabilities	220,755	222,460
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued
Common stock, no par: 50,000 shares authorized; 12,492 and 12,466 shares issued, respectively; and 7,779 and 7,753 shares outstanding, respectively	33,591	33,287
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	144,894	140,021

Total shareholders’ equity	108,026	102,849

Total liabilities and shareholders’ equity	$328,781	$325,309

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Interest and fee income on finance receivables	$22,647	$22,687	$45,562	$44,712
Expenses:
Marketing	345	364	731	756
Salaries and employee benefits	5,729	5,499	11,322	11,084
Professional Fees	371	377	618	825
Administrative	2,638	2,501	5,202	4,852
Provision for credit losses	8,144	6,178	15,170	11,167
Depreciation	140	119	271	214
Interest expense	2,243	2,273	4,487	4,439
Change in fair value of interest rate swap agreements	(121)	79	(103)	123

	19,489	17,390	37,698	33,460

Operating income before income taxes	3,158	5,297	7,864	11,252
Income tax expense	1,188	2,041	2,991	4,326

Net income	$1,970	$3,256	$4,873	$6,926

Earnings per share:
Basic	$0.25	$0.43	$0.63	$0.91

Diluted	$0.25	$0.42	$0.62	$0.89

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$4,873	$6,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	271	214
Gain on sale of property and equipment	(21)	(8)
Provision for credit losses	15,170	11,167
Amortization of dealer discounts	(6,818)	(6,647)
Deferred income taxes	(160)	(40)
Share-based compensation	310	262
Change in fair value of interest rate swap agreements	(103)	123
Changes in operating assets and liabilities:
Prepaid expenses and other assets	173	365
Accounts payable and accrued expenses	(391)	(409)
Income taxes receivable	(104)	(549)
Deferred revenues	(41)	528

Net cash provided by operating activities	13,159	11,932

Cash flows from investing activities
Purchase and origination of finance receivables	(76,148)	(92,756)
Principal payments received	66,906	69,031
Increase in assets held for resale	(217)	(562)
Purchase of property and equipment	(619)	(744)
Proceeds from sale of property and equipment	36	42

Net cash used in investing activities	(10,042)	(24,989)

Cash flows from financing activities
(Decrease) increase on line of credit	(2,000)	12,161
Change in drafts payable	830	(827)
Payment of debt costs	—	(25)
Expenses related to prior purchase of treasury shares	—	(50)
Proceeds from exercise of stock options	2	76
Excess tax benefits from share-based compensation	1	7

Net cash (used) provided by financing activities	(1,167)	11,342

Net increase (decrease) in cash	1,950	(1,715)
Cash, beginning of period	1,849	3,388

Cash, end of period	$3,799	$1,673

Supplemental Disclosure of noncash investing and financing activities:
Tax deficiency from share awards	$(9)	$—

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended September 30, 2016 and 2015 was 7.01% and 7.57%, respectively in relation to the total amount financed. The average dealer discount associated with new volume for the six months ended September 30, 2016 and 2015 was 7.08% and 7.55%, respectively.

The amount of future unearned income is computed as the product of the Contract rate, the Contract term and the Contract amount.

Deferred revenues consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident and health insurance, credit life insurance, involuntary unemployement insurance coverage, and forced placed automobile insurance. These commissions are amortized over the life of the contract using the interest method.

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

	Three months ended September 30, (In thousands, except per share amounts)		Six months ended September 30, (In thousands, except per share amounts)
	2016	2015	2016	2015
Numerator:
Net income per consolidated statements of income	$1,970	$3,256	$4,873	$6,926
Less: Allocation of earnings to participating securities	(26)	—	(57)	—

Net income allocated to common stock	1,944	$3,256	4,816	$6,926

Basic earnings per share computation:
Net income allocated to common stock	$1,944	$3,256	$4,816	$6,926

Weighted average common shares outstanding, including shares considered participating securities	7,774	7,622	7,763	7,619
Less: Weighted average participating securities outstanding	(102)	—	(91)	—

Weighted average shares of common stock	7,672	7,622	7,672	7,619

Basic earnings per share	$0.25	0.43	$0.63	0.91

Diluted earnings per share computation:
Net income allocated to common stock	$1,944	$3,256	$4,816	$6,926
Undistributed earnings re-allocated to participating securities	—	—	—	—

Net income allocated to common stock	$1,944	$3,256	$4,816	$6,926
Weighted average common shares outstanding for basic earnings per share	7,672	7,622	7,672	7,619
Incremental shares from stock options	61	130	61	129

Weighted average shares and dilutive potential common shares	7,733	7,752	7,733	7,748

Diluted earnings per share	$0.25	$0.42	$0.62	$0.89

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three months ended September 30, 2016 and 2015, potential shares of common stock from stock options totaling 160,000 and 160,217, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the six months ended September 30, 2016 and 2015, potential shares of common stock from stock options totaling 162,486 and 157,623, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	September 30,	March 31,
	2016	2016
Finance receivables, gross contract	$499,814	$498,130
Unearned interest	(156,360)	(155,257)

Finance receivables, net of unearned interest	343,454	342,873
Unearned dealer discounts	(17,028)	(18,023)

Finance receivables, net of unearned interest and unearned dealer discounts	326,426	324,850
Allowance for credit losses	(13,699)	(13,013)

Finance receivables, net	$312,727	$311,837

Finance receivables consist of Contracts and Direct Loans, each of which comprises a portfolio segment.

The following tables present selected information on the entire portfolio of the Company:

	As of September 30,
	2016	2015
Contract Portfolio
Weighted APR	22.53%	22.77%
Weighted average discount	7.39%	8.01%
Weighted average term (months)	57	55
Number of active contracts	37,383	38,124

	As of September 30,
	2016	2015
Direct Loan Portfolio
Weighted APR	25.72%	25.81%
Weighted average term (months)	33	32
Number of active contracts	2,965	3,099

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
	2016	2015	2016	2015
Balance at beginning of period	$12,836	$11,524	$12,265	$11,325
Current period provision	8,067	6,079	15,022	10,965
Losses absorbed	(8,576)	(7,347)	(15,568)	(12,869)
Recoveries	598	699	1,206	1,534

Balance at end of period	$12,925	$10,955	$12,925	$10,955

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of September 30, 2016, the average model year of vehicles collateralizing the portfolio was a 2008 vehicle. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
	2016	2015	2016	2015
Balance at beginning of period	$764	$755	$748	$703
Current period provision	77	99	148	202
Losses absorbed	(72)	(81)	(144)	(140)
Recoveries	5	7	22	15

Balance at end of period	$774	$780	$774	$780

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $9,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of September 30, 2016, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and trends over several reporting periods which are useful in estimating future losses and overall portfolio performance.

A performing account is defined as an account that is less than 61 days past due. A non-performing account is defined as an account that is contractually delinquent for 61 days or more and the accrual of interest income is suspended. As of September 2016, when an account is 180 days contractually delinquent, the account is written off. This change aligns the Company’s charge-off policy with best practices within the subprime auto financing segment, and had an immaterial impact on losses absorbed and the allowance for credit losses. See Item 2 for more discussion. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. Upon notification of a Chapter 13 bankruptcy, an account is monitored for collection with other Chapter 13 bankruptcy accounts. In the event the debtors balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	September 30, 2016		September 30, 2015
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$466,515	$10,930	$466,911	$11,619
Non-performing accounts	17,964	158	8,178	54

Total	$484,479	$11,088	$475,089	$11,673
Chapter 13 bankruptcy accounts	4,204	44	4,269	33

Finance receivables, gross contract	$488,683	$11,132	$479,358	$11,706

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankruptcy accounts:

(In thousands)
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
September 30, 2016	$484,479	$29,327	$10,654	$7,310	$47,291
		6.05%	2.20%	1.51%	9.76%
September 30, 2015	$475,089	$19,746	$5,603	$2,575	$27,924
		4.16%	1.18%	0.54%	5.88%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
September 30, 2016	$11,088	$296	$87	$71	$454
		2.67%	0.78%	0.64%	4.09%
September 30, 2015	$11,673	$156	$28	$26	$210
		1.34%	0.24%	0.22%	1.80%

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $225.0 million The pricing of the Line, which expires on January 30, 2018, is 300 basis points above 30-day LIBOR with a 1% floor on LIBOR (4.00% at September 30, 2016 and March 31, 2016). Pledged as collateral for this Line are all of the assets of the Company. The outstanding amount of the Line was $209.0 million and $211.0 million as of September 30, 2016 and March 31, 2016, respectively. The amount available under the Line was $16.0 million and $14.0 million as of September 30, 2016 and March 31, 2016, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests As of September 30, 2016, the Company was in full compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

As of the six months ended September 30, 2016 and 2015, no new contracts were initiated and no contracts matured.

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

The locations and amounts of losses in income are as follows:

	Three months ended September 30,		Six months ended September 30,
	(In thousands)		(In thousands)
	2016	2015	2016	2015
Periodic change in fair value of interest rate swap agreements	$(121)	$79	$(103)	$123
Periodic settlement differentials included in interest expense	55	95	118	189

(Gain) loss recognized in income	$(66)	$174	$15	$312

Net realized losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Variable rate received	0.50%	0.19%	0.47%	0.18%
Fixed rate paid	0.94%	0.94%	0.94%	0.94%

7. Income Taxes

The provision for income taxes decreased to approximately $1.2 million for the three months ended September 30, 2016 from approximately $2.0 million for the three months ended September 30, 2015. The Company’s effective tax rate decreased to 37.61% for the three months ended September 30, 2016 from 38.53% for the three months ended September 30, 2015. The provision for income taxes decreased to approximately $3.0 million for the six months ended September 30, 2016 from approximately $4.3 million for the six months ended September 30, 2015. The Company’s effective tax rate decreased to 38.03% for the six months ended September 30, 2016 from 38.44% for the six months ended September 30, 2015.

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

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
September 30, 2016 – liabilities:	$—	$(102)	$—	$(102)
March 31, 2016 – liabilities:	$—	$(205)	$—	$(205)

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash, finance receivables and the Line. For each of these financial instruments, the carrying value approximates fair value.

Finance receivables, net approximates fair value based on the price paid to acquire Contracts. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers. The initial terms of the Contracts generally range from 12 to 72 months. The initial terms of the Direct Loans generally range from 12 to 60 months. In addition, there have been minimal changes in interest rates and purchase discounts related to these types of loans due to the competitive nature of the current market. If liquidated outside of the normal course of business, the amount received may not be the carrying value.

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of September 30, 2016 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	(In thousands) Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
September 30, 2016	$3,799	$—	$—	$3,799	$3,799
March 31, 2016	$1,849	$—	$—	$1,849	$1,849
Finance receivables:
September 30, 2016	$—	$—	$312,727	$312,727	$312,727
March 31, 2016	$—	$—	$311,837	$311,837	$311,837
Line of credit:
September 30, 2016	$—	$209,000	$—	$209,000	$209,000
March 31, 2016	$—	$211,000	$—	$211,000	$211,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and March 31, 2016.

9. Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

10. Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment. The new guidance focuses on making the Statement of Cash Flows more uniform for companies. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

In June 2016, the FASB issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

In March 2016, the FASB issued the ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share- based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities,

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

10. Recently Issued Accounting Standards (continued)

and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

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

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this quarterly report below.

Regulatory Developments

As previously reported, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products, such as Contracts and the Direct Loans that we offer, including explicit supervisory authority to examine, audit, and investigate companies offering a consumer financial product such as ourselves. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products. Any such rules could have a material adverse effect on our business, results of operations and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance.

In June 2015, the CFPB published a rule expanding their supervision and examination of non-depository “larger participants” in the automobile finance business, including us. Since we are deemed a larger participant, we are subject to supervision and examination by the CFPB. The CFPB’s stated objectives of such examinations are: to assess the quality of a larger participant’s compliance management systems for preventing violations of federal consumer financial laws; to identify acts or practices that materially increase the risk of violations of federal consumer finance laws and associated harm to consumers; and to gather facts that help determine whether the larger participant engages in acts or practices that are likely to violate federal consumer financial laws in connection with its automobile finance business. Thus, as a larger participant, we will be subject to examination by the CFPB for compliance with, among other Federal consumer financial laws, the applicable provisions of the Truth in Lending Act (“TILA”); Equal Credit Opportunity Act (“ECOA”); Fair Credit Reporting Act (“FCRA”); Electronic Fund Transfer Act (“EFTA”); Unfair, Deceptive or Abusive Acts or Practices (“UDAAP”); Gramm-Leach-Bliley Act (“GLBA”); Fair Debt Collection Practices Act (“FDCPA”); and, Military Lending Act (“MLA”), as well as, the adequacy of our compliance management system.

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses incurred in the existing portfolio. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio and current economic conditions. Such evaluation considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

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

Introduction

Diluted earnings per share decreased 40% to $0.25 for the three month period ended September 30, 2016 as compared to $0.42 for the three months ended September 30, 2015. Net earnings were $2.0 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively. Revenue remained relatively flat at $22.6 million for the three months ended September 30, 2016 as compared to $22.7 million for the three months ended September 30, 2015.

For the six months ended September 30, 2016, per share diluted net earnings decreased 30% to $0.62 as compared to $0.89 for the six months ended September 30, 2015. Net earnings were $4.9 million and $6.9 million for the six months ended September 30, 2016 and 2015, respectively. Revenue increased 2% to $45.6 million for the six months ended September 30, 2016 as compared to $44.7 million for the six months ended September 30, 2015.

Our net earnings for the three and six months ended September 30, 2016 were adversely affected primarily by an increase in the provision for credit losses due to higher charge-offs and past-due accounts along with a reduction in the gross portfolio yield. Conversely, our results were favorably impacted due to a change in the fair value of the interest rate swaps.

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
Portfolio Summary	2016	2015	2016	2015
Average finance receivables, net of unearned interest (1)	$343,542	$334,701	$343,327	$329,628

Average indebtedness (2)	$208,461	$207,446	$209,437	$204,275

Interest and fee income on finance receivables	$22,647	$22,687	$45,562	$44,712
Interest expense	2,243	2,273	4,487	4,439

Net interest and fee income on finance receivables	$20,404	$20,414	$41,075	$40,273

Gross portfolio yield (3)	26.37%	27.11%	26.54%	27.13%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.61%	2.72%	2.61%	2.69%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	9.48%	7.38%	8.84%	6.78%

Net portfolio yield (3)	14.28%	17.01%	15.09%	17.66%
Marketing, salaries, employee benefits, depreciation, administrative and professional fee expenses as a percentage of average finance receivables, net of unearned interest	10.74%	10.59%	10.57%	10.76%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (4)	3.54%	6.42%	4.52%	6.90%

Write-off to liquidation (5)	11.41%	9.64%	10.42%	8.34%
Net charge-off percentage (6)	9.36%	8.03%	8.43%	6.95%

Note: All three-month and six-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line.
(3)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents interest and fee income on finance receivables minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(4)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, administrative, and professional fees) as a percentage of average finance receivables, net of unearned interest.
(5)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.
(6)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, remained flat at $22.6 million for the three-month periods ended September 30, 2016 and September 30, 2015. Average finance receivables, net of unearned interest equaled approximately $343.5 million for the three-month period ended September 30, 2016, an increase of 2.6% from $334.7 million for the corresponding period ended September 30, 2015. While our purchasing volume has slowed, due to maintaining our stringent underwriting guidelines, our finance receivables continue to grow in our younger markets, including our two new states (see “Contract Procurement” and “Loan Origination” below). The increase in our average term and average loan amount has also contributed to increasing our finance receivables. The gross portfolio yield decreased to 26.37% for the three-month period ended September 30, 2016 compared to 27.11% for the three-month period ended September 30, 2015. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and a decrease in the average weighted APR, both of which are primarily the result of increased competition for Contracts across all markets. The net portfolio yield decreased to 14.28% for the three-month period ended September 30, 2016 from 17.01% for the corresponding period ended September 30, 2015. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses (see “Analysis of Credit Losses”).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses increased to approximately $9.2 million for the three-month period ended September 30, 2016 from approximately $8.9 million for the three-month period ended September 30, 2015. The increase was primarily related to an increase in costs associated with maintaining the finance receivable portfolio. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of finance receivables, net of unearned interest, increased to 10.74% for the three-month period ended September 30, 2016 from 10.59% for the three-month period ended September 30, 2015.

Interest Expense

Interest expense remained relatively flat at approximately $2.2 million for the three-month period ended September 30, 2016 and $2.3 million for the three-month period ended September 30, 2015. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2016	2015
Variable interest under the line of credit facility	0.67%	0.39%
Settlements under interest rate swap agreements	0.11%	0.18%
Credit spread under the line of credit facility	3.52%	3.81%

Average cost of borrowed funds	4.30%	4.38%

The Company’s average cost of funds decreased mainly due to interest rate swap agreements not increasing proportionately to total average debt, $208.5 million as of September 30, 2016 as compared to $207.4 million September 30, 2015. LIBOR rates have increased (.53% as of September 30, 2016 compared to .19% as of September 30, 2015), which has caused the credit spread to decrease and the variable interest to increase but this increase had no effect on total cost because there is a a 1.0% floor on the Line.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the three-month periods ended September 30, 2016 and 2015. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Six months ended September 30, 2016 compared to six months September 30, 2015

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income increased 2.0% to approximately $45.6 million for the six-month period ended September 30, 2016 from $44.7 million for the corresponding period ended September 30, 2015. Average finance receivables, net of unearned interest equaled approximately $343.3 million for the six-month period ended September 30, 2016, an increase of 4.2% from $329.6 million for the corresponding period ended September 30, 2015. While our purchasing volume has slowed, due to maintaining our stringent underwriting guidelines, our finance receivables continue to grow in our younger markets, including our two newer states (see “Contract Procurement” and “Loan Origination” below). The increase in our average term and average loan amount has also contributed to increasing our finance receivables. The gross portfolio yield decreased to 26.54% for the six-month period ended September 30, 2016 compared to 27.13% for the six-month period ended September 30, 2015. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and a decrease in the average weighted APR, both of which are primarily the result of increased competition. The net portfolio yield decreased to 15.09% for the six-month period ended September 30, 2016 from 17.66% for the corresponding period ended September 30, 2015. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses (see “Analysis of Credit Losses”).

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses increased to approximately $18.1 million for the six-month period ended September 30, 2016 from approximately $17.7 million for the corresponding period ended September 30, 2015. The increase was primarily related to an increase in costs associated with maintaining the finance receivable portfolio. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.57% for the six-month period ended September 30, 2016 from 10.76% for the six-month period ended September 30, 2015 (see “Future Outlook”) section for further commentary on centralization of collections).

Interest Expense

Interest expense remained relatively flat at $4.5 million for the six-month period ended September 30, 2016 from $4.4 million for the six-month period ended September 30, 2015. The following table summarizes the Company’s average cost of borrowed funds:

	Six months ended September 30,
	2016	2015
Variable interest under the line of credit facility	0.61%	0.35%
Settlements under interest rate swap agreements	0.11%	0.19%
Credit spread under the line of credit facility	3.56%	3.81%

Average cost of borrowed funds	4.28%	4.35%

The Company’s average cost of funds decreased mainly due to interest rate swap agreements not increasing proportionately to total average debt, $209.4 million as of September 30, 2016 as compared to $204.2 million September 30, 2015. LIBOR rates have increased (.53% as of September 30, 2016 compared to .19% as of September 30, 2015), which has caused the credit spread to decrease and the variable interest to increase but this increase had no effect on total cost because there is a a 1.0% floor on the Line.

The notional amount of interest rate swap agreements was $50.0 million at a weighted average fixed rate of 0.94% for each of the six-month periods ended September 30, 2016 and 2015. For further discussions regarding the effect of interest rate swap agreements see Note 6 – “Interest Rate Swap Agreements”.

Contract Procurement

The Company purchases Contracts in the eighteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three and six month periods ended September 30, 2016 and 2015, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	As of September 30, 2016	Three months ended September 30,		Six months ended September 30,
		2016	2015	2016	2015
State	Number of branches	Net Purchases (In thousands)		Net Purchases (In thousands)
FL	19	$11,809	$14,757	$23,576	$30,531
GA	6	4,016	4,792	7,320	9,965
NC	6	2,947	3,312	6,103	7,149
SC	2	938	1,804	1,849	3,513
OH	7	4,690	6,688	9,545	13,821
MI	2	1,579	1,624	3,396	3,485
VA	2	1,072	1,026	1,915	2,511
IN	3	2,287	2,216	4,547	4,261
KY	3	2,145	2,271	4,045	4,705
MD	1	674	715	1,158	1,564
AL	2	1,312	1,633	2,561	3,533
TN	2	1,113	1,607	2,432	3,385
IL	3	1,717	2,453	3,566	4,541
MO	3	1,793	2,195	3,614	4,457
KS	1	625	660	1,348	1,420
TX	2	1,740	436	3,661	1,723
PA	1	784	—	1,130	—
WI	– [a]	299	—	604	—

Total	65	$41,540	$48,189	$82,370	$100,564

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through an Illinois branch.

	Three months ended September 30, (Purchases in thousands)		Six months ended September 30, (Purchases in thousands)
Contracts	2016	2015	2016	2015
Purchases	$41,540	$48,189	$82,370	$100,564
Weighted APR	22.26%	22.76%	22.32%	22.71%
Average discount	7.01%	7.57%	7.08%	7.55%
Weighted average term (months)	57	56	57	56
Average loan	$11,565	$11,357	$11,608	$11,370
Number of Contracts	3,592	4,243	7,096	8,845

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended September 30, (Originations in thousands)		Six months ended September 30, (Originations in thousands)
Direct Loans Originated	2016	2015	2016	2015
Originations	$2,256	$2,526	$4,531	$5,177
Weighted APR	26.18%	26.02%	26.14%	25.82%
Weighted average term (months)	29	29	30	29
Average loan	$3,541	$3,608	$3,510	$3,590
Number of loans	637	700	1,291	1,442

Analysis of Credit Losses

As of September 30, 2016, the Company had approximately 1,500 active static pools. The average pool upon inception consisted of 60 Contracts with aggregate finance receivables, net of unearned interest, of approximately $678,000.

The provision for credit losses increased to approximately $8.1 million for the three months ended September 30, 2016 from approximately $6.2 million for the three months ended September 30, 2015. This increase is primarily a result of an increase in the net charge-off rate to 9.36% for the three months ended September 30, 2016 from 8.03% for the three months ended September 30, 2015. The provision for credit losses increased to approximately $15.2 million for the six months ended September 30, 2016 from approximately $11.2 million for the six months ended September 30, 2015. This increase is primarily a result of an increase in the net charge-off rate to 8.43% for the six months ended September 30, 2016 from 6.95% for the six months ended September 30, 2015.

The Company’s losses as a percentage of liquidation (see note 5 in the Portfolio Summary for the definition of write-off to liquidation) increased to 11.41% for the three months ended September 30, 2016 as compared to 9.64% for the three months ended September 30, 2015. The Company’s losses as a percentage of liquidation increased to 10.42% for the six months ended September 30, 2016 as compared to 8.34% for the six months ended September 30, 2015. This increase was primarily the result of increased competition in all markets in which the Company presently operates as well as lower resale value at auto auctions. Increased competition continues to drive a higher percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines as well as longer terms. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the three months ended September 30, 2016 and 2015, auction proceeds from the sale of repossessed vehicles averaged approximately 37% and 43%, respectively, of the related principal balance. During the six months ended September 30, 2016 and 2015, auction proceeds from the sale of repossessed vehicles averaged approximately 38% and 44%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 6.98% and 9.52% for the three months ended September 30, 2016 and 2015, respectively. Recoveries as a percentage of charge-offs were approximately 7.82% and 8.34% for the six months ended September 30, 2016 and 2015, respectively. The Company attributes a large portion of this decrease simply to the increase in charge-offs; however, there was also a decrease in the dollars received through our recovery department. Historically, recoveries fluctuate from period to period due to various factors. The increase in competition hinders our ability to collect deficiency balances. Many customers may not be concerned currently about blemished credit histories due to many competitors with less restrictive underwriting guidelines. From time to time, the Company will aggregate charge-off accounts it deems uncollectible, and sell them to a third-party.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2016 increased to 9.76% from 5.88% as of September 30, 2015. The delinquency percentage for Direct Loans more than thirty days past due as of September 30, 2016 increased to 4.09% from 1.80% as of September 30, 2015. Also, see the “Future Outlook” section for more discussion on loan operations and collections. See Note 4- “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies. The delinquency percentage increase for Contracts reflects portfolio weakness that generally manifests itself in increased future losses. The Company has continued to see a significant increase in the number of competitors with aggressive underwriting in our operating market.

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

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended September 30, 2016 and September 30, 2015 the Company granted deferrals to approximately 5.60% and 6.22%, respectively, of total Contracts and Direct Loans. For the six months ended September 30, 2016 and September 30, 2015 the Company granted deferrals to approximately 11.02% and 11.47%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, including but not limited to, the unemployment rate, inflation, credit quality of loans purchased, and general economic conditions.

Income Taxes

The provision for income taxes decreased to approximately $1.2 million for the three months ended September 30, 2016 from approximately $2.0 million for the three months ended September 30, 2015. The Company’s effective tax rate decreased to 37.61% for the three months ended September 30, 2016 from 38.53% for the three months ended September 30, 2015. The provision for income taxes decreased to approximately $3.0 million for the six months ended September 30, 2016 from approximately $4.3 million for the six months ended September 30, 2015. The Company’s effective tax rate decreased to 38.03% for the six months ended September 30, 2016 from 38.44% for the six months ended September 30, 2015.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30, (In thousands)
	2016	2015
Cash provided by (used in):
Operating activities	$13,159	$11,932
Investing activities (primarily purchase of Contracts)	(10,042)	(24,989)
Financing activities	(1,167)	11,342

Net increase (decrease) in cash	$1,950	$(1,715)

The Company’s primary use of working capital during the six months ended September 30, 2016, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of January 31, 2018. The Company may borrow up to $225.0 million. Borrowings under the Line may be under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. As of September 30, 2016, the amount outstanding under the Line was $209.0 million, and the amount available under the Line was approximately $16.0 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have decreased by $2.0 million during the six months ended September 30, 2016. The decrease of the Line is principally related to the fact that cash received from operations exceeded cash needed to fund new contracts. The amount of debt the Company incurs from time to time under these financing mechanisms depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants as of September 30, 2016.

Contractual Obligations

The following table summarizes the Company’s material obligations as of September 30, 2016.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$5,424	$2,143	$2,879	$402	$—
Line of credit[1]	209,000	—	209,000	—	—
Interest on Line[1]	11,927	8,945	2,982	—	—

Total	$226,351	$11,088	$214,861	$402	$—

1.	The Company’s Line matures on January 30, 2018. Interest on outstanding borrowings under the Line as of September 30, 2016, is based on an effective interest rate of 4.28% which includes the estimated effect of the interest rate swap agreements settlements through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Outlook

The Company currently (as of November 9, 2016) operates a total of 65 branch locations in eighteen states (see “Contract Procurement”). The Company consolidated three branch locations (Sarasota, FL, Troy, MI, and Toledo, OH) into branches previously established within their market, and opened a full service branch in Pittsburgh during the three months ended September 30, 2016. The Company continues to evaluate potential new markets while maintaining its existing markets. The Company may choose to close or consolidate certain existing branches if they are unable to acquire Contracts that meet Company expectations. As a result of continued intense competition, the Company has been evaluating the long-term sustainability of its current branch-based model. Also, as previously disclosed, effective October 1, 2016, the Company has moved all loan-servicing operations, including collections, from the branch locations to a centralized location within its Corporate Headquarters in Clearwater, FL. New regulations and best practices regarding collections were important aspects that led us to the decision to centralize our loan servicing operations. To a lesser extent the Company expects to experience a decline in operating expenses as a result of a reduced headcount. The Company does not believe there will be any material change in delinquencies and losses as a result of this strategic decision, however no assurances can be given at this time. The branches will continue to underwrite and acquire Contracts; however, any additional material changes to Company operations will be evaluated by the Company over the next several quarters. We continue to evaluate the various markets in which we operate; however, we do not expect any significant changes to the number of branches or other operations during our third quarter ending December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. As of September 30, 2016, $159 million, or approximately 76.1% of our total debt, was subject to floating interest rates; however, due to a 1% floor on the debt these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points (1.53% as of September 30, 2016) applicable to this floating rate debt would have an annual after-tax increase of interest expense of approximately $370,000.

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

NICHOLAS FINANCIAL, INC.
(Registrant)

Date: November 09, 2016	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Chairman of the Board, President,
Chief Executive Officer and Director

Date: November 09, 2016	/s/ Katie L. MacGillivary
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