Form 10-Q
period 2016-12-31
NICHOLAS FINANCIAL INC
filed 2017-02-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2016

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

As of February 1, 2017, 12,495,089 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,781,285 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31, 2016 (Unaudited)	March 31, 2016
Assets
Cash	$3,664	$1,849
Finance receivables, net	321,757	311,837
Assets held for resale	2,976	2,148
Income taxes receivable	—	593
Prepaid expenses and other assets	632	977
Property and equipment, net	1,580	1,290
Deferred income taxes	7,232	6,615

Total assets	$337,841	$325,309

Liabilities and shareholders’ equity
Line of credit	$214,340	$211,000
Drafts payable	1,687	1,499
Interest rate swap agreements	21	205
Accounts payable and accrued expenses	7,391	5,839
Income taxes payable	605	—
Deferred revenues	4,003	3,917

Total liabilities	228,047	222,460

Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued
Common stock, no par: 50,000 shares authorized; 12,492 and 12,466 shares issued, respectively; and 7,778 and 7,752 shares outstanding, respectively	33,753	33,287
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	146,500	140,021

Total shareholders’ equity	109,794	102,849

Total liabilities and shareholders’ equity	$337,841	$325,309

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Interest and fee income on finance receivables	$22,044	$22,757	$67,606	$67,469

Expenses:
Marketing	369	384	1,100	1,140
Salaries and employee benefits	5,041	5,539	16,363	16,623
Professional Fees	386	306	1,004	1,131
Administrative	2,546	2,324	7,748	7,176
Provision for credit losses	8,796	7,599	23,966	18,766
Depreciation	142	120	413	334
Interest expense	2,258	2,311	6,745	6,750
Change in fair value of interest rate swap agreements	(81)	(251)	(184)	(128)

	19,457	18,332	57,155	51,792

Operating income before income taxes	2,587	4,425	10,451	15,677
Income tax expense	981	1,698	3,972	6,024

Net income	$1,606	$2,727	$6,479	$9,653

Earnings per share:
Basic	$0.21	$0.36	$0.83	$1.27

Diluted	$0.21	$0.35	$0.83	$1.24

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$6,479	$9,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	413	334
Gain on sale of property and equipment	(13)	(12)
Provision for credit losses	23,966	18,766
Amortization of dealer discounts	(9,830)	(9,886)
Deferred income taxes	(626)	(296)
Share-based compensation	474	416
Change in fair value of interest rate swap agreements	(184)	(128)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	345	396
Accounts payable and accrued expenses	1,552	(2,202)
Income taxes payable and receivable	1,198	(306)
Deferred revenues	86	657

Net cash provided by operating activities	23,860	17,392

Cash flows from investing activities
Purchase and origination of finance receivables	(118,276)	(131,416)
Principal payments received	94,220	101,126
Increase in assets held for resale	(828)	(185)
Purchase of property and equipment	(728)	(878)
Proceeds from sale of property and equipment	38	48

Net cash used in investing activities	(25,574)	(31,305)

Cash flows from financing activities
Increase on line of credit	3,340	14,000
Change in drafts payable	188	(476)
Payment of debt costs	—	(25)
Expenses related to prior purchase of treasury shares	—	(50)
Proceeds from exercise of stock options	1	76
Excess tax benefits from share-based compensation	—	6

Net cash provided by financing activities	3,529	13,531

Net increase (decrease) in cash	1,815	(382)
Cash, beginning of period	1,849	3,388

Cash, end of period	$3,664	$3,006

Supplemental Disclosure of noncash investing and financing activities:
Tax deficiency from share awards	$(9)	$—

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

2. Revenue Recognition

Finance receivables consist of automobile finance installment contracts (“Contracts”) and direct consumer loans (“Direct Loans”). Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan enters bankruptcy status, is contractually delinquent for 61 days or more or the collateral is repossessed, whichever is earlier. Chapter 13 bankruptcy accounts are accounted for under the cost-recovery method. Interest income on Chapter 13 bankruptcy accounts does not resume until all principal amounts are recovered (see Note 4).

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended December 31, 2016 and 2015 was 6.87% and 7.59%, respectively in relation to the total amount financed. The average dealer discount associated with new volume for the nine months ended December 31, 2016 and 2015 was 7.00% and 7.56%, respectively.

The amount of future unearned income is computed as the product of the Contract rate, the Contract term and the Contract amount.

Deferred revenues consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident and health insurance, credit life insurance, involuntary unemployment insurance coverage, and forced placed automobile insurance. These commissions are amortized over the life of the contract using the interest method.

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

	Three months ended December 31, (In thousands, except per share amounts)		Nine months ended December 31, (In thousands, except per share amounts)
	2016	2015	2016	2015
Numerator:
Net income per consolidated statements of income	$1,606	$2,727	$6,479	$9,653
Less: Allocation of earnings to participating securities	(22)	—	(76)	—

Net income allocated to common stock	1,584	$2,727	6,403	$9,653

Basic earnings per share computation:
Net income allocated to common stock	$1,584	$2,727	$6,403	$9,653

Weighted average common shares outstanding, including shares considered participating securities	7,697	7,623	7,763	7,620
Less: Weighted average participating securities outstanding	(107)	—	(91)	—

Weighted average shares of common stock	7,590	7,623	7,672	7,620

Basic earnings per share	$0.21	0.36	$0.83	1.27

Diluted earnings per share computation:
Net income allocated to common stock	$1,584	$2,727	$6,403	$9,653
Undistributed earnings re-allocated to participating securities	—	—	—	—

Numerator for diluted earnings per share	$1,584	$2,727	$6,403	$9,653

Weighted average common shares outstanding for basic earnings per share	7,590	7,623	7,672	7,620
Incremental shares from stock options	60	148	60	158

Weighted average shares and dilutive potential common shares	7,650	7,771	7,732	7,778

Diluted earnings per share	$0.21	$0.35	$0.83	$1.24

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three and nine months ended December 31, 2016 and 2015, potential shares of common stock from stock options totaling 160,000 and 165,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	December 31, 2016	March 31, 2016
Finance receivables, gross contract	$515,316	$498,130
Unearned interest	(161,645)	(155,257)

Finance receivables, net of unearned interest	353,671	342,873
Unearned dealer discounts	(17,166)	(18,023)

Finance receivables, net of unearned interest and unearned dealer discounts	336,505	324,850
Allowance for credit losses	(14,748)	(13,013)

Finance receivables, net	$321,757	$311,837

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of December 31,
	2016	2015
Contract Portfolio
Weighted APR	22.43%	22.71%
Weighted average discount	7.48%	7.70%
Weighted average term (months)	57	56
Number of active contracts	37,834	38,013

	As of December 31,
	2016	2015
Direct Loan Portfolio
Weighted APR	25.69%	25.75%
Weighted average term (months)	33	32
Number of active contracts	3,023	3,185

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2016	2015	2016	2015
Balance at beginning of period	$12,925	$10,955	$12,265	$11,325
Current period provision	8,701	7,437	23,723	18,402
Losses absorbed	(8,247)	(7,584)	(23,815)	(20,454)
Recoveries	570	694	1,776	2,229

Balance at end of period	$13,949	$11,502	$13,949	$11,502

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of December 31, 2016, the average model year of vehicles collateralizing the portfolio was a 2008 vehicle. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2016	2015	2016	2015
Balance at beginning of period	$774	$780	$748	$703
Current period provision	95	162	243	364
Losses absorbed	(73)	(83)	(217)	(224)
Recoveries	3	1	25	17

Balance at end of period	$799	$860	$799	$860

Direct Loans are originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $10,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a significantly better credit risk than our typical Contract due to the customer’s historical payment history with the Company. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of December 31, 2016, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and trends over several reporting periods which are useful in estimating future losses and overall portfolio performance.

A performing account is defined as an account that is less than 61 days past due. A non-performing account is defined as an account that is contractually delinquent for 61 days or more and the accrual of interest income is suspended. As of September 30, 2016, when an account is 180 days contractually delinquent, the account is written off. This change aligns the Company’s charge-off policy with best practices within the subprime auto financing segment, and had an immaterial impact on losses absorbed and the allowance for credit losses. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. See Item 2 for more discussion. Upon notification of a Chapter 13 bankruptcy, an account is put into bankruptcy status and monitored for collection with other Chapter 13 bankruptcy accounts. In the event the debtors balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	December 31, 2016		December 31, 2015
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$462,569	$11,231	$467,285	$11,932
Non-performing accounts	36,980	280	11,112	100

Total	$499,549	$11,511	$478,397	$12,032
Chapter 13 bankruptcy accounts	4,220	36	4,341	38

Finance receivables, gross contract	$503,769	$11,547	$482,738	$12,070

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankruptcy accounts:

(In thousands)
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2016	$499,549	$35,184	$17,263	$19,717	$72,164
		7.04%	3.46%	3.95%	14.45%
December 31, 2015	$478,397	$23,971	$7,030	$4,082	$35,083
		5.01%	1.47%	0.85%	7.33%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
December 31, 2016	$11,511	$282	$155	$125	$562
		2.45%	1.34%	1.09%	4.88%
December 31, 2015	$12,032	$212	$63	$37	$312
		1.76%	0.53%	0.31%	2.60%

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $225.0 million, which expires on January 30, 2018. Prior to December 30, 2016 the pricing on the Line was 300 basis points above 30 day LIBOR with a 1% floor on LIBOR. Effective December 30, 2016, the Company executed an amendment to this existing Line which provides temporary adjustments to the calculation of availability and increases the pricing of the Line to 350 basis points above 30 day LIBOR with the 1% floor on LIBOR (4.50% at December 31, 2016 and 4.00% at March 31, 2016). These temporary adjustments will be in place through June 30, 2017. Pledged as collateral for this Line are all the assets of the Company. The outstanding amount of the Line was $214.3 million and $211.0 million as of December 31, 2016 and March 31, 2016, respectively. The amount available under the Line was $10.7 million and $14.0 million as of December 31, 2016 and March 31, 2016, respectively.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. As of December 31, 2016, the Company was in compliance with all debt covenants.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

As of the nine months ended December 31, 2016 and 2015, no new contracts were initiated and no contracts matured.

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

The locations and amounts of losses in income are as follows:

	Three months ended December 31,		Nine months ended December 31,
	(In thousands)		(In thousands)
	2016	2015	2016	2015
Periodic change in fair value of interest rate swap agreements	$(81)	$(251)	$(184)	$(128)
Periodic settlement differentials included in interest expense	45	90	163	279

(Gain) loss recognized in income	$(36)	$(161)	$(21)	$151

Net realized losses from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Variable rate received	0.58%	0.24%	0.51%	0.21%
Fixed rate paid	0.94%	0.94%	0.94%	0.94%

7. Income Taxes

The provision for income taxes decreased to approximately $1.0 million for the three months ended December 31, 2016 from approximately $1.7 million for the three months ended December 31, 2015. The Company’s effective tax rate decreased to 37.93% for the three months ended December 31, 2016 from 38.38% for the three months ended December 31, 2015. The provision for income taxes decreased to approximately $4.0 million for the nine months ended December 31, 2016 from approximately $6.0 million for the nine months ended December 31, 2015. The Company’s effective tax rate decreased to 38.01% for the nine months ended December 31, 2016 from 38.42% for the nine months ended December 31, 2015.

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

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:

December 31, 2016 – liabilities:	$—	$(21)	$—	$(21)
March 31, 2016 – liabilities:	$—	$(205)	$—	$(205)

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

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of December 31, 2016 was estimated to be equal to the book value.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	(In thousands)
	Fair Value Measurement Using			Fair Value	Carrying Value
Description	Level 1	Level 2	Level 3
Cash:
December 31, 2016	$3,664	$—	$—	$3,664	$3,664
March 31, 2016	$1,849	$—	$—	$1,849	$1,849

Finance receivables:
December 31, 2016	$—	$—	$321,757	$321,757	$321,757
March 31, 2016	$—	$—	$311,837	$311,837	$311,837

Line of credit:
December 31, 2016	$—	$214,340	$—	$214,340	$214,340
March 31, 2016	$—	$211,000	$—	$211,000	$211,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 and March 31, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report on Form 10-Q contains various statements, other than those concerning historical information, that are based on management’s beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “believe”, and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc. (the “Company,” “we,” “us,” or “our”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy, the ability to access bank financing on favorable terms, the degree and nature of competition and its effects on the Company’s ability to maintain profit margins at acceptable levels or generate net income at all, demand for consumer financing in the markets served by the Company, the Company’s products and services, changes in the default rates experienced on automobile finance installment contracts (“Contracts”), adverse regulatory changes in the Company’s existing and future markets, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses and to expand into new markets, and the Company’s ability to, to recruit and retain qualified employees. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statement. You should also consult factors described from time to time in the Company’s filings made with the Securities and Exchange Commission, including its reports on Forms 10-K, 10-Q, 8-K and annual reports to shareholders.

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this quarterly report below.

Regulatory Developments

As previously reported, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products, such as Contracts and the direct consumer loans (“Direct Loans”) that we offer, including explicit supervisory authority to examine, audit, and investigate companies offering a consumer financial product such as ourselves. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products. Any such rules could have a material adverse effect on our business, results of operations and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance.

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

The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. The Company has detailed underwriting guidelines automated in its loan origination system that it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to cause all of the Contracts that the Company purchases to have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines. The Company also utilizes internal audit to assure adherence to its underwriting guidelines.

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

Introduction

Diluted earnings per share decreased 40% to $0.21 as compared to $0.35 for the three months ended December 31, 2015. Net earnings were $1.6 million and $2.7 million for the three months ended December 31, 2016 and 2015, respectively. Revenue decreased 3% to $22.0 million for the three months ended December 31, 2016 as compared to $22.8 million for the three months ended December 31, 2015.

For the nine months ended December 31, 2016, per share diluted net earnings decreased 33% to $0.83 as compared to $1.24 for the nine months ended December 31, 2015. Net earnings were $6.5 million and $9.7 million for the nine months ended December 31, 2016 and 2015, respectively. Revenue remained relatively flat at $67.6 million for the nine months ended December 31, 2016 as compared to $67.5 million for the nine months ended December 31, 2015.

Our net earnings for the three months ended December 31, 2016 were adversely affected primarily by an increase in the provision for credit losses due to higher charge-offs and past-due accounts along with a reduction in the gross portfolio yield. To a lesser extent, results were favorably impacted by a decrease in operating expenses which was partially offset by a change in the interest rate swaps.

Our net earnings for the nine months ended December 31, 2016 were adversely affected primarily by an increase in the provision for credit losses due to higher charge-offs and past-due accounts along with a reduction in the gross portfolio yield. Conversely, to a lesser extent, our results were favorably impacted by a decrease in operating expenses.

As previously disclosed and implemented in the beginning of October, the Company made certain changes to our loan operations and collection processes which we believe negatively impacted our charge-offs and past-due accounts. See “Future Outlook” section for more discussion. As a result of the increased past-due accounts, the Company amended its Line to adjust the availability calculation. See “Liquidity and Capital Resources” for further discussion.

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
Portfolio Summary	2016	2015	2016	2015
Average finance receivables, net of unearned interest (1)	$349,916	$340,307	$345,950	$333,006

Average indebtedness (2)	$210,745	$212,685	$209,875	$207,072

Interest and fee income on finance receivables	$22,044	$22,757	$67,606	$67,469
Interest expense	2,258	2,311	6,745	6,750

Net interest and fee income on finance receivables	$19,786	$20,446	$60,861	$60,719

Gross portfolio yield (3)	25.20%	26.75%	26.06%	27.01%

Interest expense as a percentage of average finance receivables, net of unearned interest	2.58%	2.72%	2.60%	2.70%

Provision for credit losses as a percentage of average finance receivables, net of unearned interest	10.05%	8.93%	9.24%	7.51%

Net portfolio yield (3)	12.57%	15.10%	14.22%	16.80%

Marketing, salaries, employee benefits, depreciation, administrative and professional fee expenses as a percentage of average finance receivables, net of unearned interest	9.70%	10.19%	10.26%	10.57%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (4)	2.87%	4.91%	3.96%	6.23%

Write-off to liquidation (5)	12.35%	10.31%	11.02%	8.99%
Net charge-off percentage (6)	8.86%	8.19%	8.57%	7.38%

Note: All three-month and nine-month key performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line.
(3)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents interest and fee income on finance receivables minus (a) interest expense and (b) the provision for credit losses as a percentage of average finance receivables, net of unearned interest.
(4)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, administrative, and professional fees) as a percentage of average finance receivables, net of unearned interest.
(5)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning gross receivable balance plus current period purchases minus voids and refinances minus ending gross receivable balance.
(6)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2016 compared to three months ended December 31, 2015

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, decreased 3.5% to $22.0 million for the three-month period ended December 31, 2016 from 22.8 million for the three-month period ended December 31, 2015. The decrease was primarily due to a decrease in the average dealer discount and a decrease in the average weighted APR, both of which are primarily the result of increased competition for Contracts across all markets.

Average finance receivables, net of unearned interest equaled approximately $349.9 million for the three-month period ended December 31, 2016, an increase of 2.8% from $340.3 million for the corresponding period ended December 31, 2015. The primary reason average finance receivables, net of unearned interest increased was the increase of the receivable base of several existing branches in our younger markets (see “Contract Procurement” and “Loan Origination” below). Increases in our average term and average loan amount along with the increase in past-due accounts also contributed to the increase in our finance receivables.

The gross portfolio yield decreased to 25.20% for the three-month period ended December 31, 2016 compared to 26.75% for the three-month period ended December 31, 2015. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and in the average weighted APR described above, intensified by the increase in average finance receivables, net of unearned interest. To a lesser extent, the gross portfolio yield also decreased due to the increase in past-due accounts. The net portfolio yield decreased to 12.57% for the three-month period ended December 31, 2016 from 15.10% for the corresponding period ended December 31, 2015. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses decreased to approximately $8.5 million for the three-month period ended December 31, 2016 from approximately $8.7 million for the three-month period ended December 31, 2015. The decrease was primarily related to a decrease in average headcount due to the centralization of our loan servicing operations during the three months ended December 31, 2016. The Company decreased average headcount to 305 for the three-month period ended December 31, 2016 from 340 for the three-month period ended December 31, 2015. However, as a result of the Company’s subsequent decision to move most of its servicing and collection activity back to the branch offices, as described under “Analysis of Credit Losses” below, average headcount is expected to rise again compared to the three-month period ended December 31, 2016. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.70% for the three-month period ended December 31, 2016 from 10.19% for the three-month period ended December 31, 2015.

Interest Expense

Interest expense remained relatively flat at approximately $2.3 million for each of the three-month periods ended December 31, 2016 and December 31, 2015. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2016	2015
Variable interest under the line of credit facility	0.77%	0.39%
Settlements under interest rate swap agreements	0.09%	0.17%
Credit spread under the line of credit facility	3.43%	3.79%

Average cost of borrowed funds	4.29%	4.35%

LIBOR rates have increased (.77% as of December 31, 2016 compared to .43% as of December 31, 2015) which caused a decrease in expense related to our interest rate swap agreements. The increase in LIBOR rates have also caused the credit spread to decrease and the variable interest to increase, but has no net effect on total cost because there is a 1.0% floor on the Line. For further discussions regarding interest rates see Note 5 – “Line of Credit”.

Nine months ended December 31, 2016 compared to nine months December 31, 2015

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income remained relatively flat at approximately $67.6 million for the nine-month period ended December 31, 2016 as compared to $67.5 million for the corresponding period ended December 31, 2015.

Average finance receivables, net of unearned interest equaled approximately $346.0 million for the nine-month period ended December 31, 2016, an increase of 3.9% from $333.0 million for the corresponding period ended December 31, 2015. While our purchasing volume has slowed, due to maintaining our stringent underwriting guidelines, our finance receivables continued growing in our younger markets, including our three newer states (see “Contract Procurement” and “Loan Origination” below). Increases in our average term and average loan amount along with the increase in past-due accounts also contributed to the increase in finance receivables.

The gross portfolio yield decreased to 26.06% for the nine-month period ended December 31, 2016 compared to 27.01% for the nine-month period ended December 31, 2015. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and in the average weighted APR, intensified by the increase in average finance receivables, net of unearned interest. To a lesser extent, the gross portfolio yield also decreased due to the increase in past-due accounts. The net portfolio yield decreased to 14.22% for the nine-month period ended December 31, 2016 from 16.80% for the corresponding period ended December 31, 2015. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Marketing, Salaries, Employee Benefits, Depreciation, Administrative, and Professional Fee Expenses

Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses increased to approximately $26.6 million for the nine-month period ended December 31, 2016 from approximately $26.4 million for the corresponding period ended December 31, 2015. The increase was primarily related to an increase in costs associated with maintaining the finance receivable portfolio which was partially offset by a reduction in the average headcount. However, as a result of the Company’s subsequent decision to move most of its servicing and collection activity back to the branch offices, as described under “Analysis of Credit Losses” below, average headcount is expected to rise again compared to the three-month period ended December 31, 2016. Marketing, salaries, employee benefits, depreciation, administrative, and professional fee expenses as a percentage of average finance receivables, net of unearned interest, decreased to 10.26% for the nine-month period ended December 31, 2016 from 10.57% for the nine-month period ended December 31, 2015.

Interest Expense

Interest expense remained relatively flat at $6.7 million for the nine-month period ended December 31, 2016 from $6.8 million for the nine-month period ended December 31, 2015. The following table summarizes the Company’s average cost of borrowed funds:

	Nine months ended December 31,
	2016	2015
Variable interest under the line of credit facility	0.65%	0.36%
Settlements under interest rate swap agreements	0.10%	0.18%
Credit spread under the line of credit facility	3.53%	3.81%

Average cost of borrowed funds	4.28%	4.35%

LIBOR rates have increased (.77% as of December 31, 2016 compared to .43% as of December 31, 2015) which caused a decrease in expense related to our interest rate swap agreements. The increase in LIBOR rates have also caused the credit spread to decrease and the variable interest to increase, but has no net effect on total cost because there is a 1.0% floor on the Line. For further discussions regarding interest rates see Note 5 – “Line of Credit”.

Contract Procurement

The Company purchases Contracts in the eighteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three and nine month periods ended December 31, 2016 and 2015, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

As of December 31, 2016		Three months ended December 31,		Nine months ended December 31,
		2016	2015	2016	2015
State	Number of branches	Net Purchases (In thousands)		Net Purchases (In thousands)
FL	19	$12,950	$12,002	$36,527	$42,533
GA	6	4,195	3,780	11,515	13,745
NC	6	3,740	3,636	9,843	10,785
SC	2	1,213	1,256	3,062	4,769
OH	7	5,100	5,255	14,645	19,076
MI	2	1,725	2,149	5,121	5,634
VA	2	1,126	989	3,041	3,500
IN	3	2,318	2,107	6,865	6,368
KY	3	2,271	1,896	6,316	6,601
MD	1	898	483	2,056	2,047
AL	2	1,138	932	3,699	4,465
TN	2	1,426	1,439	3,858	4,824
IL	3	2,004	1,651	5,570	6,192
MO	3	2,383	1,672	5,997	6,129
KS	1	926	763	2,274	2,183
TX	2	1,578	1,488	5,239	3,211
PA	1	748	—	1,878	—
WI	— [a]	202	107	806	107

Total	65	$45,941	$41,605	$128,312	$142,169

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through an Illinois branch.

	Three months ended December 31, (Purchases in thousands)		Nine months ended December 31, (Purchases in thousands)
Contracts	2016	2015	2016	2015
Purchases	$45,941	$41,605	$128,312	$142,169
Weighted APR	21.99%	22.55%	22.20%	22.66%
Average discount	6.87%	7.59%	7.00%	7.56%
Weighted average term (months)	57	56	57	56
Average loan	$11,945	$11,346	$11,727	$11,363
Number of Contracts	3,846	3,667	10,942	12,512

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended December 31, (Originations in thousands)		Nine months ended December 31, (Originations in thousands)
Direct Loans Originated	2016	2015	2016	2015
Originations	$2,578	$2,786	$7,109	$7,963
Weighted APR	25.87%	25.89%	26.03%	25.84%
Weighted average term (months)	29	30	29	29
Average loan	$3,661	$3,526	$3,563	$3,568
Number of loans	704	790	1,995	2,232

Analysis of Credit Losses

As of December 31, 2016, the Company had approximately 1,500 active static pools. The average pool upon inception consisted of 62 Contracts with aggregate finance receivables, net of unearned interest, of approximately $708,000.

The provision for credit losses increased to approximately $8.8 million for the three months ended December 31, 2016 from approximately $7.6 million for the three months ended December 31, 2015. This increase is primarily a result of an increase in the net charge-off rate to 8.86% for the three months ended December 31, 2016 from 8.19% for the three months ended December 31, 2015.

The provision for credit losses increased to approximately $24.0 million for the nine months ended December 31, 2016 from approximately $18.8 million for the nine months ended December 31, 2015. This increase is primarily a result of an increase in the net charge-off rate to 8.57% for the nine months ended December 31, 2016 from 7.38% for the nine months ended December 31, 2015. The net charge-off rate increased for both the three and the nine month periods primarily as a result of the increase in competition (causing a higher percentage of acquired loans to be categorized in the lower tiers of the Company’s guidelines) as well as the collection challenges described below.

The Company’s losses as a percentage of liquidation (see note 5 in the Portfolio Summary table in the “Introduction” above for the definition of write-off to liquidation) increased to 12.35% for the three months ended December 31, 2016 as compared to 10.31% for the three months ended December 31, 2015. The Company’s losses as a percentage of liquidation increased to 11.02% for the nine months ended December 31, 2016 as compared to 8.99% for the nine months ended December 31, 2015. This increase was primarily the result of increased competition in all markets in which the Company presently operates as well as lower resale value at auto auctions. Increased competition continues to drive a higher percentage of loans acquired that are categorized in the lower tiers of the Company’s guidelines as well as longer terms and higher advance rates paid to the dealer. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the three months ended December 31, 2016 and 2015, auction proceeds from the sale of repossessed vehicles averaged approximately 37% and 40%, respectively, of the related principal balance. During the nine months ended December 31, 2016 and 2015, auction proceeds from the sale of repossessed vehicles averaged approximately 38% and 43%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 6.88% and 9.08% for the three months ended December 31, 2016 and 2015, respectively. Recoveries as a percentage of charge-offs were approximately 7.49% and 10.86% for the nine months ended December 31, 2016 and 2015, respectively. The Company attributes a large portion of this decrease simply to the increase in charge-offs; however, there was also a decrease in the dollars received through our recovery department. Historically, recoveries fluctuate from period to period due to various factors. The increase in competition hinders our ability to collect deficiency balances. Many customers may not be concerned currently about blemished credit histories due to many competitors with less restrictive underwriting guidelines. Approximately every quarter, the Company will aggregate charge-off accounts it deems uncollectible, and sell them to a third-party.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2016 increased to 14.45% from 7.33% as of December 31, 2015. The delinquency percentage for Direct Loans more than thirty days past due as of December 31, 2016 increased to 4.88% from 2.60% as of December 31, 2015. The increase in delinquency percentage for both Contracts and Direct Loans was driven by the Company’s continued portfolio weakness, exacerbated by greater than anticipated difficulties in implementing the centralized collection model, after the Company moved all loan-servicing operations from branch locations to a centralized location within its corporate headquarters in Clearwater.

During the month of November 2016, the Company began soliciting collection assistance from selective branches within its branch network. The Company experienced modest improvement in collections and lower delinquencies and as such broadened its assistance requests to additional branches during the quarter ended December 31, 2016. In early January 2017, the Company elected to move most of its servicing and collection activity back to the branch offices. As of the date of this report, the Company has moved servicing and collection activity for 35 branches, or 54% of its branch network, back to the respective branches. Similarly, the Company anticipates transferring most of the collection activity for its next 10 largest branches to the respective branch locations. Collections for the remaining 20 branch locations are still in the process of being evaluated. Upon the completion of such evaluation, collection activities for these remaining branches may continue centrally or transition back to the individual branches. The Company is also evaluating other means to improve collections.

In addition to the challenges experienced with respect to the changes to its collection model, the Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See Note 4 - “Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

The Company considers the following factors to assist in determining the appropriate loss reserve levels: unemployment rates; competition; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. The longer-term outlook for portfolio performance will depend on overall economic conditions, the unemployment rate, the rational or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting and collections philosophy in additional geographic areas as it strives to continue its expansion.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended December 31, 2016 and December 31, 2015 the Company granted deferrals to approximately 11.84% and 6.26%, respectively, of total Contracts and Direct Loans. The increase in the number of deferrals for the three months ended December 31, 2016 is a result of portfolio weakness which was exacerbated by the centralization of collections described above. For the nine months ended December 31, 2016 and December 31, 2015 the Company granted deferrals to approximately 22.85% and 17.78%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, including but not limited to, the unemployment rate, inflation, credit quality of loans purchased, and general economic conditions.

Income Taxes

The provision for income taxes decreased to approximately $1.0 million for the three months ended December 31, 2016 from approximately $1.7 million for the three months ended December 31, 2015. The Company’s effective tax rate decreased to 37.93% for the three months ended December 31, 2016 from 38.38% for the three months ended December 31, 2015. The provision for income taxes decreased to approximately $4.0 million for the nine months ended December 31, 2016 from approximately $6.0 million for the nine months ended December 31, 2015. The Company’s effective tax rate decreased to 38.01% for the nine months ended December 31, 2016 from 38.42% for the nine months ended December 31, 2015.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31, (In thousands)
	2016	2015
Cash provided by (used in):
Operating activities	$23,860	$17,392
Investing activities (primarily purchase of Contracts)	(25,574)	(31,305)
Financing activities	3,529	13,531

Net increase (decrease) in cash	$1,815	$(382)

The Company’s primary use of working capital during the nine months ended December 31, 2016, was the funding of the purchase of Contracts which are financed substantially through cash from principal payments received and cash from operations. The Line is secured by all of the assets of the Company and has a maturity date of January 31, 2018. The Company may borrow up to $225.0 million under the Line. Prior to December 30, 2016, borrowings under the Line were under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. Effective December 30, 2016 the Company entered into an amendment to adjust its availability calculation which temporarily increased pricing of the Line to 350 basis point above 30 day LIBOR with the 1% floor on LIBOR through June 30, 2017. As of December 31, 2016, the amount outstanding under the Line was $214.3 million, and the amount available under the Line was approximately $10.7 million.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. Amounts outstanding under the Line have increased by $3.3 million during the nine months ended December 31, 2016 compared to the prior year period. This increase is principally related to the fact that cash needed to fund the purchase of new Contracts exceeded cash received from operations. The amount of debt the Company incurs from time to time under the Line depends on the Company’s need for cash and ability to borrow under the terms of the Line. The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its short-term funding needs. The borrowings available under the Line are calculated every month based on individual loan criteria as defined in the credit agreement; therefore, no assurances can be given that the Company will maintain sufficient availability in the long term. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants as of December 31, 2016.

Contractual Obligations

The following table summarizes the Company’s material obligations as of December 31, 2016.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$4,845	$2,071	$2,570	$204	$—
Line of credit1	214,340	—	214,340	—	—
Interest on Line1	10,474	9,710	764	—	—

Total	$229,659	$11,781	$217,674	$204	$—

1.	The Company’s Line matures on January 30, 2018. Effective December 30, 2016, the Company entered into a temporary agreement that increases the effective interest rate by 50 bps through June 30, 2017. Interest on outstanding borrowings under the Line as of December 31, 2016, is based on an effective interest rate of 4.53% which includes the estimated effect of the interest rate swap agreements settlements and the temporary agreement through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Future Outlook

The Company currently (as of February 9, 2017) operates a total of 65 branch locations in eighteen states (see “Contract Procurement”). The Company continues to evaluate potential new markets while maintaining its existing markets. The Company may choose to close or consolidate certain existing branches if they are unable to acquire profitable Contracts that meet Company expectations. As a result of continued intense competition, the Company has been evaluating the long-term sustainability of its current branch-based model. As previously disclosed, in the beginning of October, the Company moved all loan-servicing operations from branch locations to a centralized location within its corporate headquarters in Clearwater. The Company’s continued portfolio weakness was exacerbated by greater than anticipated difficulties in implementing the centralized collection model, as described in greater detail under “Analysis of Credit Losses” above. While the Company has transferred, and anticipates transferring additional, collection activity back to the respective branch locations, the collections for 20 branch locations are still in the process of being evaluated. Upon the completion of such evaluation, collection activities for these remaining branches may continue centrally or transition back to the individual branches. The Company is also evaluating other means to improve collections.

We continue to evaluate the various markets in which we operate; however, we do not expect any significant changes to the number of branches or other operations during our fourth quarter ending March 31, 2017. The Company continues to evaluate various strategies in an effort to improve its portfolio performance and reduce its operating expenses, although no assurances can be given that it will be successful in identifying and implementing such strategies.

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

As of December 31, 2016, $164.3 million, or approximately 76.7% of our total debt, was subject to floating interest rates; however, due to a 1% floor on such interest rates, these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points ([which would result in the variable rates being] 1.77% as of December 31, 2016) applicable to this floating rate debt would result in an annual after-tax increase of interest expense of approximately $709,000.

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

Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: February 09, 2017	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Chairman of the Board, President,
Chief Executive Officer and Director

Date: February 09, 2017	/s/ Katie L. MacGillivary
Katie L. MacGillivary
Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1[1]	Amendment No. 5, effective December 30, 2017, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto

10.8	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[2]	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[2]	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 11, 2017 (File No. 000-26680).
[2]	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.