Form 10-K
period 2017-03-31
NICHOLAS FINANCIAL INC
filed 2017-06-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At September 30, 2016, the aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant was approximately $77.0 million.

As of June 6, 2017, approximately 12.5 million shares, no par value, of the Registrant were outstanding (of which approximately 4.7 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and approximately 7.8 million shares were entitled to vote).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2017 Annual General Meeting of Shareholders are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (“Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “will,” “may,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively the “Company”), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed herein under “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, the availability of capital at acceptable rates and terms, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on retail installment sales contracts (“Contracts”), regulatory changes in the Company’s existing and future markets, the Company’s intentions regarding strategic alternatives, and the Company’s ability to expand its business, including its ability to identify and complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this Report are based on information available to the Company as of the date of filing of this Report, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s other filings made with the US Securities and Exchange Commission (“SEC”), including its reports on Forms 10-Q, 8-K and 10-K and annual reports to shareholders.

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are currently conducted exclusively through its wholly-owned indirect subsidiary, Nicholas Financial, Inc., a Florida corporation (“Nicholas Financial”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products. Nicholas Financial’s financing activities accounted for 100% of the Company’s consolidated revenue for the fiscal years ended March 31, 2017 and 2016, and more than 99% of the Company’s consolidated revenues for the fiscal year ended March 31, 2015.

A second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), historically was engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. NDS’s activities accounted for less than 1% of the Company’s consolidated revenues for the fiscal year ended March 31, 2015. NDS ceased its operations during the fiscal year ended March 31, 2015; however, it continues as the interim holding company for Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the “Company”. All financial information herein is designated in United States dollars. References to “fiscal 2017” are to our fiscal year ended March 31, 2017, references to “fiscal 2016” are to our fiscal year ended March 31, 2016, and references to “fiscal 2015” are to our fiscal year ended March 31, 2015.

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

Operating Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through the measured acquisition of Contracts in existing markets and broadening the geographic area in which its current branches operate. The Company seeks to strengthen its automobile financing program in the eighteen states — Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin — in which it currently operates by implementing a centralized funding process and supplementing consumer data obtained from traditional credit bureaus with information obtained from alternative bureaus that is not available from traditional reporting agencies to better inform its automobile financing underwriting. During fiscal 2016, the Company started buying Contracts in Wisconsin and Pennsylvania. Dealers in Wisconsin are serviced in our Gurnee, Illinois branch. During fiscal 2017, the Company consolidated three branch locations (Sarasota, FL; Toledo, OH; and, Troy, MI) into branches previously established within their market. The Company will continue to evaluate any branch locations that do not meet its minimum profitability targets and may elect to close one or more of these branches in the future. The Company is also evaluating its operational strategy and structure. The Company’s decisions on how it plans to continue operating its business strategy will be influenced by the sustainability of some of its competitors’ underwriting and risk-based pricing. Although the Company has not made any bulk purchases of Contracts in over two decades, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

The Company is currently licensed to provide Direct Loans in Florida and North Carolina. The Company does not have any current plans to expand its strategy of soliciting current customers and expects total Direct Loans to remain less than 5% of its total portfolio for the foreseeable future.

Automobile Finance Business – Contracts

The Company is engaged in the business of providing financing programs, primarily to purchasers of used cars and light trucks who meet the Company’s credit standards but who do not meet the credit standards of traditional lenders, such as banks and credit unions because of the customer’s credit history or job instability or the age of the vehicle being financed. Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase Contracts for purchases made by borrowers who do not have a good credit history and for older model and high-mileage automobiles. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: current income; credit history; history in making installment payments for automobiles; current and prior job status; and place and length of residence. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract.

As of the date of this annual report on Form 10-K, the Company’s automobile finance programs are conducted in eighteen states through a total of 65 branch offices, consisting of nineteen in Florida, seven in Ohio, six in each of North Carolina and Georgia, three in each of Illinois, Indiana, Kentucky, and Missouri, two in each of Alabama, South Carolina, Tennessee, Texas, Michigan and Virginia, and one in each of Kansas, Pennsylvania and Maryland. The Company acquires Contracts in Wisconsin using the underwriting staff of the Gurnee, Illinois branch location. At this time, the Company does not have any plans to open a branch in the Wisconsin area. As of March 31, 2017, the Company had non-exclusive agreements with approximately 4,200 dealers, of which approximately 2,300 were active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company, the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

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

At approximately the time of origination, the Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. We refer to the difference between the negotiated price and the original principal amount being financed as the dealer discount. The amount of the dealer discount depends upon factors such as the age and value of the automobile, creditworthiness of the customer and competition in any given market. Generally, the Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. In certain markets, competition more significantly impacts the Company’s dealer discount than in other markets. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract. As of March 31, 2017, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer, however each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

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

Contract Procurement

The Company currently purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2017 was a 2009 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

	Maximum allowable interest rate (1)		Fiscal year ended March 31, (In thousands)
State			2017	2016	2015
Alabama	(2)		$5,106	$5,764	$6,289
Florida	18-30	%(3)	47,923	55,270	54,653
Georgia	18-30	%(3)	16,080	18,227	18,710
Illinois	(2)		7,057	7,563	6,457
Indiana	25%		9,330	8,595	7,654
Kansas	(2)		2,946	3,052	2,165
Kentucky	18-25	%(3)	8,422	8,837	9,768
Maryland	24%		2,714	2,626	4,081
Michigan	25%		6,622	7,671	7,355
Missouri	(2)		8,244	8,227	7,554
North Carolina	18-29	%(3)	12,910	14,291	15,078
Ohio	25%		19,366	24,520	24,245
Pennsylvania	18-21	%(3)	2,749	392	—
South Carolina	(2)		4,572	6,145	3,966
Tennessee	(2)		5,249	6,134	5,206
Texas	18-28	%(3)	6,557	4,965	821
Virginia	(2)		3,973	4,614	4,367
Wisconsin	(2)		1,121	382	—

Total			$170,941	$187,275	$178,369

(1)	The maximum allowable interest rates by state are subject to change and are governed by the individual states the Company conducts business in.
(2)	None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 30% per annum.
(3)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31, (Purchases in thousands)
Contracts	2017	2016	2015
Purchases	$170,941	$187,275	$178,369
Weighted APR	22.22%	22.66%	22.90%
Average dealer discount	7.08%	7.51%	8.08%
Weighted average term (months)	57	56	55
Average loan	$11,693	$11,348	$10,967
Number of Contracts purchased	14,619	16,503	16,264

Direct Loans

The Company currently originates Direct Loans in Florida and North Carolina. Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to 11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $4,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a Direct Loan license in Alabama, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia or Wisconsin, and none is presently required in Georgia provided that the original principal balance of the loan is greater than $3,000. The Company does not expect to pursue a Direct Loan license in any other state during the fiscal year ending March 31, 2018. The size of the loan and maximum interest rate that can be charged vary from state to state. The Company considers the individual’s income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan as the primary factors in determining whether an applicant will receive an approval for such loan. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s Direct Loan program was implemented in April 1995 and accounted for approximately 3% of the Company’s annual consolidated revenues during the year ended March 31, 2017.

In connection with its Direct Loan program, the Company also makes available credit disability, credit life insurance, and involuntary unemployment insurance coverage to customers through unaffiliated third-party insurance carriers. Customers in approximately 83% of the approximate 3,000 Direct Loan transactions outstanding as of March 31, 2017 elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance to the customer, which includes a commission for the Company, is included in the amount financed by the customer.

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31, (Originations in thousands)
Direct Loans	2017	2016	2015
Originations	$8,676	$9,578	$9,525
Weighted APR	25.99%	25.82%	26.47%
Weighted average term (months)	30	30	29
Average loan	$3,626	$3,589	$3,536
Number of contracts originated	2,393	2,669	2,694

Underwriting Guidelines

The Company’s typical customer has a credit history that fails to meet the lending standards of most traditional banks and credit unions. Among the credit problems experienced by the Company’s customers that resulted in a poor credit history are: unpaid revolving credit card obligations; unpaid medical bills; unpaid student loans; prior bankruptcy; and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer’s background, employment, and credit history. The Company also obtains credit reports from Equifax and/or TransUnion, which are independent credit reporting services. The Company verifies the consumer’s employment history, income and residence. As of March 1, 2017, the Company engaged a third-party provider of alternative data (not available from the traditional reporting services) to assist in the evaluation process of an applicant’s credit history. In most cases, consumers are interviewed via telephone by a Company application processor. The Company also considers the customer’s prior payment history with the Company, if any, as well as the collateral value of the vehicle being financed.

The Company has established internal buying guidelines to be used by its Branch Managers and internal underwriters when purchasing Contracts. Any Contract that does not meet these guidelines must be approved by the District Managers or senior management of the Company. The Company currently has District Managers charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the District Managers are responsible for monitoring their assigned branches’ compliance with the Company’s underwriting standards as well as approving underwriting exceptions.

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

After reviewing the information included in the Contract or Direct Loan application and taking the other factors into account, the Company’s loan origination system categorizes the customer using internally developed credit classifications of “1,” indicating higher creditworthiness, through “4,” indicating lower creditworthiness. Contracts are financed for individuals who fall within all four acceptable rating categories utilized, “1” through “4”. Usually a customer who falls within the two highest categories (i.e., “1” or “2”) is purchasing a two to four-year old, low mileage used automobile, while a customer in any of the two lowest categories (i.e., “3,” or “4”) usually is purchasing an older, high mileage automobile from an independent used automobile dealer.

The Company utilizes internal audit (the “IA”) to perform on-site audits of its branches’ compliance with Company underwriting guidelines. IA audits Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the Branch Manager, previous branch audit score and current and historical branch profitability. IA reports directly to the SVP of Branch Operations.

Monitoring and Enforcement of Contracts

The Company requires each customer under a Contract to obtain and maintain collision insurance covering damage to the vehicle. Failure to maintain such insurance constitutes a default under the Contract, and the Company may, at its discretion, repossess the vehicle. To reduce potential loss due to insurance lapse, the Company has the contractual right to obtain collateral protection insurance through a third-party, which covers loss due to physical damage to a vehicle not covered by any insurance policy of the customer.

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

Any Contract acquired by the Company less than 180 days prior to the determinations date is included on the delinquency report on the first day that the Contract is contractually past due. Contracts acquired by the Company 180 days or more days prior to the determination date are not included on the delinquency report until they are more than 10 days past due. Determinations with respect to repossession are based on many factors which include but are not limited to, delinquency status, payment history, number of months since Contract acquisition, current value of the collateral, customer’s employment status, communication with the customer, customer’s intent to pay, etc. At 180 days delinquent, if the vehicle has not yet been repossessed, the account is charged-off and transferred to the Loss Prevention and Recovery Department. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report, instead, the vehicle appears on the Company’s repossession report and is generally sold at auction.

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

The Company is subject to seasonal variations within the subprime marketplace. While the APR, Discount, and term remain consistent across quarters, write offs and delinquencies tend to be lower while purchases tend to be higher in the fourth and first quarter of the fiscal year. The second and third quarter of the fiscal year tend to have higher write offs and delinquencies, and a lower level of purchases.

Marketing and Advertising

The Company’s Contract marketing efforts currently are directed exclusively toward automobile dealers. The Company attempts to meet dealers’ needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 60-mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company presently has no plans to implement any other forms of advertising, such as radio or newspaper advertisements, for the purchase of Contracts.

The Company solicits customers under its Direct Loan program primarily through direct mailings, followed by telephone calls to individuals who have a good credit history with the Company in connection with Contracts purchased by the Company.

Computerized Information System

The Company uses a third-party loan origination system and an internally developed loan servicing system to assist in responding to customer inquiries and to monitor the performance of its Contract and Direct Loan portfolio and the performance of individual customers under Contracts. All Company personnel are provided with real-time access to information. The Company has created specialized programs to automate the tracking of Contracts and Direct Loans from inception. The Company’s computer network encompasses both its corporate headquarters and its branch office locations. See “Monitoring and Enforcement of Contracts” above for a summary of the different reports prepared by the Company.

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, including the existing low interest rate environment, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Many of these companies have significantly greater resources than the Company. Increased competition for the purchase of Contracts has caused a reduction in the interest rates payable by many individual purchasers of automobiles, and the Company believes that continued increased competition could materially reduce such interest rates in the foreseeable future. In addition, increased competition for the purchase of Contracts has enabled automobile dealers to shop for the best price, resulting in an erosion in the dealer discounts from the initial principal amounts at which the Company is willing to purchase Contracts and higher advance rates. The Company’s average dealer discount on loans purchased for the fiscal years ended March 31, 2017, 2016, and 2015 was 7.08%, 7.51% and 8.08%, respectively. Further, increased competition has resulted in the purchase of lower credit quality Contracts.

The Company’s target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history or the vehicle’s mileage or age. Historically, the Company was able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies. However, it has become increasingly difficult for the Company to match or exceed pricing of its competitors, which has resulted in declining Contract acquisition rates during the 2016 and 2017 fiscal years. Because of the daily contact that many of its employees have with automobile dealers located throughout the market areas served by it, the Company is generally aware of the terms upon which its competitors are offering to purchase Contracts.

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends in part upon the Company maintaining close business relationships with dealers of new and used vehicles. No single dealer out of the approximately 2,300 dealers with which the Company currently has active Contractual relationships represents a significant amount of the Company’s business volume for any of the fiscal years ended March 31, 2017, 2016 or 2015.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under many federal, state and local statutes, regulations and ordinances. Additionally, the procedures that the Company must follow regarding the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. The following constitute certain of the existing federal, state and local statutes, regulations and ordinances with which the Company must comply:

•	State consumer regulatory agency requirements. Pursuant to state regulations, on-site audits can be conducted for each of the Company’s branches located within Alabama, Florida, Illinois, Indiana, Kansas, Michigan, Missouri and Texas to monitor compliance with applicable regulations. These regulations include, but are not limited to: licensure requirements; requirements for maintenance of proper records; payment of required fees; maximum interest rates that may be charged on loans to finance used vehicles; and, proper disclosure to customers regarding financing terms. Pursuant to Florida and North Carolina law, the Company’s Direct Loan activities in each state are subject to similar periodic on-site audits by the Florida Financial Services Commission and the North Carolina Office of the Commissioner of Banks, respectively.

•	State licensing requirements. The Company files a notification or obtains a license to acquire Contracts within the following states: Alabama; Florida; Illinois; Indiana; Kansas; Maryland; Michigan; Missouri; Pennsylvania; South Carolina; Texas; and, Wisconsin. In regards to its’ Direct Loan activities in Florida and North Carolina, the Company maintains separate Consumer Finance Licenses with the Florida Department of Banking and Finance and the North Carolina Office of the Commissioner of Banks. Furthermore, some states require dealers to maintain a Retail Installment Seller’s License, and where applicable, the Company only conducts business with dealers who hold such a license.

•	Fair Debt Collection Practices Act. The Fair Debt Collection Practices Act (“FDCPA”) and applicable state law counterparts prohibit the Company from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

•	Truth in Lending Act. The Truth in Lending Act (“TILA”) requires the Company and the dealers it does business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each Contract or Direct Loan.

•	Equal Credit Opportunity Act. The Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the ECOA, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

•	Electronic Signatures in Global and National Commerce Act. The Electronic Signatures in Global and National Commerce Act (“ESIGN”) requires the Company to provide consumers with clear and conspicuous disclosures before the consumer gives consent to authorize the use of electronic signatures, electronic contracts and electronic records.

•	Fair Credit Reporting Act. The Fair Credit Reporting Act (“FCRA”) requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency, as well as, ensure the accuracy and integrity of consumer information reported to credit reporting agencies.

•	Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters.

•	Servicemembers Civil Relief Act. The Servicemembers Civil Relief Act (“SCRA”) requires the Company to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty and places limitations on collection and repossession activity.

•	Military Lending Act. The Military Lending Act (“MLA”) requires the Company to limit the military annual percentage rate (“MAPR”) that the Company may charge to a maximum of 36 percent, requires certain disclosures to military consumers, and provides other substantive consumer protections on credit extended to Servicemembers and their families.

•	Electronic Funds Transfer Act. The Electronic Funds Transfer Act (“EFTA”) prohibits the Company from requiring its customers to repay a loan or other credit by electronic funds transfer (“EFT”), except in limited situations which do not apply to the Company. The Company is also required to provide certain documentation to its customers when an EFT is initiated and to provide certain notifications to its customers with regard to preauthorized payments.

•	Telephone Consumer Protection Act. The Telephone Consumer Protection Act (“TCPA”) governs the Company’s practice of contacting customers by certain means i.e. auto dealers, pre-recorded or artificial voice calls on customers’ land lines, fax machines and cell phones, including text messages.

•	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect the Company’s ability to recover collateral or enforce a deficiency judgment.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act 0f 2010 (“Dodd-Frank Act”). Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which, effective as of July 21, 2011, has the authority to issue and enforce regulations under the federal “enumerated consumer laws,” including (subject to certain statutory limitations) FDCPA, TILA, ECOA, FCRA, GLBA and EFTA. The CFPB has rulemaking and enforcement authority over certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. Under the Dodd-Frank Act, the CFPB also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. The CFPB issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business. Since we are deemed a larger participant, we are subject to supervision and examination by the CFPB.

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

In particular, the Dodd-Frank Act and regulations promulgated thereunder, including the rules regarding supervision and examination issued by the CFPB, are likely to affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas and could have a material adverse effect on us. Our management continues to assess the Dodd-Frank Act’s probable impact on our business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations thereunder. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.

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

Employees

The Company’s management and various support functions are centralized at the Company’s Corporate Headquarters in Clearwater, Florida. As of March 31, 2017, the Company employed a total of 306 persons, of which 58 persons were employed at the Company’s Corporate Headquarters. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Item 1A. Risk Factors

The following factors, as well as other factors not set forth below, may adversely affect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

We may experience high delinquency and loss rates in our portfolios, which could reduce our profitability. In addition, our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on our financial position, liquidity and results of operations.

Our profitability depends, to a material extent, on the performance of Contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because substantially all of our Contracts and Direct Loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due to their credit history. Contracts and Direct Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.

Our underwriting standards and collection procedures may not offer adequate protection against the risk of default, especially in periods of economic uncertainty and wage stagnation such as have existed over much of the past few years. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding Contract or Direct Loan balance and costs of recovery.

Our ability to accurately forecast performance, and determine an appropriate provision and allowance for credit losses, is critical to our business and financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the portfolio, the composition of the portfolio, specific impaired Contracts and Direct Loans and current economic conditions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy” in Item 7 of this Form 10-K, which is incorporated herein by reference.

There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, such as is the case currently, accurately forecasting the performance of Contract and Direct Loans is more difficult. Our allowance for losses is an estimate, and if actual Contract and Direct Loan losses are materially greater than our allowance for losses, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected.

Other than limited representations and warranties made by dealers in favor of the Company, Contracts are purchased from the dealers without recourse, and we are therefore only able to look to the borrowers for repayment.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements, and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, we believe the adoption of this ASU will have likely have a material adverse effect on our consolidated financial statements.

We operate in an increasingly competitive market.

The non-prime consumer-finance industry is highly competitive, and the competitiveness of the market continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations and become more aggressive in offering competitive terms. There are numerous financial service companies that provide consumer credit in the markets served by us, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than us. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor-plan financing and leasing, which are not provided by us. Providers of non-prime consumer financing have traditionally competed primarily on the basis of:

•	interest rates charged;

•	the quality of credit accepted;

•	dealer discount;

•	amount paid to dealers relative to the wholesale book value;

•	the flexibility of Contract and Direct Loan terms offered; and

•	the quality of service provided.

Our ability to compete effectively with other companies offering similar financing arrangements depends in part on our ability to maintain close relationships with dealers of new and used vehicles. We may not be able to compete successfully in this market or against these competitors. In recent years, it has become increasingly difficult for the Company to match or exceed pricing of its competitors, which has resulted in declining Contract acquisition rates during the 2016 and 2017 fiscal years.

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. As new and existing providers of consumer financing have undertaken to penetrate our targeted market segment, we have experienced increasing pressure to reduce our interest rates, fees and dealer discounts in order to maintain our market share. The Company’s average dealer discount for the fiscal years ended March 31, 2017, 2016, and 2015 was 7.08%, 7.51%, and 8.08%, respectively. The Company’s weighted average APR for the fiscal years ended March 31, 2017, 2016, and 2015 was 22.44%, 22.73%, and 22.93%, respectively. Further reductions in our interest rates, fees or dealer discount rates will continue to impact our profitability and financial condition.

In addition, the number of Contracts and Direct Loans under which customers decided to discontinue contractually required payments to us after they were approved by other lenders for new vehicle financing has recently increased. We are particularly vulnerable to the effects of these practices because of our focus on providing financing with respect to used vehicles.

Our business depends on our continued access to bank financing on acceptable terms.

We continue to depend on the availability of our line of credit, together with cash from operations, to finance our operations. Our business is particularly dependent on our ability to access bank financing at competitive rates. We currently use a $225.0 million line of credit facility with a consortium of lenders to finance a large portion of our purchases of Contracts and fund our Direct Loans. This line of credit, which is secured by substantially all our assets, has a maturity date of January 30, 2018. Our average indebtedness under the line of credit increased to $211.0 million in fiscal 2017 from $208.2 million in fiscal 2016 and $133.4 million in fiscal 2015.

The availability of funds under our credit facility generally depends on availability calculations as defined in the corresponding credit agreement. In addition, our credit facility requires us to comply with certain financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. See “The terms of our indebtedness impose significant restrictions on us.”

The quality of the Company’s loan portfolio has been deteriorating, which has resulted in an increase in non-performing loans, increased delinquencies and other factors, which in turn has resulted in increased net charge-offs and an increase in the provision for credit losses. These conditions have resulted in a reduction in net earnings and have affected our borrowing capacity under the line of credit facility.

The Company’s operating results over recent quarters provided indicators that the Company may not be able to continue to comply with certain of the required financial ratios, covenants and financial tests prior to the maturity date of the line of credit facility in the absence of an amendment to the corresponding credit agreement. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our line of credit facility. If an event of default occurs under the credit facility, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility.

While management believes that it will be able to obtain a renewal or extension of the credit facility, there are no assurances that the lenders will approve the renewal or extension, or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. In the event that the Company obtains information that the existing lenders do not intend to extend the relationship, the Company will seek alternative financing. The Company believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, it can provide no assurances that it will be successful in replacing the line of credit facility on reasonable terms or at all. If the Company is unable to renew or replace the facility or find alternative financing, it may be forced to liquidate.

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

In addition, our line of credit facility requires us to comply with certain financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. The need to comply with such covenants and other provisions could impact our ability to pay dividends to our shareholders. Moreover, our ability to continue to meet those financial ratios and tests could be affected by events beyond our control. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under our line of credit facility. If an event of default occurs under this credit facility, our lenders may take one or more of the following actions:

•	increase our borrowing costs;

•	restrict our ability to obtain additional borrowings under the facility;

•	accelerate all amounts outstanding under the facility; or

•	enforce their interest against collateral pledged under the facility.

If our lender accelerates our debt payments, our assets may not be sufficient to fully repay the debt.

Potential events of default under our current line of credit facility, include, but are not limited to:

•	Any one person owning more than twenty percent (20%) of our voting stock without the prior written approval of the majority lenders of the credit facility;

•	Failure to maintain the appropriate Interest Coverage Ratio of at least 1.50:1 calculated as of the last day of each four-quarter period then ended (defined as (a) the sum of (i) adjusted net earnings from operations for the applicable period (reduced by any increase in charge off shortfall and loss reserve shortfall), (ii) interest expense and (iii) any provision for income taxes for such period, divided by (b) aggregate interest expense for such period, as further set forth in the Second Amended and Restated Loan and Security Agreement, as subsequently amended),

•	Failure to maintain appropriate ratios as it pertains to the Collateral Adjustment Percent (as defined in the Second Amended and Restated Loan and Security Agreement, as subsequently amended).

We require a significant amount of cash to service our indebtedness and meet our other liquidity needs.

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

In addition, because we expect to continue to require substantial amounts of cash for the foreseeable future, we may seek additional debt or equity financing. Any equity financings may cause substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common shares. Any additional debt financings we undertake may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of its business model, of the offering terms, etc. We may not be able to obtain any such additional capital as we need to finance our efforts, through asset sales, equity or debt financing, or any combination thereof, on satisfactory terms or at all. Additionally, any such financing, if at all obtained, may not be adequate to meet our capital needs and to support our operations.

If adequate capital cannot be obtained on a timely basis and on satisfactory terms, it would have a material adverse effect on our ability to implement our business plan, and our revenues and operations and the value of our common stock and common stock equivalents would be materially negatively impacted and we may be forced to curtail or cease our operations.

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

Our ability to make payments on, or to refinance, our indebtedness will depend on our future operating performance, including our ability to access additional debt and equity financing, which to a certain extent, is subject to economic, financial, competitive and other factors beyond our control, including in light of the current volatility affecting the global economic system and uncertainty surrounding regulatory reforms. If new debt is added to our current levels, the risks described above could intensify.

The Dodd-Frank Act authorizes the CFPB to adopt rules that could potentially have a material adverse effect on our operations and financial performance.

Title X of the Dodd-Frank Act established the CFPB, which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products, such as the Contracts and Direct Loans that we offer, including explicit supervisory authority to examine and require registration of installment lenders such as ourselves. Included among the powers afforded to the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful. The CFPB has outlined several proposals under consideration for the purpose of requiring lenders to take steps to ensure consumers have the financial ability to repay their loans. The proposals under consideration would require lenders to determine at the outset of each loan whether a consumer can afford to borrow from the lender and would require that lenders comply with various restrictions designed to ensure that consumers can affordably repay their debt to the lender. To date, the proposals under consideration by the CFPB have not been adopted. If adopted, the proposals outlined by the CFPB may require the Company to make significant changes to its lending practices to develop compliant procedures.

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

Furthermore, in a low interest-rate environment such as has existed in the United States in recent years, the level of competition increases in the non-prime consumer-finance industry as new competitors enter the market and many existing competitors expand their operations. Such increased competition, in turn, exerts increasing pressure on us to reduce our interest rates, fees and dealer discount rates in order to maintain our market share. Reductions in our interest rates, fees or dealer discount rates could have a material adverse impact on our profitability or financial condition. For example, the weighted average APR of our portfolio decreased from 22.73% to 22.44% for the fiscal years ended March 31, 2016 and 2017, respectively. Our average dealer discount decreased from 7.51% to 7.08% for the fiscal years ended March 31, 2016 and 2017, respectively.

Recent economic developments may adversely affect our business and financial condition.

Over the past several years, the United States has experienced a period of uncertainty in the subprime auto market that has adversely affected our business and financial condition. Stagnant wages and intense competition have contributed to higher delinquencies and losses than we would otherwise experience.

Additionally, stagnant wages, fluctuating gasoline prices, unstable real estate values, food inflation, resets of adjustable rate mortgages and other factors have adversely impacted consumer confidence and disposable income. These conditions have increased loss frequency, decreased consumer demand for automobiles and weakened collateral values on certain types of vehicles. Because we focus predominately on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on Contracts are higher than those experienced in the general automobile finance industry and have been materially affected by recent economic conditions. According to data published by the Federal Reserve Bank of New York, in the quarter ended December 31, 2016, auto loan delinquencies of at least 30 days were at their highest levels since 2008. If economic and credit conditions, including wage conditions, do not continue to improve, our business and financial condition could be further adversely affected.

The auction proceeds we receive from the sale of repossessed vehicles and other recoveries are subject to fluctuation due to economic and other factors beyond our control.

If we repossess a vehicle securing a Contract, we typically have it transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the Contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 30-day lapse between the time we repossess a vehicle and the time it is sold. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles at the time of sale. Such supply and demand are dependent on many factors. For example, during periods of economic uncertainty, the demand for used cars may soften, resulting in decreased auction proceeds to us from the sale of repossessed automobiles. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. We have experienced declining auction proceeds for approximately the past 5 years and we expect this trend to continue for the foreseeable future. Decreased auction proceeds to us resulting from sales of used automobiles at depressed prices will result in losses and, in turn, reduced profitability.

An increase in market interest rates may reduce our profitability.

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the Contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and, on occasion, enter into interest rate swap agreements relating to a portion of our outstanding debt. Such agreements effectively convert a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. On June 4, 2012 and July 30, 2012, the Company entered into interest rate swap agreements to convert a portion of its floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables. The June 4, 2012 agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 1% and receives payments from the counterparty on the 1-month LIBOR rate. This swap has an effective date of June 13, 2012 and a notional amount of $25 million. The July 30, 2012 agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 0.87% and receives payments from the counterparty on the 1-month LIBOR rate. This swap has an effective date of August 13, 2012 and a notional amount of $25 million. Both of the swaps will mature during the second quarter of fiscal year ended 2018. The changes in the fair value of the interest rate swap agreements (unrealized gains and losses) are recorded in earnings. We will continue to evaluate interest rate swap pricing and we may or may not enter into additional interest rate swap agreements in the future.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our customers, on our computer networks, and share such data with third parties. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.

Any failure, interruption, or breach in our cyber security, including through employee misconduct or any failure of our back-up systems or failure to maintain adequate security surrounding customer information, could result in reputational harm, disruption in the management of our customer relationships, or the inability to originate, process and service our products. Further, any of these cyber security and operational risks could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to lawsuits by customers for identity theft or other damages resulting from the misuse of their personal information and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, regulators may impose penalties or require remedial action if they identify weaknesses in our security systems, and we may be required to incur significant costs to increase our cyber security to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. As part of our business, we may share confidential customer information and proprietary information with clients, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity.

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

We partially rely on third parties to deliver services, and failure by those parties to provide these services or meet contractual requirements could have a material adverse effect on our business, financial condition and results of operations.

We depend on third-party service providers for many aspects of our business operations, including loan origination, title processing and online payments, which increases our operational complexity and decreases our control. We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, a failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to service our customers, or subjecting us to litigation or regulatory risk for poor vendor oversight. We may be unable to replace, or be delayed in replacing these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner. Such a failure could have a material and adverse effect on our business, financial condition and results of operations.

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

On June 12, 2017, Ralph T. Finkenbrink informed us that he would be retiring as our President and Chief Executive Officer effective September 30, 2017. Mr. Finkenbrink has been employed by the Company for 29 years, including 25 years in senior executive positions. While our Board of Directors intends to commence a search for a replacement shortly, there can be no assurances that we will be successful in finding and hiring a suitable replacement. Our future growth and development is significantly dependent upon the skills and experience of our senior management team, including Mr. Finkenbrink’s successor as President and Chief Executive Officer, as well Kevin D. Bates, our Senior Vice President of Branch Operations, and Katie L. MacGillivary, our Chief Financial Officer and Vice President of Finance. We do not maintain key-man life insurance policies on these executives. The loss of Mr, Finkenbrink, and the loss of services of one or more of the other executives, could have a material adverse effect on our business, results of operations and financial condition.

Our stock is thinly traded, which may limit your ability to resell your shares.

The average daily trading volume of our common shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2017 was approximately 18,000 shares. Moreover, on March 19, 2015, our Nicholas Financial subsidiary purchased an aggregate of approximately 4.7 million of our common shares pursuant to a modified “Dutch auction” tender offer, thereby reducing the number of shares potentially available in the public market. Thus, our common shares are thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

Each of the Company’s 65 branch offices located in Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia consists of approximately 1,400 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $12.00 to $37.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

The following table sets forth the high and low sales prices of the Company’s common shares for the fiscal years ended March 31, 2017 and 2016, respectively.

Fiscal year ended March 31, 2017	High	Low
First Quarter	$11.03	$10.03
Second Quarter	$10.95	$10.01
Third Quarter	$12.50	$8.56
Fourth Quarter	$12.50	$10.01

Fiscal year ended March 31, 2016	High	Low
First Quarter	$14.49	$12.25
Second Quarter	$14.08	$12.25
Third Quarter	$13.80	$11.45
Fourth Quarter	$11.88	$9.92

As of June 8 2017, there were approximately 1,150 holders of record of the Company’s common shares.

The Company has not declared and paid cash dividends on its common shares in the recent past and has no current plans to declare or pay any cash dividends in the foreseeable future. The payment of future dividends, if any, is reviewed periodically by the Company’s directors and management and will depend upon, among other things, existing conditions, including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities, tax considerations and other conditions and factors.

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

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s common shares for the five-year period ended March 31, 2017, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (Dow Jones US General Financial Index). The stock performance graph assumes that the value of the investment in each of the Company’s common shares, the NASDAQ Composite Index and the Dow Jones US General Financial Index was $100 on April 1, 2012 and that all dividends were reinvested.

The graph displayed below is presented in accordance with SEC requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	04/01/2012	03/31/2013	03/31/2014	03/31/2015	03/31/2016	03/31/2017
Nicholas Financial, Inc.	$100.00	$111.45	$119.26	$106.22	$81.80	$80.59
NASDAQ Composite	100.00	105.69	135.82	158.52	157.52	191.22
Dow Jones US General Financial Index	100.00	121.56	155.73	172.20	157.56	197.75

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities

None.

Item 6. Selected Financial Data

The following tables present selected consolidated financial data of the Company as of and for the fiscal years ended March 31, 2017, 2016, 2015, 2014, and 2013. The selected consolidated financial data have been derived from our consolidated financial statements. You should read the selected consolidated financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report and, for the fiscal years ended March 31, 2014 and 2013 and as of March 31, 2015, 2014 and 2013, that are included in our annual reports for such fiscal years. Quarterly results of operations are incorporated herein by reference to Note 12 – Quarterly Results of Operations (Unaudited) in the notes to the consolidated financial statements included elsewhere in this Report.

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2017	2016	2015	2014	2013
Statement of Operations Data
Interest income on finance receivables	$90,466	$90,707	$86,790	$82,629	$82,110

Interest expense	9,222	9,007	5,970	5,678	5,121
Provision for credit losses	37,177	26,278	20,371	14,979	13,392
Salaries and employee benefits	21,437	22,313	20,835	19,634	18,326
Change in fair value of interest rate swaps	(222)	24	364	(688)	505
Other expenses	14,112	12,980	13,154	14,509	12,280

	81,726	70,602	60,694	54,112	49,624

Operating income before income taxes	8,740	20,105	26,096	28,517	32,486
Income tax expense	3,331	7,726	9,240	11,814	12,545

Net income	$5,409	$12,379	$16,856	$16,703	$19,941

Earnings per share – basic:	$.70	$1.60	$1.40	$1.38	$1.66

Weighted average shares outstanding	7,664	7,622	12,013	12,096	11,977

Earnings per share – diluted:	$.69	$1.59	$1.38	$1.36	$1.63

Weighted average shares outstanding	7,726	7,692	12,192	12,325	12,218

	As of and for the Fiscal Year ended March 31, (In thousands, except number of branch locations)
	2017	2016	2015	2014	2013
Balance Sheet Data
Total assets	$333,612	$325,309	$302,529	$283,430	$263,835
Finance receivables, net	317,205	311,837	288,904	269,344	249,826
Line of credit	213,000	211,000	199,000	127,900	125,500
Shareholders’ equity	108,860	102,849	89,888	141,938	126,965
Operating Data
Return on average assets	1.64%	3.94%	5.75%	6.10%	7.66%
Return on average equity	5.11%	12.85%	14.54%	12.42%	15.21%
Gross portfolio yield (1)	26.04%	27.10%	28.00%	28.44%	29.22%
Pre-tax yield (1)	2.46%	6.02%	8.54%	9.65%	11.82%
Total delinquencies over 30 days, excluding Chapter 13 bankruptcy accounts	9.92%	5.50%	4.11%	4.00%	3.68%
Write-off to liquidation (1)	11.81%	9.10%	8.13%	7.17%	6.81%
Net charge-off percentage (1)	9.37%	7.56%	7.04%	6.22%	5.88%
Automobile Finance Data & Direct Loan Origination
Contracts purchased/Direct Loans originated	$179,617	$196,853	$187,893	$179,031	$160,078
Average dealer discount on Contracts purchased	7.08%	7.51%	8.08%	8.44%	8.54%
Weighted average contractual rate on Contracts & Direct Loans purchased	22.40%	22.81%	23.08%	23.20%	23.43%
Number of branch locations	65	67	66	65	64

(1)	See the definitions set forth in the notes to the Portfolio Summary table under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada currently conducts its business activities exclusively through a wholly-owned indirect Florida subsidiary, Nicholas Financial, which purchases and services Contracts, makes Direct Loans and sells consumer-finance related products. Nicholas Financial accounted for more than 99% of the Company’s consolidated revenue for the fiscal year ended March 31, 2015, and 100% of the Company’s consolidated revenue for the fiscal years ended March 31, 2017 and 2016. A second Florida subsidiary, NDS, which historically provided limited computer software support and updated services to small businesses, has ceased such operations; however, it continues as an intermediate holding company for Nicholas Financial. Nicholas Financial-Canada, Nicholas Financial and NDS are collectively referred to herein as the “Company”.

Introduction

The Company’s consolidated revenues decreased from $90.7 million for the fiscal year ended March 31, 2016 to $90.5 million for the fiscal year ended March 31, 2017. Consolidated revenues for the fiscal year ended March 31, 2015 were $86.8 million. The Company’s diluted earnings per share decreased for the fiscal year ended March 31, 2017 to $0.69 as compared to $1.59 for the fiscal year ended March 31, 2016. Diluted earnings per share for the fiscal year ended March 31, 2015 were $1.38. The per share diluted net earnings for the fiscal year ended March 31, 2017 and 2016, were positively impacted when compared to fiscal 2015 by the purchase of 4.7 million of the Company’s common shares by its principal operating subsidiary on March 19, 2015. The Company’s operating income before taxes for the fiscal year ended March 31, 2017 decreased to $8.7 million as compared to $20.1 million and $26.1 million for the fiscal years ended March 31, 2016 and 2015, respectively. The decrease from $20.1 million to $8.7 million was a result of an increase in the provision for credit losses due to higher charge-offs and past-due accounts along with a reduction in the gross portfolio yield. The Company’s consolidated net income for the fiscal years ended March 31, 2017, 2016, and 2015 were $5.4 million, $12.4 million and $16.9 million, respectively.

The Company believes that an extremely competitive market has been the primary driver for weaker results during the past two fiscal years, eventually leading to a net loss of $(1.1) million during the final quarter in the 2017 fiscal year. The Company’s operating results have deteriorated as a result of several factors, including, but not limited to, lower auction proceeds, the acquisition of Contracts that contained some degree of fraudulent information that at the time of Contract acquisition was not identified, and an increase in the number of Contracts and Direct Loans under which customers decided to discontinue payments to us after they were approved by other lenders for new vehicle financing.

In addition, aggressive competition has forced the Company to purchase lower credit quality Contracts. Historically, the Company was able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies. However, it has become increasingly difficult for the Company to match or exceed pricing of its competitors, which has resulted in declining Contract acquisition rates during the 2016 and 2017 fiscal years. The Company expects this trend to continue in the foreseeable future.

The Company continues to experience decreasing yields associated with Contract acquisition, which is directly correlated to the level of competition. If competing companies continue to reduce their contract acquisition yields as part of their operating strategy, the market, and the Company, will continue to experience reduced yields. While it is difficult to predict the level of competition long-term, the Company believes that the current highly competitive environment will prevail for the foreseeable future, which will continue to put pressure on its margins. The weighted average APR of the portfolio for the fiscal years ended March 31, 2017, 2016, and 2015 were 22.44%, 22.73%, and 22.93%, respectively. The average dealer discounts as a percent of gross finance receivables associated with new volume for the fiscal years ended March 31, 2017, 2016, and 2015 were 7.08%, 7.51%, and 8.08%, respectively. Furthermore, the Company expects the trend of declining auction proceeds to continue for the foreseeable future. Decreased auction proceeds resulting from sales of used automobiles at depressed prices can put downward pressure on its margins.

Portfolio Summary	Fiscal Year ended March 31, (In thousands)
	2017	2016	2015
Average finance receivables, net of unearned interest (1)	$347,367	$334,754	$309,995

Average indebtedness (2)	$210,987	$208,214	$133,434

Interest and fee income on finance receivables	$90,466	$90,707	$86,785
Interest expense	$9,222	$9,007	$5,970

Net interest and fee income on finance receivables	$81,244	$81,700	$80,815

Gross portfolio yield (3)	26.04%	27.10%	28.00%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.65%	2.69%	1.93%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	10.70%	7.85%	6.57%

Net portfolio yield (3)	12.69%	16.56%	19.50%
Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest	10.23%	10.54%	10.96%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (4)	2.46%	6.02%	8.54%

Write-off to liquidation (5)	11.81%	9.10%	8.13%
Net charge-off percentage (6)	9.37%	7.56%	7.04%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line.
(3)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables, net of unearned interest.
(4)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, and administrative), as a percentage of average finance receivables, net of unearned interest.
(5)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases and originations minus ending receivable balance.
(6)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses incurred in the existing portfolio.

The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the loan portfolio which includes the competitive environment that existed when the loan was acquired, the composition of the portfolio, and current economic conditions. Such evaluation considers, among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate credit loss allowance.

Because of the nature of the customers under the Company’s Contracts and its Direct Loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability and credit history, and the types of vehicles purchased, in each market. The Company analyzes each consolidated static pool at specific points in time. A consolidated static pool consists of all branches for the same fiscal quarter. In analyzing a static pool, the Company considers the performance of prior static pools originated by the same branch office, the competition at time of acquisition, and current market and economic conditions. Each static pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary.

The Company has been maintaining historical write-off information for over 10 years with respect to every consolidated static pool, segregating each static pool by liquidation and in effect creating snapshots of a pool’s write-off-to liquidation ratio at five different points in such pool’s liquidation cycle. These snapshots help the Company in determining the appropriate provision for credit losses and subsequent allowance for credit losses. The five snapshots are taken when the liquidation levels are at 20%, 40%, 60%, 80% and 100%.

Contracts are purchased from many different dealers and are all purchased on an individual Contract-by-Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of the applicable state maximum interest rate, if any, or the maximum interest rate which the customer will accept. In most markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company purchases Contracts on an individual basis. The Company does not anticipate any portfolio acquisitions in the near-term.

The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to provide reasonable assurance that the Contracts that the Company purchases have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines, as well as approve underwriting exceptions. The Company also utilizes IA to assure adherence to its underwriting guidelines. Any Contract that does not meet our underwriting guidelines can be submitted by a branch manager for approval from the Company’s District Managers or senior management.

As of March 31, 2016, the Company refined the allowance for loan losses by changing it to a loan by loan analysis, which more closely depicts the amount of the provision expense needed to maintain an adequate reserve. As of March 31, 2017, the Company further refined the reserve for losses by increasing the allowance for loan losses by 50% of the principal balance, with respect to accounts whose contractual delinquency falls into the range of 120-180 days past due. Currently, management evaluates each Contract on an independent basis each quarter and accounts for such Contract’s term, how far along the corresponding loan is in its liquidation cycle, late charges, the number of deferments, and delinquency.

Fiscal 2017 Compared to Fiscal 2016

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, decreased slightly to $90.5 million in fiscal 2017 as compared to $90.7 million in fiscal 2016. The average finance receivables, net of unearned interest, totaled $347.4 million for the fiscal year ended March 31, 2017, an increase of 4% from $334.8 million for the fiscal year ended March 31, 2016. While our purchasing volume has slowed, mainly as a result of a highly competitive market place, our finance receivables continued growing in our more recently entered markets, including our three newer states (see “Item 1. Business—Contract Procurement”). Increases in our average term and average loan amount have contributed to the increase in finance receivables.

The gross portfolio yield decreased to 26.04% for the fiscal year ended March 31, 2017 as compared to 27.10% for the fiscal year ended March 31,2016. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and in the average weighted APR, intensified by the increase in average finance receivables, net of unearned interest, particularly as a result of an increase in past-due accounts. The net portfolio yield decreased to 12.69% for the fiscal year ended March 31, 2017 from 16.56% for the fiscal year ended March 31,2016. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Marketing, Salaries and Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries and employee benefits, depreciation, and administrative expenses remained relatively flat at $35.5 million for the fiscal year ended March 31, 2017 compared to $35.3 million for the fiscal year ended March 31, 2016. The Company opened one new branch location during the fiscal year ended March 31, 2017, and consolidated three branch locations into branches previously established within their market. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest, decreased to 10.23% for the fiscal year ended March 31, 2017 from 10.54% for the fiscal year ended March 31, 2016.

Interest Expense

Interest expense increased to $9.2 million for the fiscal year ended March 31, 2017 as compared to $9.0 million for the fiscal year ended March 31, 2016. The average outstanding debt as of March 31, 2017 and March 31, 2016 was $211.0 million and $208.2 million, respectively. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2017	2016
Variable interest under the line of credit facility	0.70%	0.37%
Settlements under interest rate swap agreements	0.09%	0.16%
Credit spread under the line of credit facility	3.58%	3.80%

Average cost of borrowed funds	4.37%	4.33%

LIBOR rates have increased (.98% as of March 31, 2017 compared to .44% as of March 31, 2016) which caused a decrease in expense related to our interest rate swap agreements. The increase in LIBOR rates has also caused the credit spread to decrease and the variable interest to increase, but has no net effect on total cost because there is a 1.0% floor on the line of credit. In addition, the Company entered into a temporary agreement on December 30, 2016 that increased the effective interest rate by 50 basis points through June 30, 2017. For further discussions regarding interest rates see “Note 5 – Line of Credit”.

Analysis of Credit Losses

As of March 31, 2017, the Company had approximately 1,400 active static pools. The average pool upon inception consisted of 62 Contracts with aggregate finance receivables, net of unearned interest, of approximately $708,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	(In thousands)
	2017	2016
Balance at beginning of year	$12,265	$11,325
Current year provision	36,843	25,926
Losses absorbed	(34,419)	(27,963)
Recoveries	2,196	2,977

Balance at end of year	$16,885	$12,265

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	(In thousands)
	2017	2016
Balance at beginning of year	$748	$703
Current year provision	334	352
Losses absorbed	(338)	(328)
Recoveries	29	21

Balance at end of year	$773	$748

The provision for credit losses increased to $37.2 million for the fiscal year ended March 31, 2017 from $26.3 million for the fiscal year ended March 31, 2016, largely due to net charge-offs increasing to 9.37% for the fiscal year ended March 31, 2017 from 7.56% for the fiscal year ended March 31, 2016. During the fourth quarter of the fiscal year ended March 31, 2016, the Company refined its allowance for credit loss model to incorporate recent trends that include the acquisition of longer term contracts and increased delinquencies by changing it to a loan by loan analysis, which more closely depicts the amount of the allowance for credit losses needed to maintain an adequate reserve. During the fourth quarter of the fiscal year ended March 31, 2017, the Company further refined the reserve for losses by increasing the allowance by 50% of the principal balance, with respect to accounts whose contractual delinquency falls into the range of 120-180 days past due. The Company believes that these improvements better reflect the current trends of incurred losses within the portfolio and better align the allowance for credit losses with the portfolio’s performance indicators.

The Company’s losses as a percentage of liquidation (see note 5 in the Portfolio Summary table in the “Introduction” above for the definition of write-off to liquidation) increased to 11.81% for the fiscal year ended March 31, 2017 as compared to 9.10% for the fiscal year ended March 31, 2016. This increase was the result of several factors, including, but not limited to, lower auction proceeds, the acquisition of Contracts that contained some degree of fraudulent information, that at the time of Contract acquisition was not identified, and an increase in the number of Contracts and Direct Loans under which customers decided to discontinue payments to us after they were approved by other lenders for new vehicle financing.

In addition, aggressive competition has forced the Company to purchase lower credit quality Contracts. The Company also experienced a decrease in auction prices from fiscal year 2017 to fiscal year 2016. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the fiscal years ended March 31, 2017 and 2016, auction proceeds from the sale of repossessed vehicles averaged approximately 37% and 42%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 6.40% and 10.59% for the fiscal years ended March 31, 2017 and 2016, respectively. The Company attributes a large portion of this decrease simply to the increase in charge-offs; historically, there is a six to twelve-month cooling off period prior to receiving any benefits from post charge-off collection activity. We currently remain in a cycle in which credit is more easily available credit to our typical customer, which leads many of our customers to be less disciplined about their credit record, including the payment schedule on their Contracts and Direct Loans. Periodically, the Company will aggregate charge-off accounts it deems uncollectible, and sell them to a third-party.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2017 was 10.05%, an increase from 5.57% as of March 31, 2016. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2017 was 3.89%, an increase from 2.19% as of March 31, 2016. The increase in delinquency percentage for both Contracts and Direct Loans was driven by the Company’s continued portfolio weakness, exacerbated by greater than anticipated difficulties in implementing the centralized collection model, after the Company moved all loan-servicing operations from branch locations to a centralized location within its corporate headquarters in Clearwater.

During the month of November 2016, the Company began soliciting collection assistance from selective branches within its branch network. The Company experienced modest improvement in collections and lower delinquencies and as such broadened its assistance requests to additional branches during the quarter ended December 31, 2016. As of the date of this report, the Company has moved a majority of its servicing and collection activity back to its branch network for all but six branches. The remaining few branches serviced at the corporate office maintain low delinquencies and write offs.

In addition to the challenges experienced with respect to the changes to its collection model, the Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 3—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

The Company considers the following factors to assist in determining the appropriate loss reserve levels: competition; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. The longer-term outlook for portfolio performance will depend on overall economic conditions, the rational or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting and collections philosophy in additional geographic areas as it strives to continue its expansion.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the fiscal years ended March 31, 2017 and March 31, 2016 the Company granted deferrals to approximately 34.77% and 22.65%, respectively, of total Contracts and Direct Loans. The increase in the number of deferrals for the fiscal year ended 2017 is a result of portfolio weakness which was exacerbated by the effect of the Company’s unsuccessful attempt at centralizing collections described above. The Company is reasonably certain that its delinquency rates would be higher without the increase in deferrals. The number of deferrals is influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Income Taxes

The provision for income taxes decreased to approximately $3.3 million in fiscal 2017 from approximately $7.7 million in fiscal 2016. The Company’s effective tax rate decreased to 38.11% in fiscal 2017 from 38.43% in fiscal 2016.

Fiscal 2016 Compared to Fiscal 2015

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, increased 4.5% to $90.7 million in fiscal 2016 from $86.8 million in fiscal 2015. The average finance receivables, net of unearned interest, totaled $334.8 million for the fiscal year ended March 31, 2016, an increase of 8% from $310.0 million for the fiscal year ended March 31, 2015. The primary reason average finance receivables, net of unearned interest, increased was an increase of the receivable base of several existing branches in younger markets in fiscal 2016. See “Item 1. Business—Contract Procurement”. The gross finance receivable balance increased 9% to $498.1 million for the fiscal year ended March 31, 2016 from $458.0 million for the fiscal year ended March 31, 2015. The primary reasons gross finance receivables increased were an increase in Contracts purchased and an increase in the weighted-average term of Contracts purchased. The primary reason interest income increased was the increase in the volume of the outstanding loan portfolio, which was partially offset by a lower weighted APR earned on our portfolio for the fiscal year ended March 31, 2016 compared to the fiscal year ended March 31, 2015. The gross portfolio yield decreased to 27.10% for the fiscal year ended March 31, 2016 from 28.00% for the fiscal year ended March 31, 2015. The net portfolio yield decreased to 16.56% for the fiscal year ended March 31, 2016 from 19.50% for the fiscal year ended March 31, 2015. The gross portfolio yield decreased primarily due to the decrease in the average dealer discount and a decrease in the average weighted APR, both of which is primarily the result of increased competition. The net portfolio yield decreased due to a decrease in the gross portfolio yield, an increase in the provision for credit losses, and an increase in interest expense (see “Analysis of Credit Losses” and “Interest Expense” below).

Marketing, Salaries and Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries and employee benefits, depreciation, and administrative expenses increased to $35.3 million for the fiscal year ended March 31, 2016 compared to $34.0 million for the fiscal year ended March 31, 2015, primarily because of an increase in cost associated with maintaining the finance receivables portfolio. The Company opened three new branch locations during the fiscal year ended March 31, 2016, and consolidated two branch locations into branches previously established within their market. However, the Company increased the average headcount to 338 for the fiscal year ended March 31, 2016 from 330 for the fiscal year ended March 31, 2015. Marketing, salaries and employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest, decreased to 10.54% for the fiscal year ended March 31, 2016 from 10.96% for the fiscal year ended March 31, 2015. Absent the professional expenses associated with the abandoned sale of the Company the percentage would have been 10.85% for the fiscal year ended March 31, 2015.

Interest Expense

Interest expense increased to $9.0 million for the fiscal year ended March 31, 2016 as compared to $6.0 million for the fiscal year ended March 31, 2015. The average outstanding debt as of March 31, 2016 and March 31, 2015 was $208.2 million and $133.4 million, respectively. The total average debt outstanding increased due to the tender offer executed on March 19, 2015. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

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

For a further discussion regarding the Company’s line of credit, see “— Liquidity and Capital Resources” below and “Note 5—Line of Credit” to our audited consolidated financial statements included elsewhere in this Report.

The weighted average notional amount of interest rate swaps was $50.0 million at a weighted average fixed rate of 0.94% for each of the fiscal years ended March 31, 2016 and 2015. For a further discussion regarding the effect of our interest rate swap agreements, see “Note 6—Interest Rate Swap Agreements” to our audited consolidated financial statements included elsewhere in this Report.

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

Recoveries as a percentage of charge-offs were approximately 10.59% and 13.82% for the fiscal years ended March 31, 2016 and 2015, respectively. Historically, recoveries as a percentage of charge-offs have fluctuated from period to period, and the Company does not attribute this decrease to any particular change in operational strategy or economic events however, we have generally experienced declining auction proceeds for approximately the past five years.

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

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31, (In thousands)
	2017	2016	2015
Cash provided by (used in):
Operations	$27,321	$22,408	$24,492
Investing activities – (primarily purchases of Contracts)	(28,703)	(34,991)	(25,238)
Financing activities	2,388	11,044	1,499

Net increase (decrease) in cash	$1,006	$(1,539)	$753

The Company made certain reclassifications to the 2016 and 2015 statements of cash flows. The amortization of deferred revenues decreased cash flows from operating activities by $1.7 million and $1.3 million for 2016 and 2015 respectively, and correspondingly increased cash flows from investing activities. Net income and shareholders’ equity was not changed.

The Company’s primary use of working capital for the fiscal year ended March 31, 2017 was funding the purchase of Contracts, which are financed substantially through cash from principal payments received, cash from operations and our line of credit (the “Line”). The Line is secured by all of the assets of the Company and has a maturity date of January 30, 2018. The Company may borrow up to $225.0 million under the Line. Prior to December 30, 2016, borrowings under the Line were under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. Effective December 30, 2016 the Company entered into an amendment to adjust its availability calculation which temporarily increased pricing of the Line to 350 basis points above 30 day LIBOR with a 1% floor on LIBOR through June 30, 2017. As of March 31, 2017, the amount outstanding under the Line was $213.0 million. The exact amount that the Company may borrow under the Line at any given time is determined in accordance with the Second Amended and Restated Loan and Security Agreement, as subsequently amended.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. The availability of funds under the Line generally depends on availability calculations as defined in the corresponding credit agreement. In addition, our credit facility requires us to comply with certain financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. See “Risk Factors—The terms of our indebtedness impose significant restrictions on us.”

The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its funding needs for at least the next twelve months. However, since the borrowings available under the Line are calculated every month based on individual loan criteria as defined in the credit agreement, no assurances can be given that the Company will maintain sufficient availability in the long term. The Line requires compliance with certain debt covenants including financial ratios, asset quality and other performance tests. The Company is in compliance with all of its debt covenants as of March 31, 2017.

As disclosed in Note 3 to the financial statements, the quality of the Company’s loan portfolio has been deteriorating, which has resulted in an increase in non-performing loans, increased delinquencies and other factors, which in turn has resulted in increased net charge-offs and an increase in the provision for credit losses. These conditions have resulted in a reduction in net earnings and have affected our borrowing capacity under the line of credit facility.

The Company’s operating results over recent quarters provided indicators that the Company may not be able to continue to comply with certain of the required financial ratios, covenants and financials tests prior to the maturity date of the line of credit facility in the absence of an amendment to the corresponding credit agreement. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our line of credit facility. If an event of default occurs under the credit facility, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility.

The Company is in the process of providing information to the agent bank in the loan consortium, in the ordinary course of business as well as making changes in our policies and procedures which we believe will be successful in addressing some of the issues related to loan quality. We are also developing information pertaining to our expected borrowing needs, including proposed covenants, determination of lending levels and availability and other considerations to be submitted to the agent bank to assist in addressing the renewal of credit upon expiration of the Line in January 2018. The Company has a longstanding relationship with its lenders. While management believes that it will be able to obtain a renewal or extension of the credit facility, there are no assurances that the lenders will approve the renewal or extension, or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. In the event that the Company obtains information that the existing lenders do not intend to extend the relationship, the Company will seek alternative financing. The Company believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, it can provide no assurances that it will be successful in replacing the line of credit facility on reasonable terms or at all.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2017.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$4,411	$2,023	$2,313	$75	$—
Line of credit[1]	213,000	213,000	—	—	—
Interest on line of credit[1]	7,899	7,899	—	—	—

Total	$225,310	$222,922	$2,313	$75	$—

1.	The Company’s Line matures on January 30, 2018. Effective December 30, 2016, the Company entered into a temporary amendment that increases the effective interest rate by 50 basis points through June 30, 2017. Interest on outstanding borrowings under the Line as of March 31, 2017, is based on an effective interest rate of 4.45% which includes the estimated effect of the interest rate swap agreements settlements and the temporary amendment through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

As of March 31, 2017, $163.0 million, or approximately 76.5% of our total debt, was subject to floating interest rates; however, due to a 1% floor on such interest rates, these rates are effectively fixed until the variable rates exceed this threshold. As a result, a hypothetical increase in the variable interest rates of 1% or 100 basis points (which would result in the variable rates being 1.98% as of March 31, 2017) applicable to this floating rate debt would result in an annual after-tax increase of interest expense of approximately $979,000.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report (see pages 35-55)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and Subsidiaries (the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 14, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

June 14, 2017

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31,
	2017	2016
Assets
Cash	$2,855	$1,849
Finance receivables, net	317,205	311,837
Assets held for resale	2,453	2,148
Prepaid expenses and other assets	674	977
Income taxes receivable	719	593
Property and equipment, net	1,184	1,290
Interest rate swap agreements	17	—
Deferred income taxes	8,505	6,615

Total assets	$333,612	$325,309

Liabilities and shareholders’ equity
Line of credit	$213,000	$211,000
Drafts payable	1,851	1,499
Accounts payable and accrued expenses	5,932	5,839
Deferred revenues	3,969	3,917
Interest rate swap agreements	—	205

Total liabilities	224,752	222,460
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued
Common stock, no par: 50,000 shares authorized; 12,524 and 12,466 shares issued respectively; 7,810 and 7,753 shares outstanding, respectively	33,889	33,287
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	145,430	140,021

Total shareholders’ equity	108,860	102,849

Total liabilities and shareholders’ equity	$333,612	$325,309

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Fiscal Year ended March 31,
	2017	2016	2015
Interest and fee income on finance receivables	$90,466	$90,707	$86,790
Expenses:
Marketing	1,440	1,497	1,562
Salaries and employee benefits	21,437	22,313	20,835
Administrative	12,180	11,025	11,226
Provision for credit losses	37,177	26,278	20,371
Depreciation	492	458	366
Interest expense	9,222	9,007	5,970
Change in fair value of interest rate swap agreements	(222)	24	364

	81,726	70,602	60,694

Operating income before income taxes	8,740	20,105	26,096
Income tax expense	3,331	7,726	9,240

Net income	$5,409	$12,379	$16,856

Earnings per share:
Basic	$.70	$1.60	$1.40

Diluted	$.69	$1.59	$1.38

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2014	12,221	$31,152	$—	$110,786	$141,938

Net income	—	—	—	16,856	16,856
Issuance of common stock under stock options	151	389	—	—	389
Grants of restricted share awards, net of forfeitures	44	—	—	—	—
Excess tax benefit on share awards	—	600	—	—	600
Share-based compensation	—	514	—	—	514
Common shares purchased	(4,714)	—	(70,409)	—	(70,409)

Balance at March 31, 2015	7,702	$32,655	$(70,409)	$127,642	$89,888

Net income	—	—	—	12,379	12,379
Issuance of common stock under stock options	13	85	—	—	85
Grants of restricted share awards, net of forfeitures	38	—	—	—	—
Tax deficiency on share awards	—	(38)	—	—	(38)
Excess tax benefit on share awards	—	11	—	—	11
Share-based compensation	—	574	—	—	574
Additional tender offer cost	—	—	(50)	—	(50)

Balance at March 31, 2016	7,753	$33,287	$(70,459)	$140,021	$102,849

Net income	—	—	—	5,409	5,409
Issuance of common stock under stock options	9	50	—	—	50
Grants of restricted share awards	48	—	—	—	—
Tax deficiency on share awards	—	(66)	—	—	(66)
Excess tax benefit on share awards	—	11	—	—	11
Share-based compensation	—	607	—	—	607

Balance at March 31, 2017	7,810	$33,889	$(70,459)	$145,430	$108,860

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$5,409	$12,379	$16,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	492	458	366
(Gain) loss on sale of property and equipment	(17)	(24)	6
Impairment loss on property and equipment Impairment loss on property and equipment	350	—	—
Provision for credit losses	37,177	26,278	20,371
Amortization of dealer discounts	(13,112)	(13,811)	(13,852)
Amortization of commission for products	(1,754)	(1,662)	(1,266)
Deferred income taxes	(1,956)	(292)	356
Share-based compensation	607	574	514
Change in fair value of interest rate swap agreements	(222)	24	364
Changes in operating assets and liabilities:
Prepaid expenses and other assets	328	192	66
Accounts payable and accrued expenses	93	(2,002)	(1,085)
Income taxes receivable/payable	(126)	(480)	981
Deferred revenues	52	774	815

Net cash provided by operating activities	27,321	22,408	24,492

Cash flows from investing activities:
Purchase and origination of finance contracts	(157,708)	(173,027)	(164,830)
Principal payments received including recoveries	130,029	139,289	140,018
Increase in assets held for resale	(305)	(401)	(51)
Purchase of property and equipment	(772)	(913)	(443)
Proceeds from sale of property and equipment	53	61	68

Net cash used in investing activities	(28,703)	(34,991)	(25,238)
Cash flows from financing activities:
Net proceeds from line of credit	2,000	12,000	71,100
Increase (decrease) in drafts payable	352	(977)	137
Payment of debt origination costs	(25)	(25)	(318)
Proceeds from exercise of share awards	50	85	389
Excess tax benefits of stock options	11	11	600
Purchase of common shares	—	(50)	(70,409)

Net cash provided by financing activities	2,388	11,044	1,499

Net increase (decrease) in cash	1,006	(1,539)	753
Cash, beginning of year	1,849	3,388	2,635

Cash, end of year	$2,855	$1,849	$3,388

Supplemental disclosure of noncash investing and financing activities:
Tax deficiency from share awards	$(66)	$(38)	$—

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS historically was engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Nicholas Financial. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of new and used automobiles and light trucks. To a lesser extent, NFI also offers direct consumer loans (“Direct Loans”) and sells consumer-finance related products. Both NDS and NFI are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company has one reportable segment, which is the consumer finance company.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Nicholas Financial – Canada and its wholly owned subsidiaries, NDS and NFI, collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated.

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

The aggregate number of common shares purchased in the tender offer by NFI represented approximately 38.0% of the Company’s outstanding common shares as of March 17, 2015. Following settlement of the tender offer, the Company had approximately 7.7 million common shares outstanding.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables.

Finance Receivables

Finance receivables are recorded at cost, net of unearned interest, unearned dealer discounts (see “Revenue Recognition”) and the allowance for credit losses. The amount of unearned interest, dealer discounts and allowance for credit losses as of March 31, 2017 and March 31, 2016 are approximately $195.5 and $186.3 million, respectively (See Note 3).

2. Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses

The allowance for credit losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). The Company aggregates Contracts into static pools consisting of Contracts purchased during a three-month period for each branch location as management considers these pools to have similar risk characteristics and are considered smaller-balance homogenous loans. The Company analyzes each consolidated static pool at specific points in time to estimate losses that are probable of being incurred as of the reporting date. It has maintained historical write-off information for over 10 years with respect to every consolidated static pool and segregates each static pool by liquidation which creates snapshots or buckets of each pool’s historical write-off-to liquidation ratio at five different points in each vintage pool’s liquidation cycle. These snapshots are then used to assist in determining the allowance for credit losses. The five snapshots are tracked at liquidation levels of 20%, 40%, 60%, 80% and 100%. These snapshots help us in determining the appropriate allowance for credit losses.

As of March 31, 2016, the Company refined the allowance for credit losses by changing it to a loan by loan analysis, which more closely depicts the amount of the allowance for credit losses needed to maintain an adequate reserve. As of March 31, 2017, the Company further refined the reserve for losses by increasing the allowance by 50% of the principal balance, with respect to accounts whose contractual delinquency falls into the range of 120-180 days past due as a result of further delinquencies that occurred subsequent to altering our charge-off policy (see Note 3).

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest or penalties during the three years ended March 31, 2017.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal and state tax examinations for fiscal years before 2014. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. There were no unrecognized tax positions as of March 31, 2017.

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 61 days or more or the collateral is repossessed, whichever is earlier, or when the account is in Chapter 13 bankruptcy. Chapter 13 bankruptcy accounts are accounted for under the cost-recovery method. Interest income on Chapter 13 bankruptcy accounts does not resume until all principal amounts are recovered (see Note 3).

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount, as a percent of the amount financed, associated with new volume for the fiscal years ended March 31, 2017, 2016, and 2015 was 7.08%, 7.51% and 8.08%, respectively.

The amount of future unearned income is computed as the product of the Contract rate, the Contract term and the Contract amount.

Deferred revenues consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident and health insurance, credit life insurance, involuntary unemployment insurance, and forced placed automobile insurance. These commissions are amortized over the life of the contract using the interest method.

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock compensation awards. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2017	2016	2015
Numerator:
Net income per consolidated statements of income	$5,409	$12,379	$16,856
Less: Allocation of earnings to participating securities	(70)	(170)	—

Net income allocated to common stock	5,339	12,209	$16,856

Basic earnings per share computation:
Net income allocated to common stock	$5,339	$12,209	$16,856

Weighted average common shares outstanding, including shares considered participating securities	7,766	7,727	12,013
Less: Weighted average participating securities outstanding	(102)	(105)	—

Weighted average shares of common stock	7,664	7,622	12,013

Basic earnings per share	$.70	$1.60	1.40

Diluted earnings per share computation:
Net income allocated to common stock	$5,339	$12,209	$16,856
Undistributed earnings re-allocated to participating securities	—	2	—

Numerator for diluted earnings per share	$5,339	$12,211	$16,856
Weighted average common shares outstanding for basic earnings per share	7,664	7,622	12,013
Incremental shares from stock options	62	70	179

Weighted average shares and dilutive potential common shares	7,726	7,692	12,192

Diluted earnings per share	$.69	$1.59	$1.38

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 161,000, 161,000, and 155,000 stock options were not included in the computation of diluted earnings per share for the years ended March 31, 2017, 2016 and 2015 respectively, because their effect would have been anti-dilutive.

Share-Based Payments

The grant date fair value of share awards is recognized in earnings over the requisite service period (presumptively, the vesting period), net of estimated forfeitures. The Company estimates the fair value of option awards using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the options. Expected volatility is based upon the historical volatility for the previous period equal to the expected term of the options. The expected term is based upon the average life of previously issued options. The expected dividend yield is based upon the yield expected on date of grant to occur over the term of the option.

The fair value of non-vested restricted shares and performance units are measured at the market price of a share on a grant date. Restricted shares have a three-year service period. Performance units include a performance period (generally ending at the end of the fiscal year in which the units were granted) followed by a two-year service period. At the end of the performance period, these units effectively become restricted shares for the remaining two-year service period at which time they become vested.

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

Financial Instruments and Concentrations

The Company’s financial instruments consist of cash, finance receivables (accrued interest is a part of finance receivables), a line of credit, and interest rate swap agreements. Financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash.

As of March 31, 2017, the Company operated in eighteen states through sixty-five branch locations. Florida represented 28% of the finance receivables total as of March 31, 2017. Ohio represented 13%, Georgia represented 10% and North Carolina represented 8% of the finance receivables total as of March 31, 2017. Of the remaining fourteen states, no one state represented more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

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

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2017, 2016 and 2015 was approximately $5.4 million, $8.5 million and $7.3 million respectively. Cash paid for interest, including debt origination costs for the years ended March 31, 2017, 2016 and 2015 was approximately $9.1 million, $8.8 million and $6.1 million respectively.

Reclassifications

The Company made certain reclassifications to the 2016 and 2015 statements of cash flows. The amortization of deferred revenues decreased cash flows from operating activities by $1.7 million and $1.3 million for 2016 and 2015 respectively and correspondingly increased cash flows from investing activities. Net income and shareholders’ equity was not changed.

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment. The new guidance focuses on making the Statement of Cash Flows more uniform for companies. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements, and is in the process of analyzing its current presentation of the Consolidated Statements of Cash Flows. At this time, the Company does not believe ASU 2016-15 will have a material impact.

In June 2016, the FASB issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements, and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, we believe the adoption of this ASU will likely have a material adverse effect on our consolidated Financial statements.

In March 2016, the FASB issued the ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-

based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities,

and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company continues to evaluate the impact of the adoption of this ASU on the consolidated financial statements and at this time does not believe there will be a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. “The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting— will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Upon adoption, the Company will add the impact of the full operating lease terms, using the present value of future minimum lease payments to the balance sheet. The Company will continue to evaluate the impact of the adoption of this ASU on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Liabilities,” which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. While the Company is currently evaluating the impact of the pending adoption of this ASU on the Company’s consolidated financial statements, the Company does not believe it will have a material impact on the consolidated financial statements.

2. Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU, and all subsequently issued clarifying ASUs, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU would permit public entities to adopt the ASU early, but not before the original effective date (i.e., annual periods beginning after December 15, 2016). Because ASU 2014-09 does not apply to revenue associated with financial instruments, the Company does not expect the new guidance to have a material impact on the consolidated financial statements. The Company has begun to scope its general ledger revenue items to identify potential performance obligations and will continue to evaluate the impact of adoption on its consolidated financial statements and disclosures.

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

The Company purchases individual Contracts from new and used automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given Contract once the assignment of that Contract is complete. The dealer has no vested interest in the performance of any Contract the Company purchases. The Company charges-off receivables when an individual account has become more than 180 days contractually delinquent. In the event of repossession, the charge-off will occur in the month in which the vehicle was repossessed.

Contracts included in finance receivables are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2017	2016	2015
Indirect finance receivables, gross contract	$502,050	$487,118	$447,043
Unearned interest	(158,541)	(152,911)	(136,896)

Indirect finance receivables, net of unearned interest	343,509	334,207	310,147
Unearned dealer discounts	(17,004)	(18,023)	(17,780)

Indirect finance receivables, net of unearned interest and unearned dealer discounts	326,505	316,184	292,367
Allowance for credit losses	(16,885)	(12,265)	(11,325)

Indirect finance receivables, net	$309,620	$303,919	$281,042

The terms of the Contracts range from 12 to 72 months and bear a weighted average contractual interest rate of 22.37% and 22.67% as of March 31, 2017 and 2016, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	(In thousands)
	2017	2016	2015
Balance at beginning of year	$12,265	$11,325	$12,889
Provision for credit losses	36,843	25,926	20,008
Losses absorbed	(34,419)	(27,963)	(25,042)
Recoveries	2,196	2,977	3,470

Balance at end of year	$16,885	$12,265	$11,325

3. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of March 31, 2017, the average model year of vehicles collateralizing the portfolio was a 2009 vehicle. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, competition, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

Direct Loans are loans originated directly between the Company and the consumer. Direct Loans are also included in finance receivables and are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2017	2016	2015
Direct finance receivables, gross contract	$10,670	$11,012	$10,932
Unearned interest	(2,312)	(2,346)	(2,367)

Direct finance receivables, net of unearned interest	8,358	8,666	8,565
Allowance for credit losses	(773)	(748)	(703)

Direct finance receivables, net	$7,585	$7,918	$7,862

The terms of the Direct Loans range from 12 to 72 months and bear a weighted average contractual interest rate of 25.62% and 25.72% as of March 31, 2017 and 2016, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	(In thousands)
	2017	2016	2015
Balance at beginning of year	$748	$703	$590
Provision for credit losses	334	352	362
Losses absorbed	(338)	(328)	(277)
Recoveries	29	21	28

Balance at end of year	$773	$748	$703

Direct Loans are typically for amounts ranging from $1,000 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of March 31, 2017, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and credit loss trends over several reporting periods which are utilized in estimating future losses and overall portfolio performance.

A performing account is defined as an account that is less than 61 days past due. We define an automobile contract as delinquent when more than 25% of a payment contractually due by a certain date has not been paid by the immediately following due date, which date may have been extended within limits specified in the servicing agreements or as a result of a deferral. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable.

3. Finance Receivables (continued)

In certain circumstances, we will grant obligors one-month payment extensions. The only modification of terms in those circumstances is to advance the obligor’s next due date by one month and extend the maturity date of the receivable. There are no other concessions, such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings.

A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account, and the accrual of interest income is suspended. As of September 1, 2016, when an account is 180 days contractually delinquent, the account is written off. This change aligns the Company’s charge-off policy with practices within the subprime auto financing segment. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 bankruptcy accounts. In the event the debtors’ balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court.

In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The following table is an assessment of the credit quality by creditworthiness as of March 31:

	(In thousands)
	2017		2016
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$473,446	$10,406	$473,429	$10,899
Non-performing accounts	24,585	222	9,435	79

Total	$498,031	$10,628	$482,864	$10,978
Chapter 13 bankruptcy accounts, net of unearned interest	4,019	42	4,254	34

Finance receivables, gross contract	$502,050	$10,670	$487,118	$11,012

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans on a gross basis which includes unearned interest, excluding any Chapter 13 bankruptcy accounts:

	(In thousands)
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
March 31, 2017	$498,031	$25,450	$12,388	$12,197	$50,035
		5.11%	2.49%	2.45%	10.05%
March 31, 2016	$482,864	$17,466	$6,069	$3,366	$26,901
		3.61%	1.26%	0.70%	5.57%
March 31, 2015	$443,083	$13,694	$3,435	$1,330	$18,459
		3.09%	0.78%	0.30%	4.17%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
March 31, 2017	$10,628	$191	$67	$155	$413
		1.80%	0.63%	1.46%	3.89%
March 31, 2016	$10,978	$161	$41	$38	$240
		1.47%	0.37%	0.35%	2.19%
March 31, 2015	$10,912	$122	$42	$15	$179
		1.12%	0.38%	0.14%	1.64%

4. Property and Equipment

Property and equipment as of March 31, 2017 and 2016 is summarized as follows:

	(In thousands)
	Cost	Accumulated Depreciation	Net Book Value
2017
Automobiles	$712	$459	$253
Equipment	1,476	851	625
Furniture and fixtures	546	427	119
Leasehold improvements	1,194	1,007	187

	$3,928	$2,744	$1,184

2016
Automobiles	$623	$413	$210
Equipment	1,473	664	809
Furniture and fixtures	512	408	104
Leasehold improvements	1,144	977	167

	$3,752	$2,462	$1,290

During the first quarter of fiscal year 2017 the Company began the process of implementing a new loan operating system and capitalized approximately $350,000 related to the project. During the fiscal year, the Company concluded that the asset was not recoverable due to the project not progressing and the expectation that the costs incurred will not be recovered. As a result, during the fourth quarter, the Company recorded an impairment charge of $350,000 which is classified as administrative expenses in the consolidated statement of income.

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $225.0 million, which matures on January 30, 2018. Prior to December 30, 2016 the pricing on the Line was 300 basis points above 30 day LIBOR with a 1% floor on LIBOR. Effective December 30, 2016, the Company executed an amendment to this existing Line which provided temporary adjustments to the calculation of availability and increased the pricing of the Line to 350 basis points above 30 day LIBOR while maintaining the 1% floor on LIBOR (4.50% at March 31, 2017 and 4.00% at March 31, 2016). The amendment provides for a temporary adjustment to the calculation of the availability under the credit facility effective as of December 30, 2016 and will be in place through June 30, 2017. In connection with such adjustment, an additional event of default was added to the credit facility that would be triggered if the sum of the percentages of accounts that were more than thirty days past due, accounts that were charged off, and the value of repossessed vehicles held as assets exceeds a specified monthly threshold.

Pledged as collateral for this Line are all the assets of the Company. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. As of March 31, 2017, the Company was in compliance with all debt covenants.

As disclosed in Note 3, the quality of the Company’s loan portfolio has been deteriorating, which has resulted in an increase in non-performing loans, increased delinquencies and other factors, which in turn has resulted in increased net charge-offs and an increase in the provision for credit losses. These conditions have resulted in a reduction in net earnings and have affected our borrowing capacity under the line of credit facility.

The Company’s operating results over recent quarters provided indicators that the Company may not be able to continue to comply with certain of the required financial ratios, covenants and financial tests prior to the maturity date of the line of credit facility in the absence of an amendment to the corresponding credit agreement. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our line of credit facility. If an event of default occurs under the credit facility, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility.

5. Line of Credit (continued)

The Company is in the process of providing information to the agent bank in the loan consortium, in the ordinary course of business as well as making changes in our policies and procedures which we believe will be successful in addressing some of the issues related to loan quality. We are also developing information pertaining to our expected borrowing needs, including proposed covenants, determination of lending levels and availability and other considerations to be submitted to the agent bank to assist in addressing the renewal of credit upon expiration of the Line in January 2018. The Company has a longstanding relationship with its lenders. While management believes that it will be able to obtain a renewal or extension of the credit facility, there are no assurances that the lenders will approve the renewal or extension, or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. In the event that the Company obtains information that the existing lenders do not intend to extend the relationship, the Company will seek alternative financing. The Company believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, it can provide no assurances that it will be successful in replacing the line of credit facility on reasonable terms or at all.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the Company’s finance receivables. As of the twelve months ended March 31, 2017 and 2016, no new contracts were initiated and no contracts matured.

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

The locations and amounts of gains (losses) recognized in income are detailed as follows for the fiscal years ended March 31:

	(In thousands)
	2017	2016
Periodic change in fair value of interest rate swap agreements	$222	$(24)
Periodic settlement differentials included in interest expense	(179)	(343)

Gain (loss) recognized in income	$43	$(367)

Net realized gains (losses) from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income.

The following table summarizes the average variable rates received and average fixed rates paid under the interest rate swap agreements as of March 31:

	2017	2016
Average variable rate received	0.58%	0.26%
Average fixed rate paid	0.94%	0.94%

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

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
March 31, 2017 – asset:	$—	$17	$—	$17
March 31, 2016 – liability:	$—	$(205)	$—	$(205)

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

The initial terms of the Contracts range from 12 to 72 months. The initial terms of the Direct Loans range from 12 to 72 months. If liquidated outside of the normal course of business, the amount received may not be the carrying value.

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of March 31, 2017 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
March 31, 2017	$2,855	$—	$—	$2,855	$2,855
March 31, 2016	$1,849	$—	$—	$1,849	$1,849
Finance receivables:
March 31, 2017	$—	$—	$317,205	$317,205	$317,205
March 31, 2016	$—	$—	$311,837	$311,837	$311,837
Line of credit:
March 31, 2017	$—	$213,000	$—	$213,000	$213,000
March 31, 2016	$—	$211,000	$—	$211,000	$211,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and 2016.

8. Income Taxes

The provision for income taxes consists of the following for the years ended March 31:

	(In thousands)
	2017	2016	2015
Current:
Federal	$4,563	$6,964	$7,688
State	724	1,054	1,196

Total current	5,287	8,018	8,884

Deferred:
Federal	(1,688)	(254)	308
State	(268)	(38)	48

Total deferred	(1,956)	(292)	356

Income tax expense	$3,331	$7,726	$9,240

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	(In thousands)
	2017	2016
Allowance for credit losses not currently deductible for tax purposes	$7,742	$5,918
Share-based compensation	487	491
Interest rate swap agreements	(6)	78
Other items	282	128

Deferred income taxes	$8,505	$6,615

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	2017	2016	2015
Provision for income taxes at Federal statutory rate	$3,059	$7,037	$9,134
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	297	660	809
Transaction costs	—	—	(734)
Other	(25)	29	31

Income tax expense	$3,331	$7,726	$9,240

The Company’s effective tax rate decreased to 38.11% in fiscal 2017 from 38.43% in fiscal 2016. The effective rate was 35.41% in fiscal 2015. The Company had approximately $2.1 million of previously non-deductible expenses associated with the potential sale of the Company in 2014. Since the sale of the Company was not consummated, the $2.1 million became deductible in 2015 creating a favorable effective tax rate.

9. Share-Based Payments

The Company has share awards outstanding under two share-based compensation plans (the “Equity Plans”). The Company believes that such awards generally align the interests of its employees with those of its shareholders. Under the shareholder-approved 2006 Equity Incentive Plan (the “2006 Plan”) the Board of Directors was authorized to grant option awards for up to approximately 1.1 million common shares. On August 13, 2015, the Company’s shareholders approved the Nicholas Financial, Inc. Omnibus Incentive Plan (the “2015 Plan”) for employees and non-employee directors. Under the 2015 Plan, the Board of Directors is authorized to grant total share awards for up to 750,000 common shares. Awards under the 2006 Plan will continue to be governed by the terms of that plan. The 2015 Plan replaced the 2006 Plan; accordingly, no additional option awards may be granted under the 2006 Plan. In addition to option awards, the 2015 Plan provides for restricted stock, restricted stock units, performance shares, performance units, and other equity-based compensation.

Option awards previously granted to employees and directors under the 2006 Plan generally vest ratably based on service over a five- and three-year period, respectively, and generally have a contractual term of ten years. Vesting and contractual terms for option awards under the 2015 Plan are essentially the same as those of the 2006 Plan. Restricted stock awards generally cliff vest over a three-year period based on service conditions. Vesting of performance units generally does not commence until the attainment of Company-wide performance goals including annual revenue growth and operating income targets. There are no post-vesting restrictions for share awards.

The Company funds share awards from authorized but unissued shares and does not purchase shares to fulfill its obligations under the Equity Plans. Cash dividends, if any, are not paid on unvested performance units or unexercised options, but are paid on unvested restricted stock awards.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2016	2015
Risk-free interest rate	1.58%	1.68%
Weighted average expected original term	5 years	5 years
Expected volatility	23%	23%
Expected dividend yield	0.00%	3.65%

The Company did not grant any options during the year ended March 31, 2017.

A summary of option activity under the Equity Plans as of March 31, 2017, and changes during the year are presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2016	357	$10.07
Granted	—	$—
Exercised	(9)	$5.76
Forfeited	(15)	$12.36

Outstanding at March 31, 2017	333	$10.08	4.75	$663

Exercisable at March 31, 2017	244	$8.78	3.79	$663

The Company did not grant options during the year ended March 31, 2017. The total intrinsic value of options exercised during the years ended March 31, 2017, 2016 and 2015 was approximately $46,500, $82,000, and $1,829,000 respectively.

During the fiscal year ended March 31, 2017, approximately 9,000 options were exercised at exercise prices ranging from $1.20 to $8.21 per share. During the same period, approximately 15,000 options were forfeited at exercise prices ranging from $11.44 to $12.97 per share.

9. Share-Based Payments (continued)

Cash received from options exercised during the fiscal years ended March 31, 2017, 2016 and 2015 totaled approximately $50,000, $85,000, and $389,000, respectively. As of March 31, 2017, there was approximately $137,500 of total unrecognized compensation cost related to options granted. That cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

A summary of the status of the Company’s non-vested restricted shares under the Equity Plan as of March 31, 2017, and changes during the year then ended is presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2016	82	$13.78
Granted	48	$10.78
Vested	(40)	$14.37
Forfeited	—	$—

Non-vested at March 31, 2017	90	$11.95	1.83	$952

The Company awarded approximately 48,000 restricted shares during the fiscal year ended March 31, 2017. The Company granted performance units which, if the employees had reached the maximum performance level, would have awarded approximately 18,000 restricted share awards. Included within the 48,000 restricted shares granted are approximately 10,000 shares that resulted from the Company meeting a performance threshold, which is noted in the Executive Compensation Plan. During the same period, no restricted shares were forfeited.

As of March 31, 2017, there was approximately $645,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.80 years.

10. Employee Benefit Plan

The Company has a 401(k)-retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company did not make a discretionary matching employee contribution. The Board will re-evaluate the Company’s matching policy for plan year 2018 later in 2017. For the fiscal years ended March 31, 2017, 2016 and 2015, the Company recorded expenses of approximately $7,000 each year related to this plan.

11. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Fiscal Year Ending March 31	(In thousands)
2018	$2,023
2019	1,557
2020	756
2021	75

$4,411

Rent expense for the fiscal years ended March 31, 2017, 2016, and 2015 was approximately $2.4, $2.3, and $2.1 million respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

11. Commitments and Contingencies (continued)

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

12. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2017 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$22,915	$22,647	$22,044	$22,860
Interest expense	2,244	2,243	2,258	2,477
Provision for credit losses	7,026	8,144	8,796	13,211
Non-interest expense	8,939	9,102	8,403	8,883

Operating income before income taxes	4,706	3,158	2,587	(1,711)
Income tax expense	1,803	1,188	981	(641)

Net income	$2,903	$1,970	$1,606	$(1,070)

Earnings per share:
Basic	$0.37	$0.25	$0.21	$(0.14)

Diluted	$0.37	$0.25	$0.21	$(0.14)

	Fiscal Year ended March 31, 2016 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$22,025	$22,687	$22,757	$23,238
Interest expense	2,166	2,273	2,311	2,257
Provision for credit losses	4,989	6,177	7,599	7,513
Non-interest expense	8,915	8,940	8,422	9,040

Operating income before income taxes	5,955	5,297	4,425	4,428
Income tax expense	2,285	2,041	1,698	1,702

Net income	$3,670	$3,256	$2,727	$2,726

Earnings per share:
Basic	$0.48	$0.43	$0.36	$0.35

Diluted	$0.47	$0.42	$0.35	$0.35

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

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control-Integrated Framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2017.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2017, as stated in their report, which is included below.

June 14, 2017

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicholas Financial, Inc.

We have audited Nicholas Financial, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Nicholas Financial, Inc. as of and for the year ended March 31, 2017, and our report dated June 14, 2017, expressed an unqualified opinion.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

June 14, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information to be set forth under the captions “Proposal 1: Election of Directors,” “Board of Directors,” “Executive Officers and Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement and Information Circular for the 2017 Annual General Meeting of Shareholders of the Company (the “Proxy Statement”), is incorporated herein by reference.

The Company has adopted a written code of ethics applicable to its chief executive officer, chief financial officer, principal accounting officer and persons performing similar functions. A copy of the code of ethics is posted on the Company’s web site at www.nicholasfinancial.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of the SEC’s Current Report on Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information on the Company’s web site at www.nicholasfinancial.com. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information by reference into, this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2017, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except exercise price)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	333	$10.08	654
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	333	$10.08	654

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

Item 14. Principal Accountant Fees and Services

The information to be set forth under the caption “Ratification of Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Part II, Item 8, of this Report.

(2)	Financial Statement Schedules

All financial schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4	Form of Common Stock Certificate (3)

10.1	Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (4)

10.2	Amendment No. 1, dated as of September 1, 2011, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (5)

10.3	Amendment No. 2, dated as of December 21, 2012, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (6)

10.4	Amendment No. 3, dated as of November 14, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (7)

10.5	Amendment No. 4, dated as of January 30, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (8)

10.6	Amendment No. 5, dated as of December 30, 2016, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (9)

10.7	Nicholas Financial, Inc. Employee Stock Option Plan (10)*

10.8	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan (11)*

10.9	Employment Agreement (as Amended and Restated), dated July 2, 2015, between Nicholas Financial, Inc. and Ralph T. Finkenbrink, President and Chief Executive Officer (12) *

10.10	Employment Agreement (as Amended and Restated), dated July 2, 2015, between Nicholas Financial, Inc. and Kevin D. Bates, Senior Vice President-Branch Operations (13)*

10.11	Employment Agreement dated July 2, 2015, between Nicholas Financial, Inc. and Katie L. MacGillivary, Chief Financial Officer and Vice President of Finance (14)*

10.12	Summary of Fiscal 2016/2017/2018 Annual Incentive Programs*

10.13	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (15)*

10.14	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award (16)*

10.15	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award (17)*

10.16	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Performance Share Award (18)*

10.17	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc. (19)

10.18	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (20)

10.19	Letter Agreement, dated June 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (21)

10.20	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc. (22)

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2009, as filed with the SEC on March 23, 2010.
(5)	Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, as filed with the SEC on November 9, 2011.
(6)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 14, 2014, as filed with the SEC on November 18, 2014.
(8)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, as filed with the SEC on February 9, 2015.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 11, 2017, as filed with the SEC on January 11, 2017.
(10)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81967).
(11)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81961).
(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(13)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.

(14)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(15)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders, as filed with the SEC on July 6, 2015.
(16)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(17)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(18)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(19)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215), as filed with the SEC on April 7, 2004
(20)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(21)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(22)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 14, 2017	By:	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
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

Signature	Title	Date

/s/ Ralph T. Finkenbrink Ralph T. Finkenbrink	Chief Executive Officer, President and Director	June 14, 2017

/s/ Katie L. MacGillivary Katie L. MacGillivary	Chief Financial Officer, Vice President – Finance	June 14, 2017

/s/ Kevin D. Bates Kevin D. Bates	Sr. Vice President-Branch Operations and Director	June 14, 2017

/s/ Todd Pfister Todd Pfister	Director	June 14, 2017

/s/ Robin Hastings Robin Hastings	Director	June 14, 2017

/s/ Scott Fink Scott Fink	Director	June 14, 2017

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc.*

3.2	Notice of Articles of Nicholas Financial, Inc.*

4	Form of Common Stock Certificate*

10.1	Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.2	Amendment No. 1, dated as of September 1, 2011, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.3	Amendment No. 2, dated as of December 21, 2012, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.4	Amendment No. 3, dated as of November 14, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.5	Amendment No. 4, dated as of January 30, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.6	Amendment No. 5, dated as of December 30, 2016, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto*

10.7	Nicholas Financial, Inc. Employee Stock Option Plan*

10.8	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan*

10.9	Employment Agreement (as Amended and Restated), dated July 2, 2015, between Nicholas Financial, Inc. and Ralph T. Finkenbrink, President and Chief Executive Officer*

10.10	Employment Agreement, (as Amended and Restated), dated July 2, 2015, between Nicholas Financial, Inc. and Kevin D. Bates, Senior Vice President-Branch Operations*

10.11	Employment Agreement, dated July 2, 2015, between Nicholas Financial, Inc. and Katie L. MacGillivary, Chief Financial Officer and Vice President of Finance*

10.12	Summary of Fiscal 2016/2017/2018 Annual Incentive Bonus Programs

10.13	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan*

10.14	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award*

10.15	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award*

10.16	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Performance Share Award*

10.17	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc.*

10.18	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction*

10.19	Letter Agreement, dated July 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction*

10.20	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of Nicholas Financial, Inc.*

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Senior Vice President and Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference