Form 10-Q
period 2017-06-30
NICHOLAS FINANCIAL INC
filed 2017-08-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

As of August 1, 2017, 12,538,037 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,824,233 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30, 2017	March 31, 2017
	(Unaudited)
Assets
Cash	$7,717	$2,855
Finance receivables, net	303,531	317,205
Assets held for resale	2,402	2,453
Income taxes receivable	—	719
Prepaid expenses and other assets	776	674
Property and equipment, net	1,179	1,184
Interest rate swap agreements	8	17
Deferred income taxes	9,125	8,505

Total assets	$324,738	$333,612

Liabilities and shareholders’ equity
Line of credit	$204,000	$213,000
Drafts payable	1,865	1,851
Accounts payable and accrued expenses	4,979	5,932
Income taxes payable	406	—
Deferred revenues	3,707	3,969

Total liabilities	214,957	224,752
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued Common stock, no par: 50,000 shares authorized; 12,538 and 12,524 shares issued, respectively; and 7,824 and 7,810 shares outstanding, respectively	33,997	33,889
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	146,243	145,430

Total shareholders’ equity	109,781	108,860

Total liabilities and shareholders’ equity	$324,738	$333,612

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,
	2017	2016
Interest and fee income on finance receivables	$22,198	$22,915
Expenses:
Marketing	391	386
Salaries and employee benefits	5,162	5,593
Administrative	2,995	2,811
Provision for credit losses	9,752	7,026
Depreciation	121	131
Interest expense	2,455	2,244
Change in fair value of interest rate swap agreements	9	18

	20,885	18,209

Operating income before income taxes	1,313	4,706
Income tax expense	500	1,803

Net income	$813	$2,903

Earnings per share:
Basic	$0.10	$0.37

Diluted	$0.10	$0.37

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$813	$2,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121	131
Gain on sale of property and equipment	(8)	(10)
Provision for credit losses	9,752	7,026
Amortization of dealer discounts	(3,043)	(3,574)
Amortization of commission for products	(433)	(456)
Deferred income taxes	(620)	(109)
Share-based compensation	124	118
Excess tax (deficiency) benefit from share-based compensation	(16)	1
Change in fair value of interest rate swap agreements	9	18
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(102)	2
Accounts payable and accrued expenses	(953)	712
Income taxes payable and receivable	1,125	1,902
Deferred revenues	(262)	(7)

Net cash provided by operating activities	6,507	8,657

Cash flows from investing activities
Purchase and origination of finance receivables	(25,056)	(37,678)
Principal payments received	32,454	33,864
Decrease (increase) in assets held for resale	51	(335)
Purchase of property and equipment	(117)	(418)
Proceeds from sale of property and equipment	9	18

Net cash provided by (used in) investing activities	7,341	(4,549)

Cash flows from financing activities
Decrease on line of credit	(9,000)	(2,000)
Change in drafts payable	14	561
Proceeds from exercise of stock options	—	2

Net cash provided by financing activities	(8,986)	(1,437)

Net increase in cash	4,862	2,671
Cash, beginning of period	2,855	1,849

Cash, end of period	$7,717	$4,520

Supplemental Disclosure of noncash investing and financing activities:
Tax deficiency from share awards	—	$(9)

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2017, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the Securities and Exchange Commission on June 14, 2017. The March 31, 2017 consolidated balance sheet included herein has been derived from the March 31, 2017 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended June 30, 2017 and 2016 was 7.56% and 7.15%, respectively in relation to the total amount financed.

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

	Three months ended June 30, (In thousands, except per share amounts)
	2017	2016
Numerator:
Net income per consolidated statements of income	$813	$2,903
Less: Allocation of earnings to participating securities	(14)	(30)

Net income allocated to common stock	799	2,873

Basic earnings per share computation:
Net income allocated to common stock	$799	$2,873

Weighted average common shares outstanding, including shares considered participating securities	7,851	7,753
Less: Weighted average participating securities outstanding	(131)	(81)

Weighted average shares of common stock	7,720	7,672

Basic earnings per share	$0.10	$0.37

Diluted earnings per share computation:
Net income allocated to common stock	$799	$2,873
Undistributed earnings re-allocated to participating securities	—	—

Numerator for diluted earnings per share	$799	$2,873
Weighted average common shares outstanding for basic earnings per share	7,720	7,672
Incremental shares from stock options	53	60

Weighted average shares and dilutive potential common shares	7,773	7,732

Diluted earnings per share	$0.10	$0.37

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three months ended June 30, 2017 and 2016, potential shares of common stock from stock options totaling 155,000 and 165,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables

Finance receivables consist of automobile finance installment Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	June 30,	March 31,
	2017	2017
Finance receivables, gross contract	$491,433	$512,720
Unearned interest	(152,737)	(160,853)

Finance receivables, net of unearned interest	338,696	351,867
Unearned dealer discounts	(16,012)	(17,004)

Finance receivables, net of unearned interest and unearned dealer discounts	322,684	334,863
Allowance for credit losses	(19,153)	(17,658)

Finance receivables, net	$303,531	$317,205

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of June 30,
Contract Portfolio	2017	2016
Weighted APR	22.34%	22.60%
Weighted average discount	7.37%	7.64%
Weighted average term (months)	57	57
Number of active contracts	36,174	37,648

	As of June 30,
Direct Loan Portfolio	2017	2016
Weighted APR	25.47%	25.72%
Weighted average term (months)	33	33
Number of active contracts	2,774	2,973

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended June 30, (In thousands)
	2017	2016
Balance at beginning of period	$16,885	$12,265
Current period provision	9,658	6,955
Losses absorbed	(8,691)	(6,992)
Recoveries	527	608

Balance at end of period	$18,379	$12,836

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

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of June 30, 2017, the average model year of vehicles collateralizing the portfolio was a 2009 vehicle. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended June 30, (In thousands)
	2017	2016
Balance at beginning of period	$773	$748
Current period provision	94	71
Losses absorbed	(101)	(72)
Recoveries	8	17

Balance at end of period	$774	$764

Direct Loans are typically for amounts ranging from $1,000 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. Much of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding if to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of June 30, 2017, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and credit loss trends over several reporting periods which are utilized in estimating future losses and overall portfolio performance.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	June 30, 2017		June 30, 2016
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$450,814	$10,298	$472,424	$10,965
Non-performing accounts	26,149	253	11,603	97

Total	$476,963	$10,551	$484,027	$11,062
Chapter 13 bankruptcy accounts	3,880	39	4,350	40

Finance receivables, gross contract	$480,843	$10,590	$488,377	$11,102

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

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankruptcy accounts:

(In thousands)
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2017	$476,963	$32,032	$15,074	$11,075	$58,181
		6.72%	3.16%	2.32%	12.20%
June 30, 2016	$484,027	$25,445	$8,027	$3,576	$37,048
		5.26%	1.66%	0.74%	7.66%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	Over 90 days	Total
June 30, 2017	$10,551	$310	$102	$151	$563
		2.94%	0.97%	1.43%	5.34%
June 30, 2016	$11,062	$178	$55	$42	$275
		1.61%	0.50%	0.38%	2.49%

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $225.0 million, which matures on January 30, 2018. Prior to December 30, 2016 the pricing on the Line was 300 basis points above 30 day LIBOR with a 1% floor on LIBOR. Effective December 30, 2016, the Company executed an amendment to this existing Line which provided temporary adjustments to the calculation of availability and increased the pricing of the Line to 350 basis points above 30 day LIBOR while maintaining the 1% floor on LIBOR (4.50% at June 30, 2017 and March 31, 2017). The amendment provided for a temporary adjustment to the calculation of the availability under the Line effective as of December 30, 2016 and was in place through June 30, 2017. Regarding such adjustment, an additional event of default was added to the Line that would be triggered if the sum of the percentages of accounts that were more than

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

5. Line of Credit (continued)

thirty days past due, accounts that were charged off, and the value of repossessed vehicles held as assets exceeds a specified monthly threshold. Effective June 30, 2017, the Company executed another amendment to this existing Line which provides temporary relief on the threshold for the Minimum Interest Coverage ratio for the three months ended June 30, 2017. In addition, the pricing of the line will remain at 350 basis points above 30 day LIBOR while maintaining the 1% floor on LIBOR.

Pledged as collateral for this Line are all the assets of the Company. The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. As of June, 30 2017, the Company was in compliance with all debt covenants.

As disclosed in Note 4, the quality of the Company’s loan portfolio has been deteriorating, which has resulted in an increase in non-performing loans, increased delinquencies and other factors, which in turn has resulted in increased net charge-offs and an increase in the provision for credit losses. These conditions have resulted in a reduction in net earnings and have affected our borrowing capacity under the Line.

The Company’s operating results over recent quarters provided indicators that the Company may not be able to continue to comply with certain required financial ratios, covenants and financial tests prior to the maturity date of the Line in the absence of an amendment to the corresponding credit agreement. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our Line. If an event of default occurs under the Line, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the Line, accelerate all amounts outstanding under the Line, or enforce their interest against collateral pledged under the Line.

The Company is in the process of providing information to the agent bank in the loan consortium, in the ordinary course of business as well as making changes in our policies and procedures which we believe will be successful in addressing some of the issues related to loan quality. We are also developing information pertaining to our expected borrowing needs, including proposed covenants, determination of lending levels and availability and other considerations to be submitted to the agent bank to assist in addressing the renewal of the Line upon expiration of the Line in January 2018. The Company has a longstanding relationship with its lenders. While management believes that it will be able to obtain a renewal or extension of the Line, there are no assurances that the lenders will approve the renewal or extension, or, assuming that they will approve it, that the Line will not be on terms less favorable than the current agreement. In the event that the Company obtains information that the existing lenders do not intend to extend the relationship, the Company will seek alternative financing. The Company believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, it can provide no assurances that it will be successful in replacing the Line on reasonable terms or at all.

6. Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

As of the three months ended June 30, 2017, no new contracts were initiated and one of the interest rate swap contracts matured. As of the three months ended June 30, 2016, no new contracts were initiated and no contracts matured.

On June 13, 2017 an interest rate swap agreement with an effective date of June 13, 2012, a notional amount of $25.0 million, and a fixed rate of interest of 1.00% expired. The impact of the swap is included in the gain recognized in income amount below.

The Company currently has one interest rate swap agreement. A July 30, 2012 interest rate swap agreement provides for a five-year interest rate swap in which the Company pays a fixed rate of 0.87% and receives payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement had an effective date of August 13, 2012 and a notional amount of $25.0 million.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The locations and amounts of loss and gain in income are as follows:

	Three months ended June 30,
	(In thousands)
	2017	2016
Periodic change in fair value of interest rate swap agreements	$(9)	$(18)
Periodic settlement differentials included in interest expense	10	(63)

Gain (loss) recognized in income	$1	$(81)

Net realized losses and gains from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended June 30,
	2017	2016
Variable rate received	1.02%	0.44%
Fixed rate paid	0.92%	0.94%

7. Income Taxes

The provision for income taxes decreased to approximately $0.5 million for the three months ended June 30, 2017 from approximately $1.8 million for the three months ended June 30, 2016. The Company’s effective tax rate decreased to 38.11% for the three months ended June 30, 2017 from 38.31% for the three months ended June 30, 2016.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
June 30, 2017 – assets:	$—	$8	$—	$8
March 31, 2017 – assets:	$—	$17	$—	$17

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

The initial terms of the Contracts generally range from 12 to 72 months. The initial terms of the Direct Loans generally range from 12 to 72 months. If liquidated outside of the normal course of business, the amount received may not be the carrying value.

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of June 30, 2017 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	(In thousands) Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
June 30, 2017	$7,717	$—	$—	$7,717	$7,717
March 31, 2017	$2,855	$—	$—	$2,855	$2,855
Finance receivables:
June 30, 2017	$—	$—	$303,531	$303,531	$303,531
March 31, 2017	$—	$—	$317,205	$317,205	$317,205
Line of credit:
June 30, 2017	$—	$204,000	$—	$204,000	$204,000
March 31, 2017	$—	$213,000	$—	$213,000	$213,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 and March 31, 2017.

9. Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

10. Summary of Significant Accounting Policies

Reclassifications

The Company made certain reclassifications to the 2016 statements of cash flows. The amortization of deferred revenues decreased cash flows from operating activities by $456 thousand for 2016 and correspondingly increased cash flows from investing activities. In addition, in accordance with ASU 2016-09, excess tax benefits from share-based compensation increased cash flows from operating activities by $1 thousand for 2016 and correspondingly decreased cash flows from financing activities. Net income and shareholders’ equity was not changed.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting— will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Upon adoption, the Company will add the impact of the full operating lease terms, using the present value of future minimum lease payments to the balance sheet. The Company will continue to evaluate the impact of the adoption of this ASU on the consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report on Form 10-Q contains various statements, other than those concerning historical information, that are based on management’s beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (the “Company,” “we,” “us,” or “our”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results are fluctuations in the economy, the degree and nature of competition and its effects on the Company’s ability to maintain profit margins at acceptable levels or generate net income at all, fluctuations in interest rates, the availability of capital (including the ability to access bank financing) on favorable terms, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on automobile finance installment contracts (“Contracts”), adverse regulatory changes in the Company’s existing and future markets, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses and to expand into new markets, and the Company’s ability to recruit and retain qualified employees. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statement. You should also consult factors described from time to time in the Company’s other filings made with the Securities and Exchange Commission, including its reports on Forms 10-K, 10-Q, 8-K and annual reports to shareholders.

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

The Company has been maintaining historical write-off information for over 20 years with respect to every consolidated static pool, segregating each static pool by liquidation and in effect creating snapshots of a pool’s write-off-to liquidation ratio at five different points in such pool’s liquidation cycle. These snapshots help the Company in determining the appropriate provision for credit losses and subsequent allowance for credit losses. The five snapshots are taken when the liquidation levels are at 20%, 40%, 60%, 80% and 100%.

The Company’s allowance for credit losses incorporates recent trends that include the acquisition of longer term contracts and increased delinquencies which more closely depicts the amount of the allowance for credit losses needed to maintain an adequate reserve. Management evaluates each Contract on an independent basis each quarter and accounts for such Contract’s term, how far along the corresponding loan is in its liquidation cycle, late charges, the number of deferments, and delinquency. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

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

The Company utilizes the branch model, which allows for Contract purchasing to be done on the branch level. The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to provide reasonable assurance that the Contracts that the Company purchases have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines, as well as approve underwriting exceptions. The Company also utilizes internal audit (the “IA”) to assure adherence to its underwriting guidelines. Any Contract that does not meet our underwriting guidelines can be submitted by a branch manager for approval from the Company’s District Managers or senior management.

Introduction

Diluted earnings per share for the three months ended June 30, 2017 decreased 73% to $0.10 as compared to $0.37 for the three months ended June 30, 2016. Net earnings were $0.8 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively. Revenue decreased 3% to $22.2 million for the three months ended June 30, 2017 as compared to $22.9 million for the three months ended June 30, 2016.

Our net earnings for the three months ended June 30, 2017 were adversely affected primarily by an increase in the provision for credit losses due to higher charge-offs and past-due accounts along with a reduction in the gross portfolio yield. Additionally, several negative factors continue to put pressure on our net earnings, including an extremely competitive market, higher than expected losses, and a continuous decline in auction proceeds. We remain cautious with respect to near term losses as delinquency percentages remain elevated.

	Three months ended June 30, (In thousands)
Portfolio Summary	2017	2016
Average finance receivables, net of unearned interest (1)	$346,277	$343,185

Average indebtedness (2)	$210,494	$210,407

Interest and fee income on finance receivables	$22,198	$22,915
Interest expense	2,455	2,244

Net interest and fee income on finance receivables	$19,743	$20,671

Gross portfolio yield (3)	25.64%	26.71%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.84%	2.62%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	11.26%	8.19%

Net portfolio yield (3)	11.54%	15.90%
Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest	10.01%	10.40%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (4)	1.53%	5.50%

Write-off to liquidation (5)	12.16%	9.41%
Net charge-off percentage (6)	9.54%	7.51%

Note: All three-month performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line.
(3)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables, net of unearned interest.
(4)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, and administrative), as a percentage of average finance receivables, net of unearned interest.
(5)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases and originations minus ending receivable balance.
(6)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, decreased 3% to $22.2 million for the three-month period ended June 30, 2017 from $22.9 million for the three-month period ended June 30, 2016. The decrease was primarily due to a decrease in the average dealer discount of the portfolio and a decrease in the average weighted APR of the portfolio, both of which are primarily the result of increased competition for Contracts across all markets.

Average finance receivables, net of unearned interest equaled approximately $346.3 million for the three-month period ended June 30, 2017, an increase of 1% from $343.2 million for the corresponding period ended June 30, 2016. While our purchasing volume has slowed significantly, mainly as a result of a highly competitive market place, our average finance receivables increased slightly year over year primarily due to a change in our accounting policy. As of September 1, 2016, when an account is 180 days contractually delinquent, the account is written off. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. This change aligns the Company’s charge-off policy with practices within the subprime auto financing segment.

The gross portfolio yield decreased to 25.64% for the three-month period ended June 30, 2017 compared to 26.71% for the three-month period ended June 30, 2016. The gross portfolio yield decreased primarily due to the decrease in the average weighted APR of the portfolio and the average dealer discount of the portfolio described above. To a lesser extent, the gross portfolio yield also decreased due to the increase in past-due accounts. The net portfolio yield decreased to 11.54% for the three-month period ended June 30, 2017 from 15.90% for the corresponding period ended June 30, 2016. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, and administrative expenses decreased to approximately $8.7 million for the three-month period ended June 30, 2017 from approximately $8.9 million for the three-month period ended June 30, 2016. The decrease was primarily related to a decrease in average headcount for the three months ended June 30, 2017. The Company decreased average headcount to 307 for the three-month period ended June 30, 2017 from 330 for the three-month period ended June 30, 2016. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 10.01% for the three-month period ended June 30, 2017 from 10.40% for the three-month period ended June 30, 2016.

Interest Expense

Interest expense increased to approximately $2.5 million for the three-month period ended June 30, 2017 as compared to $2.2 million for the three-month period ended June 30, 2016. This increase was primarily due to the increase in the effective interest rate to 350 basis points above 30 day LIBOR. See below for more details. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2017	2016
Variable interest under the line of credit facility	0.19%	0.15%
Settlements under interest rate swap agreements	(0.02)%	0.12%
Credit spread under the line of credit facility	4.50%	4.00%

Average cost of borrowed funds	4.67%	4.27%

LIBOR rates have increased (1.14% as of June 30, 2017 compared to .46% as of June 30, 2016) which caused an increase in variable interest for the amount that exceeded the 1% floor. The increase in LIBOR rates also caused a decrease in expense related to our interest rate swap agreements. In addition, the Company entered into an agreement as of December 30, 2016 that increased the effective interest rate by 50 basis points (to 4.50% as of June 30, 2017 from 4.00% as of June 30, 2016). For further discussions regarding interest rates see “Note 5 – Line of Credit”.

Contract Procurement

The Company purchases Contracts in the eighteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three month periods ended June 30, 2017 and 2016, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	As of June 30,		Three months ended June 30,
	2017		2017	2016
State	Number of branches		Net Purchases (In thousands)
FL	19		$7,985	$11,766
GA	6		2,822	3,303
NC	6		1,693	3,156
SC	2		883	911
OH	7		3,145	4,855
MI	2		1,201	1,818
VA	2		612	843
IN	3		1,786	2,261
KY	3		1,461	1,900
MD	1		296	484
AL	2		741	1,249
TN	2		669	1,319
IL	3		1,043	1,849
MO	3		1,216	1,821
KS	1		479	723
TX	2		622	1,921
PA	1		416	346
WI	–	[a]	91	305

Total	65		$27,161	$40,830

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through an Illinois branch.

	Three months ended June 30, (Purchases in thousands)
Contracts	2017	2016
Purchases	$27,161	$40,830
Weighted APR	22.31%	22.39%
Average discount	7.56%	7.15%
Weighted average term (months)	55	57
Average loan	$11,563	$11,609
Number of Contracts	2,349	3,517

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended June 30, (Originations in thousands)
Direct Loans Originated	2017	2016
Originations	$2,026	$2,276
Weighted APR	25.42%	26.05%
Weighted average term (months)	30	30
Average loan	$3,801	$3,480
Number of loans	533	654

Analysis of Credit Losses

As of June 30, 2017, the Company had approximately 1,475 active static pools. The average pool upon inception consisted of 56 Contracts with aggregate finance receivables, net of unearned interest, of approximately $642,000.

The provision for credit losses increased to $9.8 million for the three months ended June 30, 2017 from $7.0 million for the three months ended June 30, 2016, largely due to net charge-offs (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-offs) increasing to 9.54% for the three months ended June 30, 2017 from 7.51% for the three months ended June 30, 2016. The Company’s allowance for credit losses incorporates recent trends that include the acquisition of longer term contracts and increased delinquencies by analyzing the allowance on a loan by loan basis, which more closely depicts the amount of the allowance for credit losses needed to maintain an adequate reserve. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The Company’s losses as a percentage of liquidation (see note 5 in the Portfolio Summary table in the “Introduction” above for the definition of write-off to liquidation) increased to 12.16% for the three months ended June 30, 2017 as compared to 9.41% for the three months ended June 30, 2016. The increase in the net charge-off and the writeoff to liquidation percentages were the result of several factors, including lower auction proceeds, the acquisition of Contracts that contained some degree of fraudulent information, that at the time of Contract acquisition was not identified, and an increase in the number of Contracts and Direct Loans under which customers decided to discontinue payments to us after they were approved by other lenders for new vehicle financing.

In addition, aggressive competition has forced the Company to purchase lower credit quality Contracts. The Company also experienced a decrease in auction prices from the three months ended June 30, 2016 to the three months ended June 30, 2017. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation and net charge-off percentages. During the three months ended June 30, 2017 and 2016, auction proceeds from the sale of repossessed vehicles averaged approximately 36% and 40%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 6.09% and 8.84% for the three months ended June 30, 2017 and 2016, respectively. The Company attributes a large portion of this decrease simply to the increase in charge-offs; historically, there is a six to twelve-month cooling off period prior to receiving any benefits from post charge-off collection activity. We currently remain in a cycle in which credit is more easily available to our typical customer, which leads many of our customers to be less disciplined about their credit record, including the payment schedule on their Contracts and Direct Loans. Periodically, the Company will aggregate charge-off accounts it deems uncollectible, and sell them to a third-party.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2017 was 12.20%, an increase from 7.66% as of June 30, 2016. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2017 was 5.34%, an increase from 2.49% as of June 30, 2016. The increase in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s continued portfolio weakness. In addition, a portion of the increase is attributed to the Company’s change in accounting policy. As of September 1, 2016, when an account is 180 days contractually delinquent, the account is written off. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. This change aligns the Company’s charge-off policy with practices within the subprime auto financing segment.

As of the date of this report, the Company has moved a majority of its servicing and collection activity back to its branch network for all but five branches. The remaining few branches serviced at the corporate office maintain low delinquencies and write offs.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

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

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended June 30, 2017 and June 30, 2016 the Company granted deferrals to approximately 4.82% and 5.41%, respectively, of total Contracts and Direct Loans. The number of deferrals is influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Income Taxes

The provision for income taxes decreased to approximately $0.5 million for the three months ended June 30, 2017 from approximately $1.8 million for the three months ended June 30, 2016. The Company’s effective tax rate decreased to 38.11% for the three months ended June 30, 2017 from 38.31% for the three months ended June 30, 2016.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30, (In thousands)
	2017	2016
Cash provided by (used in):
Operating activities	$6,507	$8,657
Investing activities (primarily purchase of Contracts)	7,341	(4,549)
Financing activities	(8,986)	(1,437)

Net increase in cash	$4,862	$2,671

The Company made certain reclassifications to the 2016 statements of cash flows. The amortization of deferred revenues decreased cash flows from operating activities by $456 thousand for 2016 and correspondingly increased cash flows from investing activities. In addition, in accordance with ASU 2016-09, excess tax benefits from share-based compensation increased cash flows from operating activities by $1 thousand for 2016 and correspondingly decreased cash flows from financing activities Net income and shareholders’ equity was not changed.

The Company’s primary use of working capital for the three months ended June 30, 2017 was funding the purchase of Contracts, which are financed substantially through cash from principal payments received, cash from operations and our line of credit (the “Line”). The Line is secured by all of the assets of the Company and has a maturity date of January 30, 2018. The Company may borrow up to $225.0 million under the Line. Prior to December 30, 2016, borrowings under the Line were under various LIBOR pricing options plus 300 basis points with a 1% floor on LIBOR. Effective December 30, 2016, the Company entered into an amendment to adjust its availability calculation which increased pricing of the Line to 350 basis points above 30 day LIBOR with a 1% floor on LIBOR through June 30, 2017. Effective June 30, 2017, the Company executed another amendment to this existing Line which provides temporary relief on the threshold for the Minimum Interest Coverage ratio for the three months ended June 30, 2017 and provides that the pricing of the Line will remain at 350 basis points above 30 day LIBOR while maintaining the 1% floor on LIBOR.

As of June 30, 2017, the amount outstanding under the Line was $204.0 million. The exact amount that the Company may borrow under the Line at any given time is determined in accordance with the Second Amended and Restated Loan and Security Agreement, as subsequently amended.

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

The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its funding needs for at least the next twelve months. However, since the borrowings available under the Line are calculated every month based on individual loan criteria as defined in the credit agreement, no assurances can be given that the Company will maintain sufficient availability in the long term. After entering into the most recent amendment to the Line as of June 30, 2017, the Company is in compliance with all of its debt covenants as of June 30, 2017.

As disclosed in Note 4 to the financial statements, the quality of the Company’s loan portfolio has been deteriorating, which has resulted in an increase in non-performing loans, increased delinquencies and other factors, which in turn has resulted in increased net charge-offs and an increase in the provision for credit losses. These conditions have resulted in a reduction in net earnings and have affected our borrowing capacity under the line of credit facility.

The Company’s operating results over recent quarters provided indicators that the Company may not be able to continue to comply with certain of the required financial ratios, covenants and financials tests prior to the maturity date of the line of credit facility in the absence of an amendment to the corresponding credit agreement. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our line of credit facility. If an event of default occurs under the credit facility, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility. See also “The terms of our indebtedness impose significant restrictions on us” in “1A. Risk Factors” in our Annual Report on Form 10-K, which is incorporated herein by reference.

The Company is in the process of providing information to the agent bank in the loan consortium, in the ordinary course of business as well as making changes in our policies and procedures which we believe will address some of the issues related to loan quality. We are also developing information pertaining to our expected borrowing needs, including proposed covenants, determination of lending levels and availability and other considerations to be submitted to the agent bank to assist in addressing the renewal of credit upon expiration of the Line in January 2018. The Company has a longstanding relationship with its lenders. While management believes that it will be able to obtain a renewal or extension of the credit facility, there are no assurances that the lenders will approve the renewal or extension, or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. In the event that the Company obtains information that the existing lenders do not intend to extend the relationship, the Company will seek alternative financing. The Company believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, it can provide no assurances that it will be successful in replacing the line of credit facility on reasonable terms or at all.

Contractual Obligations

The following table summarizes the Company’s material obligations as of June 30, 2017.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$4,148	$1,969	$2,056	$123	$—
Line of credit[1]	204,000	204,000	—	—	—
Interest on Line[1]	5,557	5,557	—	—	—

Total	$213,705	$211,526	$2,056	$123	$—

1.	The Company’s Line matures on January 30, 2018. Interest on outstanding borrowings under the Line as of June 30, 2017, is based on an effective interest rate of 4.67% which includes the estimated effect of the interest rate swap agreements settlements and the temporary agreement through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Operating Strategy

The Company’s principal goals are to increase its profitability and its long-term shareholder value through the measured acquisition of Contracts in existing markets and broadening the geographic area in which its current branches operate. The Company seeks to strengthen its automobile financing program in the eighteen states — Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin — in which it currently operates through it’s centralized funding process and supplementing consumer data obtained from traditional credit bureaus with information obtained from alternative bureaus that is not available from traditional reporting agencies to better inform its automobile financing underwriting. The Company will continue to evaluate any branch locations that do not meet its minimum profitability targets and may elect to close one or more branches in the future. The Company is also evaluating its operational strategy and structure. The Company’s decisions on how it plans to continue operating its business strategy will be influenced by the sustainability of some of its competitors’ underwriting and risk-based pricing. Although the Company has not made any bulk purchases of Contracts in over two decades, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations. The Company cannot provide any assurances, however, that it will be able to further expand in either its current markets or any targeted new markets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used to managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes.

As of June 30, 2017, $179.0 million, or approximately 87.7% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on actual LIBOR rates of 1.23% as of June 30, 2017) would have resulted in an annual after-tax increase of interest expense of approximately $1.1  million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 09, 2017	/s/ Ralph T. Finkenbrink
Ralph T. Finkenbrink
Chairman of the Board, President,
Chief Executive Officer and Director

Date: August 09, 2017	/s/ Katie L. MacGillivary
Katie L. MacGillivary
Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.8	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[1]	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.