Form 10-Q
period 2017-09-30
NICHOLAS FINANCIAL INC
filed 2017-11-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

As of November 1, 2017, 12,597,177 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,883,373 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30, 2017 (Unaudited)	March 31, 2017
Assets
Cash	$3,672	$2,855
Finance receivables, net	290,656	317,205
Assets held for resale	2,612	2,453
Income taxes receivable	628	719
Prepaid expenses and other assets	711	674
Property and equipment, net	1,082	1,184
Interest rate swap agreements	—	17
Deferred income taxes	9,550	8,505

Total assets	$308,911	$333,612

Liabilities and shareholders’ equity
Line of credit	$188,000	$213,000
Drafts payable	1,565	1,851
Accounts payable and accrued expenses	5,377	5,932
Deferred revenues	3,484	3,969

Total liabilities	198,426	224,752
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,597 and 12,524 shares issued, respectively; and 7,883 and 7,810 shares outstanding, respectively	34,357	33,889
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	146,587	145,430

Total shareholders’ equity	110,485	108,860

Total liabilities and shareholders’ equity	$308,911	$333,612

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Interest and fee income on finance receivables	$21,338	$22,647	$43,536	$45,562
Expenses:
Marketing	353	345	744	731
Salaries and employee benefits	4,847	5,729	10,009	11,322
Administrative	2,858	3,009	5,853	5,820
Provision for credit losses	10,146	8,144	19,898	15,170
Depreciation	119	140	240	271
Interest expense	2,443	2,243	4,898	4,487
Change in fair value of interest rate swap agreements	8	(121)	17	(103)

	20,774	19,489	41,659	37,698

Operating income before income taxes	564	3,158	1,877	7,864
Income tax expense	220	1,188	720	2,991

Net income	$344	$1,970	$1,157	$4,873

Earnings per share:
Basic	$0.04	$0.25	$0.15	$0.63

Diluted	$0.04	$0.25	$0.15	$0.62

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$1,157	$4,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	240	271
Gain on sale of property and equipment	(15)	(21)
Provision for credit losses	19,898	15,170
Amortization of dealer discounts	(5,942)	(6,818)
Amortization of commission for products	(841)	(894)
Deferred income taxes	(1,045)	(160)
Share-based compensation	130	310
Change in fair value of interest rate swap agreements	17	(103)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(37)	173
Accounts payable and accrued expenses	(555)	(391)
Income taxes receivable	91	(104)
Deferred revenues	(485)	(41)

Net cash provided by operating activities	12,613	12,265

Cash flows from investing activities
Purchase and origination of finance receivables	(49,119)	(76,148)
Principal payments received	62,553	67,800
Increase in assets held for resale	(159)	(217)
Purchase of property and equipment	(139)	(619)
Proceeds from sale of property and equipment	16	36

Net cash provided by (used in) investing activities	13,152	(9,148)

Cash flows from financing activities
Decrease on line of credit	(25,000)	(2,000)
Change in drafts payable	(286)	830
Proceeds from exercise of stock options	338	3

Net cash used in financing activities	(24,948)	(1,167)

Net increase in cash	817	1,950
Cash, beginning of period	2,855	1,849

Cash, end of period	$3,672	$3,799

Supplemental Disclosure of noncash investing and financing activities:
Tax deficiency from share awards	—	$(9)

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended September 30, 2017 and 2016 was 7.27% and 7.01%, respectively in relation to the total amount financed. The average dealer discount associated with new volume for the six months ended September 30, 2017 and 2016 was 7.41% and 7.08%, respectively.

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

	Three months ended September 30, (In thousands, except per share amounts)		Six months ended September 30, (In thousands, except per share amounts)
	2017	2016	2017	2016
Numerator:
Net income	$344	$1,970	$1,157	$4,873
Less: Allocation of earnings to participating securities	(4)	(26)	(14)	(57)

Net income allocated to common stock	340	1,944	1,143	4,816

Basic earnings per share computation:
Net income allocated to common stock	$340	$1,944	$1,143	$4,816

Weighted average common shares outstanding, including shares considered participating securities	7,847	7,774	7,834	7,763
Less: Weighted average participating securities outstanding	(106)	(102)	(98)	(91)

Weighted average shares of common stock	7,741	7,672	7,736	7,672

Basic earnings per share	$0.04	$0.25	$0.15	$0.63

Diluted earnings per share computation:
Net income allocated to common stock	$340	$1,944	$1,143	$4,816
Undistributed earnings re-allocated to participating securities	—	—	—	—

Numerator for diluted earnings per share	$340	$1,944	$1,143	$4,816
Weighted average common shares outstanding for basic earnings per share	7,741	7,672	7,736	7,672
Incremental shares from stock options	45	61	48	61

Weighted average shares and dilutive potential common shares	7,786	7,733	7,784	7,733

Diluted earnings per share	$0.04	$0.25	$0.15	$0.62

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three months ended September 30, 2017 and 2016, potential shares of common stock from stock options totaling 154,565 and 160,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the six months ended September 30, 2017 and 2016, potential shares of common stock from stock options totaling 149,781 and 162,486, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	September 30,	March 31,
	2017	2017
Finance receivables, gross contract	$470,637	$512,720
Unearned interest	(144,249)	(160,853)

Finance receivables, net of unearned interest	326,388	351,867
Unearned dealer discounts	(14,983)	(17,004)

Finance receivables, net of unearned interest and unearned dealer discounts	311,405	334,863
Allowance for credit losses	(20,749)	(17,658)

Finance receivables, net	$290,656	$317,205

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of September 30,
Contract Portfolio	2017	2016
Weighted APR	22.28%	22.53%
Weighted average discount	7.32%	7.39%
Weighted average term (months)	57	57
Number of active contracts	34,935	37,383

	As of September 30,
Direct Loan Portfolio	2017	2016
Weighted APR	25.29%	25.72%
Weighted average term (months)	33	33
Number of active contracts	2,721	2,965

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
	2017	2016	2017	2016
Balance at beginning of period	$18,379	$12,836	$16,885	$12,265
Current period provision	10,022	8,067	19,680	15,022
Losses absorbed	(8,936)	(8,576)	(17,628)	(15,568)
Recoveries	502	598	1,030	1,206

Balance at end of period	$19,967	$12,925	$19,967	$12,925

The allowance for credit losses is increased by charges against earnings and decreased by charge-offs (net of recoveries). The Company aggregates Contracts into static pools consisting of Contracts purchased during a three-month period for each branch location as management considers these pools to have similar risk characteristics and are considered smaller-balance homogenous loans. The Company analyzes each consolidated static pool at specific points in time to estimate losses that are probable of being incurred as of the reporting date. It has maintained historical write-off information for over 10 years with respect to every consolidated static pool and segregates each static pool by liquidation which creates snapshots or buckets of each pool’s historical write-off to liquidation ratio at five different points in each vintage pool’s liquidation cycle. These snapshots are then used to assist in determining the allowance for credit losses. The five snapshots are tracked at liquidation levels of 20%, 40%, 60%, 80% and 100%. These snapshots help us in determining the appropriate allowance for credit losses.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of September 30, 2017, the average model year of vehicles collateralizing the portfolio was a 2010 vehicle. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
	2017	2016	2017	2016
Balance at beginning of period	$774	$764	$773	$748
Current period provision	124	77	218	148
Losses absorbed	(122)	(72)	(223)	(144)
Recoveries	6	5	14	22

Balance at end of period	$782	$774	$782	$774

Direct Loans are typically for amounts ranging from $1,000 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. Much of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding if to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of September 30, 2017, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and credit loss trends over several reporting periods which are utilized in estimating future losses and overall portfolio performance.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	September 30, 2017		September 30, 2016
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$430,269	$10,290	$466,515	$10,930
Non-performing accounts	25,866	276	17,964	158

Total	$456,135	$10,566	$484,479	$11,088
Chapter 13 bankruptcy accounts	3,901	35	4,204	44

Finance receivables, gross contract	$460,036	$10,601	$488,683	$11,132

A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account, and the accrual of interest income is suspended. As of September 1, 2016, when an account is 180 days contractually delinquent, the account is written off. This change aligned the Company’s charge-off policy with practices common within the subprime auto financing segment. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 bankruptcy accounts. In the event the debtors’ balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankruptcy accounts:

(In thousands, except percentages)
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	91 – 120 days	Over 120	Total
September 30, 2017	$456,135	$27,260	$13,022	$7,501	$5,343	$53,126
		5.98%	2.85%	1.65%	1.17%	11.65%
September 30, 2016	$484,479	$29,327	$10,654	$5,249	$2,061	$47,291
		6.05%	2.20%	1.08%	0.43%	9.76%
Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	91 – 120 days	Over 120	Total
September 30, 2017	$10,566	$273	$59	$71	$146	$549
		2.59%	0.56%	0.67%	1.38%	5.20%
September 30, 2016	$11,088	$296	$87	$54	$17	$454
		2.67%	0.78%	0.49%	0.15%	4.09%

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $225.0 million. Effective November 8, 2017, the Company executed amendment 7 to this existing Line which extends the maturity date to March 31, 2018 and increases the pricing of the Line to 400 basis points above 30 day LIBOR, while maintaining the 1% floor on LIBOR. The amendment also increases the beneficial ownership limit from 20% to 30% and revises the calculation of availability and the minimum interest coverage ratio. The threshold for the minimum interest coverage ratio was lowered for the period ending December 31, 2017.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

5. Line of Credit (continued)

On December 30, 2016, the Company executed an amendment which increased the pricing of the Line to 350 basis points above 30 day LIBOR while maintaining the 1% floor on LIBOR. Prior to December 30, 2016, the pricing on the Line was 300 basis points above 30 day LIBOR with a 1% floor on LIBOR.

Pledged as collateral for this Line are all the assets of the Company. The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. As of September, 30 2017, the Company is in compliance with all debt covenants.

As disclosed in Note 4, the quality of the Company’s loan portfolio has been deteriorating. Additionally, the Company’s operating results over recent quarters provided indicators that the Company may not be able to continue to comply with certain required financial ratios, covenants and financial tests prior to the maturity date of the Line. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our Line. If an event of default occurs under the Line, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the Line, accelerate all amounts outstanding under the Line, or enforce their interest against collateral pledged under the Line.

The Company has a longstanding relationship with its lenders and believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, we can provide no assurances that the lenders will approve the further renewal or extension of the Line past March 31, 2018 or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. The Company may also determine to seek alternative financing, including but not limited to, the issuance of equity or debt; however, we may not be able to raise additional funds on acceptable terms, or at all.

6. Interest Rate Swap Agreements

The Company has utilized interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

As of the six months ended September 30, 2017, no new contracts were initiated and both interest rate swap contracts matured. As of the six months ended September 30, 2016, no new contracts were initiated and no contracts matured.

On June 13, 2017 an interest rate swap agreement with an effective date of June 13, 2012, a notional amount of $25.0 million, and a fixed rate of interest of 1.00% expired.

On July 30, 2017 an interest rate swap agreement with an effective date of July 30, 2012, a notional amount of $25.0 million, and a fixed rate of interest of 0.87% expired.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The locations and amounts of loss and gain in income are as follows:

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
	2017	2016	2017	2016
Periodic change in fair value of interest rate swap agreements	$8	$(121)	$17	$(103)
Periodic settlement differentials included in interest expense	8	55	18	118

Loss (gain) recognized in income	$16	$(66)	$35	$15

Net realized losses and gains from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Variable rate received	1.22%	0.50%	1.05%	0.47%
Fixed rate paid	0.87%	0.94%	0.91%	0.94%

7. Income Taxes

The provision for income taxes decreased to approximately $0.2 million for the three months ended September 30, 2017 from approximately $1.2 million for the three months ended September 30, 2016. The Company’s effective tax rate increased to 38.96% for the three months ended September 30, 2017 from 37.61% for the three months ended September 30, 2016. The increase in the effective tax rate was due to the adoption of ASU 2016-09, “Compensation-Stock Compensation”, which increased income tax expense. The provision for income taxes decreased to approximately $0.7 million for the six months ended September 30, 2017 from approximately $3.0 million for the six months ended September 30, 2016. The Company’s effective tax rate increased to 38.37% for the six months ended September 30, 2017 from 38.03% for the six months ended September 30, 2016.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
September 30, 2017 – assets:	$—	$—	$—	$—
March 31, 2017 – assets:	$—	$17	$—	$17

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

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of September 30, 2017 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	(In thousands)
	Fair Value Measurement Using
				Fair	Carrying
Description	Level 1	Level 2	Level 3	Value	Value
Cash:
September 30, 2017	$3,672	$—	$—	$3,672	$3,672
March 31, 2017	$2,855	$—	$—	$2,855	$2,855
Finance receivables:
September 30, 2017	$—	$—	$290,656	$290,656	$290,656
March 31, 2017	$—	$—	$317,205	$317,205	$317,205
Line of credit:
September 30, 2017	$—	$188,000	$—	$188,000	$188,000
March 31, 2017	$—	$213,000	$—	$213,000	$213,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 and March 31, 2017.

9. Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

10. Summary of Significant Accounting Policies

Reclassifications

The Company made certain reclassifications to the 2016 statements of cash flows. The amortization of deferred revenues decreased cash flows from operating activities by $894 thousand for 2016 and correspondingly increased cash flows from investing activities.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting— will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. While the Company has not specifically evaluated each lease agreement, we anticipate upon adoption, the Company will add the impact of the full operating lease terms that meets the scope, using the present value of future minimum lease payments to the balance sheet. The Company will continue to evaluate the impact of the adoption of this ASU on the consolidated financial statements.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

10. Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU, and all subsequently issued clarifying ASUs, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU would permit public entities to adopt the ASU early, but not before the original effective date (i.e., annual periods beginning after December 15, 2016). The Company continues to scope its general ledger revenue accounts to 1) identify revenue streams that are within the scope of Topic 606; 2) determine if the underlying agreement meets the definition of a contract and if so; 3) complete the remaining steps in the five-step process including potential performance obligations and transaction price. These conclusions may result in recognizing revenue differently than currently used. Finally, the Company must determine how related disclosures will change and select a transition method. The impact of the standard is expected to be limited to a large extent due to Topic 606 including a scope exception for finance receivables. The Company will continue to evaluate the impact of adoption on its consolidated financial statements and disclosures.

The Company does not believe there are any other recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report on Form 10-Q contains various statements, other than those concerning historical information, that are based on management’s beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (the “Company,” “we,” “us,” or “our”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results are the availability of capital (including the ability to access bank financing) on favorable terms, fluctuations in the economy, the degree and nature of competition and its effects on the Company’s ability to maintain profit margins at acceptable levels or generate net income at all, fluctuations in interest rates, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on automobile finance installment contracts (“Contracts”), adverse regulatory changes in the Company’s existing and future markets, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses and to expand into new markets, and the Company’s ability to recruit and retain qualified employees. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statement. You should also consult factors described from time to time in the Company’s other filings made with the Securities and Exchange Commission, including its reports on Forms 10-K, 10-Q, 8-K and annual reports to shareholders.

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this Form 10-Q.

Regulatory Developments

As previously reported, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products, such as Contracts and the direct consumer loans (“Direct Loans”) that we offer, including explicit supervisory authority to examine, audit, and investigate companies offering a consumer financial product such as ourselves. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products. Any such rules could have a material adverse effect on our business, results of operations and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to the collection of delinquent accounts or to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance.

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

Introduction

Diluted earnings per share for the three months ended September 30, 2017 decreased 84% to $0.04 as compared to $0.25 for the three months ended September 30, 2016. Net earnings were $0.3 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively. Revenue decreased 6% to $21.3 million for the three months ended September 30, 2017 as compared to $22.6 million for the three months ended September 30, 2016.

For the six months ended September 30, 2017, per share diluted net earnings decreased 76% to $0.15 as compared to $0.62 for the six months ended September 30, 2016. Net earnings were $1.2 million and $4.9 million for the six months ended September 30, 2017 and 2016, respectively. Revenue decreased 5% to $43.5 million for the six months ended September 30, 2017 as compared to $45.6 million for the six months ended September 30, 2016.

Our net earnings for the three and six months ended September 30, 2017, when compared to the corresponding prior year periods were adversely affected primarily by an increase in the provision for credit losses due to higher charge-offs and past-due accounts along with a reduction in the gross portfolio yield.

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
Portfolio Summary	2017	2016	2017	2016
Average finance receivables, net of unearned interest (1)	$332,402	$343,542	$339,431	$343,327

Average indebtedness (2)	$195,883	$208,461	$203,145	$209,437

Interest and fee income on finance receivables	$21,338	$22,647	$43,536	$45,562
Interest expense	2,443	2,243	4,898	4,487

Net interest and fee income on finance receivables	$18,895	$20,404	$38,638	$41,075

Gross portfolio yield (3)	25.68%	26.37%	25.65%	26.54%
Interest expense as a percentage of average finance receivables, net of unearned interest	2.94%	2.61%	2.89%	2.61%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	12.21%	9.48%	11.72%	8.84%

Net portfolio yield (3)	10.53%	14.28%	11.04%	15.09%
Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest	9.85%	10.60%	9.94%	10.51%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (4)	0.68%	3.68%	1.10%	4.58%

Write-off to liquidation (5)	13.23%	11.41%	12.68%	10.42%
Net charge-off percentage (6)	10.29%	9.36%	9.90%	8.43%
Allowance percentage (7)	6.24%	3.99%	6.11%	3.99%

Note:	All three-month and six-month statement of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line
(3)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables, net of unearned interest.
(4)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, and administrative), as a percentage of average finance receivables, net of unearned interest.
(5)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases and originations minus ending receivable balance.
(6)	Net charge-off percentage represents net charge-offs (charge-offs less recoveries) divided by average finance receivables, net of unearned interest, outstanding during the period.
(7)	Allowance percentage represents the allowance for credit losses divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, decreased 6% to $21.3 million for the three-month period ended September 30, 2017 from $22.6 million for the three-month period ended September 30, 2016. The decrease was primarily due to a decrease in the average weighted APR of the portfolio, which is primarily the result of increased competition for Contracts across all markets as well as a decrease in average finance receivables.

Average finance receivables, net of unearned interest equaled approximately $332.4 million for the three-month period ended September 30, 2017, a decrease of 3% from $343.5 million for the corresponding period ended September 30, 2016. Our purchasing volume declined 38% quarter over quarter mainly as a result of the modification of our underwriting guidelines, including the use of alternative data provided by a third party service company beginning in March 2017, to improve pricing for proper risk, as well as the impact of Hurricane Irma. The decrease in average finance receivables was primarily due to this decrease in purchasing volume, slightly offset by a change in our accounting policy. Beginning on September 1, 2016, when an account is 180 days contractually delinquent, the account is written off. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. This change aligned the Company’s charge-off policy with practices common within the subprime auto financing segment.

The gross portfolio yield decreased to 25.68% for the three-month period ended September 30, 2017 compared to 26.37% for the three-month period ended September 30, 2016. The gross portfolio yield decreased primarily due to the decrease in the average weighted APR of the portfolio described above. To a lesser extent, the gross portfolio yield also decreased due to the increase in past-due accounts (see “Note 4- Finance Receivables” for further discussion). The net portfolio yield decreased to 10.53% for the three-month period ended September 30, 2017 from 14.28% for the corresponding period ended September 30, 2016. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, and administrative expenses decreased to approximately $8.2 million for the three-month period ended September 30, 2017 from approximately $9.2 million for the three-month period ended September 30, 2016. The decrease was primarily related to a decrease in average headcount for the three months ended September 30, 2017. The Company decreased average headcount to 304 for the three-month period ended September 30, 2017 from 326 for the three-month period ended September 30, 2016, mainly due to branch closures. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.85% for the three-month period ended September 30, 2017 from 10.60% for the three-month period ended September 30, 2016.

Interest Expense

Interest expense increased to approximately $2.4 million for the three-month period ended September 30, 2017 as compared to $2.2 million for the three-month period ended September 30, 2016. This increase was primarily due to the increase in the effective interest rate to 350 basis points above 30 day LIBOR. See below for more details. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2017	2016
Variable interest under the line of credit facility	0.51%	0.19%
Settlements under interest rate swap agreements	(0.02)%	0.11%
Credit spread under the line of credit facility	4.50%	4.00%

Average cost of borrowed funds	4.99%	4.30%

LIBOR rates have increased (1.24% as of September 30, 2017 compared to .53% as of September 30, 2016) which caused an increase in variable interest for the amount that exceeded the 1% floor. The increase in LIBOR rates also caused a decrease in expense related to our interest rate swap agreements. During the three months ended September 30, 2017 the Company’s remaining interest rate swap expired (see “Note 6- Interest Rate Swap Agreements” for further discussion). In addition, the Company entered into an agreement as of December 30, 2016 that increased the effective interest rate by 50 basis points (to 4.50% as of September 30, 2017 from 4.00% as of September 30, 2016). For further discussions regarding interest rates see “Note 5 – Line of Credit”.

Six months ended September 30, 2017 compared to six months ended September 30, 2016

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, decreased 5% to $43.5 million for the six-month period ended September 30, 2017 from $45.6 million for the six-month period ended September 30, 2016. The decrease was primarily due to a decrease in the average weighted APR of the portfolio, which is primarily the result of increased competition for Contracts across all markets as well as a decrease in average finance receivables.

Average finance receivables, net of unearned interest equaled approximately $339.4 million for the six-month period ended September 30, 2017, a decrease of 1% from $343.3 million for the corresponding period ended September 30, 2016. Our purchasing volume declined 35% period over period mainly as a result of the modification of our underwriting guidelines, including the use of alternative data provided by a third party service company beginning in March 2017, to improve pricing for proper risk, as well as the impact of Hurricane Irma. The decrease in average finance receivables was primarily due to this decrease in purchasing volume, slightly offset by a change in our accounting policy. Beginning on September 1, 2016, when an account is 180 days contractually delinquent, the account is written off. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. This change aligned the Company’s charge-off policy with practices common within the subprime auto financing segment.

The gross portfolio yield decreased to 25.65% for the six-month period ended September 30, 2017 compared to 26.54% for the six-month period ended September 30, 2016. The gross portfolio yield decreased primarily due to the decrease in the average weighted APR of the portfolio described above. To a lesser extent, the gross portfolio yield also decreased due to the increase in past-due accounts (see “Note 4- Finance Receivables” for further discussion). The net portfolio yield decreased to 11.04% for the six-month period ended September 30, 2017 from 15.09% for the corresponding period ended September 30, 2016. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, and administrative expenses decreased to approximately $16.8 million for the six-month period ended September 30, 2017 from approximately $18.1 million for the six-month period ended September 30, 2016. The decrease was primarily related to a decrease in average headcount for the six months ended September 30, 2017. The Company decreased average headcount to 304 for the six-month period ended September 30, 2017 from 328 for the six-month period ended September 30, 2016, mainly due to branch closures. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.94% for the six-month period ended September 30, 2017 from 10.51% for the six-month period ended September 30, 2016.

Interest Expense

Interest expense increased to approximately $4.9 million for the six-month period ended September 30, 2017 as compared to $4.5 million for the six-month period ended September 30, 2016. This increase was primarily due to the increase in the effective interest rate to 350 basis points above 30 day LIBOR. See below for more details. The following table summarizes the Company’s average cost of borrowed funds:

	Six months ended September 30,
	2017	2016
Variable interest under the line of credit facility	0.34%	0.17%
Settlements under interest rate swap agreements	(0.02)%	0.11%
Credit spread under the line of credit facility	4.50%	4.00%

Average cost of borrowed funds	4.82%	4.28%

LIBOR rates have increased (1.24% as of September 30, 2017 compared to .53% as of September 30, 2016) which caused an increase in variable interest for the amount that exceeded the 1% floor. The increase in LIBOR rates also caused a decrease in expense related to our interest rate swap agreements. During the six months ended September 30, 2017 both of the Company’s interest rate swaps expired (see “Note 6- Interest Rate Swap Agreements” for further discussion). In addition, the Company entered into an agreement as of December 30, 2016 that increased the effective interest rate by 50 basis points (to 4.50% as of September 30, 2017 from 4.00% as of September 30, 2016). For further discussions regarding interest rates see “Note 5 – Line of Credit”.

Contract Procurement

The Company purchases Contracts in the eighteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three and six month periods ended September 30, 2017 and 2016, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	As of September 30,		Three months ended September 30,		Six months ended September 30,
	2017		2017	2016	2017	2016
State	Number of branches		Net Purchases (In thousands)		Net Purchases (In thousands)
FL	19		$6,542	$11,809	$14,528	$23,576
GA	6		2,448	4,016	5,270	7,320
NC	6		2,297	2,947	3,990	6,103
SC	2		1,069	938	1,952	1,849
OH	6		3,592	4,690	6,738	9,545
MI	2		1,198	1,579	2,399	3,396
VA	2		604	1,072	1,216	1,915
IN	3		1,414	2,287	3,199	4,547
KY	3		1,289	2,145	2,750	4,045
MD	1		346	674	642	1,158
AL	2		836	1,312	1,577	2,561
TN	2		653	1,113	1,322	2,432
IL	3		678	1,717	1,720	3,566
MO	3		1,245	1,793	2,461	3,614
KS	1		485	625	964	1,348
TX	2		499	1,740	1,120	3,661
PA	1		572	784	989	1,130
WI	—	[a]	15	299	106	604

Total	64		$25,782	$41,540	$52,943	$82,370

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through an Illinois branch.

	Three months ended September 30, (Purchases in thousands)		Six months ended September 30, (Purchases in thousands)
Contracts	2017	2016	2017	2016
Purchases	$25,782	$41,540	$52,943	$82,370
Weighted APR	21.99%	22.26%	22.15%	22.32%
Average discount	7.27%	7.01%	7.41%	7.08%
Weighted average term (months)	55	57	55	57
Average loan	$11,515	$11,565	$11,539	$11,608
Number of Contracts	2,239	3,592	4,588	7,096

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended September 30, (Originations in thousands)		Six months ended September 30, (Originations in thousands)
Direct Loans Originated	2017	2016	2017	2016
Originations	$1,953	$2,256	$3,979	$4,531
Weighted APR	25.14%	26.18%	25.28%	26.14%
Weighted average term (months)	29	29	30	30
Average loan	$3,897	$3,541	$3,848	$3,510
Number of loans	501	637	1,034	1,291

Analysis of Credit Losses

As of September 30, 2017, the Company had approximately 1,482 active static pools. The average pool upon inception consisted of 52 Contracts with aggregate finance receivables, net of unearned interest, of approximately $597,000.

The provision for credit losses increased to $10.1 million for the three months ended September 30, 2017 from $8.1 million for the three months ended September 30, 2016, largely due to the net charge-off percentage (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage) increasing to 10.29% for the three months ended September 30, 2017 from 9.36% for the three months ended September 30, 2016 for the reasons described below. The provision for credit losses increased to approximately $19.9 million for the six months ended September 30, 2017 from approximately $15.2 million for the six months ended September 30, 2016. This increase is primarily a result of an increase in the net charge-off rate to 9.90% for the six months ended September 30, 2017 from 8.43% for the six months ended September 30, 2016 for the reasons described below.

The Company’s allowance for credit losses incorporates recent trends that include the acquisition of longer term contracts and increased delinquencies by analyzing the allowance on a loan by loan basis, which more closely depicts the amount of the allowance for credit losses needed to maintain an adequate reserve. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators. The allowance for credit losses as a percentage of average net receivables (see note 7 in the Portfolio Summary table in the “Introduction” above for the definition of allowance percentage) increased to 6.24% for the three months ended September 30, 2017 from 3.99% for the three months ended September 30, 2016. The allowance for credit losses as a percentage of average net receivables increased to 6.11% for the six months ended September 30, 2017 from 3.99% for the six months ended September 30, 2016.

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

The Company’s losses as a percentage of liquidation (see note 5 in the Portfolio Summary table in the “Introduction” above for the definition of write-off to liquidation) increased to 13.23% for the three months ended September 30, 2017 as compared to 11.41% for the three months ended September 30, 2016. The Company’s losses as a percentage of liquidation increased to 12.68% for the six months ended September 30, 2017 as compared to 10.42% for the six months ended September 30, 2016.

The increases in the net charge-off percentage and the write-off to liquidation percentage for both the three-month and six-month periods ended September 30, 2017 were primarily the result of the Company underestimating the competitiveness of the market in prior years and purchasing loans of lower credit quality in such years. As these loans move toward maturity, the actual losses do not occur evenly over their respective lives. Within both the three-month and six-month periods ended September 30, 2017 the Company saw more charge-offs in these lower quality pools than it saw for the same pools during the three-month and six- month periods ended September 30, 2016. At the beginning of 2016, the Company implemented measures to mitigate losses, identify fraud on the front end, and more accurately price for risk. In January of 2016 the Company modified its underwriting policies, in March of 2017 the Company engaged Clarity, a third party service company, to more accurately price risk, and in June of 2017 the Company created a centralized funding department to provide a final review of all Contracts prior to funding. The Company also continues to see decreased auction proceeds from repossessed vehicles, which increases the amount of write-offs which, in turn, increases the write-off to liquidation percentage and net charge-off percentage. During the three months ended September 30, 2017 and 2016, auction proceeds from the sale of repossessed vehicles averaged approximately 35% and 37%, respectively, of the related principal balance. During the six months ended September 30, 2017 and 2016, auction proceeds from the sale of repossessed vehicles averaged approximately 35% and 38%, respectively, of the related principal balance. Based on current market conditions, the Company does not expect auction proceeds to improve within the remaining quarters of the fiscal year.

Recoveries as a percentage of charge-offs were approximately 5.61% and 6.98% for the three months ended September 30, 2017 and 2016, respectively. Recoveries as a percentage of charge-offs were approximately 5.85% and 7.82% for the six months ended September 30, 2017 and 2016, respectively. The Company attributes a large portion of this decrease simply to the increase in charge-offs for the 2017 periods, while recoveries reflected in the percentages for the 2017 periods relate to charge-offs . Additionally, the Company periodically aggregates charge-off accounts it deems uncollectible and sell them to a third-party.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2017 was 11.65%, an increase from 9.76% as of September 30, 2016. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2017 was 5.20%, an increase from 4.09% as of September 30, 2016. The increase in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s continued portfolio weakness. In addition, a portion of the increase is attributed to the Company’s change in accounting policy. Beginning on September 1, 2016, when an account is 180 days contractually delinquent, the account is written off. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. This change aligned the Company’s charge-off policy with practices common within the subprime auto financing segment.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended September 30, 2017 and September 30, 2016 the Company granted deferrals to approximately 17.77% and 5.60%, respectively, of total Contracts and Direct Loans. For the six months ended September 30, 2017 and September 30, 2016 the Company granted deferrals to approximately 22.56% and 11.02%, respectively, of total Contracts and Direct Loans. The increase in the number of deferrals for the three and six month periods ended September 30, 2017 was mainly a result of the impact of Hurricane Irma and Hurricane Harvey, with 42% percent of our branch locations located in areas that were affected by these storms. The Company offered deferrals to those customers that were impacted to assist them during a time of crisis. Additionally, deferments are influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Income Taxes

The provision for income taxes decreased to approximately $0.2 million for the three months ended September 30, 2017 from approximately $1.2 million for the three months ended September 30, 2016. The Company’s effective tax rate increased to 38.96% for the three months ended September 30, 2017 from 37.61% for the three months ended September 30, 2016. The increase in the effective tax rate was due to the adoption of ASU 2016-09, “Compensation-Stock Compensation”, which increased income tax expense. The provision for income taxes decreased to approximately $0.7 million for the six months ended September 30, 2017 from approximately $3.0 million for the six months ended September 30, 2016. The Company’s effective tax rate increased to 38.37% for the six months ended September 30, 2017 from 38.03% for the six months ended September 30, 2016.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30, (In thousands)
	2017	2016
Cash provided by (used in):
Operating activities	$12,613	$12,265
Investing activities	13,152	(9,148)
Financing activities	(24,948)	(1,167)

Net increase in cash	$817	$1,950

The Company made certain reclassifications to the 2016 statements of cash flows. The amortization of deferred revenues decreased cash flows from operating activities by $894 thousand for 2016 and correspondingly increased cash flows from investing activities.

The Company’s primary use of working capital for the six months ended September 30, 2017 was funding the purchase of Contracts, which are financed substantially through cash from principal payments received, cash from operations and our line of credit (the “Line”). The Company may borrow up to $225.0 million under the Line. Effective November 8, 2017, the Company executed amendment 7 to this existing Line which extends the maturity date to March 31, 2018 and increases the pricing of the Line to 400 basis points above 30 day LIBOR, while maintaining the 1% floor on LIBOR. The amendment also increases the voting stock ownership limit from 20% to 30% and revises the calculation of availability and the minimum interest coverage ratio. The threshold for the minimum interest coverage ratio was lowered for the period ending December 31, 2017.

On December 30, 2016, the Company executed an amendment which increased the pricing of the Line to 350 basis points above 30 day LIBOR while maintaining the 1% floor on LIBOR. This pricing was maintained under a subsequent amendment effective June 30, 2017. Prior to December 30, 2016 the pricing on the Line was 300 basis points above 30 day LIBOR with a 1% floor on LIBOR.

Pledged as collateral for this Line are all the assets of the Company. The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. As of September 30, 2017, the Company is in compliance with all debt covenants. Had the Company not entered into amendment 6 and amendment 7 to the credit agreement, the Company would not have been in compliance with the minimum interest coverage ratio as of June 30, 2017 and September 30, 2017, respectively.

As of September 30, 2017, the amount outstanding under the Line was $188.0 million, while the average amount outstanding during the three and six months ended September 30, 2017 was $195.9 million and $203.1 million, respectively. The exact amount that the Company may borrow under the Line at any given time is determined in accordance with the Second Amended and Restated Loan and Security Agreement, as subsequently amended.

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

Since the borrowings available under the Line are calculated every month based on individual loan criteria as defined in the credit agreement, no assurances can be given that the Company will maintain sufficient availability.

As disclosed in Note 4 to the financial statements, the quality of the Company’s loan portfolio has been deteriorating, which has resulted in an increase in non-performing loans, increased delinquencies and other factors, which in turn has resulted in increased net charge-offs and an increase in the provision for credit losses. These conditions have resulted in a reduction in net earnings and have affected our borrowing capacity under the credit facility.

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

The Company has a longstanding relationship with its lenders and believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, we can provide no assurances that the lenders will approve the further renewal or extension of the Line past March 31, 2018 or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. The Company may also determine to seek alternative financing, including but not limited to, the issuance of equity or debt; however, we may not be able to raise additional funds on acceptable terms, or at all.

Contractual Obligations

The following table summarizes the Company’s material obligations as of September 30, 2017.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$4,115	$2,102	$1,916	$97	$—
Line of credit[1]	188,000	188,000	—	—	—
Interest on Line[1]	5,001	5,001	—	—	—

Total	$197,116	$195,103	$1,916	$97	$—

1.	The Company’s Line matures on March 31, 2018. Interest on outstanding borrowings under the Line as of September 30, 2017, is based on an effective interest rate of 5.30% which includes increased pricing through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

As of September 30, 2017, $188.0 million, or 100.00% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on actual LIBOR rates of 1.24% as of September 30, 2017) would have resulted in an annual after-tax increase of interest expense of approximately $1.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Principal Executive Officer and the Principal Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 5. OTHER INFORMATION

On November 8, 2017, Nicholas Financial, Inc. (the “Company”) executed an amendment to its existing $225.0 million credit facility, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference. The amendment extends the maturity date to March 31, 2018. The amendment exempts the Company from compliance with the interest coverage ratio requirements imposed on it by the related loan agreement with respect to the four-quarter period ended June 30, 2017 and September 30, 2017. Additionally, the amendment modifies the interest coverage ratio, calculated as of December 31, 2017 for the three-month period then ended, to be 0.25 to 1.00. The amendment also provides for a temporary adjustment to the calculation of availability under the credit facility and increases the allowable voting stock ownership percentage of any one person from 20% to 30%. In accordance with the amendment, the interest rate for borrowings under the credit facility is 3.00% for base rate revolving loans and 4.00% for LIBOR rate revolving loans (increasing from 2.50% and 3.50% respectively).

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 7, dated as of November 8, 2017, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto

10.8	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[1]	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: November 09, 2017	/s/ Kevin D. Bates
Kevin D. Bates
Senior Vice President of Operations
(Principal Executive Officer)

Date: November 09, 2017	/s/ Katie L. MacGillivary
Katie L. MacGillivary
Vice President and
Chief Financial Officer
(Principal Financial Officer)