Form 10-Q
period 2017-12-31
NICHOLAS FINANCIAL INC
filed 2018-02-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 1, 2018, 12,599,201 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,885,397 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31,	March 31,
	2017	2017
	(Unaudited)
Assets
Cash	$3,082	$2,855
Finance receivables, net	281,358	317,205
Assets held for resale	2,975	2,453
Income taxes receivable	620	719
Prepaid expenses and other assets	729	674
Property and equipment, net	970	1,184
Interest rate swap agreements	—	17
Deferred income taxes	6,456	8,505

Total assets	$296,190	$333,612

Liabilities and shareholders’ equity
Line of credit	$178,000	$213,000
Drafts payable	2,186	1,851
Accounts payable and accrued expenses	4,994	5,932
Deferred revenues	3,313	3,969

Total liabilities	188,493	224,752

Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,599 and 12,524 shares issued, respectively; and 7,885 and 7,810 shares outstanding, respectively	34,467	33,889
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	143,689	145,430

Total shareholders’ equity	107,697	108,860

Total liabilities and shareholders’ equity	$296,190	$333,612

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017		2016
Interest and fee income on finance receivables	$20,526	$22,044		$64,062	$67,606

Expenses:
Marketing	351	369		1,095	1,100
Salaries and employee benefits	4,826	5,041		14,835	16,363
Administrative	2,845	2,932		8,698	8,752
Provision for credit losses	8,989	8,796		28,887	23,966
Depreciation	116	142		356	413
Interest expense	2,585	2,258		7,483	6,745
Change in fair value of interest rate swap agreements	—	(81)		17	(184)

	19,712	19,457		61,371	57,155
Operating income before income taxes	814	2,587		2,691	10,451
Income tax expense	3,712	981		4,432	3,972

Net income (loss)	$(2,898)	$1,606		$(1,741)	$6,479

Earnings (loss) per share:
Basic	$(0.37)	$0.21		$(0.22)	$0.83

Diluted	$(0.37)	$0.21	$	(0.22)	$0.83

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended December 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(1,741)	$6,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	356	413
Gain on sale of property and equipment	(22)	(13)
Provision for credit losses	28,887	23,966
Amortization of dealer discounts	(8,670)	(9,830)
Amortization of commission for products	(1,226)	(1,342)
Deferred income taxes	2,049	(626)
Share-based compensation	240	474
Change in fair value of interest rate swap agreements	17	(184)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	156	345
Accounts payable and accrued expenses	(938)	1,552
Income taxes receivable	99	1,198
Deferred revenues	(656)	86

Net cash provided by operating activities	18,551	22,518

Cash flows from investing activities
Purchase and origination of finance receivables	(74,760)	(118,276)
Principal payments received	91,616	95,562
Increase in assets held for resale	(522)	(828)
Purchase of property and equipment	(143)	(728)
Proceeds from sale of property and equipment	23	38

Net cash provided by (used in) investing activities	16,214	(24,232)

Cash flows from financing activities
(Decrease) Increase on line of credit	(35,000)	3,340
Change in drafts payable	335	188
Payment of loan origination fees	(211)	—
Proceeds from exercise of stock options	338	1

Net cash (used in) provided by financing activities	(34,538)	3,529

Net increase in cash	227	1,815
Cash, beginning of period	2,855	1,849

Cash, end of period	$3,082	$3,664

Supplemental Disclosure of noncash investing and financing activities:
Tax deficiency from share awards	—	$(9)

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended December 31, 2017 and 2016 was 6.89% and 6.87%, respectively in relation to the total amount financed. The average dealer discount associated with new volume for the nine months ended December 31, 2017 and 2016 was 7.23% and 7.00%, respectively.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings (Loss) Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings (loss) per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Basic earnings (loss) per share is calculated by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings (loss) per share includes the dilutive effect of additional potential common shares from stock compensation awards. Earnings (loss) per share have been computed based on the following weighted average number of common shares outstanding:

	Three months ended December 31, (In thousands, except per share amounts)		Nine months ended December 31, (In thousands, except per share amounts)
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(2,898)	$1,606	$(1,741)	$6,479
Less: Allocation of earnings (loss) to participating securities	40	(22)	23	(76)

Net income (loss) allocated to common stock	(2,858)	1,584	(1,718)	6,403

Basic earnings (loss) per share computation:
Net income (loss) allocated to common stock	$(2,858)	$1,584	$(1,718)	$6,403

Weighted average common shares outstanding, including shares considered participating securities	7,910	7,697	7,876	7,763
Less: Weighted average participating securities outstanding	(110)	(107)	(102)	(91)

Weighted average shares of common stock	7,800	7,590	7,774	7,672

Basic earnings (loss) per share	$(0.37)	$0.21	$(0.22)	$0.83

Diluted earnings (loss) per share computation:
Net income (loss) allocated to common stock	$(2,858)	$1,584	$(1,718)	$6,403
Undistributed earnings re-allocated to participating securities	—	—	—	—

Numerator for diluted earnings (loss) per share	$(2,858)	$1,584	$(1,718)	$6,403
Weighted average common shares outstanding for basic earnings (loss) per share	7,800	7,590	7,774	7,672
Incremental shares from stock options	—	60	—	60

Weighted average shares and dilutive potential common shares	7,800	7,650	7,774	7,732

Diluted earnings (loss) per share	$(0.37)	$0.21	$(0.22)	$0.83

Diluted earnings (loss) per share do not include the effect of certain stock options as their impact would be anti-dilutive. The potential shares of common stock from stock options totaling 189,690 were excluded from the diluted earnings (loss) per share calculation for December 31, 2017 because the Company experienced a net loss for the period. The potential shares of common stock from stock options totaling 160,000 were excluded from the diluted earnings (loss) per share calculation for December 31, 2016 because their effect is anti-dilutive.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	December 31, 2017	March 31, 2017
Finance receivables, gross contract	$454,277	$512,720
Unearned interest	(137,594)	(160,853)

Finance receivables, net of unearned interest	316,683	351,867
Unearned dealer discounts	(14,138)	(17,004)

Finance receivables, net of unearned interest and unearned dealer discounts	302,545	334,863
Allowance for credit losses	(21,187)	(17,658)

Finance receivables, net	$281,358	$317,205

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of December 31,
	2017	2016
Contract Portfolio
Weighted APR	22.21%	22.43%
Weighted average discount	7.25%	7.48%
Weighted average term (months)	57	57
Number of active contracts	33,993	37,834

	As of December 31,
	2017	2016
Direct Loan Portfolio
Weighted APR	25.18%	25.69%
Weighted average term (months)	33	33
Number of active contracts	2,718	3,023

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts:

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2017	2016	2017	2016
Balance at beginning of period	$19,967	$12,925	$16,885	$12,265
Current period provision	8,818	8,701	28,498	23,723
Losses absorbed	(8,745)	(8,247)	(26,372)	(23,815)
Recoveries	360	570	1,389	1,776

Balance at end of period	$20,400	$13,949	$20,400	$13,949

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

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of December 31, 2017, the average model year of vehicles collateralizing the portfolio was a 2010 vehicle. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2017	2016	2017	2016
Balance at beginning of period	$782	$774	$773	$748
Current period provision	171	95	389	243
Losses absorbed	(172)	(73)	(395)	(217)
Recoveries	6	3	20	25

Balance at end of period	$787	$799	$787	$799

Direct Loans are typically for amounts ranging from $1,000 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. Much of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding if to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of December 31, 2017, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and credit loss trends over several reporting periods which are utilized in estimating future losses and overall portfolio performance.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables (continued)

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	December 31, 2017		December 31, 2016
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$412,775	$10,349	$462,569	$11,231
Non-performing accounts	27,053	217	36,980	280

Total	$439,828	$10,566	$499,549	$11,511
Chapter 13 bankruptcy accounts	3,843	40	4,220	36

Finance receivables, gross contract	$443,671	$10,606	$503,769	$11,547

A non-performing account is defined as an account that is contractually delinquent for 61 days or more and the accrual of interest income is suspended. When an account is 180 days contractually delinquent, the account is written off. The delinquency table below represents both performing and non-performing accounts; however, it does not include Chapter 13 bankruptcy accounts. Upon notification of a Chapter 13 bankruptcy, the account is not modified to reflect the new repayment plan administered by a court-appointed trustee. The cost recovery method of accounting is used, and the accrual of interest income is suspended. The balance will be reduced as payments are received by the bankruptcy court. In the event the debtors’ balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and under its Direct Loans, excluding Chapter 13 bankruptcy accounts:

(In thousands, except percentages)

Contracts	Gross Balance Outstanding	31 – 60days	61 – 90days	91 – 120 days	Over 120	Total
December 31, 2017	$439,828	$33,453	$14,039	$7,893	$5,121	$60,506
		7.61%	3.19%	1.79%	1.16%	13.76%
December 31, 2016	$499,549	$35,184	$17,263	$11,072	$8,645	$72,164
		7.04%	3.46%	2.22%	1.73%	14.45%

Direct Loans	Gross Balance Outstanding	31 – 60days	61 – 90days	91 – 120 days	Over 120	Total
December 31, 2017	$10,566	$254	$102	$32	$83	$471
		2.41%	0.97%	0.30%	0.78%	4.46%
December 31, 2016	$11,511	$282	$155	$61	$64	$562
		2.45%	1.34%	0.53%	0.56%	4.88%

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

5. Line of Credit

The Company has a line of credit facility (the “Line”) up to $225.0 million. On November 8, 2017, the Company executed amendment 7 to this existing Line which extended the maturity date to March 31, 2018 and increased the pricing of the Line to 400 basis points above 30 day LIBOR, while maintaining the 1% floor on LIBOR. The amendment also increased the beneficial ownership limit from 20% to 30% and revised the calculation of availability and the minimum interest coverage ratio. The threshold for the minimum interest coverage ratio was lowered for the period ending December 31, 2017.

On December 30, 2016, the Company executed an amendment which increased the pricing of the Line to 350 basis points above 30 day LIBOR while maintaining the 1% floor on LIBOR. Prior to December 30, 2016, the pricing on the Line was 300 basis points above 30 day LIBOR with a 1% floor on LIBOR.

Pledged as collateral for this Line are all the assets of the Company. The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. As of December, 31 2017, the Company is in compliance with all debt covenants.

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

6. Interest Rate Swap Agreements

The Company previously utilized interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements converted a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables.

During the nine months ended December 31, 2017, no new contracts were initiated and both interest rate swap contracts matured. During the nine months ended December 31, 2016, no new contracts were initiated and no contracts matured.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

6. Interest Rate Swap Agreements (continued)

The locations and amounts of loss and gain in income are as follows:

	Three months ended December 31,		Nine months ended December 31,
	(In thousands)		(In thousands)
	2017	2016	2017	2016
Periodic change in fair value of interest rate swap agreements	$—	$(81)	$17	$(184)
Periodic settlement differentials included in interest expense	—	45	18	163

Loss (gain) recognized in income	$—	$(36)	$35	$(21)

Net realized losses and gains from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Variable rate received	—	0.58%	1.05%	0.51%
Fixed rate paid	—	0.94%	0.91%	0.94%

7. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was passed into law (“TCJA”). The TCJA includes a broad range of tax reform including changes to tax rates and deductions that are effective January 1, 2018. The decrease in the enacted corporate tax rate expected to apply when our temporary differences are realized or settled ultimately resulted in a one-time revaluation of our net deferred tax asset of $3.4 million in December 2017 with a corresponding charge to income tax expense. The tax effects of the TCJA increased income tax expense to a level that reduced net income to a net loss for both the three and nine-month periods ending December 31, 2017.

The provision for income taxes increased to approximately $3.7 million for the three months ended December 31, 2017 from approximately $1.0 million for the three months ended December 31, 2016. The Company’s effective tax rate increased to 456.48% for the three months ended December 31, 2017 from 37.93% for the three months ended December 31, 2016. The provision for income taxes increased to approximately $4.4 million for the nine months ended December 31, 2017 from approximately $4.0 million for the nine months ended December 31, 2016. The Company’s effective tax rate increased to 164.70% for the nine months ended December 31, 2017 from 38.01% for the nine months ended December 31, 2016.

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

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
December 31, 2017 – assets:	$—	$—	$—	$—
March 31, 2017 – assets:	$—	$17	$—	$17

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

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line. Based on these market conditions, the fair value of the Line as of December 31, 2017 was estimated to be equal to the book value. The interest rate for the Line is a variable rate based on LIBOR pricing options.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

8. Fair Value Disclosures (continued)

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
December 31, 2017	$3,082	$—	$—	$3,082	$3,082
March 31, 2017	$2,855	$—	$—	$2,855	$2,855

Finance receivables:
December 31, 2017	$—	$—	$281,358	$281,358	$281,358
March 31, 2017	$—	$—	$317,205	$317,205	$317,205

Line of credit:
December 31, 2017	$—	$178,000	$—	$178,000	$178,000
March 31, 2017	$—	$213,000	$—	$213,000	$213,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 and March 31, 2017.

9. Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

10. Summary of Significant Accounting Policies

Reclassifications

The Company made certain reclassifications to the 2016 statements of cash flows. The amortization of deferred revenues decreased cash flows from operating activities by $1.342 million for 2016 and correspondingly increased cash flows from investing activities.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

10. Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU, and all subsequently issued clarifying ASUs, will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU would permit public entities to adopt the ASU early, but not before the original effective date (i.e., annual periods beginning after December 15, 2016). The impact of the standard is limited to a large extent due to Topic 606 including a scope exception for finance receivables. Since substantially all of the Company’s revenue streams are generated from activities that are outside the scope of the new standard, the Company does not believe that this standard will have a material impact on the Company’s financials. The Company has begun analyzing in-scope contracts using the five-step process outlined in Topic 606 and expects to finalize our conclusion during the quarter ending March 31, 2018.

The Company does not believe there are any other recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report on Form 10-Q contains various statements, other than those concerning historical information, that are based on management’s beliefs and assumptions, as well as information currently available to management, and should be considered forward-looking statements. This notice is intended to take advantage of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (the “Company,” “we,” “us,” or “our”) believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K and “Part II – Item 1A – Risk Factors” in this Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may have a direct bearing on the Company’s operating results are the availability of capital (including the ability to access bank financing) on favorable terms, recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, fluctuations in the economy, the degree and nature of competition and its effects on the Company’s ability to maintain profit margins at acceptable levels or generate net income at all, fluctuations in interest rates, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on automobile finance installment contracts (“Contracts”), adverse regulatory changes in the Company’s existing and future markets, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses and to expand into new markets, and the Company’s ability to recruit and retain qualified employees. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statement. You should also consult factors described from time to time in the Company’s other filings made with the Securities and Exchange Commission, including its reports on Forms 10-K, 10-Q, 8-K and annual reports to shareholders.

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

Because of the nature of the customers under the Company’s Contracts and its Direct Loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative. The Company segregates its Contracts into static pools for purposes of establishing reserves for losses. All Contracts purchased by a branch during a fiscal quarter comprise a static pool. The Company pools Contracts according to branch location because the branches purchase Contracts in different geographic markets. This method of pooling by branch and quarter allows the Company to evaluate the different markets where the branches operate. The pools also allow the Company to evaluate the different levels of customer income, stability and credit history, and the types of vehicles purchased, in each market. In analyzing a static pool, the Company considers the performance of prior static pools originated by the same branch office, the competition at time of acquisition, and current market and economic conditions. Each static pool is analyzed monthly to determine if the loss reserves are adequate, and adjustments are made if they are determined to be necessary. A consolidated static pool contains the static pools of all branches for a given quarter. The Company analyzes each consolidated static pool at specific points in time.

The Company has been maintaining historical write-off information for over 20 years with respect to every consolidated static pool, segregating each consolidated static pool by liquidation and in effect creating snapshots of a pool’s write-off-to liquidation ratio at five different points in such pool’s liquidation cycle. These snapshots help the Company in determining the appropriate provision for credit losses and subsequent allowance for credit losses. The five snapshots are taken when the liquidation levels are at 20%, 40%, 60%, 80% and 100%.

The Company’s allowance for credit losses incorporates recent trends that include the acquisition of longer term contracts and increased delinquencies which the Company believes more closely depicts the amount of the allowance for credit losses needed to maintain an adequate reserve. Management evaluates each static pool on an independent basis each quarter and accounts for such pool’s term, how far along the corresponding pool is in its liquidation cycle, late charges, the number of deferments, and delinquency. This information is based on the result each individual Contract. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Contracts are purchased from many different dealers and are all purchased on an individual Contract-by-Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally based on the lesser of the applicable state maximum interest rate, if any, or the maximum interest rate which the customer will accept. In most markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company does not anticipate any portfolio acquisitions in the near-term.

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

Introduction

Pretax income for the three months ending December 31, 2017 was $.8 million. In the month of December 2017, the Company had a one-time income tax expense adjustment of $3.4 million relating to the Tax Cuts and Jobs Act (“TCJA”) which reduced net income to a net loss. The net loss for the three months ended December 31, 2017 was $2.9 million.

For the three months ended December 31, 2016 the Company had pretax earnings of $2.6 million and net earnings of $1.6 million. Diluted net loss per share decreased to $0.37 for the three months ended December 31, 2017 as compared to diluted earnings per share of $0.21 for the three months ended December 31, 2016. Revenue decreased 7% to $20.5 million for the three months ended December 31, 2017 as compared to $22.0 million for the three months ended December 31, 2016.

The Company announced that its pretax income for the nine months ending December 31, 2017 was $2.7 million. In the month of December 2017, the Company had a one-time income tax expense adjustment of $3.4 million relating to the TCJA which reduced net income to a net loss. The net loss for the nine months ended December 31, 2017 was $1.7 million.

For the nine months ended December 31, 2016 the Company had pretax earnings of $10.5 million and net earnings of $6.5 million. Diluted net loss per share decreased to $0.22 for the nine months ended December 31, 2017 as compared to diluted earnings per share of $0.83 for the nine months ended December 31, 2016. Revenue decreased 5% to $64.1 million for the nine months ended December 31, 2017 as compared to $67.6 million for the nine months ended December 31, 2016.

On December 22, 2017, the Tax Cuts and Jobs Act was passed into law (“TCJA”). The TCJA includes a broad range of tax reform including changes to tax rates and deductions that are effective January 1, 2018. The decrease in the enacted corporate tax rate expected to apply when our temporary differences are realized or settled ultimately resulted in a one-time revaluation of our net deferred tax asset of $3.4 million in December 2017 with a corresponding charge to income tax expense. The tax effects of the TCJA increased income tax expense to a level that reduced net income to a net loss for both the three and nine-month periods ending December 31, 2017.

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2017	2016	2017	2016
Portfolio Summary
Average finance receivables, net of unearned interest (1)	$321,742	$349,916	$333,660	$345,950

Average indebtedness (2)	$183,615	$210,745	$196,619	$209,875

Interest and fee income on finance receivables	$20,526	$22,044	$64,062	$67,606
Interest expense	2,585	2,258	7,483	6,745

Net interest and fee income on finance receivables	$17,941	$19,786	$56,579	$60,861

Gross portfolio yield (3)	25.52%	25.20%	25.60%	26.06%
Interest expense as a percentage of average finance receivables, net of unearned interest	3.21%	2.58%	2.99%	2.60%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	11.18%	10.05%	11.54%	9.24%

Net portfolio yield (3)	11.13%	12.57%	11.07%	14.22%
Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest	10.12%	9.70%	9.98%	10.26%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (4)	1.01%	2.87%	1.09%	3.96%

Write-off to liquidation (5)	13.66%	12.35%	13.00%	11.02%
Net charge-off percentage (6)	10.63%	8.86%	10.13%	8.57%
Allowance percentage (7)	6.59%	4.21%	6.35%	4.26%

Note:	All three-month and nine-month statement of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.

(2)	Average indebtedness represents the average outstanding borrowings under the Line

(3)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables, net of unearned interest.

(4)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, and administrative), as a percentage of average finance receivables, net of unearned interest.

(5)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases and originations minus ending receivable balance.

(6)	Net charge-off percentage represents net charge-offs (charge-offs less recoveries) divided by average finance receivables, net of unearned interest, outstanding during the period.

(7)	Allowance percentage represents the allowance for credit losses divided by average finance receivables, net of unearned interest, outstanding during the period.

Three months ended December 31, 2017 compared to three months ended December 31, 2016

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, decreased 7% to $20.5 million for the three-month period ended December 31, 2017 from $22.0 million for the three-month period ended December 31, 2016. The decrease was primarily due to a decrease in the average weighted APR of the portfolio, and a decrease in the volume of Contracts purchased.

Average finance receivables, net of unearned interest equaled approximately $321.7 million for the three-month period ended December 31, 2017, a decrease of 8% from $349.9 million for the corresponding period ended December 31, 2016. Our purchasing volume declined 39% quarter over quarter mainly as a result of the modification of our underwriting guidelines, including the use of alternative data provided by a third party service company beginning in March 2017, to improve pricing for proper risk. The decrease in average finance receivables, net of unearned interest was primarily due to this decrease in purchasing volume.

The gross portfolio yield increased to 25.52% for the three-month period ended December 31, 2017 compared to 25.20% for the three-month period ended December 31, 2016. The gross portfolio yield increased primarily due to the decrease in past-due accounts (see “Note 4- Finance Receivables” for further discussion). The net portfolio yield decreased to 11.13% for the three-month period ended December 31, 2017 from 12.57% for the corresponding period ended December 31, 2016. The net portfolio yield decreased due to an increase in interest expense, as described under “Interest Expense”, and an increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, and administrative expenses decreased to approximately $8.1 million for the three-month period ended December 31, 2017 from approximately $8.5 million for the three-month period ended December 31, 2016. The decrease was primarily related to a decrease in bonuses related to the declining portfolio performance along with a decrease in administrative costs directly related to the volume of Contracts purchased. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, increased to 10.12% for the three-month period ended December 31, 2017 from 9.70% for the three-month period ended December 31, 2016.

Interest Expense

Interest expense increased to approximately $2.6 million for the three-month period ended December 31, 2017 as compared to $2.3 million for the three-month period ended December 31, 2016. This increase was primarily due to the increase in the pricing to 400 basis points above 30 day LIBOR and an increase in 30 day LIBOR rates. Pricing prior to November 7, 2017 was 350 basis points above 30 day LIBOR. Pricing for the three-month period ended December 31, 2016 was 300 basis points above 30 day LIBOR until December 30, 2016, when it changed to 350 basis points above 30 day LIBOR. This change continued until the November 7, 2017 amendment. See below for more details. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2017	2016
Variable interest under the line of credit facility	0.63%	0.21%
Settlements under interest rate swap agreements	0.00%	0.09%
Credit spread under the line of credit facility	5.00%	4.00%

Average cost of borrowed funds	5.63%	4.30%

LIBOR rates have increased (1.57% as of December 31, 2017 compared to .77% as of December 31, 2016) which caused an increase in variable interest for the amount that exceeded the 1% floor. Average cost of borrowed funds is greater than the highest 30 day LIBOR rate plus 400 basis points, or 5.57%, due to amortized loan costs. During the three months ended September 30, 2017, the Company’s remaining interest rate swap expired (see “Note 6- Interest Rate Swap Agreements” for further discussion) but these did not have a significant effect on borrowing costs. For further discussions regarding interest rates see “Note 5 – Line of Credit”.

Nine months ended December 31, 2017 compared to nine months ended December 31, 2016

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, decreased 5% to $64.1 million for the nine-month period ended December 31, 2017 from $67.6 million for the nine-month period ended December 31, 2016. The decrease was primarily due to a decrease in the average weighted APR of the portfolio, and a decrease in the volume of Contracts purchased.

Average finance receivables, net of unearned interest equaled approximately $333.7 million for the nine-month period ended December 31, 2017, a decrease of 4% from $346.0 million for the corresponding period ended December 31, 2016. Our purchasing volume declined 36% period over period mainly as a result of the modification of our underwriting guidelines, including the use of alternative data provided by a third party service company beginning in March 2017, to improve pricing for proper risk. The decrease in average finance receivables, net of unearned interest was primarily due to this decrease in purchasing volume.

The gross portfolio yield decreased to 25.60% for the nine-month period ended December 31, 2017 compared to 26.06% for the nine-month period ended December 31, 2016. The gross portfolio yield decreased primarily due to the decrease in the average weighted APR of the portfolio described above. The net portfolio yield decreased to 11.07% for the nine-month period ended December 31, 2017 from 14.22% for the corresponding period ended December 31, 2016. The net portfolio yield decreased due to a decrease in the gross portfolio yield, but primarily to an increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Marketing, Salaries, Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries, employee benefits, depreciation, and administrative expenses decreased to approximately $25.0 million for the nine-month period ended December 31, 2017 from approximately $26.6 million for the nine-month period ended December 31, 2016. The decrease was primarily related to a decrease in the amount of Contracts purchased and a decrease in average headcount for the nine months ended December 31, 2017. The Company decreased average headcount to 305 for the nine-month period ended December 31, 2017 from 317 for the nine-month period ended December 31, 2016, mainly due to branch closures. Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of finance receivables, net of unearned interest, decreased to 9.98% for the nine-month period ended December 31, 2017 from 10.26% for the nine-month period ended December 31, 2016.

Interest Expense

Interest expense increased to approximately $7.5 million for the nine-month period ended December 31, 2017 as compared to $6.7 million for the nine-month period ended December 31, 2016. This increase was primarily due to the increase in the pricing to 400 basis points above 30 day LIBOR and an increase in 30 day LIBOR rates. Pricing prior to November 7, 2017 was 350 basis points above 30 day LIBOR. Pricing for the nine-month period ended December 31, 2016 was 300 basis points above 30 day LIBOR until December 30, 2016, when it changed to 350 basis points above 30 day LIBOR. This change continued until the November 7, 2017 amendment. See below for more details. The following table summarizes the Company’s average cost of borrowed funds:

	Nine months ended December 31,
	2017	2016
Variable interest under the line of credit facility	0.08%	0.18%
Settlements under interest rate swap agreements	(0.01)%	0.10%
Credit spread under the line of credit facility	5.00%	4.00%

Average cost of borrowed funds	5.07%	4.28%

LIBOR rates have increased (1.57% as of December 31, 2017 compared to .77% as of December 31, 2016) which caused an increase in variable interest for the amount that exceeded the 1% floor. The increase in LIBOR rates also caused a decrease in expense related to our interest rate swap agreements. During the nine months ended December 31, 2017, both of the Company’s interest rate swaps expired (see “Note 6- Interest Rate Swap Agreements” for further discussion) but these did not have a significant effect on borrowing costs. For further discussions regarding interest rates see “Note 5 – Line of Credit”.

Contract Procurement

The Company purchases Contracts in the eighteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three and nine month periods ended December 31, 2017 and 2016, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company, net of unearned interest.

	As of December 31, 2017		Three months ended December 31,		Nine months ended December 31,
			2017	2016	2017	2016
State	Number of branches		Net Purchases (In thousands)		Net Purchases (In thousands)
FL	19		$6,552	$12,950	$21,081	$36,527
GA	6		3,000	4,195	8,270	11,515
NC	6		2,374	3,740	6,364	9,843
SC	2		1,088	1,213	3,040	3,062
OH	6		3,693	5,100	10,431	14,645
MI	2		1,286	1,725	3,685	5,121
VA	2		770	1,126	1,986	3,041
IN	3		1,776	2,318	4,975	6,865
KY	3		1,410	2,271	4,159	6,316
MD	1		244	898	886	2,056
AL	2		682	1,138	2,259	3,699
TN	2		982	1,426	2,304	3,858
IL	3		525	2,004	2,245	5,570
MO	3		1,153	2,383	3,615	5,997
KS	1		427	926	1,390	2,274
TX	2		739	1,578	1,859	5,239
PA	1		677	748	1,666	1,878
WI	–	[a]	—	202	106	806

Total	64		$27,378	$45,941	$80,321	$128,312

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through an Illinois branch.

	Three months ended December 31, (Purchases in thousands)		Nine months ended December 31, (Purchases in thousands)
Contracts	2017	2016	2017	2016
Purchases	$27,378	$45,941	$80,321	$128,312
Weighted APR	21.68%	21.99%	21.99%	22.20%
Average discount	6.89%	6.87%	7.23%	7.00%
Weighted average term (months)	54	57	55	57
Average loan	$11,577	$11,945	$11,552	$11,727
Number of Contracts	2,365	3,846	6,953	10,942

Loan Origination

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest.

	Three months ended December 31, (Originations in thousands)		Nine months ended December 31, (Originations in thousands)
Direct Loans Originated	2017	2016	2017	2016

Originations	$2,218	$2,578	$6,196	$7,109
Weighted APR	25.20%	25.87%	25.25%	26.03%
Weighted average term (months)	28	29	29	29
Average loan	$3,566	$3,661	$3,742	$3,563
Number of loans	622	704	1,656	1,995

Analysis of Credit Losses

As of December 31, 2017, the Company had approximately 1,491 active static pools. The average pool upon inception consisted of 49 Contracts with aggregate finance receivables, net of unearned interest, of approximately $570,000.

The provision for credit losses increased to $9.0 million for the three months ended December 31, 2017 from $8.8 million for the three months ended December 31, 2016, largely due to the net charge-off percentage (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage) increasing to 10.63% for the three months ended December 31, 2017 from 8.86% for the three months ended December 31, 2016 for the reasons described below. The provision for credit losses increased to approximately $28.9 million for the nine months ended December 31, 2017 from approximately $24.0 million for the nine months ended December 31, 2016. This increase is primarily a result of an increase in the net charge-off rate to 10.13% for the nine months ended December 31, 2017 from 8.57% for the nine months ended December 31, 2016 for the reasons described below.

The Company’s allowance for credit losses incorporates recent trends that include increased delinquencies by analyzing the allowance on a loan by loan basis, which the Company believes more closely depicts the amount of the allowance for credit losses needed to maintain an adequate reserve within a static pool. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators. The allowance for credit losses as a percentage of average net receivables (see note 7 in the Portfolio Summary table in the “Introduction” above for the definition of allowance percentage) increased to 6.59% for the three months ended December 31, 2017 from 4.21% for the three months ended December 31, 2016. The allowance for credit losses as a percentage of average net receivables increased to 6.35% for the nine months ended December 31, 2017 from 4.26% for the nine months ended December 31, 2016. The increase is primarily a result of an increase in write-off to liquidation to 13.66% for the three months ended December 31, 2017 from 12.35% for the three months ended December 31, 2016 and to 13.00% for the nine months ended December 31, 2017 from 11.02% for the nine months ended December 31, 2016.

The Company considers multiple factors to assist in determining appropriate loss reserve levels. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. The longer-term outlook for portfolio performance will depend on overall economic conditions, the rational or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting and collections philosophy in additional geographic areas as it strives to continue its expansion.

The Company’s loan losses as a percentage of liquidation (see note 5 in the Portfolio Summary table in the “Introduction” above for the definition of write-off to liquidation) increased to 13.66% for the three months ended December 31, 2017 as compared to 12.35% for the three months ended December 31, 2016. The Company’s losses as a percentage of liquidation increased to 13.00% for the nine months ended December 31, 2017 as compared to 11.02% for the nine months ended December 31, 2016.

The increases in the net charge-off percentage, write-off to liquidation percentage and allowance percentage for both the three-month and nine-month periods ended December 31, 2017 were primarily the result of the Company underestimating the competitiveness of the market in prior years and purchasing loans of lower credit quality in such years. As these loans move toward maturity, the actual losses do not occur evenly over their respective lives. Within both the three-month and nine-month periods ended December 31, 2017, the Company saw more charge-offs in these lower quality pools than it saw for the same pools during the three-month and nine-month periods ended December 31, 2016. At the beginning of 2016, the Company implemented measures to mitigate losses, identify fraud on the front end, and more accurately price for risk. In January of 2016, the Company modified its underwriting policies, in March of 2017 the Company engaged a third party service company, to more accurately price risk, and in June of 2017, the Company created a centralized funding department to provide a final review of all Contracts prior to funding. The Company also continues to see decreased auction proceeds from repossessed vehicles, which increases the amount of write-offs which, in turn, increases the write-off to liquidation percentage, allowance percentage and net charge-off percentage. During the three months ended December 31, 2017 and 2016, auction proceeds from the sale of repossessed vehicles averaged approximately 36% and 37%, respectively, of the related principal balance. During the nine months ended December 31, 2017 and 2016, auction proceeds from the sale of repossessed vehicles averaged approximately 35% and 38%, respectively, of the related principal balance. Based on current market conditions, the Company does not expect auction proceeds to improve within the remaining quarters of the fiscal year.

Recoveries as a percentage of charge-offs were approximately 4.10% and 6.88% for the three months ended December 31, 2017 and 2016, respectively. Recoveries as a percentage of charge-offs were approximately 5.26% and 7.49% for the nine months ended December 31, 2017 and 2016, respectively. The Company attributes a large portion of this decrease simply to the increase in charge-offs for the 2017 periods, and to a lesser extent to the September 1, 2016, change in its accounting policy to write off accounts that are 180+ delinquent (from 120+ days delinquent). The Company periodically aggregates charge-off accounts it deems uncollectible and sells them to a third-party. For the nine months ended December 31,2016 the Company received approximately $225k from a third party sale, this has not occurred in the nine-months ended December 31, 2017.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2017 was 13.76%, a decrease from 14.45% as of December 31, 2016. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2017 was 4.46%, a decrease from 4.88% as of December 31, 2016. The decrease in delinquency percentage for both Contracts and Direct Loans was driven primarily by portfolio improvement. The delinquency percentage for the period ended December 31, 2016 was exacerbated by greater than anticipated difficulties in implementing a centralized collection model in October 2016, after the Company moved all loan-servicing operations from branch locations to a centralized location within its corporate headquarters in Clearwater. The Company has since moved all of its collections back to the branches.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended December 31, 2017 and December 31, 2016, the Company granted deferrals to approximately 7.47% and 11.84%, respectively, of total Contracts and Direct Loans. For the nine months ended December 31, 2017 and December 31, 2016, the Company granted deferrals to approximately 30.34% and 22.85%, respectively, of total Contracts and Direct Loans. The increase in the number of deferrals for the nine month period ended December 31, 2017 was mainly a result of the impact of Hurricane Irma and Hurricane Harvey, with 42% of our branch locations located in areas that were affected by these storms. The Company offered deferrals to those customers that were impacted to assist them during a time of crisis. Additionally, deferments are influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was passed into law (“TCJA”). The TCJA includes a broad range of tax reform including changes to tax rates and deductions that are effective January 1, 2018. The decrease in the enacted corporate tax rate expected to apply when our temporary differences are realized or settled ultimately resulted in a one-time revaluation of our net deferred tax asset of $3.4 million in December 2017 with a corresponding charge to income tax expense. The tax effects of the TCJA increased income tax expense to a level that reduced net income to a net loss for both the three and nine-month periods ending December 31, 2017.

The provision for income taxes increased to approximately $3.7 million for the three months ended December 31, 2017 from approximately $1.0 million for the three months ended December 31, 2016. The Company’s effective tax rate increased to 456.48% for the three months ended December 31, 2017 from 37.93% for the three months ended December 31, 2016. The provision for income taxes increased to approximately $4.4 million for the nine months ended December 31, 2017 from approximately $4.0 million for the nine months ended December 31, 2016. The Company’s effective tax rate increased to 164.70% for the nine months ended December 31, 2017 from 38.01% for the nine months ended December 31, 2016.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31, (In thousands)
	2017	2016
Cash provided by (used in):
Operating activities	$18,551	$22,518
Investing activities	16,214	(24,232)
Financing activities	(34,538)	3,529

Net increase in cash	$227	$1,815

The Company’s primary use of working capital for the nine months ended December 31, 2017 was funding the purchase of Contracts, which are financed substantially through cash from principal payments received, cash from operations and our line of credit (the “Line”). The Company may borrow up to $225.0 million under the Line. Effective November 8, 2017, the Company executed amendment 7 to the Line which extended the maturity date to March 31, 2018 and increased the pricing of the Line to 400 basis points above 30 day LIBOR, while maintaining the 1% floor on LIBOR. The amendment also increased the voting stock ownership limit from 20% to 30% and revised the calculation of availability and the minimum interest coverage ratio. The threshold for the minimum interest coverage ratio was lowered for the period ending December 31, 2017.

On December 30, 2016, the Company had executed an amendment which increased the pricing of the Line to 350 basis points above 30 day LIBOR while maintaining the 1% floor on LIBOR. This pricing was maintained under a subsequent amendment effective June 30, 2017. Prior to December 30, 2016, the pricing on the Line was 300 basis points above 30 day LIBOR with a 1% floor on LIBOR.

Pledged as collateral for this Line are all the assets of the Company. The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. As of December 31, 2017, the Company is in compliance with all debt covenants. Had the Company not entered into amendment 6 and amendment 7 to the credit agreement, the Company would not have been in compliance with the minimum interest coverage ratio of 1.5:1 as of June 30, 2017, September 30, 2017 and December 31, 2017, respectively.

As of December 31, 2017, the amount outstanding under the Line was $178.0 million, while the average amount outstanding during the three and nine months ended December 31, 2017 was $183.6 million and $196.6 million, respectively. The exact amount that the Company may borrow under the Line at any given time is determined in accordance with the Second Amended and Restated Loan and Security Agreement, as subsequently amended.

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

As disclosed in Note 4 to the financial statements, the quality of the Company’s loan portfolio has generally been deteriorating, which has resulted in an increase in non-performing loans, an increase in delinquencies (with a decrease limited to the quarter ended December 31, 2017) and other factors, which in turn has resulted in increased net charge-offs and an increase in the provision for credit losses. These conditions have resulted in a reduction in net earnings and have affected our borrowing capacity under the credit facility.

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

The Company has a longstanding relationship with its lenders and believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources. However, the Line currently matures on March 31,2018. The Company can provide no assurances that the lenders will approve the further renewal or extension of the Line past its current maturity or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. The Company may also determine to seek alternative financing, including but not limited to, the issuance of equity or debt; however, we may not be able to raise additional funds on acceptable terms, or at all.

See also “Our business depends on our continued access to bank financing on acceptable terms” in “1A. Risk Factors” in this report, which is incorporated herein by reference.

Contractual Obligations

The following table summarizes the Company’s material obligations as of December 31, 2017.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$4,153	$2,505	$1,578	$70	$—
Line of credit[1]	178,000	178,000	—	—	—
Interest on Line[1]	2,479	2,479	—	—	—

Total	$184,632	$182,984	$1,578	$70	$—

1.	The Company’s Line matures on March 31, 2018. Interest on outstanding borrowings under the Line as of December 31, 2017, is based on an effective interest rate of 5.57%. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used to managing fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes and does not currently have any active agreements.

As of December 31, 2017, $178.0 million, or 100.00% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on actual LIBOR rates of 1.57% as of December 31, 2017) would have resulted in an annual after-tax increase of interest expense of approximately $1.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Principal Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Principal Executive Officer and the Principal Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017, which could materially affect our business, financial condition or future results. The risks described below, elsewhere in this report and in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business depends on our continued access to bank financing on acceptable terms.

Our business is particularly dependent on our ability to access bank financing at competitive rates. We currently use a $225.0 million line of credit facility (the “Line”) with a consortium of lenders to finance a large portion of our Contract purchases and Direct Loans. This Line has a maturity date of March 31, 2018.    Effective November 8, 2017, the Company executed amendment 7 to the Line, which extended the maturity date to March 31, 2018 and increased the pricing of the Line to 400 basis points above 30 day LIBOR, while maintaining the 1% floor on LIBOR. The amendment also increased the voting stock ownership limit from 20% to 30% and revised the calculation of availability and the minimum interest coverage ratio. The threshold for the minimum interest coverage ratio was lowered for the period ending December 31, 2017.

We can provide no assurances that the lenders will approve the further renewal or extension of the Line past March 31, 2018 or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. If the Company is unable to renew or replace the facility or find alternative financing, or to do so on acceptable terms, it will be unable to finance the same or similar level of Contract purchases or Direct Loans, and will likely be required to curtail portions of its strategic plan. This in turn would have a material adverse effect on its liquidity, capital resources and results of operations.

Pledged as collateral for the Line are substantially all of the assets of the Company. The Line requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. Had the Company not entered into amendment 6 and amendment 7 to the credit agreement, the Company would not have been in compliance with the minimum interest coverage ratio of 1.5:1 as of June 30, 2017, September 30, 2017 and December 31, 2017, respectively. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under the Line. If an event of default occurs, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility.

Since the borrowings available under the Line are calculated every month based on individual loan criteria as defined in the credit agreement, no assurances can be given that the Company will maintain sufficient availability. As disclosed in Note 4 to the financial statements, the quality of the Company’s loan portfolio has generally been deteriorating, which has resulted in an increase in non-performing loans, an increase in delinquencies (with a decrease limited to the quarter ended December 31, 2017) and other factors, which in turn has resulted in increased net charge-offs and an increase in the provision for credit losses. These conditions have resulted in a reduction in net earnings and have affected our borrowing capacity under the Line.

The Company may also determine to seek alternative financing, including but not limited through the issuance of equity or debt. We may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our operating activities, we may be required to curtail portions of our strategic plan. Any equity financings may cause substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of our business model, and the offering terms, among other things.

Changes in U.S. federal, state and local tax law or interpretations of existing tax law could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

We are subject to taxation at the federal, state and local levels in the United States. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The changes included in the TCJA are broad and complex. The final transition impacts of the TCJA may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results in the fourth quarter of fiscal 2018 and our further analysis of the new law.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement, dated December 12, 2017, between Nicholas Financial, Inc. and Douglas Marohn, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2017)*

10.2	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[1]	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated

[1]This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                NICHOLAS FINANCIAL, INC.

                (Registrant)

Date: February 09, 2018	/s/ Doug Marohn
Doug Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 09, 2018	/s/ Katie L. MacGillivary
Katie L. MacGillivary
Vice President and
Chief Financial Officer
(Principal Financial Officer)