Form 10-K
period 2018-03-31
NICHOLAS FINANCIAL INC
filed 2018-06-27
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2018

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

At September 30, 2017, the aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant was approximately $48.8 million.

As of June 22, 2018, approximately 12.6 million shares, no par value, of the Registrant were outstanding (of which approximately 4.7 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and approximately 7.9 million shares were entitled to vote).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2018 Annual General Meeting of Shareholders are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (this “Report” or “Annual Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “will,” “may,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc. and its subsidiaries (collectively the “Company”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed herein under “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include the availability of capital (including the ability to access bank financing), recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017, fluctuations in the economy, the degree and nature of competition and its effects on the Company’s financial results, fluctuations in interest rates, the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on automobile finance installment contracts (“Contracts”), adverse regulatory changes in the Company’s existing and future markets, the Company’s intentions regarding strategic alternatives, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses and to expand into new markets, and the Company’s ability to recruit and retain qualified employees. All forward-looking statements included in this Report are based on information available to the Company as of the date of filing of this Report, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s other filings made with the US Securities and Exchange Commission (“SEC”), including its reports on Forms 10-Q, 8-K and annual reports to shareholders.

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are currently conducted exclusively through its wholly-owned indirect subsidiary, Nicholas Financial, Inc., a Florida corporation (“Nicholas Financial”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products. A second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), serves as the intermediate holding company for Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial and NDS are hereafter collectively referred to as the “Company”. Nicholas Financial’s operations accounted for 100% of the Company’s consolidated revenue for the fiscal years ended March 31, 2018, 2017 and 2016.

All financial information herein is designated in United States dollars. References to “fiscal 2018” are to our fiscal year ended March 31, 2018, references to “fiscal 2017” are to our fiscal year ended March 31, 2017, and references to “fiscal 2016” are to our fiscal year ended March 31, 2016.

The Company’s principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759, and its telephone number is (727) 726-0763.

Available Information

The Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Sections 13, 14 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Center section of the Company’s Internet website at http://www.nicholasfinancial.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information by reference into, this Report. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Operating Strategy

The Company previously announced that it was re-evaluating its operational strategy and structure. Under its new management team, however, the Company has elected to remain committed to its branch-based model and its core product of financing primary transportation to and from work for the subprime borrower. The Company will strategically employ the use of centralized services departments to supplement the branch operations and improve operational efficiencies, but its focus will be on its core business model of decentralized operations. The Company’s strategy will also include pricing based on risk (rate, yield, advance, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance.

The Company’s principal goals are to increase its profitability and its long-term shareholder value through the measured acquisition of Contracts in existing markets and broadening the geographic area in which its current branches operate. The Company seeks to strengthen its automobile financing program in the seventeen states — Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin — in which it currently operates by employing its core branch-based business model in each market it services, while supporting its branch network with targeted centralized servicing departments. During fiscal 2016, the Company started buying Contracts in Wisconsin and Pennsylvania. Dealers in Wisconsin are serviced in our Gurnee, Illinois branch. During fiscal 2017, the Company consolidated branch offices located in Sarasota, Florida, Toledo, Ohio and Troy, Michigan with other branches in those markets. During fiscal 2018, the Company consolidated branch offices located in Dayton, Ohio, Doral, Florida and Villa Park, Illinois with other branches in those markets. The Company also exited the Maryland market by closing its branch office located in Baltimore. The Company will continue to evaluate any branch locations not meeting its minimum profitability targets and may elect to close additional branches in the future. The Company also continues to look for expansion opportunities both in states in which it currently operates and in new states. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

Although the Company has not made any bulk purchases of Contracts in over two decades, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers or lenders in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations.

The Company is currently licensed to provide Direct Loans in Florida and North Carolina. The Company is considering the solicitation of current customers in Florida and North Carolina for the purpose of selling Direct Loans to such customers, and the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 3% and 10% of its total portfolio for the foreseeable future.

The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

Automobile Finance Business – Contracts

The Company is engaged in the business of providing financing programs, primarily to purchasers of used cars and light trucks who meet the Company’s credit standards but who do not meet the credit standards of traditional lenders, such as banks and credit unions because of the customer’s credit history, job instability, the age of the vehicle being financed or some other factor(s). Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase Contracts for purchases made by borrowers who do not have a good credit history and for older model and high-mileage automobiles. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: current income; credit history; history in making installment payments for automobiles; current and prior job status; and place and length of residence. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract.

As of the date of this Annual Report on Form 10-K, the Company’s automobile finance programs are conducted in sixteen states through a total of 60 branch offices, consisting of seventeen in Florida, six in Georgia, five in each of Ohio, Indiana, Kentucky, and Missouri, two in each of North Carolina, Alabama, South Carolina, Tennessee, Texas, Michigan, and Virginia, and one in each of Illinois, Kansas, and Pennsylvania. The Company acquires Contracts in Wisconsin using the underwriting staff of the Gurnee, Illinois branch location. As of March 31, 2018, the Company had non-exclusive agreements with approximately 4,500 dealers, of which approximately 1,400 were active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company, the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

A customer under a Contract typically makes a down payment, in the form of cash or trade-in, ranging from 5% to 35% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts, gap insurance, roadside assistance plans, credit disability insurance and/or credit life insurance are generally financed over a period of 12 to 60 months.

At approximately the time of origination, the Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. We refer to the difference between the negotiated price and the original principal amount being financed as the dealer discount. The amount of the dealer discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company has recommitted to maintaining pricing discipline and therefore places less emphasis on competition when pricing the discount. Generally, the Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract. As of March 31, 2018, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer, however each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle.

The Company’s policy is to only purchase a Contract after the dealer has provided the Company with the requisite proof that (a) the Company has a first priority lien on the financed vehicle (or the Company has, in fact, perfected such first priority lien), (b) the customer has obtained the required collision insurance naming the Company as loss payee with a deductible of not more than $1,000 and (c) the Contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract.

Contract Procurement

The Company currently purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2018 was a 2011 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables, net of unearned interest on Contracts purchased:

State	Maximum allowable interest rate (1)		Fiscal year ended March 31, (In thousands)
			2018	2017	2016
Alabama	(2)		$3,108	$5,106	$5,764
Florida	18-30	%(3)	29,206	47,923	55,270
Georgia	18-30	%(3)	11,192	16,080	18,227
Illinois	(2)		2,667	7,057	7,563
Indiana	25%		7,001	9,330	8,595
Kansas	(2)		1,788	2,946	3,052
Kentucky	18-25	%(3)	5,558	8,422	8,837
Maryland	24%		1,040	2,714	2,626
Michigan	25%		4,709	6,622	7,671
Missouri	(2)		4,663	8,244	8,227
North Carolina	18-29	%(3)	8,836	12,910	14,291
Ohio	25%		14,599	19,366	24,520
Pennsylvania	18-21	%(3)	2,200	2,749	392
South Carolina	(2)		4,055	4,572	6,145
Tennessee	(2)		3,374	5,249	6,134
Texas	18-28	%(3)	2,835	6,557	4,965
Virginia	(2)		2,639	3,973	4,614
Wisconsin	(2)		105	1,121	382

Total			$109,575	$170,941	$187,275

(1)	The maximum allowable interest rates are subject to change and vary based on the laws of the individual states.
(2)	None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 30% per annum.
(3)	The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company, net of unearned interest:

	Fiscal year ended March 31, (Purchases in thousands)
Contracts	2018	2017	2016
Purchases	$109,575	$170,941	$187,275
Weighted APR	22.35%	22.22%	22.66%
Average dealer discount	7.41%	7.08%	7.51%
Weighted average term (months)	54	57	56
Average loan	$11,219	$11,693	$11,348
Number of Contracts purchased	9,767	14,619	16,503

Direct Loans

The Company currently originates Direct Loans in Florida and North Carolina. Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to 11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made to date by the Company had an initial principal balance of approximately $4,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a Direct Loan license in Alabama, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia or Wisconsin, and none is presently required in Georgia provided that the original principal balance of the loan is greater than $3,000. The Company did not pursue a Direct Loan license in any other state during fiscal year ending March 31, 2018 but expects to pursue licenses in one or more states in the foreseeable future. The size of the loan and maximum interest rate that may be (and is) charged varies from state to state. The Company considers the individual’s income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan as the primary factors in determining whether an applicant will receive an approval for such loan. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s Direct Loan program was implemented in April 1995 and accounted for approximately 2.4% of the Company’s annual consolidated revenues during the year ended March 31, 2018.

In connection with its Direct Loan program, the Company also makes available credit disability, credit life insurance, and involuntary unemployment insurance coverage to customers through unaffiliated third-party insurance carriers. Customers in approximately 62% of the approximate 2,600 Direct Loan transactions outstanding as of March 31, 2018 elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance to the customer, which includes a commission for the Company, is included in the amount financed by the customer.

The following table presents selected information on Direct Loans originated by the Company, net of unearned interest:

	Fiscal year ended March 31, (Originations in thousands)
Direct Loans	2018	2017	2016
Originations	$7,642	$8,676	$9,578
Weighted APR	25.20%	25.99%	25.82%
Weighted average term (months)	29	30	30
Average loan	$3,754	$3,626	$3,589
Number of contracts originated	2,036	2,393	2,669

Underwriting Guidelines

The Company’s typical customer has a credit history that fails to meet the lending standards of most traditional banks and credit unions. Among the credit problems experienced by the Company’s customers that resulted in a poor credit history are: prior automobile account repossessions, unpaid revolving credit card obligations; unpaid medical bills; unpaid student loans; prior bankruptcy; and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer’s background, employment, and credit history. The Company also obtains credit reports from Equifax and/or TransUnion, which are independent credit reporting services. The Company verifies the consumer’s employment history, income and residence. In most cases, consumers are interviewed via telephone by a Company application processor (usually the Branch Manager or Assistant Branch Manager). The Company also considers the customer’s prior payment history with the Company, if any, as well as the collateral value of the vehicle being financed.

The Company has established internal underwriting guidelines to be used by its Branch Managers and internal underwriters when purchasing Contracts. Any Contract that does not meet these guidelines must be approved by the District Managers or senior management of the Company. The Company currently has District Managers charged with managing the specific branches in a defined geographic area. In addition to a variety of administrative duties, the District Managers are responsible for monitoring their assigned branches’ compliance with the Company’s underwriting guidelines as well as approving underwriting exceptions.

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

The Company utilizes internal audit (the “IA”) to perform audits of its branches’ compliance with Company underwriting guidelines. IA audits Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the Branch Manager, previous branch audit score and current and historical branch profitability.

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

The Company’s Management Information Services personnel maintain a number of reports to monitor compliance by customers with their obligations under Contracts and Direct Loans made by the Company. These reports may be accessed on a real-time basis throughout the Company by management personnel, including Branch Managers and staff, at computer terminals located in the main office and each branch office. These reports include delinquency reports, customer promises reports, vehicle information reports, purchase reports, dealer analysis reports, static pool reports, and repossession reports.

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

Any Contract acquired by the Company less than 180 days prior to the determination date is included on the delinquency report on the first day that the Contract is contractually past due. Contracts acquired by the Company 180 or more days prior to the determination date are not included on the delinquency report until they are more than 10 days past due. Determinations with respect to repossession are based on many factors which include but are not limited to, delinquency status, payment history, number of months since Contract acquisition, current value of the collateral, customer’s employment status, communication with the customer, customer’s intent to pay, etc. If an account is 180 days delinquent and the related vehicle has not yet been repossessed, the account is charged-off and transferred to the Loss Prevention and Recovery Department. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. Instead, the vehicle appears on the Company’s repossession report and is generally sold at auction.

When an account becomes delinquent, the Company immediately contacts the customer to determine the reason for the delinquency and to determine if appropriate arrangements for payment can be made. If payment arrangements acceptable to the Company can be made, the information is entered in its database and is used to generate a customer promises report, which is utilized by the Company’s collection staff for account follow up.

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

Marketing and Advertising

The Company’s Contract marketing efforts currently are directed primarily toward automobile dealers. The Company attempts to meet dealers’ needs by offering highly-responsive, cost-competitive and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 60-mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company is evaluating and assessing other forms of advertising, such as radio or newspaper advertisements, for the purchase of Contracts.

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

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, including the existing low interest rate environment, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Increased competition for the purchase of Contracts enabled automobile dealers to shop for the best price, resulting in an erosion in the dealer discounts from the initial principal amounts at which the Company was willing to purchase Contracts and higher advance rates. The Company’s average dealer discount on loans purchased for the fiscal years ended March 31, 2017 and 2016 was 7.08% and 7.51%, respectively. Further, increased competition resulted in the purchase of lower credit quality Contracts. However, with the Company’s recent change in management, it has begun to place less emphasis on competition when pricing the dealer discount. The Company instead focuses on purchasing Contracts that are priced to reflect the inherent risk level of the contract, and intends to sacrifice loan volume if necessary to maintain that pricing discipline. Primarily as a result of this shift in focus for the fiscal year ended March 31, 2018, the Company’s average dealer discount on loans purchased increased to 7.41%. The following table shows number and principal amount of Contracts purchased, average amount financed, average term, and average APR and discount for the periods presented:

Fiscal Year /Quarter	Number of Contracts purchased	Principal Amount purchased	Average Financed	Average APR	Average Discount%	Average Term
2018	9,767	109,575,099	11,219	22.4%	7.4%	54
4	2,814	29,253,725	10,396	23.3%	7.9%	50
3	2,365	27,378,449	11,577	21.7%	6.9%	54
2	2,239	25,782,056	11,515	22.0%	7.3%	55
1	2,349	27,160,869	11,563	22.3%	7.6%	55
2017	14,619	170,941,206	11,693	22.2%	7.1%	57
4	3,677	42,629,274	11,593	22.3%	7.3%	56
3	3,846	45,941,459	11,945	22.0%	6.9%	57
2	3,592	41,540,401	11,565	22.3%	7.0%	57
1	3,504	40,830,072	11,609	22.4%	7.2%	57

The Company’s target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history or the vehicle’s mileage or age. Historically, the Company was able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies. Over the course of fiscal 2016, 2017 and most of fiscal 2018, the Company attempted to expand its product mix to include larger loans with lower APRs and reduced discounts. With the recent change in management, the Company rededicated itself to its core product of financing primary transportation to and from work for the subprime borrower and refocused on pricing integrity on those Contracts acquired. The Company is committed to the branch-based model and believes that model allows it maintain pricing integrity through solid dealer relationships and a knowledge of the local market.

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends in part upon the Company maintaining close business relationships with dealers of used and new vehicles. No single dealer out of the approximately 1,400 dealers with which the Company currently has active Contractual relationships represents a significant amount of the Company’s business volume for any of the fiscal years ended March 31, 2018, 2017 or 2016.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under many federal, state and local statutes, regulations and ordinances. Additionally, the procedures that the Company must follow regarding the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. The following constitute certain of the existing federal, state and local statutes, regulations and ordinances with which the Company must comply:

•	State consumer regulatory agency requirements. Pursuant to state regulations, on-site audits can be conducted for each of the Company’s branches located within Alabama, Florida, Illinois, Indiana, Kansas, Michigan, Missouri and Texas to monitor compliance with applicable regulations. These regulations include but, are not limited to: licensure requirements; requirements for maintenance of proper records; payment of required fees; maximum interest rates that may be charged on loans to finance used vehicles; and, proper disclosure to customers regarding financing terms. Pursuant to Florida and North Carolina law, the Company’s Direct Loan activities in each state are subject to similar periodic on-site audits by the Florida Financial Services Commission and the North Carolina Office of the Commissioner of Banks, respectively. If the Company expands its Direct Loan operations to other states, it expects to become subject to similar on-site audits in such states.

•	State licensing requirements. The Company files a notification or obtains a license to acquire Contracts within the following states: Alabama; Florida; Illinois; Indiana; Kansas; Maryland; Michigan; Missouri; Pennsylvania; South Carolina; Texas; and, Wisconsin. In regard to its Direct Loan activities in Florida and North Carolina, the Company maintains separate Consumer Finance Licenses with the Florida Department of Banking and Finance and the North Carolina Office of the Commissioner of Banks. Furthermore, some states require dealers to maintain a Retail Installment Seller’s License, and where applicable, the Company only conducts business with dealers who hold such a license.

•	Fair Debt Collection Practices Act. The Fair Debt Collection Practices Act (“FDCPA”) and applicable state law counterparts prohibit the Company from contacting customers during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

•	Truth in Lending Act. The Truth in Lending Act (“TILA”) requires the Company and the dealers it does business with to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each Contract or Direct Loan.

•	Equal Credit Opportunity Act. The Equal Credit Opportunity Act (“ECOA”) prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the ECOA, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection.

•	Electronic Signatures in Global and National Commerce Act. The Electronic Signatures in Global and National Commerce Act (“ESIGN”) requires the Company to provide consumers with clear and conspicuous disclosures before the consumer gives consent to authorize the use of electronic signatures, electronic contracts and electronic records.

•	Fair Credit Reporting Act. The Fair Credit Reporting Act (“FCRA”) requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency, as well as, ensure the accuracy and integrity of consumer information reported to credit reporting agencies.

•	Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters.

•	Servicemembers Civil Relief Act. The Servicemembers Civil Relief Act (“SCRA”) requires the Company to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty and places limitations on collection and repossession activity.

•	Military Lending Act. The Military Lending Act (“MLA”) requires the Company to limit the military annual percentage rate (“MAPR”) that the Company may charge to a maximum of 36 percent, requires certain disclosures to military consumers, and provides other substantive consumer protections on credit extended to Servicemembers and their families.

•	Electronic Funds Transfer Act. The Electronic Funds Transfer Act (“EFTA”) prohibits the Company from requiring its customers to repay a loan or other credit by electronic funds transfer (“EFT”), except in limited situations which do not apply to the Company. The Company is also required to provide certain documentation to its customers when an EFT is initiated and to provide certain notifications to its customers with regard to preauthorized payments.

•	Telephone Consumer Protection Act. The Telephone Consumer Protection Act (“TCPA”) governs the Company’s practice of contacting customers by certain means i.e. auto dealers, pre-recorded or artificial voice calls on customers’ land lines, fax machines and cell phones, including text messages.

•	Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect the Company’s ability to recover collateral or enforce a deficiency judgment.

•	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which, effective as of July 21, 2011, has the authority to issue and enforce regulations under the federal “enumerated consumer laws,” including (subject to certain statutory limitations) FDCPA, TILA, ECOA, FCRA, GLBA and EFTA. The CFPB has rulemaking and enforcement authority over certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. Under the Dodd-Frank Act, the CFPB also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. The CFPB issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business. Since we are deemed a larger participant, we are subject to supervision and examination by the CFPB.

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

Employees

The Company’s management and various support functions are centralized at the Company’s corporate headquarters in Clearwater, Florida. As of March 31, 2018, the Company employed a total of 299 persons, of which 55 persons were employed at the Company’s corporate headquarters. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

Item 1A. Risk Factors

The following factors, as well as other factors not set forth below, may adversely affect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

We have in the past experienced and may in the future experience high delinquency and loss rates in our portfolios. This has reduced and may continue to reduce our profitability. In addition, our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on our financial position, liquidity and results of operations.

Our consolidated net (loss) income for the fiscal years ended March 31, 2018, 2017, and 2016 was $(1.1) million, $5.4 million and $12.4 million, respectively. Our profitability depends, to a material extent, on the performance of contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because substantially all of our Contracts and Direct Loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due primarily to their credit history. Contracts and Direct Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.

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

Our ability to accurately forecast performance and determine an appropriate provision and allowance for credit losses, is critical to our business and financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the portfolio, the composition of the portfolio, specific impaired Contracts and Direct Loans and current economic conditions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy” in Item 7 of this Form 10-K and “Management’s Report on Internal Control over Financial Reporting” in Item 9A of this Form 10-K, both of which are incorporated herein by reference.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, we believe the adoption of this ASU will have likely have a material adverse effect on our consolidated financial statements.

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

Our ability to compete effectively with other companies offering similar financing arrangements depends in part on our ability to maintain close relationships with dealers of used and new vehicles. We may not be able to compete successfully in this market or against these competitors. In recent years, it has become increasingly difficult for the Company to match or exceed pricing of its competitors, which has generally resulted in declining Contract acquisition rates during the 2016, 2017 and 2018 fiscal years.

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. As new and existing providers of consumer financing have undertaken to penetrate our targeted market segment, we have experienced increasing pressure to reduce our interest rates, fees and dealer discounts in order to maintain our market share. The Company’s average dealer discount on Contracts purchased for the fiscal years ended March 31, 2018, 2017, and 2016 was 7.41%, 7.08%, and 7.51%, respectively. The Company’s weighted average APR on Contracts purchased for the fiscal years ended March 31, 2018, 2017, and 2016 was 22.35%, 22.22%, and 22.66%, respectively. These competitive factors continue to exist and may impact our ability to secure quality loans on our preferred terms in significant quantities.

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

Our business is particularly dependent on our ability to access bank financing at competitive rates. We currently use a $200.0 million line of credit facility (the “Line of Credit”) with a consortium of lenders to finance a large portion of our Contract purchases and Direct Loans. This Line of Credit has a maturity date of March 30, 2019. Our average indebtedness under the Line of Credit decreased to $189.4 million in fiscal 2018 from $211.0 million in fiscal 2017 and $208.2 million in fiscal 2016.

Pledged as collateral for the Line of Credit are substantially all of the assets of the Company. The Line of Credit requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. In the years ended March 31, 2017 and 2018, the Company faced difficulties in complying with all of these requirements. Had the Company not entered into amendment 6 and amendment 7 to the credit agreement in effect at such time, the Company would not have been in compliance with the minimum interest coverage ratio of 1.5:1 as of June 30, 2017, September 30, 2017 and December 31, 2017, respectively. There can be no assurances that the Company will be able to comply with all of the financial ratios, covenants and financial tests going forward. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under the Line of Credit. If an event of default occurs, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the Line of Credit, accelerate all amounts outstanding under the Line of Credit, or enforce their interest against collateral pledged under the Line of Credit.

Since the borrowings available under the Line of Credit are calculated every month based on individual loan criteria as defined in the credit agreement, no assurances can be given that the Company will maintain sufficient availability. During the fiscal year ended March 31, 2017 and the first nine months of the fiscal year ended March 31, 2018, the quality of the Company’s loan portfolio generally deteriorated, which resulted in an increase in non-performing loans, an increase in delinquencies (with a decrease limited to the quarter ended December 31, 2017) and other factors, which in turn resulted in increased net charge-offs and an increase in the provision for credit losses. These conditions affected our borrowing capacity under the Line of Credit. In addition, the maximum amount that may be borrowed under our Line of Credit was recently reduced from $225 million to $200 million as of March 30, 2018.

While management believes that it will be able to obtain renewals or extensions of the Line of Credit beyond its current maturity date, there are no assurances that the lenders will approve the renewal or extension, or, assuming they will approve it, that the renewal or extension will not be on terms less favorable than the current agreement. The Company may also determine to seek alternative financing, including but not limited through the issuance of equity or debt. We may not be able to raise additional funds on acceptable terms, or at all. If we are unable to secure sufficient capital to fund our operating activities, whether through use of the Line of Credit or through the issuance of equity or debt, we may be required to curtail portions of our strategic plan and, in certain circumstances, we may be forced to liquidate. Any equity financings may cause substantial dilution to our stockholders and could involve the issuance of securities with rights senior to the common stock. Any allowed debt financings may require us to comply with onerous financial covenants and restrict our business operations. Our ability to complete additional financings is dependent on, among other things, the state of the capital markets at the time of any proposed offering, market reception of the Company and the likelihood of the success of our business model, and the offering terms, among other things.

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

In addition, our Line of Credit requires us to comply with certain financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. The need to comply with such covenants and other provisions could impact our ability to pay dividends to our shareholders, to the extent we otherwise would be in a position to do so. Moreover, our ability to continue to meet those financial ratios and tests could be affected by events beyond our control. Failure to meet any of these covenants, financial ratios or financial tests could result in an event of default under our Line of Credit. If an event of default occurs under this credit facility, our lenders may take one or more of the following actions:

•	increase our borrowing costs;

•	restrict our ability to obtain additional borrowings under the facility;

•	accelerate all amounts outstanding under the facility; or

•	enforce their interest against collateral pledged under the facility.

If our lender accelerates our debt payments, our assets may not be sufficient to fully repay the debt.

Potential events of default under our current line of credit facility, include, but are not limited to:

•	Any one person owning more than thirty percent (30%) of our voting stock without the prior written approval of the majority lenders of the credit facility;

•	Failure to maintain the appropriate Interest Coverage Ratio of at least 1.00:1 calculated as of the last day of each month for the three-month period then ended (defined as (a) the sum of (i) adjusted net earnings from operations for the applicable period (reduced by any increase in charge off shortfall and loss reserve shortfall), (ii) interest expense and (iii) any provision for income taxes for such period, divided by (b) aggregate interest expense for such period, as further set forth in the Second Amended and Restated Loan and Security Agreement, as subsequently amended); or

•	Failure to maintain appropriate ratios as it pertains to the Accelerated Collateral Adjustment Percent (as defined in the Second Amended and Restated Loan and Security Agreement, as subsequently amended).

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

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately and timely report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable and accurate financial statements, to effectively prevent fraud and to operate successfully as a public company. As further described in Item 9A. Controls and Procedures, our management has concluded that, because of a material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2018. The Company has and will continue to enhance its controls and expects to remediate the material weakness. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal control over financial reporting or inadequate disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could hurt our reputation and have a negative effect on the trading price of our stock and our access to capital.

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

Our financing operations are subject to regulation, supervision and licensing under various other federal, state and local statutes and ordinances. Additionally, the procedures that we must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which we do business. The various federal, state and local statutes, regulations, and ordinances applicable to our business govern, among other things:

•	licensing requirements;

•	requirements for maintenance of proper records;

•	payment of required fees to certain states;

•	maximum interest rates that may be charged on loans to finance used and new vehicles;

•	debt collection practices;

•	proper disclosure to customers regarding financing terms;

•	privacy regarding certain customer data;

•	interest rates on loans to customers;

•	late fees and insufficient fees charged;

•	telephone solicitation of Direct Loan customers; and

•	collection of debts from loan customers who have filed bankruptcy.

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

We have recently experienced substantial turnover in our senior management. The loss of our key executives could have a material adverse effect on our business.

Our future growth and development is significantly dependent upon the skills and experience of our senior management team and our ability to retain that team.

On June 12, 2017, Ralph T. Finkenbrink informed us that he would be retiring as our President and Chief Executive Officer effective September 30, 2017. Mr. Finkenbrink had been employed by the Company for 29 years, including 25 years in senior executive positions. On December 11, 2017, the Company appointed Douglas Marohn as President and CEO. On February 1, 2018, Katie L. MacGillivary informed us that she would be resigning from her position as CFO and Vice President of Finance. Ms. MacGillivary was with the Company for 10 years. On February 20, 2018, we announced that Chad Steinorth would rejoin the Company as Vice President and interim CFO. Mr. Steinorth resigned from the position of interim CFO on June 20, 2018, when Kelly M. Malson assumed her role as CFO. In March 2018, our Controller position was likewise replaced. On April 27, 2018, the Company notified Kevin D. Bates that it would not be renewing his employment contract, which therefore expires in July 2018. Mr. Bates has been with the Company for 15 years, including 5 years as a senior executive.

We do not maintain key-man life insurance policies on any of these executives. The loss of services of one or more of the executives could have a material adverse effect on our business, results of operations and financial condition. In fact, the turnover of our CEO, CFO and Controller during the year ended March 31, 2018 contributed to a material weakness in our internal control over financial reporting. See Item 9A. Controls and Procedures in this Annual Report, the text of which is incorporated herein by reference.

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

With the recent change in senior management, the Company’s business strategy has been redefined. This strategy includes remaining committed to the branch-based model, focusing on financing primary transportation to and from work for the subprime borrower, pricing based on risk (rate, yield, advance, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance.

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

Furthermore, in a low interest-rate environment such as has existed in the United States in recent years, the level of competition increases in the non-prime consumer-finance industry as new competitors enter the market and many existing competitors expand their operations. Such increased competition, in turn, has exerted increased pressure on us to reduce our interest rates, fees and dealer discount rates in order to maintain our market share. Although the Company has recently shifted its focus on not reducing APR and discounts to secure new loan volume, it can provide no assurances that it will be successful in doing so. Any further reductions in our interest rates, fees or dealer discount rates could have a material adverse impact on our profitability or financial condition.

The auction proceeds we receive from the sale of repossessed vehicles and other recoveries are subject to fluctuation due to economic and other factors beyond our control.

If we repossess a vehicle securing a Contract, we typically have it transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the Contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 30-day lapse between the time we repossess a vehicle and the time it is sold. The proceeds we receive from such sales depend upon various factors, including the supply of, and demand for, used vehicles at the time of sale. Such supply and demand are dependent on many factors. For example, during periods of economic uncertainty, the demand for used cars may soften, resulting in decreased auction proceeds to us from the sale of repossessed automobiles. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. Newer, more expensive vehicles securing our larger dollar loans are more susceptible to wholesale pricing fluctuations than are older vehicles and also experience depreciation at a much greater rate. Until the Company’s portfolio has been successfully converted to primarily consisting of our target vehicle (primary transportation to and from work for the subprime borrower), the Company expects to be affected by softer auction activity and reduced vehicle values.

An increase in market interest rates may reduce our profitability.

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our Line of Credit. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and, on occasion, enter into interest rate swap agreements relating to a portion of our outstanding debt. Such agreements effectively convert a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. However, the interest rate swap agreements in effect for most of the past five years matured during the fiscal year ended March 31, 2018, and we have not entered into new arrangements. We will continue to evaluate interest rate swap pricing and we may or may not enter into interest rate swap agreements in the future.

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

We depend on third-party service providers for many aspects of our business operations, including loan origination, title processing and online payments, which increases our operational complexity and decreases our control. We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, a failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to service our customers, or subjecting us to litigation or regulatory risk for poor vendor oversight. We may be unable to replace or be delayed in replacing these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner. Such a failure could have a material and adverse effect on our business, financial condition and results of operations.

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

The average daily trading volume of our common shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2018 was approximately 10,000 shares. Thus, our common shares are thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

We are subject to taxation at the federal, state and local levels in the United States. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The changes included in the TCJA are broad and complex. The final transition impacts of the TCJA may differ from the estimates provided elsewhere in this Annual Report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates.

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

Each of the Company’s 60 branch offices located in Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia consists of approximately 1,400 square feet of office space. These offices are located in office parks, shopping centers or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $12.00 to $37.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

The following table sets forth the high and low sales prices of the Company’s common shares for the fiscal years ended March 31, 2018 and 2017, respectively.

Fiscal year ended March 31, 2018	High	Low
First Quarter	$11.15	$7.65
Second Quarter	$9.46	$8.25
Third Quarter	$9.44	$7.59
Fourth Quarter	$9.49	$8.51

Fiscal year ended March 31, 2017	High	Low
First Quarter	$11.03	$10.03
Second Quarter	$10.95	$10.01
Third Quarter	$12.50	$8.56
Fourth Quarter	$12.50	$10.01

As of June 22, 2018, there were approximately 134 holders of record of the Company’s common shares.

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

A 15% Canadian withholding tax applies to dividends paid by the Company to a U.S. shareholder (including those that own less than 10% of the Company’s voting shares) that is an individual. The U.S. shareholder must include the gross amount of the dividends in the shareholder’s net income to be taxed at the regular rates. In general, a U.S. shareholder can obtain a foreign tax credit for U.S. federal income tax purposes with respect to the Canadian withholding tax on such dividends, but the amount of such credit is subject to a limitation that depends, in part, on the amount of the shareholder’s income and losses from other sources. A U.S. shareholder that is an individual also can elect to claim a deduction (rather than a foreign tax credit) for all non-U.S. income taxes paid by the shareholder during the particular year. U.S. shareholders are urged to consult their own tax advisors regarding the U.S. federal income tax treatment of any Canadian withholding tax imposed on dividends from the Company.

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s common shares for the five-year period ended March 31, 2018, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (Dow Jones US General Financial Index). The stock performance graph assumes that the value of the investment in each of the Company’s common shares, the NASDAQ Composite Index and the Dow Jones US General Financial Index was $100 on April 1, 2013 and that all dividends were reinvested.

The graph displayed below is presented in accordance with SEC requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	04/01/2013	03/31/2014	03/31/2015	03/31/2016	03/31/2017	03/31/2018
Nicholas Financial, Inc.	$100.00	$119.26	$106.22	$81.80	$80.59	$68.76
NASDAQ Composite	100.00	135.82	158.52	157.52	191.22	228.47
Dow Jones US General Financial Index	100.00	155.73	172.20	157.56	197.75	251.26

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities

None.

Item 6. Selected Financial Data

The following tables present selected consolidated financial data of the Company as of and for the fiscal years ended March 31, 2018, 2017, 2016, 2015 and 2014. The selected consolidated financial data have been derived from our consolidated financial statements. You should read the selected consolidated financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report and, for the fiscal years ended March 31, 2015 and 2014 and as of March 31, 2016, 2015 and 2014, that are included in our annual reports for such fiscal years. Quarterly results of operations are incorporated herein by reference to Note 12 – Quarterly Results of Operations (Unaudited) in the notes to the consolidated financial statements included elsewhere in this Report.

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2018	2017	2016	2015	2014
Statement of Operations Data
Interest income on finance receivables	$83,917	$90,466	$90,707	$86,790	$82,629

Interest expense	10,137	9,222	9,007	5,970	5,678
Provision for credit losses	37,450	37,177	26,278	20,371	14,979
Salaries and employee benefits	19,868	21,437	22,313	20,835	19,634
Change in fair value of interest rate swaps	17	(222)	24	364	(688)
Other expenses	13,282	14,112	12,980	13,154	14,509

	80,754	81,726	70,602	60,694	54,112

Operating income before income taxes	3,163	8,740	20,105	26,096	28,517
Income tax expense	4,261	3,331	7,726	9,240	11,814

Net income (loss)	$(1,098)	$5,409	$12,379	$16,856	$16,703

Earnings (loss) per share – basic:	$(.14)	$.70	$1.60	$1.40	$1.38

Weighted average shares outstanding	7,719	7,664	7,622	12,013	12,096

Earnings (loss) per share – diluted:	$(.14)	$.69	$1.59	$1.38	$1.36

Weighted average shares outstanding	7,719	7,726	7,692	12,192	12,325

	As of and for the Fiscal Year ended March 31, (In thousands, except number of branch locations)
	2018	2017	2016	2015	2014
Balance Sheet Data
Total assets	$284,162	$333,612	$325,309	$302,529	$283,430
Finance receivables, net	269,876	317,205	311,837	288,904	269,344
Line of credit	165,750	213,000	211,000	199,000	127,900
Shareholders’ equity	108,437	108,860	102,849	89,888	141,938
Operating Data
Return on average assets	(0.36%)	1.64%	3.94%	5.75%	6.10%
Return on average equity	(1.01%)	5.11%	12.85%	14.54%	12.42%
Gross portfolio yield (1)	25.60%	26.04%	27.10%	28.00%	28.44%
Pre-tax yield (1)	0.98%	2.46%	6.02%	8.54%	9.65%
Total delinquencies over 30 days, excluding Chapter 13 bankruptcy accounts	10.33%	9.92%	5.50%	4.11%	4.00%
Write-off to liquidation (1)	13.92%	11.81%	9.10%	8.13%	7.17%
Net charge-off percentage (1)	10.65%	9.37%	7.56%	7.04%	6.22%
Automobile Finance Data & Direct Loan Origination
Contracts purchased/Direct Loans originated	$117,217	$179,617	$196,853	$187,893	$179,031
Average dealer discount on Contracts purchased	7.41%	7.08%	7.51%	8.08%	8.44%
Weighted average contractual rate on Contracts & Direct Loans purchased	22.54%	22.40%	22.81%	23.08%	23.20%
Number of branch locations	60	65	67	66	65

(1)	See the definitions set forth in the notes to the Portfolio Summary table under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada currently conducts its business activities exclusively through a wholly-owned indirect Florida subsidiary, Nicholas Financial. Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products. Nicholas Financial’s financing activities accounted for 100% of the Company’s consolidated revenue for the fiscal years ended March 31, 2018, 2017 and 2016, a second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), serves as an intermediate holding company for Nicholas Financial. Nicholas Financial-Canada, Nicholas Financial and NDS are collectively referred to herein as the “Company”.

Introduction

The Company’s consolidated revenues decreased from $90.5 million for the fiscal year ended March 31, 2017 to $83.9 million for the fiscal year ended March 31, 2018. Consolidated revenues for the fiscal year ended March 31, 2016 were $90.7 million. The Company’s diluted earnings per share decreased from earnings of $0.69 per share for the fiscal year ended March 31, 2017 to a loss of $(0.14) per share for the fiscal year ended March 31, 2018. Diluted earnings per share for the fiscal year ended March 31, 2016 were $1.59. The Company’s operating income before taxes for the fiscal year ended March 31, 2018 decreased to $3.2 million from $8.7 million and $20.1 million for the fiscal years ended March 31, 2017 and 2016, respectively. The decrease from $8.7 million to $3.2 million was a result of decreased revenues due to a reduction in volume and the gross portfolio yield along with increased interest expense due to cost of debt and increased provision for credit losses. The Company’s consolidated net (loss) income for the fiscal years ended March 31, 2018, 2017, and 2016 was $(1.1) million, $5.4 million and $12.4 million, respectively.

The Company’s operating results have generally deteriorated as a result of several factors, including, but not limited to, loosened underwriting guidelines, more aggressive pricing on originations, the acquisition of Contracts that contained some degree of fraudulent information that at the time of Contract acquisition was not identified, and an increase in the number of Contracts and Direct Loans under which customers decided to discontinue payments to us after they were approved by other lenders for new vehicle financing.

In addition, aggressive competition had previously influenced the Company to purchase lower credit quality Contracts. Historically, the Company was able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that were competitive with those of other companies. However, it became increasingly difficult for the Company to match or exceed pricing of its competitors, which resulted in declining Contract acquisition rates during the 2016, 2017 and 2018 fiscal years. The Company expects this trend of declining acquisition rates to continue in the foreseeable future; however, the driver behind this trend is now expected to be the Company’s intentional focus on pricing discipline.

In addition to affecting the volume of Contracts acquired in recent years, the level of competition exerted pressure on the Company’s yields associated with Contract acquisitions. While management expects that the Company’s renewed focus on pricing discipline will continue to put downward pressure on the volume of Contracts purchased to the extent that competitors continue to reduce their contract acquisition yields as part of their operating strategy, it also expects that the Company’s yields will improve. While it is difficult to predict the level of competition long-term, the Company believes that the current highly competitive environment will prevail for the foreseeable future. The weighted average APR of the portfolio for the fiscal years ended March 31, 2018, 2017, and 2016 were 22.35%, 22.44%, and 22.73%, respectively. The average dealer discount as a percent of gross finance receivables associated with new volume for the fiscal years ended March 31, 2018, 2017, and 2016 were 7.41%, 7.08%, and 7.51%, respectively. The decrease in APR and discount (and therefore overall yield) on new purchases in fiscal 2018 as compared with fiscal 2017 was primarily driven by purchases in the first three quarters offset slightly by purchases in the fourth quarter of fiscal 2018.

Portfolio Summary	Fiscal Year ended March 31, (In thousands)
	2018	2017	2016
Average finance receivables, net of unearned interest (1)	$327,832	$347,367	$334,754

Average indebtedness (2)	$189,375	$210,987	$208,214

Interest and fee income on finance receivables	$83,917	$90,466	$90,707
Interest expense	$10,137	$9,222	$9,007

Net interest and fee income on finance receivables	$73,780	$81,244	$81,700

Gross portfolio yield (3)	25.60%	26.04%	27.10%
Interest expense as a percentage of average finance receivables, net of unearned interest	3.09%	2.65%	2.69%
Provision for credit losses as a percentage of average finance receivables, net of unearned interest	11.42%	10.70%	7.85%

Net portfolio yield (3)	11.09%	12.69%	16.56%
Marketing, salaries, employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest	10.11%	10.23%	10.54%

Pre-tax yield as a percentage of average finance receivables, net of unearned interest (4)	0.98%	2.46%	6.02%

Write-off to liquidation (5)	13.92%	11.81%	9.10%
Net charge-off percentage (6)	10.65%	9.37%	7.56%

(1)	Average finance receivables, net of unearned interest, represents the average of gross finance receivables, less unearned interest throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line of Credit.
(3)	Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables, net of unearned interest. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables, net of unearned interest.
(4)	Pre-tax yield represents net portfolio yield minus administrative expenses (marketing, salaries, employee benefits, depreciation, and administrative), as a percentage of average finance receivables, net of unearned interest.
(5)	Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases and originations minus ending receivable balance.
(6)	Net charge-off percentage represents net charge-offs divided by average finance receivables, net of unearned interest, outstanding during the period.

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

Fiscal 2018 Compared to Fiscal 2017

Interest and Fee Income on Finance Receivables

Interest income on finance receivables, predominantly finance charge income, decreased to $83.9 million in fiscal 2018 as compared to $90.5 million in fiscal 2017. The average finance receivables, net of unearned interest, totaled $327.8 million for the fiscal year ended March 31, 2018, a decrease of 6% from $347.4 million for the fiscal year ended March 31, 2017. Purchasing volume has continued to slow from fiscal 2017 as a result of a tightening of the Company’s credit underwriting standards and a reduction in auto sales year over year.

Competition also continued to affect the Company’s ability to acquire Contracts, furthermore, our renewed strategic focus of financing primary transportation to and from work for the subprime borrower has also impacted our ability to acquire Contracts at desired yields. As demonstrated in the fourth quarter of fiscal 2018, the yield on new purchases has increased compared to the third quarter of fiscal 2018 with average APR increasing from 21.7% to 23.3% and average discount increasing from 6.9% to 7.9%. Although the Company will continue to try and find ways to grow market share, it is focused on yield.

The gross portfolio yield decreased to 25.60% for the fiscal year ended March 31, 2018 as compared to 26.04% for the fiscal year ended March 31,2017. The gross portfolio yield decreased primarily due to the decrease in the average net receivables. The net portfolio yield decreased to 11.09% for the fiscal year ended March 31, 2018 from 12.69% for the fiscal year ended March 31,2017. The net portfolio yield decreased due to a decrease in the gross portfolio yield and an increase in the provision for credit losses as a percentage of finance receivables, as described under “Analysis of Credit Losses”.

Marketing, Salaries and Employee Benefits, Depreciation, and Administrative Expenses

Marketing, salaries and employee benefits, depreciation, and administrative expenses decreased approximately $2.3 million to $33.2 million for the fiscal year ended March 31, 2018 compared to $35.5 million for the fiscal year ended March 31, 2017. The decrease was primarily due to the Company having consolidated five branch locations during the fiscal year ended March 31, 2018. Marketing, salaries and employee benefits, depreciation, and administrative expenses as a percentage of average finance receivables, net of unearned interest, decreased to 10.11% for the fiscal year ended March 31, 2018 from 10.23% for the fiscal year ended March 31, 2017.

Interest Expense

Interest expense increased to $10.1 million for the fiscal year ended March 31, 2018 as compared to $9.2 million for the fiscal year ended March 31, 2017. While the average outstanding debt during the year ended March 31, 2018 decreased to $190.0 million from $211.0 million during the year ended March 31, 2017, this decrease was partially offset by an increase in interest rates under the Company’s Line of Credit. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2018	2017
Variable interest under the line of credit facility	2.76%	0.70%
Settlements under interest rate swap agreements	-0.01%	0.09%
Credit spread under the line of credit facility	4.35%	3.58%

Average cost of borrowed funds	7.10%	4.37%

LIBOR rates have increased (1.88% as of March 31, 2018 compared to .98% as of March 31, 2017) which caused a decrease in expense related to our interest rate swap agreements. In addition, the Company entered into a temporary agreement on December 30, 2016 that increased the effective interest rate by 50 basis points through June 30, 2017. On November 8, 2017 the Company executed amendment 7 to this existing Line of Credit which extended the maturity date to March 31, 2018 and increased the pricing of the Line of Credit an additional 50 basis points to 400. On March 30, 2018 the Company executed amendment 8 to this Line of Credit which extended the maturity date to March 30, 2019. For further discussions regarding interest rates see “Note 5 – Line of Credit”.

Analysis of Credit Losses

As of March 31, 2018, the Company had approximately 1,375 active static pools. The average pool upon inception consisted of 37 Contracts with aggregate finance receivables, net of unearned interest, of approximately $422,000.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	(In thousands)
	2018	2017
Balance at beginning of year	$16,885	$12,265
Current year provision	36,890	36,843
Losses absorbed	(36,183)	(34,419)
Recoveries	1,841	2,196

Balance at end of year	$19,433	$16,885

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	(In thousands)
	2018	2017
Balance at beginning of year	$773	$748
Current year provision	560	334
Losses absorbed	(536)	(338)
Recoveries	36	29

Balance at end of year	$833	$773

The provision for credit losses increased to $37.5 million for the fiscal year ended March 31, 2018 from $37.2 million for the fiscal year ended March 31, 2017 largely due to net charge-offs increasing to 10.65% for the fiscal year ended March 31, 2018 from 9.37% for the fiscal year ended March 31, 2017.

The Company’s losses as a percentage of liquidation (see note 5 in the Portfolio Summary table in the “Introduction” above for the definition of write-off to liquidation) increased to 13.92% for the fiscal year ended March 31, 2018 as compared to 11.81% for the fiscal year ended March 31, 2017. This increase was the result of several factors, including, but not limited to, loosened underwriting guidelines, insufficient execution of our servicing model, the acquisition of Contracts that contained some degree of fraudulent information that at the time of Contract acquisition was not identified, and an increase in the number of Contracts and Direct Loans under which customers decided to discontinue payments to us after they were approved by other lenders for new vehicle financing.

In addition, aggressive competition had influenced the Company to purchase lower credit quality Contracts. The Company also experienced a decrease in auction prices relative to loan balances from fiscal year 2018 to fiscal year 2017. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the fiscal years ended March 31, 2018 and 2017, auction proceeds from the sale of repossessed vehicles averaged approximately 35% and 37%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 5.09% and 6.40% for the fiscal years ended March 31, 2018 and 2017, respectively. The Company attributes a large portion of this decrease simply to the increase in charge-offs; historically, there is a six to twelve-month cooling off period prior to receiving any benefits from post charge-off collection activity. During fiscal 2017 we were in a cycle in which credit was more easily available to our typical customer, which led many of our customers to be less disciplined about their credit record, including the payment schedule on their Contracts and Direct Loans. Periodically, the Company will aggregate charge-off accounts it deems uncollectible and sell them to a third-party.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2018 was 8.07%, a decrease from 10.05% as of March 31, 2017. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2018 was 4.88%, an increase from 3.89% as of March 31, 2017. The decrease in delinquency percentage for Contracts was driven by the Company’s renewed focus on operations and servicing.

The Company considers the following factors to assist in determining the appropriate loss reserve levels: competition; the number of bankruptcy filings; the results of internal branch audits; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; and other leading economic indicators. The Company continues to evaluate reserve levels on a pool-by-pool basis during each reporting period. The longer-term outlook for portfolio performance will depend on overall economic conditions, the rational or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting and collections philosophy in additional geographic areas as it strives to expand its operations.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the fiscal years ended March 31, 2018 and March 31, 2017 the Company granted deferrals to approximately 38.38% and 34.77%, respectively, of total Contracts and Direct Loans. The increase in the number of deferrals for the fiscal year ended 2018 is a result of portfolio weakness which was exacerbated by the effect of the Company’s unsuccessful attempt at centralizing collections in the prior year. The Company is reasonably certain that its delinquency rates would be higher without the increase in deferrals. The number of deferrals is influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Income Taxes

The provision for income taxes increased to approximately $4.3 million in fiscal 2018 from approximately $3.3 million in fiscal 2017. The Company’s effective tax rate increased to 134.71% in fiscal 2018 from 38.11% in fiscal 2017 due to an additional expense taken by the Company caused by the write-off of certain deferred tax assets. These changes are a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which”) was enacted on December 22, 2017. For further discussion regarding income taxes see “Note 8 – Income Taxes”.

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

LIBOR rates have increased (.98% as of March 31, 2017 compared to .44% as of March 31, 2016) which caused a decrease in expense related to our interest rate swap agreements. The increase in LIBOR rates has also caused the credit spread to decrease and the variable interest to increase but has no net effect on total cost because there is a 1.0% floor on the line of credit. In addition, the Company entered into a temporary agreement on December 30, 2016 that increased the effective interest rate by 50 basis points through June 30, 2017. For further discussions regarding interest rates see “Note 5 – Line of Credit”.

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

In addition, aggressive competition had influenced the Company’s prior Management to purchase lower credit quality Contracts. The Company also experienced a decrease in auction prices from fiscal year 2017 to fiscal year 2016 relative to its loan balances. Decreased auction proceeds from repossessed vehicles increased the amount of write-offs which, in turn, increased the write-off to liquidation percentage. During the fiscal years ended March 31, 2017 and 2016, auction proceeds from the sale of repossessed vehicles averaged approximately 37% and 42%, respectively, of the related principal balance.

Recoveries as a percentage of charge-offs were approximately 6.40% and 10.59% for the fiscal years ended March 31, 2017 and 2016, respectively. The Company attributes a large portion of this decrease simply to the increase in charge-offs; historically, there is a six to twelve-month cooling off period prior to receiving any benefits from post charge-off collection activity. We currently remain in a cycle in which credit is more easily available credit to our typical customer, which leads many of our customers to be less disciplined about their credit record, including the payment schedule on their Contracts and Direct Loans. Periodically, the Company will aggregate charge-off accounts it deems uncollectible and sell them to a third-party.

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

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31, (In thousands)
	2018	2017	2016
Cash provided by (used in):
Operations	$23,681	$27,321	$22,408
Investing activities – (primarily purchases of Contracts)	23,297	(28,703)	(34,991)
Financing activities	(47,207)	2,388	11,044

Net increase (decrease) in cash	$(229)	$1,006	$(1,539)

The Company made certain reclassifications to the 2016 statement of cash flows. The amortization of deferred revenues decreased cash flows from operating activities by $1.7 million for 2016, and correspondingly increased cash flows from investing activities. Net income and shareholders’ equity was not changed.

The Company’s primary use of working capital for the fiscal year ended March 31, 2018 was funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and our line of credit (the “Line of Credit”). On March 30, 2018, the Company executed amendment 8 to the corresponding credit agreement to extend the maturity date of the Line of Credit to March 30, 2019. The amendment also reduced the maximum amount available under the Line of Credit from $225.0 million to $200.0 million and provided for monthly rather than quarterly calculations of the interest coverage ratio. The required minimum interest coverage ratio of 1.0:1.0 was reduced to 0.7:1.0 for the periods ended April 30, 2018 and May 31, 2018. Borrowings under the Line of Credit accrue interest at 400 basis points above 30 day LIBOR with a 1% floor on LIBOR. The Line of Credit is secured by all of the assets of the Company.

Effective November 8, 2017, the Company had executed amendment 7 to the credit agreement which had increased the pricing of the Line of Credit to 400 basis points above 30 day LIBOR, while maintaining the 1% floor on LIBOR. Such amendment also waived the minimum interest coverage ratio requirement for the periods ended June 30, 2017 and September 30, 2017 and reduced the minimum interest coverage ratio requirement to 0.25:1.0 for the period ending December 31, 2017.

On December 30, 2016, the Company had executed an amendment which increased the pricing of the Line of Credit to 350 basis points above 30 day LIBOR while maintaining the 1% floor on LIBOR. Prior to December 30, 2016, the pricing on the Line of Credit was 300 basis points above 30 day LIBOR with a 1% floor on LIBOR.

The Company will continue to depend on the availability of the Line of Credit, together with cash from operations, to finance future operations. The availability of funds under the Line of Credit generally depends on availability calculations as defined in the corresponding credit agreement. In addition, our Line of Credit requires us to comply with certain financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. See “Risk Factors—The terms of our indebtedness impose significant restrictions on us.” Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our Line of Credit. If an event of default occurs under the Line of Credit, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility.

The Company believes that borrowings available under the Line of Credit as well as cash flow from operations will be sufficient to meet its funding needs for at least the next twelve months. However, since the borrowings available under the Line of Credit are calculated every month based on individual loan criteria as defined in the credit agreement, no assurances can be given that the Company will maintain sufficient availability in the long term. During the fiscal year ended March 31, 2017 and the first nine months of the fiscal year ended March 31, 2018, the quality of the Company’s loan portfolio generally deteriorated, which resulted in an increase in non-performing loans, an increase in delinquencies (with a decrease limited to the quarter ended December 31, 2017) and other factors, which in turn resulted in increased net charge-offs and an increase in the provision for credit losses. These conditions negatively affected our borrowing capacity under the Line of Credit.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2018.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,502	$1,984	$1,463	$55	$—
Line of credit[1]	165,750	165,750	—	—	—
Interest on line of credit[1]	10,375	10,375	—	—	—

Total	$179,627	$178,109	$1,463	$55	$—

The Company’s Line of Credit matures on March 30, 2019. On March 30, 2018, a one-year renewal was executed extending the maturity date to March 30, 2019 and reducing the Line of Credit from $225 million to $200 million. The pricing of the Line of Credit is 400 basis points above 30 day LIBOR, with a 1% floor on LIBOR. Interest on outstanding borrowings under the Line of Credit as of March 31, 2018, is based on an effective interest rate of 6.82% which includes the estimated effect of the interest rate swap agreements settlements and the temporary amendment through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

As of March 31, 2018, $165.8 million, or 100% of our total debt, was subject to floating interest rates. A hypothetical increase in the variable interest rates of 1% or 100 basis points (which would result in the variable rates being 2.88% as of March 31, 2018) applicable to this floating rate debt would result in an annual after-tax increase of interest expense of approximately $1.2 million.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report (see pages 33-52)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Nicholas Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and Subsidiaries (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of March 31, 2018. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2003.

Atlanta, Georgia
June 27, 2018

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31,
	2018	2017
Assets
Cash	$2,626	$2,855
Finance receivables, net	269,876	317,205
Assets held for resale	2,117	2,453
Prepaid expenses and other assets	906	674
Income taxes receivable	1,505	719
Property and equipment, net	843	1,184
Interest rate swap agreements	—	17
Deferred income taxes	6,289	8,505

Total assets	$284,162	$333,612

Liabilities and shareholders’ equity
Line of credit	$165,750	$213,000
Drafts payable	1,672	1,851
Accounts payable and accrued expenses	5,000	5,932
Deferred revenues	3,303	3,969

Total liabilities	175,725	224,752
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued
Common stock, no par: 50,000 shares authorized; 12,609 and 12,524 shares issued respectively; 7,895 and 7,810 shares outstanding, respectively	34,564	33,889
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	144,332	145,430

Total shareholders’ equity	108,437	108,860

Total liabilities and shareholders’ equity	$284,162	$333,612

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

	Fiscal Year ended March 31,
	2018	2017	2016
Interest and fee income on finance receivables	$83,917	$90,466	$90,707
Expenses:
Marketing	1,489	1,440	1,497
Salaries and employee benefits	19,868	21,437	22,313
Administrative	11,324	12,180	11,025
Provision for credit losses	37,450	37,177	26,278
Depreciation	469	492	458
Interest expense	10,137	9,222	9,007
Change in fair value of interest rate swap agreements	17	(222)	24

	80,754	81,726	70,602

Operating income before income taxes	3,163	8,740	20,105
Income tax expense	4,261	3,331	7,726

Net income (loss)	$(1,098)	$5,409	$12,379

Earnings (loss) per share:
Basic	$(.14)	$.70	$1.60

Diluted	$(.14)	$.69	$1.59

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock		Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2015	7,702	$32,655	$(70,409)	$127,642	$89,888

Net income	—	—	—	12,379	12,379
Issuance of common stock under stock options	13	85	—	—	85
Grants of restricted share awards, net of forfeitures	38	—	—	—	—
Excess tax benefit on share awards	—	(38)	—	—	(38)
Share-based compensation	—	11	—	—	11
Common shares purchased	—	574	—	—	574
Additional tender offer cost	—	—	(50)	—	(50)

Balance at March 31, 2016	7,753	$33,287	$(70,459)	$140,021	$102,849

Net income	—	—	—	5,409	5,409
Issuance of common stock under stock options	9	50	—	—	50
Grants of restricted share awards, net of forfeitures	48	—	—	—	—
Tax deficiency on share awards	—	(66)	—	—	(66)
Excess tax benefit on share awards	—	11	—	—	11
Share-based compensation	—	607	—	—	607

Balance at March 31, 2017	7,810	$33,889	$(70,459)	$145,430	$108,860

Net Loss	—	—	—	$(1,098)	$(1,098)
Issuance of common stock under stock options	91	458	—	—	458
Forfeitures of restricted share awards	(6)	—	—	—	—
Share-based compensation	—	217	—	—	217

Balance at March 31, 2018	7,895	$34,564	$(70,459)	$144,332	$108,437

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,098)	$5,409	$12,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	469	492	458
Gain on sale of property and equipment	(66)	(17)	(24)
Impairment loss on property and equipment	—	350	—
Provision for credit losses	37,450	37,177	26,278
Amortization of dealer discounts	(11,488)	(13,112)	(13,811)
Amortization of commission for products	(1,656)	(1,754)	(1,662)
Deferred income taxes	2,216	(1,956)	(292)
Share-based compensation	217	607	574
Change in fair value of interest rate swap agreements	17	(222)	24
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4	328	192
Accounts payable and accrued expenses	(932)	93	(2,002)
Income taxes receivable/payable	(786)	(126)	(480)
Deferred revenues	(666)	52	774

Net cash provided by operating activities	23,681	27,321	22,408

Cash flows from investing activities:
Purchase and origination of finance contracts	(101,131)	(157,708)	(173,027)
Principal payments received including recoveries	124,154	130,029	139,289
Decrease (increase) in assets held for resale	336	(305)	(401)
Purchase of property and equipment	(130)	(772)	(913)
Proceeds from sale of property and equipment	68	53	61

Net cash provided by (used in) investing activities	23,297	(28,703)	(34,991)
Cash flows from financing activities:
Net (pay down) proceeds from line of credit	(47,250)	2,000	12,000
Increase (decrease) in drafts payable	(179)	352	(977)
Payment of debt origination costs	(236)	(25)	(25)
Proceeds from exercise of share awards	458	50	85
Excess tax benefits of stock options	—	11	11
Purchase of common shares	—	—	(50)

Net cash provided by (used in) financing activities	(47,207)	2,388	11,044

Net increase (decrease) in cash	(229)	1,006	(1,539)
Cash, beginning of year	2,855	1,849	3,388

Cash, end of year	$2,626	$2,855	$1,849

Supplemental disclosure of noncash investing and financing activities:
Tax deficiency from share awards	$—	$(66)	$(38)

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS historically was engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Nicholas Financial. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, NFI also offers direct consumer loans (“Direct Loans”) and sells consumer-finance related products. Both NDS and NFI are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Finance Receivables

Finance receivables are recorded at cost, net of unearned interest, unearned dealer discounts (see “Revenue Recognition”) and the allowance for credit losses. The amount of unearned interest, dealer discounts and allowance for credit losses as of March 31, 2018 and March 31, 2017 are approximately $164 and $195.5 million, respectively (See Note 3).

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

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

Automobiles	3 years
Equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of lease term or useful life (generally 6 -7 years)

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor has the Company recognized any related interest or penalties during the three years ended March 31, 2018.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal and state tax examinations for fiscal years before 2015. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. There were no unrecognized tax positions as of March 31, 2018.

The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. See Note 8 for details regarding the impact of the Tax Cuts and Jobs Act enacted by the U.S. government on December 22, 2017.

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

A dealer discount represents the difference between the finance receivable, net of unearned interest, of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount, as a percent of the amount financed, associated with new volume for the fiscal years ended March 31, 2018, 2017, and 2016 was 7.41%, 7.08% and 7.51%, respectively. The amount of future unearned income is computed as the product of the Contract rate, the Contract term and the Contract amount.

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

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2018	2017	2016
Numerator:
Net (loss) income per consolidated statements of income	$(1,098)	$5,409	$12,379
Less: Allocation of earnings to participating securities	14	(70)	(170)

Net (loss) income allocated to common stock	(1,084)	5,339	12,209

Basic earnings (loss) per share computation:
Net income (loss) allocated to common stock	$(1,084)	$5,339	$12,209

Weighted average common shares outstanding, including shares considered participating securities	7,819	7,766	7,727
Less: Weighted average participating securities outstanding	(100)	(102)	(105)

Weighted average shares of common stock	7,719	7,664	7,622

Basic earnings (loss) per share	$(.14)	$.70	$1.60

Diluted earnings (loss) per share computation:
Net (loss) income allocated to common stock	$(1,084)	$5,339	$12,209
Undistributed earnings re-allocated to participating securities	—	—	2

Numerator for diluted earnings (loss) per share	$(1,084)	$5,339	$12,211
Weighted average common shares outstanding for basic earnings (loss) per share	7,719	7,664	7,622
Incremental shares from stock options	—	62	70

Weighted average shares and dilutive potential common shares	7,719	7,726	7,692

Diluted earnings (loss) per share	$(.14)	$.69	$1.59

2. Summary of Significant Accounting Policies (continued)

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 124,000, 161,000, and 161,000 stock options were not included in the computation of diluted earnings per share for the years ended March 31, 2018, 2017 and 2016 respectively, because their effect would have been anti-dilutive.

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

As of March 31, 2018, the Company operated in sixteen states through sixty branch locations. Of the finance receivables total as of March 31, 2018, Florida represented 28%, Ohio represented 13%, Georgia represented 10% and North Carolina represented 8%. Of the remaining twelve states, no one state represented more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

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

2. Summary of Significant Accounting Policies (continued)

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2018, 2017 and 2016 was approximately $2.8 million, $5.4 million and $8.5 million respectively. Cash paid for interest, including debt origination costs for the years ended March 31, 2018, 2017 and 2016 was approximately $10.1 million, $9.1 million and $8.8 million respectively.

Reclassifications

The Company made certain reclassifications to the 2016 statements of cash flows. The amortization of deferred revenues decreased cash flows from operating activities by $1.7 million and correspondingly increased cash flows from investing activities. Net income and shareholders’ equity was not changed.

Recent Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” was issued to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act of 2017). The ASU No. 2018-02 permits a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate of 35 percent and the newly enacted 21 percent corporate income tax rate. The ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for (i) public business entities for reporting periods for which financial statements have not yet been issued and (ii) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption of this guidance will not impact the company’s consolidated financial statements or disclosures.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12 Derivatives and Hedging (Topic 815). The guidance is intended to better align an entity’s risk management activities and financial reporting for hedging relationships. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating impact of the adoption of this guidance on its Consolidated Financial Statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). The guidance provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The Company will adopt the guidance on April 1, 2018, as required, and it believes the adoption of this guidance will not have a material impact on its Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). The guidance clarifies the definition of a business, which assists entities when evaluating whether transactions should be accounted for as acquisitions of businesses or assets. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt the guidance on April 1, 2018, as required, and it believes the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued the Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment. The new guidance focuses on making the Statement of Cash Flows more uniform for companies. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is in the process of analyzing its current presentation of the Consolidated Statements of Cash Flows. At this time, the Company does not believe ASU 2016-15 will have a material impact.

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

2. Summary of Significant Accounting Policies (continued)

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

In March 2016, the FASB issued the ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share- based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. ASU 2016-09 became effective for the Company for the reporting period beginning April 1, 2017 and did not have a material impact on the consolidated financial statements. At adoption, the Company elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using the prospective transition method. The Company also elected to continue to estimate the forfeitures of stock awards as a component of total stock compensation expense based on the number of awards that are expected to vest.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Recognition and Measurement of Financial Assets and Liabilities,” which is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The Company adopted ASU 2016-01 during the year ended March 31, 2018 which did not have a material effect on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company currently will adopt the new guidance utilizing the gross down modified transition method on its effective date of April 1, 2018. Based on its current analysis the Company does not expect the new guidance to have a material impact on the consolidated financial statements.

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

3. Finance Receivables (continued)

The Company purchases individual Contracts from used and new automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given Contract once the assignment of that Contract is complete. The dealer has no vested interest in the performance of any Contract the Company purchases. The Company charges-off receivables when an individual account has become more than 180 days contractually delinquent. In the event of repossession, the charge-off will occur in the month in which the vehicle was repossessed.

Contracts included in finance receivables are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2018	2017	2016
Indirect finance receivables, gross contract	$423,900	$502,050	$487,118
Unearned interest	(127,994)	(158,541)	(152,911)

Indirect finance receivables, net of unearned interest	295,906	343,509	334,207
Unearned dealer discounts	(13,655)	(17,004)	(18,023)

Indirect finance receivables, net of unearned interest and unearned dealer discounts	282,251	326,505	316,184
Allowance for credit losses	(19,433)	(16,885)	(12,265)

Indirect finance receivables, net	$262,818	$309,620	$303,919

The terms of the Contracts range from 12 to 72 months and bear a weighted average contractual interest rate of 22.29% and 22.37% as of March 31, 2018 and 2017, respectively.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts for the fiscal years ended March 31:

	(In thousands)
	2018	2017	2016
Balance at beginning of year	$16,885	$12,265	$11,325
Provision for credit losses	36,890	36,843	25,926
Losses absorbed	(36,183)	(34,419)	(27,963)
Recoveries	1,841	2,196	2,977

Balance at end of year	$19,433	$16,885	$12,265

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of March 31, 2018, the average model year of vehicles collateralizing the portfolio was a 2010 vehicle. The Company utilizes a static pool approach to track portfolio performance. If the allowance for credit losses is determined to be inadequate for a static pool, then an additional charge to income through the provision is used to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, and current economic conditions. Such evaluation considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, competition, management’s estimate of probable credit losses and other factors that warrant recognition in providing for an adequate allowance for credit losses.

Direct Loans are loans originated directly between the Company and the consumer. Direct Loans are also included in finance receivables and are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2018	2017	2016
Direct finance receivables, gross contract	$9,964	$10,670	$11,012
Unearned interest	(2,073)	(2,312)	(2,346)

Direct finance receivables, net of unearned interest	7,891	8,358	8,666
Allowance for credit losses	(833)	(773)	(748)

Direct finance receivables, net	$7,058	$7,585	$7,918

The terms of the Direct Loans range from 12 to72 months and bear a weighted average contractual interest rate of 25.07% and 25.62% as of March 31, 2018 and 2017, respectively.

3. Finance Receivables (continued)

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans for the fiscal years ended March 31:

	(In thousands)
	2018	2017	2016
Balance at beginning of year	$773	$748	$703
Provision for credit losses	560	334	352
Losses absorbed	(536)	(338)	(328)
Recoveries	36	29	21

Balance at end of year	$833	$773	$748

Direct Loans are typically for amounts ranging from $1,000 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of March 31, 2018, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and credit loss trends over several reporting periods which are utilized in estimating future losses and overall portfolio performance.

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

A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account, and the accrual of interest income is suspended. As of September 1, 2016, when an account is 180 days contractually delinquent, the account is written off. This change aligned the Company’s charge-off policy with practices within the subprime auto financing segment. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 bankruptcy accounts. In the event the debtors’ balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court.

In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The following table is an assessment of the credit quality by creditworthiness as of March 31:

	(In thousands)
	2018		2017
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$406,159	$9,645	$473,446	$10,406
Non-performing accounts	13,668	263	24,585	222

Total	$419,827	$9,908	$498,031	$10,628
Chapter 13 bankruptcy accounts, net of unearned interest	4,073	56	4,019	42

Finance receivables, gross contract	$423,900	$9,964	$502,050	$10,670

3. Finance Receivables (continued)

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans on a gross basis which includes unearned interest, excluding any Chapter 13 bankruptcy accounts:

	(In thousands)
Contracts	Gross Balance Outstanding	31 – 60 days	61 – 90 days	91-180 days	Total
March 31, 2018	$419,827	$20,203	$8,339	$5,329	$33,871
		4.81%	1.99%	1.27%	8.07%
March 31, 2017	$498,031	$25,450	$12,388	$12,197	$50,035
		5.11%	2.49%	2.45%	10.05%
March 31, 2016	$482,864	$17,466	$6,069	$3,366	$26,901
		3.61%	1.26%	0.70%	5.57%

Direct Loans	Gross Balance Outstanding	31 – 60 days	61 – 90 days	91-180 days	Total
March 31, 2018	$9,908	$220	$100	$163	$483
		2.22%	1.01%	1.65%	4.88%
March 31, 2017	$10,628	$191	$67	$155	$413
		1.80%	0.63%	1.46%	3.89%
March 31, 2016	$10,978	$161	$41	$38	$240
		1.47%	0.37%	0.35%	2.19%

4. Property and Equipment

Property and equipment as of March 31, 2018 and 2017 is summarized as follows:

	(In thousands)
	Cost	Accumulated Depreciation	Net Book Value
2018
Automobiles	$646	$468	$178
Equipment	1,496	1,071	425
Furniture and fixtures	546	457	89
Leasehold improvements	1,207	1,056	151

	$3,895	$3,052	$843

2017
Automobiles	$712	$459	$253
Equipment	1,476	851	625
Furniture and fixtures	546	427	119
Leasehold improvements	1,194	1,007	187

	$3,928	$2,744	$1,184

During the first quarter of fiscal year 2017 the Company began the process of implementing a new loan operating system and capitalized approximately $350,000 related to the project. During that fiscal year, the Company concluded that the asset was not recoverable due to the project not progressing and the expectation that the costs incurred will not be recovered. As a result, during the fourth quarter of 2017, the Company recorded an impairment charge of $350,000 which is classified as administrative expenses in the consolidated statement of income.

5. Line of Credit.

The Company had a line of credit facility (the “Line of Credit”) up to $225 million during fiscal year 2018. On March 30, 2018, a one-year renewal was executed extending the maturity date to March 30, 2019 and reducing the line of credit facility to $200 million. The pricing of the Line of Credit remained at 400 basis points above 30 day LIBOR, with a 1% floor on LIBOR and the beneficial ownership limit remained at 30%. On November 8, 2017, the Company executed amendment 7 to this existing Line of Credit which extended the maturity date to March 31, 2018 and increased the pricing of the Line of Credit to 400 basis points above 30 day LIBOR, while maintaining the 1% floor on LIBOR. The amendment also increased the beneficial ownership limit from 20% to 30% and revised the calculation of availability and the minimum interest coverage ratio. The threshold for the minimum interest coverage ratio was lowered for the period ending December 31, 2017.

On December 30, 2016, the Company executed an amendment which increased the pricing of the Line of Credit to 350 basis points above 30 day LIBOR while maintaining the 1% floor on LIBOR. Prior to December 30, 2016, the pricing on the Line of Credit was 300 basis points above 30 day LIBOR with a 1% floor on LIBOR.

Pledged as collateral for this Line of Credit are all the assets of the Company. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. As of March 31, 2018, the Company was in compliance with all debt covenants.

The Company’s operating results over the past two years provide indicators that the Company may not be able to continue to comply with certain of the required financial ratios, covenants and financial tests prior to the maturity date of the line of credit facility in the absence of an amendment to the corresponding credit agreement. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our line of credit facility. If an event of default occurs under the credit facility, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility. While management believes that it will be able to obtain a renewal or extension of the credit facility, there are no assurances that the lenders will approve the renewal or extension, or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. In the event that the Company obtains information that the existing lenders do not intend to extend the relationship, the Company will seek alternative financing. The Company believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, it can provide no assurances that it will be successful in replacing the line of credit facility on reasonable terms or at all.

6. Interest Rate Swap Agreements

The Company previously utilized interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements converted a portion of the Company’s floating rate debt to a fixed rate, more closely matching the interest rate characteristics of the finance receivables. During the twelve months ended March 31, 2018, no new contracts were initiated and both interest rate swap contracts matured.

The two interest rate swap agreements which expired were as follows: A June 4, 2012 interest rate swap agreement providing for a five-year term in which the Company paid a fixed rate of 1% and received payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement had an effective date of June 13, 2012 and a notional amount of $25.0 million. A July 30, 2012 agreement provided for a five-year term in which the Company paid a fixed rate of 0.87% and received payments from the counterparty on the 1-month LIBOR rate. This interest rate swap agreement had an effective date of August 13, 2012 and a notional amount of $25.0 million

6. Interest Rate Swap Agreements (continued)

The locations and amounts of gains recognized in income are detailed as follows for the fiscal years ended March 31:

	(In thousands)
	2018	2017
Periodic change in fair value of interest rate swap agreements	$17	$222
Periodic settlement differentials included in interest expense	$18	(179)

Gain recognized in income	$35	$43

Net realized gains from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income.

The following table summarizes the average variable rates received and average fixed rates paid under the interest rate swap agreements for the period ended March 31:

	2018	2017
Average variable rate received	1.05%	0.58%
Average fixed rate paid	0.91%	0.94%

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

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Interest rate swap agreements:
March 31, 2018 – asset:	$—	$0	$—	$0
March 31, 2017 – asset:	$—	$17	$—	$17

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash, finance receivables and the Line of Credit. For the cash and the line, the carrying value approximates fair value.

Finance receivables net approximates fair value based on a calculation using the income approach and an exit price notion. The Company projected discounted cash flows taking into consideration expected contractual payments, prepayment rate, and expected credit adjustment. The Company’s approach in the prior year was based on the price paid to acquire Contracts which reflected competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment.

7. Fair Value Disclosures (continued)

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Line of Credit. Based on these market conditions, the fair value of the Line of Credit as of March 31, 2018 was estimated to be equal to the book value. The interest rate for the Line of Credit is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
March 31, 2018	$2,626	$—	$—	$2,626	$2,626
March 31, 2017	$2,855	$—	$—	$2,855	$2,855
Finance receivables:
March 31, 2018	$—	$—	$270,404	$270,404	$269,876
March 31, 2017	$—	$—	$317,205	$317,205	$317,205
Line of credit:
March 31, 2018	$—	$165,750	$—	$165,750	$165,750
March 31, 2017	$—	$213,000	$—	$213,000	$213,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 and 2017.

8. Income Taxes

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. The Tax Act includes a broad range of tax reform including changes to tax rates and deductions that were effective January 1, 2018. The decrease in the enacted corporate tax rate to be applied when our temporary differences are realized or settled ultimately resulted in a one-time revaluation of our net deferred tax asset of $3.1 million with a corresponding charge to income tax expense. The effects of the Tax Act increased income tax expense to a level that reduced net income to a net loss for both the three months ending December 31, 2017 and twelve months ending March 31, 2018.

The provision for income taxes consists of the following for the years ended March 31:

	(In thousands)
	2018	2017	2016
Current:
Federal	$1,705	$4,563	$6,964
State	340	724	1,054

Total current	2,045	5,287	8,018

Deferred:
Federal	1,847	(1,688)	(254)
State	369	(268)	(38)

Total deferred	2,216	(1,956)	(292)

Income tax expense	$4,261	$3,331	$7,726

8. Income Taxes (continued)

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	(In thousands)
	2018	2017
Allowance for credit losses not currently deductible for tax purposes	$5,811	$7,742
Share-based compensation	266	487
Interest rate swap agreements	—	(6)
Other items	212	282

Deferred income taxes	$6,289	$8,505

The provision for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	2018	2017	2016
Provision for income taxes at Federal statutory rate	$976	$3,059	$7,037
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	491	297	660
Tax Reform – Rate Change	3,127	—	—
Other	(333)	(25)	29

Income tax expense	$4,261	$3,331	$7,726

The Company’s effective tax rate increased to 134.71% in fiscal 2018 from 38.11% in fiscal 2017. The effective rate was 38.43% in fiscal 2016.

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

The Company funds share awards from authorized but unissued shares and does not purchase shares to fulfill its obligations under the Equity Plans. Cash dividends, if any, are not paid on unvested performance units or unexercised options but are paid on unvested restricted stock awards.

The Company did not grant any options during the years ended March 31, 2018 or 2017.

9. Share-Based Payments (continued)

A summary of option activity under the Equity Plans as of March 31, 2018, and changes during the year are presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2017	333	$10.08
Granted	—	$—
Exercised	(91)	$5.01
Forfeited	(91)	$13.21

Outstanding at March 31, 2018	151	$11.25	4.83	$107

Exercisable at March 31, 2018	201	$7.71	2.02	$514

The total intrinsic value of options exercised during the years ended March 31, 2018, 2017 and 2016 was approximately $343,000, $46,500 and $82,000 respectively.

During the fiscal year ended March 31, 2018, approximately 91,000 options were exercised at exercise prices ranging from $3.50 to $8.44 per share. During the same period, approximately 91,000 options were forfeited at exercise prices ranging from $8.21 to $14.36 per share.

Cash received from options exercised during the fiscal years ended March 31, 2018, 2017 and 2016 totaled approximately $458,000, $50,000, and $85,000, respectively. As of March 31, 2018, there was approximately $44,000 of total unrecognized compensation cost related to options granted. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

A summary of the status of the Company’s non-vested restricted shares under the Equity Plan as of March 31, 2018, and changes during the year then ended is presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2017	90	$11.95
Granted	30	$8.45
Vested	(7)	$11.71
Forfeited	(36)	$11.01

Non-vested at March 31, 2018	77	$11.25	1.16	$695

The Company awarded approximately 30,000 restricted shares during the fiscal year ended March 31, 2018. There are no performance shares included within the 30,000 restricted shares granted that resulted from the Company meeting a performance threshold. During the same period there were approximately 36,000 restricted shares forfeited. With the adoption of ASU 2016-09 on January 1, 2017, we no longer reduce stock-based compensation by estimated forfeitures. Instead we account for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant-date value of the award tranche that is actually vested at that date.

As of March 31, 2018, there was approximately $321,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.56 years.

10. Employee Benefit Plan

The Company has a 401(k)-retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company did not make a discretionary matching employee contribution. The Board will re-evaluate the Company’s matching policy for plan year 2019 later in the year.

11. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Fiscal Year Ending March 31	(In thousands)
2019	$1,984
2020	1,160
2021	303
2022	44
2023	11

$3,502

Rent expense for the fiscal years ended March 31, 2018, 2017, and 2016 was approximately $2.3, $2.4, and $2.3 million respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

12. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2018 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$22,198	$21,338	$20,526	$19,855
Interest expense	2,455	2,443	2,585	2,654
Provision for credit losses	9,752	10,146	8,989	8,563
Non-interest expense	8,679	8,185	8,138	8,165

Operating income before income taxes	1,312	564	814	473
Income tax expense (benefit)	500	220	3,712	(171)

Net income (loss)	$812	$344	$(2,898)	$644

Earnings (loss) per share:
Basic	$0.10	$0.04	$(0.37)	$0.08

Diluted	$0.10	$0.04	$(0.37)	$0.08

	Fiscal Year ended March 31, 2017 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$22,915	$22,647	$22,044	$22,860
Interest expense	2,244	2,243	2,258	2,477
Provision for credit losses	7,026	8,144	8,796	13,211
Non-interest expense (benefit)	8,939	9,102	8,403	8,883

Operating income before income taxes	4,706	3,158	2,587	(1,711)
Income tax expense (benefit)	1,803	1,188	981	(641)

Net income (loss)	$2,903	$1,970	$1,606	$(1,070)

Earnings (loss) per share:
Basic	$0.37	$0.25	$0.21	$(0.14)

Diluted	$0.37	$0.25	$0.21	$(0.14)

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018. Notwithstanding the material weakness described in Management’s Report on Internal Control over Financial Reporting below, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and

Item 9A. Controls and Procedures (continued)

for the periods presented, in conformity with accounting principles generally accepted in the United States. The Company’s independent registered public accounting firm has audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the years ended March 31, 2018, and 2017, and its report herein expressed an unqualified opinion.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2018 as a result of a material weakness. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management identified the following internal control deficiencies that in combination represent a material weakness:

1)	As previously reported, the Company experienced significant management turnover in the year ended March 31, 2018. This turnover included the Chief Executive Officer and, in the quarter ended March 31, 2018, the Chief Financial Officer and the Controller. All three of these positions have significant roles in the structure of the Company’s internal control over financial reporting. Due to this turnover, the Company was unable to maintain consistent internal control processes, testing and documentation at a level necessary to enable management to assess the effectiveness of internal control over financial reporting as of March 31, 2018.

2)	During the quarter ended March 31, 2018, management identified certain loans classified as non-performing assets that were beyond 180 days past due and had not been charged off in accordance with policies and procedures for such assets. As a result, the Company wrote off approximately $800,000 with respect to such loans during the quarter ended March 31, 2018. Had such loans been charged off on a timely basis, the effect on the Company’s financial position, results of operations and cash flows would not have been material.

3)	During the quarter and fiscal year ending March 31, 2018 close procedures relating to the calculation of the allowance for credit losses, errors were detected within the calculation model that were discovered by our external auditors. Due to the complexity of our allowance for credit losses model and the significant turnover within the group responsible for the calculation and review controls, the error was not detected by our internal control structure.

Notwithstanding the material weakness, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Remedial Actions

The Company has taken the following remedial actions to address the material weakness:

•	The Company hired a permanent Controller at the end of March 2018, and to assist with year-end close and the preparation of its consolidated financial statements, engaged on a temporary basis an external accounting and financial reporting advisor.

•	Management has reviewed and strengthened the Company’s operational controls and has assessed the methodology and calculations of the allowance for credit losses and concluded that its methodology and calculations are sound.

•	The Company has clarified within its special assets group the policies and procedures to be followed regarding items classified as non-performing assets to ensure the timely recognition of any related losses.

•	The Company has hired a permanent Chief Financial Officer with experience serving as CFO and director of public companies, including a company in the consumer credit space, who has assumed her role as of the Company’s CFO effective June 20, 2018.

Management’s Report on Internal Control over Financial Reporting (continued)

•	With the arrival of the permanent Chief Financial Officer, the Company will undergo a review of its internal control policies and procedures, and make changes if deemed necessary, to ensure items noted above in numbers 1 and 3 of Management’s Report on Internal Control over Financial Reporting are in place and operating as intended.

Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify or supplement the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Attestation report of the registered public accounting firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as identified in Management’s Report on Internal Control over Financial Reporting above.

Item 9B. Other Information

Effective June 20, 2018 (the “Effective Date”), Kelly M. Malson commenced her role as the Company’s Chief Financial Officer in accordance with the terms of her employment agreement with the Company, dated as of May 29, 2018. Chad Steinorth resigned from his position as interim Chief Financial Officer as of the Effective Date, and remains employed by the Company in other functions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The relevant information to be set forth in the definitive Proxy Statement and Information Circular for the 20182017 Annual General Meeting of Shareholders of the Company (the “Proxy Statement”), is incorporated herein by reference.

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

Item 11. Executive Compensation, Compensation Interlocks and Insider Participation

The relevant information to be set forth in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans /

The following table sets forth certain information, as of March 31, 2018, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except exercise price)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	151	$11.25	670
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

TOTAL	151	$11.25	670

The relevant information to be set forth in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, Director Independence and Board of Directors

The relevant information to be set forth in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The relevant information to be set forth in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Part II, Item 8, of this Report.

(2)	Financial Statement Schedules

All financial schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4	Form of Common Stock Certificate (3)

10.1	Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (4)

10.2	Amendment No. 1, dated as of September 1, 2011, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (5)

10.3	Amendment No. 2, dated as of December 21, 2012, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (6)

10.4	Amendment No. 3, dated as of November 14, 2014, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (7)

10.5	Amendment No. 4, dated as of January 30, 2015, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (8)

10.6	Amendment No. 5, dated as of December 30, 2016, to Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (9)

10.7	Nicholas Financial, Inc. Employee Stock Option Plan (10)*

10.8	Nicholas Financial, Inc. Non-Employee Director Stock Option Plan (11)*

10.9	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (12)*

10.10	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award (13)*

10.11	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award (14)*

10.12	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Performance Share Award (15)*

10.13	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc. (16)

10.14	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (17)

10.15	Letter Agreement, dated June 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (18)

10.16	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement, dated June 20, 2017, among Nicholas Financial, Inc., Bank of America, N.A., and each of the Lenders party thereto (19)

10.17	Employment Agreement, dated July 26, 2017, between Nicholas Financial, Inc. and Kevin D. Bates (20)*

10.18	Employment Agreement, dated July 26, 2017, between Nicholas Financial, Inc. and Katie L. MacGillivary (21)*

10.19	Separation and Release of Claims Agreement, dated July 26, 2017, between Nicholas Financial, Inc. and Ralph T. Finkenbrink (22)*

10.20	Waiver and Amendment No. 7 to Second Amended and Restated Loan and Security Agreement, dated November 8, 2017, among Nicholas Financial, Inc., Bank of America, N.A., and the Lenders party thereto (23)

10.21	Employment Agreement, dated December 12, 2017, between Nicholas Financial Inc. and Douglas Marohn (24)*

10.22	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (28)

10.23	Waiver and Amendment No. 8 to Second Amended and Restated Loan and Security Agreement, dated March 30, 2018, among Nicholas Financial Inc., Bank of America, N.A., and the Lenders thereto (25)

10.24	Employment Agreement, dated May 29, 2018, between Nicholas Financial, Inc. and Kelly M. Malson (26)*

21	Subsidiaries of Nicholas Financial, Inc. (27)

23	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2009, as filed with the SEC on March 23, 2010.
(5)	Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, as filed with the SEC on November 9, 2011.
(6)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 14, 2014, as filed with the SEC on November 18, 2014.
(8)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, as filed with the SEC on February 9, 2015.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 11, 2017, as filed with the SEC on January 11, 2017.
(10)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81967).
(11)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 30, 1999 (SEC File No. 333-81961).
(12)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders, as filed with the SEC on July 6, 2015.
(13)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(14)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(15)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(16)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215), as filed with the SEC on April 7, 2004
(17)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(18)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 1, 2017, as filed with the SEC on August 1, 2017.
(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 1, 2017, as filed with the SEC on August 1, 2017.
(21)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 1, 2017, as filed with the SEC on August 1, 2017.
(22)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 1, 2017, as filed with the SEC on August 1, 2017.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, as filed with the SEC on November 9, 2017.
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 11, 2017, as filed with the SEC on December 11, 2017.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 4, 2018, as filed with the SEC on April 4, 2018.
(26)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 30, 2018, as filed with the SEC on May 30, 2018.
(27)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(28)	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on June 14, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 27, 2018	By:	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Douglas Marohn, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Marohn Douglas Marohn	President, Chief Executive Officer, and Director	June 27, 2018

/s/ Kelly M. Malson Kelly M. Malson	Chief Financial Officer (Principal Accounting Officer)	June 27, 2018

/s/ Robin Hastings Robin Hastings	Chairman of the Board of Directors	June 27, 2018

/s/ Jeffrey C. Royal Jeffrey C. Royal	Director	June 27, 2018

/s/ Adam K. Peterson Adam K. Peterson	Director	June 27, 2018

/s/ Jeremy Q. Zhu Jeremy Q. Zhu	Director	June 27, 2018