Form 10-Q
period 2018-06-30
NICHOLAS FINANCIAL INC
filed 2018-08-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2018, 12,622,926 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,909,122 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30,	March 31,
	2018	2018
	(Unaudited)
Assets
Cash	$4,981	$2,626
Finance receivables, net	256,590	269,876
Assets held for resale	2,187	2,117
Income taxes receivable	1,256	1,505
Prepaid expenses and other assets	1,175	906
Property and equipment, net	755	843
Deferred income taxes	5,966	6,289

Total assets	$272,910	$284,162

Liabilities and shareholders’ equity
Line of credit	$151,000	$165,750
Drafts payable	3,164	1,672
Accounts payable and accrued expenses	5,505	5,000
Deferred revenues	3,253	3,303

Total liabilities	162,922	175,725

Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued Common stock, no par: 50,000 shares authorized; 12,623 and 12,609 shares issued, respectively; and 7,909 and 7,895 shares outstanding, respectively	34,695	34,564
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	145,752	144,332

Total shareholders’ equity	109,988	108,437

Total liabilities and shareholders’ equity	$272,910	$284,162

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,
	2018	2017
Interest and fee income on finance receivables	$18,759	$22,198

Expenses:
Marketing	367	391
Salaries and employee benefits	5,266	5,162
Administrative	3,065	2,995
Provision for credit losses	5,426	9,752
Depreciation	103	121
Interest expense	2,540	2,455
Change in fair value of interest rate swap agreements	—	9

	16,767	20,885

Operating income before income taxes	1,992	1,313
Income tax expense	572	500

Net income	$1,420	$813

Earnings per share:
Basic	$0.18	$0.10

Diluted	$0.18	$0.10

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$1,420	$813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103	121
Gain on sale of property and equipment	—	(8)
Provision for credit losses	5,426	9,752
Amortization of dealer discounts	(2,247)	(3,043)
Amortization of commission for products	(538)	(433)
Deferred income taxes	323	(620)
Share-based compensation	60	124
Excess tax (deficiency) benefit from share-based compensation	—	(16)
Change in fair value of interest rate swap agreements	—	9
Changes in operating assets and liabilities:
Accrued interest receivable	33	211
Prepaid expenses and other assets	(69)	(102)
Accounts payable and accrued expenses	505	(953)
Income taxes payable and receivable	249	1,125
Deferred revenues	(50)	(262)

Net cash provided by operating activities	5,215	6,718

Cash flows from investing activities
Purchase and origination of finance receivables	(22,173)	(25,056)
Principal payments received	32,785	32,243
Decrease (increase) in assets held for resale	(70)	51
Purchase of property and equipment	(15)	(117)
Proceeds from sale of property and equipment	—	9

Net cash provided by investing activities	10,527	7,130

Cash flows from financing activities
Decrease on line of credit	(14,750)	(9,000)
Change in drafts payable	1,492	14
Proceeds from exercise of stock options	71	—
Payment of loan origination fees	(200)	—

Net cash provided by financing activities	(13,387)	(8,986)

Net increase in cash	2,355	4,862
Cash, beginning of period	2,626	2,855

Cash, end of period	$4,981	$7,717

See accompanying notes.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2018, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial, Inc., a Canadian holding company incorporated under the laws of British Columbia (including its subsidiaries, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements, and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the Securities and Exchange Commission on June 27, 2018. The March 31, 2018, consolidated balance sheet included herein has been derived from the March 31, 2018 audited consolidated balance sheet included in the aforementioned Form 10-K.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables and the fair value of interest rate swap agreements.

2. Revenue Recognition

Finance receivables consist of automobile finance installment contracts (“Contracts”) and direct consumer loans (“Direct Loans”). Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan enters bankruptcy status, is contractually delinquent for 61 days or more or the collateral is repossessed; whichever is earliest. Chapter 13 bankruptcy accounts are accounted for under the cost-recovery method. Interest income on Chapter 13 bankruptcy accounts does not resume until all principal amounts are recovered (see Note 4).

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence, current and prior job status, history in making installment payments for automobiles, current income, and credit history. In addition, the Company examines its prior experience with Contracts purchased from the selling dealer and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The weighted average dealer discount associated with new volume for the three months ended June 30, 2018 and 2017 was 8.19% and 7.56%, respectively in relation to the total amount financed.

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

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights, which are considered participating securities. As such, earnings per share is calculated using the two-class method. Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock compensation awards. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three months ended June 30, (In thousands, except per share amounts)
	2018	2017
Numerator:
Net income per consolidated statements of income	$1,420	$813
Less: Allocation of earnings to participating securities	(11)	(14)

Net income allocated to common stock	1,409	799

Basic earnings per share computation:
Net income allocated to common stock	$1,409	$799

Weighted average common shares outstanding, including shares considered participating securities	7,890	7,851
Less: Weighted average participating securities outstanding	(71)	(131)

Weighted average shares of common stock	7,819	7,720

Basic earnings per share	$0.18	$0.10

Diluted earnings per share computation:
Net income allocated to common stock	$1,420	$799
Undistributed earnings re-allocated to participating securities	—	—

Numerator for diluted earnings per share	$1,420	$799
Weighted average common shares outstanding for basic earnings per share	7,819	7,720
Incremental shares from stock options	11	53

Weighted average shares and dilutive potential common shares	7,830	7,773

Diluted earnings per share	$0.18	$0.10

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three months ended June 30, 2018 and 2017, potential shares of common stock from stock options totaling 116,100 and 155,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

4. Finance Receivables

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	June 30, 2018	March 31, 2018
Finance receivables	$286,391	$301,155
Accrued Interest	2,609	2,642
Unearned dealer discounts	(13,345)	(13,655)

Finance receivables, net of unearned dealer discounts	275,655	290,142
Allowance for credit losses	(19,065)	(20,266)

Finance receivables, net	$256,590	$269,876

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of June 30,
	2018	2017
Contract Portfolio
Weighted APR	22.38%	22.34%
Weighted average discount	7.44%	7.37%
Weighted average term (months)	54	57
Number of active contracts	32,069	36,174

	As of June 30,
	2018	2017
Direct Loan Portfolio
Weighted APR	25.16%	25.47%
Weighted average term (months)	28	33
Number of active contracts	2,498	2,774

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominately for used vehicles. As of June 30, 2018, the average model year of vehicles collateralizing the portfolio was a 2010 vehicle. The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts :

	Three months ended June 30, (In thousands)
	2018	2017
Balance at beginning of period	$19,433	$16,885
Provision for credit losses	5,227	9,658
Charge-offs	(7,049)	(8,691)
Recoveries	505	527

Balance at end of period	$18,116	$18,379

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

Direct Loans are typically for amounts ranging from $1,000 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. Many Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding wether to grant a loan, the Company considers the individual’s credit history, job stability, income and impression left of the Company’s loan officer during a personal interview. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of June 30, 2018, loans made by the Company pursuant to its Direct Loan program constituted approximately 2% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven by current economic conditions and credit loss trends over several reporting periods which are utilized in estimating future losses and overall portfolio performance. They were also influenced by a change in the Company’s method for calculating the allowance for credit losses, as described below.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Direct Loans:

	Three months ended June 30, (In thousands)
	2018	2017
Balance at beginning of period	$833	$773
Provision for credit losses	199	94
Charge-offs	(90)	(101)
Recoveries	7	8

Balance at end of period	$949	$774

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

During the first quarter of the fiscal year ended March 31, 2019, the Company began using the trailing six month charge-offs, annualized, to calculate the allowance for credit losses. This change was made to reflect changes in the Company’s lending policies and underwriting standards, which were a result on the Company changing its business strategies. The Company changed its focus on financing primary transportation to and from work for the subprime borrower. This change resulted in higher yielding loans, smaller amounts financed and shorter monthly terms.

In addition the Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio.

Using the prior calculation the allowance for credit losses and provision expense for the quarter would have been approximately $151,000 lower.

Prior to June 30, 2018, the Company calculated the allowance for credit losses by reference to static pools, which each pool consisting of Contracts purchased during a three-month period for each branch location as management considers these pools to have similar risk characteristics and are considered smaller-balance homogenous loans. The Company analyzed each consolidated static pool at specific points in time to estimate losses that are probable of being incurred as of the reporting date. The Company maintained historical write-off information for over 10 years with respect to every consolidated static pool and segregated such static pool by liquidation, thereby creating snapshots or buckets of each pool’s historical write-off-to liquidation ratio at five different points in each vintage pool’s liquidation cycle. These snapshots were then used to assist in determining the allowance for credit losses. The five snapshots were tracked at liquidation levels of 20%, 40%, 60%, 80% and 100%.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

The following table is an assessment of the finance receivables:

	(In thousands)
	June 30, 2018		June 30, 2017
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$265,267	$7,292	$306,185	$8,059
Non-performing accounts	10,059	230	17,441	200

Total	$275,326	$7,522	$323,626	$8,259
Chapter 13 bankruptcy accounts	3,486	57	3,880	39

Finance receivables	$278,812	$7,579	$327,506	$8,298

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

In certain circumstances, we will grant obligors one-month payment extensions. The only modification of terms in those circumstances is to advance the obligor’s next due date by one month and extend the maturity date of the receivable. There are no other concessions, such as a reduction in interest rate, or forgiveness of principal or accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings

A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account, and on which the accrual of interest income is suspended. As of September 1, 2016, an account is written off when an account is 180 days contractually delinquent, which is consistent with practices within the subprime auto financing industry. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 bankruptcy accounts. In the event the debtors’ balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, whether to begin repossession proceedings or allow the customer to begin making regularly scheduled payments. We do consider Chapter 13 bankruptcy accounts to be troubled debt restructurings and included in the Company’s allowance for credit losses is a specific reserve of approximately $750,000 and $0 for these accounts as of June 30, 2018 and June 30, 2017, respectively.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	(In thousands)
Contracts	Balance Outstanding	31 – 60 days	61 – 90 days	90-120 days	Over 120 days	Total
June 30, 2018	$275,326	$17,333	$6,281	$2,074	$1,704	$27,392
		6.30%	2.28%	0.75%	0.62%	9.95%
June 30, 2017	$323,626	$21,490	$10,095	$4,208	$3,138	$38,931
		6.64%	3.12%	1.30%	0.97%	12.03%

Direct Loans	Balance Outstanding	31 – 60 days	61 – 90 days	90-120 days	Over 120 days	Total
June 30, 2018	$7,522	$171	$83	$32	$115	$401
		2.27%	1.10%	0.43%	1.53%	5.33%
June 30, 2017	$8,259	$237	$81	$48	71	$437
		2.87%	0.98%	0.58%	0.86%	5.29%

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

5. Line of Credit

The Company had a line of credit facility (the “Line of Credit”) up to $225 million during fiscal year 2018. On March 30, 2018, the Company executed Amendment 8, a one-year renewal extending the maturity date to March 30, 2019 and reducing the line of credit facility to $200 million and changing the minimum interest coverage ratio from a quarterly to monthly test. The pricing of the Line of Credit remained at 400 basis points above 30 day LIBOR, with a 1% floor on LIBOR and the beneficial ownership limit remained at 30%.

On November 8, 2017, the Company had executed Amendment 7 to the then existing Line of Credit which extended the maturity date to March 31, 2018 and increased the pricing of the Line of Credit to 400 basis points above 30 day LIBOR, while maintaining the 1% floor on LIBOR. The amendment also increased the beneficial ownership limit from 20% to 30%, and revised the calculation of availability and the minimum interest coverage ratio. The threshold for the minimum interest coverage ratio was lowered for the period ending December 31, 2017.

Pledged as collateral for this Line of Credit are all the assets of the Company. The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. As of June 30, 2018, the Company was in compliance with all debt covenants.

Failure to meet any financial ratios, covenants or financial tests can result in an event of default under our Line of Credit. If an event of default occurs, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, and/or enforce their interest against collateral pledged under the facility.

The Company’s operating results over the past two years provide indicators that the Company may not be able to continue to comply with certain of the required financial ratios, covenants and financial tests prior to the maturity date of the line of credit facility in the absence of an amendment to the corresponding credit agreement. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our line of credit facility. If an event of default occurs under the credit facility, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility. In March 2018, the Company executed Amendment 8, which extended the maturity to March 30, 2019 and reduced the line of credit to $200 million. While management believes that it will be able to obtain a renewal or extension of the credit facility within the next year, there are no assurances that the lenders will approve the renewal or extension, or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. In the event that the Company obtains information that the existing lenders do not intend to extend the relationship, the Company will seek alternative financing. The Company believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, it can provide no assurances that it will be successful in replacing the line of credit facility on reasonable terms or at all.

6. Interest Rate Swap Agreements

From time to time, the Company utilizes interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables. As of June 30, 2018 and June 30, 2017, the Company had no interest rate swap agreements in place.

On June 13, 2017 an interest rate swap agreement with an effective date of June 13, 2012, a notional amount of $25.0 million, and a fixed rate of interest of 1.00% expired. The impact of the swap is included in the gain recognized in income amount below.

The locations and amounts of loss and gain in income are as follows:

Three months ended June 30, 2017
(In thousands)
Periodic change in fair value of interest rate swap agreements	$(9)
Periodic settlement differentials included in interest expense	10

Gain recognized in income	$1

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

Net realized gains from the interest rate swap agreement were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreement.

Three months ended June 30, 2017
Variable rate received	1.02%
Fixed rate paid	0.92%

7. Income Taxes

The provision for income taxes decreased to approximately $0.6 million for the three months ended June 30, 2018 from approximately $0.5 million for the three months ended June 30, 2017. The Company’s effective tax rate decreased to 28.7% for the three months ended June 30, 2018 from 38.11% for the three months ended June 30, 2017. The change in the effective rate was attributed to the Tax Cuts and Jobs Act.

8. Fair Value Disclosures

The Company measures specific assets and liabilities at fair value, which is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When applicable, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability under a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, thereby requiring an entity to develop its own assumptions.

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

Based on current market conditions, any new or renewed credit facility is expected to contain pricing that approximates the Company’s current Line of Credit. Based on these market conditions, the fair value of the Line as of June 30, 2018 was estimated to be equal to the book value. The interest rate for the Line of Credit is a variable rate based on LIBOR pricing options.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

	(In thousands)
	Fair Value Measurement Using
				Fair	Carrying
Description	Level 1	Level 2	Level 3	Value	Value
Cash:
June 30, 2018	$4,981	$—	$—	$4,981	$4,981
March 31, 2018	$2,626	$—	$—	$2,626	$2,626

Finance receivables:
June 30, 2018	$—	$—	$256,590	$256,590	$256,590
March 31, 2018	$—	$—	$270,404	$270,404	$269,876

Line of credit:
June 30, 2018	$—	$151,000	$—	$151,000	$151,000
March 31, 2018	$—	$165,750	$—	$165,750	$165,750

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 and March 31, 2018.

9. Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business: none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

10. Summary of Significant Accounting Policies

Reclassifications

The Company made certain reclassifications to finance receivables, as a result of which it no longer reports a gross receivable and unearned interest balance. Therefore, the prior balance sheet reflects a reclass, to net the gross receivable and the unearned interest balance. Net income and shareholders’ equity was not changed.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On April 1, 2018, the Company adopted the new guidance utilizing the modified retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Continued)

(Unaudited)

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). The guidance provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on April 1, 2018, and it believes the adoption of this guidance did not have a material impact on its Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). The guidance clarifies the definition of a business, which assists entities when evaluating whether transactions should be accounted for as acquisitions of businesses or assets. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance on April 1, 2018 and it believes the adoption of this guidance did not have a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued the Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment. The new guidance focuses on making the Statement of Cash Flows more uniform for companies. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance on April 1, 2018 and does not believe ASU 2016-15 had a material impact on its Consolidated Financial Statements.

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

In June 2016, the FASB issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements, and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, we believe the adoption of this ASU will likely have a material effect and is expected to increase the overall allowance for credit losses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K, and our other filings made with the U.S. Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include the availability of capital (including the ability to access bank financing), recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act, fluctuations in the economy, the degree and nature of competition and its effects on the Company’s financial results, fluctuations in interest rates, the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company’s existing and future markets, the Company’s intentions regarding strategic alternatives, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses and to expand into new markets, and the Company’s ability to recruit and retain qualified employees. All forward-looking statements included in this Quarterly Report are based on information available to the Company as of the date of filing of this Quarterly Report, and the Company assumes no obligation to update any such forward-looking statement.

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this quarterly report below.

Regulatory Developments

As previously reported, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products, such as the Contracts and the Direct Loans that we offer, including explicit supervisory authority to examine, audit, and investigate companies offering a consumer financial product such as ourselves. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to perate profitability, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of consumer credit and similar services on terms substantially similar to those we currently provide could if enacted have a material, adverse impact on our business, prospects, results of operations and financial condition. Some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products. Any such rules could have a material adverse effect on our business, results of operations and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance. For example, the CFPB has stated that it expects to conduct separate rulemaking to identify larger particpants in the installment lending market for purposes of its supervision program.

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

During the first quarter of fiscal year ended March 31, 2019, the Company began using the trailing six month charge-offs, annualized, to calculate the allowance for credit losses. This change was made to reflect changes in the Company’s lending policies and underwriting standards, which resulted from the Company changing its business strategies. The Company re- focused on financing primary transportation to and from work for the subprime borrower. This change resulted in purchasing higher yielding loans, smaller amounts financed and shorter monthly terms. A trailing six-month, annualized, is also more in line with the industry practice, which uses a trailing twelve-month. Management believes a trailing six-month will more quickly reflect changes in the portfolio.

In addition the Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio

Prior to the first quarter of fiscal 2019, the Company calculated the allowance for credit losses by reference to static pools, with each pool consisting of Contracts purchased during a three-month period for a given branch location, as management considered the Contracts in those pools to have similar risk characteristics. The Company analyzed each consolidated static pool at specific points in time to estimate losses that were likely to be incurred as of the reporting date. The Company maintained historical write-off information for over 10 years with respect to every consolidated static pool and segregated each static pool by liquidation, thereby creating snapshots or buckets of each pool’s historical write-off-to liquidation ratio at five different points in each pool’s liquidation cycle. These snapshots were then used to assist in determining the allowance for credit losses. The five snapshots were tracked at liquidation levels of 20%, 40%, 60%, 80% and 100%.

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

Introduction

Diluted earnings per share for the three months ended June 30, 2018 increased 80% to $0.18 as compared to $0.10 for the three months ended June 30, 2017. Net income was $1.4 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively. Revenue decreased 15.5% to $18.8 million for the three months ended June 30, 2018 as compared to $22.2 million for the three months ended June 30, 2017. The decease in revenue was primarily due to a reduction in the volume of Contracts.

With the Company’s regained focus on its core business of financing primary transportation to and from work for the subprime borrower, the Company was able to improve its financial results in the quarter ended June 30, 2018. This resulted in an increase in the weighted average yield of purchased Contracts to 23.55% during the quarter ended June 30, 2018 compared to 22.31% for the quarter ended June 30, 2017 and a reduction in the provision for credit losses.

In addition, aggressive competition had previously influenced the Company to purchase lower credit quality Contracts. Historically, the Company was able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that were competitive with those of other companies. However, it became increasingly difficult for the Company to match or exceed pricing of its competitors, which resulted in declining Contract acquisition rates during the 2016, 2017, and 2018 fiscal years. The Company expects this trend of declining acquisition rates to continue for the foreseeable future; however, the driver behind this trend is now expected to be the Company’s intentional focus on pricing discipline. We remain cautious with respect to near term losses as delinquency percentages remain elevated compared to historical levels.

	Three months ended June 30, (In thousands)
	2018	2017
Portfolio Summary
Average finance receivables (1)	$296,502	$346,277

Average indebtedness (2)	$162,226	$210,494

Interest and fee income on finance receivables	$18,758	$22,198
Interest expense	2,540	2,455

Net interest and fee income on finance receivables	$16,218	$19,743

Gross portfolio yield (3)	25.31%	25.64%

Interest expense as a percentage of average finance receivables	3.43%	2.84%

Provision for credit losses as a percentage of average finance receivables	7.32%	11.26%

Net portfolio yield (3)	14.56%	11.54%

Operating expenses as a percentage of average finance receivables	11.87%	10.01%

Pre-tax yield as a percentage of average finance receivables (4)	2.59%	1.53%

Write-off to liquidation (5)	10.90%	12.16%
Net charge-off percentage (6)	8.80%	9.54%
Allowance percentage (7)	6.43%	5.53%

Note: All three-month performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables, represents the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line of Credit.
(3)

Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables.

(4)	Pre-tax yield represents net portfolio yield minus operating expenses (marketing, salaries, employee benefits, depreciation, and administrative), as a percentage of average finance receivables.
(5)

Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning receivable balance plus current period purchases and originations minus ending receivable balance.

(6)	Net charge-off percentage represents net charge-offs divided by average finance receivables, outstanding during the period.
(7)	Allowance percentage represents the allowance fo credit losses divided by average finance receivables outstanding during the period.

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

The Company is currently licensed to provide Direct Loans in Florida and North Carolina. The Company is considering the solicitation of current customers in Florida and North Carolina for the purpose of selling Direct Loans to such customers, and the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 2% and 10% of its total portfolio for the foreseeable future.The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, decreased 15.5% to $18.8 million for the three-month period ended June 30, 2018 from $22.2 million for the three-month period ended June 30, 2017. The decrease was primarily due to a 14.4% decrease in the average finance receivables. Average finance receivables equaled approximately $296.5 million for the three-month period ended June 30, 2018, compared to $346.3 million for the corresponding period ended June 30, 2017. This decrease in average finance receivables was primarily the result of a reduction in Contract and Direct Loan volume, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This shift in focus also allowed us to acquire Contracts at higher yields during the June 2018 quarter compared to acquisitions during the June 2017 quarter.

The gross portfolio yield of 25.31% for the three-month period ended June 30, 2018 was largely consistent with that of the three-month period ended June 30, 2017 of 25.64%. The net portfolio yield increased to 14.56% for the three-month period ended June 30, 2018 from 11.54% for the corresponding period ended June 30, 2017. The net portfolio yield increased due to a decrease in the provision for credit losses, as described under “Analysis of Credit Losses”, which was only partially offset by an increase in interest expense.

Operating Expenses

Operating expenses increased slightly to approximately $8.8 million for the three-month period ended June 30, 2018 from approximately $8.7 million for the three-month period ended June 30, 2017.

The primary reason for the increase was a $104,000 increase in salaries and$70,000 increase in administrative expenses, which was partially off set by $25,000 decrease in marketing expenses and a $18,000 decrease in depreciation. Operating expenses as a percentage of average finance receivables increased to 11.87% for the three-month period ended June 30, 2018 from 10.01% for the three-month period ended June 30, 2017. This increase was attributed to the decrease in the finance receivable balance.

Interest Expense

Interest expense remained relatively constant at approximately $2.5 million for the three-month period ended June 30, 2018 as compared to $2.5 million for the three-month period ended June 30, 2017. The average cost of funds increased to 6.26% for the three month period ended June 30, 2018, compared to 4.67% for the three-month period ended June 30, 2017. This increase was offset by a 22.9% decrease in the average debt balance. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2018	2017
Variable interest under the line of credit facility	2.26%	0.19%
Settlements under interest rate swap agreements	0.00%	(0.02)%
Credit spread under the line of credit facility	4.00%	4.50%

Average cost of borrowed funds	6.26%	4.67%

LIBOR rates have increased (2.00% as of June 30, 2018 compared to 1.14% as of June 30, 2017), which caused an increase in variable interest for the amount that exceeded the 1% floor. The increase in LIBOR rates also caused a decrease in expenses related to our interest rate swap agreements. In addition, the Company entered into an agreement as of March 30, 2018 that decreased the effective interest rate by 50 basis points (to 4.00% as of June 30, 2018 from 4.50% as of June 30, 2017). For further discussions regarding interest rates see “Note 5 – Line of Credit”.

Contract Procurement

The Company purchases Contracts in the eighteen states listed in the table below. The Contracts purchased by the Company are predominately for used vehicles; for the three month periods ended June 30, 2018 and 2017, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of June 30,		Three months ended June 30,
	2018		2018	2017
State	Number of branches		Net Purchases (In thousands)
FL	17		$6,142	$7,985
GA	6		2,188	2,822
NC	6		2,121	1,693
SC	2		645	883
OH	6		3,236	3,145
MI	2		939	1,201
VA	2		623	612
IN	2		741	1,786
KY	3		1,213	1,461
MD	—		—	296
AL	3		727	741
TN	2		768	669
IL	2		226	1,043
MO	4		1,216	1,216
KS	1		269	479
TX	2		635	622
PA	—		484	416
WI	—	[a]	—	91

Total	60		$22,173	$27,161

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through an Illinois branch.

	Three months ended
	June 30,
	(Purchases in thousands)
Contracts	2018	2017
Purchases	$22,173	$27,161
Weighted APR	23.55%	22.31%
Average discount	8.19%	7.56%
Weighted average term (months)	49	55
Average loan	$10,204	$11,563
Number of Contracts	2,173	2,349

Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

	Three months ended
	June 30,
	(Originations in thousands)
Direct Loans Originated	2018	2017
Originations	$1,697	$2,026
Weighted APR	25.73%	25.42%
Weighted average term (months)	28	30
Average loan	$3,779	$3,801
Number of loans	449	533

Analysis of Credit Losses

In December 2017, the Board appointed our new President and Chief Executive Officer. Under his leadership, the Company redefined its business strategy, which resulted in more restrictive lending policies and underwriting standards. On an aggregate basis, these changes have shortened the average terms of the Contracts purchased and increased yields on purchased Contracts.

Therefore, during the first quarter of fiscal 2019, the Company began using a trailing six month charge-off analysis, annualized, to calculate the allowance for credit losses. Management believes that using the trailing six month charge-off analysis, annualized, will more quickly reflects changes in the portfolio as compared to a trailing twelve months charge-off analysis which is a typical practice in the industry.

In addition the Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio.

Using the prior calculation the allowance for credit losses and provision expense for the quarter would have been approximately $151,000 lower.

Non-performing assets, defined as contractually delinquent for 61 or more days past due or is a Chapter 13 bankruptcy account, and the accrual of interest income is suspended. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 accounts. In the event the debtors’ balance is reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received. In the event an account is dismissed from bankruptcy, the Company will decide based on several factors, whether to begin repossession proceedings or allow the customer to begin making regularly scheduled payments.

The Company defines a Chapter 13 bankruptcy account as a Trouble Debt Restructuring (“TDR”). As of March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. The Company evaluated the performance as of June 30, 2018 of those accounts that had been classified as a Chapter 13 bankruptcy accounts as of March 31, 2017. Based on this look back, management determined that 35% of the accounts had charge-off and of the accounts charged-off, approximately 61% of the March 2017 balance was charged off as of June 30, 2018. Management then calculated a specific reserve of approximately $756,000.

The provision for credit losses decreased to $5.4 million for the three months ended June 30, 2018 from $9.8 million for the three months ended June 30, 2017, largely due to a decrease in the net charge-offs percentages (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage) which decreased to 8.80% for the three months ended June 30, 2018 from 9.54% for the three months ended June 30, 2017. The Company’s allowance for credit losses also incorporates recent trends such as, delinquencies, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Management believes that the decrease in the net charge-off and writeoff to liquidation percentages were the result of the Company’s regained focus on the core business principles.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2018 was 9.95%, a decrease from 12.03% as of June 30, 2017. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2018 was 5.33%, a increase from 5.29% as of June 30, 2017. The decrease in delinquency percentage for Contracts was driven primarily by the Company’s regained focus on local branch based servcing.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

The Company considers the following economic factors to assist in determining the appropriate loss reserve levels: competition; the number of bankruptcy filings; consumer sentiment; consumer spending; economic growth (i.e., changes in GDP); the condition of the housing sector; changes in tax laws, unemployment rates; and other leading economic indicators. The longer-term outlook for portfolio performance will depend on overall economic conditions, the rational or irrational behavior of the Company’s competitors, and the Company’s ability to monitor, manage and implement its underwriting and collections philosophy.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended June 30, 2018 and June 30, 2017 the Company granted deferrals to approximately 2.44% and 4.82%, respectively, of total Contracts and Direct Loans. The number of deferrals decreased during the current quarter, as a direct result of the Company regaining its focus on insuring the extension of deferrals were within the Company’s policies. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Income Taxes

The provision for income taxes increased to approximately $0.6 million for the three months ended June 30, 2018 from approximately $0.5 million for the three months ended June 30, 2017. The Company’s effective tax rate decreased to 28.7% for the three months ended June 30, 2018 from 38.11% for the three months ended June 30, 2017. This decrease in the effective tax rate is due to the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended
	June 30,
	(In thousands)
	2018	2017
Cash provided by (used in):
Operating activities	$5,215	$6,718
Investing activities (primarily purchase of Contracts)	10,527	7,130
Financing activities	(13,387)	(8,986)

Net increase in cash	$2,355	$4,862

The Company’s primary use of working capital for the three months ended June 30, 2018 was funding the purchase of Contracts, which are financed substantially through cash from principal payments received, cash from operations and our line of credit (the “Line”). The Line is secured by all of the assets of the Company. On March 30, 2018, a one-year renewal was executed that extended the maturity date to March 30, 2019 reducing the line of credit facility to $200 million from $225 million and changing the minimum interest ratio from a quarterly test to a monthly test. The pricing of the Line remained at 400 basis points above 30 day LIBOR, with a 1% floor on LIBOR and the beneficial ownership limit remained at 30%. Line

On November 8, 2017, the Company had executed Amendment 7 to the then-existing Line, which extended the maturity date to March 31, 2018 and increased the pricing of the Line to 400 basis points above 30 day LIBOR, while maintaining the 1% floor on LIBOR. The amendment also increased the beneficial ownership limit from 20% to 30% and revised the calculation of availability and the minimum interest coverage ratio. The threshold for the minimum interest coverage ratio was lowered for the period ending December 31, 2017.

As of June 30, 2018, the amount outstanding under the Line was $151.0 million. The exact amount that the Company may borrow under the Line at any given time is determined in accordance with the corresponding credit agreement.

The Company will continue to depend on the availability of the Line, together with cash from operations, to finance future operations. The availability of funds under the Line generally depends on availability calculations as defined in the corresponding credit agreement. The agreement also requires us to comply with certain financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under the credit agreement. If an event of default occurs, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the Line, accelerate all amounts outstanding under the Line, and/or enforce their interest against collateral pledged under the Line. See also “The terms of our indebtedness impose significant restrictions on us” in “1A. Risk Factors” in our Annual Report on Form 10-K, which is incorporated herein by reference.

The Company believes that borrowings available under the Line as well as cash flow from operations will be sufficient to meet its funding needs for at least the next twelve months. However, since the borrowings available under the Line are calculated every month based on individual loan criteria as defined in the credit agreement, no assurances can be given that the Company will maintain sufficient availability in the long term. After entering into the most recent amendment to the Line as of June 30, 2018, the Company is in compliance with all of its debt covenants as of June 30, 2018.

The deterioration of our portfolio during the quarter ended June 20, 2017, did affect our borrowing capacity under the Line, resulting in an increase in the interest spread. With the improved performance of the portfolio and the improvements in earnings, the Company was able to amend the Line on March 30, 2018 and reduce the credit spread to 4.0%.

Contractual Obligations

The following table summarizes the Company’s material obligations as of June 30, 2018.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,486	$1,246	$1,200	$40	$—
Line of credit[1]	151,000	151,000	—	—	—
Interest on Line[1]	7,089	7,089	—	—	—

Total	$160,575	$159,335	$1,200	$40	$—

1.

The Company’s Line matures on March 31, 2019. Interest on outstanding borrowings under the Line as of June 30, 2018, is based on an effective interest rate of 6.26%. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used to manage fluctuating interest rate exposures that exist from ongoing business operations. As of June 30, 2018, the Company does not have any interest rate swap agreements in place. If and when the Company does implement interest swap agreements, it does not use them for speculative purposes.

As of June 30, 2018, $151.0 million, or approximately 100% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points would have resulted in an annual after-tax increase of interest expense of approximately $1.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting. As disclosed in the Company’s Annual Report on Form 10-K, dated March 31, 2018, the Company reported that its internal controls over financial reporting were not effective as of March 31, 2018, as a result of a material weakness. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically management identified the following internal control deficiencies that in combination represented a material weakness.

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

2)

During the quarter ended March 31, 2018, management identified certain loans classified as non-performing assets that were beyond 180 days past due and had not been charged off in accordance with policies and procedures for such assets. As a result, the Company charged-off approximately $800,000 with respect to such loans during the quarter ended March 31, 2018. Had such loans been charged-off on a timely basis, the effect on the Company’s financial position, results of operations and cash flows would not have been material.

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

Remedial Actions

The Company has taken the following remedial actions to address the material weakness:

•

The Company hired a permanent Controller at the end of March 2018, and to assist with quarter-end close and the preparation of its consolidated financial statements, and engaged on a temporary basis an external accounting and financial reporting advisor.

•

Management has reviewed and strengthened the Company’s operational controls and has assessed the methodology and calculation of the allowance for credit losses. See further discussion of changes to the allowance for credit losses discussed in Note 4. Finance Receivables.

•

The Company has clarified within its special assets group the policies and procedures to be followed regarding items classified as non-performing assets to ensure the timely recognition of any related losses.

•

The Company has hired a permanent Chief Financial Officer with experience serving as CFO and director of a public company, including a company in the consumer credit space, who has assumed her role as of the Company’s CFO effective June 20, 2018.

•

The Company will undergo a review of its internal control policies and procedures, and make changes, if deemed necessary, to ensure items noted above in numbers 1 and 3 of the Management’s Report on Internal Control over Financial Reporting are in place and operating as intended.

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

Notwithstanding the material weakness, which still exists as of June 30, 2018, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

See exhibit index following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 14, 2018	/s/ Doug Marohn
Doug Marohn
President and
Chief Executive Officer

Date: August 14, 2018	/s/ Kelly Malson
Kelly Malson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Employment Agreement between the Company and Kelly M. Malson, dated as of May 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2018)

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[1]	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.