Form 10-Q
period 2018-09-30
NICHOLAS FINANCIAL INC
filed 2018-11-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 0-26680

NICHOLAS FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	8736-3354
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2454 McMullen Booth Road, Building C Clearwater, Florida	33759
(Address of Principal Executive Offices)	(Zip Code)

(727) 726-0763

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2018, 12,619,744 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,905,940 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30, 2018 (Unaudited)	March 31, 2018
Assets
Cash	$2,787	$2,626
Finance receivables, net	236,241	266,573
Assets held for resale	2,461	2,117
Income taxes receivable	1,702	1,505
Prepaid expenses and other assets	1,080	906
Property and equipment, net	674	843
Deferred income taxes	5,445	6,289

Total assets	$250,390	$280,859

Liabilities and shareholders’ equity
Line of credit	$134,200	$165,750
Drafts payable	1,421	1,672
Accounts payable and accrued expenses	4,305	5,000

Total liabilities	$139,926	$172,422
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,618 and 12,609 shares issued, respectively; and 7,904 and 7,895 shares outstanding, respectively	$34,591	$34,564
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	146,332	144,332

Total shareholders’ equity	110,464	108,437

Total liabilities and shareholders’ equity	$250,390	$280,859

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Interest and fee income on finance receivables	$19,404	$21,338	$38,163	$43,536
Expenses:
Marketing	737	353	1,104	744
Salaries and employee benefits	4,341	4,847	9,607	10,009
Administrative	2,792	2,858	5,857	5,853
Provision for credit losses	8,374	10,146	13,801	19,898
Depreciation	96	119	199	240
Interest expense	2,386	2,443	4,926	4,898
Change in fair value of interest rate swap agreements	—	8	—	17

	18,726	20,774	35,494	41,659

Operating income before income taxes	678	564	2,669	1,877
Income tax expense	96	220	669	720

Net income	$582	$344	$2,000	$1,157

Earnings per share:
Basic	$0.07	$0.04	$0.25	$0.15

Diluted	$0.07	$0.04	$0.25	$0.15

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$2,000	$1,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	199	240
Gain on sale of property and equipment	—	(15)
Provision for credit losses	13,801	19,898
Amortization of dealer discounts	(5,904)	(5,942)
Amortization of commission for products	(1,040)	(841)
Deferred income taxes	844	(1,045)
Share-based compensation	16	130
Change in fair value of interest rate swap agreements	—	17
Changes in operating assets and liabilities:
Accrued interest receivable	100	(50)
Prepaid expenses and other assets	27	(37)
Accounts payable and accrued expenses	(695)	(555)
Income taxes receivable	(197)	91

Net cash provided by operating activities	9,151	13,048

Cash flows from investing activities
Purchase and origination of finance receivables	(39,961)	(52,943)
Principal payments received	63,335	65,942
Increase in assets held for resale	(344)	(159)
Purchase of property and equipment	(30)	(139)
Proceeds from sale of property and equipment	—	16

Net cash provided by investing activities	23,000	12,717

Cash flows from financing activities
Decrease on line of credit	(31,550)	(25,000)
Change in drafts payable	(251)	(286)
Payment of loan origination fees	(200)	—
Proceeds from exercise of stock options	11	338

Net cash used in financing activities	(31,990)	(24,948)

Net increase in cash	161	817
Cash, beginning of period	2,626	2,855

Cash, end of period	$2,787	$3,672

See Notes to the Consolidated Financial Statements.

1. Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2018, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial, Inc. (including its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the Securities and Exchange Commission on June 27, 2018. The March 31, 2018 consolidated balance sheet included herein has been derived from the March 31, 2018 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

2. Revenue Recognition

Finance receivables consist of automobile finance installment contracts (“Contracts”) and direct consumer loans (“Direct Loans”). Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan enters bankruptcy status, is contractually delinquent for 61 days or more, or the collateral is repossessed, whichever is earlier. Chapter 13 bankruptcy accounts are accounted for under the cost-recovery method. Interest income on Chapter 13 bankruptcy accounts does not resume until all principal amounts are recovered (see Note 4).

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The weighted average dealer discount associated with new volume for the three months ended September 30, 2018 and 2017 was 8.42% and 7.27%, respectively in relation to the total amount financed. The weighted average dealer discount associated with new volume for the six months ended September 30, 2018 and 2017 was 8.36% and 7.41%, respectively.

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

	Three months ended September 30, (In thousands, except per share amounts)		Six months ended September 30, (In thousands, except per share amounts)
	2018	2017	2018	2017
Numerator:
Net income	$582	$344	$2,000	$1,157
Less: Allocation of earnings to participating securities	(5)	(4)	(15)	(14)

Net income allocated to common stock	$577	$340	$1,985	$1,143

Basic earnings per share computation:
Net income allocated to common stock	$577	$340	$1,985	$1,143

Weighted average common shares outstanding, including shares considered participating securities	7,774	7,847	7,859	7,834
Less: Weighted average participating securities outstanding	(61)	(106)	(65)	(98)

Weighted average shares of common stock	7,713	7,741	7,794	7,736

Basic earnings per share	$0.07	$0.04	$0.25	$0.15

Diluted earnings per share computation:
Net income allocated to common stock	$577	$340	$1,985	$1,143
Undistributed earnings re-allocated to participating securities	—	—	—	—

Numerator for diluted earnings per share	$577	$340	$1,985	$1,143

Weighted average common shares outstanding for basic earnings per share	7,713	7,741	7,794	7,736
Incremental shares from stock options	6	45	6	48

Weighted average shares and dilutive potential common shares	7,719	7,786	7,800	7,784

Diluted earnings per share	$0.07	$0.04	$0.25	$0.15

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three months ended September 30, 2018 and 2017, potential shares of common stock from stock options totaling 79,600 and 154,565, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the six months ended September 30, 2018 and 2017, potential shares of common stock from stock options totaling 79,600 and 149,781, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	September 30, 2018	March 31, 2018
Finance receivables	$267,236	$301,155
Accrued interest receivable	2,542	2,642
Unearned dealer discounts	(11,352)	(13,655)
Unearned insurance and fee commissions	(3,009)	(3,303)

Finance receivables, net of unearned	255,417	286,839
Allowance for credit losses	(19,176)	(20,266)

Finance receivables, net	$236,241	$266,573

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of September 30,
Contract Portfolio	2018	2017
Weighted APR	22.37%	22.24%
Weighted average discount	7.23%	7.32%
Weighted average term (months)	54	57
Number of active contracts	30,548	34,935

	As of September 30,
Direct Loan Portfolio	2018	2017
Weighted APR	25.14%	25.23%
Weighted average term (months)	32	33
Number of active contracts	2,458	2,721

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of September 30, 2018, the average model year of vehicles collateralizing the portfolio was a 2010 vehicle.

Direct Loans are typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than typical Contracts due to the customer’s prior payment history with the Company; however, the underlying collateral is less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of September 30, 2018, loans made by the Company pursuant to its Direct Loan program constituted approximately 3% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by current economic conditions and credit loss trends over several reporting periods which are utilized in estimating future losses and overall portfolio performance.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$18,116	$949	$19,065
Provision (benefit) for credit losses	8,684	(310)	8,374
Charge-offs	(8,578)	(164)	(8,742)
Recoveries	470	9	479

Balance at September 30, 2018	$18,692	$484	$19,176

	Three months ended September 30, 2017
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$18,379	$774	$19,153
Provision for credit losses	10,022	124	10,146
Charge-offs	(8,936)	(122)	(9,058)
Recoveries	502	6	508

Balance at September 30, 2017	$19,967	$782	$20,749

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the six months ended September 30, 2018 and 2017:

	Six months ended September 30, 2018
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$19,433	$833	$20,266
Provision (benefit) for credit losses	13,912	(111)	13,801
Charge-offs	(15,629)	(254)	(15,883)
Recoveries	976	16	992

Balance at September 30, 2018	$18,692	$484	$19,176

	Six months ended September 30, 2017
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$16,885	$773	$17,658
Provision for credit losses	19,680	218	19,898
Charge-offs	(17,628)	(223)	(17,851)
Recoveries	1,030	14	1,044

Balance at September 30, 2017	$19,967	$782	$20,749

During the first quarter of the fiscal year ended March 31, 2019, the Company began using the trailing six-month charge-offs, annualized, to calculate the allowance for credit losses. This change was made to reflect changes in the Company’s lending policies and underwriting standards, which were a result of the Company changing its business strategies. The Company changed its focus to financing primary transportation to and from work for the subprime borrower. This change resulted in higher yielding loans, smaller amounts financed, and shorter monthly terms.

During the second quarter of the fiscal year ended March 31, 2019 the Company calculated the charge-off percentage for Contracts and calculated the charge-off percentage for Direct Loans. Prior to that, the charge-off percentage combined the Contracts and Direct Loans. This resulted in an approximately $376,000 reduction in the Direct Loan provision for credit losses and an approximately $758,000 increase in the Contracts provision for credit losses.

In addition, the Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio.

Prior to June 30, 2018, the Company calculated the allowance for credit losses by reference to static pools, which each pool consisted of Contracts purchased during a three-month period for each branch location as management considers these pools to have similar risk characteristics and were considered smaller-balance homogenous loans. The Company analyzed each consolidated static pool at specific points in time to estimate losses that were probable of being incurred as of the reporting date. The Company maintained historical write-off information for over 10 years with respect to every consolidated static pool and segregated such static pool by liquidation, thereby creating snapshots or buckets of each pool’s historical write-off-to liquidation ratio at five different points in each vintage pool’s liquidation cycle. These snapshots were then used to assist in determining the allowance for credit losses. The five snapshots were tracked at liquidation levels of 20%, 40%, 60%, 80% and 100%.

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	September 30, 2018		September 30, 2017
	Contracts	Direct Loans	Contracts	Direct Loans
Performing accounts	$245,603	$7,257	$293,673	7,953
Non-performing accounts	10,492	208	17,459	216

Total	$256,095	$7,465	$311,132	8,169
Chapter 13 bankruptcy accounts	3,582	94	3,901	35

Finance receivables, gross contract	$259,677	$7,559	$315,033	8,204

A performing account is defined as an account that is less than 61 days past due. The Company defines an automobile contract as delinquent when more than 25% of a payment contractually due by a certain date has not been paid by the immediately following due date, which date may have been extended within limits specified in the servicing agreements or as a result of a deferral. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable.

In certain circumstances, the Company will grant obligors one-month payment extensions. The only modification of terms in those circumstances is to advance the obligor’s next due date by one month and extend the maturity date of the receivable. There are no other concessions, such as a reduction in interest rate, or forgiveness of principal or of accrued interest. Accordingly, the Company considers such extensions to be insignificant delays in payments rather than troubled debt restructurings.

A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account, and on which the accrual of interest income is suspended. As of September 1, 2016, an account is written off when an account is 180 days contractually delinquent, which is consistent with practices within the subprime auto financing industry. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 bankruptcy accounts. In the event the debtors’ balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, whether to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments. The Company does consider Chapter 13 bankruptcy accounts to be troubled debt restructurings and included in the Company’s allowance for credit losses is a specific reserve of approximately $771,000 and $0 for these accounts as of September 30, 2018 and September 30, 2017, respectively.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	(In thousands, except percentages)
Contracts	Balance Outstanding	31 – 60 days	61 – 90 days	91 – 120 days	Over 120	Total
September 30, 2018	$256,095	$18,322	$6,341	$2,181	$1,970	$28,814
		7.15%	2.48%	0.85%	0.77%	11.25%

September 30, 2017	$311,132	$18,330	$8,768	$5,067	$3,624	$35,789
		5.89%	2.82%	1.63%	1.16%	11.50%

Direct Loans	Balance Outstanding	31 – 60 days	61 – 90 days	91 – 120 days	Over 120	Total
September 30, 2018	$7,465	$171	$113	$27	$68	$379
		2.29%	1.51%	0.36%	0.91%	5.08%

September 30, 2017	$8,169	$216	$50	$54	$112	$432
		2.64%	0.61%	0.66%	1.37%	5.29%

5. Line of Credit

The Company had a line of credit facility (the “Line of Credit” or the “Line”) up to $225 million during fiscal year 2018. On March 30, 2018, the Company executed Amendment 8, a one-year renewal extending the maturity date to March 30, 2019 and reducing the Line of Credit facility to $200 million and changing the minimum interest coverage ratio from a quarterly to monthly test. The pricing of the Line of Credit remained at 400 basis points above 30-day LIBOR, with a 1% floor on LIBOR and the beneficial ownership limit remained at 30%.

Pledged as collateral for this Line of Credit are all the assets of the Company.

The facility requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. The Company’s operating results over the past two years provide indicators that the Company may not be able to continue to comply with certain of the required financial ratios, covenants and financial tests prior to the maturity date of the Line of Credit in the absence of an amendment to the corresponding credit agreement or waiver. On November 2, 2018, the Company entered into a Waiver and Amendment No. 9 (“Amendment No. 9”) to the Second Amended and Restated Loan and Security Agreement governing the Line of Credit. Among other things, Amendment 9 waived compliance with the minimum interest coverage ratio and minimum loss reserve requirements for the measurement period ending August 31, 2018. With this amendment, the Company was in compliance with all debt covenants as of September 30, 2018. See Note 11 “Subsequent Events” for further discussion of Amendment No. 9. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under the credit facility. If an event of default occurs under the credit facility, the Company’s lenders could increase the Company’s borrowing costs, restrict the ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility.

There are no assurances that the lenders will approve the renewal or extension, or, assuming that they will approve it, that the Line of Credit will not be on terms less favorable than the current agreement. In the event, the Company obtains information that the existing lenders do not intend to extend the relationship, the Company will seek alternative financing. The Company believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, it cannot provide any assurances that it will be successful in replacing the Line of Credit on reasonable terms or at all.

6. Interest Rate Swap Agreements

From time to time, the Company has utilized interest rate swap agreements to manage exposure to variability in expected cash flows attributable to interest rate risk. The interest rate swap agreements convert a portion of the floating rate debt to a fixed rate, more closely matching the interest rate characteristics of finance receivables. As of September 30, 2018 and 2017, the Company had no interest rate swaps in place.

On June 13, 2017 an interest rate swap agreement with an effective date of June 13, 2012, a notional amount of $25.0 million, and a fixed rate of interest of 1.00% expired.

On July 30, 2017 an interest rate swap agreement with an effective date of July 30, 2012, a notional amount of $25.0 million, and a fixed rate of interest of 0.87% expired.

The locations and amounts of loss and gain in income are as follows:

	Three months ended September 30, 2017 (In thousands)	Six months ended September 30, 2017 (In thousands)
Periodic change in fair value of interest rate swap agreements	$8	$17
Periodic settlement differentials included in interest expense	8	18

Loss recognized in income	$16	$35

Net realized losses and gains from the interest rate swap agreements were recorded in the interest expense line item of the consolidated statements of income. The following table summarizes the average variable rates received and average fixed rates paid under the swap agreements.

	Three months ended September 30, 2017	Six months ended September 30, 2017
Variable rate received	1.22%	1.05%
Fixed rate paid	0.87%	0.91%

7. Income Taxes

The provision for income taxes decreased to approximately $0.1 million for the three months ended September 30, 2018 from approximately $0.2 million for the three months ended September 30, 2017. The Company’s effective tax rate decreased to 14.2% for the three months ended September 30, 2018 from 39.0% for the three months ended September 30, 2017. The provision for income taxes remained approximately $0.7 million for the six months ended September 30, 2018 and the six months ended September 30, 2017. The Company’s effective tax rate decreased to 25.1% for the six months ended September 30, 2018 from 38.4% for the six months ended September 30, 2017. The changes in the effective rates were attributed to the Tax Cuts and Jobs Act.

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

The initial terms of the Contracts generally range from 12 to 72 months. Beginning in December 2017, the maximum initial term of a Contract was reduced to 60 months. The initial terms of the Direct Loans generally range from 12 to 60 months. If liquidated outside of the normal course of business, the amount received may not be the carrying value.

Based on current market conditions, any new or renewed credit facility would be expected to contain pricing that approximates the Company’s current Line of Credit. Based on these market conditions, the fair value of the Line of Credit as of September 30, 2018 was estimated to be equal to the book value. The interest rate for the Line of Credit is a variable rate based on LIBOR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
September 30, 2018	$2,787	$—	$—	$2,787	$2,787
March 31, 2018	$2,626	$—	$—	$2,626	$2,626
Finance receivables:
September 30, 2018	$—	$—	$236,241	$236,241	$236,241
March 31, 2018	$—	$—	$267,401	$267,401	$266,573
Line of credit:
September 30, 2018	$—	$134,200	$—	$134,200	$134,200
March 31, 2018	$—	$165,750	$—	$165,750	$165,750

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. The Company does not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 and March 31, 2018.

9. Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

10. Summary of Significant Accounting Policies

Reclassifications

The Company made certain reclassifications to finance receivables, as a result of which it no longer reports a gross receivable and unearned interest balance. Therefore, the prior fiscal year balance sheet reflects a reclassification, to net the gross receivable and the unearned interest balance. The Company also reclassed the deferred revenue from a liability to net finance receivables, net of unearned discounts and insurance commissions. Net income and shareholders’ equity were not changed.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also requires disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On April 1, 2018, the Company adopted the new guidance utilizing the modified retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. “The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Upon adoption, the Company will add the impact of the full operating lease terms, using the present value of future minimum lease payments to the balance sheet. The Company will continue to evaluate the impact of the adoption of this ASU on the Consolidated Financial Statements.

The Company does not believe there are any other recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s consolidated financial statements.

11. Subsequent Event

On November 2, 2018, the Company entered into an amendment to its existing loan and security agreement governing the terms and conditions of its credit facility.

•	requires the Company to maintain availability of at least five percent (5%) of the borrowing base; and

•	waives compliance with the minimum interest coverage ratio and minimum loss reserve requirements for the measurement period ending August 31, 2018; and

•

modifies the minimum interest coverage ratio requirement to be 0.00 to 1.0 for the measurement period ending September 30, 2018, 0.80 to 1.00 for the measurement period ending October 31, 2018, and 1.0 to 1.0 for the measurement period ending November 30, 2018 and thereafter.

The interest coverage ratio is calculated as of each month end for the three-month period then ended as the ratio of (A) the Company’s adjusted net earnings plus interest expense and provision for income tax for the applicable period to (B) the Company’s interest expenses for such period. The minimum loss reserve amount is calculated as of each month for the tree-month period then ended as (A) four times the net charge-offs divided by (B) the net balances due under all contracts divided by three. The interest rates for borrowings under the credit facility remain at base rate plus 3.0% or LIBOR plus 4.0%.

The Company’s obligations under the loan and security agreement are secured by substantially all of the operating assets of the Company. The loan and security agreement contains other events of default and requires the Company to comply with certain other financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. Failure to meet any required financial ratios, covenants or financial tests could result in an event of default under the loan and security agreement. If an event of default occurs, the Company’s lenders could increase borrowing costs, restrict the Company’s ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility.

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

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this quarterly report below.

Regulatory Developments

As previously reported, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products, such as the Contracts and the Direct Loans that we offer, including explicit supervisory authority to examine, audit, and investigate companies offering a consumer financial product such as ourselves. Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, efforts to create a federal usury cap, applicable to all consumer credit transactions and substantially below rates at which the Company could continue to operate profitably, are still ongoing. Any federal legislative or regulatory action that severely restricts or prohibits the provision of consumer credit and similar services on terms substantially similar to those we currently provide could if enacted have a material, adverse impact on our business, prospects, results of operations and financial condition. Some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products. Any such rules could have a material adverse effect on our business, results of operations and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance. For example, the CFPB has stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program.

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

During the first quarter of fiscal year ended March 31, 2019, the Company began using the trailing six-month charge-offs, annualized, to calculate the allowance for credit losses. This change was made to reflect changes in the Company’s lending policies and underwriting standards, which resulted from the Company changing its business strategies. The Company re- focused on financing primary transportation to and from work for the subprime borrower. This change resulted in purchasing higher yielding loans, smaller amounts financed and shorter monthly terms. A trailing six-month, annualized, is also more in line with the industry practice, which uses a trailing twelve-month. Management believes a trailing six-month will more quickly reflect changes in the portfolio.

In addition, the Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio.

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

The Company utilizes the branch model, which allows for Contract purchasing to be done at the branch level. The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to provide reasonable assurance that the Contracts that the Company purchases have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines, as well as approve underwriting exceptions. The Company also utilizes internal audit (“IA”) to assure adherence to its underwriting guidelines. Any Contract that does not meet our underwriting guidelines can be submitted by a branch manager for approval from the Company’s District Managers or senior management.

Introduction

Diluted earnings per share for the three months ended September 30, 2018 increased 75% to $0.07 as compared to $0.04 for the three months ended September 30, 2017. Net income was $0.6 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively. Revenue decreased 9% to $19.4 million for the three months ended September 30, 2018 as compared to $21.3 million for the three months ended September 30, 2017. The decrease in revenue was primarily due to a reduction in the volume of Contracts.

For the six months ended September 30, 2018, per share diluted net earnings increased 67% to $0.25 as compared to $0.15 for the six months ended September 30, 2017. Net income was $2.0 million and $1.2 million for the six months ended September 30, 2018 and 2017, respectively. Revenue decreased 12% to $38.2 million for the six months ended September 30, 2018 as compared to $43.5 million for the six months ended September 30, 2017.

With the Company’s regained focus on its core business of financing primary transportation to and from work for the subprime borrower, the Company was able to improve its financial results in the quarter ended September 30, 2018. This resulted in an increase in the weighted average yield of purchased Contracts to 23.5% from 22.0% for the three months ended September 30, 2018 and 2017, respectively and an increase to 23.6% from 22.2% for the six months ended September 30, 2018 and 2017, respectively.

In addition, aggressive competition had previously influenced the Company to purchase lower credit quality Contracts. Historically, the Company was able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that were competitive with those of other companies. However, it became increasingly difficult for the Company to match or exceed pricing of its competitors, which resulted in declining Contract acquisition rates during the 2016, 2017, and 2018 fiscal years. The Company expects this trend of declining acquisition rates to continue for the foreseeable future; however, the driver behind this trend is now expected to be the Company’s intentional focus on pricing discipline. We remain cautious with respect to near-term losses as delinquency percentages remain elevated compared to historical levels.

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
Portfolio Summary	2018	2017	2018	2017
Average finance receivables (1)	$279,680	$332,402	$287,980	$339,431

Average indebtedness (2)	$143,882	$195,883	$152,467	$203,145

Interest and fee income on finance receivables	$19,404	$21,338	$38,163	$43,536
Interest expense	2,386	2,443	4,926	4,898

Net interest and fee income on finance receivables	$17,018	$18,895	$33,237	$38,638

Gross portfolio yield (3)	27.75%	25.68%	26.50%	25.65%
Interest expense as a percentage of average finance receivables	3.41%	2.94%	3.42%	2.89%
Provision for credit losses as a percentage of average finance receivables	11.98%	12.21%	9.58%	11.72%

Net portfolio yield (3)	12.36%	10.53%	13.50%	11.04%
Operating expenses as a percentage of average finance receivables	11.39%	9.84%	11.64%	9.93%

Pre-tax yield as a percentage of average finance receivables (4)	0.97%	0.69%	1.85%	1.11%

Write-off to liquidation (5)	13.67%	13.23%	12.28%	12.68%
Net charge-off percentage (6)	11.85%	10.29%	10.37%	9.90%
Allowance percentage (7)	6.86%	6.24%	6.66%	6.11%

Note: All three-month and six-month statement of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables represent the average of finance receivables throughout the period.
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

(6)	Net charge-off percentage represents net charge-offs (charge-offs less recoveries) divided by average finance receivables outstanding during the period.
(7)	Allowance percentage represents the allowance for credit losses divided by average finance receivables outstanding during the period.

Operating Strategy

The Company previously announced that it was re-evaluating its operational strategy and structure. Under its new management team, however, the Company has elected to remain committed to its branch-based model and its core product of financing primary transportation to and from work for the subprime borrower. The Company will strategically employ the use of centralized servicing departments to supplement the branch operations and improve operational efficiencies, but its focus will be on its core business model of decentralized operations. The Company’s strategy will also include pricing based on risk (rate, yield, advance, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance.

The Company’s principal goals are to increase its profitability and its long-term shareholder value through the measured acquisition of Contracts in existing markets and broadening the geographic area in which its current branches operate. The Company seeks to strengthen its automobile financing program in the seventeen states—Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin—in which it currently operates by employing its core branch-based business model in each market it services, while supporting its branch network with targeted centralized servicing departments. During fiscal 2019, the Company exited the Maryland market by closing its branch office located in Baltimore. The Company also consolidated offices in Florida (the Sunrise branch was consolidated with our Pompano branch) and in North Carolina (the Winston-Salem branch consolidated with our Greensboro branch). During fiscal 2017 and 2018, the Company also consolidated branch offices located in Sarasota, Florida, Toledo, Ohio, Troy, Michigan, Dayton, Ohio, Doral, Florida and Villa Park, Illinois with other branches in those markets. The Company will continue to evaluate any branch locations not meeting minimum profitability targets and may elect to close additional branches in the future.

During fiscal 2019 the Company also initiated expansion efforts in Houston, Texas and Milwaukee, Wisconsin. Currently these expansion efforts are supported virtually (Houston expansion through our existing Houston branch and Milwaukee expansion through our Corporate centralized funding and servicing department). Once receivables in each market reach an acceptable level, the Company intends to open physical brick-and-mortar locations in each of the respective areas. The Company also continues to look for expansion opportunities both in states in which it currently operates and in new states. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

Although the Company has not made any bulk purchases of Contracts in over two decades, if the opportunity arises, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers or lenders in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations.

The Company is currently licensed to provide Direct Loans in Florida, North Carolina, and Ohio and has also started writing deregulated direct loans over $3,000 in Georgia. The Company solicits current and former customers in these states for the purpose of selling Direct Loans to such customers, and the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 2% and 10% of its total portfolio for the foreseeable future. The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

Analysis of Credit Losses

In December 2017, the Board appointed our new President and Chief Executive Officer. Under his leadership, the Company redefined its business strategy, which resulted in more restrictive lending policies and underwriting standards. On an aggregate basis, this change generally resulted in loans with higher yields, smaller amounts financed and shorter terms.

Therefore, during the first quarter of fiscal 2019, the Company began using a trailing six-month charge-off analysis, annualized, to calculate the allowance for credit losses. Management believes that using the trailing six-month charge-off analysis, annualized, will more quickly reflect changes in the portfolio as compared to a trailing twelve months charge-off analysis that is a typical practice in the industry.

In addition, the Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio.

Non-performing assets are defined as accounts that are contractually delinquent for 61 or more days past due or Chapter 13 bankruptcy account, and the accrual of interest income is suspended. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 accounts. In the event the debtors’ balance is reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide based on several factors, whether to begin repossession proceedings or allow the customer to begin making regularly scheduled payments.

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). As of March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. The Company evaluated the performance as of September 30, 2018 of those accounts that had been classified as Chapter 13 bankruptcy accounts as of March 31, 2017. Based on this look back, management calculated a specific reserve of approximately $771,000.

The provision for credit losses decreased for the three and six months ended September 30, 2018 compared to the three and six months ended September 30, 2017. The decreases were largely due to decreases in the average finance receivables balance partially offset by an increase in the net charge-off percentages (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage). The Company’s net charge-off percentage increased because the decrease in average finance receivables, net of unearned dealer discounts, was disproportionately higher than the decrease in net charge-offs. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2018 was 11.25%, a decrease from 11.50% as of September 30, 2017. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2018 was 5.08%, a decrease from 5.29% as of September 30, 2017. The decrease in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s regained focus on local branch-based servicing. Beginning on September 1, 2016, when an account is 180 days contractually delinquent, the account is written off. Prior to September 2016, accounts that were 120 days contractually delinquent were written off. This change aligned the Company’s charge-off policy with practices common within the subprime auto financing industry.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended September 30, 2018 and September 30, 2017 the Company granted deferrals to approximately 3.99% and 17.77%, respectively, of total Contracts and Direct Loans. For the six months ended September 30, 2018 and September 30, 2017 the Company granted deferrals to approximately 7.20% and 22.56%, respectively, of total Contracts and Direct Loans. The decreases resulted from the Company’s more disciplined approach with respect to granting deferrals. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominantly finance charge income, decreased 9.1% to $19.4 million for the three-month period ended September 30, 2018 from $21.3 million for the three-month period ended September 30, 2017. The decrease was primarily due to a 15.9% decrease in average finance receivables to $279.7 million for the three-month period ended September 30, 2018 when compared to $332.4 million for the corresponding period ended September 30, 2017. This decrease in average finance receivables was primarily the result of a reduction in Contract and Direct Loan volume, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This shift in focus also allowed us to acquire Contracts at higher yields during the three-month period ended September 30, 2018 compared to acquisitions during the corresponding period ended September 30, 2017.

The gross portfolio yield increased to 27.75% for the three-month period ended September 30, 2018 compared to 25.68% for the three-month period ended September 30, 2017. The net portfolio yield increased to 12.36% for the three-month period ended September 30, 2018 from 10.53% for the corresponding period ended September 30, 2017. The net portfolio yield increased due to a decrease in the provision for credit losses, as described under “Analysis of Credit Losses”, which was partially offset by an increase in interest expense as a percentage of average finance receivables (3.41% for the three-month period ended September 30, 2018 compared to 2.94% for the three-month period ended September 30, 2017).

Operating Expenses

Operating expenses decreased to approximately $8.0 million for the three-month period ended September 30, 2018 from approximately $8.2 million for the three-month period ended September 30, 2017. The decrease was primarily related to a reduction in average headcount to 294 for the three-month period ended September 30, 2017 from 304 for the three-month period ended September 30, 2017. Operating expenses as a percentage of average finance receivables increased to 11.39% for the three-month period ended September 30, 2018 from 9.84% for the three-month period ended September 30, 2017. This increase was attributed to the decrease in the finance receivable balance.

Provision Expense

The provision for credit losses decreased to $8.4 million for the three months ended September 30, 2018 from $10.1 million for the three months ended September 30, 2017, largely due to a 15.9% decrease in the average finance receivables partially offset by an increase in the net charge-offs percentages to 11.85% for the three months ended September 30, 2018 from 10.29% for the three months ended September 30, 2017. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense remained $2.4 million for the three-month period ended September 30, 2018 and for the three-month period ended September 30, 2017. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2018	2017
Variable interest under the Line of Credit facility	2.63%	0.51%
Settlements under interest rate swap agreements	—	(0.02)%
Credit spread under the Line of Credit facility	4.00%	4.50%

Average cost of borrowed funds	6.63%	4.99%

LIBOR rates have increased (2.25% as of September 30, 2018 compared to 1.24% as of September 30, 2017) which caused an increase in variable interest for the amount that exceeded the 1% floor. During the three months ended September 30, 2017 the Company’s remaining interest rate swap expired (see “Note 6—Interest Rate Swap Agreements” for further discussion). In addition, the credit spread under the Line of Credit decreased by 50 basis points (to 4.00% as of September 30, 2018 from 4.50% as of September 30, 2017). For further discussions regarding interest rates see “Note 5—Line of Credit”.

Income Taxes

The provision for income taxes decreased to approximately $0.1 million for the three months ended September 30, 2018 from approximately $0.2 million for the three months ended September 30, 2017. The Company’s effective tax rate decreased to 14.2% for the three months ended September 30, 2018 from 39.0% for the three months ended September 30, 2017. The change in the effective rate was attributed to the Tax Cuts and Jobs Act.

Six months ended September 30, 2018 compared to six months ended September 30, 2017

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominately finance charge income, decreased 12.3% to $38.2 million for the six-month period ended September 30, 2018 from $43.5 million for the six-month period ended September 30, 2017. The decrease in interest and fee income was primarily due to a 15.2% decrease in the average finance receivables to $288.0 million for the six-month period ended September 30, 2018 when compared to $339.4 million for the corresponding period ended September 30, 2017. The decrease in average finance receivables was primarily the result of a reduction in Contract and Direct Loan volume, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This shift in focus also allowed us to acquire Contracts at higher yields during the six-month period ended September 30, 2018 compared to acquisitions during the corresponding period ended September 30, 2017.

The gross portfolio yield increased to 26.50% for the six-month period ended September 30, 2018 compared to 25.65% for the six-month period ended September 30, 2017. The net portfolio yield increased to 13.50% for the six-month period ended September 30, 2018 from 11.04% for the corresponding period ended September 30, 2017. The net portfolio yield increased due to a decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses remained at approximately $16.8 million for the six-month period ended September 30, 2018 and for the six-month period ended September 30, 2017. Operating expenses as a percentage of finance receivables increased to 11.64% for the six-month period ended September 30, 2018 from 9.93% for the six-month period ended September 30, 2017.

Provision Expense

The provision for credit losses decreased to $13.8 million for the six months ended September 30, 2018 from $19.9 million for the six months ended September 30, 2017, largely due to a 15.2% decrease in the average finance receivables partially offset by an increase in the net charge-off percentage to 10.37% for the six months ended September 30, 2018 from 9.90% for the six months ended September 30, 2017. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense remained approximately $4.9 million for the six-month period ended September 30, 2018 and for the six-month period ended September 30, 2017. The following table summarizes the Company’s average cost of borrowed funds:

	Six months ended September 30,
	2018	2017
Variable interest under the Line of Credit facility	2.46%	0.34%
Settlements under interest rate swap agreements	(0.00)%	(0.02)%
Credit spread under the Line of Credit facility	4.00%	4.50%

Average cost of borrowed funds	6.46%	4.82%

LIBOR rates have increased (2.25% as of September 30, 2018 compared to 1.24% as of September 30, 2017) which caused an increase in variable interest for the amount that exceeded the 1% floor. During the six months ended September 30, 2017 both of the Company’s interest rate swaps expired (see “Note 6—Interest Rate Swap Agreements” for further discussion). In addition, the credit spread under the Line of Credit decreased by 50 basis points (to 4.00% as of September 30, 2018 from 4.50% as of September 30, 2017). For further discussions regarding interest rates see “Note 5—Line of Credit”.

Contract Procurement

The Company purchases Contracts in the eighteen states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the three- and six-month periods ended September 30, 2018 and 2017, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of September 30,		Three months ended September 30,		Six months ended September 30,
	2018		2018	2017	2018	2017
State	Number of branches		Net Purchases (In thousands)		Net Purchases (In thousands)
FL	17		$4,978	$6,542	$11,059	$14,528
GA	6		2,277	2,448	4,443	5,270
NC	5		1,832	2,297	3,932	3,990
SC	2		528	1,069	1,167	1,952
OH	6		2,651	3,592	5,854	6,738
MI	2		803	1,198	1,732	2,399
VA	2		613	604	1,229	1,216
IN	3		843	1,414	1,576	3,199
KY	3		773	1,289	1,974	2,750
MD	—		—	346	—	642
AL	2		365	836	1,084	1,577
TN	2		422	653	1,182	1,322
IL	2		126	678	350	1,720
MO	3		609	1,245	1,813	2,461
KS	1		290	485	556	964
TX	2		469	499	1,098	1,120
PA	1		433	572	912	989
WI	—	[a]	—	15	—	106

Total	59		$18,012	$25,782	$39,961	$52,943

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through an Illinois branch.

	Three months ended September 30, (Purchases in thousands)		Six months ended September 30, (Purchases in thousands)
Contracts	2018	2017	2018	2017
Purchases	$18,012	$25,782	$39,961	$52,943
Weighted APR	23.52%	21.99%	23.61%	22.15%
Average discount	8.42%	7.27%	8.36%	7.41%
Weighted average term (months)	47	55	47	55
Average loan	$10,130	$11,515	$10,179	$11,539
Number of Contracts	1,778	2,239	3,926	4,588

Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

	Three months ended September 30, (Originations in thousands)		Six months ended September 30, (Originations in thousands)
Direct Loans Originated	2018	2017	2018	2017
Originations	$1,805	$1,953	$3,277	$3,979
Weighted APR	26.54%	25.14%	26.60%	25.28%
Weighted average term (months)	25	29	25	30
Average loan	$3,646	$3,897	$3,621	$3,848
Number of loans	495	501	905	1,034

Income Taxes

The provision for income taxes decreased to approximately $0.1 million for the three months ended September 30, 2018 from approximately $0.2 million for the three months ended September 30, 2017. The Company’s effective tax rate decreased to 14.2% for the three months ended September 30, 2018 from 39.0% for the three months ended September 30, 2017. The provision for income taxes remained approximately $0.7 million for the six months ended September 30, 2018 and for the six months ended September 30, 2017. The Company’s effective tax rate decreased to 25.1% for the six months ended September 30, 2018 from 38.4% for the six months ended September 30, 2017. This decrease was attributed to the Tax Cuts and Jobs Act.

The decrease for both the three months ended and six months ended September 30, 2018 compared to September 30, 2017 was due to the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30, (In thousands)
	2018	2017
Cash provided by (used in):
Operating activities	$9,151	$13,048
Investing activities	23,000	12,717
Financing activities	(31,990)	(24,948)

Net increase in cash	$161	$817

The Company’s primary use of working capital for the three months ended September 30, 2018 was funding the purchase of Contracts, which are financed substantially through cash from principal payments received, cash from operations, and our line of credit (the “Line of Credit” or the “Line”). The Line of Credit is secured by all of the assets of the Company. On March 30, 2018, a one-year renewal was executed that extended the maturity date to March 30, 2019 reducing the Line of Credit facility to $200 million from $225 million and changing the minimum interest coverage ratio from a quarterly test to a monthly test. The pricing of the Line of Credit remained at 400 basis points above 30day LIBOR, with a 1% floor on LIBOR and the beneficial ownership limit remained at 30%. Line

Pledged as collateral for this Line are all the assets of the Company.

The Line of Credit requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. On November 2, 2018, the Company entered into a Waiver and Amendment No. 9 (“Amendment No. 9”) to the Second Amended and Restated Loan and Security Agreement governing the Line of Credit. Among other things, Amendment No. 9 waived compliance with the minimum interest coverage ratio and minimum loss reserve requirements for the measurement period ending August 31, 2018. Failure to meet any financial ratios, covenants or financial tests can result in an event of default under our Line of Credit. If an event of default occurs, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, and/or enforce their interest against collateral pledged under the facility. As of September 30, 2018, the Company is in compliance with all debt covenants.

As of September 30, 2018, the amount outstanding under the Line of Credit was $134.2 million, while the average amount outstanding during the three and six months ended September 30, 2018 was $143.9 million and $152.5 million, respectively. The exact amount that the Company may borrow under the Line of Credit at any given time is determined in accordance with the Second Amended and Restated Loan and Security Agreement, as subsequently amended.

The Company will continue to depend on the availability of the Line of Credit, together with cash from operations, to finance future operations. The availability of funds under the Line of Credit generally depends on availability calculations as defined in the corresponding credit agreement. The agreement also requires us to comply with certain financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under the credit agreement. If an event of default occurs, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the Line of Credit, accelerate all amounts outstanding under the Line of Credit, and/or enforce their interest against collateral pledged under the Line of Credit. See also “The terms of our indebtedness impose significant restrictions on us” in “1A. Risk Factors” in our Annual Report on Form 10-K, which is incorporated herein by reference.

The Company believes that borrowings available under the Line of Credit as well as cash flow from operations will be sufficient to meet its funding needs for at least the next twelve months. However, since the borrowings available under the Line of Credit are calculated every month based on individual loan criteria as defined in the credit agreement, no assurances can be given that the Company will maintain sufficient availability in the long term. After entering into the most recent amendment to the Line of Credit as of November 2, 2018, the Company is in compliance with all of its debt covenants as of September 30, 2018.

The Company has a longstanding relationship with its lenders and believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, we can provide no assurances that the lenders will approve the further renewal or extension of the Line of Credit past March 31, 2019 or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. The Company may also determine to seek alternative financing, including but not limited to, the issuance of equity or debt; however, we may not be able to raise additional funds on acceptable terms, or at all.

Contractual Obligations

The following table summarizes the Company’s material obligations as of September 30, 2018.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,384	$1,360	$746	$268	$10
Line of credit[1]	134,200	134,200	—	—	—
Interest on Line[1]	4,335	4,335	—	—	—

Total	$140,919	$139,895	$746	$268	$10

1.

The Company’s Line matures on March 31, 2019. Interest on outstanding borrowings under the Line of Credit as of September 30, 2018, is based on an effective interest rate of 6.46% which includes increased pricing through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

As of September 30, 2018, $134.2 million, or 100.00% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on LIBOR rate of 2.25% as of September 30, 2018) would have resulted in an annual increase of interest expense of approximately $1.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting.

As disclosed in the Company’s Annual Report on Form 10-K, dated March 31, 2018, the Company reported that its internal controls over financial reporting were not effective as of March 31, 2018, as a result of a material weakness. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management identified the following internal control deficiencies that in combination represented a material weakness.

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

Remedial Actions

The Company has taken the following remedial actions to address the material weakness:

•

The Company hired a permanent Controller at the end of March 2018 to assist with quarter-end close and the preparation of its consolidated financial statements and engaged on a temporary basis an external accounting and financial reporting advisor.

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

•

The Company has hired a permanent Chief Financial Officer with experience serving as CFO and as a director of a public company, including a company in the consumer credit space, who has assumed her role as the Company’s CFO effective June 20, 2018.

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

Notwithstanding the material weakness, which still exists as of September 30, 2018, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Waiver and Amendment No. 9 to Second Amended and Restated Loan and Security Agreement, dated November 2, 2018, among Nicholas Financial, Inc., Bank of America, N.A., and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2018

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[1]	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: November 14, 2018	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	/s/ Kelly M. Malson
Kelly M. Malson
Chief Financial Officer
(Principal Financial Officer)