Form 10-Q
period 2018-12-31
NICHOLAS FINANCIAL INC
filed 2019-02-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2018

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

Yes   ☐    No   ☒

As of February 7, 2019, 12,623,652 shares, no par value, of the Registrant were outstanding (of which 4,713,804 shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7,909,848 shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31, 2018 (Unaudited)	March 31, 2018
Assets
Cash	$4,252	$2,626
Finance receivables, net	219,210	266,573
Assets held for resale	1,902	2,117
Income taxes receivable	2,115	1,505
Prepaid expenses and other assets	987	906
Property and equipment, net	642	843
Deferred income taxes	5,438	6,289

Total assets	$234,546	$280,859

Liabilities and shareholders’ equity
Line of credit	$120,000	$165,750
Drafts payable	1,345	1,672
Accounts payable and accrued expenses	3,610	5,000

Total liabilities	124,955	172,422
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,622 and 12,609 shares issued, respectively; and 7,908 and 7,895 shares outstanding, respectively	34,621	34,564
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	145,429	144,332

Total shareholders’ equity	109,591	108,437

Total liabilities and shareholders’ equity	$234,546	$280,859

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Interest and fee income on finance receivables	$16,740	$20,526	$54,903	$64,062
Expenses:
Marketing	652	351	1,756	1,095
Salaries and employee benefits	4,575	4,826	14,182	14,835
Administrative	2,530	2,845	8,387	8,698
Provision for credit losses	7,870	8,989	21,670	28,887
Depreciation	91	116	290	356
Interest expense	2,303	2,585	7,228	7,500

	18,021	19,712	53,513	61,371

Operating income (loss) before income taxes	(1,281)	814	1,390	2,691
Income tax expense (benefit)	(376)	3,712	293	4,432

Net income (loss)	$(905)	$(2,898)	$1,097	$(1,741)

Earnings (loss) per share:
Basic	$(0.12)	$(0.37)	$0.14	$(0.22)

Diluted	$(0.12)	$(0.37)	$0.14	$(0.22)

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$1,097	$(1,741)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	290	356
Gain on sale of property and equipment	(38)	(22)
Provision for credit losses	21,670	28,887
Amortization of dealer discounts	(8,140)	(8,670)
Amortization of commission for products	(1,508)	(1,226)
Deferred income taxes	851	2,049
Share-based compensation	41	240
Change in fair value of interest rate swap agreements	—	17
Changes in operating assets and liabilities:
Accrued interest receivable	221	149
Prepaid expenses and other assets	319	156
Accounts payable and accrued expenses	(1,390)	(938)
Income taxes receivable	(610)	99

Net cash provided by operating activities	12,803	19,356

Cash flows from investing activities
Purchase and origination of finance receivables	(56,266)	(86,517)
Principal payments received	91,386	102,568
Decrease (increase) in assets held for resale	215	(522)
Purchase of property and equipment	(113)	(143)
Proceeds from sale of property and equipment	62	23

Net cash provided by investing activities	35,284	15,409

Cash flows from financing activities
Repayments on line of credit	(45,750)	(35,000)
Change in drafts payable	(327)	335
Payment of loan origination fees	(400)	(211)
Proceeds from exercise of stock options	16	338

Net cash used in financing activities	(46,461)	(34,538)

Net increase in cash	1,626	227
Cash, beginning of period	2,626	2,855

Cash, end of period	$4,252	$3,082

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

2. Revenue Recognition

Finance receivables consist of automobile finance installment contracts (“Contracts”) and direct consumer loans (“Direct Loans”). Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan enters bankruptcy status, is contractually delinquent for 61 days or more, or the collateral is repossessed, whichever is earlier. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges. Chapter 13 bankruptcy accounts are accounted for under the cost-recovery method. Interest income on Chapter 13 bankruptcy accounts does not resume until all principal amounts are recovered (see Note 4).

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three-months ended December 31, 2018 and 2017 was 8.13% and 6.89%, respectively in relation to the total amount financed. The average dealer discount associated with new volume for the nine-months ended December 31, 2018 and 2017 was 8.29% and 7.23%, respectively.

Unearned insurance and fee commissions consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident and health insurance, credit life insurance, involuntary unemployment insurance coverage, and forced placed automobile insurance. These commissions are amortized over the life of the contract using the interest method.

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

	Three months ended December 31, (In thousands, except per share amounts)		Nine months ended December 31, (In thousands, except per share amounts)
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(905)	$(2,898)	$1,097	$(1,741)
Less: Allocation of earnings to participating securities	5	40	(10)	23

Net income (loss) allocated to common stock	$(900)	$(2,858)	$1,087	$(1,718)

Basic earnings (loss) per share computation:
Net income (loss) allocated to common stock	$(900)	$(2,858)	$1,087	$(1,718)

Weighted average common shares outstanding, including shares considered participating securities	7,859	7,910	7,855	7,876
Less: Weighted average participating securities outstanding	(46)	(110)	(68)	(102)

Weighted average shares of common stock	7,813	7,800	7,787	7,774

Basic earnings (loss) per share	$(0.12)	$(0.37)	$0.14	$(0.22)

Diluted earnings (loss) per share computation:
Net income (loss) allocated to common stock	$(900)	$(2,858)	$1,087	$(1,718)
Undistributed earnings re-allocated to participating securities	—	—	—	—

Numerator for diluted earnings (loss) per share	$(900)	$(2,858)	$1,087	$(1,718)

Weighted average common shares outstanding for basic earnings per share	7,813	7,800	7,787	7,774
Incremental shares from stock options	7	—	—	—

Weighted average shares and dilutive potential common shares	7,820	7,800	7,787	7,774

Diluted earnings (loss) per share	$(0.12)	$(0.37)	$0.14	$(0.22)

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three-months ended December 31, 2018 and 2017, potential shares of common stock from stock options totaling 35,000 and 157,230, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the nine-months ended December 31, 2018 and 2017, potential shares of common stock from stock options totaling 68,600 and 194,687, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	December 31, 2018	March 31, 2018	December 31, 2017
Finance receivables	$250,279	$301,155	$313,631
Accrued interest receivable	2,421	2,642	3,052
Unearned dealer discounts	(10,757)	(13,655)	(14,138)
Unearned insurance and fee commissions	(2,758)	(3,303)	(3,313)

Finance receivables, net of unearned	239,185	286,839	299,232
Allowance for credit losses	(19,975)	(20,266)	(21,187)

Finance receivables, net	$219,210	$266,573	$278,045

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of December 31,
Contract Portfolio	2018	2017
Average APR	22.68%	22.21%
Average discount	7.46%	7.25%
Average term (months)	53	57
Number of active contracts	29,061	33,993

	As of December 31,
Direct Loan Portfolio	2018	2017
Average APR	25.97%	25.18%
Average term (months)	27	33
Number of active contracts	2,641	2,718

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of December 31, 2018, the average model year of vehicles collateralizing the portfolio was a 2010 vehicle.

Direct Loans are typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than typical Contracts due to the customer’s prior payment history with the Company; however, the underlying collateral is less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of December 31, 2018, loans made by the Company pursuant to its Direct Loan program constituted approximately 3.4% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by current economic conditions and credit loss trends over several reporting periods which are utilized in estimating future losses and overall portfolio performance.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three-months ended December 31, 2018 and 2017:

	Three months ended December 31, 2018
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$18,692	$484	$19,176
Provision for credit losses	7,743	127	7,870
Charge-offs	(7,337)	(103)	(7,440)
Recoveries	359	10	369

Balance at December 31, 2018	$19,457	$518	$19,975

	Three months ended December 31, 2017
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$19,967	$782	$20,749
Provision for credit losses	8,818	171	8,989
Charge-offs	(8,745)	(172)	(8,917)
Recoveries	360	6	366

Balance at December 31, 2017	$20,400	$787	$21,187

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the nine-months ended December 31, 2018 and 2017:

	Nine months ended December 31, 2018
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$19,433	$833	$20,266
Provision for credit losses	21,655	15	21,670
Charge-offs	(22,965)	(357)	(23,322)
Recoveries	1,334	27	1,361

Balance at December 31, 2018	$19,457	$518	$19,975

	Nine months ended December 31, 2017
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$16,885	$773	$17,658
Provision for credit losses	28,498	389	28,887
Charge-offs	(26,372)	(395)	(26,767)
Recoveries	1,389	20	1,409

Balance at December 31, 2017	$20,400	$787	$21,187

During the first quarter of the fiscal year ending March 31, 2019, the Company began using the trailing six-month charge-offs, annualized, to calculate the allowance for credit losses. This change was made to reflect changes in the Company’s lending policies and underwriting standards, which were a result of the Company changing its business strategies. The Company changed its focus to financing primary transportation to and from work for the subprime borrower. This change resulted in higher yielding loans, smaller amounts financed, and shorter monthly terms.

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

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	December 31, 2018			December 31, 2017
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$225,110	$8,284	$233,394	$283,340	$8,030	$291,370
Non-performing accounts	13,073	186	13,259	18,204	174	18,378

Total	238,183	8,470	246,653	301,544	8,204	309,748
Chapter 13 bankruptcy accounts	3,564	62	3,626	3,843	40	3,883

Finance receivables	$241,747	$8,532	$250,279	$305,387	$8,244	$313,631

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

A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account, and on which the accrual of interest income is suspended, and any previously accrued interest is reversed. As of September 1, 2016, an account is written off when an account is 180 days contractually delinquent, which is consistent with practices within the subprime auto financing industry. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 bankruptcy accounts. In the event the debtors’ balance has been reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, whether to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments. The Company does consider Chapter 13 bankruptcy accounts to be troubled debt restructurings and included in the Company’s allowance for credit losses is a specific reserve of approximately $774,000 and $0 for these accounts as of December 31, 2018 and December 31, 2017, respectively.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	(In thousands, except percentages)
Contracts	Balance Outstanding	31 – 60 days	61 – 90 days	91 – 120 days	Over 120	Total
December 31, 2018	$238,183	$18,229	$6,897	$3,760	$2,416	$31,302
		7.65%	2.90%	1.58%	1.01%	13.14%
December 31, 2017	$301,544	$22,583	$9,413	$5,320	$3,471	$40,787
		7.49%	3.12%	1.76%	1.15%	13.53%

Direct Loans	Balance Outstanding	31 – 60 days	61 – 90 days	91 – 120 days	Over 120	Total
December 31, 2018	$8,470	$188	$88	$30	$68	$374
		2.22%	1.04%	0.35%	0.80%	4.42%
December 31, 2017	$8,204	$204	$81	$26	$67	$378
		2.49%	0.99%	0.32%	0.82%	4.61%

5. Line of Credit

The Company had a line of credit facility (the “Line of Credit” or the “Line”) up to $225 million during fiscal year 2018. On March 30, 2018, the Company executed Amendment No. 8 to the Second Amended and Restated Loan and Security Agreement, a one-year renewal extending the maturity date to March 31, 2019, reducing the Line of Credit to $200 million, and changing the minimum interest coverage ratio from a quarterly to monthly test. The pricing of the Line of Credit remained at 400 basis points above 30-day LIBOR, with a 1% floor on LIBOR and the beneficial ownership limit remained at 30%.

Pledged as collateral for this Line of Credit are all the assets of the Company.

The credit agreement requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. The Company’s operating results over the past two years provide indicators that the Company may not be able to continue to comply with certain of the required financial ratios, covenants and financial tests prior to the maturity date of the Line of Credit in the absence of an amendment to the corresponding credit agreement or waiver. On November 2, 2018, the Company entered into a Waiver and Amendment No. 9 (“Amendment No. 9”) to the Second Amended and Restated Loan and Security Agreement governing the Line of Credit. Among other things, Amendment No. 9 waived compliance with the minimum interest coverage ratio and minimum loss reserve requirements for the measurement period ending August 31, 2018. On February 12, 2019, the Company entered into a Waiver and Amendment No. 10 (Amendment No. 10) to the Second Amended and Restated Loan and Security Agreement. Among other things, Amendment No. 10:

•	waived compliance with the minimum interest coverage ratio for the measurement period ended November 30, 2018; and

•

modifies the minimum interest coverage ratio to 0.44 to 1.0 for the measurement period ended on December 31, 2018, 0.20 to 1.0 for the measurement period ending January 31, 2019, and 1.0 to 1.0 for the measurement period ending February 28, 2019 and thereafter; and

•	reduced the Line of Credit to $140 million.

Only after giving effect to this amendment was the Company in compliance with all debt covenants as of December 31, 2018. See Note 10 “Subsequent Events” for further discussion of Amendment No. 10.

The Company’s operating results over the past few years continue to provide indicators that the Company may not be able to continue to comply with certain of the required financial ratios, covenants and financial tests in the absence of amendments or waivers with respect to the corresponding credit agreement. Failure to meet any financial ratios, covenants or financial tests could result in the event of default under our Line of Credit. If an event of default occurs under the Line of Credit, the Company’s lenders could increase the Company’s borrowing costs, restrict the ability to obtain additional borrowings under the Line of Credit, accelerate all amounts outstanding, or enforce their interest against collateral pledged under the Line of Credit. There are no assurances that the lenders will approve a renewal or extension of the Line of Credit past the current maturity date of March 31, 2019, or, assuming that they will approve it, that the Line of Credit will not be on terms less favorable than the current agreement. In the event, the Company obtains information that the existing lenders do not intend to extend the relationship, the Company will seek alternative financing. The Company believes it is probable that it will be able to obtain financing from either its existing lenders or from other sources; however, it cannot provide any assurances that it will be successful in replacing the Line of Credit on reasonable terms or at all.

6. Income Taxes

The Company recorded an income tax benefit of approximately $376,000 for the three-months ended December 31, 2018 compared to income tax expense of approximately $3.7 million for the three-months ended December 31, 2017. The Company’s effective tax rate decreased to 29.4% for the three-months ended December 31, 2018 from 456.0% for the three-months ended December 31, 2017. The income tax expense was approximately $293,000 for the nine-months ended December 31, 2018 and was approximately $4.4 million for the nine-months ended December 31, 2017. The Company’s effective tax rate decreased to 21.1% for the nine-months ended December 31, 2018 from 164.7% for the nine- months ended December 31, 2017. The changes in the effective rates were attributable to a reduction in the current period operating income and the Tax Cuts and Jobs Act enacted in the prior year.

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

The Company’s financial instruments consist of cash, finance receivables, repossessed assets, and the Line of Credit. For each of these financial instruments, the carrying value approximates fair value.

Finance receivables, net, approximates fair value based on the price paid to acquire Contracts. The price paid reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment. This market is highly liquid as the Company acquires individual loans on a daily basis from dealers.

The initial terms of the Contracts generally range from 12 to 72 months. Beginning in December 2017, the maximum initial term of a Contract was reduced to 60 months. The initial terms of the Direct Loans generally range from 12 to 60 months. If liquidated outside of the normal course of business, the amount received may not be the carrying value.

Repossessed assets are valued at the lower of the finance receivable balance prior to repossession or the estimated net realizable value of the repossessed asset. The Company estimates the net realizable value using the projected cash value upon liquidation plus insurance claims outstanding, if any.

Based on current market conditions, any new or renewed credit facility would be expected to contain pricing that approximates the Company’s current Line of Credit. Based on these market conditions, the fair value of the Line of Credit as of December 31, 2018 was estimated to be equal to the book value. The interest rate for the Line of Credit is a variable rate based on LIBOR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
December 31, 2018	$4,252	$—	$—	$4,252	$4,252
March 31, 2018	$2,626	$—	$—	$2,626	$2,626
Finance receivables:
December 31, 2018	$—	$—	$219,210	$219,210	$219,210
March 31, 2018	$—	$—	$267,401	$267,401	$266,573
Repossessed assets:
December 31, 2018	$—	$—	$1,902	$1,902	$1,902
March 31, 2018	$—	$—	$2,117	$2,117	$2,117
Line of credit:
December 31, 2018	$—	$120,000	$—	$120,000	$120,000
March 31, 2018	$—	$165,750	$—	$165,750	$165,750

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

8. Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

9. Summary of Significant Accounting Policies

Reclassifications

The Company made certain reclassifications to finance receivables, as a result of which it no longer reports a gross receivable and unearned interest balance. Therefore, the prior fiscal year balance sheet reflects a reclassification, to net the gross receivable and the unearned interest balance. The Company also reclassed the unearned insurance and fee commissions from a liability to net finance receivables, net of unearned discounts and insurance commissions. Net income and shareholders’ equity were not changed.

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

10. Subsequent Event

On February 12, 2019, the Company entered into an amendment to its existing loan and security agreement governing the terms and conditions of its Line of Credit. Such amendment:

•	waives compliance with the minimum interest coverage ratio requirement for the measurement period ended November 30, 2018;

•

modifies the minimum interest coverage ratio requirement to be 0.44 to 1.0 for the measurement period ended December 31, 2018, and 0.20 to 1.0 for the measurement period ending January 31, 2019, and 1.0 to 1.0 for the measurement period ending February 28, 2019 and thereafter; and

•	reduced the Line of Credit to $140 million.

After giving effect to such amendment, the interest coverage ratio is calculated as of each month end for the three-month period then ended as the ratio of (A) the Company’s adjusted net earnings plus interest expense, waiver fees, and the provision for income tax for the applicable period to (B) the Company’s interest expenses for such period and the minimum loss reserve amount is calculated as of each month for the three-month period then ended as (A) four times the net charge-offs divided by (B) the net balances due under all contracts divided by three. The interest rates for borrowings under the credit facility remain at base rate plus 3.0% or LIBOR plus 4.0%.

The Company’s obligations under the loan and security agreement are secured by substantially all of the operating assets of the Company. The loan and security agreement contains other events of default and requires the Company to comply with certain other financial ratios and covenants and to satisfy specified financial tests, including maintenance of asset quality and portfolio performance tests. Unless waived by lender, failure to meet any required financial ratios, covenants or financial tests would result in an event of default under the loan and security agreement. If an event of default occurs, the

Company’s lenders could increase borrowing costs, restrict the Company’s ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K, and our other filings made with the U.S. Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include the availability of capital (including the ability to access bank financing), recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act, fluctuations in the economy, the degree and nature of competition and its effects on the Company’s financial results, fluctuations in interest rates, the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on Contracts, adverse regulatory changes in the Company’s existing and future markets, the Company’s intentions regarding strategic alternatives, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of any acquired businesses and to expand into new markets, and the Company’s ability to recruit and retain qualified employees. All forward-looking statements included in this Quarterly Report are based on information available to the Company as of the date of filing of this Quarterly Report, and the Company assumes no obligation to update any such forward-looking statement.

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

During the first quarter of fiscal year ending March 31, 2019, the Company began using the trailing six-month charge-offs, annualized, to calculate the allowance for credit losses. This change was made to reflect changes in the Company’s lending policies and underwriting standards, which resulted from the Company changing its business strategies. The Company re-focused on financing primary transportation to and from work for the subprime borrower. This change resulted in purchasing higher yielding loans, smaller amounts financed and shorter monthly terms. A trailing six-month, annualized, is also more in line with the industry practice, which uses a trailing twelve-month. Management believes a trailing six-month will more quickly reflect changes in the portfolio.

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

Contracts are purchased from many different dealers and are all purchased on an individual Contract-by-Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of the applicable state maximum interest rate, if any, or the maximum interest rate which the customer will accept. In most markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company generally purchases Contracts on an individual basis.

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

Introduction

For the three-months ended December 31, 2018, the net dilutive loss per share improved to $0.12 as compared to a dilutive loss per share of $0.37 for the three-months ended December 31, 2017. Net loss was $0.9 million for the three-months ended December 31, 2018 and $2.9 million for the three-months ended December 31, 2017. Revenue decreased 18.4% to $16.7 million for the three-months ended December 31, 2018 as compared to $20.5 million for the three-months ended December 31, 2017. The decrease in revenue was primarily due to a reduction in the aggregate dollar amount and volume of Contracts.

For the nine-months ended December 31, 2018, diluted net earnings per share increased to $0.14 as compared to a dilutive net loss per share of $0.22 for the nine-months ended December 31, 2017. Net income was $1.1 million for the nine-months ended December 31, 2018 compared to a $1.7 million net loss for the nine-months ended December 31, 2017. Revenue decreased 14.3% to $54.9 million for the nine-months ended December 31, 2018 as compared to $64.1 million for the nine-months ended December 31, 2017.

With the Company’s regained focus on its core business of financing primary transportation to and from work for the subprime borrower, the Company was able to improve its financial results in the quarter ended December 31, 2018 compared to the prior year quarter. This resulted in an increase in the average yield of purchased Contracts to 23.5% from 21.7% for the three-months ended December 31, 2018 and 2017, respectively and an increase to 23.6% from 22.0% for the nine-months ended December 31, 2018 and 2017, respectively.

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

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2018	2017	2018	2017
Portfolio Summary
Average finance receivables(1)	$261,036	$321,742	$279,023	$333,660

Average indebtedness(2)	$127,332	$183,615	$143,693	$196,619

Interest and fee income on finance receivables	$16,740	$20,526	$54,903	$64,062
Interest expense	2,303	2,585	7,228	7,500

Net interest and fee income on finance receivables	$14,437	$17,941	$47,675	$56,562

Gross portfolio yield(3)	25.65%	25.52%	26.24%	25.60%
Interest expense as a percentage of average finance receivables	3.53%	3.21%	3.45%	3.00%
Provision for credit losses as a percentage of average finance receivables	12.06%	11.18%	10.36%	11.54%

Net portfolio yield(3)	10.06%	11.13%	12.43%	11.06%
Operating expenses as a percentage of average finance receivables	12.03%	10.12%	11.76%	9.98%

Pre-tax yield as a percentage of average finance receivables(4)	(1.96)%	1.01%	0.66%	1.08%

Write-off to liquidation(5)	12.59%	13.66%	12.35%	13.00%
Net charge-off percentage(6)	10.84%	10.63%	10.49%	10.13%
Allowance percentage(7)	7.65%	6.59%	7.16%	6.35%

Note: All three-month and nine-month statement of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Line of Credit.

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

The Company is currently licensed to provide Direct Loans in Florida, North Carolina, Ohio, and Georgia and has also started writing deregulated direct loans over $3,000 in Georgia. The Company solicits current and former customers in these states for the purpose of selling Direct Loans to such customers, and the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 2% and 10% of its total portfolio for the foreseeable future. The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

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

Non-performing assets are defined as accounts that are contractually delinquent for 61 or more days past due or Chapter 13 bankruptcy account, and the accrual of interest income is suspended, and any previously accrued interest is reversed. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 accounts. In the event the debtors’ balance is reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide based on several factors, whether to begin repossession proceedings or allow the customer to begin making regularly scheduled payments.

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). As of March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. The Company evaluated the performance as of December 31, 2018 of those accounts that had been classified as Chapter 13 bankruptcy accounts as of March 31, 2017. Based on this look back, management calculated a specific reserve of approximately $774,000.

The provision for credit losses decreased for the three and nine-months ended December 31, 2018 compared to the three and nine months ended December 31, 2017. The decreases were largely due to decreases in the average finance receivables balance partially offset by an increase in the net charge-off percentages (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage). The Company’s net charge-off percentage increased because the decrease in average finance receivables, net of unearned dealer discounts, was disproportionately greater than the decrease in net charge-offs. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2018 was 13.1%, a decrease from 13.5% as of December 31, 2017. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2018 was 4.4%, a decrease from 4.6% as of December 31, 2017. The decrease in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s regained focus on local branch-based servicing. Beginning on September 1, 2016, when an account is 180 days contractually delinquent, the account is written off. Prior to September 2016, accounts that were 120 days contractually delinquent were written off.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three-months ended December 31, 2018 and December 31, 2017 the Company granted deferrals to approximately 2.38% and 7.47%, respectively, of total Contracts and Direct Loans. For the nine-months ended December 31, 2018 and December 31, 2017 the Company granted deferrals to approximately 9.37% and 30.34%, respectively, of total Contracts and Direct Loans. The decreases resulted from the Company’s more disciplined approach with respect to granting deferrals. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Three-months ended December 31, 2018 compared to three months ended December 31, 2017

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominantly finance charge income, decreased 18.4% to $16.7 million for the three-month period ended December 31, 2018 from $20.5 million for the three-month period ended December 31, 2017. The decrease was primarily due to an 18.9 % decrease in average finance receivables to $261.0 million for the three-month period ended December 31, 2018 when compared to $321.7 million for the corresponding period ended December 31, 2017. This decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This shift in focus also allowed us to acquire Contracts at higher yields during the three-month period ended December 31,2018 compared to acquisitions during the corresponding period ended December 31, 2017, although the increase in average yield could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield increased to 25.65% for the three-month period ended December 31, 2018 compared to 25.52% for the three-month period ended December 31, 2017. The net portfolio yield decreased to 10.06% for the three-month period ended December 31, 2018 from 11.13% for the corresponding period ended December 31, 2017. The net portfolio yield decreased due (i) to an increase in the provision for credit losses, as described under “Analysis of Credit Losses”, and (ii) an increase in interest expense as a percentage of average finance receivables (3.53% for the three-month period ended December 31, 2018 compared to 3.21% for the three-month period ended December 31, 2017).

Operating Expenses

Operating expenses decreased to approximately $7.8 million for the three-month period ended December 31, 2018 from approximately $8.1 million for the three-month period ended December 31, 2017. Operating expenses as a percentage of average finance receivables increased to 12.03% for the three-month period ended December 31, 2018 from 10.12% for the three-month period ended December 31, 2017. This increase was attributed to the decrease in the average finance receivables balance.

Provision Expense

The provision for credit losses decreased to $7.9 million for the three-months ended December 31, 2018 from $9.0 million for the three-months ended December 31, 2017, largely due to a 18.9 % decrease in the average finance receivables and by an increase in the net charge-offs percentage to 10.84% for the three-months ended December 31, 2018 from 10.63% for the three-months ended December 31, 2017. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $2.3 million for the three-month period ended December 31, 2018 and $2.6 million for the three-month period ended December 31, 2017. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2018	2017
Variable interest under the Line of Credit facility	3.23%	0.63%
Credit spread under the Line of Credit facility	4.00%	5.00%

Average cost of borrowed funds	7.23%	5.63%

LIBOR rates have increased (2.46% as of December 31, 2018 compared to 1.57 % as of December 31, 2017). During the three-months ended December 31, 2017 the Company’s remaining interest rate swap expired. In addition, average cost of funds increased due to additional loan cost fees related to Amendment No. 9, which were amortized during the quarter ended December 31, 2018. For further discussions regarding interest rates see “Note 5—Line of Credit”.

Income Taxes

The Company recorded an income tax benefit of approximately $376,000 for the three-months ended December 31, 2018 compared to income tax expense of approximately $3.7 million for the three-months ended December 31, 2017. The Company’s effective tax rate decreased to 29.4% for the three-months ended December 31, 2018 from 456.0% for the three-months ended December 31, 2017. The change in the effective rate was attributable to a net operating loss for the three-month period ended December 31, 2018 and the Tax Cuts and Jobs Act, which was enacted in the prior year.

Nine-months ended December 31, 2018 compared to nine-months ended December 31, 2017

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, predominantly finance charge income, decreased 14.3% to $54.9 million for the nine-month period ended December 31, 2018 from $64.1 million for the nine-month period ended December 31, 2017. The decrease in interest and fee income was primarily due to a 16.4% decrease in the average finance receivables to $279.0 million for the nine-month period ended December 31, 2018 when compared to $333.7 million for the nine-month period ended December 31, 2017. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This shift in focus also allowed us to acquire Contracts at higher yields during the nine-month period ended December 31, 2018 compared to acquisitions during the period ended December 31, 2017, although the increase in average yield could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield increased to 26.24% for the nine-month period ended December 31, 2018 compared to 25.60% for the nine-month period ended December 31, 2017. The net portfolio yield increased to 12.43% for the nine-month period ended December 31, 2018 from 11.06% for the corresponding period ended December 31, 2017. The net portfolio yield increased due to a decrease in the provision for credit losses, as described under “Analysis of Credit Losses” partially offset by an increase in the interest expense as a percentage of average finance receivables (3.45% for the nine-month period ended December 31, 2018 compared to 3.00% for the nine-month period ended December 31, 2017).

Operating Expenses

Operating expenses were approximately $24.6 million for the nine-month period ended December 31, 2018 and $25.0 for the nine-month period ended December 31, 2017. Operating expenses as a percentage of finance receivables increased to 11.8% for the nine-month period ended December 31, 2018 from 10.0% for the nine-month period ended December 31, 2017 primarily due to the lower average finance receivables.

Provision Expense

The provision for credit losses decreased to $21.7 million for the nine-months ended December 31, 2018 from $28.9 million for the nine-months ended December 31, 2017, largely due to a 16.4% decrease in the average finance receivables partially offset by an increase in the net charge-off percentage to 10.49% for the nine-months ended December 31, 2018 from 10.13% for the nine-months ended December 31, 2017. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense decreased to $7.2 million for the nine-month period ended December 31, 2018 compared to $7.5 million for the nine-month period ended December 31, 2017. The following table summarizes the Company’s average cost of borrowed funds:

	Nine months ended December 31,
	2018	2017
Variable interest under the Line of Credit facility	2.71%	0.08%
Settlements under interest rate swap agreements	—	(0.01)%
Credit spread under the Line of Credit facility	4.00%	5.00%

Average cost of borrowed funds	6.71%	5.07%

LIBOR rates have increased (2.46% as of December 31, 2018 compared to 1.57% as of December 31, 2017) In addition, there was an increase in the loan costs which were amortized during the nine-months ended December 31, 2018. For further discussions regarding interest rates, see “Note 5—Line of Credit”.

Income Taxes

Income tax expense was approximately $293,000 for the nine-months ended December 31, 2018 and $4.4 million for the nine-months ended December 31, 2017. The Company’s effective tax rate decreased to 21.1% for the nine-months ended December 31, 2018 from 164.70% for the nine-months ended December 31, 2017. The change in the effective rate was attributed to a decrease in operating income during the nine months ended December 31, 2018 and the Tax Cuts and Jobs Act, which was enacted in the prior year.

Contract Procurement

The Company purchases Contracts in the eighteen states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the three- and nine-month periods ended December 31, 2018 and 2017, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of December 31, 2018		Three months ended December 31,		Nine months ended December 31,
			2018	2017	2018	2017
State	Number of branches		Net Purchases (In thousands)		Net Purchases (In thousands)
FL	17		$4,646	$6,552	$15,886	$21,081
GA	6		1,842	3,000	6,289	8,270
NC	5		1,419	2,374	5,352	6,364
SC	2		492	1,088	1,651	3,040
OH	6		2,498	3,693	8,371	10,431
MI	2		801	1,286	2,543	3,685
VA	2		275	770	1,484	1,986
IN	3		799	1,776	2,749	4,975
KY	3		863	1,410	2,826	4,159
MD	—		—	244	—	886
AL	2		227	682	966	2,259
TN	2		665	982	1,847	2,304
IL	1		181	525	545	2,245
MO	3		650	1,153	2,089	3,615
KS	1		259	427	813	1,390
TX	2		435	739	1,539	1,859
PA	1		424	677	1,316	1,666
WI	—	[a]	—	—	—	106

Total	59		$16,476	$27,378	$56,266	$80,321

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through an Illinois branch.

	Three months ended December 31, (Purchases in thousands)		Nine months ended December 31, (Purchases in thousands)
Contracts	2018	2017	2018	2017
Purchases	$16,476	$27,378	$56,266	$80,321
Average APR	23.45%	21.68%	23.56%	21.99%
Average discount	8.13%	6.89%	8.29%	7.23%
Average term (months)	47	54	47	55
Average loan	$10,139	$11,577	$10,169	$11,552
Number of Contracts	1,625	2,365	5,533	6,953

Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

	Three months ended December 31, (Originations in thousands)		Nine months ended December 31, (Originations in thousands)
Direct Loans Originated	2018	2017	2018	2017
Originations	$2,999	$2,218	$6,162	$6,196
Average APR	25.93%	25.20%	26.25%	25.25%
Average term (months)	25	28	25	29
Average loan	$4,063	$3,566	$3,963	$3,742
Number of loans	738	622	1,555	1,656

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31, (In thousands)
	2018	2017
Cash provided by (used in):
Operating activities	$12,803	$19,356
Investing activities	35,284	15,409
Financing activities	(46,461)	(34,538)

Net increase in cash	$1,626	$227

The Company’s primary use of working capital for the three-months ended December 31, 2018 was funding the purchase of Contracts, which are financed substantially through cash from principal payments received, cash from operations, and our line of credit (the “Line of Credit” or the “Line”). The Line of Credit is secured by all of the assets of the Company. On March 30, 2018, a one-year renewal was executed that extended the maturity date to March 31, 2019 reducing the Line of Credit facility to $200 million from $225 million and changing the minimum interest coverage ratio from a quarterly test to a monthly test. The pricing of the Line of Credit remained at 400 basis points above 30day LIBOR, with a 1% floor on LIBOR and the beneficial ownership limit remained at 30%.

The Line of Credit requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. On November 2, 2018, the Company entered into a Waiver and Amendment No. 9 (“Amendment No. 9”) to the Second Amended and Restated Loan and Security Agreement governing the Line of Credit. Among other things, Amendment No. 9 waived compliance with the minimum interest coverage ratio and minimum loss reserve requirements for the measurement period ended August 31, 2018.

On February 12, 2019, the Company entered into a Waiver and Amendment No. 10 (“Amendment No. 10”) to the Second Amended and Restated Loan and Security Agreement. Among other things, Amendment No. 10 waived compliance with the minimum interest coverage ratio for the measurement period ended November 30, 2018; modified the minimum interest coverage ratio to 0.44 to 1.0 for the measurement period ended December 31, 2018, 0.20 to 1.0 for the measurement period ending January 31, 2019, and 1.0 to 1.0 for the measurement period ending February 28, 2019 and thereafter, and reduced the aggregate amount available under the Line of Credit to $140 million.

As of December 31, 2018, the amount outstanding under the Line of Credit was $120.0 million, while the average amount outstanding during the three and nine-months ended December 31, 2018 was $127.3 million and $143.7 million, respectively. The exact amount that the Company may borrow under the Line of Credit at any given time is determined in accordance with the Second Amended and Restated Loan and Security Agreement, as subsequently amended.

The Company will continue to depend on the availability of the Line of Credit, together with cash from operations, to finance future operations. The availability of funds under the Line of Credit generally depends on availability calculations as defined in the corresponding credit agreement. The agreement also requires us to comply with certain financial ratios and covenants and to satisfy specified financial tests. The Company’s operating results over the past few years continue to provide indicators that the Company may not ne able to continue to comply with certain of the required financial ratios, covenants and financial tests in the absence of amendments or waivers with respect to the corresponding credit agreement. Only after entering into the most recent amendment to the Line of Credit as of February 12, 2019, was the Company in compliance with all of its debt covenants as of December 31, 2018. Unless waived by the lenders, failure to meet any financial ratios, covenants or financial tests could result in an event of default under the credit agreement. If an event of default occurs, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under the Line of Credit, accelerate all amounts outstanding under the Line of Credit, and/or enforce their interest against collateral pledged under the Line of Credit. See also “The terms of our indebtedness impose significant restrictions on us” in “1A. Risk Factors” in our Annual Report on Form 10-K, which is incorporated herein by reference.

We can provide no assurances that the lenders will approve the further renewal or extension of the Line of Credit past the current maturity date of March 31, 2019 or, assuming that they will approve it, that the facility will not be on terms less favorable than the current agreement. The Company may also determine to seek alternative financing, including but not limited to, the issuance of equity or debt; however, we may not be able to replace the Line of Credit on acceptable terms, or at all.

Contractual Obligations

The following table summarizes the Company’s material obligations as of December 31, 2018.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$2,984	$1,802	$1,160	$22	—
Line of credit[1]	120,000	120,000	—	—	—
Interest on Line of credit[1]	2,010	2,010	—	—	—

Total	$124,994	$123,812	$1,160	$22	—

1.

The Company’s Line matures on March 31, 2019. Interest on outstanding borrowings under the Line of Credit as of December 31, 2018, is based on an effective interest rate of 6.71% which includes increased pricing through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

Management’s objective is to minimize the cost of borrowing through an appropriate mix of fixed and floating rate debt. Derivative financial instruments, such as interest rate swap agreements, may be used to manage fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. During the three-months ended December 31, 2017 the Company’s remaining interest rate swap expired.

As of December 31, 2018, $120.0 million, or 100.00% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on LIBOR rate of 2.46% as of December 31, 2018) would have resulted in an annual increase of interest expense of approximately $1.2 million.

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

1)

As previously reported, the Company experienced significant management turnover in the year ended March 31, 2018. This turnover included the Chief Executive Officer and, in the quarter ended March 31, 2018, the Chief Financial Officer and the Controller. All three of these positions have significant roles in the structure of the Company’s internal control over financial reporting. Due to this turnover, the Company was unable to maintain consistent internal control processes, testing and documentation at a level necessary to enable management to assess the effectiveness of internal control over financial reporting as of March 31, 2018 and for the fiscal year ending March 31, 2019.

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

3)

During the quarter and fiscal year ended March 31, 2018 close procedures relating to the calculation of the allowance for credit losses, errors were detected within the calculation model that were discovered by our external auditors. Due to the complexity of our allowance for credit losses model and the significant turnover within the group responsible for the calculation and review controls, the error was not detected by our internal control structure.

Remedial Actions

The Company has taken or plans to take the following remedial actions to address the material weakness:

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

•	The Company converted to a new loan management system on February 4, 2019.

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

Notwithstanding the material weakness, which still exists as of December 31, 2018, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*	Employment Agreement between the Company and Douglas W. Marohn, dated as of December 5, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k filed on December 6, 2018)

10.2*	Employment Agreement between the Company and Kelly M. Malson, dated as of December 5, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-k filed on December 6, 2018)

10.3	Waiver and Amendment No. 10 to Second Amended and Restated Loan and Security Agreement, dated February 12, 2019, among Nicholas Financial, Inc., Bank of America, N.A., and the Lenders party thereto incorporated in this filing.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[1]	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: February 14, 2019	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2019	/s/ Kelly M. Malson
Kelly M. Malson
Chief Financial Officer
(Principal Financial Officer)