Form 10-K
period 2019-03-31
NICHOLAS FINANCIAL INC
filed 2019-06-28
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 0-26680

NICHOLAS FINANCIAL, INC.

(Exact name of Registrant as specified in its Charter)

British Columbia, Canada	8736-3354
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2454 McMullen Booth Road, Building C Clearwater, FL	33759
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 726-0763

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	NICK	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on September 30, 2018, was approximately $66.7 million.

The number of shares of Registrant’s Common Stock outstanding as of June 21, 2019 was approximately 12.6 million shares, no par value, of the Registrant were outstanding (of which approximately 4.7 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and approximately 7.9 million shares were entitled to vote).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2019 Annual General Meeting of Shareholders are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (this “Report” or “Annual Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “will,” “may,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc. and its subsidiaries (collectively the “Company”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed herein under “Item 1A – Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include the availability of capital (including the ability to access bank financing), recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law, fluctuations in the economy, the degree and nature of competition and its effects on the Company’s financial results, fluctuations in interest rates, the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on automobile finance installment contracts (“Contracts”), adverse regulatory changes in the Company’s existing and future markets, the Company’s intentions regarding strategic alternatives, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses and to expand into new markets, and the Company’s ability to recruit and retain qualified employees. All forward-looking statements included in this Report are based on information available to the Company as of the date of filing of this Report, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s other filings made with the US Securities and Exchange Commission (“SEC”), including its reports on Forms 10-Q, 8-K and annual reports to shareholders.

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are currently conducted exclusively through its wholly-owned indirect subsidiary, Nicholas Financial, Inc., a Florida corporation (“Nicholas Financial”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products. A second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), serves as the intermediate holding company for Nicholas Financial. In addition, NF Funding I, LLC (“NF Funding I”), is a newly formed, wholly-owned, special purpose financing subsidiary of Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial, NDS, and NF Funding I are hereafter collectively referred to as the “Company”.   Nicholas Financial’s operations accounted for approximately 100% of the Company’s consolidated revenue for the fiscal year ended March 31, 2019, as NF Funding I accounted for less than 1% of consolidated revenue for fiscal 2019.  Nicholas Financial’s operations accounted for 100% of the Company’s consolidated revenue for the fiscal year ended March 31, 2018.

All financial information herein is designated in United States dollars. References to “fiscal 2019” are to the fiscal year ended March 31, 2019 and references to  “fiscal 2018” are to the fiscal year ended March 31, 2018.

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

Operating Strategy

The Company remains committed to its branch-based model and its core product of financing primary transportation to and from work for the subprime borrower. The Company will strategically employ the use of centralized servicing departments to supplement the branch operations and improve operational efficiencies, but its focus will be on its core business model of decentralized operations. The Company’s strategy will also include pricing based on risk (rate, yield, advance, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance.  The Company’s principal goals are to increase its profitability and its long-term shareholder value.  During fiscal 2019, the Company focused on the following items:

•	recommitted to branch model;
•	restored accountability to branch managers;
•	focused on return on assets;
•	returned to core products;
•	focused on profitability over volume;

•	focused on independent dealers;
•	stopped chasing the competition;
•	focused more on pricing;
•	focused on growing the Direct Loan portfolio.

The Company also focused on selecting the right markets to have branch locations.  As of March 31, 2019, the Company operated in 15 states — Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, and Wisconsin (with the Wisconsin operations being conducted out the Charlotte, NC office).

During fiscal 2018, the Company consolidated branch offices located in Dayton, Ohio, Doral, Florida, and Villa Park, Illinois with other branches in those markets. During fiscal 2019, the Company exited the Maryland market by closing its branch office located in Baltimore. The Company also consolidated offices in Florida (the Sunrise branch was consolidated with the Pompano branch) and in North Carolina (the Winston-Salem branch consolidated with the Greensboro branch). In addition, the Company announced that it was exiting the Texas and Virginia markets.  During the first quarter of fiscal 2020, the Company also consolidated two branches in North Carolina and two branches in Georgia. The Company will continue to evaluate underperforming markets and underperforming branches, as needed.

During fiscal 2019, the Company expanded into Milwaukee, Wisconsin, and once receivables reach an acceptable level, the Company intends to open a physical brick-and-mortar location there.  The Company also continues to look for other expansion opportunities. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

On April 30, 2019 the Company acquired substantially all of the assets of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”).  Metrolina provides automobile financing to consumers by direct loans and through purchases of retail installment sales contracts originated by automobile dealers in the states of North Carolina and South Carolina. This acquisition represents the first bulk purchase of Contracts in over two decades.  If other opportunities arise, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers or lenders in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations.

The Company is currently licensed to provide Direct Loans in Florida, North Carolina, Ohio, and has also started writing deregulated direct loans over $3,000 in Georgia. The Company solicits current and former customers in these states for the purpose of selling Direct Loans to such customers.   In addition, the Company is focused on the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 3% and 10% of its total portfolio for the foreseeable future.

The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

Automobile Finance Business – Contracts

The Company is engaged in the business of providing financing programs, primarily to purchasers of used cars and light trucks who meet the Company’s credit standards but who do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the customer’s credit history, job instability, the age of the vehicle being financed, or some other factor(s). Unlike traditional lenders, which look primarily to the credit history of the borrower in making lending decisions and typically finance new automobiles, the Company is willing to purchase Contracts for purchases made by borrowers who do not have a good credit history and for older model and high-mileage automobiles. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: current income; credit history; history in making installment payments for automobiles; current and prior job status; and place and length of residence. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract.

As of the date of this Annual Report on Form 10-K, the Company’s automobile finance programs are conducted in 15 states through a total of 50 branch offices located in the states of  Florida, Georgia, Ohio, Illinois, Indiana, Kentucky, Missouri, North Carolina, Alabama, South Carolina, Tennessee, Michigan, Kansas, Pennsylvania, and Wisconsin. The Company acquires Contracts in Wisconsin using the underwriting staff of the Charlotte, North Carolina branch location. As of March 31, 2019, the Company had non-exclusive agreements with approximately 4,500 dealers, of which approximately 1,400 were active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company, the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

A customer under a Contract typically makes a down payment, in the form of cash and/or trade-in, ranging from 5% to 35% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts, gap insurance, roadside assistance plans, credit disability insurance and/or credit life insurance are generally financed over a period of 12 to 60 months. At approximately the time of origination, the Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Company refers to the difference between the negotiated price and the original principal amount being financed as the dealer discount. The amount of the dealer discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company has recommitted to maintaining pricing discipline and therefore places less emphasis on competition when pricing the discount.  Generally, the Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract. As of March 31, 2019, the Company’s loan portfolio consisted exclusively of Contracts purchased without recourse to the dealer, however each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle. The Company’s policy is to only purchase a Contract after the dealer has provided the Company with the requisite proof that (a) the Company has a first priority lien on the financed vehicle (or the Company has, in fact, perfected such first priority lien), (b) the customer has obtained the required collision insurance naming the Company as loss payee with a deductible of not more than $1,000 and (c) the Contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract.

Contract Procurement

The Company currently purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2019 was a 2011 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables on Contracts purchased within the respective fiscal year:

	Maximum allowable interest	Number of	Fiscal year ended March 31, (In thousands)
State	rate (1)	Branches	2019	2018
Alabama	(2)	2	$1,590	$3,108
Florida	18-30%(3)	17	21,524	29,206
Georgia	18-30%(3)	6	8,988	11,192
Illinois	(2)	1	700	2,667
Indiana	25%	3	3,995	7,001
Kansas	(2)	1	1,087	1,788
Kentucky	18-25%(3)	3	3,792	5,558
Maryland	24%	—	—	1,040
Michigan	25%	2	3,389	4,709
Missouri	(2)	3	3,207	4,663
North Carolina	18-29%(3)	4	7,283	8,836
Ohio	25%	6	11,768	14,599
Pennsylvania	18-21%(3)	1	1,772	2,200
South Carolina	(2)	2	2,366	4,055
Tennessee	(2)	2	2,463	3,374
Texas	18-28%(3)	—	1,787	2,835
Virginia	(2)	—	1,655	2,639
Wisconsin	(2)	—	133	105
Total		53	$77,499	$109,575

(1)	The maximum allowable interest rates are subject to change and vary based on the laws of the individual states.
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

The following table presents selected information on Contracts purchased by the Company:

	Fiscal year ended March 31, (Purchases in thousands)
Contracts	2019	2018
Purchases	$77,499	$109,575
Average APR	23.52%	22.35%
Average dealer discount	8.22%	7.41%
Average term (months)	47	54
Average loan	$10,086	$11,219
Number of Contracts purchased	7,684	9,767

Direct Loans

The Company currently originates Direct Loans in Florida, North Carolina, Georgia, and Ohio. Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $1,000 to $15,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made during fiscal 2019 by the Company had an initial principal balance of approximately $4,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. Most of the Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than our typical Contract due to the customer’s historical payment history with the Company. The Company does not have a Direct Loan license in Alabama, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Texas, Virginia or Wisconsin, and none is presently required in Georgia provided that the original principal balance of the loan is greater than $3,000. The Company obtained  a Direct Loan license in Ohio during the fiscal year ended 2019 and expects to pursue licenses in one or more states in the foreseeable future.  The size of the loan and maximum interest rate that may be (and is) charged varies from state to state. The Company considers the individual’s income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan as the primary factors in determining whether an applicant will receive an approval for such loan. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s Direct Loan program was implemented in April 1995 and accounted for approximately 3% of the Company’s annual consolidated revenues during the year ended March 31, 2019.

In connection with its Direct Loan program, the Company also makes available credit disability insurance, credit life insurance, and involuntary unemployment insurance coverage to customers through unaffiliated third-party insurance carriers. Approximately 65% of the Direct Loans outstanding as of March 31, 2019 elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance to the customer, which includes a commission for the Company, is included in the amount financed by the customer.

The following table presents selected information on Direct Loans originated by the Company:

	Fiscal year ended March 31, (Originations in thousands)
Direct Loans	2019	2018
Originations	$7,741	$7,642
Average APR	26.37%	25.20%
Average term (months)	25	29
Average loan	$4,036	$3,754
Number of contracts originated	1,918	2,036

Underwriting Guidelines

The Company’s typical customer has a credit history that fails to meet the lending standards of most traditional banks and credit unions. Among the credit problems experienced by the Company’s customers that resulted in a poor credit history are: prior automobile account repossessions, unpaid revolving credit card obligations, unpaid medical bill, unpaid student loans, prior bankruptcy, and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

Prior to its approval of the purchase of a Contract, the Company is provided with a standardized credit application completed by the consumer which contains information relating to the consumer’s background, employment, and credit history. The Company also obtains credit reports from Equifax and/or TransUnion, which are independent credit reporting services. The Company verifies the consumer’s employment history, income, and residence. In most cases, consumers are interviewed via telephone by a Company application processor (usually the Branch Manager or Assistant Branch Manager). The Company also considers the customer’s prior payment history with the Company, if any, as well as the collateral value of the vehicle being financed.

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

After reviewing the information included in the Contract or Direct Loan application and taking the other factors into account, the Company’s loan origination system categorizes the customer using internally developed credit classifications of “1,” indicating higher creditworthiness, through “4,” indicating lower creditworthiness. Contracts are financed for individuals who fall within all four acceptable rating categories utilized, “1” through “4”. Usually a customer who falls within the two highest categories (i.e., “1” or “2”) is purchasing a two to five-year old, lower mileage used automobile, while a customer in any of the two lowest categories (i.e., “3,” or “4”) usually is purchasing an older, higher mileage automobile from an independent used automobile dealer.

The Company utilizes internal audit (“IA”) to perform audits of its branches’ compliance with Company underwriting guidelines. IA audits Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the Branch Manager, previous branch audit score, and current and historical branch profitability.

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

The Company’s Management Information Services personnel maintain a number of reports to monitor compliance by customers with their obligations under Contracts and Direct Loans made by the Company. These reports may be accessed on a real-time basis or at the end of the day throughout the Company by management personnel, including Branch Managers and staff, at computer terminals located in the main office and each branch office. These reports include delinquency reports, customer promise reports, vehicle information reports, purchase reports, dealer analysis reports, static pool reports, and repossession reports.

A delinquency report is an aging report that provides basic information regarding each customer account and indicates accounts that are past due. The report includes information such as the account number, address of the customer, phone numbers of the customer, original term of the Contract, number of remaining payments, outstanding balance, due dates, date of last payment, number of days past due, scheduled payment amount, amount of last payment, total past due, and special payment arrangements or agreements.

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

If an account is 121 days delinquent and the related vehicle has not yet been repossessed, the account is charged-off and transferred to the Loss Prevention and Recovery Department. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. Instead, the vehicle appears on the Company’s repossession report and is generally sold at auction. During the fourth quarter of fiscal 2019, the Company changed its charge-off policy from 181 days past due to 121 days past due.  Please see Note 3 to the Consolidated Financial Statements included in this Annual Report for further discussion.

The Company also prepares a dealer analysis report that provides information regarding each dealer from which it purchases Contracts. This report allows the Company to analyze the volume of business done with each dealer, the terms on which it has purchased Contracts from such dealer, as well as the overall portfolio performance of Contracts purchased from the dealer.

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

Marketing and Advertising

The Company’s Contract marketing efforts currently are directed primarily toward automobile dealers. The Company attempts to meet dealers’ needs by offering highly responsive, cost-competitive, and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 60-mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company is evaluating and assessing other forms of advertising, such as radio or newspaper advertisements, for the purchase of Contracts.

The Company solicits customers under its Direct Loan program primarily through direct mailings, followed by telephone calls to individuals who have a good credit history with the Company in connection with Contracts purchased by the Company.

Computerized Information System

Until February 1, 2019, the Company used an internally developed loan servicing system to assist in responding to customer inquiries and to monitor the performance of its Contract and Direct Loan portfolio and the performance of individual customers under Contracts. On February 1, 2019, the Company converted to a third-party loan servicing system to assist in responding to customer inquiries and to monitor the performance of its Contract and Direct Loan portfolio and the performance of individual customers under Contracts.

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

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, including the existing low interest rate environment, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Increased competition for the purchase of Contracts enabled automobile dealers to shop for the best price, resulting in an erosion in the dealer discounts from the initial principal amounts at which the Company was willing to purchase Contracts and higher advance rates. Further, increased competition resulted in the purchase of lower credit quality Contracts. However, with the Company’s change in management during the end of fiscal 2018 and beginning of fiscal 2019, it has placed less emphasis on competition when pricing the dealer discount. The Company instead focuses on purchasing Contracts that are priced to reflect the inherent risk level of the contract, and intends to sacrifice loan volume, if necessary, to maintain that pricing discipline. Primarily as a result of this shift in focus for the fiscal year ended March 31, 2019, the Company’s average dealer discount on Contracts purchased increased to 8.2%, compared to 7.4% for the fiscal year ended March 31, 2018. The following table shows number and principal amount of Contracts purchased, average amount financed, average term, and average APR and discount for the periods presented:

Fiscal Year /Quarter	Number of Contracts Purchased	Principal Amount Purchased	Average Financed	Average APR	Average Discount Percentage	Average Term
2019	7,684	$77,498,829	$10,086	23.5%	8.2%	47
4	2,151	21,233,193	9,871	23.5%	8.0%	46
3	1,625	16,475,956	10,139	23.5%	8.1%	47
2	1,761	17,844,587	10,133	23.5%	8.4%	47
1	2,147	21,945,093	10,221	23.7%	8.3%	48
2018	9,767	109,575,099	11,219	22.4%	7.4%	54
4	2,814	29,253,725	10,396	23.3%	7.9%	50
3	2,365	27,378,449	11,577	21.7%	6.9%	54
2	2,239	25,782,056	11,515	22.0%	7.3%	55
1	2,349	27,160,869	11,563	33.0%	6.9%	54

The Company’s target market consists of persons who are generally unable to obtain traditional used car financing because of their credit history or the vehicle’s mileage or age. Historically, the Company was able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that are competitive with those of other companies. Throughout most of fiscal 2018, the Company attempted to expand its product mix to include larger loans with lower APRs and reduced discounts.  Beginning in January 2018, the Company rededicated itself to its core product of financing primary transportation to and from work for the subprime borrower and refocused on pricing integrity on those Contracts acquired.  The Company is committed to the branch-based model and believes that model allows it maintain pricing integrity through solid dealer relationships and a knowledge of the local market.

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends in part upon the Company maintaining close business relationships with dealers of used and new vehicles. No single dealer out of the approximately 4,500 dealers with which the Company currently has active contractual relationships represents a significant amount of the Company’s business volume for any of the fiscal years ended March 31, 2019 or 2018.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under many federal, state and local statutes, regulations and ordinances. Additionally, the procedures that the Company must follow regarding the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin (as of March 31, 2019, the Company has exited Maryland, Texas and Virginia).  Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. The following constitute certain of the existing federal, state and local statutes, regulations and ordinances with which the Company must comply:

•

State consumer regulatory agency requirements. Pursuant to state regulations, on-site audits can be conducted for each of the Company’s branches located within Alabama, Florida, Indiana, Kansas, Michigan, and Missouri to monitor compliance with applicable regulations. These regulations include but, are not limited to: licensure requirements; requirements for maintenance of proper records; payment of required fees; maximum interest rates that may be charged on loans to finance used vehicles; and, proper disclosure to customers regarding financing terms. Pursuant to Florida and North Carolina law, the Company’s Direct Loan activities in each state are subject to similar periodic on-site audits by the Florida Financial Services Commission and the North Carolina Office of the Commissioner of Banks, respectively.  If the Company expands its Direct Loan operations to other states, it expects to become subject to similar on-site audits in such states.

•

State licensing requirements. The Company files a notification or obtains a license to acquire Contracts within the following states: Alabama, Florida, Illinois, Indiana, Kansas, Michigan, Missouri, Pennsylvania, South Carolina,  and Wisconsin. In regard to its Direct Loan activities in Florida and North Carolina, the Company maintains separate Consumer Finance Licenses with the Florida Department of Banking and Finance and the North Carolina Office of the Commissioner of Banks, respectively. Furthermore, some states require dealers to maintain a Retail Installment Seller’s License, and where applicable, the Company only conducts business with dealers who hold such a license.

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

•

Electronic Signatures in Global and National Commerce Act. The Electronic Signatures in Global and National Commerce Act (“ESIGN”) requires the Company to provide consumers with clear and conspicuous disclosures before the consumer gives consent to authorize the use of electronic signatures, electronic contracts, and electronic records.

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
•

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which, effective as of July 21, 2011, has the authority to issue and enforce regulations under the federal “enumerated consumer laws,” including (subject to certain statutory limitations) FDCPA, TILA, ECOA, FCRA, GLBA and EFTA. The CFPB has rulemaking and enforcement authority over certain non-depository institutions, including us. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. Under the Dodd-Frank Act, the CFPB also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to the Company’s business. The CFPB issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business. At this time, the Company is not deemed a larger participant.

Failure to comply with these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the jurisdictions in which the Company  may operate, restricting the Company’s ability to realize the value of the collateral securing the Contracts, and making it more costly or burdensome to do business or resulting in potential liability. The volume of new or modified laws and regulations and the activity of agencies enforcing such law have increased in recent years in response to issues arising with respect to consumer lending. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies. This legislation may change the Company’s  operating environment in substantial and unpredictable ways and may have a material adverse effect on the Company’s  business.

In particular, the Dodd-Frank Act and regulations promulgated thereunder, including the rules regarding supervision and examination issued by the CFPB, are likely to affect the Company’s  cost of doing business, may limit or expand the Company’s  permissible activities, may affect the competitive balance within the Company’s  industry and market areas and could have a material adverse effect on the Company. The Company’s  management continues to assess the Dodd-Frank Act’s probable impact on the Company’s business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations thereunder. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Company in particular, is uncertain at this time.

In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of the Company’s business. For example, the Dodd-Frank Act provides a mechanism for state Attorneys General to investigate the Company. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of the Company’s  business. The Company expects that regulatory investigation by both state and federal agencies will continue and that the results of these investigations could have a material adverse impact on the Company.

Dealers with which the Company does business must also comply with credit and trade practice statutes and regulations. Failure of these dealers to comply with such statutes and regulations could result in customers having rights of rescission and other remedies that could have a material adverse effect on the Company.

The sale of vehicle service contracts and other ancillary products by dealers in connection with Contracts assigned to the Company from dealers is also subject to state laws and regulations. As the Company is the holder of the Contracts that may, in part, finance these products, some of these state laws and regulations may apply to the Company’s servicing and collection of the Contracts. Although these laws and regulations may not significantly affect the Company’s business, there can be no assurance that insurance or other regulatory authorities in the jurisdictions in which these products are offered by dealers will not seek to regulate or restrict the operation of the Company’s business in these jurisdictions. Any regulation or restriction of the Company’s business in these jurisdictions could materially adversely affect the income received from these products.

The Company’s management believes that the Company maintains all requisite licenses and permits and is in material compliance with applicable local, state and federal laws and regulations. The Company periodically reviews its branch office practices in an effort to ensure such compliance. Although compliance with existing laws and regulations has not had a material adverse effect on the Company’s operations to date, given the increasingly complex regulatory environment, the increasing costs of complying with such laws and regulations, and the increasing risk of penalties, fines or other liabilities associated therewith, no assurances can be given that the Company is in material compliance with all of such laws or regulations or that the costs of such compliance, or the failure to be in such compliance, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Employees

The Company’s management and various support functions are centralized at the Company’s corporate headquarters in Clearwater, Florida. As of March 31, 2019, the Company employed a total of 279 persons, of which 52 persons were employed at the Company’s corporate headquarters. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

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

Our consolidated net loss for the fiscal years ended March 31, 2019 and 2018, was $3.6 million and $1.1 million, respectively. Our profitability depends, to a material extent, on the performance of contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because substantially all of our Contracts and Direct Loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due primarily to their credit history. Contracts and Direct Loans made to these individuals generally entail a higher risk of delinquency, default, repossession, and higher losses than loans made to consumers with better credit.

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

Our ability to accurately forecast performance and determine an appropriate provision and allowance for credit losses, is critical to our business and financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the portfolio, the composition of the portfolio, specific impaired Contracts and Direct Loans, and current economic conditions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy” in Item 7 of this Form 10-K and “Management’s Report on Internal Control over Financial Reporting” in Item 9A of this Form 10-K, both of which are incorporated herein by reference.

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

The non-prime consumer-finance industry is highly competitive, and the competitiveness of the market continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations and become more aggressive in offering competitive terms. There are numerous financial service companies that provide consumer credit in the markets served by us, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than us. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships, or their customers, other forms of financing including dealer floor-plan financing and leasing, which are not provided by us. Providers of non-prime consumer financing have traditionally competed primarily on the basis of:

•	interest rates charged;
•	the quality of credit accepted;
•	dealer discount;
•	amount paid to dealers relative to the wholesale book value;

•	the flexibility of Contract and Direct Loan terms offered; and
•	the quality of service provided.

Our ability to compete effectively with other companies offering similar financing arrangements depends in part on our ability to maintain close relationships with dealers of used and new vehicles. We may not be able to compete successfully in this market or against these competitors. In recent years, it has become increasingly difficult for the Company to match or exceed pricing of its competitors, which has generally resulted in declining Contract acquisition rates during the 2018 and 2019 fiscal years.

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. As new and existing providers of consumer financing have undertaken to penetrate our targeted market segment, we have experienced increasing pressure to reduce our interest rates, fees and dealer discounts in order to maintain our market share. The Company’s average dealer discount on Contracts purchased for the fiscal years ended March 31, 2019 and 2018 was 8.2% and 7.4%, respectively. The Company’s average APR on Contracts purchased for the fiscal years ended March 31, 2019 and  2018,  was 23.5% and 22.4%, respectively.   These competitive factors continue to exist and may impact our ability to secure quality loans on our preferred terms in significant quantities.

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

Prior to March 2019, we financed our operations through traditional bank credit facilities and cash flows generated from operations.  On March 29, 2019, we entered into a new senior secured credit facility (the “Credit Facility”).   Our ability to access capital through our existing facility, or undertake a future facility, or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:

•	Conditions in the securities and finance markets generally, and for securitized instruments in particular;
•	A negative bias toward our industry;
•	General economic conditions and the economic health of our earnings, cash flows and balance sheet;
•	Security or collateral requirements;
•	The credit quality and performance of our customer receivables;
•	Regulatory restrictions applicable to us;
•	Our overall business and industry prospects;
•	Our overall sales performance, profitability, cash flow, balance sheet quality, and regulatory restrictions;
•	Our ability to provide or obtain financial support for required credit enhancement;
•	Our ability to adequately service our financial instruments;
•	Our ability to meet debt covenant requirements; and
•	Prevailing interest rates.

Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.

As of March 31, 2019, we had aggregate outstanding indebtedness, under our Credit Facility, of $145.0 million. This level of indebtedness could:

•	Make it more difficult for us to satisfy our obligations with respect to our outstanding notes and other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
•

Require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, new store openings, capital expenditures and other general corporate purposes;

•	Limit our ability to obtain additional financing for working capital, acquisitions, new store openings, capital expenditures, debt service requirements and other general corporate purposes;
•	Limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase;
•	Increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of our borrowings are at variable rates of interest); and
•

Place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates which, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts of our level of indebtedness could have a material adverse effect on us.

Our Credit Facility is subject to certain defaults and negative covenants.

The Credit Facility loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. Such loan documents also restrict the Company’s ability, without lenders’ consent, to modify its credit policies or make changes to its form of Direct Loan contract or its form of dealer agreement.  If an event of default occurs, the lenders could increase borrowing costs, restrict the our ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Credit Facility or enforce their rights under the guarantees.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately and timely report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud and to operate successfully as a public company. As further described in Item 9A. Controls and Procedures, our management has concluded that, because of a material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2018 or as of March 31, 2019.  The Company has and will continue to enhance its controls and expects to remediate the material weakness. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal control over financial reporting or inadequate disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could hurt our reputation and have a negative effect on the trading price of our stock and our access to capital.

The Dodd-Frank Act authorizes the CFPB to adopt rules that could potentially have a material adverse effect on our operations and financial performance.

Title X of the Dodd-Frank Act established the CFPB, which became operational on July 21, 2011. Under the Dodd-Frank Act, the CFPB has regulatory, supervisory and enforcement powers over providers of consumer financial products, such as the Contracts and Direct Loans that we offer, including explicit supervisory authority to examine and require registration of installment lenders such as ourselves. Included among the powers afforded to the CFPB is the authority to adopt rules describing specified acts and practices as being “unfair,” “deceptive” or “abusive,” and hence unlawful. The CFPB has outlined several proposals under consideration for the purpose of requiring lenders to take steps to ensure consumers have the financial ability to repay their loans. The proposals under consideration would require lenders to determine at the outset of each loan whether a consumer can afford to borrow from the lender and would require that lenders comply with various restrictions designed to ensure that consumers can affordably repay their debt to the lender. To date, the proposals under consideration by the CFPB have not been adopted. If adopted, the proposals outlined by the CFPB may require the Company to make significant changes to its lending practices to develop compliance procedures.

Although the Dodd-Frank Act expressly provides that the CFPB has no authority to establish usury limits, some consumer advocacy groups have suggested that certain forms of alternative consumer finance products, such as installment loans, should be a regulatory priority and it is possible that at some time in the future the CFPB could propose and adopt rules making such lending or other products that we may offer materially less profitable or impractical. Further, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products. Any such rules could have a material adverse effect on our business, results of operation, and financial condition. The CFPB could also adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance.

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

The CFPB issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business, including us. The CFPB’s stated objectives of such examinations are: to assess the quality of a larger participant’s compliance management systems for preventing violations of federal consumer financial laws; to identify acts or practices that materially increase the risk of violations of federal consumer finance laws and associated harm to consumers; and to gather facts that help determine whether the larger participant engages in acts or practices that are likely to violate federal consumer financial laws in connection with its automobile finance business. Thus, as a larger participant, we will be subject to examination by the CFPB for, among other things, ECOA compliance; unfair, deceptive or abusive acts or practices (“UDAAP”) compliance; and the adequacy of our compliance management systems. At the current time, the Company is not deemed a larger participant.

We have evaluated our existing compliance management systems and are in the process of updating, improving and/or replacing such systems. We expect this process to continue as the CFPB promulgates new and evolving rules and interpretations. Given the time and effort needed to establish, implement and maintain adequate compliance management systems and the resources and costs associated with being examined by the CFPB, such an examination would likely have a material adverse effect on our business, financial condition and profitability. Moreover, any such examination by the CFPB could result in the assessment of penalties, including fines, and other remedies which could, in turn, have a material effect on our business, financial condition, and profitability.

We are subject to many other laws and governmental regulations, and any material violations of or changes in these laws or regulations could have a material adverse effect on our financial condition and business operations.

Our financing operations are subject to regulation, supervision, and licensing under various other federal, state and local statutes and ordinances. Additionally, the procedures that we must follow in connection with the repossession of vehicles securing Contracts are regulated by each of the states in which we do business. The various federal, state and local statutes, regulations, and ordinances applicable to our business govern, among other things:

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

Our future growth and development are significantly dependent upon the skills and experience of our senior management team and our ability to retain that team.

We do not maintain key-man life insurance policies on any of these executives. The loss of services of one or more of the executives could have a material adverse effect on our business, results of operations, and financial condition.  In fact, the turnover of our CEO, CFO, and Controller during the year ended March 31, 2018 contributed to a material weakness in our internal control over financial reporting for the fiscal year ended March 31, 2018.  See Item 9A.  Controls and Procedures in this Annual Report, the text of which is incorporated herein by reference.

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

Some litigation against us could take the form of class action complaints by consumers. As the assignee of contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of actions can be substantial. The relief requested by the plaintiffs varies but may include requests for compensatory, statutory, and punitive damages. We also are periodically subject to other kinds of litigation typically experienced by businesses such as ours, including employment disputes and breach of contract claims. No assurances can be given that we will not experience material financial losses in the future as a result of litigation or other legal proceedings.

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

With the recent change in senior management, the Company’s business strategy has been redefined.  This strategy includes remaining committed to the branch-based model, focusing on financing primary transportation to and from work for the subprime borrower, pricing based on risk (rate, yield, advance, etc.), and a commitment to the underwriting discipline required for optimal portfolio performance.

Our failure or inability to execute any element of our business strategy could have a material adverse effect on our business and financial condition.

Our business is highly dependent upon general economic conditions.

We are subject to changes in general economic conditions that are beyond our control. During periods of economic uncertainty, such as has existed for much of the past few years, delinquencies, defaults, repossessions, and losses generally increase, absent offsetting factors. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. No assurances can be given that our underwriting criteria and collection methods to manage the higher risk inherent in loans made to non-prime borrowers will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions, or losses, or increased servicing costs could have a material adverse effect on our business and financial condition.

Furthermore, in a low interest-rate environment such as has existed in the United States in recent years, the level of competition increases in the non-prime consumer-finance industry as new competitors enter the market and many existing competitors expand their operations. Such increased competition, in turn, has exerted increased pressure on us to reduce our interest rates, fees, and dealer discount rates in order to maintain our market share. Although the Company has recently shifted its focus on not reducing APR and discounts to secure new loan volume, it can provide no assurances that it will be successful in doing so.  Any further reductions in our interest rates, fees or dealer discount rates could have a material adverse impact on our profitability or financial condition.

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

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our Contracts and interest rates that we pay under our Credit Facility. As interest rates increase, our gross interest rate spread on new originations will generally decline since the rates charged on the contracts originated or purchased from dealers generally are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. We monitor the interest rate environment and, on occasion, enter into interest rate swap agreements relating to a portion of our outstanding debt. Such agreements effectively convert a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense.  However, the interest rate swap agreements in effect for most of the past five years matured during the fiscal year ended March 31, 2018, and we have not entered into new arrangements. We will continue to evaluate interest rate swap pricing and we may or may not enter into interest rate swap agreements in the future.

We may experience problems with integrated computer systems or be unable to keep pace with developments in technology or conversion to new integrated computer systems.

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

In February 2019, we converted from our internally developed loan operating system to a third-party loan operating system.  This system is used to respond to customer inquiries and to monitor the performance of our Contract and Direct Loan portfolios and the performance of individual customers under our Contracts and Direct Loans. Problems with the system conversion could adversely impact our ability to monitor our portfolios or collect amounts due under our Contracts and Direct Loans, which could have a material adverse effect on our financial condition and results of operations.

In fact, delays completing the system integration with the accounting system contributed to a material weakness in our internal control over financial reporting for the fiscal year ended March 31, 2019.  See Item 9A.  Controls and Procedures in this Annual Report, the text of which is incorporated herein by reference.

Failure to properly safeguard confidential customer information could subject us to liability, decrease our profitability, and damage our reputation.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our customers, on our computer networks, and share such data with third parties. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.

Any failure, interruption, or breach in our cyber security, including through employee misconduct or any failure of our back-up systems or failure to maintain adequate security surrounding customer information, could result in reputational harm, disruption in the management of our customer relationships, or the inability to originate, process and service our products. Further, any of these cyber security and operational risks could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to lawsuits by customers for identity theft or other damages resulting from the misuse of their personal information and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, regulators may impose penalties or require remedial action if they identify weaknesses in our security systems, and we may be required to incur significant costs to increase our cyber security to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. As part of our business, we may share confidential customer information and proprietary information with clients, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We depend on third-party service providers for many aspects of our business operations, including loan origination, title processing, and online payments, which increases our operational complexity and decreases our control. We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, a failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to service our customers, or subjecting us to litigation or regulatory risk for poor vendor oversight. We may be unable to replace or be delayed in replacing these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner. Such a failure could have a material and adverse effect on our business, financial condition, and results of operations.

Our growth depends upon our ability to retain and attract a sufficient number of qualified employees.

To a large extent, our growth strategy depends on the opening of new offices that focus primarily on purchasing Contracts and making Direct Loans in markets we have not previously served. Future expansion of our branch office network depends, in part, upon our ability to attract and retain qualified and experienced office managers and the ability of such managers to develop relationships with dealers that serve those markets. We generally do not open a new office until we have located and hired a qualified and experienced individual to manage the office. Typically, this individual will be familiar with local market conditions and have existing relationships with dealers in the area to be served. Although we believe that we can attract and retain qualified and experienced personnel as we proceed with planned expansion into new markets, no assurance can be given that we will be successful in doing so. Competition to hire personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our origination, delinquency, default, and net loss rates and, ultimately, our business and financial condition.

Our stock is thinly traded, which may limit your ability to resell your shares.

The average daily trading volume of our common shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2019 was approximately 9,000 shares. Thus, our common shares are thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may have a significant impact on the market price of our common shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Natural disasters, acts of war, terrorist attacks and threats, or the escalation of military activity in response to these attacks or otherwise may negatively affect our business, financial condition, and results of operations.

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

We are subject to taxation at the federal, state, and local levels in the United States. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The changes included in TCJA are broad and complex. The final transition impacts of TCJA may differ from the estimates provided elsewhere in this Annual Report, possibly materially, due to, among other things, changes in interpretations of TCJA, any legislative action to address questions that arise because of TCJA, any changes in accounting standards for income taxes or related interpretations in response to TCJA, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates.

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

As of June 2019, each of the Company’s 50 branch offices located in Alabama, Florida, Georgia, Illinois,  Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee consists of approximately 1,400 square feet of office space. These offices are located in office parks, shopping centers, or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $11.00 to $25.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

The following table sets forth the high and low sales prices of the Company’s common shares for the fiscal years ended March 31, 2019 and 2018, respectively.

Fiscal year ended March 31, 2019	High	Low
First Quarter	$9.50	$8.36
Second Quarter	$12.50	$9.01
Third Quarter	$12.42	$9.07
Fourth Quarter	$10.95	$8.50

Fiscal year ended March 31, 2018	High	Low
First Quarter	$11.15	$7.65
Second Quarter	$9.46	$8.25
Third Quarter	$9.44	$7.59
Fourth Quarter	$9.49	$8.51

As of June 21, 2019, there were approximately 118 holders of record of the Company’s common shares.

The Company has not declared and paid cash dividends on its common shares in the recent past and has no current plans to declare or pay any cash dividends in the foreseeable future. The payment of future dividends, if any, is reviewed periodically by the Company’s directors and management and will depend upon, among other things, existing conditions, including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities, tax considerations, and other conditions and factors.

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

Canada and the United States of America are signatories to the Convention Between the United States of America and Canada With Respect to Taxes on Income and on Capital (the “Tax Treaty”). The Tax Treaty contains provisions governing the tax treatment of interest, dividends, gains, and royalties paid to or received by a person residing in the United States. The Tax Treaty also contains provisions to prevent the occurrence of double taxation, essentially by permitting the taxpayer to claim a tax credit for taxes paid in the foreign jurisdiction.

Earnings from U.S. subsidiaries are permanently invested in the U.S. The Company has not provided any Canadian income tax or U.S. withholding tax on unremitted earnings. If a dividend was paid to the Company from the current or accumulated earnings and profits of the U.S. subsidiary, the dividend would be subject to a U.S. withholding tax of 5%. The gross dividend (i.e., before payment of the withholding tax) would generally be included in the Company's Canadian taxable income. However, under certain circumstances, the Company may be allowed to deduct the dividends in the calculation of its Canadian taxable income. If the Company has no other foreign (i.e., non-Canadian) non-business income, no relief is available in that case to recover the withholding taxes previously paid.

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

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s common shares for the five-year period ended March 31, 2019, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (Dow Jones US General Financial Index). The stock performance graph assumes that the value of the investment in each of the Company’s common shares, the NASDAQ Composite Index, and the Dow Jones US General Financial Index was $100 on April 1, 2014 and that all dividends were reinvested.

The graph displayed below is presented in accordance with SEC requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	04/1/2014	04/1/2015	04/1/2016	04/1/2017	04/1/2018	04/1/2019
Nicholas Financial, Inc.	$100.00	$89.07	$68.60	$67.58	$57.66	$57.22
NASDAQ Composite	100.00	116.72	115.98	140.79	168.22	184.08
Dow Jones US General Financial Index	100.00	110.58	100.92	126.99	161.35	164.65

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities

None.

Item 6. Selected Financial Data

The following tables present selected consolidated financial data of the Company as of and for the fiscal years ended March 31, 2019, 2018, 2017, 2016, and 2015. The selected consolidated financial data has been derived from our consolidated financial statements. You should read the selected consolidated financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report and, for the fiscal years ended March 31, 2017, 2016 and 2015 and as of March 31, 2017, 2016 and 2015, that are included in our annual reports for such fiscal years. Quarterly results of operations are incorporated herein by reference to Note 13 – Quarterly Results of Operations (Unaudited) in the notes to the consolidated financial statements included elsewhere in this Report.

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2019	2018	2017	2016	2015
Statement of Operations Data
Interest and fee income on finance receivables	$71,300	$83,917	$90,466	$90,707	$86,790
Interest expense	9,504	10,137	9,222	9,007	5,970
Provision for credit losses	32,836	37,450	37,177	26,278	20,371
Salaries and employee benefits	18,998	19,868	21,437	22,313	20,835
Change in fair value of interest rate swaps	—	17	(222)	24	364
Other expenses	14,550	13,282	14,112	12,980	13,154
	75,888	80,754	81,726	70,602	60,694
Operating income (loss) before income taxes	(4,588)	3,163	8,740	20,105	26,096
Income tax expense (benefit)	(940)	4,261	3,331	7,726	9,240
Net income (loss)	$(3,648)	$(1,098)	$5,409	$12,379	$16,856
Earnings (loss) per share – basic:	$(0.46)	$(.14)	$.70	$1.60	$1.40
Weighted average shares outstanding	7,861	7,819	7,664	7,622	12,013
Earnings (loss) per share – diluted:	$(0.46)	$(.14)	$.69	$1.59	$1.38
Weighted average shares outstanding	7,861	7,819	7,726	7,692	12,192

	As of and for the Fiscal Year ended March 31, (In thousands, except number of branch locations)
	2019	2018	2017	2016	2015
Balance Sheet Data
Total assets	$252,420	$280,840	$333,612	$325,309	$302,529
Finance receivables, net	202,042	266,573	317,205	311,837	288,904
Debt	145,000	165,750	213,000	211,000	199,000
Shareholders’ equity	104,885	108,437	108,860	102,849	89,888
Operating Data
Return on average assets	(1.41%)	(0.36%)	1.64%	3.94%	5.75%
Return on average equity	(3.36%)	(1.01%)	5.11%	12.85%	14.54%
Gross portfolio yield (1)	26.40%	25.60%	26.04%	27.10%	28.00%
Pre-tax yield (1)	(1.70%)	0.98%	2.46%	6.02%	8.54%
Total delinquencies over 30 days, excluding Chapter 13 bankruptcy accounts	9.89%	8.67%	9.92%	5.50%	4.11%
Write-off to liquidation (1)	23.02%	13.92%	11.81%	9.10%	8.13%
Net charge-off percentage (1)	13.39%	10.65%	9.37%	7.56%	7.04%
Automobile Finance Data & Direct Loan Origination
Contracts purchased/Direct Loans originated	$85,240	$117,217	$179,617	$196,853	$187,893
Average dealer discount on Contracts purchased	8.22%	7.41%	7.08%	7.51%	8.08%
Average contractual rate on Contracts & Direct Loans purchased	22.98%	22.54%	22.40%	22.81%	23.08%
Number of branch locations	53	60	65	67	66

(1)	See the definitions set forth in the notes to the Portfolio Summary table under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada currently conducts its business activities exclusively through a wholly-owned indirect Florida subsidiary, Nicholas Financial. Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products.   Nicholas Financial’s financing activities accounted for 100% of the Company’s consolidated revenue for the fiscal years ended March 31, 2019 and 2018. A second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), serves as an intermediate holding company for Nicholas Financial. In addition, NF Funding I, LLC (“NF Funding I”) is a newly formed, wholly-owned, special purpose financing subsidiary of Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial, NDS, NF Funding I are collectively referred to herein as the “Company”.

Introduction

The Company’s consolidated revenues decreased from $83.9 million for the fiscal year ended March 31, 2018 to $71.3 million for the fiscal year ended March 31, 2019. The Company’s diluted earnings per share decreased from a net loss of $0.14 per share for the fiscal year ended March 31, 2018 to a loss of $0.46 per share for the fiscal year ended March 31, 2019. The Company reported a $4.6 million operating loss for the year ended March 31, 2019 compared to operating income of $3.2 million for the year ended March 31, 2018. The decrease was a result of:

•	decreased revenues due to a reduction in volume slightly offset by a higher portfolio yield;
•	a change in the charge-off policy from 181 days to 121 days, resulting in a one-time charge of $4.9 million; and
•	the closing or consolidating of 7 branches during the year, resulting in approximately $0.3 million in charges associated with accelerated rent expense and severance payments.

The Company’s consolidated net loss for the fiscal years ended March 31, 2019 and 2018 was $3.6 million and $1.1 million, respectively.

The Company’s operating results during fiscal 2018 generally deteriorated as a result of several factors, including, but not limited to, loosened underwriting guidelines, more aggressive pricing on originations,  the acquisition of Contracts that contained some degree of fraudulent information that at the time of Contract acquisition was not identified, and an increase in the number of Contracts and Direct Loans under which customers decided to discontinue payments to the Company after they were approved by other lenders for new vehicle financing.  In addition, aggressive competition had previously influenced the Company to purchase lower credit quality Contracts. Historically, the Company was able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that were competitive with those of other companies. However, it became increasingly difficult for the Company to match or exceed pricing of its competitors, which resulted in declining Contract acquisition rates during the 2016, 2017 and 2018 fiscal years.

Starting in January 2018 the Company became recommitted to financing primary transportation to and from work for the sub-prime borrower.  The Company began focusing on smaller amounts financed over shorter terms with reasonable payments.  As expected, and previously disclosed, the Company’s renewed focus on the Company’s core principles, did result in downward pressure on the volume of Contracts purchased and may continue to cause downward pressure, due to a highly competitive environment. While it is difficult to predict the level of competition long-term, the Company believes that the current highly competitive environment will prevail for the foreseeable future.

The  gross portfolio yield of the portfolio for the fiscal years ended March 31, 2019 and  2018, was 26.4% and 25.6%, respectively. The average dealer discount as a percent of finance receivables associated with new volume for the fiscal years ended March 31, 2019 and 2018 was 8.2% and 7.4%, respectively.   The increase in APR and discount (and therefore overall yield) on new purchases in fiscal 2019 as compared with fiscal 2018 was primarily driven by the Company’s recommitment to its core principles.

Portfolio Summary	Fiscal Year ended March 31, (In thousands)
	2019	2018
Average finance receivables (1)	$270,106	$327,832
Average indebtedness (2)	$136,386	$189,375
Interest and fee income on finance receivables	71,300	83,917
Interest expense	9,504	10,137
Net interest and fee income on finance receivables	$61,796	$73,780
Gross portfolio yield (3)	26.40%	25.60%
Interest expense as a percentage of average finance receivables	3.52%	3.09%
Provision for credit losses as a percentage of average finance receivables	12.16%	11.42%
Net portfolio yield (3)	10.72%	11.09%
Operating expenses as a percentage of average finance receivables	12.42%	10.11%
Pre-tax yield as a percentage of average finance receivables(4)	(1.70)%	0.98%
Write-off to liquidation (5)	23.02%	13.92%
Net charge-off percentage (6)	13.39%	10.65%

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Credit Facility.
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
(5)

Write-off to liquidation percentage is defined as net charge-offs divided by liquidation. Liquidation is defined as beginning finance receivables balance plus current period purchases and originations minus ending finance receivables balance.

(6)	Net charge-off percentage represents net charge-offs divided by average finance receivables outstanding during the period.
(7)	Allowance percentage represents the allowance for credit losses divided by average finance receivables outstanding during the period.

Critical Accounting Policy

The Company’s critical accounting policy relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses incurred in the existing portfolio. Because of the nature of the customers under the Company’s Contracts and Direct Loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative.

During the first quarter of fiscal 2019, the Company began using the trailing six-month net charge-off percentage, annualized, applied to ending finance receivables, to calculate the allowance for credit losses.  This change was made to reflect changes in the Company’s lending policies and underwriting standards, which resulted from the Company changing its business strategies.  The change in the Company’s method for calculating the allowance for credit losses was accounted for as a change in estimate. The Company re-focused on financing primary transportation to and from work for the subprime borrower. This change resulted in purchasing higher yielding loans, with smaller amounts financed and shorter monthly terms.  A trailing six-month net charge-off percentage, annualized, applied to ending finance receivables is also more in line with the industry practice, which typically uses a trailing twelve-month net charge-off methodology.  Management believes a trailing six-month will more quickly reflect changes in the portfolio.

In addition, the Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and the adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio.

Prior to the first quarter of fiscal 2019, the Company calculated the allowance for credit losses by reference to static pools, with each pool consisting of Contracts purchased during a three-month period for a given branch location, as management considered the Contracts in those pools to have similar risk characteristics. The Company analyzed each consolidated static pool at specific points in time to estimate losses that were likely to be incurred as of the reporting date. The Company maintained historical write-off information for over 10 years with respect to every consolidated static pool and segregated each static pool by liquidation, thereby creating snapshots or buckets of each pool’s historical write-off-to liquidation ratio at five different points in each pool’s liquidation cycle. These snapshots were then used to assist in determining the allowance for credit losses. The five snapshots were tracked at liquidation levels of 20%, 40%, 60%, 80%, and 100%.

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

The Company utilizes the branch model, which allows for Contract purchasing to be done at the branch level. The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to provide reasonable assurance that the Contracts that the Company purchases have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines, as well as approve underwriting exceptions. The Company also utilizes internal audit (“IA”) to assure adherence to its underwriting guidelines. Any Contract that does not meet the Company’s underwriting guidelines can be submitted by a branch manager for approval from the Company’s District Managers or senior management.

Fiscal 2019 Compared to Fiscal 2018

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, predominantly finance charge income, decreased to $71.3 million in fiscal 2019 as compared to $83.9 million in fiscal 2018. The average finance receivables totaled $270.1 million for the fiscal year ended March 31, 2019, a decrease of 17.6% from $327.8 million for the fiscal year ended March 31, 2018. Purchasing volume has continued to decrease from fiscal 2018 as a result of tightening the Company’s credit underwriting standards and a reduction in auto sales year over year.

Competition also continued to affect the Company’s ability to acquire Contracts, furthermore, the Company’s renewed strategic focus of financing primary transportation to and from work for the subprime borrower has impacted the Company’s ability to acquire Contracts at desired yields.  The yield on new Contract purchases increased from 22.4% for fiscal 2018 to 23.5% for fiscal 2019 and the average discount increased from 7.4% for fiscal 2018 to 8.2% for fiscal 2019.  Although the Company will continue to try and find ways to grow market share, it will continue to be focused on yield.

The gross portfolio yield increased to 26.4% for the fiscal year ended March 31, 2019 as compared to 25.6% for the fiscal year ended March 31, 2018. The gross portfolio yield increased primarily due to the increase in the average APR and average discount on contracts purchased since January 2018. The net portfolio yield decreased to 10.7% for the fiscal year ended March 31, 2019 from 11.1% for the fiscal year ended March 31, 2018. The net portfolio yield decreased due to an increase in the provision for credit losses as a percentage of finance receivables, as described under “Analysis of Credit Losses” below, offset by a decrease in interest expense.

Operating Expenses

Operating expenses increased slightly to $33.5 million for the fiscal year ended March 31, 2019 compared to $33.2 million for the fiscal year ended March 31, 2018 because of increased marketing expense partially offset by a decrease in salaries and employee benefits.  Marketing expenses increased approximately $1.0 million due the Company no longer capitalizing bonuses (“Spiffs”) paid to the dealers.  The Company accounted for this change as a change in accounting estimate.  Beginning in fiscal 2019, spiffs are expensed when incurred.  Salaries and employee benefits decreased by approximately $0.9 million, resulting from a reduction in the number of employees.

Interest Expense

Interest expense decreased to $9.5 million for the fiscal year ended March 31, 2019, as compared to $10.1 million for the fiscal year ended March 31, 2018, due to a decrease in average outstanding debt and interest rate. The average outstanding debt during the year ended March 31, 2019 decreased to $136.4 million from $189.4 million during the year ended March 31, 2018. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2019	2018
Variable interest under the line of credit and credit facility	2.97%	2.76%
Settlements under interest rate swap agreements	(—%)	(0.01%)
Credit spread under the line of credit and credit facility	4.00%	4.35%
Average cost of borrowed funds	6.97%	7.10%

LIBOR rates have increased (2.49% as of March 31, 2019 compared to 1.88% as of March 31, 2018) which was offset by a decrease in the credit spread under the line of credit. For further discussions regarding interest rates see “Note 5 – Credit Facility”.

Analysis of Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the fiscal years ended March 31:

	For the year ended March 31, 2019
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$19,433	$833	$20,266
Provision for credit losses	32,715	121	32,836
Charge-offs	(37,514)	(638)	(38,152)
Recoveries	1,941	41	1,982
Balance at end of year	$16,575	$357	$16,932

	For the year ended March 31, 2018
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$16,885	$773	$17,658
Provision for credit losses	36,890	560	37,450
Charge-offs	(36,183)	(536)	(36,719)
Recoveries	1,841	36	1,877
Balance at end of year	$19,433	$833	$20,266

During the first quarter of the fiscal year ended March 31, 2019, the Company began using the trailing six-month charge-offs, annualized, to calculate the allowance for credit losses. This change was made to reflect changes in the Company’s lending policies and underwriting standards, which resulted from the Company changing its business strategies. The Company re-focused on financing primary transportation to and from work for the subprime borrower. This change resulted in purchasing higher yielding loans, with smaller amounts financed and shorter monthly terms. A trailing six-month, annualized, is also more in line with the industry practice, which uses a trailing twelve-month. Management believes a trailing six-month will more quickly reflect changes in the portfolio.

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

The provision for credit losses decreased to $32.8 million for the fiscal year ended March 31, 2019 from $37.5 million for the fiscal year ended March 31, 2018, largely due to the 17.6% decrease in the average finance receivables.

Net charge-offs increased to 13.4% for the fiscal year ended March 31, 2019 from 10.7% for the fiscal year ended March 31, 2018, primarily resulting from the Company changing its charge-off policy from 181 days past due to 121 days past due, which resulted in the Company charging-off approximately $6.4 million of finance receivables during the fourth quarter of fiscal 2019.

The Company’s losses as a percentage of liquidation (see note 5 in the Portfolio Summary table in the “Introduction” above for the definition of write-off to liquidation) increased to 23.0% for the fiscal year ended March 31, 2019 as compared to 13.9% for the fiscal year ended March 31, 2018. This increase was the result of the Company changing its charge-off policy from 181+ days to 121+ days, which resulted in a one-time charge-off of $6.4 million.

Recoveries as a percentage of charge-offs were approximately 5.2% and 5.1% for the fiscal years ended March 31, 2019 and 2018, respectively. The Company attributes a large portion of this decrease simply to the increase in charge-offs; historically, there is typically a six to twelve-month lag period prior to receiving any benefits from post charge-off collection activity. Periodically, the Company will aggregate charge-off accounts it deems uncollectible and sell them to a third-party.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2019 was 10.1%, an increase from 8.8% as of March 31, 2018. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2019 was 3.8%, a decrease from 5.2% as of March 31, 2018. The increase in delinquency percentage for Contracts was due to the Company tightening its deferral policy, starting in January 2018.

In accordance with Company policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the fiscal years ended March 31, 2019 and March 31, 2018 the Company granted deferrals to approximately 13.2% and 38.4%, respectively, of total Contracts and Direct Loans. The decrease in the number of deferrals in fiscal 2019 compared to fiscal 2018 resulted from the Company tightening its deferral policy, starting in January 2018.

Income Taxes

The Company recorded a tax benefit of approximately $0.9 million during fiscal 2019 compared to a $4.3 million income tax expense during fiscal 2018.   The Company’s effective tax rate in fiscal 2019 was 20.5% compared to 134.7% in fiscal 2018.  The decrease was primarily the result of the U.S. Tax Cuts and Jobs Act ( "TCJA"), which was enacted on December 22, 2017. For further discussion regarding income taxes see “Note 7 – Income Taxes”.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31, (In thousands)
	2019	2018
Cash provided by (used in):
Operating activities	$14,404	$25,152
Investing activities	44,159	21,826
Financing activities	(23,547)	(47,207)
Net increase (decrease) in cash	$35,016	$(229)

The Company made certain reclassifications to the fiscal 2018 statement of cash flows to reclass unearned insurance and fee commissions from operating activities to investing activities.  In addition, debt origination costs were reclassed from operating activities to financing activities. Net loss and shareholders’ equity were not impacted.

The Company’s primary use of working capital for the fiscal year ended March 31, 2019 was funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Company’s line of credit.

On March 29, 2019, NF Funding I, a special purpose financing subsidiary of Nicholas Financial, entered into a senior secured credit facility (the “Credit Facility”) pursuant to a credit agreement with Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (the “Credit Agreement”). The Company’s prior line of credit was paid off in connection with this Credit Facility.

Pursuant to the Credit Agreement, the lenders agreed to extend to the  Company a line of credit of up to $175,000,000, which will be used to purchase Contracts from Nicholas Financial on a revolving basis pursuant to a related receivables purchase agreement between NF Funding I and Nicholas Financial (the “Receivables Purchase Agreement”). Under the terms of the Receivables Purchase Agreement, Nicholas Financial sells to NF Funding I the receivables under Contracts. Nicholas Financial continues to service the Contracts transferred to NF Funding I pursuant to a related servicing agreement (the “Servicing Agreement”).

The availability of funds under the Credit Facility is generally limited to 82.5% of the value of non-delinquent receivables, and outstanding advances under the Credit Facility will accrue interest at a rate of LIBOR plus 3.75%. The commitment period for advances under the Credit Facility is three years. At the end of the commitment period, the outstanding balance would be paid off over a four-year amortization period.

The Company will continue to depend on the availability the Credit Facility, together with cash from operations, to finance future operations. The availability of funds under the Credit Facility generally depends on availability calculations as defined in the Credit Agreement. In addition, the Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. See “Risk Factors—Our Credit Facility is subject to certain defaults and negative covenants.” If an event of default occurs under the Credit Facility, the Company’s lenders could increase the Company’s borrowing costs, restrict the Company’s ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility, or enforce their rights under guarantees.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2019.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,444	$2,032	$1,379	$33	$—
Line of credit	145,000	—	—	108,750	36,250
Interest on credit facility	50,550	10,107	20,213	18,958	1,272
Total	$198,994	$12,139	$21,592	$127,741	$37,522

The Company’s $175.0 million commitment period for advances under the Credit Facility matures March 31, 2022. At the end of the commitment period, the outstanding balance would be paid off over a four-year amortization period. The pricing of the Credit Facility is 375 basis points above 30-day LIBOR. The unused line fee on the Credit Facility is 0.50%.  Interest on outstanding borrowings under the Credit Facility as of March 31, 2019, is based on an effective interest rate of 6.97%. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

As of March 31, 2019, $145.0 million, or 100% of our total debt, was subject to floating interest rates. A hypothetical increase in the variable interest rates of 1% or 100 basis points would result in an annual pre-tax increase of interest expense of approximately $1.5 million.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nicholas Financial, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nicholas Financial, Inc. and subsidiaries (the Company) as of March 31, 2019, the related consolidated statements of loss, shareholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Raleigh, North Carolina

June 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Nicholas Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nicholas Financial, Inc. and Subsidiaries (the “Company”) as of March 31, 2018, the related consolidated statements of loss, shareholders’ equity, and cash flows for the year ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of their operations and their cash flows for the year ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We served as the Company’s auditor from 2003 to 2018.

Atlanta, Georgia

June 27, 2018

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31,
	2019	2018
Assets
Cash	$35,595	$2,626
Restricted cash	2,047	—
Finance receivables, net	202,042	266,573
Assets held for resale	1,924	2,117
Prepaid expenses and other assets	1,378	887
Income taxes receivable	1,654	1,505
Property and equipment, net	656	843
Deferred income taxes	7,124	6,289
Total assets	$252,420	$280,840
Liabilities and shareholders’ equity
Credit facility	$145,000	$165,750
Unamortized debt issuance costs	(2,381)	(19)
Net long-term debt	142,619	165,731
Drafts payable	1,312	1,672
Accounts payable and accrued expenses	3,604	5,000
Total liabilities	147,535	172,403

Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,624 and 12,609 shares issued respectively; 7,910 and 7,895 shares outstanding, respectively	34,660	34,564
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	140,684	144,332
Total shareholders’ equity	104,885	108,437
Total liabilities and shareholders’ equity	$252,420	$280,840

The following table represents the assets and liabilities of our consolidated variable interest entity as of March 31:

Assets	2019	2018
Restricted cash	$2,047	$—
Finance receivables, net	187,584	—
Total assets	$189,631	$—

Liabilities
Credit facility	$142,619	$—
Total liabilities	$142,619	$—

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Loss

(In thousands, except per share amounts)

	Fiscal Year ended March 31,
	2019	2018
Interest and fee income on finance receivables	$71,300	$83,917
Expenses:
Marketing	2,446	1,489
Salaries and employee benefits	18,998	19,868
Administrative	11,724	11,324
Provision for credit losses	32,836	37,450
Depreciation	380	469
Interest expense	9,504	10,137
Change in fair value of interest rate swap agreements	—	17
	75,888	80,754
Operating income (loss) before income taxes	(4,588)	3,163
Income tax expense (benefit)	(940)	4,261
Net loss	$(3,648)	$(1,098)
Loss per share:
Basic	$(.46)	$(.14)
Diluted	$(.46)	$(.14)

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2017	7,810	$33,889	$(70,459)	$145,430	$108,860
Net loss	—	—	—	(1,098)	(1,098)
Issuance of common stock under stock options	91	458	—	—	458
Forfeitures of restricted share awards	(6)	—	—	—	—
Share-based compensation	—	217	—	—	217
Balance at March 31, 2018	7,895	$34,564	$(70,459)	$144,332	$108,437
Net loss	—	—	—	(3,648)	(3,648)
Issuance of common stock under stock options	12	16	—	—	16
Grants of restricted share awards, net of forfeitures	3	—	—	—	—
Share-based compensation	—	80	—	—	80
Balance at March 31, 2019	7,910	$34,660	$(70,459)	$140,684	$104,885

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,648)	$(1,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	380	469
Gain on sale of property and equipment	(62)	(66)
Provision for credit losses	32,836	37,450
Amortization of dealer discounts	(10,641)	(11,488)
Amortization of commission for products	(1,797)	(1,656)
Deferred income taxes	(835)	2,216
Share-based compensation	80	217
Change in fair value of interest rate swap agreements	—	17
Changes in operating assets and liabilities:
Accrued interest receivable	(157)	469
Prepaid expenses and other assets	(110)	4
Accounts payable and accrued expenses	(1,686)	(932)
Decrease in assets held for resale	193	336
Income taxes receivable/payable	(149)	(786)
Net cash provided by operating activities	14,404	25,152
Cash flows from investing activities:
Purchase and origination of finance contracts	(85,240)	(117,217)
Principal payments received including recoveries	129,530	139,105
Purchase of property and equipment	(228)	(130)
Proceeds from sale of property and equipment	97	68
Net cash provided by investing activities	44,159	21,826
Cash flows from financing activities:
Net repayments on line of credit	(165,750)	(47,250)
Net proceeds from new credit facility	145,000	—
Decrease in drafts payable	(360)	(179)
Payment of debt origination costs	(2,453)	(236)
Proceeds from exercise of share awards	16	458
Net cash used in financing activities	(23,547)	(47,207)
Net increase (decrease) in cash	35,016	(229)
Cash and restricted cash, beginning of year	2,626	2,855
Cash and restricted cash, end of year	$37,642	$2,626

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	Fiscal Year ended March 31,
	2019	2018
Cash	$35,595	$2,626
Restricted cash	2,047	—
Total cash and restricted cash	$37,642	$2,626

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS historically was engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Nicholas Financial. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, NFI also offers direct consumer loans (“Direct Loans”) and sells consumer-finance related products. In addition, NF Funding I, LLC (“NF Funding I”), is a newly formed, wholly-owned, special purpose financing subsidiary of NFI.  All three companies are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company has one reportable segment, which is the consumer finance company.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Nicholas Financial – Canada and its wholly owned subsidiaries, NDS, NFI, and NF Funding I, collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated.

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

Restricted Cash

Restricted cash includes cash and cash equivalents for which the Company’s ability to withdraw funds is contractually limited.  The Company’s restricted cash consist of cash restricted for debt serving of the Company’s variable interest entity.

Finance Receivables

Finance receivables are recorded at cost, net of unearned dealer discounts, unearned insurance and commissions (see “Revenue Recognition”), and the allowance for credit losses (See Note 3).  Beginning in the fiscal year ended March 31, 2019, the Company ceased capitalizing compensation to the dealers. This change resulted in an increase in marketing expenses of approximately $1.0 million for the fiscal year ended March 31, 2019.

Allowance for Credit Losses

During the first quarter of the fiscal year ended March 31, 2019, the Company began using the trailing six-month net charge-off percentage, annualized, applied to ending finance receivables to calculate the allowance for credit losses.  Management believes a trailing six-month net charge-off percentage will more quickly reflect changes in the portfolio.  Using the prior method (discussed below), the allowance and provision expense for the first quarter of fiscal 2019 would have been approximately $151,000 lower.

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

Prior to the first quarter of fiscal 2019, the Company calculated the allowance for credit losses by reference to static pools, with each pool consisting of Contracts purchased during a three-month period for a given branch location, as management considered the Contracts in those pools to have similar risk characteristics. The Company analyzed each consolidated static pool at specific points in time to estimate losses that were likely to be incurred as of the reporting date. The Company maintained historical write-off information for over 10 years with respect to every consolidated static pool and segregated each static pool by liquidation, thereby creating snapshots or buckets of each pool’s historical write-off-to liquidation ratio at five different points in each pool’s liquidation cycle. These snapshots were then used to assist in determining the allowance for credit losses. The five snapshots were tracked at liquidation levels of 20%, 40%, 60%, 80%, and 100%.

Assets Held for Resale

Assets held for resale are stated at net realizable value and consist primarily of automobiles that have been repossessed by the Company and are awaiting final disposition. Most costs associated with repossession, transport, and auction preparation expenses are reported under operating expenses in the period in which they are incurred.

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

Automobiles	3 years
Equipment	5 years
Furniture and fixtures	7 years
Software	7 years
Leasehold improvements	Lesser of lease term or useful life (generally 6 - 7 years)

Drafts Payable

Drafts payable represent checks disbursed for loan purchases which have not yet been funded. Amounts generally clear within two business days of period end and then increase the Credit Facility or reduce cash.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no unrecognized tax positions as of March 31, 2019 or 2018.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions the Company is no longer subject to U.S. federal and state tax examinations for fiscal years prior to 2015.

The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. See Note 7 for details regarding the impact of TCJA enacted by the U.S. government on December 22, 2017.

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 61 days or more, or the collateral is repossessed, whichever is earlier. The Company reverses the accrual of interest income when the loan is contractually delinquent 61 days or more.

As of February  2019, Chapter 13 bankruptcy accounts are charged-off at the time the accounts enters bankruptcy status.  Prior to February 2019, Chapter 13 bankruptcy accounts were accounted for under the cost-recovery method. Interest income on Chapter 13 bankruptcy accounts did not resume until all principal amounts were recovered (see Note 3).

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount, as a percent of the amount financed, associated with new volume for the fiscal years ended March 31, 2019 and 2018, was 8.2% and 7.4%, respectively.

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

Loss Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities.  Earnings (loss) per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Ordinarily, basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Ordinarily, diluted loss per share includes the dilutive effect of additional potential common shares from stock compensation awards. However, in the years where the Company experiences a  net loss, which existed for the years ended March 31, 2019 and 2018, respectively, net loss is not allocated to participating securities as their effect is antidilutive.  Loss per share has been computed based on the following weighted average number of common shares outstanding:

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2019	2018
Numerator:
Net loss per consolidated statements of loss	$(3,648)	$(1,098)
Less: Allocation of loss to participating securities	—	—
Net loss allocated to common stock	$(3,648)	$(1,098)
Basic loss per share computation:
Net loss allocated to common stock	$(3,648)	$(1,098)
Weighted average common shares outstanding, including shares considered participating securities	7,861	7,819
Less: Weighted average participating securities outstanding	—	—
Weighted average shares of common stock	7,861	7,819
Basic loss per share	$(0.46)	$(0.14)
Diluted loss per share computation:
Loss allocated to common stock	$(3,648)	$(1,098)
Undistributed earnings re-allocated to participating securities	—	—
Numerator for diluted loss per share	$(3,648)	$(1,098)
Weighted average common shares outstanding for basic loss per share	7,861	7,819
Incremental shares from stock options	—	—
Weighted average shares and dilutive potential common shares	7,861	7,819
Diluted loss per share	$(0.46)	$(0.14)

Diluted loss per share does not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 68,600 and 124,000 stock options were not included in the computation of diluted loss per share for the years ended March 31, 2019 and 2018 respectively, because their effect would have been anti-dilutive.

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

Fair Value Measurements

The Company measures specific assets and liabilities at fair value, which is an exit price, representing the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. When applicable, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability under a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs about which little or no market data exists, therefore requiring an entity to develop its own assumptions (see Note 6).

Financial Instruments and Concentrations

The Company’s financial instruments consist of cash, finance receivables (accrued interest receivable is a part of finance receivables), and a Credit Facility. Financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash.

As of March 31, 2019, the Company operated in 15 states through 53 branch locations. Of the finance receivables total as of March 31, 2019, Florida represented 28%, Ohio represented 14%, Georgia represented 10%, North Carolina represented 8%, and Indiana represented 5%. Of the remaining states, no one state represented more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

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

Variable Interest Entity

In March 2019, the Company entered into a new senior secured credit facility collateralized by customer financed receivables by transferring the receivables into a bankruptcy-remote variable interest entity (VIE).  Under the terms of the transaction, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. The Company retained the servicing of the portfolio and receives a monthly fee of 2.5% (annualized) based on the outstanding balance of the financed receivables, and the Company currently holds all of the residual equity. In addition, the Company, rather than the VIE, will retain certain credit insurance income together with certain recoveries related to credit insurance and on charge-offs of the financed receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as the Company consolidates the VIE.

The Company consolidated the VIE’s when the Company determines that it is the primary beneficiary, the Company has the power to direct the activities that most significantly impact the performance of the VIE and it has the obligation to absorb losses and has the right to receive residual returns is significant.

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2019 and 2018 was approximately $44 thousand and $2.8 million respectively. Cash paid for interest, including debt origination costs for the years ended March 31, 2019 and 2018 was approximately $11.6 and $10.1 million, respectively.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current presentation.  Such reclassifications had no impact on previously reported net loss or shareholders’ equity.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). The guidance clarifies the definition of a business, which assists entities when evaluating whether transactions should be accounted for as acquisitions of businesses or assets. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance on April 1, 2018 and the adoption of this guidance did not have a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued the Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payment. The new guidance focuses on making the Statement of Cash Flows more uniform for companies. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance on April 1, 2018 and did not have a material impact on its Consolidated Financial Statements.

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

In June 2016, the FASB issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, the Company believes the adoption of this ASU will likely have a material effect and is expected to increase the overall allowance for credit losses.

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

The Company purchases individual Contracts from used and new automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given Contract once the assignment of that Contract is complete. The dealer has no vested interest in the performance of any Contract the Company purchases. Beginning February 2019, the Company charges-off receivables when an individual account becomes 121 days contractually delinquent or is in Chapter 13 bankruptcy. In the event of repossession, the charge-off will occur in the month in which the vehicle was repossessed. Prior to February 2019, an individual account was charged-off at 181 days contractually delinquent.

Contracts and Direct Loans included in finance receivables are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2019	2018
Finance receivables	$228,994	$301,065
Accrued interest receivable	2,889	2,732
Unearned dealer discounts	(10,083)	(13,655)
Unearned insurance and fee commissions	(2,826)	(3,303)
Finance receivables, net of unearned	218,974	286,839
Allowance for credit losses	(16,932)	(20,266)
Finance receivables, net	$202,042	$266,573

Contracts

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of March 31, 2019, the average model year of vehicles collateralizing the portfolio was a 2010 vehicle. The terms of the Contracts range from 12 to 60 months and bear an average contractual interest rate of 22.7% and 22.6% as of March 31, 2019 and 2018, respectively.

Direct Loans

Direct Loans are typically for amounts ranging from $1,000 to $15,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of March 31, 2019, loans made by the Company pursuant to its Direct Loan program constituted approximately 3% of the aggregate principal amount of the Company’s loan portfolio. The terms of the Direct Loans range from 12 to72 months and bear an average contractual interest rate of 26.0% and 26.1% as of March 31, 2019 and 2018, respectively.

Allowance for Credit Losses

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

Prior to June 30, 2018, the Company calculated the allowance for credit losses by reference to static pools, which each pool consisted of Contracts purchased during a three-month period for each branch location as management considers these pools to have similar risk characteristics and were considered smaller-balance homogenous loans. The Company analyzed each consolidated static pool at specific points in time to estimate losses that were probable of being incurred as of the reporting date. The Company maintained historical write-off information for over 10 years with respect to every consolidated static pool and segregated such static pool by liquidation, thereby creating snapshots or buckets of each pool’s historical write-off-to liquidation ratio at five different points in each vintage pool’s liquidation cycle. These snapshots were then used to assist in determining the allowance for credit losses. The five snapshots were tracked at liquidation levels of 20%, 40%, 60%, 80%, and 100%.

The following presents the activity in our allowance for credit losses:

	For the year ended March 31, 2019
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$19,433	$833	$20,266
Provision for credit losses	32,715	121	32,836
Charge-offs	(37,514)	(638)	(38,152)
Recoveries	1,941	41	1,982
Balance at end of year	$16,575	$357	$16,932

	For the year ended March 31, 2018
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$16,885	$773	$17,658
Provision for credit losses	36,890	560	37,450
Charge-offs	(36,183)	(536)	(36,719)
Recoveries	1,841	36	1,877
Balance at end of year	$19,433	$833	$20,266

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

A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account, and the accrual of interest income is suspended. As of February 2019, the Company  changed the charge-off policy from 181 days contractually delinquent to 121 days contractually delinquent. This change aligned the Company’s charge-off policy with practices within the subprime auto financing segment. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details. Also, as of February 2019, upon notification of a Chapter 13 bankruptcy, an account is charged-off. The Company recorded a $4.9 million increase to the provision for credit losses, resulting from this change.

In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The following table is an assessment of the credit quality by creditworthiness as of March 31:

	(In thousands)
	2019			2018
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$213,542	$7,889	$221,431	$279,688	$7,528	$287,216
Non-performing accounts	7,453	110	7,563	9,503	217	9,720
Total	220,995	7,999	228,994	289,191	7,745	296,936
Chapter 13 bankruptcy	—	—	—	4,073	56	4,129
Finance receivables	$220,995	$7,999	$228,994	$293,264	$7,801	$301,065

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding any Chapter 13 bankruptcy accounts:

	(In thousands)
Contracts	Balance Outstanding	30 – 59 days	60 –89 days	90-119 days	120+ days	Total
March 31, 2019	$220,995	$14,897	$5,155	$2,288	$10	$22,350
		6.74%	2.33%	1.04%	0.00%	10.11%
March 31, 2018	$289,191	$15,828	$5,711	$2,124	$1,668	$25,331
		5.47%	1.97%	0.73%	0.58%	8.76%

Direct Loans	Balance Outstanding	30 – 59 days	60 –89 days	90-119 days	120+ days	Total
March 31, 2019	$7,999	$197	$79	$31	—	$307
		2.46%	0.99%	0.39%	0.00%	3.84%
March 31, 2018	$7,745	$189	$77	$62	$78	$406
		2.44%	0.99%	0.80%	1.01%	5.24%

4. Property and Equipment

Property and equipment as of March 31, 2019 and 2018 is summarized as follows:

	(In thousands)
	Cost	Accumulated Depreciation	Net Book Value
2019
Automobiles	$488	$415	$73
Software	127	3	124
Equipment	1,535	1,263	272
Furniture and fixtures	535	465	70
Leasehold improvements	1,187	1,070	117
	$3,872	$3,216	$656
2018
Automobiles	$646	$468	$178
Equipment	1,496	1,071	425
Furniture and fixtures	546	457	89
Leasehold improvements	1,207	1,056	151
	$3,895	$3,052	$843

5. Credit Facility

Senior Secured Credit Facility

On March 29, 2019, NF Funding I, a newly-formed, wholly-owned, special purpose financing subsidiary of NFI entered into a senior secured credit facility (the “Credit Facility”) pursuant to a credit agreement with Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (the “Credit Agreement”). The Company’s prior credit facility was paid off in connection with this Credit Facility.

Pursuant to the Credit Agreement, the lenders have agreed to extend to the NF Funding I a line of credit of up to $175,000,000, which will be used to purchase motor vehicle retail installment sale contracts from NFI on a revolving basis pursuant to a related receivables purchase agreement between NF Funding I  and NFI (the “Receivables Purchase Agreement”). Under the terms of the Receivables Purchase Agreement, NFI will sell to NF Funding I the receivables under the installment sale contracts. NFI will continue to service the motor vehicle retail installment sale contracts transferred to NF Funding I  pursuant to a related servicing agreement (the “Servicing Agreement”).

The availability of funds under the Credit Facility is generally limited to 82.5% of the value of non-delinquent receivables, and outstanding advances under the Credit Facility will accrue interest at a rate of LIBOR plus 3.75%. The commitment period for advances under the Credit Facility is three years. At the end of the commitment period, the outstanding balance would be paid off over a four-year amortization period.

In connection with the Credit Facility, NFI has guaranteed the NF Funding I ’s obligations under the Credit Agreement up to 10% of the highest aggregate principal amount outstanding under the Credit Agreement at any time pursuant to the Limited Guaranty. The Company is also obligated to cover any losses of the lender parties resulting from certain “bad acts” of the Company or its subsidiaries, such as fraud, misappropriation of funds or unpermitted disposition of the assets.

Pursuant to a related security agreement (the “Security Agreement”), NF Funding I  granted a security interest in substantially all of its assets as collateral for its obligations under the Credit Facility. In addition, NFI pledged the equity interests of NF Funding I  as additional collateral.

The Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. If an event of default occurs, the lenders could increase borrowing costs, restrict the NF Funding I ’s ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Credit Facility or enforce their rights under the Company’s guarantees.

Once sold to the NF Funding I , the assets described above will be separate and distinct from the Company’s own assets and will not be available to its creditors should the Company become insolvent, although they will be presented on a consolidated basis on the Company’s balance sheet.

Future maturities of debt as of March 31, 2019 are as follows:

(in thousands)
Year Ended March 31,
2020	$—
2021	—
2022	—
2023	36,250
2024	36,250
Thereafter	72,500
$145,000

Line of Credit

Prior to March 29, 2019, the Company utilized a line of credit facility (the “Line of Credit”) ranging from $140 million to $225 million during fiscal years 2019 and 2018.  On March 29, 2019 the Company paid-off in full the Line of Credit in connection with the new Credit Facility.  Pledged as collateral for this Line of Credit were all the assets of the Company.

The credit agreement required compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. The Company’s operating results over the past two years provide indicators that the Company may not be able to continue to comply with certain of the required financial ratios, covenants and financial tests prior to the maturity date of the Line of Credit in the absence of an amendment to the corresponding credit agreement or waiver. On November 2, 2018, the Company entered into a Waiver and Amendment No. 9 (“Amendment No. 9”) to the Second Amended and Restated Loan and Security Agreement governing the Line of Credit. Among other things, Amendment No. 9 waived compliance with the minimum interest coverage ratio and minimum loss reserve requirements for the measurement period ending August 31, 2018. On February 12, 2019, the Company entered into a Waiver and Amendment No. 10 (Amendment No. 10) to the Second Amended and Restated Loan and Security Agreement. Among other things, Amendment No. 10:

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

On March 30, 2018, a one-year renewal was executed extending the maturity date to March 30, 2019 and reducing the line of credit facility to $200 million. The pricing of the Line of Credit remained at 400 basis points above 30-day LIBOR, with a 1% floor on LIBOR and the beneficial ownership limit remained at 30%. On November 8, 2017, the Company executed amendment 7 to this existing Line of Credit which extended the maturity date to March 31, 2018 and increased the pricing of the Line of Credit to 400 basis points above 30-day LIBOR, while maintaining the 1% floor on LIBOR. The amendment also increased the beneficial ownership limit from 20% to 30% and revised the calculation of availability and the minimum interest coverage ratio. The threshold for the minimum interest coverage ratio was lowered for the period ending December 31, 2017.

6. Fair Value Disclosures

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash and restricted cash, finance receivables, repossessed assets, and the Credit Facility. For the cash and the credit facility, the carrying value approximates fair value.

Finance receivables, net, approximates fair value based on the price paid to acquire Contracts.  The price reflects competitive market interest rates and purchase discounts for the Company’s chosen credit grade in the economic environment.  This market is highly liquid as the Company acquires individual loans on a daily basis from dealers.

The initial terms of the Contracts generally range from 12 to72 months.  Beginning in December 2017, the maximum initial term of a Contract was reduced to 60 months.  The initial terms of the Direct Loans generally range from 12 to 60 months.  If liquidated outside of the normal course of business, the amount received may not be the carrying value.

Repossessed assets are valued at the lower of the finance receivable balance prior to repossession or the estimated net realizable value of the repossessed asset.  The Company estimates the net realizable value using the projected cash value upon liquidation plus insurance claims outstanding, if any.

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of March 31, 2019 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using (In thousands)			Fair	Carrying
Description	Level 1	Level 2	Level 3	Value	Value
Cash and restricted cash:
March 31, 2019	$37,642	$—	$—	$37,642	$37,642
March 31, 2018	$2,626	$—	$—	$2,626	$2,626
Finance receivables:
March 31, 2019	$—	$—	$202,042	$202,042	$202,042
March 31, 2018	$—	$—	$267,101	$267,101	$266,573
Repossessed assets:
March 31, 2019	$—	$—	$1,924	$1,924	$1,924
March 31, 2018	$—	$—	$2,117	$2,117	$2,117
Credit facility:
March 31, 2019	$—	$145,000	$—	$145,000	$145,000
March 31, 2018	$—	$165,750	$—	$165,750	$165,750

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as a Level 3.

7. Income Taxes

The U.S. Tax Cuts and Jobs Act (“TCJA") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. TCJA  includes a broad range of tax reform including changes to tax rates and deductions that were effective January 1, 2018. The decrease in the enacted corporate tax rate to be applied when the temporary differences are realized or settled ultimately resulted in a one-time revaluation of the net deferred tax asset of $3.1 million with a corresponding charge to income tax expense. The effects of TCJA increased income tax expense to a level that reduced net income to a net loss for the twelve months ended March 31, 2018.

The provision for income taxes (income tax benefits) consists of the following for the years ended March 31:

	(In thousands)
	2019	2018
Current:
Federal	$(39)	$1,705
State	(66)	340
Total current	(105)	2,045
Deferred:
Federal	(844)	1,847
State	9	369
Total deferred	(835)	2,216
Income tax expense (benefit)	$(940)	$4,261

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	(In thousands)
Deferred Tax Assets	2019	2018
Allowance for credit losses not currently deductible for tax purposes	$4,431	$5,811
Share-based compensation	276	266
Federal and state net operating loss carryforwards	2,293	—
Other items	201	212
Total deferred tax assets	7,201	6,289

Deferred tax liabilities
Other items	77	—
Total deferred tax liabilities	77	—
Deferred income taxes	$7,124	$6,289

The provision (benefit) for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	2019	2018
Provision (benefit) for income taxes at Federal statutory rate	$(845)	$976
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	(206)	491
Tax Reform – Rate Change	160	3,127
Other	(49)	(333)
Income tax expense (benefit)	$(940)	$4,261

The Company’s effective tax rate decreased to 20.5% in fiscal 2019 from 134.7% in fiscal 2018, resulting from TCJA.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  A significant piece of objective positive evidence evaluated was the cumulative pre-tax over the three-year period ended March 31, 2019.

On the basis of this evaluation, as of March 31, 2019, a valuation allowance was not required.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced.

The Company has U.S. federal, state, and municipal income tax net operating loss carryforwards of $1.9 million and $0.4 million. The U.S. federal net operating loss carryforward and a portion of the state net operating loss carryforwards will not expire. The remaining state net operating loss carryforwards will begin to expire as of March 31, 2020.

The Company considers the earnings of the Company’s U.S. subsidiaries to be indefinitely invested outside Canada on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings.  The Company has not recorded a deferred tax liability related to the Canadian income taxes and U.S. withholding taxes on approximately $3.6 million of undistributed earnings of the U.S. subsidiaries indefinitely invested outside Canada.  If the Company decided to repatriate the U.S. earnings, it would need to adjust its income tax provision in the period the Company determined that the earnings will no longer be indefinitely invested outside of Canada.

8. Share-Based Payments

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

The Company did not grant any options during the years ended March 31, 2019 or 2018.

A summary of option activity under the Equity Plans as of March 31, 2019, and changes during the year are presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2018	151	$11.25
Granted	—	—
Exercised	(12)	1.33
Forfeited	(67)	12.78
Outstanding at March 31, 2019	72	$10.71	4.10	$51
Exercisable at March 31, 2019	67	$10.64	3.96	$51

The total intrinsic value of options exercised during the years ended March 31, 2019 and 2018 was approximately $98,000 and $343,000, respectively.

During the fiscal year ended March 31, 2019, approximately 12,000 options were exercised at exercise prices ranging from $0.77 to $4.18 per share.  During the same period, approximately 67,000 options were forfeited at exercise prices ranging from $10.87 to $14.36 per share.

During the fiscal year ended March 31, 2018, approximately 91,000 options were exercised at exercise prices ranging from $3.50 to $8.44 per share. During the same period, approximately 91,000 options were forfeited at exercise prices ranging from $8.21 to $14.36 per share.

Cash received from options exercised during the fiscal years ended March 31, 2019 and 2018 totaled approximately $16,000 and $458,000, respectively. As of March 31, 2019, there was approximately $10,000 of total unrecognized compensation cost related to options granted. That remaining cost is expected to be recognized over the next  year.

A summary of the status of the Company’s non-vested restricted shares under the Equity Plan as of March 31, 2019, and changes during the year then ended is presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2018	77	$11.25
Granted	28	10.79
Vested	(35)	12.27
Forfeited	(25)	10.63
Non-vested at March 31, 2019	45	$10.51	1.96	$404

The Company awarded approximately 28,000 restricted shares during the fiscal year ended March 31, 2019. There are no performance shares included within the 28,000 restricted shares granted that resulted from the Company meeting a performance threshold. During the same period there were approximately 25,000 restricted shares forfeited.  With the adoption of ASU 2016-09 on January 1, 2017, the Company no longer reduces stock-based compensation by estimated forfeitures. Instead the Company accounts for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

As of March 31, 2019, there was approximately $321,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.96 years.

9. Employee Benefit Plan

The Company has a 401(k)-retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company did not make a discretionary matching employee contribution. The Board will re-evaluate the Company’s matching policy for plan year 2019 later in the year.

10. Commitments and Contingencies

The Company leases corporate and branch offices under operating lease agreements which provide for annual minimum rental payments as follows:

Fiscal Year Ending March 31	(In thousands)
2020	$2,032
2021	1,026
2022	353
2023	33
2024	—
$3,444

Rent expense for the fiscal years ended March 31, 2019 and 2018 was approximately $2.6 million and $2.3 million,  respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

11. Variable Interest Entity

In March 2019, the Company entered into a new senior secured credit facility collateralized by customer financed receivables by transferring the receivables into a bankruptcy-remote variable interest entity (VIE).  Under the terms of the transaction, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. The Company retained the servicing of the portfolio and receives a monthly fee of 2.5% (annualized) based on the outstanding balance of the financed receivables, and the Company currently holds all of the residual equity. In addition, the Company, rather than the VIE, will retain certain credit insurance income together with certain recoveries related to credit insurance and on charge-offs of the financed receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as the Company consolidates the VIE.

The Company consolidated the VIE’s when the Company determines that it is the primary beneficiary, the Company has the power to direct the activities that most significantly impact the performance of the VIE and it has the obligation to absorb losses and has the right to receive residual returns is significant.  The Company determined it is the primary beneficiary of the VIE.

The assets of the VIE serve as collateral for the obligations of the VIE.  The lender has no recourse to assets outside of the VIE.

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE will remain distinct from the Company):

	2019	2018
Assets
Restricted cash	$2,047	$—
Finance receivables, net	187,584	—
Total assets	$189,631	$—
Liabilities
Credit facility	$142,619	—
Total liabilities	$142,619	$—

12. Subsequent Event

On April 30, 2019, the Company paid $21.0 million to acquire substantially all of the assets of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”).  Metrolina provided automobile financing to consumers by direct loans and through purchases of retail installment sales contracts originated by automobile dealers in the states of North Carolina and South Carolina.  At the time of this filing, it is impracticable for the Company to disclose the information required by paragraph ASC 805-10-50-2, as the Company is in process of evaluating the transaction.

13. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2019 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$18,759	$19,404	$16,740	$16,397
Interest expense	2,540	2,386	2,303	2,275
Provision for credit losses	5,426	8,374	7,871	11,165
Non-interest expense	8,801	7,966	7,847	8,934
Operating income (loss) before income taxes	1,992	678	(1,281)	(5,977)
Income tax expense (benefit)	572	96	(376)	(1,232)
Net income (loss)	$1,420	$582	$(905)	$(4,745)
Earnings (loss) per share:
Basic	$0.18	$0.07	$(0.12)	$(0.60)
Diluted	$0.18	$0.07	$(0.12)	$(0.60)

	Fiscal Year ended March 31, 2018 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$22,198	$21,338	$20,526	$19,855
Interest expense	2,455	2,443	2,585	2,654
Provision for credit losses	9,752	10,146	8,989	8,563
Non-interest expense	8,679	8,185	8,138	8,165
Operating income before income taxes	1,312	564	814	473
Income tax expense (benefit)	500	220	3,712	(171)
Net income (loss)	$812	$344	$(2,898)	$644
Earnings (loss) per share:
Basic	$0.10	$0.04	$(0.37)	$0.08
Diluted	$0.10	$0.04	$(0.37)	$0.08

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 2, 2018 (the “Effective Time”), the Audit Committee (the “Committee”) of the Board of Directors of Nicholas Financial, Inc. (the “Company”) approved the engagement of RSM US LLP (“RSM”) as the Company’s new independent registered public accounting firm for the fiscal year ending March 31, 2019, and dismissed Dixon Hughes Goodman LLP (“DHG LLP”) as the Company’s independent registered public accounting firm.

The audit reports of DHG LLP on the Company’s consolidated financial statements for the fiscal year ended March 31, 2018 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal year ended March 31, 2018, and in the subsequent interim period preceding the Effective Time, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the Company’s fiscal year ended March 31, 2018, and in the subsequent interim period preceding the Effective Time, neither the Company nor anyone acting on its behalf consulted with RSM with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that RSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company had no disagreements on accounting or financial disclosure matters with its independent registered public accountants to report under this Item 9.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019.  Notwithstanding the material weakness described in Management’s Report on Internal Control over Financial Reporting below, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2019 as a result of a material weakness.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, management identified the following internal control deficiencies that are considered to be material weaknesses:

1)	Management Turnover

The Company  experienced significant management turnover in the year ended March 31, 2018, and during fiscal year 2019.  The turnover included the Chief Executive Officer, the Chief Financial Officer, and the Controller, which all have significant roles in the structure of the Company’s internal control over financial reporting.  In addition to this, the Company hired an Assistant Controller during fiscal 2019, which has a significant impact on the day-to-day operation of the accounting function. With the implementation of new management, there was an acclimation period, in which management had to familiarize themselves with the systems and processes of the Company.  The new management team implemented certain policies and procedures that changed the way the Company was previously operating, particularly surrounding the loans receivable portfolio, and the underwriting standards, by tightening the underwriting standards and lessening payment deferrals.  These policy and procedure changes changed the design of the internal controls, and some of the previous controls were no longer applicable to the Company.

On February 1, 2019, the new management team implemented a conversion of the Company’s in-house loan operating system to a third-party loan operating system.  The new loan system has improved internal controls since it’s serviced by a third-party and not managed in-house.

Due to the turnover and system conversion, the Company was unable to maintain consistent internal control processes, testing and documentation at a level necessary to enable management to assess the effectiveness of internal control over financial reporting as of March 31, 2019.

2)	Lack of Segregation of Duties

Due to the limited number of employees with accounting experience at the Company, many of the schedules prepared, including schedules surrounding critical accounting areas, were performed without proper review, therefore, segregation of duties did not exist at the Company.

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

Remedial Actions

The Company has taken the following remedial actions to address the material weakness:

•	The Company is in the process of ensuring the mapping between the loan operating system and the financial reporting system are correct.
•

With the arrival of the permanent Chief Financial Officer, the Company will undergo a review of its internal control policies and procedures, and make changes if deemed necessary, to ensure items noted in the  above Management’s Report on Internal Control over Financial Reporting are in place and operating as intended.

•	Hired an additional Assistant Controller in the first quarter of fiscal 2020.

Management believes the foregoing efforts will effectively remediate the material weakness.  As management continues to evaluate and work to improve internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify or supplement the remediation plan described above.  Management cannot assure you, however, when the Company will remediate such weakness, nor can management be certain of whether additional actions will be required or the costs of any such actions.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as identified in Management’s Report on Internal Control over Financial Reporting above.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The relevant information to be set forth in the definitive Proxy Statement and Information Circular for the 2019 Annual General Meeting of Shareholders of the Company (the “Proxy Statement”), is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2019, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except exercise price)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	72	$10.71	662
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None
TOTAL	72	$10.71	662

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

10.7	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement, dated June 20, 2017, among Nicholas Financial, Inc., Bank of America, N.A., and each of the Lenders party thereto (10)

10.8	Waiver and Amendment No. 7 to Second Amended and Restated Loan and Security Agreement, dated November 8, 2017, among Nicholas Financial, Inc., Bank of America, N.A., and the Lenders party thereto (11)

10.9	Waiver and Amendment No. 8 to Second Amended and Restated Loan and Security Agreement, dated March 30, 2018, among Nicholas Financial Inc., Bank of America, N.A., and the Lenders thereto (12)

10.10

Waiver and Amendment No. 9 to Second Amended and Restated Loan and Security Agreement, dated November  2, 2018, among Nicholas Financial, Inc., Bank of America, N.A., and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November  6, 2018 (13)

10.11

Waiver and Amendment No.  10 to Second Amended and Restated Loan and Security Agreement, dated February 12, 2019, among Nicholas Financial, Inc., Bank of America, N.A., and the Lenders party thereto incorporated in this filing. (14)

10.12	Credit Agreement dated as of March 29, 2019 by and among NF Funding I, LLC, Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (15)

10.13	Receivables Purchase Agreement dated as of March 29, 2019 by and between NF Funding I, LLC and Nicholas Financial, Inc. (16)

10.14	Servicing Agreement dated as of March 29, 2019 by and between NF Funding I, LLC and Nicholas Financial, Inc. (17)

10.15	Limited Guaranty dated as of March 29, 2019 by Nicholas Financial, Inc. in favor of Ares Agent Services, L.P., as administrative agent and collateral agent (18)

10.16	Security Agreement dated as of March 29, 2019 by and between NF Funding I, LLC, Ares Agent Services, L.P., as collateral agent (19)

10.17	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc. (20)

10.18	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (21)

10.19	Letter Agreement, dated June 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (22)

10.20	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (23)*

10.21	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award (24)*

10.22	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award (25)*

10.23	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Performance Share Award (26)*

10.24

Employment Agreement between the Company and Douglas W. Marohn, dated as of December  5, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k filed on December 6, 2018) (27)*

10.25

Employment Agreement between the Company and Kelly M. Malson, dated as of December  5, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-k filed on December 6, 2018) (28)*

10.26	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (29)

21	Subsidiaries of Nicholas Financial, Inc. (30)

23.1	Consent of RSM, LLP

23.2	Consent of Dixon Hughes Goodman LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
(1)

Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).

(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2009, as filed with the SEC on March 23, 2010.
(5)	Incorporated by reference to Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, as filed with the SEC on November 9, 2011.
(6)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 14, 2014, as filed with the SEC on November 18, 2014.
(8)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, as filed with the SEC on February 9, 2015.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated January 11, 2017, as filed with the SEC on January 11, 2017.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 1, 2017, as filed with the SEC on August 1, 2017.
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, as filed with the SEC on November 9, 2017.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 4, 2018, as filed with the SEC on April 4, 2018.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2018, as filed with the SEC on November 14, 2018.
(14)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2018, as filed with the SEC on February 14, 2019.
(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(16)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(17)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(18)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(19)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(20)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-2 (Reg. No. 333-113215), as filed with the SEC on April 7, 2004
(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(23)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders, as filed with the SEC on July 6, 2015.

(24)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(25)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(26)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 5, 2018, as filed with the SEC on December 6, 2018.
(28)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated December 5, 2018, as filed with the SEC on December 6, 2018.
(29)	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on June 14, 2017
(30)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 28, 2019	By:	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Douglas Marohn, his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Marohn	President, Chief Executive Officer, and Director	June 28, 2019
Douglas Marohn

/s/ Kelly M. Malson	Chief Financial Officer (Principal Accounting Officer)	June 28, 2019
Kelly M. Malson

/s/ Jeffrey C. Royal	Chairman of the Board of Directors	June 28, 2019
Jeffrey C. Royal

/s/ Robin Hastings	Director	June 28, 2019
Robin Hastings

/s/ Adam K. Peterson	Director	June 28, 2019
Adam K. Peterson

/s/ Jeremy Q. Zhu	Director	June 28, 2019
Jeremy Q. Zhu