Form 10-Q
period 2019-06-30
NICHOLAS FINANCIAL INC
filed 2019-08-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                      .

Commission file number: 0-26680

NICHOLAS FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	59-2506879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2454 McMullen Booth Road, Building C
Clearwater, Florida	33759
(Address of Principal Executive Offices)	(Zip Code)

(727) 726-0763

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NICK	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2019, approximately 12.6 million shares, no par value, of the Registrant were outstanding (of which 4.7 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.9 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30, 2019 (Unaudited)	March 31, 2019
Assets
Cash	$7,539	$35,595
Restricted cash	26,978	2,047
Finance receivables, net	209,426	202,042
Repossessed assets	2,025	1,924
Income taxes receivable	1,669	1,654
Prepaid expenses and other assets	3,831	1,378
Property and equipment, net	616	656
Intangibles	93	—
Goodwill	328	—
Deferred income taxes	6,918	7,124
Total assets	$259,423	$252,420
Liabilities and shareholders’ equity
Credit facility	$149,000	$145,000
Unamortized debt issuance costs	(2,897)	(2,381)
Net long-term debt	146,103	142,619
Drafts payable	1,475	1,312
Accounts payable and accrued expenses	6,335	3,604
Total liabilities	153,913	147,535
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,642 and 12,624 shares issued, respectively; and 7,928 and 7,910 shares outstanding, respectively	34,694	34,660
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	141,275	140,684
Total shareholders’ equity	105,510	104,885
Total liabilities and shareholders’ equity	$259,423	$252,420

The following table represents the assets and liabilities of our consolidated variable interest entity as of June:

	June 30, 2019 (Unaudited)	March 31, 2019
Assets
Restricted cash	$26,978	$2,047
Finance receivables, net	164,162	187,584
Repossessed assets	1,407	—
Total assets	$192,547	$189,631
Liabilities
Credit facility	$146,103	$142,619
Accounts payable and accrued expenses	779	—
Total liabilities	$146,882	$142,619

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,
	2019	2018
Interest and fee income on finance receivables	$16,641	$18,759
Expenses:
Marketing	411	367
Salaries and employee benefits	4,821	5,266
Administrative	3,638	3,065
Provision for credit losses	4,385	5,426
Amortization of intangibles	14	—
Depreciation	87	103
Interest expense	2,488	2,540
	15,844	16,767
Operating income before income taxes	797	1,992
Income tax expense	206	572
Net income	$591	$1,420
Earnings per share:
Basic	$0.07	$0.18
Diluted	$0.07	$0.18

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$591	$1,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87	103
Amortization of intangibles	14	—
Gain on sale of property and equipment	(7)	—
Provision for credit losses	4,385	5,426
Amortization of dealer discounts	(2,063)	(2,247)
Amortization of insurance and fee commissions	(1,047)	(538)
Accretion of purchase price discount	(404)	—
Deferred income taxes	206	323
Share-based compensation	34	60
Changes in operating assets and liabilities:
Accrued interest receivable	(269)	33
Increase in repossessed assets	(8)	(70)
Prepaid expenses and other assets	283	(69)
Accounts payable and accrued expenses	(535)	505
Income taxes receivable	(15)	249
Unearned insurance and fee commissions	111	(50)
Net cash provided by operating activities	1,363	5,145
Cash flows from investing activities
Purchase and origination of finance receivables	(21,110)	(22,173)
Principal payments received	33,110	32,785
Net assets acquired from branch acquisitions, primarily loans	(20,501)	—
Purchase of property and equipment	(14)	(15)
Proceeds from sale of property and equipment	7	—
Net cash (used in) provided by investing activities	(8,508)	10,597
Cash flows from financing activities
Repayments on credit facility	(8,000)	(14,750)
Proceeds from the credit facility	12,000	—
Change in drafts payable	163	1,492
Payment of loan origination fees	(143)	(200)
Proceeds from exercise of stock options	—	71
Net cash provided by (used in) financing activities	4,020	(13,387)
Net (decrease) increase in cash	(3,125)	2,355
Cash, beginning of period	37,642	2,626
Cash, end of period	$34,517	$4,981

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying consolidated balance sheet as of March 31, 2019, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries, (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the Securities and Exchange Commission on June 28, 2019. The March 31, 2019 consolidated balance sheet included herein has been derived from the March 31, 2019 audited consolidated balance sheet included in the aforementioned Form 10-K.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on finance receivables and fair value of the assets and liabilities for business combination.

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

As of February  2019, Chapter 13 bankruptcy accounts are charged-off at the time the bankruptcy status is confirmed on the account.   Chapter 13 bankruptcy accounts, for which the corresponding bankruptcy plan has not been confirmed by the relevant court as of June 30, 2019 are accounted for under the cost-recovery method. Interest income on Chapter 13 bankruptcy accounts does not resume until all principal amounts are recovered (see Note 4).

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three-months ended June 30, 2019 and 2018 was 8.28% and 8.32%, respectively, in relation to the total amount financed.

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

	Three months ended June 30, (In thousands, except per share amounts)
	2019	2018
Numerator:
Net income	$591	$1,420
Less: Allocation of earnings to participating securities	(4)	(11)
Net income allocated to common stock	$587	$1,409
Basic earnings per share computation:
Net income allocated to common stock	$587	$1,409
Weighted average common shares outstanding, including shares considered participating securities	7,973	7,890
Less: Weighted average participating securities outstanding	(52)	(71)
Weighted average shares of common stock	7,921	7,819
Basic earnings per share	$0.07	$0.18
Diluted earnings per share computation:
Net income allocated to common stock	$587	$1,409
Undistributed earnings re-allocated to participating securities	—	—
Numerator for diluted earnings per share	$587	$1,409
Weighted average common shares outstanding for basic earnings per share	7,921	7,819
Incremental shares from stock options	1	11
Weighted average shares and dilutive potential common shares	7,922	7,830
Diluted earnings per share	$0.07	$0.18

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three-months ended June 30, 2019 and 2018, potential shares of common stock from stock options totaling 60,600 and 116,100, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	June 30, 2019	March 31, 2019	June 30, 2018
Finance receivables	$235,931	$228,994	$286,391
Accrued interest receivable	3,158	2,889	2,609
Unearned dealer discounts	(9,533)	(10,083)	(13,345)
Unearned insurance and fee commissions	(2,715)	(2,826)	(3,253)
Finance receivables, net of unearned	226,841	218,974	272,402
Purchase price discount	(1,303)	—	—
Allowance for credit losses	(16,112)	(16,932)	(19,065)
Finance receivables, net	$209,426	$202,042	$253,337

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of June 30,
Contract Portfolio	2019	2018
Average APR	22.63%	22.38%
Average discount	7.65%	7.44%
Average term (months)	52	54
Number of active contracts	28,631	32,069

	As of June 30,
Direct Loan Portfolio	2019	2018
Average APR	26.24%	25.16%
Average term (months)	27	28
Number of active contracts	2,763	2,498

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of June 30, 2019, the average model year of vehicles collateralizing the portfolio was a 2010 vehicle.

Direct Loans are typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of June 30, 2019, loans made by the Company pursuant to its Direct Loan program constituted approximately 3.7% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by current economic conditions and credit loss trends over several reporting periods which are utilized in estimating future losses and overall portfolio performance.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three-months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$16,575	$357	$16,932
Provision for credit losses	3,980	405	4,385
Charge-offs	(6,811)	(157)	(6,968)
Recoveries	1,750	13	1,763
Balance at June 30, 2019	$15,494	$618	$16,112

	Three months ended June 30, 2018
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$19,433	$833	$20,266
Provision for credit losses	5,227	199	5,426
Charge-offs	(7,049)	(90)	(7,139)
Recoveries	505	7	512
Balance at June 30, 2018	$18,116	$949	$19,065

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

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	June 30, 2019			June 30, 2018
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$219,772	$8,549	$228,321	$265,267	$7,292	$272,559
Non-performing accounts	6,939	149	7,088	10,719	224	10,943
Total	226,711	8,698	235,409	275,986	7,516	283,502
Chapter 13 bankruptcy accounts	519	3	522	3,486	57	3,543
Finance receivables	$227,230	$8,701	$235,931	$279,472	$7,573	$287,045

A performing account is defined as an account that is less than 61 days past due. The Company defines an automobile contract as delinquent when more than 10% of a payment contractually due by a certain date has not been paid by the immediately following due date, which date may have been extended within limits specified in the servicing agreements or as a result of a deferral. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable.

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

A non-performing account is defined as an account that is contractually delinquent for over 60 days or is a Chapter 13 bankruptcy account for which the corresponding bankruptcy plan has not been confirmed by the relevant court. Once the account is deemed non-performing, the accrual of interest income is suspended. As of February 2019, the Company  changed the charge-off policy from 181 days contractually delinquent to 121 days contractually delinquent. Also, as of February 2019, once Chapter 13 bankruptcy plans are confirmed by the relevant court, the corresponding accounts are charged-off.

In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The Company does consider Chapter 13 bankruptcy accounts, for which the corresponding bankruptcy plan has not been confirmed as of the period end, to be troubled debt restructurings, and included in the Company’s allowance for credit losses is a specific reserve of approximately $212,000 and $774,000 for these accounts as of June 30, 2019 and June 30, 2018, respectively.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	31 – 59 days	60 – 89 days	90 – 119 days	120+	Total
June 30, 2019	$226,711	$13,566	$5,302	$1,627	$10	$20,505
		5.98%	2.34%	0.72%	—	9.04%
June 30, 2018	$275,986	$16,645	$6,624	$2,377	$1,718	$27,364
		6.03%	2.40%	0.86%	0.62%	9.91%

	Direct Loans
	Balance Outstanding	31 – 59 days	60 – 89 days	90 – 119 days	120+	Total
June 30, 2019	$8,698	$228	$103	$46	$—	$377
		2.62%	1.18%	0.53%	—	4.33%
June 30, 2018	$7,516	$167	$82	$36	$106	$391
		2.22%	1.09%	0.48%	1.41%	5.20%

5. Goodwill and Intangibles

On April 30, 2019, the Company completed an acquisition of three branches from ML Credit, Inc. Two acquired branches are located in the state of North Carolina and one branch is located in South Carolina. Based on its evaluation of the agreement consistent with the framework described above, the Company accounted for the acquisition as a business combination. In conjunction with the acquisition, the Company allocated the purchase price, tangible assets, and intangible assets among the acquired branches based on the fair values of their respective acquired assets. As of June 30, 2019, the accounting related to this acquisition is preliminary. The final determination of the fair value of the customer lists and goodwill will be completed within the twelve-month measurement period from the date of the acquisition as required by FASB ASC Topic 805-10-25. The Company recorded the following goodwill and intangibles in its preliminary accounting for this acquisition.

As of
June 30, 2019
Acquisitions:
Number of branches acquired through business combinations	3
Purchase price	$20,501
Tangible assets:
Finance receivable, net	20,097
Other assets	124
Assumed liabilities	(155)
Total net tangible assets	20,066
Excess of purchase prices over carrying value of net tangible assets	$435

Indirect dealer network relationships	$64
Direct customer relationships	43
Goodwill	328
Total goodwill and intangible assets	$435

The Company incurred approximately $278,000 in expenses related to the purchase of Metrolina asset.

6. Credit Facility

Senior Secured Credit Facility

On March 29, 2019, NF Funding I, wholly-owned, special purpose financing subsidiary of NFI entered into a senior secured credit facility (the “Credit Facility”) pursuant to a credit agreement with Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (the “Credit Agreement”). The Company’s prior credit facility was paid off in connection with this Credit Facility.

Pursuant to the Credit Agreement, the lenders have agreed to extend to NF Funding I a line of credit of up to $175,000,000, which will be used to purchase motor vehicle retail installment sale contracts from NFI on a revolving basis pursuant to a related receivables purchase agreement between NF Funding I  and NFI (the “Receivables Purchase Agreement”). Under the terms of the Receivables Purchase Agreement, NFI will sell to NF Funding I the receivables under the installment sale contracts. NFI will continue to service the motor vehicle retail installment sale contracts transferred to NF Funding I  pursuant to a related servicing agreement (the “Servicing Agreement”).

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

In connection with the Credit Facility, NFI has guaranteed NF Funding I ’s obligations under the Credit Agreement up to 10% of the highest aggregate principal amount outstanding under the Credit Agreement at any time pursuant to the Limited Guaranty. The Company is also obligated to cover any losses of the lender parties resulting from certain “bad acts” of the Company or its subsidiaries, such as fraud, misappropriation of funds or unpermitted disposition of the assets.

Pursuant to a related security agreement (the “Security Agreement”), NF Funding I  granted a security interest in substantially all of its assets as collateral for its obligations under the Credit Facility. In addition, NFI pledged the equity interests of NF Funding I  as additional collateral.

The Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. If an event of default occurs, the lenders could increase borrowing costs, restrict NF Funding I ’s ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Credit Facility or enforce their rights under the Company’s guarantees.

Once sold to NF Funding I , the assets described above are separate and distinct from the Company’s own assets and will not be available to the Company’s creditors should the Company become insolvent, although they will be presented on a consolidated basis on the Company’s balance sheet.

Future maturities of debt as of June 30, 2019 are as follows:

(in thousands)
Quarter Ended June 30,
2020	$—
2021	—
2022	—
2023	—
2024	49,668
Thereafter	99,332
$149,000

Prior Line of Credit

Prior to March 29, 2019, the Company utilized a line of credit facility (the “Line of Credit”) ranging from $140 million to $225 million during fiscal years 2019 and 2018 (reduced to $200 million on March 30, 2018).  On March 29, 2019 the Company paid-off in full the Line of Credit in connection with the new Credit Facility.  Pledged as collateral for this Line of Credit were all the assets of the Company.

The credit agreement for the Line of Credit required compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. The Company’s operating results over the past years provided indicators that the Company may not have been able to continue to comply with certain of the required financial ratios, covenants and financial tests prior to the maturity date of the Line of Credit in the absence of amendments to the corresponding credit agreement or waivers. On November 2, 2018, the Company entered into a Waiver and Amendment No. 9 (“Amendment No. 9”) to the credit agreement governing the Line of Credit. Among other things, Amendment No. 9 waived compliance with the minimum interest coverage ratio and minimum loss reserve requirements for the measurement period ending August 31, 2018. On February 12, 2019, the Company entered into a Waiver and Amendment No. 10 (Amendment No. 10) to the credit agreement. Among other things, Amendment No. 10:

•	waived compliance with the minimum interest coverage ratio for the measurement period ended November 30, 2018;
•

modified the minimum interest coverage ratio to 0.44 to 1.0 for the measurement period ended on December 31, 2019, 0.2 to 1.0 for the measurement period ended January 31, 2019, and 1.0 to 1.0 for the measurement period ended February 28, 2019 and thereafter; and

•	reduced the Line of Credit to $140 million.

Note 7. Stock Repurchase Program

In May 2019, the Company’s Board of Directors (“Board”) authorized a new stock repurchase program allowing for the repurchase of up to $8.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately. As of June 30, 2019, the Company had not repurchased any shares of common stock.

Note 8. Income Taxes

The Company recorded an income tax expense of approximately $206,000 for the three-months ended June 30, 2019 compared to income tax expense of approximately $572,000 for the three-months ended June 30, 2018. The Company’s effective tax rate decreased to 25.8% for the three-months ended June 30, 2019 from 28.7% for the three-months ended June 30, 2018.

Note 9. Leases

The Company adopted a new lease accounting standard in April 2019. See Note 12, “Summary of Significant Accounting Policies,” for an overview of the transition to this standard.

The Company maintains lease agreements related to its branch network and for its corporate headquarters. The branch lease agreements range from one to five years and generally contain options to extend from one to three years. The corporate headquarters lease agreement expires in April 2020 and the Company is in the process of negotiating a new lease agreement. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on a rate or index that may change after the commencement date, other than the passage of time.

The Company’s lease liability was $2.7 million as of June 30, 2019. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The lease asset was $2.7 million as of June 30, 2019. This asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as of the adoption of the new lease standard.

The Company has made several policy elections related to lease assets and liabilities. The Company elected to utilize the package of transition practical expedients, which includes not reassessing the following at adoption: (i) whether existing contracts contained leases, (ii) the existing classification of leases as operating or financing, or (iii) the initial direct costs of leases. In addition, the Company did not use hindsight to determine the lease term or include options to extend for leases existing at the transition date.

The Company had elected the practical expedient of combining lease and non-lease components for its real estate leases in calculating the present value of the fixed payments without having to perform an allocation between the types of lease components. Future minimum lease payments under non-cancellable operating leases in effect as of June 30, 2019, are as follows:

in thousands
2020 (remaining nine months)	$1,674
2021	1,312
2022	521
2023	120
2024	40
Thereafter	$8
Total future minimum lease payments	3,675
Present value adjustment	(937)
Operating lease liability	$2,738

The following table reports information about the Company’s lease cost for the three months ended June 30, 2019 (in thousands):

Lease cost:
Operating lease cost	$466
Variable lease cost	116
Total lease cost	$582

The following table reports other information about the Company’s leases for the three months ended June 30, 2019 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$481
Operating Lease - Operating Cash Flows (Liability Reduction)	$442
Weighted Average Lease Term - Operating Leases	2.0 years
Weighted Average Discount Rate - Operating Leases	6.5%

10. Fair Value Disclosures

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

The Company’s financial instruments consist of cash, finance receivables, repossessed assets, and the Credit Facility. For each of these financial instruments, the carrying value approximates fair value.

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

Based on current market conditions, any new or renewed credit facility would be expected to contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of June 30, 2019 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on LIBOR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
June 30. 2019	$34,517	$—	$—	$34,517	$34,517
March 31, 2019	$37,642	$—	$—	$37,642	$37,642
Finance receivables:
June 30. 2019	$—	$—	$209,426	$209,426	$209,426
March 31, 2019	$—	$—	$202,042	$202,042	$202,042
Repossessed assets:
June 30. 2019	$—	$—	$2,025	$2,025	$2,025
March 31, 2019	$—	$—	$1,924	$1,924	$1,924
Credit facility:
June 30. 2019	$—	$149,000	$—	$149,000	$149,000
March 31, 2019	$—	$145,000	$—	$145,000	$145,000

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

11. Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

12. Summary of Significant Accounting Policies

Reclassifications

The Company made certain reclassifications to the unearned insurance and fee commissions from a liability to net finance receivables, net of unearned discounts and insurance commissions. Net income and shareholders’ equity were not changed.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting update to increase transparency and comparability of accounting for lease transactions. The update required: (i) all leases to be recognized on the balance sheet as lease (right-of-use) assets and lease liabilities and (ii) both quantitative and qualitative disclosures regarding key information about leasing arrangements. The update was effective for annual and interim periods beginning after December 15, 2018. The Company completed the implementation of third-party software to facilitate compliance with the accounting and reporting requirements of the lease standard. Prior to adoption, all of the Company’s leases were classified as operating leases, with no lease assets or liabilities recorded. The Company transitioned to this accounting change on a modified retrospective basis by recording the cumulative effect of lease assets and liabilities for active leases as of April 1, 2019. The Company did not restate comparative periods in transition and elected to use the effective date of April 1, 2019 as the initial date of transition. The Company also elected to utilize the package of transition practical expedients, which included not reassessing the following: (i) whether existing contracts contain leases, (ii) the existing classification of leases as operating or financing, or (iii) the initial direct costs of leases. The Company did not use hindsight to determine the lease term or include options to extend for leases existing at the transition date. In addition, the Company elected not to apply the new lease standard to leases with terms of twelve months or less.

As a result of the adoption of the new lease standard on April 1, 2019, the Company recorded $2.7 million for both lease liabilities and the corresponding lease assets. The lease liabilities were based on the present value of the remaining minimum rental payments using discount rates as of the effective date. There was no impact to the consolidated statements of income related to the adoption of this standard. The adoption of this standard did not require the Company to alter its debt covenants.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12 Derivatives and Hedging (Topic 815). The guidance is intended to better align an entity’s risk management activities and financial reporting for hedging relationships. This guidance was effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years. The impact of the adoption of this guidance on its Consolidated Financial Statements and related disclosures was not material.

Recent Accounting Pronouncements

In June 2016, the FASB issued an accounting update to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company believes the implementation of the accounting update will have a material adverse effect on the Company’s consolidated financial statements and is in the process of quantifying the potential impacts.

In August 2018, the FASB issued an accounting update to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments align the capitalization requirements for hosting arrangements that are service contracts with the capitalization principles for internal-use software. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.

The Company does not believe there are any other recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s consolidated financial statements.

13. Variable Interest Entity

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

The Company consolidates the VIE when the Company determines that it is the primary beneficiary, the Company has the power to direct the activities that most significantly impact the performance of the VIE and it has the obligation to absorb losses and the right to receive significant residual returns.

The assets of the VIE serve as collateral for the obligations of the VIE.  The lender has no recourse to assets outside of the VIE.

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE remain distinct from the Company):

	June 30, 2019 (Unaudited)	March 31, 2019
Assets
Restricted cash	$26,978	$2,047
Finance receivables, net	164,162	187,584
Repossessed assets	1,407	—
Total assets	$192,547	$189,631
Liabilities
Credit facility	$146,103	$142,619
Accounts payable and accrued expenses	779	—
Total liabilities	$146,882	$142,619

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On October 5, 2017, the CFPB issued a final rule (the “Rule”) imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule requires lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”). The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). The Rule has significant differences from the CFPB’s proposed rules announced on June 2, 2016, relating to payday, vehicle title, and similar loans.

On February 6, 2019, the CFPB issued two notices of proposed rulemaking regarding potential amendments to the Rule. First, the CFPB is proposing to rescind provisions of the Rule, including the ability to repay requirements. Second, the CFPB is proposing to delay the August 19, 2019 compliance date for part of the Rule, including the ability to repay requirements. These proposed amendments are not yet final. The Company does not believe that the Rule will have a material impact on the Company’s existing lending procedures because the Company currently does not make short-term consumer loans or longer-term consumer installment loans with balloon payments that would subject the Company to the Rule’s ability to repay requirements. On June 6, 2019, the CFPB delayed the compliance date for the Rule to November 19, 2019. However, the Company may have to comply with the Rule’s payment requirements as the Company does allows consumers to set up future recurring payments online  if such loans meet the definition of having a “leveraged payment mechanism” under the Rule. The payment provisions of the Rule are expected to go into effect on November 19, 2019. If the payment provisions of the Rule apply, the Company may have to modify its loan payment procedures to comply with the required notices within the mandated timeframes set forth in the Rule.

The CFPB has stated that it expects to conduct separate rulemaking to identify larger participants in the automobile finance business.   At this time, the Company is not deemed a large participant.

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

Introduction

For the three-months ended June 30, 2019, the net dilutive earnings per share decreased to $0.07 as compared to net dilutive earnings per share of $0.18 for the three-months ended June 30, 2018. Net income was $0.6 million for the three-months ended June 30, 2019 and $1.4 million for the three-months ended June 30, 2018. Revenue decreased 11.3% to $16.6 million for the three-months ended June 30, 2019 as compared to $18.8 million for the three-months ended June 30, 2018. The decrease in revenue was primarily due to a reduction in the aggregate dollar amount and volume of Contracts.

With the Company’s regained focus on its core business of financing primary transportation to and from work for the subprime borrower, the Company has been able to maintain an average yield above 23%. The average yield of purchased Contracts was 23.4% for the three-months ended June 30, 2019 compared to 23.7% for the three-months ended June 30, 2018.

Aggressive competition had previously influenced the Company to purchase lower credit quality Contracts. Historically, the Company was able to expand its automobile finance business in the non-prime credit market by offering to purchase Contracts on terms that were competitive with those of other companies. However, it became increasingly difficult for the Company to match or exceed pricing of its competitors, which resulted in declining Contract acquisition rates since fiscal year 2016. Beginning in December 2017, the Company changed its focus to be more disciplined when underwriting loans. The Company believes that now it can begin to focus on growing the portfolio.

	Three months ended June 30, (In thousands)
	2019	2018
Portfolio Summary
Average finance receivables (1)	$235,172	$296,502
Average indebtedness (2)	$149,043	$162,226
Interest and fee income on finance receivables	$16,641	$18,759
Interest expense	2,488	2,540
Net interest and fee income on finance receivables	$14,153	$16,219
Gross portfolio yield (3)	28.30%	25.31%
Interest expense as a percentage of average finance receivables	4.23%	3.43%
Provision for credit losses as a percentage of average finance receivables	7.46%	7.32%
Net portfolio yield (3)	16.61%	14.56%
Operating expenses as a percentage of average finance receivables	15.26%	11.87%
Pre-tax yield as a percentage of average finance receivables (4)	1.35%	2.69%
Net charge-off percentage (5)	8.93%	8.80%
Allowance percentage (6)	6.85%	6.43%

Note: All three-month statement of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Credit Facility.
(3)

Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables.

(4)	Pre-tax yield represents net portfolio yield minus operating expenses (marketing, salaries, employee benefits, depreciation, and administrative), as a percentage of average finance receivables.
(5)	Net charge-off percentage represents net charge-offs (charge-offs less recoveries) divided by average finance receivables outstanding during the period.
(6)	Allowance percentage represents the allowance for credit losses divided by average finance receivables outstanding during the period.

Operating Strategy

Beginning in December 2017, the Company elected to remain committed to its branch-based model and its core product of financing primary transportation to and from work for the subprime borrower. The Company strategically employs the use of centralized servicing departments to supplement the branch operations and improve operational efficiencies, but its focus is on its core business model of decentralized operations. The Company’s strategy also includes pricing based on risk (rate, yield, advance, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance.

The Company’s principal goals are to increase its profitability and its long-term shareholder value through the measured acquisition of Contracts in existing markets and broadening the geographic area in which its current branches operate. The Company seeks to strengthen its automobile financing program in the 15 states—Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, and Wisconsin—in which it currently operates by employing its core branch-based business model in each market it services, while supporting its branch network with targeted centralized servicing departments

Being cognizant of the Company’s increasing operating expenses as a percent of income, as a result of our shrinking portfolio due to the increased focus on deal structure and pricing over volume, the Company decided to exit the states of Texas and Virginia resulting in the closure of four branches, during the fourth quarter of fiscal 2019.  Additionally, the Company merged the Raleigh and Charlotte, NC markets and merged some of the Atlanta, GA branches.  The Company also continues to look for expansion opportunities both in states in which it currently operates and in new states. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

On April 30, 2019 the Company acquired substantially all of the assets of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”).  Metrolina provides automobile financing to consumers through direct loans and through purchases of retail installment sales contracts originated by automobile dealers in the states of North Carolina and South Carolina. This acquisition represents the Compnay’s first bulk purchase of Contracts in more than two decades.  If other opportunities arise, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers or lenders in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations, although it can provide no assurances as to whether or when it will make any such acquisitions.

The Company is currently licensed to provide Direct Loans in Florida, North Carolina, Ohio, Georgia (over $3,000), and Tennessee. The Tennessee license was acquired in July 2019 and the Company intends to initiate direct consumer lending in Tennessee during the quarter ended September 30, 2019. The Company solicits current and former customers in these states for the purpose of selling Direct Loans to such customers, and the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 2% and 10% of its total portfolio for the foreseeable future. The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

Analysis of Credit Losses

In December 2017, the Board appointed our new President and Chief Executive Officer. Under his leadership, the Company redefined its business strategy, which resulted in more restrictive lending policies and underwriting standards. On an aggregate basis, this change generally resulted in loans with higher yields, smaller amounts financed and shorter terms.

During the first quarter of fiscal 2019, the Company began using a trailing six-month charge-off analysis, annualized, to calculate the allowance for credit losses. Management believes that using the trailing six-month charge-off analysis, annualized, will more quickly reflect changes in the portfolio as compared to a trailing twelve months charge-off analysis that is typical practice in the industry.

In addition, the Company takes into consideration the composition of the portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio.

Non-performing assets are defined as accounts that are contractually delinquent for 61 or more days past due or Chapter 13 bankruptcy accounts. For these accounts, the accrual of interest income is suspended, and any previously accrued interest is reversed. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 accounts. In the event the debtors’ balance is reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide based on several factors, whether to begin repossession proceedings or allow the customer to begin making regularly scheduled payments.

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). Beginning March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. During the first quarter of fiscal 2019, the Company evaluated those accounts that had been classified as Chapter 13 bankruptcy accounts as of March 31, 2018. Based on this look back, management calculated a specific reserve of approximately $212,000.  A similar analysis was performed in the prior year resulting in a specific reserve of $774,000 as of June 30, 2018.

The provision for credit losses decreased for the three-months ended June 30, 2019 compared to the three-months ended June 30, 2018. The decreases were largely due to decreases in the average finance receivables balance partially offset by a slight increase in the net charge-off percentages (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage).  The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2019 was 9.0%, a decrease from 10.0% as of June 30, 2018. The Company believes that the delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2019 was 3.88%, a decrease from 5.3% as of June 30, 2018. The decrease in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s regained focus on local branch-based servicing. Beginning on March 2019, when an account is 121 days contractually delinquent, the account is written off.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three-months ended June 30, 2019 and June 30, 2018 the Company granted deferrals to approximately 2.2% and 3.4%, respectively, of total Contracts and Direct Loans. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Three-months ended June 30, 2019 compared to three months ended June 30, 2018

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 11.3% to $16.6 million for the three-month period ended June 30, 2019 from $18.8 million for the three-month period ended June 30, 2018. The decrease was primarily due to a 24.1 % decrease in average finance receivables to $235.1 million for the three-month period ended June 30, 2019 when compared to $296.5 million for the corresponding period ended June 30, 2018. This decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This shift in focus also allowed us to acquire Contracts at higher yields during the three-month period ended June 30, 2019 compared to acquisitions during the corresponding period ended June 30, 2018, although the increase in average yield could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The portfolio yield increased to 28.3% for the three-month period ended June 30, 2019 compared to 25.3% for the three-month period ended June 30, 2018. The net portfolio yield increased to 16.6% for the three-month period ended June 30, 2019 from 14.6% for the corresponding period ended June 30, 2018. The net portfolio yield increased due an increase in the gross portfolio yield, which was only partially offset by (i) an increase in the provision for credit losses, as described under “Analysis of Credit Losses”, and (ii) an increase in interest expense as a percentage of average finance receivables (7.5% for the three-month period ended June 30, 2019 compared to 7.3% for the three-month period ended June 30, 2018).

Operating Expenses

Operating expenses increased to approximately $9.0 million for the three-month period ended June 30, 2019 from approximately $8.8 million for the three-month period ended June 30, 2018. Operating expenses as a percentage of average finance receivables increased to 15.3% for the three-month period ended June 30, 2019 from 11.9% for the three-month period ended June 30, 2018. This increased percentage was attributed to the decrease in the average finance receivables balance.

Provision Expense

The provision for credit losses decreased to $4.4 million for the three-months ended June 30, 2019 from $5.4 million for the three-months ended June 30, 2018, largely due to a 24.1 % decrease in the average finance receivables and an increase in the net charge-off percentage to 8.9% for the three-months ended June 30, 2019 from 8.8% for the three-months ended June 30, 2018. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $2.5 million for the three-month period ended June 30, 2019 and $2.5 million for the three-month period ended June 30, 2018. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2019	2018
Variable interest under the Line of Credit facility	2.93%	2.26%
Credit spread under the Line of Credit facility	3.75%	4.00%
Average cost of borrowed funds	6.68%	6.26%

LIBOR rates have increased (2.40% as of June 30, 2019 compared to 2.00% as of June 30, 2018). Average cost of funds increased due to additional loan cost fees related to new Credit Facility which were amortized during the quarter ended June 30, 2019. For further discussions regarding interest rates see “Note 6—Credit Facility”.

Income Taxes

The Company recorded an income tax expense of approximately $206,000 for the three-months ended June 30, 2019 compared to income tax expense of approximately $572,000 for the three-months ended June 30, 2018. The Company’s effective tax rate decreased to 25.8% for the three-months ended June 30, 2019 from 28.7% for the three-months ended June 30, 2018.

Contract Procurement

The Company purchases Contracts in the 14 states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the three-month periods ended June 30, 2019 and 2018, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of June 30,		Three months ended June 30,
	2019		2019	2018
State	Number of branches		Net Purchases (In thousands)
FL	17		$5,304	$6,353
GA	5		2,374	2,182
NC	3		1,774	2,121
SC	2		1,142	631
OH	6		2,636	3,221
MI	2		744	939
VA	—		—	613
IN	3		1,075	1,107
KY	3		968	1,190
AL	2		498	381
TN	2		654	760
IL	1		199	226
MO	3		969	838
KS	1		298	264
TX	—		—	635
PA	1		371	484
WI	—	a	48	—
Total	51		$19,054	$21,945

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through a Missouri branch.

	Three months ended June 30, (Purchases in thousands)
Contracts	2019	2018
Purchases	$19,054	$21,945
Average APR	23.35%	23.69%
Average discount	8.28%	8.32%
Average term (months)	47	48
Average loan	$10,071	$10,221
Number of Contracts	1,892	2,147

Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended June 30, (Originations in thousands)
Originated	2019	2018
Originations	$2,056	$1,697
Average APR	28.16%	25.73%
Average term (months)	24	28
Average loan	$3,765	$3,779
Number of loans	546	449

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30, (In thousands)
	2019	2018
Cash provided by (used in):
Operating activities	$1,363	$5,145
Investing activities	(8,508)	10,597
Financing activities	4,020	(13,387)
Net (decrease) increase in cash	$(3,125)	$2,355

The Company’s primary use of working capital for the quarter ended June 30, 2019 was funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Credit Facility (as defined below).

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

Pursuant to the Credit Agreement, the lenders agreed to extend to the  NF Funding I a line of credit of up to $175,000,000, which will be used to purchase Contracts from Nicholas Financial on a revolving basis pursuant to a related receivables purchase agreement between NF Funding I and Nicholas Financial (the “Receivables Purchase Agreement”). Under the terms of the Receivables Purchase Agreement, Nicholas Financial sells to NF Funding I the receivables under Contracts. Nicholas Financial continues to service the Contracts transferred to NF Funding I pursuant to a related servicing agreement (the “Servicing Agreement”).

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

As required under the Credit Facility, the Company is required to maintain at least $3.0 million of unrestricted cash.  Collections are remitted to restricted cash collection accounts, which totaled $27.0 million as of June 30, 2019.

The Company will continue to depend on the availability the Credit Facility, together with cash from operations, to finance future operations. The availability of funds under the Credit Facility generally depends on availability calculations as defined in the Credit Agreement. In addition, the Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. See also “ Our Credit Facility is subject to certain defaults and negative covenants” in “1A. Risk Factors” in our Annual Report on Form 10-K, as well as the disclosure in Note 6. Credit Facility in this Form 10-Q, both of which are incorporated herein by reference.

Contractual Obligations

The following table summarizes the Company’s material obligations as of June 30, 2019.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,676	$2,104	$1,455	$117	—
Credit facility	149,000	—	12,417	49,668	86,915
Interest on Credit facility	57,207	9,949	19,898	19,898	7,462
Total	$209,883	$12,053	$33,770	$69,683	$94,377

1.

The Company’s Credit Facility matures on March 31, 2022. Interest on outstanding borrowings under the Credit Facility as of June 30, 2019, is based on an effective interest rate of 6.71% which includes increased pricing through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

We are subject to market risk exposure related to changes in interest rates on our debt. Derivative financial instruments, such as interest rate swap agreements, may be used to manage fluctuating interest rate exposures that exist from ongoing business operations. The Company does not use interest rate swap agreements for speculative purposes. During the three-months ended June 30, 2018 the Company’s then remaining interest rate swap expired.

As of June 30, 2019, $149.0 million, or 100.00% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on LIBOR rate of 2.40% as of June 30, 2019) would have resulted in an annual increase of interest expense of approximately $1.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures .

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting .

As disclosed in the Company’s Annual Report on Form 10-K,for the fiscal year ended March 31, 2019, the Company reported that its internal control over financial reporting was not effective as of March 31, 2019, as a result of a material weakness. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management identified the following internal control deficiencies that in combination are considered to be a material weakness.

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

On February 1, 2019, the new management team implemented a conversion of the Company’s in-house loan operating system to a third-party loan operating system.  The new loan system has improved internal controls since it is serviced by a third-party and not managed in-house.

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
•

With the arrival of the permanent Chief Financial Officer, the Company is undergo a review of its internal control policies and procedures, and is making changes, as deemed necessary, to ensure items noted in the  above Management’s Report on Internal Control over Financial Reporting are in place and operating as intended.

•	The Company hired an additional Assistant Controller during the first quarter of fiscal 2020.

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

Notwithstanding the material weakness, which still exists as of June 30, 2019, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, that, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2 1	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 14, 2019	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	/s/ Kelly M. Malson
Kelly M. Malson
Chief Financial Officer
(Principal Financial Officer)