Form 10-Q
period 2019-09-30
NICHOLAS FINANCIAL INC
filed 2019-11-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2019, approximately 12.6 million shares, no par value, of the Registrant were outstanding (of which 4.7 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.9 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30, 2019 (Unaudited)	March 31, 2019
Assets
Cash	$4,678	$35,595
Restricted cash	9,250	2,047
Finance receivables, net	199,452	202,042
Repossessed assets	1,911	1,924
Income taxes receivable	1,669	1,654
Prepaid expenses and other assets	3,181	1,378
Property and equipment, net	551	656
Intangibles	79	—
Goodwill	350	—
Deferred income taxes	6,825	7,124
Total assets	$227,946	$252,420
Liabilities and shareholders’ equity
Credit facility	$119,500	$145,000
Unamortized debt issuance costs	(2,790)	(2,381)
Net long-term debt	116,710	142,619
Accounts payable and accrued expenses	5,403	4,916
Total liabilities	122,113	147,535
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,638 and 12,624 shares issued, respectively; and 7,925 and 7,910 shares outstanding, respectively	34,749	34,660
Treasury stock: 4,714 common shares, at cost	(70,459)	(70,459)
Retained earnings	141,543	140,684
Total shareholders’ equity	105,833	104,885
Total liabilities and shareholders’ equity	$227,946	$252,420

The following table represents the assets and liabilities of our consolidated variable interest entity as follows:

	September 30, 2019 (Unaudited)	March 31, 2019
Assets
Restricted cash	$9,250	$2,047
Finance receivables, net	159,950	187,584
Repossessed assets	1,490	—
Total assets	$170,690	$189,631
Liabilities
Credit facility	$116,710	$142,619
Accounts payable and accrued expenses	640	—
Total liabilities	$117,350	$142,619

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Interest and fee income on finance receivables	$15,585	$19,404	$32,226	$38,163
Expenses:
Marketing	427	737	838	1,104
Salaries and employee benefits	4,718	4,341	9,539	9,607
Administrative	3,685	2,792	7,323	5,857
Provision for credit losses	4,000	8,374	8,385	13,801
Amortization of intangibles	14	—	28	—
Depreciation	83	96	170	199
Interest expense	2,298	2,386	4,786	4,926
Total expenses	15,225	18,726	31,069	35,494
Income before income taxes	360	678	1,157	2,669
Income tax expense	92	96	298	669
Net income	$268	$582	$859	$2,000
Earnings per share:
Basic	$0.03	$0.07	$0.11	$0.25
Diluted	$0.03	$0.07	$0.11	$0.25

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2019
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at June 30, 2019	7,928	$34,694	$(70,459)	$141,275	$105,510
Issuance of restricted stock awards	21	—	—	—	—
Cancellation of restricted stock awards	(24)	—	—	—	—
Share-based compensation	—	55	—	—	55
Net income	—	—	—	268	268
Balance at September 30, 2019	7,925	$34,749	$(70,459)	$141,543	$105,833

	Three Months Ended September 30, 2018
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at June 30, 2018	7,909	$34,695	$(70,459)	$145,750	$109,986
Issuance of restricted stock awards	15	—	—	—	—
Forfeiture of stock options	—	(59)	—	—	(59)
Cancellation of restricted stock awards	(20)	(45)	—	—	(45)
Net income	—	—	—	582	582
Balance at September 30, 2018	7,904	$34,591	$(70,459)	$146,332	$110,464

	Six Months Ended September 30, 2019
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2019	7,910	$34,660	$(70,459)	$140,684	$104,885
Issuance of restricted stock awards	40	—	—	—	—
Cancellation of restricted stock awards	(25)	—	—	—	—
Share-based compensation	—	89	—	—	89
Net income	—	—	—	859	859
Balance at September 30, 2019	7,925	$34,749	$(70,459)	$141,543	$105,833

	Six Months Ended September 30, 2018
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2018	7,895	$34,564	$(70,459)	$144,332	$108,437
Issuance of restricted stock awards	18	—	—	—	—
Exercise of stock options	11	11	—	—	11
Cancellation of restricted stock awards	(20)	—	—	—	—
Share-based compensation	—	16	—	—	16
Net income	—	—	—	2,000	2,000
Balance at September 30, 2018	7,904	$34,591	$(70,459)	$146,332	$110,464

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$859	$2,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	170	199
Amortization of intangibles	28	—
Amortization of debt issuance costs	216	723
Gain on sale of property and equipment	(7)	—
Repossessed assets	106	(344)
Provision for credit losses	8,385	13,801
Amortization of dealer discounts	(4,178)	(5,904)
Amortization of insurance and fee commissions	(1,359)	(1,040)
Accretion of purchase price discount	(985)	—
Deferred income taxes	299	844
Share-based compensation	89	16
Changes in operating assets and liabilities:
Accrued interest receivable	(157)	100
Prepaid expenses and other assets	(1,785)	(696)
Accounts payable and accrued expenses	376	(946)
Income taxes receivable	(15)	(197)
Unearned insurance and fee commissions	85	—
Net cash provided by operating activities	2,127	8,556
Cash flows from investing activities
Purchase and origination of finance receivables	(44,202)	(43,292)
Principal payments received	65,098	66,666
Net assets acquired from branch acquisitions, primarly loans	(20,483)	—
Purchase of property and equipment	(32)	(30)
Proceeds from sale of property and equipment	7	—
Net cash provided by investing activities	388	23,344
Cash flows from financing activities
Repayments on credit facility	(37,500)	(31,550)
Proceeds from the credit facility	12,000	—
Payment of loan origination fees	(729)	(200)
Proceeds from exercise of stock options	—	11
Net cash used in financing activities	(26,229)	(31,739)
Net (decrease) increase in cash and restricted cash	(23,714)	161
Cash and restricted cash at the beginning of period	37,642	2,626
Cash and restricted cash at the end of period	$13,928	$2,787

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

As of February 2019, Chapter 13 bankruptcy accounts are charged-off at the time the bankruptcy status is confirmed on the account.   Chapter 13 bankruptcy accounts, for which the corresponding bankruptcy plan has not been confirmed by the relevant court as of September 30, 2019 are accounted for under the cost-recovery method. Interest income on Chapter 13 bankruptcy accounts does not resume until all principal amounts are recovered (see Note 4).

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer, and the value of the automobile in relation to the purchase price and the term of the Contract. The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended September 30, 2019 and 2018 was 7.9% and 8.4% and 8.1% and 8.4% for the six months ended September 30, 2019 and 2018, respectively, in relation to the total amount financed.

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

	Three months ended September 30, (In thousands, except per share amounts)		Six months ended September 30, (In thousands, except per share amounts)
	2019	2018	2019	2018
Numerator:
Net income	$268	$582	$859	$2,000
Less: Allocation of earnings to participating securities	(1)	(5)	(6)	(15)
Net income allocated to common stock	$267	$577	$853	$1,985
Basic earnings per share computation:
Net income allocated to common stock	$267	$577	$853	$1,985
Weighted average common shares outstanding, including shares considered participating securities	7,859	7,774	7,881	7,859
Less: Weighted average participating securities outstanding	(70)	(61)	(61)	(65)
Weighted average shares of common stock	7,789	7,713	7,820	7,794
Basic earnings per share	$0.03	$0.07	$0.11	$0.25
Diluted earnings per share computation:
Net income allocated to common stock	$267	$577	$853	$1,985
Undistributed earnings re-allocated to participating securities	—	—	—	—
Numerator for diluted earnings per share	$267	$577	$853	$1,985
Weighted average common shares outstanding for basic earnings per share	7,789	7,713	7,820	7,794
Incremental shares from stock options	1	6	1	6
Weighted average shares and dilutive potential common shares	7,790	7,719	7,821	7,800
Diluted earnings per share	$0.03	$0.07	$0.11	$0.25

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three months ended September 30, 2019 and 2018, potential shares of common stock from stock options totaling 58,400 and 79,600, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the six months ended September 30, 2019 and 2018, potential shares of common stock from stock options totaling 83,600 and 79,600, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	September 30, 2019	March 31, 2019	September 30, 2018
Finance receivables	$222,320	$228,994	$267,236
Accrued interest receivable	3,046	2,889	2,542
Unearned dealer discounts	(8,995)	(10,083)	(11,352)
Unearned insurance and fee commissions	(2,741)	(2,826)	(3,009)
Finance receivables, net of unearned	213,630	218,974	255,417
Purchase price discount	(676)	—	—
Allowance for credit losses	(13,502)	(16,932)	(19,176)
Finance receivables, net	$199,452	$202,042	$236,241

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of September 30,
Contract Portfolio	2019	2018
Average APR	22.7%	22.4%
Average discount	7.7%	7.2%
Average term (months)	52	54
Number of active contracts	27,294	30,548

	As of September 30,
Direct Loan Portfolio	2019	2018
Average APR	26.5%	25.1%
Average term (months)	27	32
Number of active contracts	2,921	2,458

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of September 30, 2019, the average model year of vehicles collateralizing the portfolio was a 2010 vehicle.

Direct Loans are typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is “typically” less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of September 30, 2019, loans made by the Company pursuant to its Direct Loan program constituted approximately 4.3% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio.  Additionally, credit loss trends over several reporting periods are utilized in estimating future losses and overall portfolio performance. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019			Six months ended September 30, 2019
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$15,494	$618	$16,112	$16,575	$357	$16,932
Provision for credit losses	3,600	400	4,000	7,580	805	8,385
Charge-offs	(8,140)	(182)	(8,322)	(14,675)	(339)	(15,014)
Recoveries	1,698	14	1,712	3,172	27	3,199
Balance at September 30, 2019	$12,652	$850	$13,502	$12,652	$850	$13,502

	Three months ended September 30, 2018			Six months ended September 30, 2018
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$18,116	$949	$19,065	$19,433	$833	$20,266
Provision for credit losses	8,684	(310)	8,374	13,912	(111)	13,801
Charge-offs	(8,578)	(164)	(8,742)	(15,629)	(254)	(15,883)
Recoveries	470	9	479	976	16	992
Balance at September 30, 2018	$18,692	$484	$19,176	$18,692	$484	$19,176

During the first quarter of the fiscal year ending March 31, 2019, the Company began using the trailing six-month charge-offs, annualized, to calculate the allowance for credit losses.

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	September 30, 2019			September 30, 2018
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$205,458	$9,309	$214,767	$244,730	$7,248	$251,978
Non-performing accounts	6,938	171	7,109	11,365	217	11,582
Total	212,396	9,480	221,876	256,095	7,465	263,560
Chapter 13 bankruptcy accounts	436	8	444	3,582	94	3,676
Finance receivables	$212,832	$9,488	$222,320	$259,677	$7,559	$267,236

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

A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account for which the corresponding bankruptcy plan has not been confirmed by the relevant court. Once the account is deemed non-performing, the accrual of interest income is suspended. As of February 2019, the Company changed the charge-off policy from 181 days contractually delinquent to 121 days contractually delinquent. Also, as of February 2019, once Chapter 13 bankruptcy plans are confirmed by the relevant court, the corresponding accounts are charged off.

In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The Company does consider Chapter 13 bankruptcy accounts, for which the corresponding bankruptcy plan has not been confirmed as of the period end to be troubled debt restructurings and included in the Company’s allowance for credit losses is a specific reserve of approximately $232,000 and $771,000 for these accounts as of September 30, 2019 and September 30, 2018, respectively.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
September 30, 2019	$212,396	$13,981	$4,950	$1,946	$42	$20,919
		6.58%	2.33%	0.92%	0.02%	9.85%
September 30, 2018	$256,095	$17,399	$7,132	$2,190	$2,043	$28,764
		6.79%	2.78%	0.86%	0.80%	11.23%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
September 30, 2019	$9,480	$219	$115	$56	$—	$390
		2.31%	1.21%	0.59%	—	4.11%
September 30, 2018	$7,465	$162	$122	$27	$68	$379
		2.17%	1.63%	0.36%	0.91%	5.08%

5. Goodwill and Intangibles

On April 30, 2019, the Company completed an acquisition of three branches, representing substantially all of the assets, of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”). Two acquired branches are located in the state of North Carolina and one branch is located in South Carolina. Based on its evaluation of the agreement, the Company accounted for the acquisition as a business combination. In conjunction with the acquisition, the Company allocated the purchase price, tangible assets, and intangible assets among the acquired branches based on the fair values of their respective acquired assets. As of September 30, 2019, the accounting related to this acquisition is preliminary. The final determination of the fair value of the customer lists and goodwill will be completed within the twelve-month measurement period from the date of the acquisition as required by FASB ASC Topic 805-10-25. The Company recorded the following goodwill and intangibles in its preliminary accounting for this acquisition.

As of
September 30, 2019
Acquisitions:
Number of branches acquired through business combinations	3
Purchase price	$20,483
Tangible assets:
Finance receivable, net	20,097
Other assets	144
Assumed liabilities	(215)
Total net tangible assets	20,026
Excess of purchase prices over carrying value of net tangible assets	$457

Indirect dealer network relationships	$64
Direct customer relationships	43
Goodwill	350
Total goodwill and intangible assets	$457

For the measurement period adjustment, for three months ended as of September 30, 2019, the Company identified an insignificant amount of assets and liabilities related to the purchase of Metrolina. For the six months ended as of September 30, 2019, the Company incurred approximately $278,000 in expenses related to the purchase of the Metrolina assets.

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

In connection with the Credit Facility, NFI has guaranteed NF Funding I ’s obligations under the Credit Agreement up to 10% of the highest aggregate principal amount outstanding under the Credit Agreement at any time pursuant to a limited guaranty. The Company is also obligated to cover any losses of the lender parties resulting from certain “bad acts” of the Company or its subsidiaries, such as fraud, misappropriation of funds or unpermitted disposition of the assets.

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

Once sold to NF Funding I, the assets described above are separate and distinct from the Company’s own assets and will not be available to the Company’s creditors should the Company become insolvent, although they will be presented on a consolidated basis on the Company’s balance sheet.

Future maturities of debt as of September 30, 2019 are as follows:

(in thousands)
Quarter Ended September 30,
2020	$—
2021	—
2022	—
2023	—
2024	39,832
Thereafter	79,668
$119,500

Prior Line of Credit

Prior to March 29, 2019, the Company utilized a line of credit facility (the “Line of Credit”) ranging from $140 million to $225 million during fiscal years 2019 and 2018 .  On March 29, 2019 the Company paid-off in full the Line of Credit in connection with the new Credit Facility.  Pledged as collateral for this Line of Credit were all the assets of the Company.

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

Note 7. Income Taxes

The Company recorded an income tax expense of approximately $92,000 for the three months ended September 30, 2019 compared to income tax expense of approximately $96,000 for the three months ended September 30, 2018. The Company’s effective tax rate increased to 25.6% for the three months ended September 30, 2019 from 14.2% for the three months ended September 30, 2018. The change in the effective tax rate was attributed to the Tax Cuts and Jobs Act. The Company recorded an income tax expense of approximately $298,000 for the six months ended September 30, 2019 compared to income tax expense of approximately $669,000 for the six months ended September 30, 2018. The Company’s effective tax rate decreased to 25.6% for the six months ended September 30, 2019 from 25.8% for the six months ended September 30, 2018.

Note 8. Leases

The Company adopted a new lease accounting standard in April 2019. See Note 11, “Summary of Significant Accounting Policies,” for an overview of the transition to this standard.

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

The Company’s lease liability was $2.2 million as of September 30, 2019. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The lease asset was $2.2 million as of September 30, 2019. This asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as of the adoption of the new lease standard.

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

The Company had elected the practical expedient of combining lease and non-lease components for its real estate leases in calculating the present value of the fixed payments without having to perform an allocation between the types of lease components. Future minimum lease payments under non-cancellable operating leases in effect as of September 30, 2019, are as follows:

in thousands
2020 (remaining six months)	$1,076
2021	1,718
2022	890
2023	408
2024	40
Thereafter	$8
Total future minimum lease payments	4,140
Present value adjustment	(1,893)
Operating lease liability	$2,247

The following table reports information about the Company’s lease cost for the three months ended September 30, 2019 (in thousands):

Lease cost:
Operating lease cost	$456
Variable lease cost	113
Total lease cost	$569

The following table reports information about the Company’s lease cost for the six months ended September 30, 2019 (in thousands):

Lease cost:
Operating lease cost	$922
Variable lease cost	228
Total lease cost	$1,150

The following table reports other information about the Company’s leases for the three months ended September 30, 2019 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$477
Operating Lease - Operating Cash Flows (Liability Reduction)	$438
Weighted Average Lease Term - Operating Leases	2.1 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the six months ended September 30, 2019 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$479
Operating Lease - Operating Cash Flows (Liability Reduction)	$440
Weighted Average Lease Term - Operating Leases	2.1 years
Weighted Average Discount Rate - Operating Leases	6.5%

9. Fair Value Disclosures

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

Based on current market conditions, any new or renewed credit facility would be expected to contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of September 30, 2019 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on LIBOR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
September 30. 2019	$13,928	$—	$—	$13,928	$13,928
March 31, 2019	$37,642	$—	$—	$37,642	$37,642
Finance receivables:
September 30. 2019	$—	$—	$199,452	$199,452	$199,452
March 31, 2019	$—	$—	$202,042	$202,042	$202,042
Repossessed assets:
September 30. 2019	$—	$—	$1,911	$1,911	$1,911
March 31, 2019	$—	$—	$1,924	$1,924	$1,924
Credit facility:
September 30. 2019	$—	$119,500	$—	$119,500	$119,500
March 31, 2019	$—	$145,000	$—	$145,000	$145,000

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

11. Summary of Significant Accounting Policies

Reclassifications

The Company made certain reclassifications from drafts payable to accounts payable and accrued expenses on the Consolidated Balance Sheets. A portion of net assets acquired from branches, primarily loans used in investing activities was reclassified to repossessed assets used in operating activities on the Consolidated Statements of Cash Flows. Originations of finance receivables were reclassed from the payments received the cashflows from financing activities to the purchases and originations of finance receivables. Net income and shareholders’ equity were not changed.

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

As a result of the adoption of the new lease standard on April 1, 2019, the Company recorded $2.7 million for both lease liabilities and the corresponding lease assets. The lease liabilities were based on the present value of the remaining minimum rental payments using discount rates as of the effective date. There was no impact to the consolidated statements of income related to the adoption of this standard. The adoption of this standard did not require the Company to alter its debt covenants. Reconciliation of the new accounting standard was completed in the prior quarter.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued an accounting update to change the impairment model for estimating credit losses on financial assets. The current incurred loss impairment model requires the recognition of credit losses when it is probable that a loss has been incurred. The incurred loss model will be replaced by an expected loss model, which requires entities to estimate the lifetime expected credit loss on such instruments and to record an allowance to offset the amortized cost basis of the financial asset. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company believes the implementation of the accounting update will have a material adverse effect on the Company’s consolidated financial statements and is in the process of quantifying the potential impacts.  Recently, the FASB voted to delay the implementation date for this accounting standard, for smaller reporting companies, the new effective date is beginning after December 15, 2022, and early adoption is permitted.

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

12. Variable Interest Entity

In March 2019, the Company entered into a new senior secured credit facility collateralized by customer financed receivables by transferring the receivables into a bankruptcy-remote variable interest entity (VIE).  Under the terms of the transaction, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. The Company retains the servicing of the portfolio and receives a monthly fee of 2.5% (annualized) based on the outstanding balance of the financed receivables, and the Company currently holds all of the residual equity. In addition, the Company, rather than the VIE, retains certain credit insurance income together with certain recoveries related to credit insurance and on charge-offs of the financed receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as the Company consolidates the VIE.

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

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE remain distinct from the Company):

	September 30, 2019 (Unaudited)	March 31, 2019
Assets
Restricted cash	$9,250	$2,047
Finance receivables, net	159,950	187,584
Repossessed assets	1,490	—
Total assets	$170,690	$189,631
Liabilities
Credit facility	$116,710	$142,619
Accounts payable and accrued expenses	640	—
Total liabilities	$117,350	$142,619

Note 13. Subsequent Event

In May 2019, the Company’s Board of Directors (“Board”) authorized a new stock repurchase program allowing for the repurchase of up to $8.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately. The Company began the repurchase outstanding shares of common stock starting on October 2, 2019. As of November 8, 2019, the Company had repurchased 14,773 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors discussed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K, and our other filings made with the U.S. Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include the availability of capital (including the ability to access bank financing), recently enacted, proposed or future legislation and the manner in which it is implemented, including the effect of changes in tax law, fluctuations in the economy, the degree and nature of competition and its effects on the Company’s financial results, fluctuations in interest rates, the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, demand for consumer financing in the markets served by the Company, the Company’s products and services, increases in the default rates experienced on Contracts and Direct Loans, adverse regulatory changes in the Company’s existing and future markets, the Company’s intentions regarding strategic alternatives, the Company’s ability to expand its business, including its ability to complete acquisitions and integrate the operations of any acquired businesses and to expand into new markets, and the Company’s ability to recruit and retain qualified employees. All forward-looking statements included in this Quarterly Report are based on information available to the Company as of the date of filing of this Quarterly Report, and the Company assumes no obligation to update any such forward-looking statement.

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

On February 6, 2019, the CFPB issued two notices of proposed rulemaking regarding potential amendments to the Rule. First, the CFPB is proposing to rescind provisions of the Rule, including the ability to repay requirements. Second, the CFPB is proposing to delay the August 19, 2019 compliance date for part of the Rule, including the ability to repay requirements. These proposed amendments are not yet final. The Company does not believe that the Rule will have a material impact on the Company’s existing lending procedures because the Company currently does not make short-term consumer loans or longer-term consumer installment loans with balloon payments that would subject the Company to the Rule’s ability to repay requirements. On June 6, 2019, the CFPB delayed the compliance date for the Rule to November 19, 2019. However, the Company may have to comply with the Rule’s payment requirements as the Company does allows consumers to set up future recurring payments online if such loans meet the definition of having a “leveraged payment mechanism” under the Rule. The payment provisions of the Rule are expected to go into effect on November 19, 2019. If the payment provisions of the Rule apply, the Company may have to modify its loan payment procedures to comply with the required notices within the mandated timeframes set forth in the Rule. On June 6, 2019, the CFPB delayed the compliance date for the mandatory ability-to-repay (ATR) provisions to November 19, 2020.

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

Introduction

For the three months ended September 30, 2019, the net dilutive earnings per share decreased to $0.03 as compared to net dilutive earnings per share of $0.07 for the three months ended September 30, 2018. Net income was $0.3 million for the three months ended September 30, 2019 and $0.6 million for the three months ended September 30, 2018. Revenue decreased 19.7% to $15.6 million for the three months ended September 30, 2019 as compared to $19.4 million for the three months ended September 30, 2018, due to 17.0% decrease in average finance receivables, compared to the prior year quarter.

For the six months ended September 30, 2019, per share diluted earnings decreased to $0.11 as comparted to $0.25 for the six months ended September 30, 2018.  Net income was $0.9 million and $2.0 million for the six months ended September 30, 2019 and 2018, respectively.  Revenue decrease 15.6% to $32.2 million for the six months ended September 30, 2019 as compared to $38.2 million for the six months ended September 30, 2018, due to 18.0% decrease in average finance receivables compared to six months ended prior year period.

With the Company’s renewed focus on its core business of financing primary transportation to and from work for the subprime borrower, the Company has been able to maintain an average yield above 25%. The average portfolio yield for the three months ended September 30, 2019 was 26.9% compared to 27.8% for the three months ended September 30, 2018, and for the six months ended September 30, 2019 was 27.3% compared to 26.5% for the six months ended September 30, 2018.

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

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
	2019	2018	2019	2018
Portfolio Summary
Average finance receivables (1)	$232,021	$279,680	$236,024	$287,980
Average indebtedness (2)	$139,929	$143,882	$144,486	$152,467
Interest and fee income on finance receivables	$15,585	$19,404	$32,226	$38,163
Interest expense	2,298	2,386	4,786	4,926
Net interest and fee income on finance receivables	$13,287	$17,018	$27,440	$33,237
Gross portfolio yield (3)	26.87%	27.75%	27.31%	26.50%
Interest expense as a percentage of average finance receivables	3.96%	3.41%	4.06%	3.42%
Provision for credit losses as a percentage of average finance receivables	6.90%	11.98%	7.11%	9.58%
Net portfolio yield (3)	16.01%	12.36%	16.15%	13.50%
Operating expenses as a percentage of average finance receivables	15.39%	11.39%	15.17%	11.64%
Pre-tax yield as a percentage of average finance receivables (4)	0.62%	0.97%	0.98%	1.86%
Net charge-off percentage (5)	11.40%	11.85%	10.01%	10.37%
Allowance percentage (6)	5.82%	6.86%	5.72%	6.66%

Note: All three-month and six-month statement of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Credit Facility.
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

The Company’s principal goals are to increase its profitability and its long-term shareholder value through the measured acquisition of Contracts in existing markets and broadening the geographic area in which its current branches operate. The Company seeks to strengthen its automobile financing program in the 15 states—Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, and Wisconsin—in which it currently operates by employing its core branch-based business model in each market it services, while supporting its branch network with targeted centralized servicing departments. The Company is exploring expansion of automobile financing programs in the 4 states—Iowa, Nevada, Arizona, and Utah.

Being cognizant of the Company’s increasing operating expenses as a percent of income, as a result of our shrinking portfolio due to the increased focus on deal structure and pricing over volume, the Company decided to exit the states of Texas and Virginia resulting in the closure of four branches, during the fourth quarter of fiscal 2019.  Additionally, the Company merged the Raleigh and Charlotte, NC markets and merged some of the Atlanta, GA branches.  The Company also continues to look for expansion opportunities both in states in which it currently operates and in new states. Recently, the Company has expanded operations into Columbia, South Carolina; Milwaukee, Wisconsin; and Wichita, Kansas; while continuing to evaluate new states, which are Iowa, Nevada, Arizona, and Utah. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

On April 30, 2019 the Company acquired substantially all of the assets of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”).  Metrolina provides automobile financing to consumers through direct loans and through purchases of retail installment sales contracts originated by automobile dealers in the states of North Carolina and South Carolina. This acquisition represents the Company’s first bulk purchase of Contracts in more than two decades.  If other opportunities arise, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers or lenders in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations, although it can provide no assurances as to whether or when it will make any such acquisitions.

The Company is currently licensed to provide Direct Loans in 12 states— Alabama, Florida, Georgia (over $3,000), Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, South Carolina, and Tennessee. The Company solicits current and former customers in these states for the purpose of selling Direct Loans to such customers, and the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 2% and 10% of its total portfolio for the foreseeable future. The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

Analysis of Credit Losses

In December 2017, the Board appointed our new President and Chief Executive Officer. Under his leadership, the Company redefined its business strategy, which resulted in more restrictive lending policies and underwriting standards. On an aggregate basis, this change generally resulted in loans with higher yields, smaller amounts financed and shorter terms.

During the first quarter of fiscal 2019, the Company began using a trailing six-month charge-off analysis, annualized, to calculate the allowance for credit losses. Management believes that using the trailing six-month charge-off analysis, annualized, will more quickly reflect changes in the portfolio as compared to a trailing twelve-months charge-off analysis.

In addition, the Company takes into consideration the composition of the portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). Beginning March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $232,000 and $771,000 for these accounts as of September 30, 2019 and September 30, 2018, respectively.

The provision for credit losses decreased for the three months ended September 30, 2019 compared to the three-months ended September 30, 2018. The decreases were largely due to decreases in the average finance receivables balance and by a slight increase in the net charge-off percentages (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage).  The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2019 was 9.9%, a decrease from 11.2% as of September 30, 2018. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2019 was 4.1%, a decrease from 5.1% as of September 30, 2018. The decrease in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s renewed focus on local branch-based servicing. Beginning on March 2019, when an account is 121 days contractually delinquent, the account is written off and Chapter 13 bankruptcy accounts once confirmed by the relevant court.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended September 30, 2019 and September 30, 2018 the Company granted deferrals to approximately 3.4% and 4.0%, respectively, of total Contracts and Direct Loans. For the six months ended September 30, 2019 the Company granted deferrals to approximately 5.6% and 7.2%, respectively, of total Contracts and Direct Loans. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 19.7% to $15.6 million for the three months ended September 30, 2019 from $19.4 million for the three months ended September 30, 2018. The decrease was primarily due to a 17.0 % decrease in average finance receivables to $232.0 million for the three months ended September 30, 2019 when compared to $279.7 million for the corresponding period ended September 30, 2018. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This shift in focus also allowed us to acquire Contracts at the same yields with lower discounts during the three months ended September 30, 2019 compared to acquisitions during the corresponding period ended September 30, 2018, although combination of the same average yield and lower discounts could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield decreased to 26.9% for the three months ended September 30, 2019 compared to 27.8% for the three months ended September 30, 2018. The net portfolio yield increased to 16.0% for the three months ended September 30, 2019 compared to 12.4% for the three months ended September 30, 2018. The net portfolio yield increased, primarily because of two factors: (i) decrease in the provision for credit losses, as described under “Analysis of Credit Losses”, and (ii) an increase in interest expense as a percentage of average finance receivables (4.0% for the three months ended September 30, 2019 compared to 3.4% for the three months September 30, 2018).

Operating Expenses

Operating expenses increased to approximately $8.9 million for the three months ended September 30, 2019 from approximately $8.0 million for the three months ended September 30, 2018. Increases occurred across expense accounts, including but not limited to marketing expenses, utilities, postage, third party insurance tracking, and repossessions/collection expenses.  Operating expenses as a percentage of average finance receivables increased to 15.4% for the three months ended September 30, 2019 from 11.4% for the three months ended September 30, 2018. These increased percentages were primarily attributed to the decrease in the average finance receivables balance.

Provision Expense

The provision for credit losses decreased to $4.0 million for the three months ended September 30, 2019 from $8.4 million for the three months ended September 30, 2018, largely due to a 17.0 % decrease in the average finance receivables and decrease in the net charge-off percentage to 11.4% for the three months ended September 30, 2019 from 11.9% for the three months ended September 30, 2018. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $2.3 million for the three months ended September 30, 2019 and $2.4 million for the three months ended September 30, 2018. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2019	2018
Variable interest under the Line of Credit facility	2.82%	2.63%
Credit spread under the Line of Credit facility	3.75%	4.00%
Average cost of borrowed funds	6.57%	6.63%

LIBOR rates have decreased (2.10%, which represents three-month LIBOR rate as required by Credit Facility, as of September 30, 2019 compared to 2.25%, which represents one-month LIBOR rate as required by prior Line of Credit, as of September 30, 2018). For further discussions regarding interest rates see “Note 6—Credit Facility”.

Income Taxes

The Company recorded an income tax expense of approximately $92,000 for the three months ended September 30, 2019 compared to income tax expense of approximately $96,000 for the three months ended September 30, 2018. The Company’s effective tax rate increased to 25.6% for the three months ended September 30, 2019 from 14.2% for the three months ended September 30, 2018. The change in the effective tax rate was attributed to the Tax Cuts and Jobs Act, which was implemented in fiscal 2018.

Six months ended September 30, 2019 compared to six months ended September 30, 2018

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, decreased 15.6% to $32.2 million for the six months ended September 30, 2019 from $38.2 million for the six months ended September 30, 2018. The decrease was primarily due to 18.0% decrease in average finance receivables to $236.0 million for the six months ended September 30, 2019 when compared to $288.0 million for the corresponding period ended September 30, 2018. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This shift in focus also allowed us to acquire Contracts at higher yields during the six months ended September 30, 2019 compared to acquisitions during the corresponding period ended September 30, 2018, although the increase in average yield could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The net portfolio yield increased to 16.2% for the six months ended September 30, 2019 compared to 13.5% for the six months ended September 30, 2018, respectively. The net portfolio yield increased, primarily because of two factors: (i) an decrease in the provision for credit losses, as described under “Analysis of Credit Losses”, and (ii) an increase in interest expense as a percentage of average finance receivables (4.1% for the six months ended September 30, 2019 compared to 3.4% for the six months September 30, 2018).

Operating Expenses

Operating expenses increased to approximately $17.9 million for the six months ended September 30, 2019 from approximately $16.8 million for the six months ended September 30, 2018. Increases occurred across expense accounts, including but not limited to acceleration of rent expenses associated with the closure of branches, acquisition costs for Metrolina, and repossessions/collection expenses. Operating expenses as a percentage of average finance receivables increased to 15.2% for the six months ended September 30, 2019 from 11.6% for the six months ended September 30, 2018. These increased percentages were attributed to the decrease in the average finance receivables balance.

Provision Expense

The provision for credit losses decreased to $8.4 for the six months ended September 30, 2019 from $13.8 million for the six months ended September 30, 2018, largely due to 18.0% decrease in the average finance receivables and decrease in the net charge-off percentage to 10.0% for the six months ended September 30, 2019 from 10.4% for the six months ended September 30, 2018. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $4.8 million for the six months ended September 30, 2019 and $4.9 million for the six months ended September 30, 2018. The following table summarizes the Company’s average cost of borrowed funds:

	Six months ended September 30,
	2019	2018
Variable interest under the Line of Credit facility	2.88%	2.46%
Credit spread under the Line of Credit facility	3.75%	4.00%
Average cost of borrowed funds	6.63%	6.46%

LIBOR rates have decreased (2.10%, which represents three-month LIBOR rate, as of September 30, 2019 compared to 2.25%, which represents one-month LIBOR rate, as of September 30, 2018). For further discussions regarding interest rates see “Note 6—Credit Facility”.

Income Taxes

The Company recorded an income tax expense of approximately $298,000 for the six months ended September 30, 2019 compared to income tax expense of approximately $669,000 for the six months ended September 30, 2018. The Company’s effective tax rate decreased to 25.6% for the six months ended September 30, 2019 from 25.8% for the six months ended September 30, 2018.

Contract Procurement

The Company purchases Contracts in the 14 states for fiscal year 2020 listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the three and six-month periods ended September 30, 2019 and 2018, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of September 30,		Three months ended September 30,		Six months ended September 30,
	2019		2019	2018	2019	2018
State	Number of branches		Net Purchases (In thousands)		Net Purchases (In thousands)
FL	17		$4,825	$4,932	$10,129	$11,012
GA	5		2,606	2,256	4,981	4,424
NC	3		1,827	1,815	3,600	3,915
SC	2		1,158	523	2,300	1,162
OH	6		2,821	2,626	5,457	5,829
MI	2		798	796	1,542	1,725
VA	—		—	607	—	1,224
IN	3		1,124	835	2,199	1,569
KY	3		1,226	766	2,194	1,966
AL	2		554	362	1,052	1,079
TN	2		879	418	1,533	1,177
IL	1		249	125	448	349
MO	3		1,260	603	2,229	1,805
KS	1		265	287	563	554
TX	—		—	465	—	1,093
PA	1		409	429	780	908
WI	—	a	103	—	151	—
Total	51		$20,104	$17,845	$39,158	$39,790

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through a Missouri branch.

	Three months ended September 30, (Purchases in thousands)		Six months ended September 30, (Purchases in thousands)
Contracts	2019	2018	2019	2018
Purchases	$20,104	$17,845	$39,158	$39,790
Average APR	23.5%	23.5%	23.5%	23.6%
Average discount	7.9%	8.4%	8.1%	8.4%
Average term (months)	46	47	47	48
Average amount financed	$9,997	$10,133	$10,034	$10,177
Number of Contracts	2,011	1,761	3,903	3,908

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended September 30, (Originations in thousands)		Six months ended September 30, (Originations in thousands)
Originated	2019	2018	2019	2018
Purchases/Originations	$2,988	$1,805	$5,044	$3,502
Average APR	27.4%	26.5%	27.8%	26.1%
Average term (months)	25	25	25	27
Average amount financed	$4,043	$3,646	$3,904	$3,713
Number of loans	739	495	1,285	944

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30, (In thousands)
	2019	2018
Cash provided by (used in):
Operating activities	$2,127	$8,556
Investing activities	388	23,344
Financing activities	(26,229)	(31,739)
Net (decrease) increase in cash	$(23,714)	$161

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

As required under the Credit Facility, the Company is required to maintain at least $3.5 million of unrestricted cash.  Collections are remitted to restricted cash collection accounts, which totaled $9.3 million as of September 30, 2019.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of September 30, 2019.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$4,140	$2,068	$1,858	$214	—
Credit facility	119,500	—	9,958	39,832	69,710
Interest on Credit facility	43,576	7,923	15,846	15,846	3,961
Total	$167,216	$9,991	$27,662	$55,892	$73,671

1.

The Company’s Credit Facility matures on March 31, 2022. Interest on outstanding borrowings under the Credit Facility as of September 30, 2019, is based on an effective interest rate of 6.63%, which includes increased pricing through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

As of September 30, 2019, $119.5 million, or 100.00% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on LIBOR rate of 2.10%, which represents three-month LIBOR rate, as of September 30, 2019) would have resulted in an annual increase of interest expense of approximately $1.2 million.

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

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, the Company reported that its internal control over financial reporting was not effective as of March 31, 2019, as a result of a material weakness. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management identified the following internal control deficiencies that in combination are considered to be a material weakness.

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
•

The Company is undergoing a review of its internal control policies and procedures, and is making changes, as deemed necessary, to ensure items noted in the Management’s Report on Internal Control over Financial Reporting included in the Company’s Annual Report on 10-K for the fiscal year ended March 31, 2019 are in place and operating as intended.

•	The Company hired an additional Assistant Controller during the first quarter of fiscal 2020.
•	The Company hired a SEC Reporting Manager during the second quarter of fiscal 2020.

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

Notwithstanding the material weakness, which still exists as of September 30, 2019, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: November 14, 2019	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	/s/ Kelly M. Malson
Kelly M. Malson
Chief Financial Officer
(Principal Financial Officer)