Form 10-Q
period 2019-12-31
NICHOLAS FINANCIAL INC
filed 2020-02-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2019

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

As of February 12, 2020, approximately 12.6 million shares, no par value, of the Registrant were outstanding (of which 4.7 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.9 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31, 2019 (Unaudited)	March 31, 2019
Assets
Cash	$15,801	$35,595
Restricted cash	8,305	2,047
Finance receivables, net	190,327	202,042
Repossessed assets	1,500	1,924
Income taxes receivable	1,669	1,654
Prepaid expenses and other assets	3,001	1,378
Property and equipment, net	522	656
Intangibles	65	—
Goodwill	295	—
Deferred income taxes	6,597	7,124
Total assets	$228,082	$252,420
Liabilities and shareholders’ equity
Credit facility	$119,450	$145,000
Unamortized debt issuance costs	(2,682)	(2,381)
Net long-term debt	116,768	142,619
Accounts payable and accrued expenses	5,322	4,916
Total liabilities	122,090	147,535
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,664 and 12,624 shares issued, respectively; and 7,926 and 7,910 shares outstanding, respectively	34,813	34,660
Treasury stock: 4,738 and 4,714 common shares, at cost, respectively	(70,675)	(70,459)
Retained earnings	141,854	140,684
Total shareholders’ equity	105,992	104,885
Total liabilities and shareholders’ equity	$228,082	$252,420

The following table represents the assets and liabilities of our consolidated variable interest entity as follows:

	December 31, 2019 (Unaudited)	March 31, 2019
Assets
Restricted cash	$8,305	$2,047
Finance receivables, net	173,084	187,584
Repossessed assets	1,339	—
Total assets	$182,728	$189,631
Liabilities
Credit facility	$116,768	$142,619
Accounts payable and accrued expenses	586	—
Total liabilities	$117,354	$142,619

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Interest and fee income on finance receivables	$14,973	$16,740	$47,199	$54,903
Expenses:
Marketing	402	652	1,240	1,756
Salaries and employee benefits	4,629	4,575	14,168	14,182
Administrative	2,825	2,530	10,148	8,387
Provision for credit losses	4,597	7,870	12,982	21,670
Amortization of intangibles	14	—	42	—
Depreciation	80	91	250	290
Interest expense	1,886	2,303	6,672	7,228
Total expenses	14,433	18,021	45,502	53,513
Income (loss) before income taxes	540	(1,281)	1,697	1,390
Income tax expense (benefit)	229	(376)	527	293
Net income (loss)	$311	$(905)	$1,170	$1,097
Earnings (loss) per share:
Basic	$0.04	$(0.12)	$0.15	$0.14
Diluted	$0.04	$(0.12)	$0.15	$0.14

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended December 31, 2019
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at September 30, 2019	7,925	$34,749	$(70,459)	$141,543	$105,833
Exercise of stock options	1	5	—	—	5
Share-based compensation	—	59	—	—	59
Treasury stock repurchases	—	—	(216)	—	(216)
Net income	—	—	—	311	311
Balance at December 31, 2019	7,926	$34,813	$(70,675)	$141,854	$105,992

	Three Months Ended December 31, 2018
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at September 30, 2018	7,904	$34,589	$(70,459)	$146,334	$110,464
Issuance of restricted stock awards	6	—	—	—	—
Exercise of stock options	1	5	—	—	5
Cancellation of restricted stock awards	(3)	—	—	—	—
Shared-based compensation	—	27	—	—	27
Net (loss)	—	—	—	(905)	(905)
Balance at December 31, 2018	7,908	$34,621	$(70,459)	$145,429	$109,591

	Nine Months Ended December 31, 2019
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2019	7,910	$34,660	$(70,459)	$140,684	$104,885
Issuance of restricted stock awards	39	—	—	—	—
Exercise of stock options	2	5	—	—	5
Cancellation of restricted stock awards	(25)	—	—	—	—
Share-based compensation	—	148	—	—	148
Treasury stock repurchases	—	—	(216)	—	(216)
Net income	—	—	—	1,170	1,170
Balance at December 31, 2019	7,926	$34,813	$(70,675)	$141,854	$105,992

	Nine Months Ended December 31, 2018
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2018	7,895	$34,564	$(70,459)	$144,332	$108,437
Issuance of restricted stock awards	23	—	—	—	—
Exercise of stock options	12	16	—	—	16
Cancellation of restricted stock awards	(22)	—	—	—	—
Share-based compensation	—	41	—	—	41
Net income	—	—	—	1,097	1,097
Balance at December 31 2018	7,908	$34,621	$(70,459)	$145,429	$109,591

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$1,170	$1,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	250	290
Amortization of intangibles	42	—
Amortization of debt issuance costs	324	860
Gain on sale of property and equipment	(9)	(38)
Repossessed assets	517	215
Provision for credit losses	12,982	21,670
Amortization of dealer discounts	(6,138)	(8,140)
Amortization of insurance and fee commissions	(1,984)	(1,508)
Accretion of purchase price discount	(1,453)	—
Deferred income taxes	527	851
Share-based compensation	148	41
Changes in operating assets and liabilities:
Accrued interest receivable	(199)	221
Prepaid expenses and other assets	(1,605)	(541)
Accounts payable and accrued expenses	350	(1,717)
Income taxes receivable	(15)	(610)
Unearned insurance and fee commissions	182	—
Net cash provided by operating activities	5,089	12,691
Cash flows from investing activities
Purchase and origination of finance receivables	(66,572)	(56,266)
Principal payments received	94,994	91,386
Net assets acquired from branch acquisitions, primarily loans	(20,483)	—
Purchase of property and equipment	(81)	(113)
Proceeds from sale of property and equipment	7	62
Net cash provided by investing activities	7,865	35,069
Cash flows from financing activities
Repayments on credit facility	(38,950)	(45,750)
Proceeds from the credit facility	13,400	—
Payment of loan originations fees	(729)	(400)
Proceeds from exercise of stock options	5	16
Repurchases of treasury stock	(216)	—
Net cash used in financing activities	(26,490)	(46,134)
Net (decrease) increase in cash and restricted cash	(13,536)	1,626
Cash and restricted cash at the beginning of period	37,642	2,626
Cash and restricted cash at the end of period	$24,106	$4,252

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying consolidated balance sheet as of March 31, 2019, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the Securities and Exchange Commission on June 28, 2019. The March 31, 2019 consolidated balance sheet included herein has been derived from the March 31, 2019 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

As of February 2019, Chapter 13 bankruptcy accounts are charged-off at the time the bankruptcy status is confirmed on the account. Chapter 13 bankruptcy accounts, for which the corresponding bankruptcy plan has not been confirmed by the relevant court as of December 31, 2019 are accounted for under the cost-recovery method. Interest income on Chapter 13 bankruptcy accounts does not resume until all principal amounts are recovered.

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

The entire amount of discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended December 31, 2019 and 2018 was 7.6% and 8.1% and 7.9% and 8.3% for the nine months ended December 31, 2019 and 2018, respectively, in relation to the total amount financed.

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

	Three months ended December 31, (In thousands, except per share amounts)		Nine months ended December 31, (In thousands, except per share amounts)
	2019	2018	2019	2018
Numerator:
Net income (loss)	$311	$(905)	$1,170	$1,097
Less: Allocation of earnings to participating securities	(2)	5	(6)	(10)
Net income (loss) allocated to common stock	$309	$(900)	$1,164	$1,087
Basic earnings per share computation:
Net income (loss) allocated to common stock	$309	$(900)	$1,164	$1,087
Weighted average common shares outstanding, including shares considered participating securities	7,970	7,859	7,901	7,855
Less: Weighted average participating securities outstanding	(52)	(46)	(40)	(68)
Weighted average shares of common stock	7,918	7,813	7,861	7,787
Basic earnings (loss) per share	$0.04	$(0.12)	$0.15	$0.14
Diluted earnings per share computation:
Net income (loss) allocated to common stock	$309	$(900)	$1,164	$1,087
Undistributed earnings re-allocated to participating securities	2	—	6	—
Numerator for diluted earnings (loss) per share	$311	$(900)	$1,170	$1,087
Weighted average common shares outstanding for basic earnings per share	7,918	7,813	7,861	7,787
Incremental shares from stock options	1	7	1	—
Weighted average shares and dilutive potential common shares	7,919	7,820	7,862	7,787
Diluted earnings (loss) per share	$0.04	$(0.12)	$0.15	$0.14

Diluted earnings per share do not include the effect of certain stock options as their impact would be anti-dilutive. For the three months ended December 31, 2019 and 2018, potential shares of common stock from stock options totaling 62,400 and 35,000, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive. For the nine months ended December 31, 2019 and 2018, potential shares of common stock from stock options totaling 62,400 and 68,600, respectively, were not included in the diluted earnings per share calculation because their effect is anti-dilutive.

4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	December 31, 2019	March 31, 2019	December 31, 2018
Finance receivables	$211,813	$228,994	$250,279
Accrued interest receivable	3,088	2,889	2,421
Unearned dealer discounts	(8,436)	(10,083)	(10,757)
Unearned insurance and fee commissions	(2,644)	(2,826)	(2,758)
Finance receivables, net of unearned	203,821	218,974	239,185
Purchase price discount	(222)	—	—
Allowance for credit losses	(13,272)	(16,932)	(19,975)
Finance receivables, net	$190,327	$202,042	$219,210

During the quarter ended December 31, 2019, the Company completed a bulk asset purchase of $1.1 million of Contract loans.

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of December 31,
Contract Portfolio	2019	2018
Average APR	22.7%	22.7%
Average discount	7.7%	7.5%
Average term (months)	51	53
Number of active contracts	25,995	29,061

	As of December 31,
Direct Loan Portfolio	2019	2018
Average APR	27.0%	26.0%
Average term (months)	26	27
Number of active contracts	3,376	2,641

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of December 31, 2019, the average model year of vehicles collateralizing the portfolio was a 2011 vehicle.

Direct Loans are typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is “typically” less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of December 31, 2019, loans made by the Company pursuant to its Direct Loan program constituted approximately 5.4% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Additionally, credit loss trends over several reporting periods are utilized in estimating future losses and overall portfolio performance. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended December 31, 2019 and 2018:

	Three months ended December 31, 2019			Nine months ended December 31, 2019
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$12,680	$850	$13,530	$16,575	$357	$16,932
Provision for credit losses	4,597	-	4,597	12,177	805	12,982
Charge-offs	(7,350)	(144)	(7,494)	(22,057)	(483)	(22,540)
Recoveries	2,626	13	2,639	5,858	40	5,898
Balance at December 31, 2019	$12,553	$719	$13,272	$12,553	$719	$13,272

	Three months ended December 31, 2018			Nine months ended December 31, 2018
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$18,692	$484	$19,176	$19,433	$833	$20,266
Provision for credit losses	7,743	127	7,870	21,655	15	21,670
Charge-offs	(7,337)	(103)	(7,440)	(22,965)	(357)	(23,322)
Recoveries	359	10	369	1,334	27	1,361
Balance at December 31, 2018	$19,457	$518	$19,975	$19,457	$518	$19,975

During the first quarter of the fiscal year ending March 31, 2019, the Company began using the trailing six-month charge-offs, annualized, to calculate the allowance for credit losses. Additionally, the Company completed bulk sales of charge-off accounts, which included $1.5 million of bankruptcy accounts and $0.1 million of non-performing accounts. These bulk sales impacted the provision for credit losses, charge-off, and recoveries amounts for the three and nine months ended for December 31, 2019, respectively. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	December 31, 2019			December 31, 2018
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$191,773	$11,229	$203,002	$224,248	$8,272	$232,520
Non-performing accounts	8,319	194	8,513	13,935	198	14,133
Total	200,092	11,423	211,515	238,183	8,470	246,653
Chapter 13 bankruptcy accounts	289	9	298	3,564	62	3,626
Finance receivables	$200,381	$11,432	$211,813	$241,747	$8,532	$250,279

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

The Company does consider Chapter 13 bankruptcy accounts, for which the corresponding bankruptcy plan has not been confirmed as of the period end to be troubled debt restructurings and included in the Company’s allowance for credit losses is a specific reserve of approximately $774,000 for these accounts as of December 31, 2018. Based on declining balances of the bankruptcy accounts and the overall portfolio, the Company determined that no additional reserves for bankruptcy accounts was warranted as of December 31, 2019.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
December 31, 2019	$200,092	$16,748	$5,993	$2,279	$47	$25,067
		8.37%	3.00%	1.14%	0.02%	12.53%
December 31, 2018	$238,183	$19,552	$7,577	$3,919	$2,439	$33,487
		8.21%	3.18%	1.65%	1.02%	14.06%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
December 31, 2019	$11,423	$331	$123	$68	$3	$525
		2.90%	1.08%	0.60%	0.03%	4.60%
December 31, 2018	$8,470	$189	$95	$35	$68	$387
		2.23%	1.12%	0.41%	0.80%	4.57%

5. Goodwill and Intangibles

On April 30, 2019, the Company completed an acquisition of three branches, representing substantially all of the assets, of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”). Two acquired branches are located in the state of North Carolina and one branch is located in South Carolina. Based on its evaluation of the agreement, the Company accounted for the acquisition as a business combination. In conjunction with the acquisition, the Company allocated the purchase price, tangible assets, and intangible assets among the acquired branches based on the fair values of their respective acquired assets. As of December 31, 2019, the accounting related to this acquisition is preliminary. The final determination of the fair value of the customer lists and goodwill will be completed within the twelve-month measurement period from the date of the acquisition as required by FASB ASC Topic 805-10-25. The Company recorded the following goodwill and intangibles in its preliminary accounting for this acquisition.

As of
December 31, 2019
Acquisitions:
Number of branches acquired through business combinations	3
Purchase price	$20,483
Tangible assets:
Finance receivable, net	20,097
Other assets	144
Assumed liabilities	(160)
Total net tangible assets	20,081
Excess of purchase prices over carrying value of net tangible assets	$402

Indirect dealer network relationships	$64
Direct customer relationships	43
Goodwill	295
Total goodwill and intangible assets	$402

For the measurement period adjustment, for three months ended as of December 31, 2019, the Company reduced an insignificant amount of liabilities related to the purchase of Metrolina with a corresponding reduction to goodwill. For the nine months ended as of December 31, 2019, the Company incurred approximately $278,000 in expenses related to the purchase of the Metrolina assets.

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

Pursuant to a related security agreement (the “Security Agreement”), NF Funding I granted a security interest in substantially all of its assets as collateral for its obligations under the Credit Facility. In addition, NFI pledged the equity interests of NF Funding I, as additional collateral.

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

Future maturities of debt as of December 31, 2019 are as follows:

(in thousands)
Quarter Ended December 31,
2020	$—
2021	—
2022	19,908
2023	39,816
2024	39,816
Thereafter	19,910
$119,450

Prior Line of Credit

Prior to March 29, 2019, the Company utilized a line of credit facility (the “Line of Credit”) ranging from $140 million to $225 million during fiscal years 2019 and 2018.  On March 29, 2019 the Company paid-off in full the Line of Credit in connection with the new Credit Facility.  Pledged as collateral for this Line of Credit were all the assets of the Company.

The credit agreement for the Line of Credit required compliance with certain financial ratios and covenants and satisfaction of specified financial tests, including maintenance of asset quality and performance tests. The Company’s operating results in prior years provided indicators that the Company may not have been able to continue to comply with certain of the required financial ratios, covenants and financial tests prior to the maturity date of the Line of Credit in the absence of amendments to the corresponding credit agreement or waivers. On November 2, 2018, the Company entered into a Waiver and Amendment No. 9 (“Amendment No. 9”) to the credit agreement governing the Line of Credit. Among other things, Amendment No. 9 waived compliance with the minimum interest coverage ratio and minimum loss reserve requirements for the measurement period ending August 31, 2018. On February 12, 2019, the Company entered into a Waiver and Amendment No. 10 (Amendment No. 10) to the credit agreement. Among other things, Amendment No. 10:

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

Note 7. Income Taxes

The Company recorded an income tax expense of approximately $229,000 for the three months ended December 31, 2019 compared to income tax benefit of approximately $376,000 for the three months ended December 31, 2018. The Company’s effective tax rate increased to 42.4% for the three months ended December 31, 2019 from 29.4% for the three months ended December 31, 2018. The Company recorded an income tax expense of approximately $527,000 for the nine months ended December 31, 2019 compared to income tax expense of approximately $293,000 for the nine months ended December 31, 2018. The Company’s effective tax rate increased to 31.1% for the nine months ended December 31, 2019 from 21.1% for the nine months ended December 31, 2018. The changes in the effective tax rate was attributed to discrete items, primarily related to state apportionment rates, for the three months ended and for the nine months ended, December 31, 2019, respectively.

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

The Company’s lease liability was $2.2 million as of December 31, 2019. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The lease asset was $2.2 million as of December 31, 2019. This asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as of the adoption of the new lease standard.

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

The Company had elected the practical expedient of combining lease and non-lease components for its real estate leases in calculating the present value of the fixed payments without having to perform an allocation between the types of lease components. Future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2019, are as follows:

in thousands
2020 (remaining three months)	$530
2021	1,772
2022	988
2023	483
2024	73
Thereafter	$224
Total future minimum lease payments	4,070
Present value adjustment	(1,884)
Operating lease liability	$2,186

The following table reports information about the Company’s lease cost for the three months ended December 31, 2019 (in thousands):

Lease cost:
Operating lease cost	$431
Variable lease cost	106
Total lease cost	$537

The following table reports information about the Company’s lease cost for the nine months ended December 31, 2019 (in thousands):

Lease cost:
Operating lease cost	$1,353
Variable lease cost	334
Total lease cost	$1,687

The following table reports other information about the Company’s leases for the three months ended December 31, 2019 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$557
Operating Lease - Operating Cash Flows (Liability Reduction)	$566
Weighted Average Lease Term - Operating Leases	3.0 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the nine months ended December 31, 2019 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$495
Operating Lease - Operating Cash Flows (Liability Reduction)	$482
Weighted Average Lease Term - Operating Leases	2.4 years
Weighted Average Discount Rate - Operating Leases	6.5%

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

Based on current market conditions, any new or renewed credit facility would be expected to contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of December 31, 2019 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on LIBOR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
December 31. 2019	$24,106	$—	$—	$24,106	$24,106
March 31, 2019	$37,642	$—	$—	$37,642	$37,642
Finance receivables:
December 31. 2019	$—	$—	$190,327	$190,327	$190,327
March 31, 2019	$—	$—	$202,042	$202,042	$202,042
Repossessed assets:
December 31. 2019	$—	$—	$1,500	$1,500	$1,500
March 31, 2019	$—	$—	$1,924	$1,924	$1,924
Credit facility:
December. 2019	$—	$119,450	$—	$119,450	$119,450
March 31, 2019	$—	$145,000	$—	$145,000	$145,000

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

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE remain distinct from the Company):

	December 31 2019 (Unaudited)	March 31, 2019
Assets
Restricted cash	$8,305	$2,047
Finance receivables, net	173,084	187,584
Repossessed assets	1,339	—
Total assets	$182,728	$189,631
Liabilities
Credit facility	$116,768	$142,619
Accounts payable and accrued expenses	586	—
Total liabilities	$117,354	$142,619

Note 13. Stock Plans

In May 2019, the Company’s Board of Directors (“Board”) authorized a new stock repurchase program allowing for the repurchase of up to $8.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately.

The timing and actual number of sharers will depend on a variety of factors, including stock price, corporate and regulatory requirements and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

In August 2019, the Company’s Board authorized additional repurchase of up to $1.0 million of the Company’s outstanding shares.

The table shown on the next page summarizes treasury share transactions under the Company’s stock repurchase program.

	Three months ended December 31, (In thousands)
	2019		2018
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	4,714	$(70,459)	4,714	$(70,459)
Treasury shares purchased	24	(216)	-	-
Treasury shares at the end of period	4,738	$(70,675)	4,714	$(70,459)

	Nine months ended December 31, (In thousands)
	2019		2018
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	4,714	$(70,459)	4,714	$(70,459)
Treasury shares purchased	24	(216)	-	-
Treasury shares at the end of period	4,738	$(70,675)	4,714	$(70,459)

During 2019, the Company repurchased a total of 24,000 shares of common stock at an aggregate cost of $0.2 million and average cost per share of $8.88.  The Company intends to continue repurchases under its active share repurchase program through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934.

Note 14. Subsequent Event

Bulk Purchase: In January 2020, the Company completed a bulk purchase of Contract loans of approximately $0.9 million.

Share Repurchases: For the period January 1, 2020 through February 12, 2020, the Company repurchased an additional 20,000 shares of our common stock for $0.2 million at an average price of $8.49 per share. The total shares repurchased through February 12, 2020 under the plan in aggregate is 44,000 shares for $0.4 million an average price of $8.75.

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

The CFPB also has stated that it expects to conduct separate rulemaking to identify larger participants in the installment lending market for purposes of its supervision program. This initiative was classified as “inactive” on the CFPB’s Spring 2018 rulemaking agenda, but the CFPB indicated that such action was not a decision on the merits. Though the likelihood and timing of any such rulemaking is uncertain, the Company believes that the threshold of at least 10,000 aggregate annual direct loan originations would likely bring this reporting segment of the Company’s business under the CFPB’s supervisory authority which, among other things, would subject the Company to reporting obligations to, and on-site compliance examinations by the CFPB.

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

Introduction

For the three months ended December 31, 2019, the net dilutive earnings per share increased to $0.04 as compared to net dilutive loss per share of $0.12 for the three months ended December 31, 2018. Net income was $0.3 million for the three months ended December 31, 2019 as compared to a net loss of $0.9 million for the three months ended December 31, 2018. Revenue decreased 10.6% to $15.0 million for the three months ended December 31, 2019 as compared to $16.7 million for the three months ended December 31, 2018, due to a 15.9% decrease in average finance receivables, compared to the prior year quarter.

For the nine months ended December 31, 2019, per share diluted earnings increased to $0.15 as compared to $0.14 for the nine months ended December 31, 2018. Net income was $1.2 million and $1.1 million for the nine months ended December 31, 2019 and 2018, respectively. Revenue decreased 14.0% to $47.2 million for the nine months ended December 31, 2019 as compared to $54.9 million for the nine months ended December 31, 2018, due to 17.4% decrease in average finance receivables compared to the prior year period.

With the Company’s renewed focus on its core business of financing primary transportation to and from work for the subprime borrower, the Company has been able to increase an average yield above 27%. The average portfolio yield for the three months ended December 31, 2019 was 27.3% compared to 25.7% for the three months ended December 31, 2018, and for the nine months ended December 31, 2019 was 27.3% compared to 26.2% for the nine months ended December 31, 2018.

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

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2019	2018	2019	2018
Portfolio Summary
Average finance receivables (1)	$219,618	$261,036	$230,527	$279,023
Average indebtedness (2)	$119,518	$127,332	$136,164	$143,693
Interest and fee income on finance receivables	$14,973	$16,740	$47,199	$54,903
Interest expense	1,886	2,303	6,672	7,228
Net interest and fee income on finance receivables	$13,087	$14,437	$40,527	$47,675
Gross portfolio yield (3)	27.27%	25.65%	27.30%	26.24%
Interest expense as a percentage of average finance receivables	3.45%	3.53%	3.86%	3.45%
Provision for credit losses as a percentage of average finance (7) receivables	8.37%	12.06%	7.51%	10.36%
Net portfolio yield (3)	15.45%	10.06%	15.93%	12.43%
Operating expenses as a percentage of average finance receivables	14.48%	12.03%	14.95%	11.76%
Pre-tax yield as a percentage of average finance receivables (4)	0.97%	(1.97)%	0.98%	0.67%
Net charge-off percentage (5) (7)	8.84%	10.84%	9.63%	10.49%
Allowance percentage (6) (7)	6.04%	7.65%	5.76%	7.16%

Note: All three-month and six-month statement of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Credit Facility.
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
(7)

The Company completed bulk sales of charge-off accounts, which included $1.5 million of bankruptcy accounts and $0.1 million of non-performing accounts. These bulk sales impacted the provision for credit losses, net charge-off, and allowance percentages for December 31, 2019.

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

The Company’s principal goals are to increase its profitability and its long-term shareholder value through the measured acquisition of Contracts in existing markets and broadening the geographic area in which its current branches operate. The Company seeks to strengthen its automobile financing program in 16 states—Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan,

Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, and Wisconsin—in which it currently operates by employing its core branch-based business model in each market it services, while supporting its branch network with targeted centralized servicing departments. The Company is exploring expansion of automobile financing programs in 3 states—Idaho, Iowa, and Utah.

Being cognizant of the Company’s increasing operating expenses as a percent of income, as a result of its shrinking portfolio due to the increased focus on deal structure and pricing over volume, the Company decided to exit the states of Texas and Virginia resulting in the closure of four branches, during the fourth quarter of fiscal 2019. Additionally, the Company merged the Raleigh and Charlotte, NC markets and merged some of the Atlanta, GA branches. The Company also continues to look for expansion opportunities both in states in which it currently operates and in new states. Recently, the Company has expanded operations into Columbia, South Carolina; Milwaukee, Wisconsin; and Wichita, Kansas; while continuing to evaluate new states, including Iowa, Nevada, Arizona, and Utah. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

On April 30, 2019 the Company acquired substantially all of the assets of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”).  Metrolina provides automobile financing to consumers through direct loans and through purchases of retail installment sales contracts originated by automobile dealers in the states of North Carolina and South Carolina. This acquisition represents.  If other opportunities arise, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers or lenders in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations, although it can provide no assurances as to whether or when it will make any such acquisitions.

The Company is currently licensed to provide Direct Loans in 13 states— Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, South Carolina, and Tennessee. The Company solicits current and former customers in these states for the purpose of selling Direct Loans to such customers, and the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 2% and 10% of its total portfolio for the foreseeable future. The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

Analysis of Credit Losses

In December 2017, the Board appointed our current President and Chief Executive Officer. Under his leadership, the Company redefined its business strategy, which resulted in more restrictive lending policies and underwriting standards. On an aggregate basis, this change generally resulted in loans with higher yields, smaller amounts financed and shorter terms.

During the first quarter of fiscal 2019, the Company began using a trailing six-month charge-off analysis, annualized, to calculate the allowance for credit losses. Management believes that using the trailing six-month charge-off analysis, annualized, will more quickly reflect changes in the portfolio as compared to a trailing twelve-month charge-off analysis.

In addition, the Company takes into consideration the composition of the portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans. During the quarter, the Company completed bulk sales of charge-off accounts, which included $1.5 million of bankruptcy accounts and $0.1 million of non-performing accounts. These bulk sales impacted the provision for credit losses, net charge-off, and allowance percentages for December 31, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). Beginning March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $0 and $774,000 for these accounts as of December 31, 2019 and December 31, 2018, respectively. Based on declining balances of the bankruptcy accounts and the overall portfolio, the Company determine that no additional reserves for bankruptcy accounts was warranted as of December 31, 2019.

The provision for credit losses decreased for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decreases were largely due to decreases in the average finance receivables balance and by a decrease in the net charge-off percentage (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage). In the three months ended December 31, 2019, the Company completed bulk sales of charge-off accounts, which included $1.5 million of bankruptcy accounts and $0.1 million of non-performing accounts. These bulk sales impacted the provision for credit losses, net charge-off, and allowance percentages for December 31, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2019 was 12.5%, a decrease from 14.1% as of December 31, 2018. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, was 4.6%, for both December 31, 2019 and December 31, 2018. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s renewed focus on local branch-based servicing. As of March 2019, the Company changed its charge-off policy from 181 days past due to 121 days past due, which aligned with industry standards and the sub-prime nature of the customers. In the event of repossession, the charge-off will occur in the month in which the vehicle is repossessed.  Based on these actions, improving servicing, and stricter underwriting policies, management has seen improvements in the delinquency rates.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended December 31, 2019 and December 31, 2018 the Company granted deferrals to approximately 1.3% and 2.4%, respectively, of total Contracts and Direct Loans. For the nine months ended December 31, 2019 and December 31, 2018 the Company granted deferrals to approximately 1.1% and 9.4%, respectively, of total Contracts and Direct Loans. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Three months ended December 31, 2019 compared to three months ended December 31, 2018

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 10.6% to $15.0 million for the three months ended December 31, 2019 from $16.7 million for the three months ended December 31, 2018. The decrease was primarily due to a 15.9% decrease in average finance receivables to $219.6 million for the three months ended December 31, 2019 when compared to $261.0 million for the corresponding period ended December 31, 2018. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. Continuing this operating strategy allowed us to acquire Contracts at the same yields with lower discounts during the three months ended December 31, 2019 compared to acquisitions during the corresponding period ended December 31, 2018, although combination of the same average yield and lower discounts could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield increased to 27.3% for the three months ended December 31, 2019 compared to 25.7% for the three months ended December 31, 2018. The net portfolio yield increased to 15.5% for the three months ended December 31, 2019 compared to 10.1% for the three months ended December 31, 2018. The net portfolio yield increased primarily due to the decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses were approximately $7.9 million for the three months ended December 31, 2019 and December 31, 2018, respectively. Operating expenses as a percentage of average finance receivables increased to 14.5% for the three months ended December 31, 2019 from 12.0% for the three months ended December 31, 2018. These increased percentages were primarily attributed to the decrease in the average finance receivables balance. Additionally, the Company completed bulk sales of charge-off accounts, which included $1.5 million of bankruptcy accounts and $0.1 million of non-performing accounts. These bulk sales impacted the provision for credit losses, net charge-off, and allowance percentages for December 31, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Provision Expense

The provision for credit losses decreased to $4.6 million for the three months ended December 31, 2019 from $7.9 million for the three months ended December 31, 2018, largely due to a 15.9% decrease in the average finance receivables and decrease in the net charge-off percentage to 8.8% for the three months ended December 31, 2019 from 10.8% for the three months ended December 31, 2018. Additionally, the Company completed bulk sales of charge-off accounts, which included $1.5 million of bankruptcy accounts and $0.1 million of non-performing accounts. These bulk sales impacted the provision for credit losses, net charge-off, and allowance percentages for December 31, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $1.9 million for the three months ended December 31, 2019 and $2.3 million for the three months ended December 31, 2018. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2019	2018
Variable interest under the Line of Credit facility	2.56%	3.23%
Credit spread under the Line of Credit facility	3.75%	4.00%
Average cost of borrowed funds	6.31%	7.23%

LIBOR rates have decreased (1.93%, which represents three-month LIBOR rate as required by Credit Facility, as of December 31, 2019 compared to 2.46%, which represents one-month LIBOR rate as required by prior Line of Credit, as of December 31, 2018). For further discussions regarding interest rates see “Note 6—Credit Facility”.

Income Taxes

The Company recorded an income tax expense of approximately $229,000 for the three months ended December 31, 2019 compared to income tax benefit of approximately $376,000 for the three months ended December 31, 2018. The Company’s effective tax rate increased to 42.4% for the three months ended December 31, 2019 from 29.4% for the three months ended December 31, 2018. The changes in the effective tax rate was attributed to discrete items, primarily related to state apportionment rates.

Nine months ended December 31, 2019 compared to nine months ended December 31, 2018

Interest Income and Loan Portfolio

Interest and fee income on finance receivables decreased 14.0% to $47.2 million for the nine months ended December 31, 2019 from $54.9 million for the nine months ended December 31, 2018. The decrease was primarily due to 17.4% decrease in average finance receivables to $230.5 million for the nine months ended December 31, 2019 when compared to a $279.0 million for the corresponding period ended December 31, 2018. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. Continuing this operating strategy allowed us to acquire Contracts at higher yields during the nine months ended December 31, 2019 compared to acquisitions during the corresponding period ended December 31, 2018, although the increase in average yield could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The net portfolio yield increased to 15.9% for the nine months ended December 31, 2019 compared to 12.4% for the nine months ended December 31, 2018. The net portfolio yield increased, primarily because of two factors: (i) an decrease in the provision for credit losses, as described under “Analysis of Credit Losses”, and (ii) an increase in interest expense as a percentage of average finance receivables (3.9% for the nine months ended December 31, 2019 compared to 3.5% for the nine months December 31, 2018).

Operating Expenses

Operating expenses increased to approximately $25.9 million for the nine months ended December 31, 2019 from approximately $24.6 million for the nine months ended December 31, 2018. Increases occurred across expense accounts, including but not limited to acceleration of dealers’ spiffs expenses, bank/custody fees, professional/consulting fees, and repossessions/collection expenses. Operating expenses as a percentage of average finance receivables increased to 15.0% for the nine months ended December 31, 2019 from 11.8% for the nine months ended December 31, 2018. These increased percentages were attributed to the decrease in the average finance receivables balance. During the quarter, the Company completed bulk sales of charge-off accounts, which included $1.5 million of bankruptcy accounts and $0.1 million of non-performing accounts. These bulk sales impacted the provision for credit losses, net charge-off, and allowance percentages for December 31, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Provision Expense

The provision for credit losses decreased to $13.0 million for the nine months ended December 31, 2019 from $21.7 million for the nine months ended December 31, 2018, largely due to a 17.4% decrease in the average finance receivables and decrease in the net charge-off percentage to 9.6% for the nine months ended December 31, 2019 from 10.5% for the nine months ended December 31, 2018. For the three months ended December 31, 2019, the Company completed bulk sales of charge-off accounts, which included $1.5 million of bankruptcy accounts and $0.1 million of non-performing accounts. These bulk sales impacted the provision for credit losses, net charge-off, and allowance percentages for December 31, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $6.7 million for the nine months ended December 31, 2019 and $7.3 million for the nine months ended December 31, 2018. The following table summarizes the Company’s average cost of borrowed funds:

	Nine months ended December 31,
	2019	2018
Variable interest under the Line of Credit facility	2.78%	2.46%
Credit spread under the Line of Credit facility	3.75%	4.00%
Average cost of borrowed funds	6.53%	6.46%

LIBOR rates have decreased (1.93%, which represents three-month LIBOR rate, as of December 31, 2019 compared to 2.46%, which represents one-month LIBOR rate, as of December 31, 2018). For further discussions regarding interest rates see “Note 6—Credit Facility”.

Income Taxes

The Company recorded an income tax expense of approximately $527,000 for the nine months ended December 31, 2019 compared to income tax expense of approximately $293,000 for the nine months ended December 31, 2018. The Company’s effective tax rate increased to 31.1% for the nine months ended December 31, 2019 from 21.1% for the nine months ended December 31, 2018. The changes in the effective tax rate was attributed to discrete items, primarily related to state apportionment rates.

Contract Procurement

The Company purchases Contracts in the 15 states for fiscal year 2020 listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the three and nine-month periods ended December 31, 2019 and 2018, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of December 31,		Three months ended December 31,		Nine months ended December 31,
	2019		2019	2018	2019	2018
State	Number of branches		Net Purchases (In thousands)		Net Purchases (In thousands)
FL	16		$4,242	$4,646	$14,371	$15,886
GA	5		2,415	1,842	7,396	6,289
NC	3		1,942	1,419	5,542	5,352
SC	2		1,197	492	3,497	1,651
OH	6		2,158	2,498	7,615	8,371
MI	2		807	801	2,349	2,543
VA	0		—	275	—	1,484
IN	2		808	799	3,007	2,749
KY	3		798	863	2,992	2,826
AL	2		554	227	1,606	966
TN	2		906	665	2,439	1,847
IL	1		244	181	692	545
MO	3		1,072	650	3,301	2,089
KS	1		241	259	804	813
TX	0		—	435	—	1,539
PA	1		383	424	1,164	1,316
WI	0	a	98	-	249	-
NV	0		17	-	17	-
Total	49		$17,880	$16,476	$57,038	$56,266

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through a Missouri branch.

	Three months ended December 31, (Purchases in thousands)		Nine months ended December 31, (Purchases in thousands)
Contracts	2019	2018	2019	2018
Purchases	$17,880	$16,476	$57,038	$56,266
Average APR	23.3%	23.5%	23.4%	23.6%
Average discount	7.6%	8.1%	7.9%	8.3%
Average term (months)	47	47	47	47
Average amount financed	$10,200	$10,139	$10,089	$10,164
Number of Contracts	1,753	1,625	5,656	5,533

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended December 31, (Originations in thousands)		Nine months ended December 31, (Originations in thousands)
Originated	2019	2018	2019	2018
Purchases/Originations	$4,490	$2,999	$9,534	$6,501
Average APR	28.4%	25.9%	28.0%	26.0%
Average term (months)	24	25	24	26
Average amount financed	$3,949	$4,063	$3,919	$3,829
Number of loans	1,137	738	2,422	1,682

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31, (In thousands)
	2019	2018
Cash provided by (used in):
Operating activities	$5,089	$12,691
Investing activities	7,865	35,069
Financing activities	(26,490)	(46,134)
Net (decrease) increase in cash	$(13,536)	$1,626

The Company’s primary use of working capital for the quarter ended December 31, 2019 was funding the purchase of Contracts and bulk asset purchases, which are financed substantially through cash from principal and interest payments received, and the Credit Facility (as defined below).

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

As required under the Credit Facility, the Company is required to maintain at least $3.5 million of unrestricted cash.  Collections are remitted to restricted cash collection accounts, which totaled $8.3 million as of December 31, 2019.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of December 31, 2019.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$4,070	$1,943	$1,734	$203	190
Credit facility	119,450	—	19,908	79,632	19,910
Interest on Credit facility	42,900	7,800	15,600	15,600	3,900
Total	$166,420	$9,743	$37,242	$95,435	$24,000

1.

The Company’s Credit Facility matures on March 31, 2022. Interest on outstanding borrowings under the Credit Facility as of December 31, 2019, is based on an effective interest rate of 6.53%, which includes increased pricing through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

As of December 31, 2019, $119.5 million, or 100.00% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on LIBOR rate of 1.93%, which represents three-month LIBOR rate, as of December 31, 2019) would have resulted in an annual increase of interest expense of approximately $1.2 million.

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

o	During the third quarter of fiscal 2020, the Company has identified key activities with associated timeline to establish a comprehensive SOX Compliance Program.

•	The Company hired an additional Assistant Controller during the first quarter of fiscal 2020.

•	The Company hired a SEC Reporting Manager during the second quarter of fiscal 2020.

•

During the third quarter of fiscal 2020, the Chief Financial Officer informed the Company of her intent to not renew her employment agreement and the Company appointed an interim Chief Financial Officer, while the Company conducts a search for a permanent replacement.

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

Notwithstanding the material weakness, which still exists as of December 31, 2019, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended December 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
October 1, 2019 to October 31, 2019	14	$8.84	14	$8,876
November 1, 2019 to November 30, 2019	5	8.82	5	8,832
December 1, 2019 to December 31, 2019	5	8.98	5	$8,787
Total	24	$8.88	24

In May 2019, the Company’s Board of Directors (“Board”) authorized a new stock repurchase program allowing for the repurchase of up to $8.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately.

The timing and actual number of sharers will depend on a variety of factors, including stock price, corporate and regulatory requirements and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

In August 2019, the Company’s Board authorized additional repurchase of up to $1.0 million of the Company’s outstanding shares.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: February 14, 2020	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2020	/s/ Irina Nashtatik
Irina Nashtatik
Interim Chief Financial Officer
(Principal Financial Officer)