Form 10-K
period 2020-03-31
NICHOLAS FINANCIAL INC
filed 2020-06-22
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on September 30, 2019, was approximately $47.7 million.

The number of shares of Registrant’s Common Stock outstanding as of June 19, 2020 was approximately 12.6 million shares, no par value (of which approximately 4.8 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and approximately 7.8 million shares were entitled to vote).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2020 Annual General Meeting of Shareholders are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (this “Report” or “Annual Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “will,” “may,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc. and its subsidiaries (collectively the “Company”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Annual Report may include, without limitation: (1) the projected impact of the novel coronavirus disease (“COVID-19”) outbreak on our customers and our business, (2) projections of revenue, income, and other items relating to our financial position and results of operations, (3) statements of our plans, objectives, strategies, goals and intentions, (4) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (5) statements of expected industry and general economic trends; such statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

•	future impacts of the COVID-19 outbreak and measures taken in response thereto, for which futuredevelopments are highly uncertain and difficult to predict;
•	availability of capital (including the ability to access bank financing);
•

recently enacted, proposed or future legislation and the manner in which it is implemented, including taxlegislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations;

•	fluctuations in the economy;
•	the degree and nature of competition and its effects on the Company’s financial results;
•	fluctuations in interest rates;
•	effectiveness of our risk management processes and procedures, including the effectiveness of theCompany’s internal control over financial reporting and disclosure controls and procedures;
•	demand for consumer financing in the markets served by the Company;
•	our ability to successfully develop and commercialize new or enhanced products and services;
•	the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used inpreparing our financial statements;
•	increases in the default rates experienced on automobile finance installment contracts (“Contracts”);
•	higher borrowing costs and adverse financial market conditions impacting our funding and liquidity;
•

our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables;

•

regulation, supervision, examination and enforcement of our business by governmental authorities, andadverse regulatory changes in the Company’s existing and future markets, including the impact of theDodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments, including regulations relating to privacy, information security and data protection and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business

•	fraudulent activity;
•	failure of third parties to provide various services that are important to our operations;
•	alleged infringement of intellectual property rights of others and our ability to protect our intellectual property;
•	litigation and regulatory actions;
•	our ability to attract, retain and motivate key officers and employees; use of third-party vendors andongoing third-party business relationships; cyber-attacks or other security breaches;

•	disruptions in the operations of our computer systems and data centers;
•	our ability to realize our intentions regarding strategic alternatives;
•	our ability to expand our business, including our ability to complete acquisitions and integrate theoperations of acquired businesses and to expand into new markets; and
•	the risk factors discussed herein under “Item 1A – Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. All forward-looking statements included in this Report are based on information available to the Company as the date of filing of this Annual Report, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s other filings made with the U.S. Securities and Exchange Commission (“SEC”), including its reports on Forms 10-Q, 8-K and annual reports to shareholders.

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are currently conducted exclusively through its wholly-owned indirect subsidiary, Nicholas Financial, Inc., a Florida corporation (“Nicholas Financial”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. Additionally, Nicholas Financial originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products. A second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), serves as the intermediate holding company for Nicholas Financial. In addition, NF Funding I, LLC (“NF Funding I”), is a wholly-owned, special purpose financing subsidiary of Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial, NDS, and NF Funding I are hereafter collectively referred to as the “Company”.

All financial information herein is designated in United States dollars. References to “fiscal 2020” are to the fiscal year ended March 31, 2020 and references to “fiscal 2019” are to the fiscal year ended March 31, 2019.

The Company’s principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759, and its telephone number is (727) 726-0763.

Available Information

The Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Sections 13, 14 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Center section of the Company’s Internet website at http://www.nicholasfinancial.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information by reference into, this Report. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov.

Operating Strategy

The Company remains committed to its branch-based model and its core product of financing primary transportation to and from work for the subprime borrower through the local independent automobile dealership. The Company will strategically employ the use of centralized servicing departments to supplement the branch operations and improve operational efficiencies, but its focus will be on its core business model of decentralized operations. The Company’s strategy also includes risk-based pricing (rate, yield, advance, term, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance as opposed to chasing competition for to sake of simply generating volume.  The Company’s principal goals are to increase its profitability and its long-term shareholder value.  During fiscal 2020, the Company focused on the following items:

•	maintaining our commitment to the local branch model;
•	continuing to focus on the accountability of branch managers
•	focusing on increased return on assets through strategic initiatives;
•	identifying additional ancillary products to enhance profitability;

•	strengthening relationships with independent dealers across our network and throughout the industry;
•	growing the Direct Loan portfolio and implementing such product in all our existing branch offices.

The Company also focused on selecting the right markets to have branch locations.  As of March 31, 2020, the Company operated brick and mortar branch locations in 14 states — Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee. The Company also originated business in its expansion states of Nevada and Wisconsin without a physical branch in such markets.

During fiscal 2019, the Company exited the Maryland market by closing its branch office located in Baltimore. The Company also consolidated offices in Florida (the Sunrise branch was consolidated with the Pompano branch) and in North Carolina (the Winston-Salem branch consolidated with the Greensboro branch). In addition, the Company announced that it was exiting the Texas and Virginia markets.  During the first quarter of fiscal 2020, the Company also consolidated two branches in North Carolina and two branches in Georgia. In the fourth quarter of fiscal 2020, the Company consolidated five branches in Florida.  The Company will continue to evaluate underperforming markets and underperforming branches, as needed.

During fiscal 2019, the Company expanded into Milwaukee, Wisconsin.  During fiscal 2020, the Company expanded into the markets of Boise, Idaho; Des Moines, Iowa; Phoenix, Arizona; and Salt Lake City, Utah. The Company also continues to look for other expansion opportunities. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

On April 30, 2019 the Company acquired substantially all of the assets of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”).  Metrolina provided automobile financing to consumers by direct loans and through purchases of retail installment sales contracts originated by automobile dealers in the states of North Carolina and South Carolina. This acquisition represented the first bulk purchase of Contracts in over two decades.  If other opportunities arise, the Company may consider possible acquisitions of portfolios of seasoned Contracts from dealers or lenders in bulk transactions as a means of further penetrating its existing markets or expanding its presence in targeted geographic locations.

During fiscal 2020, the Company completed bulk portfolio purchases for a total of $21.0 million, with $1.1 million in the third quarter and $19.9 million in the fourth quarterly, respectively.  The Company plans to consider more bulk portfolio purchase when favorable opportunities present themselves.

The Company is currently licensed to provide Direct Loans in 14 states— Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee. The Company solicits current and former customers in these states for the purpose of providing Direct Loans to such customers, and intends to continue the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 5% and 10% of its total portfolio for the foreseeable future.

The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

Automobile Finance Business – Contracts

The Company is engaged in the business of providing financing programs, primarily to purchasers of used cars and light trucks who meet the Company’s credit standards but who do not meet the credit standards of traditional lenders, such as banks and credit unions, because of the customer’s credit history, job instability, the age of the vehicle being financed, or some other factor(s). Unlike lenders that look primarily to the credit history of the borrower in making lending decisions, typically financing new automobiles, the Company is willing to purchase Contracts for purchases made by borrowers who do not have a good credit history and for older model and high-mileage automobiles. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: current income; credit history; history in making installment payments for automobiles; current and prior job status; and place and length of residence. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract.

As of the date of this Annual Report, the Company’s automobile finance programs are conducted in 16 states through a total of 43 branch offices located in the states of  Florida, Georgia, Ohio, Illinois, Indiana, Kentucky, Missouri, North Carolina, Alabama, South Carolina, Tennessee, Michigan, Kansas, Pennsylvania, Nevada, and Wisconsin (Nevada and Wisconsin are expansion states with no local branch office). The Company acquires Contracts in Nevada and Wisconsin through its virtual expansion office operations based in the Charlotte, North Carolina branch location. As of March 31, 2020, the Company had non-exclusive agreements with approximately 11,400 dealers, of which approximately 8,700 were active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company, the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

A customer under a Contract typically makes a down payment, in the form of cash and/or trade-in, ranging from 5% to 35% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts, GAP waiver coverage, roadside assistance plans, credit disability insurance and/or credit life insurance are generally financed over a period of 12 to 60 months. At approximately the time of origination, the Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Company refers to the difference between the negotiated price and the original principal amount being financed as the dealer discount. The amount of the dealer discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company has recommitted to maintaining pricing discipline and therefore places less emphasis on competition when pricing the discount.  Generally, the Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract, with the typical average discount being between 8.50% and 9.50%. As of March 31, 2020, the Company’s loan portfolio consisted of Contracts purchased from a dealer or acquired through a bulk acquisition. Such contracts are purchase without resource to the dealer, however each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle. The Company’s policy is to only purchase a Contract after the dealer has provided the Company with the requisite proof that (a) the Company has a first priority lien on the financed vehicle (or the Company has, in fact, perfected such first priority lien), (b) the customer has obtained the required collision insurance naming the Company as loss payee with a deductible of not more than $1,000 and (c) the Contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract.

Contract Procurement

The Company purchased Contracts in the states listed in the table below during the periods indicated. The Contracts purchased by the Company are predominantly for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2020 was a 2011 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables on Contracts purchased within the respective fiscal year:

	Maximum allowable interest	Number of	Fiscal year ended March 31, (In thousands)
State	rate (1)	Branches	2020	2019
Alabama	18-36%(2)	2	$2,359	$1,590
Florida	18-30%(3)	12	19,294	21,524
Georgia	18-30%(3)	5	10,712	8,988
Illinois	(2)	1	815	700
Indiana	25%	2	3,661	3,995
Kansas	(2)	-	1,030	1,087
Kentucky	18-25%(3)	3	3,990	3,792
Michigan	25%	2	3,043	3,389
Missouri	(2)	2	4,361	3,207
Nevada	(2)	-	350	-
North Carolina	18-29%(3)	3	6,859	7,283
Ohio	25%	6	10,380	11,768
Pennsylvania	18-21%(3)	1	1,678	1,772
South Carolina	(2)	2	4,566	2,366
Tennessee	(2)	2	3,285	2,463
Texas	18-23%(3)	-	-	1,787
Virginia	(2)	-	-	1,655
Wisconsin	(2)	-	313	133
Total		43	$76,696	$77,499

(1)	The maximum allowable interest rates are subject to change and vary based on the laws of the individual states.
(2)

None of these states currently imposes a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 36% per annum.

(3)

The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company:

	Fiscal year ended March 31, (Purchases in thousands)
Contracts	2020	2019
Purchases	$76,696	$77,499
Average APR	23.4%	23.5%
Average dealer discount	7.9%	8.2%
Average term (months)	47	47
Average loan	$10,035	$10,086
Number of Contracts purchased	7,647	7,684

Direct Loans

The Company currently originates Direct Loans in Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, South Carolina, and Tennessee. Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made during fiscal 2020 by the Company had an initial principal balance of approximately $4,000. The Company does not expect the average loan size to increase significantly within the foreseeable future. Most of the Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than our typical Contract due to the customer’s payment history with the Company, as well as their established relationship with the local branch staff. The Company does not have a Direct Loan license in Pennsylvania, Nevada, Idaho, or Wisconsin, and none is presently required in Georgia provided that the original principal balance of the loan is greater than $3,000. The Company obtained a Direct Loan license in Ohio during the fiscal year ended 2019 and pursued licenses in all other states with physical branch operations with the exception of Pennsylvania during the fiscal year ended 2020.  The size of the loan and maximum interest rate that may be (and is) charged varies from state to state. The Company considers the individual’s income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan as the primary factors in determining whether an applicant will receive an approval for such loan. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s Direct Loan program was implemented in April 1995 and accounted for approximately 5% of the Company’s annual consolidated revenues during the year ended March 31, 2020.

In connection with its Direct Loan program, the Company also makes available credit disability insurance, credit life insurance, and involuntary unemployment insurance coverage to customers through unaffiliated third-party insurance carriers. Approximately 64% of the Direct Loans outstanding as of March 31, 2020 elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance to the customer, which includes a commission for the Company, is included in the amount financed by the customer.

The following table presents selected information on Direct Loans originated by the Company:

	Fiscal year ended March 31, (Originations in thousands)
Direct Loans	2020	2019
Originations	$12,638	$7,741
Average APR	28.2%	26.4%
Average term (months)	25	25
Average loan	$4,017	$4,036
Number of contracts originated	3,142	1,918

Underwriting Guidelines

The Company’s typical customer has a credit history that fails to meet the lending standards of most banks and credit unions. Some of the credit problems experienced by the Company’s customers that resulted in a poor credit history include but are not limited to: prior automobile account repossessions, unpaid revolving credit card obligations, unpaid medical bill, unpaid student loans, prior bankruptcy, and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

The Company’s process to approve the purchase of a Contract begins with the Company receiving a standardized credit application completed by the consumer which contains information relating to the consumer’s background, employment, and credit history. The Company also obtains credit reports from Equifax and/or TransUnion, which are independent credit reporting services. The Company verifies the consumer’s employment history, income, and residence. In most cases, consumers are interviewed via telephone by a Company application processor (usually the Branch Manager or Assistant Branch Manager). The Company also considers the customer’s prior payment history with the Company, if any, as well as the collateral value of the vehicle being financed.

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

The Company uses similar criteria in analyzing a Direct Loan as it does in analyzing the purchase of a Contract. Lending decisions regarding Direct Loans are made based upon a review of the customer’s loan application, income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan. To date, since the majority of the Company’s Direct Loans have been made to individuals whose automobiles have been financed by the Company, the customer’s payment history under his or her existing or past Contract is a significant factor in the lending decision.

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

The Company utilizes internal audit (“IA”) to perform audits of its branches’ compliance with Company underwriting guidelines. IA audits Company branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the Branch Manager, previous branch audit score, and current and historical branch profitability. Additionally, field supervisions and audits are conducted by District Managers, Divisional Vice Presidents and Divisional Administrative Assistants to ensure operational and underwriting compliance throughout the branch network.

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

On March 27, 2020, the Company began extending assistance to our customers experiencing hardship due to COVID-19 in the form of up two months’ worth of hardship deferments. These hardship deferments will be processed in the same manner as any other deferment, including the proper review and approval by management.

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

Computerized Information System

On February 1, 2019, the Company converted from an internally-developed system to a third-party loan servicing system to assist in responding to customer inquiries and to monitor the performance of its Contract and Direct Loan portfolio and the performance of individual customers under Contracts.

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

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, including the existing low interest rate environment, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Increased competition for the purchase of Contracts enabled automobile dealers to shop for the best price, resulting in an erosion in the dealer discounts from the initial principal amounts at which the Company was willing to purchase Contracts and higher advance rates. Further, increased competition resulted in the purchase of lower credit quality Contracts. However, with the Company’s change in management during the end of fiscal 2018 and beginning of fiscal 2019, it has placed less emphasis on competition when pricing the dealer discount. The Company instead focuses on purchasing Contracts that are priced to reflect the inherent risk level of the contract, and intends to sacrifice loan volume, if necessary, to maintain that pricing discipline. Primarily as a result of increased competition within the industry, for the fiscal year ended March 31, 2020, the Company’s average dealer discount on Contracts purchased decreased to 7.9%, compared to 8.2% for the fiscal year ended March 31, 2019. The table below shows number and principal amount of Contracts purchased, average amount financed, average term, and average APR and discount for the periods presented:

Key Performance Indicators on Contracts Purchased
(Purchases in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average	Average
/Quarter	Purchased	Purchased#	Financed*^	APR*	Discount%*	Term*
2020	7,647	$76,696	$10,035	23.4%	7.9%	47
4	1,991	19,658	9,873	23.5%	7.9%	46
3	1,753	17,880	10,200	23.3%	7.6%	47
2	2,011	20,104	9,997	23.5%	7.9%	46
1	1,892	19,054	10,071	23.4%	8.3%	47
2019	7,684	$77,499	$10,086	23.5%	8.2%	47
4	2,151	21,233	9,871	23.5%	8.0%	46
3	1,625	16,476	10,139	23.5%	8.1%	47
2	1,761	17,845	10,133	23.5%	8.4%	47
1	2,147	21,945	10,221	23.7%	8.3%	48
2018	9,767	$109,575	$11,219	22.4%	7.4%	54
4	2,814	29,254	10,396	23.3%	7.9%	50
3	2,365	27,378	11,577	21.7%	6.9%	54
2	2,239	25,782	11,515	22.0%	7.3%	55
1	2,349	27,161	11,563	22.3%	7.6%	55

Key Performance Indicators on Direct Loans Originated
(Originations in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average
/Quarter	Originated	Originated#	Financed*^	APR*	Term*
2020	3,142	$12,638	$4,017	28.2%	25
4	720	3,104	4,310	28.6%	25
3	1,137	4,490	3,949	28.4%	24
2	739	2,988	4,043	27.4%	25
1	546	2,056	3,765	28.2%	24
2019	1,918	$7,741	$4,036	26.4%	25
4	236	1,240	4,654	27.3%	24
3	738	2,999	4,063	25.9%	25
2	495	1,805	3,646	26.5%	25
1	449	1,697	3,779	25.7%	28
2018	2,036	$7,642	$3,754	25.2%	29
4	380	1,445	3,752	25.0%	29
3	622	2,218	3,566	25.2%	28
2	501	1,953	3,897	25.1%	29
1	533	2,026	3,801	25.4%	30
*Each average included in the tables is calculated as a simple average.
^Average amount financed is calculated as a single loan amount.
#Bulk portfolio purchase excluded for period-over-period comparability.

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends in part upon the Company maintaining close business relationships with dealers of used and new vehicles. No single dealer out of the approximately 8,700 dealers with which the Company currently has active contractual relationships represents a significant amount of the Company’s business volume for any of the fiscal years ended March 31, 2020 or 2019.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under many federal, state and local statutes, regulations and ordinances. Additionally, the procedures that the Company must follow regarding the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. To date, the Company’s operations have been conducted exclusively in the states of Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin (as of March 31, 2020, the Company has exited Maryland, Texas and Virginia).  Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. The following constitute certain of the existing federal, state and local statutes, regulations and ordinances with which the Company must comply:

•

State consumer regulatory agency requirements. Pursuant to state regulations, on-site or off-site examinations can be conducted for any of the locations listed below. Examinations monitor compliance with applicable regulations. These regulations include but, are not limited to: licensure requirements; requirements for maintenance of proper records; payment of required fees; maximum interest rates that may be charged on loans to finance used vehicles; and, proper disclosure to customers regarding financing terms.

•

State licensing requirements. The Company files a notification or obtains a license to acquire Contracts within the following states: Alabama, Florida, Illinois, Indiana, Kansas, Michigan, Missouri, Pennsylvania, South Carolina, and Wisconsin.  Furthermore, some states require dealers to maintain a Retail Installment Seller’s License, and where applicable, the Company only conducts business with dealers who hold such a license.  For Direct Loan activities, the Company obtains licenses from each state to allow us to offer consumer loans within the following states:

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

For more information, please refer to the risk factors titled “On October 5, 2017, the CFPB released the final rule Payday, Vehicle Title and Certain High-Cost Installment Loans under the Dodd Frank Act, which as adopted could potentially have a material adverse effect on our operations and financial performance”, “The CFPB has broad authority to pursue administrative proceedings and litigation for violations of federal consumer financing laws” and “Pursuant to the authority granted to it under the Dodd-Frank Act, the CFPB adopted rules that subject larger nonbank automobile finance companies to supervision and examination by the CFPB. Any such examination by the CFPB likely would have a material adverse effect on our operations and financial performance”, which are incorporated herein by reference.

Employees

The Company’s management and various support functions are centralized at the Company’s corporate headquarters in Clearwater, Florida. As of March 31, 2020, the Company employed a total of 260 persons, of which 48 persons were employed at the Company’s corporate headquarters. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

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

Our consolidated net income for the year ended March 31, 2020 was $3.5 million as compared to net loss of $3.6 million for the year ended March 31, 2019. Our profitability depends, to a material extent, on the performance of contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because substantially all of our Contracts and Direct Loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due primarily to their credit history. Contracts and Direct Loans made to these individuals generally entail a higher risk of delinquency, default, repossession, and higher losses than loans made to consumers with better credit.

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

There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, such as is the case currently, accurately forecasting the performance of Contract and Direct Loans is more difficult. Our allowance for losses is an estimate, and if actual Contract and Direct Loan losses are materially greater than our allowance for losses, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected. For example, uncertainty surrounding the full economic impact of COVID-19 on our customers has made historical information on credit losses slightly less reliable in the current environment, and there can be no assurances that we have accurately estimated loan losses.

Other than limited representations and warranties made by dealers in favor of the Company, Contracts are purchased from the dealers without recourse, and we are therefore only able to look to the borrowers for repayment.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Recently, the FASB voted to delay the implementation date for this accounting standard, for smaller reporting companies, the new effective date is beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, the Company believes the adoption of this ASU will likely have a material effect and is expected to increase the overall allowance for credit losses.

The extent to which COVID-19 and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. COVID-19 has had and is likely to continue to have a material adverse impact on our results of operations and financial condition and heightens many of our known risks.

The outbreak of the global pandemic of COVID-19 and resultant economic effects of preventative measures taken across the United States and worldwide have been weighing on the macroeconomic environment, negatively impacting consumer confidence, employment rates and other economic indicators that contribute to consumer spending behavior and demand for credit. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. While the magnitude of the impact from COVID-19 is uncertain, we could see

•	a decline in purchase volume, which ultimately impacts the growth of our loan receivables;
•

a decline in the growth of our interest income, due to reductions in benchmark interest rates and an expectation that we will provide, for a temporary period of time, forbearance in terms of interest and fee waivers for our cardholders impacted by COVID-19; and

•	increases in our delinquencies and net charge-off rate and our allowance for credit losses, given the recent increases in filings for unemployment benefits in the U.S.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, the spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing plans for our employees and cancelling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine is in the best interests of our employees, partners and customers. The outbreak has adversely impacted and may further adversely impact our workforce and operations and the operations of our partners, customers, suppliers and third-party vendors, throughout the time period during which the spread of COVID-19 continues and related restrictions remain in place, and even after the COVID-19 outbreak has subsided. In particular, we may experience financial losses due to a number of operational factors, including:

•	third-party disruptions, including potential outages at third-party data centers and other suppliers;
•

an increased volume of unanticipated customer and regulatory requests for information and support, or additional regulatory requirements, which could require additional resources and costs to address, including, for example, government initiatives to reduce or eliminate payments costs.

Even after the COVID-19 outbreak has subsided, our business may continue to experience materially adverse impacts as a result of the virus’s economic impact, including the availability and cost of funding and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.

We do not yet know the full extent of the impacts on our business, our operations or the economy as a whole.

We operate in an increasingly competitive market.

The non-prime consumer-finance industry is highly competitive, and the competitiveness of the market continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations and become more aggressive in offering competitive terms. There are numerous financial service companies that provide consumer credit in the markets served by us, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than us. In addition, some of our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships, or their customers, other forms of financing including dealer floor-plan financing and leasing, which are not provided by us. Providers of non-prime consumer financing have traditionally competed primarily on the basis of:

•	interest rates charged;
•	the quality of credit accepted;

•	dealer discount;
•	amount paid to dealers relative to the wholesale book value;
•	the flexibility of Contract and Direct Loan terms offered; and
•	the quality of service provided.

Our ability to compete effectively with other companies offering similar financing arrangements depends in part on our ability to maintain close relationships with dealers of used and new vehicles. We may not be able to compete successfully in this market or against these competitors. In recent years, it has become increasingly difficult for the Company to match or exceed pricing of its competitors, which has generally resulted in declining Contract acquisition rates during the 2019 and 2020 fiscal years.

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. As new and existing providers of consumer financing have undertaken to penetrate our targeted market segment, we have experienced increasing pressure to reduce our interest rates, fees and dealer discounts in order to maintain our market share. The Company’s average dealer discount on Contracts purchased for the fiscal years ended March 31, 2020 and 2019 was 7.9% and 8.2%, respectively. The Company’s average APR on Contracts purchased for the fiscal years ended March 31, 2020 and 2019, was 23.4% and 23.5%, respectively. These competitive factors continue to exist and may impact our ability to secure quality loans on our preferred terms in significant quantities.

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

As of March 31, 2020, we had aggregate outstanding indebtedness, under our Credit Facility of $126.8 million compared to $145 million as of March 31, 2019. This level of indebtedness could:

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

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud and to operate successfully as a public company. As further described in Item 9A. Controls and Procedures, our management has concluded that, because of material weaknesses, our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2019 or as of March 31, 2020.  The Company has and will continue to enhance its controls and expects to remediate the material weaknesses. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal control over financial reporting or inadequate disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could hurt our reputation and have a negative effect on the trading price of our stock and our access to capital.

Uncertainty about the continuing availability of LIBOR may adversely affect our business.

The interest rates under our Credit Facility are calculated by reference to LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates required for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Various industry groups continue to discuss replacement benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. For example, the U.S Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities.

If LIBOR ceases to exist after 2021, then the administrative agent will select a broadly accepted comparable successor rate, if one exists, or such other successor rate determined by the administrative agent to maintain the lender’s then-current yield. It is not possible to predict the effect of these changes, or reforms, tax legislation impacts, or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere, and such changes may result in, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and increased borrowing costs.

On October 5, 2017, the CFPB released the final rule Payday, Vehicle Title and Certain High-Cost Installment Loans under the Dodd Frank Act, which as adopted could potentially have a material adverse effect on our operations and financial performance.

In 2017, the CFPB adopted rules applicable to payday, title and certain high‑cost installment loans.  The rules address the underwriting of covered short-term loans and longer-term balloon-payment loans, including payday and vehicle title loans, as well as related reporting and recordkeeping provisions.  These provisions have become known as the “mandatory underwriting provisions” and include rules for lenders to follow to determine whether or not consumers have the ability to repay the loans according to their terms.  On February 6, 2019, the CFPB proposed to rescind the ability to repay provisions and delay the compliance date for the mandatory underwriting provisions until November 19, 2020.  If this rule becomes effective it could have a materially adverse effect on our current business and make it less profitable.  Additionally, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products, or adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance. The CFPB could also implement rules that limit our ability to continue servicing our financial products and services.

The CFPB has broad authority to pursue administrative proceedings and litigation for violations of federal consumer financing laws.

The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. If we are subject to such administrative proceedings, litigation, orders or monetary penalties in the future, this could have a material adverse effect on our operations and financial performance. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us. See “Item 1. Business – Regulation” for additional information.

Pursuant to the authority granted to it under the Dodd-Frank Act, the CFPB adopted rules that subject larger nonbank automobile finance companies to supervision and examination by the CFPB. Any such examination by the CFPB likely would have a material adverse effect on our operations and financial performance.

The CFPB defines a “larger participant” of automobile financing if it has at least 10,000 aggregate annual originations. The Company does not meet the threshold of at least 10,000 aggregate annual direct loan originations, and therefore would not fall under the CFPB’s supervisory authority. The CFPB issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business. The CFPB’s stated objectives of such examinations are: to assess the quality of a larger participant’s compliance management systems for preventing violations of federal consumer financial laws; to identify acts or practices that materially increase the risk of violations of federal consumer finance laws and associated harm to consumers; and to gather facts that help determine whether the larger participant engages in acts or practices that are likely to violate federal consumer financial laws in connection with its automobile finance business. At such time, if we become or the CFPB defines us as a larger participant, we will be subject to examination by the CFPB for, among other things,

ECOA compliance; unfair, deceptive or abusive acts or practices (“UDAAP”) compliance; and the adequacy of our compliance management systems.

We have continued to evaluate our existing compliance management systems. We expect this process to continue as the CFPB promulgates new and evolving rules and interpretations. Given the time and effort needed to establish, implement and maintain adequate compliance management systems and the resources and costs associated with being examined by the CFPB, such an examination could likely have a material adverse effect on our business, financial condition and profitability. Moreover, any such examination by the CFPB could result in the assessment of penalties, including fines, and other remedies which could, in turn, have a material effect on our business, financial condition, and profitability.

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

The average daily trading volume of our common shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2020 was approximately 8,000 shares, which makes ours a thinly traded stock. Thinly traded stocks pose several risks for investors because they have wider spreads and less displayed size than other stocks that trade in higher volumes or an active trading market. Other risks posed by thinly traded stocks include difficulty selling the stock, challenges attracting market makers to make markets in the stock, and difficulty with financings. Our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may also have a significant impact on the market price of our common shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. These risks could affect a shareholder’s ability to sell their shares at the volumes, prices, or times that they desire.

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

In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020. The CARES Act included several tax relief options for companies, which resulted in the following provisions available to the Company.

•

In May 2020, the Company elected to carryback its fiscal year 2019 net operating losses of $9.7 million to 2013, thus generating a refund of $3.5 million and an income tax benefit of $1.4 million. The tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013.

•

The Company plans to carryback its fiscal year 2020 net operating losses of $3.0 million to 2014, thus generating an anticipated refund of $1.0 million and an income tax benefit of $0.4 million. The tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2014.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its corporate headquarters and branch office facilities. The Company’s headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 15,000 square feet of office space leased at an annual rate of approximately $18.25 per square foot. The current lease relating to this space was entered into effective April 1, 2015 and expires on March 31, 2023.

As of March 31, 2020, each of the Company’s 43 branch offices located in Alabama, Florida, Georgia, Illinois,  Indiana, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, and Wisconsin consists of approximately 1,700 square feet of office space (Nevada and Wisconsin are expansion states with no local branch office). The Company acquires Contracts in Nevada and Wisconsin through its virtual expansion office operations based in the Charlotte, North Carolina branch location. These offices are located in office parks, shopping centers, or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $13.00 to $35.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

The following table sets forth the high and low sales prices of the Company’s common shares for the fiscal years ended March 31, 2020 and 2019, respectively.

Fiscal year ended March 31, 2020	High	Low
First Quarter	$9.94	$7.92
Second Quarter	$9.90	$8.07
Third Quarter	$9.60	$8.24
Fourth Quarter	$9.10	$4.76

Fiscal year ended March 31, 2019	High	Low
First Quarter	$9.50	$8.36
Second Quarter	$12.50	$9.01
Third Quarter	$12.42	$9.07
Fourth Quarter	$10.95	$8.50

As of June 19, 2020, there were approximately 120 holders of record of the Company’s common shares.

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

A 15% Canadian withholding tax applies to dividends paid by the Company to a U.S. shareholder (including those that own less than 10% of the Company’s voting shares) that is an individual. The U.S. shareholder must include the gross amount of the dividends in the shareholder’s net income to be taxed at the regular rates. In general, a U.S. shareholder can obtain a foreign tax credit for U.S. federal income tax purposes with respect to the Canadian withholding tax on such dividends, but the amount of such credit is subject to a limitation that depends, in part, on the amount of the shareholder’s income and losses from other sources. A U.S. shareholder that is an individual also can elect to claim a deduction (rather than a foreign tax credit) for all non-U.S. income taxes paid by the shareholder during the particular year. The benefit of any deduction for foreign taxes may be negatively impacted by the overall limitation on deducting income and other taxes. U.S. shareholders are urged to consult their own tax advisors regarding the U.S. federal income tax treatment of any Canadian withholding tax imposed on dividends from the Company.

Performance Graph

Set forth below is a graph comparing the cumulative total return on the Company’s common shares for the five-year period ended March 31, 2020, with that of an overall stock market (NASDAQ Composite) and the Company’s peer group index (Dow Jones US General Financial Index). The stock performance graph assumes that the value of the investment in each of the Company’s common shares, the NASDAQ Composite Index, and the Dow Jones US General Financial Index was $100 on April 1, 2015 and that all dividends were reinvested.

The graph displayed below is presented in accordance with SEC requirements. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance. This graph in no way reflects the Company’s forecast of future financial performance.

	04/1/2015	04/1/2016	04/1/2017	04/1/2018	04/1/2019	04/1/2020
Nicholas Financial, Inc.	$100.00	$77.02	$75.87	$64.74	$64.24	$41.68
NASDAQ Composite	100.00	99.37	120.63	144.13	157.71	157.12
Dow Jones US General Financial Index	100.00	91.27	114.84	145.91	148.90	136.38

Unregistered Sales of Equity Securities and Use of Proceeds

The tables below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the Fiscal Year 2020:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
October 1, 2019 to October 31, 2019	14	$8.84	14	$8,876
November 1, 2019 to November 30, 2019	5	8.82	5	8,832
December 1, 2019 to December 31, 2019	5	8.98	5	$8,787
Total	24	$8.88	24

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
January 1, 2020 to January 31, 2020	12	$8.51	12	$8,685
February 1, 2020 to February 29, 2020	21	8.22	21	8,512
March 1, 2020 to March 31, 2020	62	7.76	62	$8,031
Total	95	$7.96	95

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

Item 6. Selected Financial Data

The following tables present selected consolidated financial data of the Company as of and for the fiscal years ended March 31, 2020, 2019, 2018, 2017, and 2016. The selected consolidated financial data has been derived from our consolidated financial statements. You should read the selected consolidated financial data below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included elsewhere in this Report and, for the fiscal years ended March 31, 2018, 2017 and 2016 and as of March 31, 2018, 2017 and 2016, that are included in our annual reports for such fiscal years. Quarterly results of operations are incorporated herein by reference to Note 13 – Quarterly Results of Operations (Unaudited) in the notes to the consolidated financial statements included elsewhere in this Report.

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2020	2019	2018	2017	2016
Statement of Operations Data
Interest and fee income on finance receivables	$62,095	$71,300	$83,917	$90,466	$90,707
Interest expense	8,515	9,504	10,137	9,222	9,007
Provision for credit losses	16,901	32,836	37,450	37,177	26,278
Salaries and employee benefits	18,804	18,998	19,868	21,437	22,313
Change in fair value of interest rate swaps	-	-	17	(222)	24
Other expenses	15,628	14,550	13,282	14,112	12,980
	59,848	75,888	80,754	81,726	70,602
Operating income (loss) before income taxes	2,247	(4,588)	3,163	8,740	20,105
Income tax expense (benefit)	(1,219)	(940)	4,261	3,331	7,726
Net income (loss)	$3,466	$(3,648)	$(1,098)	$5,409	$12,379
Earnings (loss) per share – basic:	$0.45	$(.46)	$(.14)	$.70	$1.60
Weighted average shares outstanding	7,702	7,861	7,819	7,664	7,622
Earnings (loss) per share – diluted:	$0.45	$(.46)	$(.14)	$.69	$1.59
Weighted average shares outstanding	7,703	7,861	7,819	7,726	7,692

	As of and for the Fiscal Year ended March 31, (In thousands, except number of branch locations)
	2020	2019	2018	2017	2016
Balance Sheet Data
Total assets	$238,084	$252,420	$280,840	$333,612	$325,309
Finance receivables, net	199,781	202,042	266,573	317,205	311,837
Debt	126,830	145,000	165,750	213,000	211,000
Shareholders’ equity	107,579	104,885	108,437	108,860	102,849
Operating Data
Return on average assets	1.44%	(1.41%)	(0.36%)	1.64%	3.94%
Return on average equity	3.27%	(3.36%)	(1.01%)	5.11%	12.85%
Gross portfolio yield (1)	27.41%	26.40%	25.60%	26.04%	27.10%
Pre-tax yield (1)	0.99%	(1.70%)	0.98%	2.46%	6.02%
Total delinquencies over 30 days, excluding Chapter 13 bankruptcy accounts	9.91%	9.89%	8.67%	9.92%	5.50%
Net charge-off percentage (1)	10.01%	13.39%	10.65%	9.37%	7.56%
Automobile Finance Data & Direct Loan Origination
Contracts purchased/Direct Loans originated	$89,334	$85,240	$117,217	$179,617	$196,853
Average dealer discount on Contracts purchased	7.90%	8.22%	7.41%	7.08%	7.51%
Average contractual rate on Contracts & Direct Loans purchased	23.12%	22.98%	22.54%	22.40%	22.81%
Number of branch locations	43	53	60	65	67

(1)	See the definitions set forth in the notes to the Portfolio Summary table under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada currently conducts its business activities exclusively through a wholly-owned indirect Florida subsidiary, Nicholas Financial. Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products.   Nicholas Financial’s financing activities accounted for 100% of the Company’s consolidated revenue for the fiscal years ended March 31, 2020 and 2019. A second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), serves as an intermediate holding company for Nicholas Financial. In addition, NF Funding I, LLC (“NF Funding I”) is a wholly-owned, special purpose financing subsidiary of Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial, NDS, NF Funding I are collectively referred to herein as the “Company”.

Introduction

The Company’s consolidated revenues decreased from $71.3 million for the fiscal year ended March 31, 2019 to $62.1 million for the fiscal year ended March 31, 2020. The Company’s diluted earnings per share increased from a loss of $0.46 per share for the fiscal year ended March 31, 2019 to a net income of $0.45 per share for the fiscal year ended March 31, 2020. The Company reported a $2.2 million operating income for the year ended March 31, 2020 compared to operating loss of $4.6 million for the year ended March 31, 2019. The increase was a result of:

•	focused disciplined underwriting and risk-based pricing;
•	increased year-over-year gross portfolio yield;
•	a change in the charge-off policy from 181 days to 121 days, resulting in a one-time gross charge-off of $6.4 million of finance receivables;
•	decreased net charge-off percentage due to improvement in the provision for credit losses
•	the closing or consolidating of 11 branches in fiscal year 2020, which represented approximately 26% of the Company’s network, as of March 31, 2020 resulting in reduced expenses; and
•

reduction in workforce due to the branch closures, which impacted approximately 20 employees and represented 9% of the Company workforce, as of March 31, 2020 resulting in charges associated with severance payments.

The Company’s consolidated net income for the fiscal year ended March 31, 2020 was $3.5 million as compared to net loss of $3.6 million for the fiscal year ended March 31, 2019.

The gross portfolio yield of the portfolio for the fiscal years ended March 31, 2020 and 2019, was 27.41% and 26.40%, respectively. Primarily as a result of increased competition within the industry and the Company’s decision not to sacrifice pricing for volume, the average dealer discount as a percent of finance receivables associated with new volume for the fiscal years ended March 31, 2020 and 2019 was 7.9% and 8.2%, respectively.   The increase in APR (and therefore overall yield) on new purchases in fiscal 2020 as compared with fiscal 2019 was primarily driven by the Company’s recommitment to its core principles of disciplined underwriting and, risk-based pricing.

Portfolio Summary	Fiscal Year ended March 31, (In thousands)
	2020	2019
Average finance receivables (1)	$226,541	$270,106
Average indebtedness (2)	$132,552	$136,386
Interest and fee income on finance receivables	62,095	71,300
Interest expense	8,515	9,504
Net interest and fee income on finance receivables	$53,580	$61,796
Portfolio yield (3)	27.41%	26.40%
Interest expense as a percentage of average finance receivables	3.76%	3.52%
Provision for credit losses as a percentage of average finance receivables	7.46%	12.16%
Net portfolio yield (3)	16.19%	10.72%
Operating expenses as a percentage of average finance receivables	15.20%	12.42%
Pre-tax yield as a percentage of average finance receivables (4)	0.99%	(1.70)%
Net charge-off percentage (5)	10.01%	13.39%
Allowance percentage (6)	4.93%	6.28%

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Credit Facility.
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

COVID-19

While the magnitude and duration of the impact from COVID-19 on our business remains uncertain, it may negatively affect our business and financial condition.

While the Company’s results of operations in April and May 2020 appeared to be resilient to downward pressure exerted by macroeconomic conditions, such as significant increases in unemployment across the country, there can be no assurance that this apparent resilience can be sustained.

The government stimulus checks, which briefly increased daily cash collections in April 2020, the expansion of unemployment benefits by the CARES Act to allow individuals to receive their weekly unemployment benefit for a maximum of 39 weeks, and the fact that unemployed customers are expected to be eligible to receive Pandemic Unemployment Compensation (“PUC”) equal to an additional $600 per week through July 31, 2020, collectively are expected to have a beneficial effect on the Company. The Company continued to experience strong cash collections in May 2020 and experienced positive trending on gross charge-off balances in April 2020 and May 2020.

However, the extent to which the COVID-19 pandemic will impact our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to find a suitable vaccine, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. However, it is likely that prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

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

During the first quarter of fiscal 2019, the Company began using the trailing six-month net charge-off percentage, annualized, and applied to ending finance receivables to calculate the allowance for credit losses.  This change was made to reflect changes in the Company’s lending policies and underwriting standards, which resulted from the Company changing its business strategies.  The change in the Company’s method for calculating the allowance for credit losses was accounted for as a change in estimate. The Company re-focused on financing primary transportation to and from work for the subprime borrower. This change resulted in purchasing higher yielding loans, with smaller amounts financed and shorter monthly terms.  A trailing six-month net charge-off percentage, annualized, applied to ending finance receivables is also more in line with the industry practice, which typically uses a trailing twelve-month net charge-off methodology.  Management believes a trailing six-month will more quickly reflect changes in the portfolio.

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

Fiscal 2020 Compared to Fiscal 2019

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, predominantly finance charge income, decreased to $62.1 million in fiscal 2020 as compared to $71.3 million in fiscal 2019. The average finance receivables totaled $226.5 million for the fiscal year ended March 31, 2020, a decrease of 16.1% from $270.1 million for the fiscal year ended March 31, 2019. Purchasing volume has continued to decrease from fiscal 2019 as a result of tightening the Company’s credit underwriting standards and a reduction in auto sales year over year.

Competition also continued to affect the Company’s ability to acquire Contracts, furthermore, the Company’s renewed strategic focus on financing primary transportation to and from work for the subprime borrower has impacted the Company’s ability to acquire Contracts at desired yields. The average APR on new Contract purchases decreased slightly from 23.5% for fiscal year 2019 to 23.4% for fiscal year 2020. Concurrently, the dealer discount on new Contract purchases decreased from 8.2% for fiscal year 2019 to 7.9% for fiscal year 2020. Related to desired yields, the Company’s strategy focused on risk-based pricing (rate, yield, advance, term, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance as opposed to chasing competition for the sake of simply generating volume.

The gross portfolio yield increased to 27.4% for the fiscal year ended March 31, 2020 as compared to 26.4% for the fiscal year ended March 31, 2019. The gross portfolio yield increased primarily due to increase in the average portfolio APR from 22.98% for the fiscal year 2019 to 23.12% for fiscal year 2020. The net portfolio yield increased to 16.2% for the fiscal year ended March 31, 2020 from 10.7% for the fiscal year ended March 31, 2019. The net portfolio yield increased primarily due to a decrease in the provision for credit losses as a percentage of finance receivables, as described under “Analysis of Credit Losses” below.  Additionally, the Company recorded lower interest expenses for the fiscal year 2020, which also increased net portfolio yield.

Operating Expenses

Operating expenses increased slightly to $34.4 million for the fiscal year ended March 31, 2020 compared to $33.5 million for the fiscal year ended March 31, 2019 as a result of increases across expense accounts, including but not limited to acceleration of dealers’ spiffs expenses, bank/custody fees, professional/consulting fees, and repossessions/collection expenses.  Marketing expenses decreased approximately $0.9 million from the prior year due to the Company no longer capitalizing bonus (“Spiffs”) paid to the dealers in fiscal year 2020.  The Company accounted for this change as a change in accounting estimate.  Beginning in fiscal 2019, spiffs are expensed when incurred.  Salaries and employee benefits decreased by approximately $0.2 million, resulting from a reduction in the number of employees, which was offset by increases in bonuses and benefits to employees.  Administrative expense increased approximately $1.7 million primarily due to increases of $0.6 million in collateral protection insurance charges, $0.5 million in repossession and recovery expenses, and $0.5 million in bank and custody fees.

Interest Expense

Interest expense decreased to $8.5 million for the fiscal year ended March 31, 2020, as compared to $9.5 million for the fiscal year ended March 31, 2019, due to a decrease in average outstanding debt and interest rate. The average outstanding debt during the year ended March 31, 2020 decreased to $132.6 million from $136.4 million during the year ended March 31, 2019. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2020	2019
Variable interest under the line of credit and credit facility	2.67%	2.97%
Credit spread under the line of credit and credit facility	3.75%	4.00%
Average cost of borrowed funds	6.42%	6.97%

LIBOR rates have decreased (0.99% as of March 31, 2020 compared to 2.49% as of March 31, 2019) and the Company’s credit spread under the line of credit decreased (3.75% as of March 31, 2020 compared to 4.00% as of March 31, 2019). For further discussions regarding interest rates see “Note 5 – Credit Facility”.

Analysis of Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the fiscal years ended March 31:

	For the year ended March 31, 2020
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$16,575	$357	$16,932
Provision for credit losses	16,096	805	16,901
Charge-offs	(29,174)	(663)	(29,837)
Recoveries	6,936	230	7,166
Balance at end of year	$10,433	$729	$11,162

	For the year ended March 31, 2019
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$19,433	$833	$20,266
Provision for credit losses	32,715	121	32,836
Charge-offs	(37,514)	(638)	(38,152)
Recoveries	1,941	41	1,982
Balance at end of year	$16,575	$357	$16,932

During the first quarter of the fiscal year ended March 31, 2019, the Company began using the trailing six-month net charge-off percentage, annualized, and applied to ending finance receivables to calculate the allowance for credit losses.  This change was made to reflect changes in the Company’s lending policies and underwriting standards, which resulted from the Company changing its business strategies. The Company re-focused on financing primary transportation to and from work for the subprime borrower. This change resulted in purchasing higher yielding loans, with smaller amounts financed and shorter monthly terms. A trailing six-month, annualized, is also more in line with the industry practice, which uses a trailing twelve-month. Management believes a trailing six-month more accurately reflects changes in the portfolio.  Using the prior method (discussed below), the allowance and provision expense for the first quarter of fiscal 2019 would have been approximately $151,000 lower.

As of March 2019, the Company changed its charge-off policy from 181 days past due to 121 days past due, which resulted in the Company charging-off approximately $6.4 million of finance receivables during the fourth quarter of fiscal 2019. This one-time charge-off, of approximately $6.4 million, was excluded from the March 31, 2019 allowance for credit losses calculation.

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

The provision for credit losses decreased to $16.9 million for the fiscal year ended March 31, 2020 from $32.8 million for the fiscal year ended March 31, 2019, largely due to the 16.1% decrease in the average finance receivables.

Net charge-offs decreased to 10.0% for the fiscal year ended March 31, 2020 from 13.4% for the fiscal year ended March 31, 2019, primarily resulting from the Company changing its charge-off policy from 181 days past due to 121 days past due, which resulted in the Company charging-off approximately $6.4 million of finance receivables during the fourth quarter of fiscal 2019, in a one-time charge-off.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2020 was 10.2%, a slight increase from 10.1% as of March 31, 2019. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2020 was 4.6%, an increase from 3.8% as of March 31, 2019.

In accordance with Company policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the fiscal years ended March 31, 2020 and March 31, 2019 the Company granted deferrals to approximately 13.8% and 13.2%, respectively, of total Contracts and Direct Loans. The increase in the total number of deferrals in fiscal 2020 compared to fiscal 2019 was primarily the result of a spike on March 31, 2020. However, the Company experienced increased collections on finance receivables on gross charge-off balances in April 2020 and May 2020.

Income Taxes

The Company recorded a tax benefit of approximately $1.2 million during fiscal 2020 compared to a $0.9 million income tax benefit during fiscal 2019.  The Company’s effective tax rate in fiscal 2020 was (54.3)% compared to 20.5% in fiscal 2019.  For further discussion regarding income taxes see “Note 7 – Income Taxes”.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31, (In thousands)
	2020	2019
Cash provided by (used in):
Operating activities	$10,485	$14,044
Investing activities	(3,676)	44,159
Financing activities	(19,767)	(23,187)
Net increase (decrease) in cash	$(12,958)	$35,016

The Company’s primary use of working capital for the fiscal year ended March 31, 2020 was funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Company’s line of credit.

On March 29, 2019, NF Funding I, a special purpose financing subsidiary of Nicholas Financial, entered into a senior secured credit facility (the “Credit Facility”) pursuant to a credit agreement with Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (the “Credit Agreement”). The Company’s prior line of credit was paid off in connection with this Credit Facility. As of March 31, 2020, the total amount outstanding under the Credit Facility was $126.8 million. The Company decreased the total amount outstanding to $119.0 million on May 31, 2020.

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

The availability of funds under the Credit Facility is generally limited to 82.5% of the value of non-delinquent receivables, and outstanding advances under the Credit Facility will accrue interest at a rate of LIBOR plus a credit spread, which is currently 3.75%. The commitment period for advances under the Credit Facility is three years. At the end of the commitment period, the outstanding balance would be paid off over a four-year amortization period.

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

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from Fifth Third Bank in connection with the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”) pursuant to a Note by the Company in favor of Fifth Third Bank in such principal amount. Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. While, the Company intends to use the proceeds of the PPP Loan for payroll costs and other covered expenses and intends to seek full forgiveness of the PPP Loan as soon as permitted under the Paycheck Protection Program, there can be no assurance that the Company will obtain any forgiveness of the PPP Loan.

If the PPP Loan is not fully forgiven, the Company will remain liable for the full and punctual payment of the outstanding principal balance plus accrued and unpaid interest. The PPP Loan accrues interest at a rate per annum equal to 1.00% and an initial payment of accrued and unpaid interest is due on December 27, 2020. The outstanding principal balance plus accrued and unpaid interest is due on May 27, 2022. The PPP Loan is unsecured and is a non-resource obligation. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The note contains events of default and other provisions customary for a loan of this type.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of March 31, 2020.

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating leases	$3,036	$1,355	$1,360	$136	$185
Credit facility	126,830	—	31,707	63,415	31,708
Interest on credit facility	32,570	8,142	15,267	8,143	1,018
Total	$162,436	$9,497	$48,334	$71,694	$32,911

The Company’s $175.0 million commitment period for advances under the Credit Facility terminates March 31, 2022. At the end of the commitment period, the outstanding balance would be paid off over a four-year amortization period. The pricing of the Credit Facility is 375 basis points above 30-day LIBOR. The unused line fee on the Credit Facility is 0.50%.  Interest on outstanding borrowings under the Credit Facility as of March 31, 2020, is based on an effective interest rate of 6.42%. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest Rate Risk

We are subject to interest rate risk. As of March 31, 2020, $126.8 million, or 100% of our total debt, was subject to floating interest rates. A hypothetical increase in the variable interest rates of 1% or 100 basis points would result in an annual pre-tax increase of interest expense of approximately $1.3 million.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nicholas Financial, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and Subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of income (loss), shareholders’ equity and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Raleigh, North Carolina

June 22, 2020

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31,
	2020	2019
Assets
Cash	$16,802	$35,595
Restricted cash	7,882	2,047
Finance receivables, net	199,781	202,042
Repossessed assets	1,340	1,924
Operating lease right-of-use assets	2,598	-
Prepaid expenses and other assets	1,126	1,378
Income taxes receivable	4,898	1,654
Property and equipment, net	482	656
Deferred income taxes	3,909	7,124
Total assets	$238,818	$252,420
Liabilities and shareholders’ equity
Credit facility	$126,830	$145,000
Unamortized debt issuance costs	(2,575)	(2,381)
Net long-term debt	124,255	142,619
Operating lease liabilities	2,652	-
Accounts payable and accrued expenses	4,332	4,916
Total liabilities	131,239	147,535

Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,639 and 12,624 shares issued respectively; 7,806 and 7,910 shares outstanding, respectively	34,867	34,660
Treasury stock: 4,833 and 4,714 common shares, at cost, respectively	(71,438)	(70,459)
Retained earnings	144,150	140,684
Total shareholders’ equity	107,579	104,885
Total liabilities and shareholders’ equity	$238,818	$252,420

The following table represents the assets and liabilities of our consolidated variable interest entity as of March 31:

Assets	2020	2019
Restricted cash	$7,882	$2,047
Finance receivables, net	165,966	187,584
Repossessed assets	1,277	-
Total assets	$175,125	$189,631

Liabilities
Credit facility	$124,255	$142,619
Accounts payable and accrued expenses	597	-
Total liabilities	$124,852	$142,619

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

	Fiscal Year ended March 31,
	2020	2019
Interest and fee income on finance receivables	$62,095	$71,300
Expenses:
Marketing	1,548	2,446
Salaries and employee benefits	18,804	18,998
Administrative	13,393	11,724
Provision for credit losses	16,901	32,836
Amortization of intangibles	55	-
Depreciation	337	380
Goodwill impairment charge	295	-
Interest expense	8,515	9,504
Total expenses	59,848	75,888
Operating income (loss) before income taxes	2,247	(4,588)
Income tax benefit	(1,219)	(940)
Net income (loss)	$3,466	$(3,648)
Earnings (loss) per share:
Basic	$.45	$(.46)
Diluted	$.45	$(.46)

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2018	7,895	$34,564	$(70,459)	$144,332	$108,437
Net loss	—	—	—	(3,648)	(3,648)
Issuance of restricted stock awards	25	—	—	—	—
Exercise of stock options	12	16	—	—	16
Cancellation of restricted stock awards	(22)	—	—	—	—
Share-based compensation	—	80	—	—	80
Balance at March 31, 2019	7,910	$34,660	$(70,459)	$140,684	$104,885
Net income	—	—	—	3,466	3,466
Issuance of restricted stock awards	39	—	—	—	—
Exercise of stock options	2	5	—	—	5
Cancellation of restricted stock awards	(26)	—	—	—	—
Treasury stock repurchases	(119)	—	(979)	—	(979)
Share-based compensation	—	202	—	—	202
Balance at March 31, 2020	7,806	$34,867	$(71,438)	$144,150	$107,579

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$3,466	$(3,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	337	380
Amortization of intangibles	55	-
Amortization of debt issuance costs	429	-
Amortization of operating of lease right-of-use assets	1,913	-
Gain on sale of property and equipment	(23)	(62)
Goodwill impairment charge	295	-
Repossessed assets	677	193
Provision for credit losses	16,901	32,836
Amortization of dealer discounts	(8,031)	(10,641)
Amortization of insurance and fee commissions	(2,615)	(1,797)
Accretion of purchase price discount	(746)	-
Deferred income taxes	3,215	(835)
Principal reduction on operating lease liabilities	(1,841)	-
Share-based compensation	202	80
Changes in operating assets and liabilities:
Accrued interest receivable	(275)	(157)
Prepaid expenses and other assets	304	(110)
Accounts payable and accrued expenses	(744)	(2,046)
Income taxes receivable	(3,244)	(149)
Unearned insurance and fee commissions	210	-
Net cash provided by operating activities	10,485	14,044
Cash flows from investing activities:
Purchase and origination of finance receivables	(89,334)	(85,240)
Principal payments received	106,248	129,530
Net assets acquired from branch acquisitions, primarily loans	(20,483)	-
Purchase of property and equipment	(130)	(228)
Proceeds from sale of property and equipment	23	97
Net cash (used in) provided by investing activities	(3,676)	44,159
Cash flows from financing activities:
Repayments on credit facility	(38,950)	(165,750)
Proceeds from the credit facility	20,780	145,000
Payment of loan originations fees	(623)	(2,453)
Proceeds from exercise of stock options	5	16
Repurchases of treasury stock	(979)	-
Net cash used in financing activities	(19,767)	(23,187)
Net (decrease) increase in cash	(12,958)	35,016
Cash and restricted cash, beginning of year	37,642	2,626
Cash and restricted cash, end of year	$24,684	$37,642
Supplemental Disclosures:
Interest paid, includding debt originations cost, during the year	$8,187	$11,600
Income taxes paid during the year	6	44
Leased assets obtained in exchange for new operating lease liabilities	4,058	-

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	Fiscal Year ended March 31,
	2020	2019
Cash	$16,802	$35,595
Restricted cash	7,882	2,047
Total cash and restricted cash	$24,684	$37,642

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS historically was engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Nicholas Financial. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. NFI also offers direct consumer loans (“Direct Loans”) and sells consumer-finance related products. In addition, NF Funding I, LLC (“NF Funding I”), is a wholly-owned, special purpose financing subsidiary of NFI.  All three companies are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Nicholas Financial – Canada and its wholly owned subsidiaries, NDS, NFI, and NF Funding I, collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated.

Segment Reporting

The Company reports operating segments in accordance with FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assesses performance.  FASB ASC Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way the operating segments where determined and other items.

The Company has one reportable segment, which is the consumer finance company.

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

Allowance for Credit Losses

During the first quarter of the fiscal year ended March 31, 2019, the Company began using the trailing six-month net charge-off percentage, annualized, and applied to ending finance receivables to calculate the allowance for credit losses.  This change was made to reflect changes in the Company’s lending policies and underwriting standards, which resulted from the Company changing its business strategies. The Company re-focused on financing primary transportation to and from work for the subprime borrower. This change resulted in purchasing higher yielding loans, with smaller amounts financed and shorter monthly terms. A trailing six-month, annualized, is also more in line with the industry practice, which uses a trailing twelve-month. Management believes a trailing six-month will more accurately reflect changes in the portfolio.  Using the prior method (discussed below), the allowance and provision expense for the first quarter of fiscal 2019 would have been approximately $151,000 lower.

As of March 2019, the Company changed its charge-off policy from 181 days past due to 121 days past due, which resulted in the Company charging-off approximately $6.4 million of finance receivables during the fourth quarter of fiscal 2019. This one-time charge-off, of approximately $6.4 million, was excluded from the March 31, 2019 allowance for credit losses calculation.

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

Repossessed Assets

Repossessed assets are stated at net realizable value and consist primarily of automobiles that have been repossessed by the Company and are awaiting final disposition. Most costs associated with repossession, transport, and auction preparation expenses are reported under operating expenses in the period in which they are incurred.

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

Goodwill

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than the carrying value. Goodwill is tested for impairment annually, as of the last day of the fiscal year, or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Goodwill is tested for impairment at the reporting unit level. The Company has one reporting unit, which is the same level as the Company’s one operating segment, the consumer finance company. The Company has the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting unit exceeds its fair value or proceeding directly to a quantitative test. The Company elected to perform the quantitative impairment test at March 31, 2020.

The quantitative impairment test compares the fair value of the reporting unit to its carrying value, including goodwill. The fair value of a reporting unit refers to the price that would be received to sell the reporting unit in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. If the fair value exceeds its carrying value, the goodwill of the reporting unit is not considered impaired. However, if the carrying value of the reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to that excess.

As the Company only has one reporting unit, the Company estimated the fair value of the reporting unit using a market based approach, with the primary input being the Company’s market capitalization at the measurement date, adjusted for a control premium. Based upon the impairment test at March 31, 2020, the Company concluded that its recorded balance of goodwill was impaired and recorded an impairment charge of $0.3 million, which resulted in a full write-off of the Company’s goodwill balance (See Note 5).

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carry amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on profitability of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value, based on operational results, if impairment has occurred.  The Company did not record any impairment charges for the long-lived assets for the fiscal year ended 2020 or 2019.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no unrecognized tax positions as of March 31, 2020 or 2019.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions the Company is no longer subject to U.S. federal and state tax examinations for fiscal years prior to 2016.

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

The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. See Note 7 for details regarding the impact of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) by the U.S. government on March 27, 2020.

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 61 days or more, or the collateral is repossessed, whichever is earlier. The Company reverses the accrual of interest income when the loan is contractually delinquent 61 days or more.

As of March 2019, non-performing assets, defined as 61 or more days past due, a Chapter 7 bankruptcy account, or a Chapter 13 bankruptcy that has not been confirmed by the courts, for which the accrual of interest income is suspended.  Upon confirmation of a bankruptcy chapter 13 (BK13), the account is charged-off.  Upon notification of a bankruptcy chapter 7, an account is monitored for collection.  In the event the debtors’ balance is reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction.  The remaining balance will be reduced as payments are received.  In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments (see Note 3).

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount, as a percent of the amount financed, associated with new volume for the fiscal years ended March 31, 2020 and 2019, were 7.9% and 8.2%, respectively.

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

Income (Loss) Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities.  Earnings (loss) per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Ordinarily, basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Ordinarily, diluted loss per share includes the dilutive effect of additional potential common shares from stock compensation awards. For the year ended March 31, 2020, Company experienced net income. For the year ended March 31, 2019, the Company experienced net loss, which is not allocated to participating securities as their effect is antidilutive.  Income (loss) per share has been computed based on the following weighted average number of common shares outstanding:

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2020	2019
Numerator:
Net income (loss) per consolidated statements of income (loss)	$3,466	$(3,648)
Less: Allocation of income (loss) to participating securities	(32)	—
Net income (loss) allocated to common stock	$3,434	$(3,648)
Basic income (loss) per share computation:
Net income (loss) allocated to common stock	$3,434	$(3,648)
Weighted average common shares outstanding, including shares considered participating securities	7,774	7,861
Less: Weighted average participating securities outstanding	(72)	—
Weighted average shares of common stock	7,702	7,861
Basic income (loss) per share	$.45	$(0.46)
Diluted income (loss) per share computation:
Income (loss) allocated to common stock	$3,434	$(3,648)
Undistributed earnings re-allocated to participating securities	32	—
Numerator for diluted income (loss) per share	$3,466	$(3,648)
Weighted average common shares outstanding for basic income (loss) per share	7,702	7,861
Incremental shares from stock options	1	—
Weighted average shares and dilutive potential common shares	7,703	7,861
Diluted income (loss) per share	$.45	$(0.46)

Diluted income (loss) per share does not include the effect of certain stock options as their impact would be anti-dilutive. Approximately 68,600 stock options were not included in the computation of diluted loss per share for the year ended March 31, 2019, because their effect would have been anti-dilutive.

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

For the year ended, March 31, 2020, the Company operated in 16 states through 43 branch locations. Of the finance receivables total as of March 31, 2020, Florida represented 29%, North Carolina represented 13%, Ohio represented 12%, and Georgia represented 10%. Of the remaining states, no one state represented more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

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

Variable Interest Entity

In March 2019, the Company entered into a new senior secured credit facility collateralized by customer financed receivables by transferring the receivables into a bankruptcy-remote variable interest entity (VIE).  Under the terms of the transaction, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. The Company retained the servicing of the portfolio and receives a monthly fee of 2.5% (annualized) based on the outstanding balance of the financed receivables, and the Company currently holds all of the residual equity, monthly fees are eliminated in the consolidated financial statements. In addition, the Company, rather than the VIE, will retain certain credit insurance income together with certain recoveries related to credit insurance and on charge-offs of the financed receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as the Company consolidates the VIE.

The Company consolidated the VIE’s when the Company determines that it is the primary beneficiary, the Company has the power to direct the activities that most significantly impact the performance of the VIE and it has the obligation to absorb losses and has the right to receive residual returns is significant.

Statements of Cash Flows

Cash paid for income taxes for the years ended March 31, 2020 and 2019 was approximately $6 thousand and $44 thousand, respectively. Cash paid for interest, including debt origination costs for the years ended March 31, 2020 and 2019 was approximately $8.2 million and $11.6 million, respectively.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current presentation.  Such reclassifications had no impact on previously reported net loss or shareholders’ equity.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The amendments in this update are effective for public entities who are SEC filers for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted the guidance on March 31, 2020 and applied it to the Company’s goodwill impairment test at March 31, 2020 (See Note 5).

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. “The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Upon adoption, the Company added the impact of the full operating lease terms, using the present value of future minimum lease payments to the balance sheet. The Company adopted the guidance on April 1, 2019 and the adoption of this guidance did not have a material impact on its Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2016, the FASB issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Recently, the FASB voted to delay the implementation date for this accounting standard, for smaller reporting companies, the new effective date is beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, the Company believes the adoption of this ASU will likely have a material effect and is expected to increase the overall allowance for credit losses.

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

The Company purchases individual Contracts from used and new automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given Contract once the assignment of that Contract is complete. The dealer has no vested interest in the performance of any Contract the Company purchases. In March 2019, the Company changed its charge off policy from 181 days past due to 121 days past due.  In addition, Chapter 13 Bankruptcies, once confirmed by the courts, are also charged off.  This policy change resulted in a one-time charge of approximately $6.4 million during the 4th quarter of fiscal 2019.  This policy change was made because current management believes it is more in line with industry standards, considering the sub-prime nature of our customers.  In the event of repossession, the charge-off will occur after standard collection practices by the Company, as determined by the residency state of a customer. This practice is consistent with the sub-prime industry.

Contracts and Direct Loans included in finance receivables are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2020	2019
Finance receivables	$219,366	$228,994
Accrued interest receivable	3,164	2,889
Unearned dealer discounts	(8,056)	(10,083)
Unearned insurance and fee commissions	(2,616)	(2,826)
Purchase price discount	(915)	-
Finance receivables, net of unearned	210,943	218,974
Allowance for credit losses	(11,162)	(16,932)
Finance receivables, net	$199,781	$202,042

Contracts

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of March 31, 2020, the average model year of vehicles collateralizing the portfolio was a 2011 vehicle. The terms of the Contracts range from 12 to 60 months and bear an average contractual interest rate of 22.6% and 22.7% as of March 31, 2020 and 2019, respectively.

Direct Loans

Direct Loans are typically for amounts ranging from $1,000 to $15,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of March 31, 2020, loans made by the Company pursuant to its Direct Loan program constituted approximately 5% of the aggregate principal amount of the Company’s loan portfolio. The terms of the Direct Loans range from 12 to72 months and bear an average contractual interest rate of 27.3% and 26.0% as of March 31, 2020 and 2019, respectively.

Allowance for Credit Losses

During the first quarter of the fiscal year ended March 31, 2019, the Company began using the trailing six-month net charge-off percentage, annualized, and applied to ending finance receivables to calculate the allowance for credit losses.  This change was made to reflect changes in the Company’s lending policies and underwriting standards, which resulted from the Company changing its business strategies. The Company re-focused on financing primary transportation to and from work for the subprime borrower. This change resulted in purchasing higher yielding loans, with smaller amounts financed and shorter monthly terms. A trailing six-month, annualized, is also more in line with the industry practice, which uses a trailing twelve-month. Management believes a trailing six-month will more accurately reflect changes in the portfolio.

As of March 2019, the Company changed its charge-off policy from 181 days past due to 121 days past due, which resulted in the Company charging-off approximately $6.4 million of finance receivables during the fourth quarter of fiscal 2019. This one-time charge-off, of approximately $6.4 million, was excluded from the March 31, 2019 allowance for credit losses calculation.

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

The following presents the activity in our allowance for credit losses, shown below and on the next page:

	For the year ended March 31, 2020
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$16,575	$357	$16,932
Provision for credit losses	16,096	805	16,901
Charge-offs	(29,174)	(663)	(29,837)
Recoveries*	6,936	230	7,166
Balance at end of year	$10,433	$729	$11,162

*For the year ended March 31, 2020, the Company completed bulk sales of charge-off accounts, which included $1.6 million of bankruptcy accounts and $0.1 million of non-performing accounts.

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

The following table is an assessment of the credit quality by creditworthiness as of March 31:

	(In thousands)
	2020			2019
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$201,045	$11,649	$212,694	$213,542	$7,889	$221,431
Non-performing accounts	6,202	195	6,397	7,453	110	7,563
Total	207,247	11,844	219,091	220,995	7,999	228,994
Chapter 13 bankruptcy	274	1	275	-	-	-
Finance receivables	$207,521	$11,845	$219,366	$220,995	$7,999	$228,994

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding any Chapter 13 bankruptcy accounts:

	(In thousands)
Contracts	Balance Outstanding	30 – 59 days	60 –89 days	90-119 days	120+ days	Total
March 31, 2020	$207,247	$14,977	$4,290	$1,893	$19	$21,179
		7.23%	2.07%	0.91%	0.01%	10.22%
March 31, 2019	$220,995	$14,897	$5,155	$2,288	$10	$22,350
		6.74%	2.33%	1.04%	0.00%	10.11%

Direct Loans	Balance Outstanding	30 – 59 days	60 –89 days	90-119 days	120+ days	Total
March 31, 2020	$11,844	$344	$136	$59	—	$539
		2.90%	1.15%	0.50%	0.00%	4.55%
March 31, 2019	$7,999	$197	$79	$31	$-	$307
		2.46%	0.99%	0.39%	0.00%	3.84%

4. Property and Equipment

Property and equipment as of March 31, 2020 and 2019 is summarized as follows:

	(In thousands)
	Cost	Accumulated Depreciation	Net Book Value
2020
Automobiles	$451	$396	$55
Software	160	23	137
Equipment	1,571	1,439	132
Furniture and fixtures	575	519	56
Leasehold improvements	1,207	1,105	102
	$3,964	$3,482	$482
2019
Automobiles	$488	$415	$73
Software	127	3	124
Equipment	1,535	1,263	272
Furniture and fixtures	535	465	70
Leasehold improvements	1,187	1,070	117
	$3,872	$3,216	$656

5. Goodwill and Intangibles

On April 30, 2019, the Company completed an acquisition of three branches, representing substantially all of the assets, of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”). Two acquired branches are located in the state of North Carolina and one branch is located in South Carolina. Based on its evaluation of the agreement, the Company accounted for the acquisition as a business combination. The Company allocated the purchase price to the acquired assets and liabilities based on their fair values. As of March 31, 2020, the accounting related to this acquisition was completed by the Company. The final determination of the fair value of the customer lists and goodwill were completed within the twelve-month measurement period from the date of the acquisition as required by FASB ASC Topic 805-10-25. The Company recorded the following assets and liabilities in its accounting for this acquisition and the changes in the carrying amount of goodwill, are as shown on the next page.

As of
March 31, 2020
Acquisitions:
Number of branches acquired through business combinations	3
Purchase price	$20,483
Tangible assets:
Finance receivable, net	20,097
Other assets	144
Assumed liabilities	(160)
Total net tangible assets	20,081
Excess of purchase prices over carrying value of net tangible assets	$402

Indirect dealer network relationships	$64
Direct customer relationships	43
Goodwill	295
Total goodwill and intangible assets	$402

For year ended
March 31, 2020
Balance as of April 1, 2019	$-
Goodwill acquired during the year	295
Goodwill impairment charge	(295)
Balance as of March 31, 2020	$-

The Company completed the annual impairment test for goodwill at the reporting unit level pursuant to Accounting Standards Codification (“ASC”) 350 – Intangibles – Goodwill and Other (ASC 350), as amended by ASU 2017-04, which the Company adopted during the current year A reporting unit is defined under GAAP as the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management.  Our single operating segment comprises a single reporting unit, based on the level at which segment management regularly reviews and measures the business operating results.  The Company has one operating segment, which is the consumer finance company.

ASC 350 requires the Company to test goodwill for impairment annually and more frequently if indicators of impairment exist.  Testing goodwill for impairment requires management to compare the fair value of a reporting unit with its carrying amount, including goodwill.  While the qualitative assessment may change how goodwill impairment testing is performed, it does not affect the timing or measurement of goodwill impairment.

ASC 350 also provides for an optional qualitative assessment for testing goodwill for impairment (qualitative assessment) that may allow the Company to skip the annual quantitative impairment test.  The qualitative assessment permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount.

The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date, which is March 31, 2020. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available.

The fair value of a reporting unit is the amount at which the unit as a whole could be sold in a current transaction between willing parties (i.e., other than in a forced or liquidation sale). If a public company has only one reporting unit (or a company owns a publicly traded subsidiary that represents a reporting unit), then the market capitalization of the public company (or its public subsidiary) provides certain evidence about the fair value of that reporting unit.

During the year ended March 31, 2020, the Company experienced a significant decrease in stock prices, which was significant driver of the goodwill impairment charge. As of March 31, 2020, the closing stock price was $5.84, and the fiscal year monthly average share price was $8.51. The total number of common shares outstanding was approximately 7.8 million for the period ending, March 31, 2020. Based upon the impairment test at March 31, 2020, the Company concluded that the reporting unit fair value, adjusted for a control premium, was less than the carrying amount of the reporting unit of $107.6 million. The goodwill impairment loss recognized was $0.3 million, which is limited to the total amount of goodwill allocated to the reporting unit.

Definite-lived intangible assets principally consist of customer-related assets including contract indirect dealer network relationships and direct customer relationships. These assets are amortized over their estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The evaluation compares the cash inflows expected to be generated from each intangible asset to its carrying value. If cash flows attributable to the intangible asset are less than the carrying value, the asset is considered impaired and written down to its estimated fair value. No material impairments of definite-lived intangible assets have been recognized in the periods presented in the consolidated financial statements.

For the twelve months ended as of March 31, 2020, the Company incurred approximately $278,000 in expenses related to the purchase of the Metrolina assets.

6. Credit Facility

Senior Secured Credit Facility

On March 29, 2019, NF Funding I, a wholly-owned, special purpose financing subsidiary of NFI entered into a senior secured credit facility (the “Credit Facility”) pursuant to a credit agreement with Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (the “Credit Agreement”). The Company’s prior credit facility was paid off in connection with this Credit Facility.

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

The availability of funds under the Credit Facility is generally limited to 82.5% of the value of non-delinquent receivables, and outstanding advances under the Credit Facility will accrue interest at a rate of LIBOR plus 3.75%. The commitment period for advances under the Credit Facility is three years. At the end of the commitment period, the outstanding balance will convert to a term loan and require monthly principal and interest payments over a four-year amortization period.

In connection with the Credit Facility, NFI has guaranteed the NF Funding I’s obligations under the Credit Agreement up to 10% of the highest aggregate principal amount outstanding under the Credit Agreement at any time pursuant to the Limited Guaranty. The Company is also obligated to cover any losses of the lender parties resulting from certain “bad acts” of the Company or its subsidiaries, such as fraud, misappropriation of funds or unpermitted disposition of the assets.

Pursuant to a related security agreement (the “Security Agreement”), NF Funding I granted a security interest in substantially all of its assets as collateral for its obligations under the Credit Facility. In addition, NFI pledged the equity interests of NF Funding I as additional collateral.

The Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. If an event of default occurs, the lenders could increase borrowing costs, restrict the NF Funding I’s ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Credit Facility or enforce their rights under the Company’s guarantees.

Once sold to the NF Funding I, the assets described above will be separate and distinct from the Company’s own assets and will not be available to its creditors should the Company become insolvent, although they will be presented on a consolidated basis on the Company’s balance sheet.

Future maturities of debt as of March 31, 2020 are as follows:

(in thousands)
Year Ended March 31,
2021	$—
2022	—
2023	31,707
2024	31,707
2025	31,708
Thereafter	31,708
$126,830

7. Fair Value Disclosures

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

	Fair Value Measurement Using (In thousands)			Fair	Carrying
Description	Level 1	Level 2	Level 3	Value	Value
Cash and restricted cash:
March 31, 2020	$24,684	$—	$—	$24,684	$24,684
March 31, 2019	$37,642	$—	$—	$37,642	$37,642
Finance receivables:
March 31, 2020	$—	$—	$199,781	$199,781	$199,781
March 31, 2019	$—	$—	$202,042	$202,042	$202,042
Repossessed assets:
March 31, 2020	$—	$—	$1,340	$1,340	$1,340
March 31, 2019	$—	$—	$1,924	$1,924	$1,924
Credit facility:
March 31, 2020	$—	$126,830	$—	$126,830	$126,830
March 31, 2019	$—	$145,000	$—	$145,000	$145,000

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as a Level 3.

8. Income Taxes

 The provision for income taxes (income tax benefits) consists of the following for the years ended March 31:

	(In thousands)
	2020	2019
Current:
Federal	$(4,440)	$(39)
State	6	(66)
Total current	(4,434)	(105)
Deferred:
Federal	3,008	(844)
State	207	9
Total deferred	3,215	(835)
Income tax benefit	$(1,219)	$(940)

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	(In thousands)
Deferred Tax Assets	2020	2019
Allowance for credit losses not currently deductible for tax purposes	$2,948	$4,431
Share-based compensation	320	276
Federal and state net operating loss carryforwards	458	2,293
Right of use liability	462	-
Other items	249	201
Total deferred tax assets	4,437	7,201

Deferred tax liabilities
Right of use asset	457	-
Other items	71	77
Total deferred tax liabilities	528	77
Deferred income taxes	$3,909	$7,124

The provision (benefit) for income taxes reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	2020	2019
Provision (benefit) for income taxes at Federal statutory rate	$479	$(845)
Increase (decrease) resulting from:
Federal Fiscal Year 2020 NOL rate differential	(414)	-
Federal Fiscal Year 2019 NOL rate differential	(1,362)	-
State income taxes, net of Federal benefit	91	(206)
Tax Reform – Rate Change	-	160
Other	(13)	(49)
Income tax expense (benefit)	$(1,219)	$(940)

The Company’s effective tax rate decreased to (54.3)% in fiscal 2020 from 20.5% in fiscal 2019, resulting from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. The CARES Act included several tax relief options for companies, which resulted in the following provisions available to the Company.

•In May 2020, the Company elected to carryback its fiscal year 2019 net operating losses of $9.7 million to 2013, thus generating a refund of $3.5 million and an income tax benefit of $1.4 million. The tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013.

•The Company plans to carryback its fiscal year 2020 net operating losses of $3.0 million to 2014, thus generating an anticipated refund of $1.0 million and an income tax benefit of $0.4 million. The tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2014.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  A significant piece of objective positive evidence evaluated was the cumulative pre-tax income over the three-year period ended March 31, 2020, cumulative pre-tax income for the next three years, and substantial federal NOL rate differentials, previously noted. As of

March 31, 2020, a valuation allowance was not required.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced.

The Company considers the earnings of the Company’s U.S. subsidiaries to be indefinitely invested outside Canada on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings.  The Company has not recorded a deferred tax liability related to the Canadian income taxes and U.S. withholding taxes on approximately $144.2 million of undistributed earnings of the U.S. subsidiaries indefinitely invested outside Canada.  If the Company decided to repatriate the U.S. earnings, it would need to adjust its income tax provision in the period the Company determined that the earnings will no longer be indefinitely invested outside of Canada.

9. Leases

The Company adopted a new lease accounting standard in April 2019. See Note 2, “Summary of Significant Accounting Policies,” for an overview of the transition to this standard.

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

The Company’s lease liability was $2.7 million as of March 31, 2020. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The lease asset was $2.6 million as of March 31, 2020.

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

The Company had elected the practical expedient of combining lease and non-lease components for its real estate leases in calculating the present value of the fixed payments without having to perform an allocation between the types of lease components. Future minimum lease payments under non-cancellable operating leases in effect as of March 31, 2020, are as follows:

in thousands
2021	$1,355
2022	865
2023	495
2024	88
2025	48
Thereafter	185
Total future minimum lease payments	3,036
Present value adjustment	(384)
Operating lease liability	$2,652

The following table reports information about the Company’s lease cost for the twelve months ended March 31, 2020 (in thousands):

Lease cost:
Operating lease cost	$1,777
Variable lease cost	435
Total lease cost	$2,212

The following table reports other information about the Company’s leases for the twelve months ended March 31, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,913
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,841
Weighted Average Lease Term - Operating Leases	2.5 years
Weighted Average Discount Rate - Operating Leases	6.5%

Rent expense for the fiscal years ended March 31, 2020 and 2019 was approximately $2.2 million and $2.6 million, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

10. Share-Based Payments

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

The Company did not grant any options during the years ended March 31, 2020 or 2019.

A summary of option activity under the Equity Plans as of March 31, 2020, and changes during the year are presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2019	72	$10.71	4.10	$51
Granted	—	—
Exercised	(2)	3.49
Forfeited	(8)	12.02
Outstanding at March 31, 2020	62	$11.67	3.13	$-
Exercisable at March 31, 2020	57	$10.63	2.70	$-

The total intrinsic value of options exercised during the years ended March 31, 2020 and 2019 was approximately $7,000 and $98,000, respectively.

During the fiscal year ended March 31, 2020, approximately 2,000 options were exercised at exercise prices ranging from $1.20 to $4.18 per share.  During the same period, approximately 8,000 options were forfeited at exercise prices ranging from $10.87 to $12.68 per share.

During the fiscal year ended March 31, 2019, approximately 12,000 options were exercised at exercise prices ranging from $0.77 to $4.18 per share. During the same period, approximately 67,000 options were forfeited at exercise prices ranging from $10.87 to $14.36 per share.

Cash received from options exercised during the fiscal years ended March 31, 2020 and 2019 totaled approximately $5,000 and $16,000, respectively. As of March 31, 2020, the Company had no unrecognized compensation related to options grants. For the year ended, March 31, 2020 and March 31, 2019, respectively, the Company had approximately $0 and $10,000 of total unrecognized compensation cost related to options granted.

A summary of the status of the Company’s non-vested restricted shares under the Equity Plan as of March 31, 2020, and changes during the year then ended is presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2019	45	$10.51	1.96	404
Granted	39	9.47
Vested	(8)	9.49
Forfeited	(26)	10.57
Non-vested at March 31, 2020	50	$9.65	1.40	$341

The Company awarded approximately 39,000 restricted shares during the fiscal year ended March 31, 2020. There are no performance shares included within the 39,000 restricted shares granted that resulted from the Company meeting a performance threshold. During the same period there were approximately 26,000 restricted shares forfeited.  With the adoption of ASU 2016-09 on January 1, 2017, the Company no longer reduces stock-based compensation by estimated forfeitures. Instead the Company accounts for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

As of March 31, 2020, there was approximately $208,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

11. Employee Benefit Plan

The Company has a 401(k)-retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company did not make a discretionary matching employee contribution. The Board will re-evaluate the Company’s matching policy for plan year 2020 later in the year.

12. Commitments and Contingencies

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

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE will remain distinct from the Company):

	2020	2019
Assets
Restricted cash	$7,882	$2,047
Finance receivables, net	165,966	187,584
Repossessed assets	1,277	-
Total assets	$175,125	$189,631
Liabilities
Credit facility	$124,255	$142,619
Accounts payable and accrued expenses	597	-
Total liabilities	$124,852	$142,619

14. Stock Plans

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

In August 2019, the Company’s Board authorized additional repurchase of up to $1.0 million of the Company’s outstanding shares.

The table below summarizes treasury share transactions under the Company’s stock repurchase program.

	Twelve months ended March 31, (In thousands)
	2020		2019
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	4,714	$(70,459)	4,714	$(70,459)
Treasury shares purchased	119	(979)	-	-
Treasury shares at the end of period	4,833	$(71,438)	4,714	$(70,459)

15. Subsequent Events

Paycheck Protection Program: On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from Fifth Third Bank in connection with the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company intends to use the proceeds of the PPP Loan for payroll costs and other covered expenses and intends to seek full forgiveness of the PPP Loan as soon as permitted under the Paycheck Protection Program.

If the PPP Loan is not fully forgiven, the Company will remain liable for the full and punctual payment of the outstanding principal balance plus accrued and unpaid interest. The PPP Loan accrues interest at a rate per annum equal to 1.00% and an initial payment of accrued and unpaid interest is due on December 27, 2020. The outstanding principal balance plus accrued and unpaid interest is due on May 27, 2022. The PPP Loan is unsecured. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type.

Point Predictive, Inc.: On June 10th 2020  Point Predictive Inc., the San Diego-based company that provides machine learning solutions to lenders, announced today that Nicholas Financial has selected the company’s risk scoring solutions to help them better segment high and low risk applications to improve the customer and dealer experience during the financing process.

Share Repurchases: For the period April 1, 2020 through June 21, 2020, the Company repurchased an additional 4,712 shares of our common stock for $27 thousand at an average price of $5.82 per share.  The total shares repurchased through June 21, 2020 under the plan in aggregate is 123,751 shares of common stock for $1.0 million at average price of $8.05.

COVID-19: The Company has discussed COVID-19 throughout the 10-K, including but not limited, to forward-looking information, Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes to the Consolidated Financial Statements

16. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2020 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$16,641	$15,585	$14,973	$14,896
Interest expense	2,488	2,298	1,886	1,843
Provision for credit losses	4,385	4,000	4,597	3,919
Non-interest expense	8,971	8,927	7,950	8,584
Operating income before income taxes	797	360	540	550
Income tax expense (benefit)	206	92	229	(1,746)
Net income	$591	$268	$311	$2,296
Earnings per share:
Basic	$0.07	$0.03	$0.04	$0.31
Diluted	$0.07	$0.03	$0.04	$0.31

	Fiscal Year ended March 31, 2019 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$18,759	$19,404	$16,740	$16,397
Interest expense	2,540	2,386	2,303	2,275
Provision for credit losses	5,426	8,374	7,871	11,165
Non-interest expense	8,801	7,966	7,847	8,934
Operating income before income taxes	1,992	678	(1,281)	(5,977)
Income tax expense (benefit)	572	96	(376)	(1,232)
Net income (loss)	$1,420	$582	$(905)	$(4,745)
Earnings (loss) per share:
Basic	$0.18	$0.07	$(0.12)	$(0.60)
Diluted	$0.18	$0.07	$(0.12)	$(0.60)

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020.  Notwithstanding the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2020 as a result of material weaknesses.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has considered the material weaknesses from the prior year, which has been incorporated into the current year material weaknesses. Management turnover was one of many contributing factors to the lack of Comprehensive SOX Compliance Program.  Similarly, the lack of segregation of duties was one of several design gaps and design control deficiencies across multiple business processes.  The Company is reporting two material weaknesses for the year ended, March 31, 2020, which are further discussed on the next page.

The Company completed a review of all activities performed or scheduled under the SOX Compliance program. Management started reperformance of key activities, including testing of design effectiveness of identified key controls.  As result of these actions, the Company has noted two material weaknesses for:

1)	Lack of Comprehensive SOX Compliance Program

Deficiencies were identified in key activities which prevented the Company from achieving full compliance with Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

2)	Test of Design Effectiveness

Starting in the fourth quarter of Fiscal 2020, the Company identified several design gaps and design control deficiencies across multiple business processes and information technology general controls, which impacted the testing of operating effectiveness.

Notwithstanding the material weaknesses, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Remedial Actions

The Company plans to take the remedial actions to address the current material weaknesses:

•

The Company has identified key activities to establish a comprehensive SOX Compliance Program, including the proper sequencing of them.  Management will complete risk assessments, as part of the planning and scoping activities.  The activities are scheduled to be completed during the first half of Fiscal 2021.

•	The Company will start the test of design effectiveness in the second quarter of Fiscal 2021, which will provide adequate time for remediation activities before testing of operating effectiveness.
•

The Company will start the test of operating effectiveness during the second half of Fiscal 2021, including reporting and aggregation of all control deficiencies, including evaluation of them individually and in the aggregate.

Management believes the foregoing efforts will effectively remediate the material weaknesses.  As management continues to evaluate and work to improve internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify or supplement the remediation plan described above.  Management cannot assure you, however, when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as identified in Management’s Report on Internal Control over Financial Reporting above.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The relevant information to be set forth in the definitive Proxy Statement and Information Circular for the 2020 Annual General Meeting of Shareholders of the Company (the “Proxy Statement”), is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2020, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except exercise price)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	62	$10.71	662
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None
TOTAL	62	$10.71	662

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

(1)Financial Statements

See Part II, Item 8, of this Report.

(2)Financial Statement Schedules

All financial schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3)Exhibits

Exhibit No.	Description

3.1Articles of Nicholas Financial, Inc. (1)

3.2Notice of Articles of Nicholas Financial, Inc. (2)

4.1Form of Common Stock Certificate (3)

4.2Description of the Registrant’s Securities

10.1Second Amended and Restated Loan and Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (4)

10.2Amendment No. 1, dated as of September 1, 2011, to Second Amended and Restated Loan and Security

Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (5)

10.3Amendment No. 2, dated as of December 21, 2012, to Second Amended and Restated Loan and Security

Agreement, dated as of January 12, 2010, by and among Nicholas Financial Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (6)

10.4Amendment No. 3, dated as of November 14, 2014, to Second Amended and Restated Loan and

Security Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (7)

10.5Amendment No. 4, dated as of January 30, 2015, to Second Amended and Restated Loan and Security

Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (8)

10.6Amendment No. 5, dated as of December 30, 2016, to Second Amended and Restated Loan and Security

Agreement, dated as of January 12, 2010, by and among Nicholas Financial, Inc., a Florida corporation, Bank of America, N.A., as agent, and each of the Lenders parties thereto (9)

10.7Amendment No. 6 to Second Amended and Restated Loan and Security Agreement, dated June 30,

2017, among Nicholas Financial, Inc., Bank of America, N.A., and each of the Lenders party thereto (10)

10.8Waiver and Amendment No. 7 to Second Amended and Restated Loan and Security Agreement, dated

November 8, 2017, among Nicholas Financial, Inc., Bank of America, N.A., and the Lenders party thereto (11)

10.9Waiver and Amendment No. 8 to Second Amended and Restated Loan and Security Agreement, dated

March 30, 2018, among Nicholas Financial Inc., Bank of America, N.A., and the Lenders thereto (12)

10.10Waiver and Amendment No. 9 to Second Amended and Restated Loan and Security Agreement, dated

November 2, 2018, among Nicholas Financial, Inc., Bank of America, N.A., and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2018 (13)

10.11

Waiver and Amendment No. 10 to Second Amended and Restated Loan and Security Agreement, dated February 12, 2019, among Nicholas Financial, Inc., Bank of America, N.A., and the Lenders party thereto incorporated in this filing. (14)

10.12	Credit Agreement dated as of March 29, 2019 by and among NF Funding I, LLC, Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (15)
10.13

Consent and First Amendment to Credit Agreement dated as of August 19. 2019 by and amount NF Funding, LLC, Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (16)

10.14	Receivables Purchase Agreement dates as of March 29, 2019 by and between NF Funding I, LLC and Nicholas Financial, Inc. (17)
10.15	Servicing Agreement dates as of March 29, 2019 by and among Ares Agent Services, L.P., as administrative agent, NF Funding I, LLC and Nicholas Financial, Inc. (18)
10.16	Limited Guaranty dated as of March 29, 2019 by Nicholas Financial, Inc. in favor of Ares Agent Services, L.P., as administrative agent and collateral agent (19)
10.17	Security Agreement dated as of March 29, 2019 by and between NF Funding I, LLC, Ares Agent Services, L.P., as collateral agent (20)
10.18	ISDA Master Agreement, dated as of March 30, 1999, between Bank of America, N.A. and Nicholas Financial, Inc. (21)
10.19	Letter Agreement, dated June 4, 2012, and effective June 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (22)
10.20	Letter Agreement, dated July 30, 2012, and effective August 13, 2012, by and between Nicholas Financial, Inc. and Bank of America, N.A. relating to interest-rate swap transaction (23)

10.21Note dated May 27, 2020 by the Company in favor of Fifth Third Bank (24)

10.22.1	Purchase and Sale Agreement, dated December 11, 2019, by and between Platinum Auto Finance of Tampa Bay, LLC
10.22.2	Purchase and Sale Agreement, dated January 30, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC
10.22.3	Purchase and Sale Agreement, dated February 20, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC

10.23Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (25) *

10.24Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award (26)*

10.25Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award (27)*

10.26Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Performance Share Award (28)*

10.27

Employment Agreement between the Company and Douglas W. Marohn, dated as of December 5, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-k filed on December 6, 2018) (29)*

10.28

Employment Agreement between the Company and Kelly M. Malson, dated as of December 5, 2018  (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-k filed on December 6, 2018) (30)*

10.29Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (31)

21Subsidiaries of Nicholas Financial, Inc. (32)

23.1Consent of RSM, LLP

24Powers of Attorney (included on signature page hereto)

31.1Certification of President and Chief Executive Officer

31.2Certification of Chief Financial Officer

32.1Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

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
(1)

Incorporated by reference to Appendix B to the Company's Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006 (File No. 0-26680).

(2)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed with the SEC on May 24, 2007 (SEC File No. 0-26680).
(3)	Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2009, as filed with the SEC on March 23, 2010.
(5)	Incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, as filed with the SEC on November 9, 2011.
(6)	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(7)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated November 14, 2014, as filed with the SEC on November 18, 2014.
(8)	Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, as filed with the SEC on February 9, 2015.
(9)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 11, 2017, as filed with the SEC on January 11, 2017.
(10)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 1, 2017, as filed with the SEC on August 1, 2017.
(11)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, as filed with the SEC on November 9, 2017.
(12)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 4, 2018, as filed with the SEC on April 4, 2018.
(13)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 2018, as filed with the SEC on November 14, 2018.
(14)	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended December 31, 2018, as filed with the SEC on February 14, 2019.
(15)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 16, 2019, as filed with the SEC on August 19, 2019.
(17)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(18)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(19)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(20)	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(21)	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-2 (Reg. No. 333-113215), as filed with the SEC on April 7, 2004
(22)	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(23)	Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 14, 2013.
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 4, 2020, as filed with the SEC on June 6, 2020.
(25)	Incorporated by reference to Appendix A to the Company's Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders, as filed with the SEC on July 6, 2015.
(26)	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(27)	Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(28)	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(29)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 5, 2018, as filed with the SEC on December 6, 2018.
(30)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 5, 2018, as filed with the SEC on December 6, 2018.
(31)	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on June 14, 2017
(32)	Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 22, 2020	By:	/s/ Douglas Marohn
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

Signature	Title	Date

/s/ Douglas Marohn	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 22, 2020
Douglas Marohn

/s/ Irina Nashtatik	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	June 22, 2020
Irina Nashtatik

/s/ Jeffrey C. Royal	Chairman of the Board of Directors	June 22, 2020
Jeffrey C. Royal

/s/ Robin Hastings	Director	June 22, 2020
Robin Hastings

/s/ Adam K. Peterson	Director	June 22, 2020
Adam K. Peterson

/s/ Jeremy Q. Zhu	Director	June 22, 2020
Jeremy Q. Zhu