Form 10-Q
period 2020-06-30
NICHOLAS FINANCIAL INC
filed 2020-08-07
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐    No   ☒

As of August 3, 2020, approximately 12.6 million shares, no par value, of the Registrant were outstanding (of which 4.8 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.8 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30, 2020 (Unaudited)	March 31, 2020
Assets
Cash	$25,932	$16,802
Restricted cash	6,386	7,882
Finance receivables, net	189,328	199,781
Repossessed assets	1,073	1,340
Operating lease right-of-use assets	2,413	2,598
Prepaid expenses and other assets	1,217	1,126
Income taxes receivable	4,525	4,898
Property and equipment, net	413	482
Deferred income taxes	3,831	3,909
Total assets	$235,118	$238,818
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$116,532	$124,255
Note payable	3,244	-
Net long-term debt	119,776	124,255
Operating lease liabilities	2,410	2,652
Accounts payable and accrued expenses	3,902	4,332
Total liabilities	126,088	131,239
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,640 and 12,639 shares issued, respectively; and 7,802 and 7,806 shares outstanding, respectively	34,916	34,867
Treasury stock: 4,838 and 4,833 common shares, at cost, respectively	(71,466)	(71,438)
Retained earnings	145,580	144,150
Total shareholders’ equity	109,030	107,579
Total liabilities and shareholders’ equity	$235,118	$238,818

The following table represents the assets and liabilities of our consolidated variable interest entity as follows:

	June 30, 2020 (Unaudited)	March 31, 2020
Assets
Restricted cash	$6,386	$7,882
Finance receivables, net	173,230	165,966
Repossessed assets	980	1,277
Total assets	$180,596	$175,125
Liabilities
Credit facility, net of debt issuance costs	$116,532	$124,255
Accounts payable and accrued expenses	492	597
Total liabilities	$117,024	$124,852

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2020	2019
Interest and fee income on finance receivables	$14,151	$16,641
Expenses:
Marketing	219	411
Salaries and employee benefits	4,152	4,821
Administrative	2,903	3,652
Provision for credit losses	3,300	4,385
Depreciation	69	87
Interest expense	1,649	2,488
Total expenses	12,292	15,844
Income before income taxes	1,859	797
Income tax expense	429	206
Net income	$1,430	$591
Earnings per share:
Basic	$0.18	$0.07
Diluted	$0.18	$0.07

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2020
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2020	7,806	$34,867	$(71,438)	$144,150	$107,579
Issuance of restricted stock awards	1	—	—	—	—
Share-based compensation	—	49	—	—	49
Treasury stock repurchases	(5)	—	(28)	—	(28)
Net income	—	—	—	1,430	1,430
Balance at June 30, 2020	7,802	$34,916	$(71,466)	$145,580	$109,030

	Three Months Ended June 30, 2019
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2019	7,910	$34,660	$(70,459)	$140,684	$104,885
Issuance of restricted stock awards	18	—	—	—	—
Shared-based compensation	—	34	—	—	34
Net income	—	—	—	591	591
Balance at June 30, 2019	7,928	$34,694	$(70,459)	$141,275	$105,510

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$1,430	$591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69	87
Amortization of debt issuance costs	107	—
Amortization of operating lease right-of-use assets	428	481
Gain on sale of property and equipment	(2)	(7)
Repossessed assets	267	(8)
Provision for credit losses	3,300	4,385
Amortization of dealer discounts	(1,489)	(2,063)
Amortization of insurance and fee commissions	(552)	(1,047)
Accretion of purchase price discount	(78)	(404)
Deferred income taxes	78	206
Principal reduction on operating lease liabilities	(386)	(442)
Share-based compensation	49	34
Changes in operating assets and liabilities:
Accrued interest receivable	129	(269)
Prepaid expenses and other assets	(190)	258
Accounts payable and accrued expenses	(430)	(372)
Income taxes receivable	373	(15)
Unearned insurance and fee commissions	(59)	111
Net cash provided by operating activities	3,044	1,526
Cash flows from investing activities
Purchase and origination of finance receivables	(19,223)	(21,110)
Principal payments received	28,425	33,110
Net assets acquired from branch acquisitions, primarily loans	—	(20,501)
Purchase of property and equipment	(18)	(14)
Proceeds from sale of property and equipment	20	7
Net cash provided by (used in) investing activities	9,204	(8,508)
Cash flows from financing activities
Repayments on credit facility	(7,830)	(8,000)
Proceeds from the credit facility	—	12,000
Payment of loan originations fees	—	(143)
Proceeds from note payable	3,244	—
Repurchases of treasury stock	(28)	—
Net cash (used in) provided by financing activities	(4,614)	3,857
Net increase (decrease) in cash and restricted cash	7,634	(3,125)
Cash and restricted cash at the beginning of period	24,684	37,642
Cash and restricted cash at the end of period	$32,318	$34,517
Supplemental Disclosures:
Interest paid, including debt originations cost, during the quarter	1,643	1,677
Income taxes paid during the quarter	—	15
Leased assets obtained in exchange for new operating lease liabilities	867	505

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying consolidated balance sheet as of March 31, 2020, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities and Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 as filed with the Securities and Exchange Commission on June 22, 2020. The March 31, 2020 consolidated balance sheet included herein has been derived from the March 31, 2020 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

The Company defines a non-performing asset as one that is 61 or more days past due, a Chapter 7 bankruptcy account, or a Chapter 13 bankruptcy account that has not been confirmed by the courts, for which the accrual of interest income is suspended.  Upon confirmation of a Chapter 13 bankruptcy account (BK13), the account is immediately charged-off.  Upon notification of a Chapter 7 bankruptcy, an account is monitored for collectability. In the event the debtors’ balance is reduced by the bankruptcy court, the Company records a loss equal to the amount of principal balance reduction.  The remaining balance is reduced as payments are received.  In the event an account is dismissed from bankruptcy, the Company will decide whether to begin repossession proceedings or to allow the customer to make regularly scheduled payments.

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

The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended June 30, 2020 and 2019 was 8.0% and 8.3%, respectively, in relation to the total amount financed.

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

	Three months ended June 30, (In thousands, except per share amounts)
	2020	2019
Numerator:
Net income	$1,430	$591
Less: Allocation of earnings to participating securities	(8)	(4)
Net income allocated to common stock	$1,422	$587
Basic earnings per share computation:
Net income allocated to common stock	$1,422	$587
Weighted average common shares outstanding, including shares considered participating securities	7,801	7,973
Less: Weighted average participating securities outstanding	(43)	(52)
Weighted average shares of common stock	7,758	7,921
Basic earnings per share	$0.18	$0.07
Diluted earnings per share computation:
Net income allocated to common stock	$1,422	$587
Undistributed earnings re-allocated to participating securities	8	—
Numerator for diluted earnings per share	$1,430	$587
Weighted average common shares outstanding for basic earnings per share	7,758	7,921
Incremental shares from stock options	—	1
Weighted average shares and dilutive potential common shares	7,758	7,922
Diluted earnings per share	$0.18	$0.07

4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	June 30, 2020	March 31, 2020	June 30, 2019
Finance receivables	$208,808	$219,366	$235,931
Accrued interest receivable	3,035	3,164	3,158
Unearned dealer discounts	(7,944)	(8,056)	(9,533)
Unearned insurance and fee commissions	(2,557)	(2,616)	(2,715)
Purchase price discount	(766)	(915)	(1,303)
Finance receivables, net of unearned	200,576	210,943	225,538
Allowance for credit losses	(11,248)	(11,162)	(16,112)
Finance receivables, net	$189,328	$199,781	$209,426

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of June 30,
Contract Portfolio	2020	2019
Average APR	22.6%	22.6%
Average discount	7.6%	7.7%
Average term (months)	51	52
Number of active contracts	25,931	28,631

	As of June 30,
Direct Loan Portfolio	2020	2019
Average APR	27.4%	26.2%
Average term (months)	27	27
Number of active contracts	3,412	2,763

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of June 30, 2020, the average model year of vehicles collateralizing the portfolio was a 2011 vehicle.

Direct Loans are typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is “typically” less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of June 30, 2020, loans made by the Company pursuant to its Direct Loan program constituted approximately 5.6% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Additionally, credit loss trends over several reporting periods are utilized in estimating future losses and overall portfolio performance. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$10,433	$729	$11,162
Provision for credit losses	3,300	-	3,300
Charge-offs	(4,334)	(155)	(4,489)
Recoveries	1,252	23	1,275
Balance at June 30, 2020	$10,651	$597	$11,248

	Three months ended June 30, 2019
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$16,575	$357	$16,932
Provision for credit losses	3,980	405	4,385
Charge-offs	(6,811)	(157)	(6,968)
Recoveries	1,750	13	1,763
Balance at June 30, 2019	$15,494	$618	$16,112

The Company uses the trailing six-month charge-offs, annualized, to calculate the allowance for credit losses. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and aligns the allowance for credit losses with the portfolio’s performance indicators.

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	June 30, 2020			June 30, 2019
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$191,988	$11,524	$203,512	$219,772	$8,549	$228,321
Non-performing accounts	4,955	160	5,115	6,939	149	7,088
Total	196,943	11,684	208,627	226,711	8,698	235,409
Chapter 13 bankruptcy accounts	181	0	181	519	3	522
Finance receivables	$197,124	$11,684	$208,808	$227,230	$8,701	$235,931

A performing account is defined as an account that is less than 61 days past due. The Company defines an automobile contract as delinquent when more than 25% of a payment contractually due by a certain date has not been paid by the immediately following due date, which date may have been extended within limits specified in the servicing agreements or as a result of a deferral.. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable.

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

A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account for which the accrual interest income has been suspended. The Company’s charge-off policy is to charge off an account in the month the contract becomes 121 days contractually delinquent.

In the event an account is dismissed from bankruptcy, the Company will decide whether to begin repossession proceedings or to allow the customer to make regularly scheduled payments.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
June 30, 2020	$196,943	$9,584	$3,595	$1,334	$26	$14,539
		4.87%	1.83%	0.68%	0.01%	7.39%
June 30, 2019	$226,711	$13,566	$5,302	$1,627	$10	$20,505
		5.98%	2.34%	0.72%	0.00%	9.04%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
June 30, 2020	$11,684	$244	$81	$79	$—	$404
		2.09%	0.69%	0.68%	—	3.46%
June 30, 2019	$8,698	$228	$103	$46	$—	$377
		2.62%	1.18%	0.53%	—	4.33%

5. Acquisition

On April 30, 2019, the Company completed an acquisition of three branches, representing substantially all of the assets of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”). Two acquired branches are located in the state of North Carolina and one branch is located in South Carolina. Based on its evaluation of the agreement, the Company accounted for the acquisition as a business combination. The Company allocated the purchase price to acquired assets and liabilities on their fair values. The Company acquired finance receivables, net of $20.1 million, other assets of $0.1 million, assumed liabilities of $0.2 million and incurred approximately $0.3 million in related expenses. The purchase price allocation resulted in goodwill of $0.3 million which the Company determined to be impaired as of March 31, 2020. Finance receivables from the Metrolina acquisition as of June 30, 2020 and March 31, 2020 were $9.0 million and $10.9 million, respectively.

6. Credit Facility

Senior Secured Credit Facility

On March 29, 2019, NF Funding I, a wholly-owned, special purpose financing subsidiary of NFI entered into a senior secured credit facility (the “Credit Facility”) pursuant to a credit agreement with Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (the “Credit Agreement”). The Company’s prior credit facility was paid off by this new Credit Facility.

Pursuant to the Credit Agreement, the lenders have agreed to extend to NF Funding I a line of credit of up to $175,000,000, which is used to purchase motor vehicle retail installment sale contracts from NFI on a revolving basis pursuant to a related receivables purchase agreement between NF Funding I and NFI (the “Receivables Purchase Agreement”). Under the terms of the Receivables Purchase Agreement, NFI sells to NF Funding I the installment sale contracts. NFI services the motor vehicle retail installment sale contracts transferred to NF Funding I pursuant to a related servicing agreement (the “Servicing Agreement”).

The availability of funds under the Credit Facility is generally limited to 82.5% of the value of non-delinquent receivables, and outstanding advances under the Credit Facility accrue interest at a rate of LIBOR plus 3.75%. The commitment period for advances under the Credit Facility is three years. At the end of the commitment period, the outstanding balance will pay off over a four-year amortization period.

In connection with the Credit Facility, NFI has guaranteed NF Funding I’s obligations under the Credit Agreement up to 10% of the highest aggregate principal amount outstanding under the Credit Agreement at any time pursuant to a limited guaranty. The Company would also be obligated to cover any losses of the lender parties resulting from certain defined “bad acts” of the Company or its subsidiaries, such as fraud, misappropriation of funds or unpermitted disposition of the assets.

Pursuant to the related security agreement (the “Security Agreement”), NF Funding I granted a security interest in substantially all of its assets as collateral for its obligations under the Credit Facility. In addition, NFI pledged the equity interests of NF Funding I, as additional collateral.

The Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. If an event of default occurs, the lenders could increase borrowing costs, restrict NF Funding I’s ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Credit Facility or enforce their rights under the Company’s guarantees.

Once sold to NF Funding I, the assets described above are separate and distinct from the Company’s own assets and are not available to the Company’s creditors should the Company become insolvent, although they are presented on a consolidated basis on the Company’s balance sheet see “Note 12-Variable Interest Entity”.

Future maturities of debt as of June 30, 2020 are as follows:

(in thousands)
FY2021	$721
FY2022	2,163
FY2023	30,110
FY2024	29,750
FY2025	29,750
Thereafter	29,750
$122,244

Note 7. Income Taxes

The Company recorded an income tax expense of approximately $429,000 for the three months ended June 30, 2020 compared to income tax expense of approximately $206,000 for the three months ended June 30, 2019. The Company’s effective tax rate decreased to 23.1% for the three months ended June 30, 2020 from 25.8% for the three months ended June 30, 2019. The changes in the effective tax rate was attributed to discrete items, primarily related to state apportionment rates.

Note 8. Leases

The Company maintains lease agreements related to its branch network and for its corporate headquarters. The branch lease agreements range from one to five years and generally contain options to extend from one to three years. The corporate headquarters lease agreement was renewed with a lease maturity date of March 2023. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on a rate or index that may change after the commencement date, other than the passage of time.

The Company’s lease liability was $2.4 million and $2.7 million as of June 30, 2020 and March 31, 2020, respectively. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. The lease asset was $2.4 million and $2.6 million as of June 30, 2020 and March 31, 2020, respectively.

Future minimum lease payments under non-cancellable operating leases in effect as of June 30, 2020, are as follows:

in thousands
FY2021 (remaining nine months)	$1,019
FY2022	932
FY2023	516
FY2024	84
FY2025	46
Thereafter	$182
Total future minimum lease payments	2,779
Present value adjustment	(369)
Operating lease liability	$2,410

The following table reports information about the Company’s lease cost for the three months ended June 30, 2020 (in thousands):

Lease cost:
Operating lease cost	$411
Variable lease cost	97
Total lease cost	$508

The following table reports information about the Company’s lease cost for the three months ended June 30, 2019 (in thousands):

Lease cost:
Operating lease cost	$466
Variable lease cost	116
Total lease cost	$582

The following table reports other information about the Company’s leases for the three months ended June 30, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$428
Operating Lease - Operating Cash Flows (Liability Reduction)	$386
Weighted Average Lease Term - Operating Leases	3.0 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the three months ended June 30, 2019 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$481
Operating Lease - Operating Cash Flows (Liability Reduction)	$442
Weighted Average Lease Term - Operating Leases	2.0 years
Weighted Average Discount Rate - Operating Leases	6.5%

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

Repossessed assets are valued at the lower of the finance receivable balance prior to repossession or the estimated net realizable value of the repossessed asset. The Company estimates the net realizable value using estimated auction wholesale proceeds less costs to sell plus insurance claims outstanding, if any.

Based on current market conditions, any new or renewed credit facility would be expected to contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of June 30, 2020 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on LIBOR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
June 30, 2020	$32,318	$-	$-	$32,318	$32,318
March 31, 2020	$24,684	$-	$-	$24,684	$24,684
Finance receivables:
June 30, 2020	$-	$-	$189,328	$189,328	$189,328
March 31, 2020	$-	$-	$199,781	$199,781	$199,781
Repossessed assets:
June 30, 2020	$-	$-	$1,073	$1,073	$1,073
March 31, 2020	$-	$-	$1,340	$1,340	$1,340
Credit facility:
June 30, 2020	$-	$119,000	$-	$119,000	$119,000
March 31, 2020	$-	$126,830	$-	$126,830	$126,830
Note Payable:
June 30, 2020	$-	$3,244	$-	$3,244	$3,244
March 31, 2020	$-	$-	$-	$-	$-

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Level 2 assets are financial assets and liabilities that do not have regular market pricing, but whose fair value can be determined based on other data values or market pricing. Management has determined that this level to be most appropriate for the credit facility and note payable shown in the table above.

10. Commitments and Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations

The extent to which the COVID-19 pandemic will impact our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to find a suitable vaccine, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. It is likely that prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows. The Company has discussed COVID-19 throughout the 10-Q, including but not limited, to forward-looking information and Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

11. Summary of Significant Accounting Policies

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or shareholders’ equity.

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

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE remain distinct from the Company):

	June 30, 2020 (Unaudited)	March 31, 2020
Assets
Restricted cash	$6,386	$7,882
Finance receivables, net	173,230	165,966
Repossessed assets	980	1,277
Total assets	$180,596	$175,125
Liabilities
Credit facility	$116,532	$124,255
Accounts payable and accrued expenses	492	597
Total liabilities	$117,024	$124,852

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

The timing and actual number of repurchases will depend on a variety of factors, including stock price, corporate and regulatory requirements and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

In August 2019, the Company’s Board authorized additional repurchases of up to $1.0 million of the Company’s outstanding shares.

The table shown on the next page summarizes treasury share transactions under the Company’s stock repurchase program.

	Three months ended June 30, (In thousands)
	2020		2019
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	4,833	$(71,438)	4,714	$(70,459)
Treasury shares purchased	5	(28)	-	-
Treasury shares at the end of period	4,838	$(71,466)	4,714	$(70,459)

For the three months ended June 30, 2020, the Company repurchased a total of 4,712 shares of common stock at an aggregate cost of $28 thousand and average cost per share of $5.82.  The total shares repurchased through July 31, 2020 under the plan in aggregate is 123,751 shares of common stock for $1.0 million at an average price of $8.05 in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934.

Note 14. Note Payable

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company intends to use the proceeds of the PPP Loan for payroll costs and other covered expenses and intends to seek full forgiveness of the PPP Loan as soon as permitted under the Paycheck Protection Program, but there can be no assurance that the Company will obtain any forgiveness of the PPP Loan.

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Annual Report may include, without limitation: (1) the projected impact of the novel coronavirus disease (“COVID-19”) outbreak on our customers and our business, (2) projections of revenue, income, and other items relating to our financial position and results of operations, (3) statements of our plans, objectives, strategies, goals and intentions, (4) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (5) statements of expected industry and general economic trends; such statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

•	future impacts of the COVID-19 outbreak and measures taken in response thereto, for which future developments are highly uncertain and difficult to predict;
•	availability of capital (including the ability to access bank financing);
•

recently enacted, proposed or future legislation and the manner in which it is implemented, including tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations;

•	fluctuations in the economy;
•	the degree and nature of competition and its effects on the Company’s financial results;
•	fluctuations in interest rates;
•	effectiveness of our risk management processes and procedures, including the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures;
•	demand for consumer financing in the markets served by the Company;
•	our ability to successfully develop and commercialize new or enhanced products and services;
•	the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements;
•	increases in the default rates experienced on automobile finance installment contracts (“Contracts”);
•	higher borrowing costs and adverse financial market conditions impacting our funding and liquidity;
•

our ability to securitize our loan receivables, occurrence of an early amortization of our securitization facilities, loss of the right to service or subservice our securitized loan receivables, and lower payment rates on our securitized loan receivables;

•

regulation, supervision, examination and enforcement of our business by governmental authorities, and adverse regulatory changes in the Company’s existing and future markets, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments, including regulations relating to privacy, information security and data protection and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business

•	fraudulent activity;
•	failure of third parties to provide various services that are important to our operations;
•	alleged infringement of intellectual property rights of others and our ability to protect our intellectual property;
•	litigation and regulatory actions;
•	our ability to attract, retain and motivate key officers and employees; use of third-party vendors and ongoing third-party business relationships; cyber-attacks or other security breaches;
•	disruptions in the operations of our computer systems and data centers;
•	our ability to realize our intentions regarding strategic alternatives;
•	our ability to expand our business, including our ability to complete acquisitions and integrate the operations of acquired businesses and to expand into new markets; and

•	the risk factors discussed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K, and our other filings made with the U.S. Securities and Exchange Commission (“SEC”).

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. All forward-looking statements included in this Quarterly Report are based on information available to the Company as the date of filing of this Quarterly Report, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s other filings made with the SEC, including its reports on Forms 10-K, 10-Q, 8-K and annual reports to shareholders.

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

The extension of the expansion of unemployment benefits by the CARES Act to allowed individuals to receive their weekly unemployment benefit and the fact that unemployed customers received Pandemic Unemployment Compensation (“PUC”) equal to an additional $600 per week through July 31, 2020, collectively had a beneficial effect on the Company. If Congress does not extend PUC or reduces the amount of PUC after July 31, 2020, it could have an adverse effect on our business. The Company continued to experience strong cash collections in May 2020 and experienced positive trending on gross charge-off balances in April 2020 and May 2020.

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

On February 6, 2019, the CFPB issued two notices of proposed rulemaking regarding potential amendments to the Rule. First, the CFPB is proposing to rescind provisions of the Rule, including the ability to repay requirements. Second, the CFPB is proposing to delay the August 19, 2019 compliance date for part of the Rule, including the ability to repay requirements. These proposed amendments are not yet final and are subject to possible change before any final amendments would be issued and implemented. We cannot predict what the ultimate rulemaking will provide. The Company does not believe that these changes, as currently described by the CFPB, would have a material impact on the Company’s existing lending procedures, because the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. The Company will have to comply with the final rule’s payment requirements since it allows consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the final rule. The payment provisions of the final rule are expected to go into effect on August 19, 2019. If the payment provisions of the final rule apply, the Company will have to modify its loan payment procedures to comply with the required notices within the mandated timeframes set forth in the final rule.

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

During the first quarter of fiscal 2019, the Company began using the trailing six-month net charge-off percentage, annualized, and applied to ending finance receivables to calculate the allowance for credit losses. This change was made to reflect changes in the Company’s lending policies and underwriting standards. The change in the Company’s method for calculating the allowance for credit losses was accounted for as a change in estimate. A trailing six-month net charge-off percentage, annualized, applied to ending finance receivables is also more in line with the industry practice.

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

The Company utilizes the branch model, which allows for Contract purchasing to be done at the branch level. The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to provide reasonable assurance that the Contracts that the Company purchases have common risk characteristics. The Company utilizes its District Managers to evaluate their respective branch locations for adherence to these underwriting guidelines, as well as approve underwriting exceptions. The Company also utilizes field auditors to assure adherence to its underwriting guidelines. Any Contract that does not meet the Company’s underwriting guidelines can be submitted by a branch manager for approval from the Company’s District Managers or senior management.

Introduction

For the three months ended June 30, 2020, the net dilutive earnings per share increased to $0.18 as compared to net dilutive earnings per share of $0.07 for the three months ended June 30, 2019. Net income was $1.4 million for the three months ended June 30, 2020 as compared to a net income of $0.6 million for the three months ended June 30, 2019. Revenue decreased 15.0% to $14.2 million for the three months ended June 30, 2020 as compared to $16.6 million for the three months ended June 30, 2020, due to a 11.5% decrease in finance receivables, compared to the prior year quarter.

In December 2017, the Board appointed our current President and Chief Executive Officer. As he said since the first day he returned to the Company, we finance primary transportation to and from work for the subprime borrower. We do not finance luxury cars, second units or recreational vehicles, which are the first payments customers tend to skip in time of economic insecurity.  We finance the main and often only vehicle in the household that is needed to get our customers to and from work. The amounts we finance are much lower than most of our competitors, and therefore the payments are materially lower, too. The combination of financing a need over a want and having that loan by very affordable comparatively, creates a situation in which our customer is able and willing to better maintain their account with us. The Company believes that now it can begin to focus on growing the portfolio.

	Three months ended June 30, (In thousands)
	2020	2019
Portfolio Summary
Average finance receivables (1)	$213,859	$235,172
Average indebtedness (2)	$122,786	$149,043
Interest and fee income on finance receivables	$14,151	$16,641
Interest expense	1,649	2,488
Net interest and fee income on finance receivables	$12,502	$14,153
Gross portfolio yield (3)	26.47%	28.30%
Interest expense as a percentage of average finance receivables	3.08%	4.23%
Provision for credit losses as a percentage of average finance receivables	6.17%	7.46%
Net portfolio yield (3)	17.22%	16.61%
Operating expenses as a percentage of average finance receivables	13.73%	15.26%
Pre-tax yield as a percentage of average finance receivables (4)	3.49%	1.35%
Net charge-off percentage (5)	6.01%	8.93%
Finance receivables	$208,808	$235,931
Allowance percentage (6)	5.39%	6.83%
Total reserves percentage (7)	9.56%	11.42%

Note: All three-month of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Credit Facility.
(3)

Portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables.

(4)	Pre-tax yield represents net portfolio yield minus operating expenses (marketing, salaries, employee benefits, depreciation, and administrative), as a percentage of average finance receivables.

(5)	Net charge-off percentage represents net charge-offs (charge-offs less recoveries) divided by average finance receivables outstanding during the period.
(6)	Allowance percentage represents the allowance for credit losses divided by finance receivables outstanding as of ending balance sheet date.
(7)	Total reserves percentage represents the allowance for credit losses, purchase price discount, and unearned dealer discounts divided by finance receivables outstanding as of ending balance sheet date.

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

The Company’s principal goals are to increase its profitability and its long-term shareholder value through the measured acquisition of Contracts in existing markets and broadening the geographic area in which its current branches operate. The Company seeks to strengthen its automobile financing program in 16 states—Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, and Wisconsin (Nevada and Wisconsin are expansion states with no local branch office)—in which it currently operates by employing its core branch-based business model in each market it services, while supporting its branch network with targeted centralized servicing departments. The Company is exploring expansion of automobile financing programs in 3 states—Idaho, Iowa, and Utah.

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

Analysis of Credit Losses

In December 2017, the Board appointed our current President and Chief Executive Officer. As he said since the first day he returned to the Company, we finance primary transportation to and from work for the subprime borrower. We do not finance luxury cars, second units or recreational vehicles, which are the first payments customers tend to skip in time of economic insecurity.  We finance the main and often only vehicle in the household that is needed to get our customers to and from work. The amounts we finance are much lower than most of our competitors, and therefore the payments are materially lower, too. The combination of financing a need over a want and having that loan by very affordable comparatively, creates a situation in which our customer is able and willing to better maintain their account with us.

The Company uses a trailing six-month charge-off analysis, annualized, to calculate the allowance for credit losses. Management believes that using the trailing six-month charge-off analysis, annualized, will more quickly reflect changes in the portfolio as compared to a trailing twelve-month charge-off analysis.

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). Beginning March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $93,000 and $212,000 for these accounts as of June 30, 2020 and June 30, 2019, respectively. Based on declining balances of the bankruptcy accounts and the overall portfolio, the Company determine that no additional reserves for bankruptcy accounts was warranted as of June 30, 2020.

The provision for credit losses decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decreases were largely due to decreases in the average finance receivables balance and by a decrease in the net charge-off percentage (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage). The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2020 was 7.39%, a decrease from 9.04% as of June 30, 2019. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2020 was 3.46%, a decrease from 4.33% as of June 30, 2019. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s renewed focus on local branch-based servicing. Based on these actions, improving servicing, and stricter underwriting policies, management has seen improvements in the delinquency rates.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended June 30, 2020 and June 30, 2019 the Company granted deferrals to approximately 18.4% and 2.2%, respectively, of total Contracts and Direct Loans. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Due to COVID-19, the number of deferments granted was abnormal starting in March 2020. The number of deferments increased to 3,125 in April 2020 from 724 in March 2020. For each of the following months, the number of deferments continued to decrease to 1,512 in May 2020, 755 in June 2020 and 513 in July 2020, respectively. The Company anticipates the number of deferments to remain at normal levels during the rest of the Fiscal Year 2021.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 15.0% to $14.2 million for the three months ended June 30, 2020 from $16.6 million for the three months ended June 30, 2019. The decrease was primarily due to a 11.5% decrease in finance receivables to $208.8 million for the three months ended June 30, 2020 when compared to $235.9 million for the corresponding period ended June 30, 2019. The decrease in finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. Continuing this operating strategy allowed us to acquire Contracts at the similar yields with lower discounts during the three months ended June 30, 2020 compared to acquisitions during the corresponding period ended June 30, 2019, although combination of the same average yield and lower discounts could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The portfolio yield decreased to 26.5% for the three months ended June 30, 2020 compared to 28.3% for the three months ended June 30, 2019. The net portfolio yield increased to 17.2% for the three months ended June 30, 2020 compared to 16.6% for the three months ended June 30, 2019. The net portfolio yield increased primarily due to the decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses decreased to $7.3 million for the three months ended June 30, 2020 compared to $9.0 million for the three months ended June 30, 2019. Operating expenses as a percentage of average finance receivables decreased to 13.7% for the three months ended June 30, 2020 from 15.3% for the three months ended June 30, 2019. This decreased percentage were primarily attributed to dealers’ spiffs expenses, travel and entertainment expenses, professional fees, and repossessions/collections expenses. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Provision Expense

The provision for credit losses decreased to $3.3 million for the three months ended June 30, 2020 from $4.4 million for the three months ended June 30, 2019, largely due to a decrease in the net charge-off percentage to 6.0% for the three months ended June 30, 2020 from 8.9% for the three months ended June 30, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $1.6 million for the three months ended June 30, 2020 and $2.5 million for the three months ended June 30, 2019. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2020	2019
Variable interest under the Line of Credit facility	1.62%	2.93%
Credit spread under the Line of Credit facility	3.75%	3.75%
Average cost of borrowed funds	5.37%	6.68%

LIBOR rates have decreased (0.16%, which represents one-month LIBOR rate as required by Credit Facility, as of June 30, 2020 compared to 2.40%, which represents one-month LIBOR rate as required by the prior Line of Credit, as of June 30, 2019). For further discussions regarding interest rates see “Note 6—Credit Facility”.

Income Taxes

The Company recorded an income tax expense of approximately $429,000 for the three months ended June 30, 2020 compared to income tax expense of approximately $206,000 for the three months ended June 30, 2019. The Company’s effective tax rate increased to 23.1% for the three months ended June 30, 2020 from 25.8% for the three months ended June 30, 2019. The changes in the effective tax rate was attributed to discrete items, primarily related to state apportionment rates.

Contract Procurement

As of June 30, 2020, the Company purchases Contracts in the 16 states listed in the table on the next page. The Contracts purchased by the Company are predominantly for used vehicles; for the three-month periods ended June 30, 2020 and 2019, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of June 30,		Three months ended June 30,
	2020		2020	2019
State	Number of branches		Net Purchases (In thousands)
FL	11		$3,937	$5,304
GA	5		2,894	2,374
NC	3		1,312	1,774
SC	2		1,125	1,142
OH	6		2,479	2,636
MI	2		483	744
IN	2		738	1,075
KY	3		849	968
AL	2		494	498
TN	2		633	654
IL	1		146	199
MO	2		1,198	969
KS	-		-	298
PA	1		164	371
WI	-	a	14	48
NV	-	a	330	-
Total	42		$16,796	$19,054

a.	The Company acquires Contracts in Nevada and Wisconsin through its virtual expansion office operations based in Charlotte, North Carolina branch location.

	Three months ended June 30, (Purchases in thousands)
Contracts	2020	2019
Purchases	$16,796	$19,054
Average APR	23.5%	23.4%
Average discount	8.0%	8.3%
Average term (months)	46	47
Average amount financed	$9,962	$10,071
Number of Contracts	1,686	1,892

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended June 30, (Originations in thousands)
Originated	2020	2019
Purchases/Originations	$2,427	$2,056
Average APR	28.7%	28.2%
Average term (months)	26	24
Average amount financed	$4,373	$3,765
Number of loans	555	546

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30, (In thousands)
	2020	2019
Cash provided by (used in):
Operating activities	$3,044	$1,526
Investing activities	9,204	(8,508)
Financing activities	(4,614)	3,857
Net increase (decrease) in cash	$7,634	$(3,125)

The Company’s primary use of working capital for the quarter ended June 30, 2020 was funding the purchase of Contracts and bulk asset purchases, which are financed substantially through cash from principal and interest payments received, and the Credit Facility (as defined below).

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

As required under the Credit Facility, the Company is required to maintain at least $3.5 million of unrestricted cash.  Collections are remitted to restricted cash collection accounts, which totaled $6.4 million as of June 30, 2020.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of June 30, 2020.

	Payments Due by Period (In thousands)
	Total	FY2021	FY2022 & FY2023	FY2024 & FY2025	Thereafter
Operating leases	$2,779	$1,019	$1,448	$130	182
Credit facility	119,000	—	29,750	59,500	29,750
Interest on Credit facility	25,561	6,390	11,982	6,390	799
Note payable	3,244	721	2,523	—	—
Interest on Note Payable	32	29	3	—	—
Total	$150,616	$8,159	$45,706	$66,020	$30,731

1.

The Company’s Credit Facility matures on March 31, 2022. Interest on outstanding borrowings under the Credit Facility as of June 30, 2020, is based on an effective interest rate of 5.37%, which includes increased pricing through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Interest rate risk

As of June 30, 2020, $119.0 million, or 97.35% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on LIBOR rate of 0.16%, which represents one-month LIBOR rate, as of June 30, 2020) would have resulted in an annual increase of interest expense of approximately $1.2 million.

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

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, the Company reported that its internal control over financial reporting was not effective as of March 31, 2020, as a result of two material weaknesses. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company reported two material weaknesses for the year ended March 31, 2020

1)	Lack of Comprehensive SOX Compliance Program

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

Remedial Actions

The Company has taken or is taking the following remedial actions to address the material weaknesses:

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

Except as identified above, no change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the material weaknesses, which still exist as of June 30, 2020, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, that, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
April 1, 2020 to April 30, 2020	5	$5.82	5	$8,003
May 1, 2020 to May 31, 2020	-	-	-
June 1, 2020 to June 30, 2020	-	-	-	$-
Total	5	$5.82	5

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

In August 2019, the Company’s Board authorized additional repurchase of up to $1.0 million of the Company’s outstanding shares.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Promissory Note dated March 27, 2020 by Nicholas Financial, Inc. in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2020)

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 7, 2020	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)