Form 10-Q
period 2020-09-30
NICHOLAS FINANCIAL INC
filed 2020-11-12
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

As of November 6, 2020, approximately 12.4 million shares, no par value, of the Registrant were outstanding (of which 4.6 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.8 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30, 2020 (Unaudited)	March 31, 2020
Assets
Cash	$19,568	$16,802
Restricted cash	13,601	7,882
Equity investments with readily determinable fair values	3,013	—
Finance receivables, net	179,035	199,781
Repossessed assets	856	1,340
Operating lease right-of-use assets	2,588	2,598
Prepaid expenses and other assets	959	1,126
Income taxes receivable	1,448	4,898
Property and equipment, net	674	482
Deferred income taxes	4,004	3,909
Total assets	$225,746	$238,818
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$106,639	$124,255
Note payable	3,244	-
Net long-term debt	109,883	124,255
Operating lease liabilities	2,590	2,652
Accounts payable and accrued expenses	3,129	4,332
Total liabilities	115,602	131,239
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,650 and 12,639 shares issued, respectively; and 7,787 and 7,806 shares outstanding, respectively	34,964	34,867
Treasury stock: 4,863 and 4,833 common shares, at cost, respectively	(71,667)	(71,438)
Retained earnings	146,847	144,150
Total shareholders’ equity	110,144	107,579
Total liabilities and shareholders’ equity	$225,746	$238,818

The following table represents the assets and liabilities of our consolidated variable interest entity as follows:

	September 30, 2020 (Unaudited)	March 31, 2020
Assets
Restricted cash	$13,601	$7,882
Finance receivables, net	157,845	165,966
Repossessed assets	803	1,277
Total assets	$172,249	$175,125
Liabilities
Credit facility, net of debt issuance costs	$106,639	$124,255
Accounts payable and accrued expenses	460	597
Total liabilities	$107,099	$124,852

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Interest and fee income on finance receivables	$14,064	$15,585	$28,215	$32,226
Unrealized gain on equity investments	45	—	45	—
Total revenue	14,109	15,585	28,260	32,226
Expenses:
Marketing	358	427	577	838
Salaries and employee benefits	4,798	4,718	8,950	9,539
Administrative	2,923	3,699	5,826	7,351
Provision for credit losses	3,050	4,000	6,350	8,385
Depreciation	52	83	121	170
Interest expense	1,569	2,298	3,218	4,786
Total expenses	12,750	15,225	25,042	31,069
Income before income taxes	1,359	360	3,218	1,157
Income tax expense	92	92	521	298
Net income	$1,267	$268	$2,697	$859
Earnings per share:
Basic	$0.16	$0.03	$0.34	$0.11
Diluted	$0.16	$0.03	$0.34	$0.11

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2020
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at June 30, 2020	7,802	$34,916	$(71,466)	$145,580	$109,030
Issuance of restricted stock awards	10	—	—	—	—
Share-based compensation	—	48	—	—	48
Common stock repurchases	(25)	—	(201)	—	(201)
Net income	—	—	—	1,267	1,267
Balance at September 30, 2020	7,787	$34,964	$(71,667)	$146,847	$110,144

	Three Months Ended September 30, 2019
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at June 30, 2019	7,928	$34,694	$(70,459)	$141,275	$105,510
Issuance of restricted stock awards	21	—	—	—	—
Share-based compensation		55			55
Cancellation of restricted stock awards	(24)		—	—	—
Net income	—	—	—	268	268
Balance at September 30, 2019	7,925	$34,749	$(70,459)	$141,543	$105,833

	Six Months Ended September 30, 2020
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2020	7,806	$34,867	$(71,438)	$144,150	$107,579
Issuance of restricted stock awards	11	—	—	—	—
Share-based compensation	—	97	—	—	97
Common stock repurchases	(30)	—	(229)	—	(229)
Net income	—	—	—	2,697	2,697
Balance at September 30, 2020	7,787	$34,964	$(71,667)	$146,847	$110,144

	Six Months Ended September 30, 2019
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2019	7,910	$34,660	$(70,459)	$140,684	$104,885
Issuance of restricted stock awards	40	—	—	—	—
Cancellation of restricted stock awards	(25)	—	—	—	—
Share-based compensation	—	89	—	—	89
Net income	—	—	—	859	859
Balance at September 30, 2019	7,925	$34,749	$(70,459)	$141,543	$105,833

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$2,697	$859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121	170
Amortization of debt issuance costs	214	216
Amortization of operating lease right-of-use assets	818	928
Gain on sale of property and equipment	(2)	(7)
Unrealized gains on equity securities	(45)	—
Provision for credit losses	6,350	8,385
Amortization of dealer discounts	(3,218)	(4,178)
Amortization of insurance and fee commissions	(1,207)	(1,359)
Accretion of purchase price discount	(305)	(985)
Principal reduction on operating lease liabilities	(738)	(880)
Share-based compensation	97	89
Changes in operating assets and liabilities:
Accrued interest receivable	347	(157)
Repossessed assets	484	106
Prepaid expenses and other assets	35	(1,709)
Accounts payable and accrued expenses	(1,203)	376
Income taxes receivable	3,450	(15)
Deferred income taxes	(95)	299
Unearned insurance and fee commissions	(156)	85
Net cash provided by operating activities	7,644	2,223
Cash flows from investing activities
Purchase and origination of finance receivables	(40,362)	(44,202)
Principal payments received	59,297	65,098
Net assets acquired from branch acquisitions, primarily loans	—	(20,483)
Purchase of equity investments	(2,968)	—
Purchase of property and equipment	(311)	(32)
Proceeds from sale of property and equipment	—	7
Net cash provided by investing activities	15,656	388
Cash flows from financing activities
Repayments on credit facility	(17,830)	(37,500)
Proceeds from the credit facility	—	12,000
Payment of loan origination fees	—	(729)
Proceeds from note payable	3,244	—
Repurchases of common stock	(229)	—
Net cash used in financing activities	(14,815)	(26,229)
Net increase (decrease) in cash and restricted cash	8,485	(23,618)
Cash and restricted cash at the beginning of period	24,684	37,642
Cash and restricted cash at the end of period	$33,169	$14,024
Supplemental Disclosures:
Interest paid	3,129	4,007
Income taxes	727	15
Leased assets obtained in exchange for new operating lease liabilities	1,213	519

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

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle and competition in any given market. In making decisions regarding the purchase of a particular Contract the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer, and the value of the automobile in relation to the purchase price and the term of the Contract dealer discount.

The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months and six months ended September 30, 2020 and 2019 was 6.8% and 7.9% and 7.4% and 8.1%, in relation to the total amount financed, respectively.

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

	Three months ended September 30, (In thousands, except per share amounts)		Six months ended September 30, (In thousands, except per share amounts)
	2020	2019	2020	2019
Numerator:
Net income	$1,267	$268	$2,697	$859
Less: Allocation of earnings to participating securities	(7)	(1)	(15)	(6)
Net income allocated to common stock	$1,260	$267	$2,682	$853
Basic earnings per share computation:
Net income allocated to common stock	$1,260	$267	$2,682	$853
Weighted average common shares outstanding, including shares considered participating securities	7,777	7,859	7,766	7,881
Less: Weighted average participating securities outstanding	(46)	(70)	(44)	(61)
Weighted average shares of common stock	7,731	7,789	7,722	7,820
Basic earnings per share	$0.16	$0.03	$0.34	$0.11
Diluted earnings per share computation:
Net income allocated to common stock	$1,260	$267	$2,682	$853
Undistributed earnings re-allocated to participating securities	7	—	15	—
Numerator for diluted earnings per share	$1,267	$267	$2,697	$853
Weighted average common shares outstanding for basic earnings per share	7,731	7,789	7,722	7,820
Incremental shares from stock options	—	1	—	1
Weighted average shares and dilutive potential common shares	7,731	7,790	7,722	7,821
Diluted earnings per share	$0.16	$0.03	$0.34	$0.11

4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	September 30, 2020	March 31, 2020	September 30, 2019
Finance receivables	$198,168	$219,366	$222,320
Accrued interest receivable	2,817	3,164	3,046
Unearned dealer discounts	(7,411)	(8,056)	(8,995)
Unearned insurance and fee commissions	(2,460)	(2,616)	(2,741)
Purchase price discount	(610)	(915)	(676)
Finance receivables, net of unearned	190,504	210,943	212,954
Allowance for credit losses	(11,469)	(11,162)	(13,502)
Finance receivables, net	$179,035	$199,781	$199,452

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of September 30,
Contract Portfolio	2020	2019
Average APR	22.7%	22.7%
Average discount	7.6%	7.7%
Average term (months)	51	52
Number of active contracts	24,656	27,294

	As of September 30,
Direct Loan Portfolio	2020	2019
Average APR	27.7%	26.5%
Average term (months)	27	27
Number of active contracts	3,673	2,921

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of September 30, 2020, the average model year of vehicles collateralizing the portfolio was a 2011 vehicle.

Direct Loans are typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is “typically” less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of September 30, 2020, loans made by the Company pursuant to its Direct Loan program constituted approximately 6.4% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Additionally, credit loss trends over several reporting periods are utilized in estimating future losses and overall portfolio performance. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020			Six months ended September 30, 2020
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$10,651	$597	$11,248	$10,433	$729	$11,162
Provision for credit losses	3,050	0	3,050	6,350	0	6,350
Charge-offs	(4,073)	(142)	(4,215)	(8,407)	(298)	(8,705)
Recoveries	1,349	37	1,386	2,601	61	2,662
Balance at September 30, 2020	$10,977	$492	$11,469	$10,977	$492	$11,469

	Three months ended September 30, 2019			Six months ended September 30, 2019
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$15,494	$618	$16,112	$16,575	$357	$16,932
Provision for credit losses	3,600	400	4,000	7,580	805	8,385
Charge-offs	(8,140)	(182)	(8,322)	(14,675)	(339)	(15,014)
Recoveries	1,698	14	1,712	3,172	27	3,199
Balance at September 30, 2019	$12,652	$850	$13,502	$12,652	$850	$13,502

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

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	September 30, 2020			September 30, 2019
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$179,723	$12,509	$192,232	$205,458	$9,309	$214,767
Non-performing accounts	5,564	211	5,775	6,938	171	7,109
Total	185,287	12,720	198,007	212,396	9,480	221,876
Chapter 13 bankruptcy accounts	161	0	161	436	8	444
Finance receivables	$185,448	$12,720	$198,168	$212,832	$9,488	$222,320

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

In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to resume making regularly scheduled payments.

The Company does consider Chapter 13 bankruptcy accounts, for which the corresponding bankruptcy plan has not been confirmed as of the period end, to be troubled debt restructurings and included in the Company’s allowance for credit losses is a specific reserve of approximately $86,000 and $232,000 for these accounts as of September 30, 2020 and September 30, 2019, respectively.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
September 30, 2020	$185,287	$10,232	$3,962	$1,560	$42	$15,796
		5.52%	2.14%	0.84%	0.02%	8.53%

March 31, 2020	207,247	14,977	4,290	1,893	19	21,179
		7.23%	2.07%	0.91%	0.01%	10.22%

September 30, 2019	$212,396	$13,981	$4,950	$1,946	$42	$20,919
		6.58%	2.33%	0.92%	0.02%	9.85%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
September 30, 2020	$12,720	$349	$159	$52	$—	$560
		2.74%	1.25%	0.41%	—	4.40%

March 31, 2020	11,844	344	136	59	—	539
		2.90%	1.15%	0.50%	—	4.55%

September 30, 2019	$9,480	$219	$115	$56	$—	$390
		2.31%	1.21%	0.59%	—	4.11%

5. Investments

Equity Securities

Effective July 1, 2020, we adopted ASU 2016-01 which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. We use quoted market prices to determine the fair value of equity securities with readily determinable fair values. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Management assesses each of these investments on an individual basis. Additionally, on a quarterly basis, management is required to make a qualitative assessment of whether the investment is impaired. During the three months ended September 30, 2020, the Company did not recognize any fair value adjustments for equity securities without readily determinable fair values.

The Company adopted the standard on July 1, 2020 on equity securities purchased them in second quarter of 2021, so no prospective basis existed for these equity investments. The purchase of these equity investments was recorded in the Consolidated Balance Sheets in the second quarter of 2021. See Note 10 for further information.

As of September 30, 2020, the carrying values of our equity securities were included in the following line items in our consolidated balance sheet:

	(In thousands)
	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value
Marketable securities	$3,013	$-
Total equity securities	$3,013	$-

The calculation of net unrealized gains and losses for the period that relate to equity securities still held at September 30, 2020 is as follows (in thousand):

Six Months Ended
September 30, 2020
Net gains recognized during the period related to equity securities	$(45)
Unrealized gains recognized during the period related to equity securities still held at the end of the period	$(45)

6. Acquisition

On April 30, 2019, the Company completed an acquisition of three branches, representing substantially all of the assets of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”). Two acquired branches are located in the state of North Carolina and one branch is located in South Carolina. Based on its evaluation of the agreement, the Company accounted for the acquisition as a business combination. The Company allocated the purchase price to acquired assets and liabilities on their fair values. The Company acquired finance receivables, net of $20.1 million, other assets of $0.1 million, assumed liabilities of $0.2 million and incurred approximately $0.3 million in related expenses. The purchase price allocation resulted in goodwill of $0.3 million which the Company determined to be impaired as of March 31, 2020. Finance receivables from the Metrolina acquisition as of September 30, 2020 and March 31, 2020 were $7.3 million and $10.9 million, respectively.

7. Credit Facility

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

Pursuant to a related security agreement, NF Funding I granted a security interest in substantially all of its assets as collateral for its obligations under the Credit Facility. In addition, NFI pledged the equity interests of NF Funding I  as additional collateral.

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

Future maturities of debt as of September 30, 2020 are as follows:

(in thousands)
Quarter Ended September 30,
FY2021	$721
FY2022	2,163
FY2023	27,610
FY2024	27,250
FY2025	27,250
Thereafter	27,250
$112,244

Note 8. Income Taxes

The Company recorded an income tax expense of approximately $92,000 for the three months ended September 30, 2020 compared to income tax expense of approximately $92,000 for the three months ended September 30, 2019. The Company’s effective tax rate decreased to 6.8% for the three months ended September 30, 2020 from 25.6% for the three months ended September 30, 2019. The Company recorded an income tax expense of approximately $521,000 for the six months ended September 30, 2020 compared to income tax expense of approximately $298,000 for the six months ended September 30, 2019. The Company’s effective tax rate decreased to 16.2% for the six months ended September 30, 2020 from 25.8% for the six months ended September 30, 2019.

Note 9. Leases

The Company maintains lease agreements related to its branch network and for its corporate headquarters. The branch lease agreements range from one to five years and generally contain options to extend from one to three years. The corporate headquarters lease agreement renewed in April 2020 and expires in March 2023. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on a rate or index that may change after the commencement date, other than the passage of time.

The Company’s lease liability was $2.6 million as of September 30, 2020. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The lease asset was $2.6 million as of September 30, 2020. This asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as of the adoption of the new lease standard.

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

The Company had elected the practical expedient of combining lease and non-lease components for its real estate leases in calculating the present value of the fixed payments without having to perform an allocation between the types of lease components. Future minimum lease payments under non-cancellable operating leases in effect as of September 30, 2020, are as follows:

in thousands
FY2021	$697
FY2022	1,059
FY2023	689
FY2024	220
FY2025	153
Thereafter	$64
Total future minimum lease payments	2,882
Present value adjustment	(292)
Operating lease liability	$2,590

The following table reports information about the Company’s lease cost for the three months ended September 30, 2020 (in thousands):

Lease cost:
Operating lease cost	$372
Variable lease cost	85
Total lease cost	$457

The following table reports information about the Company’s lease cost for the six months ended September 30, 2020 (in thousands):

Lease cost:
Operating lease cost	$783
Variable lease cost	182
Total lease cost	$965

The following table reports other information about the Company’s leases for the three months ended September 30, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$390
Operating Lease - Operating Cash Flows (Liability Reduction)	$352
Weighted Average Lease Term - Operating Leases	2.4 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the six months ended September 30, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$818
Operating Lease - Operating Cash Flows (Liability Reduction)	$738
Weighted Average Lease Term - Operating Leases	2.7 years
Weighted Average Discount Rate - Operating Leases	6.5%

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

Based on current market conditions, any new or renewed credit facility would be expected to contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of September 30, 2020 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on LIBOR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
September 30, 2020	$33,169	$-	$-	$33,169	$33,169
March 31, 2020	$24,684	$-	$-	$24,684	$24,684
Equity investments with readily determinable fair values
September 30, 2020	$3,013	$-	$-	$3,013	$3,013
March 31, 2020	$-	$-	$-	$-	$-
Finance receivables:
September 30, 2020	$-	$-	$179,035	$179,035	$179,035
March 31, 2020	$-	$-	$199,781	$199,781	$199,781
Repossessed assets:
September 30, 2020	$-	$-	$856	$856	$856
March 31, 2020	$-	$-	$1,340	$1,340	$1,340
Credit facility:
September 30, 2020	$-	$109,000	$-	$109,000	$109,000
March 31, 2020	$-	$126,830	$-	$126,830	$126,830
Note payable:
September 30, 2020	$-	$3,244	$-	$3,244	$3,244
March 31, 2020	$-	$-	$-	$-	$-

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

Level 1 assets are financial assets that have a regular mark to market mechanism for setting a fair market value. These assets are considered to have readily observable, transparent prices and therefore a reliable, fair market value. Management has determined that this level to be most appropriate for cash, restricted cash, and equity investments.

11. Commitments and Contingencies

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

12. Summary of Significant Accounting Policies

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or shareholders’ equity.

The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2020 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at September 30, 2020, except as described below:

Equity Securities

Following our adoption of ASU 2016-01 on July 1, 2020, as described in "Recent Adopted Accounting Pronouncements", we account for our investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. Our equity securities may be classified into two categories and accounted for as follows:

•	Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income.
•

Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income.

Equity investments include our investment in common shares with readily determinable fair values. The fair value of equity investments with readily determinable fair values is primarily obtained from third-party pricing services. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value Measurement to evaluate the observed transaction(s) and adjust the fair value of the equity investment. ASC 321-10 also provides guidance related to accounting for impairment of equity securities without readily determinable fair values. The qualitative assessment to determine whether impairment exists requires the use of our judgment in certain circumstances. If, after completing the qualitative assessment, we conclude an equity investment without a readily determinable fair value is impaired, a loss for the difference between the equity investment’s carrying value and its fair value may be recognized as a reduction to noninterest income in the Consolidated Statements of Income.

Recent Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, less impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard requires retrospective application for equity investments with readily determinable fair values and prospective application for equity investments without readily determinable fair values. The Company adopted the standard on July 1, 2020 on equity securities purchased them in second quarter of 2021, so no prospective basis existed for these equity investments. The purchase of these equity investments was recorded in the Consolidated Balance Sheets in the second quarter of 2021. See Note 10 for further information.

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

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE remain distinct from the Company):

	September 30, 2020 (Unaudited)	March 31, 2020
Assets
Restricted cash	$13,601	$7,882
Finance receivables, net	157,845	165,966
Repossessed assets	803	1,277
Total assets	$172,249	$175,125
Liabilities
Credit facility, net of debt issuance costs	$106,639	$124,255
Accounts payable and accrued expenses	460	597
Total liabilities	$107,099	$124,852

Note 14. Stock Plans

In May 2019 and August 2019, the Company’s Board of Directors (“Board”) authorized a new stock repurchase program allowing for the repurchase of up to $8.0 million and $1.0 million, respectively, of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately with a total repurchase authorization of $9.0 million.

The timing and actual number of repurchases will depend on a variety of factors, including stock price, corporate and regulatory requirements and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

The table shown below summarizes treasury share transactions under the Company’s stock repurchase program.

	Three months ended September 30, (In thousands)
	2020		2019
	Number of Shares	Amount	Number of Shares	Amount
Common shares at the beginning of period	4,838	$(71,466)	4,714	$(70,459)
Common shares purchased	25	(201)	-	-
Common shares at the end of period	4,863	$(71,667)	4,714	$(70,459)

	Six months ended September 30, (In thousands)
	2020		2019
	Number of Shares	Amount	Number of Shares	Amount
Common shares at the beginning of period	4,833	$(71,438)	4,714	$(70,459)
Common shares purchased	30	(229)	-	-
Common shares at the end of period	4,863	$(71,667)	4,714	$(70,459)

For the three months and six months ended September 30, 2020, the Company repurchased a total of approximately 25,000 shares of common stock at an aggregate cost of approximately $201 thousand and average cost per share of $8.05; a total of approximately 30,000 shares of common stock at an aggregate cost of approximately $229 thousand and average cost per share of $7.70, respectively.  The total shares repurchased through November 6, 2020 under the plan in aggregate is approximately 149,000 shares of common stock for approximately $1.203 million at an average price of $8.05 in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934. The remaining aggregate amount available for repurchases of shares of common stock would be approximately $7.797 million.

Note 15. Note Payable

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

.

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

•

regulation, supervision, examination and enforcement of our business by governmental authorities, and adverse regulatory changes in the Company’s existing and future markets, including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other legislative and regulatory developments, including regulations relating to privacy, information security and data protection and the impact of the Consumer Financial Protection Bureau's (the “CFPB”) regulation of our business;

•	fraudulent activity;
•	failure of third parties to provide various services that are important to our operations;
•	alleged infringement of intellectual property rights of others and our ability to protect our intellectual property
•	litigation and regulatory actions;
•	our ability to attract, retain and motivate key officers and employees; use of third-party vendors and ongoing third-party business relationships; cyber-attacks or other security breaches;
•	disruptions in the operations of our computer systems and data centers;
•	our ability to realize our intentions regarding strategic alternatives;
•	our ability to expand our business, including our ability to complete acquisitions and integrate the operations of acquired businesses and to expand into new markets; and
•	the risk factors discussed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K, and our other filings made with the U.S. Securities and Exchange Commission (“SEC”).

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

The extension of the expansion of unemployment benefits by the CARES Act to allowed individuals to receive their weekly unemployment benefit and the fact that unemployed customers received Pandemic Unemployment Compensation (“PUC”) equal to an additional $600 per week through July 31, 2020, collectively had a beneficial effect on the Company. As of the Company’s filing, Congress has not extend PUC after July 31, 2020, it could have an adverse effect on our business. The Company continued to experience strong cash collections and experienced positive trending on gross charge-off balances for the six months ended September 30, 2020.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended September 30, 2020 and September 30, 2019 the Company granted deferrals to approximately 4.3% and 3.4%, respectively, of total Contracts and Direct Loans. For the six months ended September 30, 2020 and September 30, 2019 the Company granted deferrals to approximately 23.4% and 5.6%, respectively. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

For the first two quarters of Fiscal Year 2021, the Company has granted a lower number of one-month principal payment deferrals each subsequent month.  Due to COVID-19, the number of deferments increased to 3,125 in April 2020 from 724 in March 2020. For the six months ended September the Company has experienced an average monthly number of deferments of 1,103, which would represent approximately 3.9%, as of September 30, 2020. The Company anticipates the number of one-month principal payments deferrals to remain at normal levels during the rest of the Fiscal Year 2021.

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

Introduction

For the three months ended September 30, 2020, the net dilutive earnings per share increased to $0.16 as compared to net dilutive earnings per share of $0.03 for the three months ended September 30, 2019. Net income was $1.3 million for the three months ended September 30, 2020 and $0.3 million for the three months ended September 30, 2019. Revenue decreased 9.8% to $14.1 million for the three months ended September 30, 2020 as compared to $15.6 million for the three months ended September 30, 2019, due to a 12.3% decrease in average finance receivables, compared to the prior year quarter.

For the six months ended September 30, 2020, per share diluted earnings increased to $0.34 as comparted to $0.11 for the six months ended September 30, 2019. Net income was $2.7 million and $0.9 million for the six months ended September 30, 2020 and 2019, respectively. Revenue decrease 12.4% to $28.3 million for the six months ended September 30, 2020 as compared to $32.2 million for the six months ended September 30, 2019, due to a 11.6% decrease in average finance receivables compared to the prior year period.

In December 2017, the Board appointed our current President and Chief Executive Officer. As he said since the first day he returned to the Company, we finance primary transportation to and from work for the subprime borrower. We do not finance luxury cars, second units or recreational vehicles, which are the first payments customers tend to skip in time of economic insecurity.  We finance the main and often only vehicle in the household that is needed to get our customers to and from work. The amounts we finance are much lower than most of our competitors, and therefore the payments are materially lower, too. The combination of financing a need over a want and having that loan by very affordable comparatively, creates a situation in which our customer is able and willing to better maintain their account with us. The Company believes that now it can begin to focus on growing the portfolio, as reflected in the Company’s current expansion plans into new states.

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
	2020	2019	2020	2019
Portfolio Summary
Average finance receivables (1)	$203,407	$232,021	$208,608	$236,024
Average indebtedness (2)	$113,233	$139,929	$117,983	$144,486
Interest and fee income on finance receivables	$14,064	$15,585	$28,215	$32,226
Interest expense	1,569	2,298	3,218	4,786
Net interest and fee income on finance receivables	$12,495	$13,287	$24,997	$27,440
Gross portfolio yield (3)	27.66%	26.87%	27.05%	27.31%
Interest expense as a percentage of average finance receivables	3.09%	3.96%	3.09%	4.06%
Provision for credit losses as a percentage of average finance receivables	6.00%	6.90%	6.09%	7.11%
Net portfolio yield (3)	18.57%	16.01%	17.87%	16.15%
Operating expenses as a percentage of average finance receivables	15.99%	15.39%	14.84%	15.17%
Pre-tax yield as a percentage of average finance receivables (4)	2.58%	0.62%	3.03%	0.98%
Net charge-off percentage (5)	5.56%	11.40%	5.79%	10.01%
Finance receivables			$198,168	$222,320
Allowance percentage (6)			5.79%	6.07%
Total reserves percentage (7)			9.84%	10.42%

Note: All three-month and six-month statement of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Credit Facility.
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

The Company’s principal goals are to increase its profitability and its long-term shareholder value through the measured acquisition of Contracts in existing markets and broadening the geographic area in which its current branches operate. The Company seeks to strengthen its automobile financing program in 18 states—Alabama, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee. Idaho, Wisconsin, and Utah are expansion states with no local branch office, in which it currently operates by employing its core branch-based business model in each market it services, while supporting its branch network with targeted centralized servicing departments. The Company is exploring expansion of automobile financing programs in 3 states—Arizona, New Mexico, and Texas.

Being cognizant of the Company’s increasing operating expenses as a percent of income, as a result of its shrinking portfolio due to the increased focus on deal structure and pricing over volume, the Company decided to exit the states of Texas and Virginia resulting in the closure of four branches, during the fourth quarter of fiscal 2019. The Company left the state of Texas due to primarily operational concerns at the time.

Additionally, the Company merged the Raleigh and Charlotte, NC markets and merged some of the Atlanta, GA branches. The Company also continues to look for expansion opportunities both in states in which it currently operates and in new states. Recently, the Company has expanded operations into Columbia, South Carolina; Milwaukee, Wisconsin; Las Vegas, Nevada and Wichita, Kansas; while continuing to evaluate new states, including Iowa, Nevada, Arizona, Utah, and Texas. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

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

The Company is currently licensed to provide Direct Loans in 17 states— Alabama, Florida, Georgia (over $3,000), Idaho. Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, and Wisconsin. The Company solicits current and former customers in these states for the purpose of selling Direct Loans to such customers, and the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 5% and 10% of its total portfolio for the foreseeable future. The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, including the existing low interest rate environment, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Increased competition for the purchase of Contracts enabled automobile dealers to shop for the best price, resulting in an erosion in the dealer discounts from the initial principal amounts at which the Company was willing to purchase Contracts and higher advance rates. Further, increased competition resulted in the purchase of lower credit quality Contracts. However, with the Company’s change in management during the end of fiscal 2018 and beginning of fiscal 2019, it has placed less emphasis on competition when pricing the dealer discount. The Company instead focuses on purchasing Contracts that are priced to reflect the inherent risk level of the contract, and intends to sacrifice loan volume, if necessary, to maintain that pricing discipline. The table on the next page shows number and principal amount of Contracts purchased, average amount financed, average term, and average APR and discount for the periods presented:

Key Performance Indicators on Contracts Purchased
(Purchases in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average	Average
/Quarter	Purchased	Purchased#	Financed*^	APR*	Discount%*	Term*
2021	3,395	$34,103	$10,045	23.5%	7.4%	46
2	1,709	17,307	10,127	23.5%	6.8%	46
1	1,686	16,796	9,962	23.5%	8.0%	46
2020	7,647	$76,696	$10,035	23.4%	7.9%	47
4	1,991	19,658	9,873	23.5%	7.9%	46
3	1,753	17,880	10,200	23.3%	7.6%	47
2	2,011	20,104	9,997	23.5%	7.9%	46
1	1,892	19,054	10,071	23.4%	8.3%	47
2019	7,684	$77,499	$10,086	23.5%	8.2%	47
4	2,151	21,233	9,871	23.5%	8.0%	46
3	1,625	16,476	10,139	23.5%	8.1%	47
2	1,761	17,845	10,133	23.5%	8.4%	47
1	2,147	21,945	10,221	23.7%	8.3%	48

Key Performance Indicators on Direct Loans Originated (Originations in thousands)
	Number of	Principal
Fiscal Year	Loans	Amount	Average Amount	Average	Average
/Quarter	Originated	Originated	Financed*^	APR*	Term*
2021	1,479	$6,259	$4,260	29.0%	26
2	924	3,832	4,147	29.2%	25
1	555	2,427	4,373	28.7%	26
2020	3,142	$12,638	$4,017	28.2%	25
4	720	3,104	4,310	28.6%	25
3	1,137	4,490	3,949	28.4%	24
2	739	2,988	4,043	27.4%	25
1	546	2,056	3,765	28.2%	24
2019	1,918	$7,741	$4,036	26.4%	25
4	236	1,240	4,654	27.3%	24
3	738	2,999	4,063	25.9%	25
2	495	1,805	3,646	26.5%	25
1	449	1,697	3,779	25.7%	28

*Each average included in the tables is calculated as a simple average.

^Average amount financed is calculated as a single loan amount.

#Bulk portfolio purchase excluded for period-over-period comparability.

Analysis of Credit Losses

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). Beginning March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $86,000 and $232,000 for these accounts as of September 30, 2020 and September 30, 2019, respectively. Based on declining balances of the bankruptcy accounts and the overall portfolio, the Company determine that no additional reserves for bankruptcy accounts were warranted as of September 30, 2020.

The provision for credit losses decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decreases were largely due to decreases in the average finance receivables balance and by a decrease in the net charge-off percentage (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage). The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2020 was 8.53%, a decrease from 9.85% as of September 30, 2019. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2020 was 4.40%, an increase from 4.11% as of September 30, 2019. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s renewed focus on local branch-based servicing. Based on these actions, improving servicing, and stricter underwriting policies, management has generally seen improvements in the delinquency rates for the first two quarters of Fiscal Year 2021.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended September 30, 2020 and September 30, 2019 the Company granted deferrals to approximately 4.3% and 3.4%, respectively, of total Contracts and Direct Loans. For the six months ended September 30, 2020 and September 30, 2019 the Company granted deferrals to approximately 23.4% and 5.6%, respectively. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

For the first two quarters of Fiscal Year 2021, the Company has granted a lower number of one-month principal payment deferrals each subsequent month.  Due to COVID-19, the number of deferments increased to 3,125 in April 2020 from 724 in March 2020. For the six months ended September 30, 2020, the Company has experienced an average monthly number of deferments of 1,103, which would represent approximately 3.9%. The Company anticipates the number of one-month principal payments deferrals to remain at normal levels during the rest of the Fiscal Year 2021.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 9.8% to $14.1 million for the three months ended September 30, 2020 from $15.6 million for the three months ended September 30, 2019. The decrease was primarily due to a 12.3 % decrease in average finance receivables to $203.4 million for the three months ended September 30, 2020 when compared to $232.0 million for the corresponding period ended September 30, 2019. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This continued shift in focus also allowed us to acquire Contracts at the same yields with lower discounts during the three months ended September 30, 2020 compared to acquisitions during the corresponding period ended September 30, 2019, although combination of the same average yield and lower discounts could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield increased to 27.7% for the three months ended September 30, 2020 compared to 26.9% for the three months ended September 30, 2019. The net portfolio yield increased to 18.6% for the three months ended September 30, 2020 compared to 16.0% for the three months ended September 30, 2019. The net portfolio yield increase was primarily due to the decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses decreased to $8.1 million for the three months ended September 30, 2020 compared to $8.9 million for the three months ended September 30, 2019. Operating expenses as a percentage of average finance receivables increased to 15.99% for the three months ended September 30, 2020 from 15.39% for the three months ended September 30, 2019. This increased percentage was primarily attributed to dealers’ spiffs expenses, professional fees, and repossessions/collections expenses.

Provision Expense

The provision for credit losses decreased to $3.1 million for the three months ended September 30, 2020 from $4.0 million for the three months ended September 30, 2019, largely due to a 12.3 % decrease in the average finance receivables and decrease in the net charge-off percentage to 5.56% for the three months ended September 30, 2020 from 11.40% for the three months ended September 30, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $1.6 million for the three months ended September 30, 2020 and $2.3 million for the three months ended September 30, 2019. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2020	2019
Variable interest under the Line of Credit facility	1.79%	2.82%
Credit spread under the Line of Credit facility	3.75%	3.75%
Average cost of borrowed funds	5.54%	6.57%

Income Taxes

The Company recorded an income tax expense of approximately $92,000 for the three months ended September 30, 2020 compared to income tax expense of approximately $92,000 for the three months ended September 30, 2019. The Company’s effective tax rate decreased to 6.8% for the three months ended September 30, 2020 from 25.6% for the three months ended September 30, 2019.

Six months ended September 30, 2020 compared to six months ended September 30, 2019

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, decreased 12.4% to $28.2 million for the six months ended September 30, 2020 from $32.2 million for the six months ended September 30, 2019. The decrease was primarily due to 11.6% decrease in average finance receivables to $208.6 million for the six months ended September 30, 2020 when compared to $236.0 million for the corresponding period ended September 30, 2019. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This continued shift in focus also allowed us to acquire Contracts at higher yields during the six months ended September 30, 2020 compared to acquisitions during the corresponding period ended September 30, 2019, although the increase in average yield could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield decreased to 27.1 for the six months ended September 30, 2020 compared to 27.3% for the six months ended September 30, 2019. The net portfolio yield increased to 17.87% for the six months ended September 30, 2020 compared to 16.15% for the six months ended September 30, 2019, respectively. The net portfolio yield increased, primarily due to a decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses decreased to approximately $15.5 million for the six months ended September 30, 2020 from approximately $17.9 million for the six months ended September 30, 2019. This decreased was primarily attributed to dealers’ spiffs expenses, professional fees, and repossessions/collections expenses. Operating expenses as a percentage of average finance receivables decreased to 14.84% for the six months ended September 30, 2020 from 15.17% for the six months ended September 30, 2019. These decreased percentages were attributed to the decrease in the average finance receivables balance.

Provision Expense

The provision for credit losses decreased to $6.4 for the six months ended September 30, 2020 from $8.4 million for the six months ended September 30, 2019, largely due to 11.6% decrease in the average finance receivables and decrease in the net charge-off percentage to 5.79% for the six months ended September 30, 2020 from 10.01% for the six months ended September 30, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $3.2 million for the six months ended September 30, 2020 and $4.8 million for the six months ended September 30, 2019. The following table summarizes the Company’s average cost of borrowed funds:

	Six months ended September 30,
	2020	2019
Variable interest under the Line of Credit facility	1.71%	2.87%
Credit spread under the Line of Credit facility	3.75%	3.75%
Average cost of borrowed funds	5.46%	6.62%

Income Taxes

The Company recorded an income tax expense of approximately $521,000 for the six months ended September 30, 2020 compared to income tax expense of approximately $298,000 for the six months ended September 30, 2019. The Company’s effective tax rate decreased to 16.2% for the six months ended September 30, 2020 from 25.8% for the six months ended September 30, 2019.

Contract Procurement

The Company purchases Contracts in the 18 states for fiscal year 2021 listed in the table on the next page. The Contracts purchased by the Company are predominantly for used vehicles; for the three and six-month periods ended September 30, 2020 and 2019, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of September 30,		Three months ended September 30,		Six months ended September 30,
	2020		2020	2019	2020	2019
State	Number of branches		Net Purchases (In thousands)		Net Purchases (In thousands)
FL	11		$4,099	$4,825	$9,024	$10,129
GA	5		2,571	2,606	5,886	4,981
NC	3		964	1,827	2,281	3,600
SC	2		1,077	1,158	2,145	2,300
OH	6		2,586	2,821	5,352	5,457
MI	2		513	798	1,208	1,542
ID	—		87	-	87	-
IN	2		865	1,124	1,520	2,199
KY	3		1,353	1,226	2,351	2,194
AL	2		479	554	1,232	1,052
TN	1		685	879	1,531	1,533
IL	1		267	249	390	448
MO	2		1,044	1,260	2,104	2,229
KS	—		-	265	226	563
UT	—		12	-	12	-
NV	—		270	-	604	-
PA	1		382	409	896	780
WI	—	a	53	103	116	151
Total	41		$17,307	$20,104	$36,965	$39,158

a.	Purchases in the state of Wisconsin are currently being acquired and serviced through an Illinois branch.

b.	Purchases in the states of Idaho, Nevada, and Utah are being acquired and serviced through its virtual expansion officed operations based in the Charlotte, North Carolina branch location.

	Three months ended September 30, (Purchases in thousands)		Six months ended September 30, (Purchases in thousands)
Contracts	2020	2019	2020	2019
Purchases	$17,307	$20,104	$36,965	$39,158
Average APR	23.5%	23.5%	23.5%	23.5%
Average discount	6.8%	7.9%	7.4%	8.1%
Average term (months)	46	46	46	47
Average amount financed	$10,127	$9,997	$10,045	$10,034
Number of Contracts	1,709	2,011	3,395	3,903

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended September 30, (Originations in thousands)		Six months ended September 30, (Originations in thousands)
Originated	2020	2019	2020	2019
Purchases/Originations	$3,832	$2,988	$6,259	$5,044
Average APR	29.2%	27.4%	29.0%	27.8%
Average term (months)	25	25	26	25
Average amount financed	$4,147	$4,043	$4,260	$3,904
Number of loans	924	739	1,479	1,285

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30, (In thousands)
	2020	2019
Cash provided by (used in):
Operating activities	$7,644	$2,223
Investing activities	15,656	388
Financing activities	(14,815)	(26,229)
Net increase (decrease) in cash	$8,485	$(23,618)

The Company’s primary use of working capital for the quarter ended September 30, 2020 was funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Credit Facility (as defined below).

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

As required under the Credit Facility, the Company is required to maintain at least $3.5 million of unrestricted cash. Collections are remitted to restricted cash collection accounts, which totaled $13.6 million as of September 30, 2020.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of September 30, 2020.

	Payments Due by Period (In thousands)
	Total	FY2021	FY2022 & FY2023	FY2024 & FY2025	Thereafter
Operating leases	$2,882	$697	$1,748	$373	64
Credit facility	109,000	—	27,250	54,500	27,250
Interest on Credit facility	24,155	6,039	11,322	6,039	755
Note payable	3,244	721	2,523	—	—
Interest on Note Payable	31	29	3	—	—
Total	$139,312	$7,486	$42,846	$60,912	$28,069

1.

The Company’s Credit Facility matures on March 31, 2022. Interest on outstanding borrowings under the Credit Facility as of September 30, 2020, is based on an effective interest rate of 5.46%, which includes increased pricing through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

Interest rate risk

As of September 30, 2020, $109.0 million, or 97.11% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on LIBOR rate of 0.15%, which represents one-month LIBOR rate, as of September 30, 2020) would have resulted in an annual increase of interest expense of approximately $1.1 million.

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

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, the Company reported that its internal control over financial reporting was not effective as of March 31, 2020, as a result of two material weaknesses. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company reported two material weaknesses for the year ended March 31, 2020:

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

Remedial Actions

The Company has taken or is taking the following remedial actions to address the material weaknesses:

•

The Company has identified key activities to establish a comprehensive SOX Compliance Program, including but not limited to planning and scoping activities, enterprise risk assessments, initial reporting, which were completed in the first half of Fiscal 2021.

•	The Company has started the test of design effectiveness in the second quarter of Fiscal 2021, which will provide adequate time for remediation activities before testing of operating effectiveness.
•

The Company has started the test of operating effectiveness in November 2020, including reporting and aggregation of all control deficiencies, including evaluation of them individually and in the aggregate.

The completion of activities to date and scheduled activities for the rest of Fiscal 2021 has allowed the Company to determine that the material weakness of the lack of a Comprehensive SOX Compliance Program has been remediated as of September 30, 2020. Since the Company has only begun testing operating effectiveness (which is linked with the testing of design effectiveness) in November 2020, management was not in a position to determine that the material weakness relating to test of design effectiveness was remediated as of September 30, 2020. However, the Company believes to have any open remediating activities completed in the third quarter of Fiscal 2021 and testing of the operating effectiveness completed in the fiscal year ended March 31, 2021.

Management believes the foregoing efforts will effectively remediate the remaining material weakness.  As management continues to evaluate and work to improve internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify or supplement the remediation plan described above.  Management cannot assure you, however, when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions.

Except as identified above, no change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the remaining material weakness, which still exists as of September 30, 2020, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

The table below sets forth the information with respect to purchase made by or on behalf fo the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended September 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
July 1, 2020 to July 31, 2020	-	$-	-	7,998
August 1, 2020 to August 31, 2020	19	8.23	19	7,842
September 1, 2020 to September 30, 2020	6	7.48	6	7,797
Total	25	$8.05	25

In May 2019 and August 2019, the Company’s Board of Directors (“Board”) authorized a new stock repurchase program allowing for the repurchase of up to $8.0 million and $1.0 million, respectively, of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately with a total repurchase authorization of $9.0 million.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: November 12, 2020	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)