Form 10-Q
period 2020-12-31
NICHOLAS FINANCIAL INC
filed 2021-02-11
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2020

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

As of February 8, 2021, approximately 12.6 million shares, no par value, of the Registrant were outstanding (of which 4.9 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.7 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31, 2020 (Unaudited)	March 31, 2020
Assets
Cash	$20,535	$16,802
Restricted cash	8,726	7,882
Equity investments with readily determinable fair values	4,286	—
Finance receivables, net	172,386	199,781
Repossessed assets	805	1,340
Operating lease right-of-use assets	2,940	2,598
Prepaid expenses and other assets	892	1,126
Income taxes receivable	308	4,898
Property and equipment, net	681	482
Deferred income taxes	3,134	3,909
Total assets	$214,693	$238,818
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$91,547	$124,255
Note payable	3,244	-
Net long-term debt	94,791	124,255
Operating lease liabilities	2,929	2,652
Accounts payable and accrued expenses	3,513	4,332
Total liabilities	101,233	131,239
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,653 and 12,639 shares issued, respectively; and 7,726 and 7,806 shares outstanding, respectively	35,014	34,867
Treasury stock: 4,927 and 4,833 common shares, at cost, respectively	(72,186)	(71,438)
Retained earnings	150,632	144,150
Total shareholders’ equity	113,460	107,579
Total liabilities and shareholders’ equity	$214,693	$238,818

The following table represents the assets and liabilities of our consolidated variable interest entity as follows:

	December 31, 2020 (Unaudited)	March 31, 2020
Assets
Restricted cash	$8,726	$7,882
Finance receivables, net	159,117	165,966
Repossessed assets	760	1,277
Total assets	$168,603	$175,125
Liabilities
Credit facility, net of debt issuance costs	$91,547	$124,255
Accounts payable and accrued expenses	424	597
Total liabilities	$91,971	$124,852

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue:
Interest and fee income on finance receivables	$13,180	$14,973	$41,395	$47,199
Realized gain on equity investments	238	—	238	—
Unrealized gain on equity investments	1,056	—	1,101	—
Total revenue	14,474	14,973	42,734	47,199
Expenses:
Marketing	341	402	918	1,240
Salaries and employee benefits	4,387	4,629	13,337	14,168
Administrative	2,628	2,839	8,454	10,190
Provision for credit losses	650	4,597	7,000	12,982
Depreciation	51	80	172	250
Interest expense	1,442	1,886	4,660	6,672
Total expenses	9,499	14,433	34,541	45,502
Income before income taxes	4,975	540	8,193	1,697
Income tax expense	1,190	229	1,711	527
Net income	$3,785	$311	$6,482	$1,170
Earnings per share:
Basic	$0.49	$0.04	$0.84	$0.15
Diluted	$0.49	$0.04	$0.85	$0.15

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended December 31, 2020
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at September 30, 2020	7,787	$34,964	$(71,667)	$146,847	$110,144
Issuance of restricted stock awards	3	—	—	—	—
Share-based compensation	—	50	—	—	50
Treasury stock purchases	(64)	—	(519)	—	(519)
Net income	—	—	—	3,785	3,785
Balance at December 31, 2020	7,726	$35,014	$(72,186)	$150,632	$113,460

	Three Months Ended December 31, 2019
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at September 30, 2019	7,925	$34,749	$(70,459)	$141,543	$105,833
Exercise of stock options	1	5	—	—	5
Share-based compensation		59			59
Treasury stock purchases	(24)	—	(216)	—	(216)
Net income	—	—	—	311	311
Balance at December 31, 2019	7,902	$34,813	$(70,675)	$141,854	$105,992

	Nine Months Ended December 31, 2020
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2020	7,806	$34,867	$(71,438)	$144,150	$107,579
Issuance of restricted stock awards	14	—	—	—	—
Share-based compensation	—	147	—	—	147
Treasury stock purchases	(94)	—	(748)	—	(748)
Net income	—	—	—	6,482	6,482
Balance at December 31, 2020	7,726	$35,014	$(72,186)	$150,632	$113,460

	Nine Months Ended December 31, 2019
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2019	7,910	$34,660	$(70,459)	$140,684	$104,885
Issuance of restricted stock awards	39	—	—	—	—
Exercise of stock options	2	5	—	—	5
Cancellation of restricted stock awards	(25)	—	—	—	—
Share-based compensation	—	148	—	—	148
Treasury stock purchases	(24)	—	(216)	—	(216)
Net income	—	—	—	1,170	1,170
Balance at December 31 2019	7,902	$34,813	$(70,675)	$141,854	$105,992

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$6,482	$1,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172	250
Amortization of debt issuance costs	322	324
Amortization of operating lease right-of-use assets	1,198	1,485
Gain on sale of property and equipment	(13)	(9)
Purchase of equity investments	(4,142)	—
Proceeds from sale of equity investments	1,195	—
Unrealized gains on equity securities	(1,101)	—
Realized gains on equity securities	(238)	—
Provision for credit losses	7,000	12,982
Amortization of dealer discounts	(4,828)	(6,138)
Amortization of insurance and fee commissions	(1,770)	(1,984)
Accretion of purchase price discount	(468)	(1,453)
Principal reduction on operating lease liabilities	(1,077)	(1,446)
Share-based compensation	147	148
Changes in operating assets and liabilities:
Accrued interest receivable	536	(199)
Repossessed assets	535	517
Prepaid expenses and other assets	48	(1,602)
Accounts payable and accrued expenses	(819)	350
Income taxes receivable	4,590	(15)
Deferred income taxes	775	527
Unearned insurance and fee commissions	(278)	182
Net cash provided by operating activities	8,266	5,089
Cash flows from investing activities
Purchase and origination of finance receivables	(60,252)	(66,572)
Principal payments received	87,455	94,994
Net assets acquired from branch acquisitions, primarily loans	—	(20,483)
Purchase of property and equipment	(382)	(81)
Proceeds from sale of property and equipment	24	7
Net cash provided by investing activities	26,845	7,865
Cash flows from financing activities
Repayments on credit facility	(33,030)	(38,950)
Proceeds from the credit facility	—	13,400
Payment of loan origination fees	—	(729)
Proceeds from note payable	3,244	—
Proceeds from exercise of stock options	—	5
Purchases of treasury stock	(748)	(216)
Net cash used in financing activities	(30,534)	(26,490)
Net increase (decrease) in cash and restricted cash	4,577	(13,536)
Cash and restricted cash at the beginning of period	24,684	37,642
Cash and restricted cash at the end of period	$29,261	$24,106
Supplemental Disclosures:
Interest paid	4,491	5,936
Income taxes paid	986	15
Leased assets obtained in exchange for new operating lease liabilities	1,865	1,024

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Basis of Presentation

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

Note 2. Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 61 days or more, or the collateral is repossessed, whichever is earlier. The Company reverses the accrual of interest income when the loan is contractually delinquent 61 days or more.

The Company defines a non-performing asset as one that is 61 or more days past due, a Chapter 7 bankruptcy account, or a Chapter 13 bankruptcy account that has not been confirmed by the courts, for which the accrual of interest income is suspended. Upon confirmation of a Chapter 13 bankruptcy trustee’s plan (BK13), the account is immediately charged-off. Upon notification of a Chapter 7 bankruptcy, an account is monitored for collectability. In the event the debtors’ balance is reduced by the bankruptcy court, the Company records a loss equal to the amount of principal balance reduction. The remaining balance is reduced as payments are received. In the event an account is dismissed from bankruptcy, the Company will decide whether to begin repossession proceedings or to allow the customer to make regularly scheduled payments.

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

The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months and nine months ended December 31, 2020 and 2019 was 7.5% and 7.9% and 7.4% and 7.9%, in relation to the total amount financed, respectively.

Unearned insurance and fee commissions consist primarily of commissions received from the sale of ancillary products. These products include automobile warranties, roadside assistance programs, accident and health insurance, credit life insurance, and involuntary unemployment insurance coverage. These commissions are amortized over the life of the contract using the effective interest method.

Note 3. Earnings Per Share

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

	Three months ended December 31, (In thousands, except per share amounts)		Nine months ended December 31, (In thousands, except per share amounts)
	2020	2019	2020	2019
Numerator:
Net income	$3,785	$311	$6,482	$1,170
Less: Allocation of earnings to participating securities	(23)	(2)	(34)	(6)
Net income allocated to common stock	$3,762	$309	$6,448	$1,164
Basic earnings per share computation:
Net income allocated to common stock	$3,762	$309	$6,448	$1,164
Weighted average common shares outstanding, including shares considered participating securities	7,722	7,970	7,703	7,901
Less: Weighted average participating securities outstanding	(48)	(52)	(41)	(40)
Weighted average shares of common stock	7,674	7,918	7,662	7,861
Basic earnings per share	$0.49	$0.04	$0.84	$0.15
Diluted earnings per share computation:
Net income allocated to common stock	$3,762	$309	$6,448	$1,164
Undistributed earnings re-allocated to participating securities	23	2	34	6
Numerator for diluted earnings per share	$3,785	$311	$6,482	$1,170
Weighted average common shares outstanding for basic earnings per share	7,674	7,918	7,662	7,861
Incremental shares from stock options	—	1	—	1
Weighted average shares and dilutive potential common shares	7,674	7,919	7,662	7,862
Diluted earnings per share	$0.49	$0.04	$0.85	$0.15

Note 4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	December 31, 2020	March 31, 2020	December 31, 2019
Finance receivables	$188,626	$219,366	$211,813
Accrued interest receivable	2,628	3,164	3,088
Unearned dealer discounts	(7,006)	(8,056)	(8,436)
Unearned insurance and fee commissions	(2,338)	(2,616)	(2,644)
Purchase price discount	(447)	(915)	(222)
Finance receivables, net of unearned	181,463	210,943	203,599
Allowance for credit losses	(9,077)	(11,162)	(13,272)
Finance receivables, net	$172,386	$199,781	$190,327

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of December 31,
Contract Portfolio	2020	2019
Average APR	22.7%	22.7%
Average discount	7.6%	7.7%
Average term (months)	51	51
Number of active contracts	23,388	25,995

	As of December 31,
Direct Loan Portfolio	2020	2019
Average APR	28.4%	27.0%
Average term (months)	26	26
Number of active contracts	4,126	3,376

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of December 31, 2020, the average model year of vehicles collateralizing the portfolio was a 2011 vehicle.

Direct Loans are typically for amounts ranging from $500 to $15,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is “typically” less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of December 31, 2020, loans made by the Company pursuant to its Direct Loan program constituted approximately 7.6% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Additionally, credit loss trends over several reporting periods are utilized in estimating future losses and overall portfolio performance. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months and nine months ended December 31, 2020 and 2019:

	Three months ended December 31, 2020			Nine months ended December 31, 2020
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$10,977	$492	$11,469	$10,433	$729	$11,162
Provision for credit losses	601	49	650	6,951	49	7,000
Charge-offs	(4,411)	(179)	(4,590)	(12,819)	(477)	(13,296)
Recoveries	1,527	21	1,548	4,129	82	4,211
Balance at December 31, 2020	$8,694	$383	$9,077	$8,694	$383	$9,077

	Three months ended December 31, 2019			Nine months ended December 31, 2019
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$12,680	$850	$13,530	$16,575	$357	$16,932
Provision for credit losses	4,597	0	4,597	12,177	805	12,982
Charge-offs	(7,350)	(144)	(7,494)	(22,057)	(483)	(22,540)
Recoveries	2,626	13	2,639	5,858	40	5,898
Balance at December 31, 2019	$12,553	$719	$13,272	$12,553	$719	$13,272

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

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	December 31, 2020			December 31, 2019
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$167,071	$13,925	$180,996	$191,773	$11,229	$203,002
Non-performing accounts	7,099	302	7,401	8,319	194	8,513
Total	174,170	14,227	188,397	200,092	11,423	211,515
Chapter 13 bankruptcy accounts	218	11	229	289	9	298
Finance receivables	$174,388	$14,238	$188,626	$200,381	$11,432	$211,813

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

The Company does consider Chapter 13 bankruptcy accounts, for which the corresponding bankruptcy plan has not been confirmed as of the period end, to be troubled debt restructurings and included in the Company’s allowance for credit losses is a specific reserve of approximately $118,000 and $0 for these accounts as of December 31, 2020 and December 31, 2019, respectively.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
December 31, 2020	$174,170	$12,914	$4,955	$2,117	$28	$20,014
		7.41%	2.84%	1.22%	0.02%	11.49%

March 31, 2020	207,247	14,977	4,290	1,893	19	21,179
		7.23%	2.07%	0.91%	0.01%	10.22%

December 31, 2019	$200,092	$16,748	$5,993	$2,279	$47	$25,067
		8.37%	3.00%	1.14%	0.02%	12.53%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
December 31, 2020	$14,227	$442	$188	$110	$4	$744
		3.11%	1.32%	0.77%	0.03%	5.23%

March 31, 2020	11,844	344	136	59	—	539
		2.90%	1.15%	0.50%	—	4.55%

December 31, 2019	$11,423	$331	$123	$68	$3	$525
		2.90%	1.08%	0.60%	0.03%	4.60%

Note 5. Investments

Equity Securities

The Company adopted ASU 20116-01 on July 1, 2020. The first purchases of equity securities occurred in the second quarter of Fiscal Year 2021, so no prospective basis existed for these equity investments. The purchase of these equity investments was recorded in the Consolidated Balance Sheets at $4.3 million as of December 31, 2020. The Company defined these equity investments as trading securities with changes in fair value were immediately recognized through net income in each quarter.

As of December 31, 2020, the carrying values of our equity securities were included in the following line items in our consolidated balance sheet:

	(In thousands)
	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value
Marketable securities	$4,286	$-
Total equity securities	$4,286	$-

The calculation of net unrealized gains and losses for the period that relate to equity securities still held at December 31, 2020 is as follows (in thousand):

Nine Months Ended
December 31, 2020
Unrealized gains on equity securities as of March 31, 2020	$-
Unrealized gains on equity securities for the nine months ended December 31, 2020	(1,101)
Unrealized gains on equity securities as of December 31, 2020	$(1,101)

For the three months ended December 31, 2020, the Company recorded realized gains on equity securities of $0.2 million. Both unrealized and realized gains were reflected in earnings.

Note 6. Acquisition

On April 30, 2019, the Company completed an acquisition of three branches, representing substantially all of the assets, of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”). Two acquired branches are located in the state of North Carolina and one branch is located in South Carolina. Based on its evaluation of the agreement, the Company accounted for the acquisition as a business combination. The Company allocated the purchase price to acquired assets and liabilities on their fair values. The Company acquired finance receivables, net of $20.1 million, other assets of $0.1 million, assumed liabilities of $0.2 million and incurred approximately $0.3 million in related expenses. The purchase price allocation resulted in goodwill of $0.3 million which the Company determined to be impaired as of March 31, 2020. Finance receivables from the Metrolina acquisition as of December 31, 2020 and March 31, 2020 were $5.9 million and $10.9 million, respectively.

Note 7. Credit Facility

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

Once sold to NF Funding I, the assets described above are separate and distinct from the Company’s own assets and will not be available to the Company’s creditors should the Company become insolvent, although they are presented on a consolidated basis on the Company’s balance sheet.

Future maturities of debt as of December 31, 2020 for the fiscal years ended, are as follows:

(in thousands)
Quarter Ended December 31,
FY2021	$—
FY2022	2,701
FY2023	23,993
FY2024	23,450
FY2025	23,450
Thereafter	23,450
$97,044

Note 8. Note Payable

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan, but there can be no assurance that the Company will obtain any forgiveness of the PPP Loan.

If the PPP Loan is not fully forgiven, the Company will remain liable for the full and punctual payment of the outstanding principal balance plus accrued and unpaid interest. The PPP Loan accrues interest at a rate per annum equal to 1.00% and an initial payment of accrued and unpaid interest was due on December 27, 2020. The Company submitted the forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. Therefore, per the Paycheck Protection Flexibility Act of 2020, P.L. 116-142, the deferral period for loan payments was extended to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period (the loan forgiveness covered expired on [December 27, 2020]).

The outstanding principal balance plus accrued and unpaid interest is due on May 22, 2022. The PPP Loan is unsecured. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The related promissory note contains events of default and other provisions customary for a loan of this type.

Note 9. Income Taxes

The Company recorded an income tax expense of approximately $1,190,000 for the three months ended December 31, 2020 compared to income tax expense of approximately $229,000 for the three months ended December 31, 2019. The Company’s effective tax rate decreased to 23.9% for the three months ended December 31, 2020 from 42.4% for the three months ended December 31, 2019. The decrease was primarily attributed to the return to normalized effective tax rate in the current quarter. The Company recorded an income tax expense of approximately $1,711,000 for the nine months ended December 31, 2020 compared to income tax expense of approximately $527,000 for the nine months ended December 31, 2019. The Company’s effective tax rate decreased to 20.9% for the nine months ended December 31, 2020 from 31.1% for the nine months ended December 31, 2019. The decrease was primarily attributed to prior year Net Operating Losses recognized in the Fiscal Year of 2021.

Note 10. Leases

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

The Company’s lease liability was $2.9 million as of December 31, 2020. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The lease asset was $2.9 million as of December 31, 2020. This asset includes right-of-use assets equaling the lease liability, net of prepaid rent and deferred rents that existed as of the adoption of the new lease standard.

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

The Company had elected the practical expedient of combining lease and non-lease components for its real estate leases in calculating the present value of the fixed payments without having to perform an allocation between the types of lease components. Future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2020, are as follows:

in thousands
FY2021	$378
FY2022	1,235
FY2023	859
FY2024	385
FY2025	272
Thereafter	$122
Total future minimum lease payments	3,251
Present value adjustment	(322)
Operating lease liability	$2,929

The following table reports information about the Company’s lease cost for the three months ended December 31, 2020 (in thousands):

Lease cost:
Operating lease cost	$365
Variable lease cost	82
Total lease cost	$447

The following table reports information about the Company’s lease cost for the nine months ended December 31, 2020 (in thousands):

Lease cost:
Operating lease cost	$1,148
Variable lease cost	264
Total lease cost	$1,412

The following table reports other information about the Company’s leases for the three months ended December 31, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$380
Operating Lease - Operating Cash Flows (Liability Reduction)	$339
Weighted Average Lease Term - Operating Leases	2.75 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the nine months ended December 31, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,198
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,077
Weighted Average Lease Term - Operating Leases	2.71 years
Weighted Average Discount Rate - Operating Leases	6.5%

Note 11. Fair Value Disclosures

The Company’s financial instruments consist of cash, equity investments, finance receivables, repossessed assets, the Credit Facility, and the note payable. For each of these financial instruments, the carrying value approximates fair value.

Equity investments occurred in second quarter of Fiscal Year 2021, so no prospective basis existed for these equity investments. The purchase of these equity investments was recorded in the Consolidated Balance Sheets at $4.3 as of December 31, 2020, at fair market value. The Company defined these equity investments as trading securities with changes in fair value were immediately recognized through net income in each quarter, respectively.

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

Based on current market conditions, any new or renewed credit facility would be expected to contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of December 31, 2020 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on LIBOR pricing options.

The note payable loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
December 31, 2020	$29,261	$-	$-	$29,261	$29,261
March 31, 2020	$24,684	$-	$-	$24,684	$24,684
Equity investments with readily determinable fair values
December 31, 2020	$4,286	$-	$-	$4,286	$4,286
March 31, 2020	$-	$-	$-	$-	$-
Finance receivables:
December 31, 2020	$-	$-	$172,386	$172,386	$172,386
March 31, 2020	$-	$-	$199,781	$199,781	$199,781
Repossessed assets:
December 31, 2020	$-	$-	$805	$805	$805
March 31, 2020	$-	$-	$1,340	$1,340	$1,340
Credit facility:
December 31, 2020	$-	$93,800	$-	$93,800	$93,800
March 31, 2020	$-	$126,830	$-	$126,830	$126,830
Note payable:
December 31, 2020	$-	$-	$3,244	$3,244	$3,244
March 31, 2020	$-	$-	$-	$-	$-

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Management has determined that this level to be most appropriate for finance receivables, repossessed assets, and note payable shown in the table above.

Level 2 assets are financial assets and liabilities that do not have regular market pricing, but whose fair value can be determined based on other data values or market pricing. Management has determined that this level to be most appropriate for the credit facility shown in the table above.

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

The extent to which the COVID-19 pandemic will ultimately impact our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to find a suitable vaccine, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. It is likely that prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows. The Company has discussed COVID-19 throughout the 10-Q, including but not limited, to forward-looking information and Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

13. Summary of Significant Accounting Policies

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or shareholders’ equity.

The significant accounting policies used in preparation of our Consolidated Financial Statements are disclosed in our 2020 Annual Report on Form 10-K. Those significant accounting policies remain unchanged at December 31, 2020, except as described below:

Equity Securities

Following our adoption of ASU 2016-01 on July 1, 2020, as described in "Recent Adopted Accounting Pronouncements", we account for our investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. Our equity securities may be classified into two categories and accounted for as follows:

•

Equity securities with a readily determinable fair value are reported at fair value, with both realized and unrealized gains and losses included in earnings. See “Note 5-Investments” for changes in the equity securities.

•

Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in realized gains.

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

Recent Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, less impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard requires retrospective application for equity investments with readily determinable fair values and prospective application for equity investments without readily determinable fair values. The Company adopted the standard during the year and no prospective basis existed for these equity investments since they were also purchased during the fiscal year. The purchase of these equity investments was recorded in the Consolidated Balance Sheets. See Note 10 for further information.

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

14. Variable Interest Entity

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

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE remain distinct from the Company):

	December 31, 2020 (Unaudited)	March 31, 2020
Assets
Restricted cash	$8,726	$7,882
Finance receivables, net	159,117	165,966
Repossessed assets	760	1,277
Total assets	$168,603	$175,125
Liabilities
Credit facility, net of debt issuance costs	$91,547	$124,255
Accounts payable and accrued expenses	424	597
Total liabilities	$91,971	$124,852

Note 15. Stock Plans

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

The table shown below summarizes treasury share transactions under the Company’s stock repurchase program.

	Three months ended December 31, (In thousands)
	2020		2019
	Number of Shares	Amount	Number of Shares	Amount
Treasury stock repurchases at the beginning of period	4,863	$(71,667)	4,714	$(70,459)
Treasury stock purchased	64	(519)	24	(216)
Treasury stock repurchases at the end of period	4,927	$(72,186)	4,738	$(70,675)

	Nine months ended December 31, (In thousands)
	2020		2019
	Number of Shares	Amount	Number of Shares	Amount
Treasury stock repurchases at the beginning of period	4,833	$(71,438)	4,714	$(70,459)
Treasury stock purchased	94	(748)	24	(216)
Treasury stock repurchases at the end of period	4,927	$(72,186)	4,738	$(70,675)

For the three months and nine months ended December 31, 2020, the Company repurchased a total of approximately 64,000 shares of common stock at an aggregate cost of approximately $519 thousand and average cost per share of $8.04; repurchased a total of approximately 94,000 shares of common stock at an aggregate cost of approximately $748 thousand and average cost per share of $7.96, respectively. The total shares repurchased through February 8, 2021 under the plan in aggregate is approximately 17,000 shares of common stock for approximately $0.1 million at an average price of $8.56 in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934. The remaining aggregate amount available for repurchases of shares of common stock would be approximately $7.137 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Annual Report may include, without limitation: (1) the projected impact of the novel coronavirus disease (“COVID-19”) outbreak on our customers and our business, (2) projections of revenue, income, and other items relating to our financial position and results of operations, (3) statements of our plans, objectives, strategies, goals and intentions, (4) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (5) statements of expected industry and general economic trends; such statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

•

future impacts of the COVID-19 outbreak and measures taken in response thereto, including without limitation the successful delivery of vaccines effective against the different variants of the virus, for which future developments are highly uncertain and difficult to predict;

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

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this quarterly report below.

COVID-19

While the ultimate magnitude and duration of the impact from COVID-19 on our business remains uncertain, it may negatively affect our business and financial condition.

The extension of the expansion of unemployment benefits by the CARES Act to eligible individuals to receive their weekly unemployment benefit and the fact that unemployed customers received Pandemic Unemployment Compensation (“PUC”) equal to an additional $600 per week through July 2020, collectively had a beneficial effect on the Company. While the original benefit period for PUC expired in July 2020, eligible individuals can now receive a weekly additional PUC benefit of $300 from December 27, 2020 through March 13, 2021. Any beneficial impact these benefits have had on the Company will disappear once its customers no longer qualify for such benefits. The Company continued to experience strong cash collections and experienced positive trending on gross charge-off balances for the nine months ended December 31, 2020.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. Due to COVID-19, the number of deferments increased to 3,125 in April 2020 from 724 in March 2020. For the nine months ended December 31, 2020 the Company has experienced an average monthly number of deferments of 848, which would represent approximately 3.1% of total Contracts and Direct Loans, as of December 31, 2020. For the three months ended December 31, 2020 and December 31, 2019 the Company granted deferrals to approximately 3.7% and 3.9%, respectively, of total Contracts and Direct Loans. For the nine months ended December 31, 2020 and December 31, 2019 the Company granted deferrals to approximately 27.7% and 9.8%, respectively. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

From May through November 2020, the monthly level of one-month principal payment deferrals declined reaching 258 deferments in November.  The Company experienced an increase in December 2020 with 446 deferments, which continues to stay under the average monthly number of deferments in the Fiscal Year 2021. The Company anticipates the number of one-month principal payments deferrals to remain at normal levels during the rest of the Fiscal Year 2021.

However, the extent to which the COVID-19 pandemic could impact our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments, success of efforts to find a suitable vaccine, and scope and duration of special government benefits to be unemployed, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. It is likely that prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

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

Introduction

For the three months ended December 31, 2020, the net dilutive earnings per share increased to $0.49 as compared to net dilutive earnings per share of $0.04 for the three months ended December 31, 2019. Net income was $3.8 million for the three months ended December 31, 2020 and $0.3 million for the three months ended December 31, 2019. Total revenue decreased 3.3% to $14.5 million for the three months ended December 31, 2020 as compared to $15.0 million for the three months ended December 31, 2019, due to a 12.1% decrease in average finance receivables, compared to the prior year quarter.

For the nine months ended December 31, 2020, per share diluted earnings increased to $0.85 as compared to $0.15 for the nine months ended December 31, 2019. Net income was $6.5 million and $1.2 million for the nine months ended December 31, 2020 and 2019, respectively. Total revenue decreased 9.5% to $42.7 million for the nine months ended December 31, 2020 as compared to $47.2 million for the nine months ended December 31, 2019, due to a 11.5% decrease in average finance receivables compared to the prior year period.

The Company finance primary transportation to and from work for the subprime borrower, rather than luxury cars, second units or recreational vehicles, which are the first payments customers tend to skip in time of economic insecurity.  We finance the main and often only vehicle in the household that is needed to get our customers to and from work. The amounts we finance are much lower than most of our competitors, and therefore the payments are materially lower, too. We believe that the combination of financing a “need” over a “want” and making that loan on affordable terms incentivizes our customers to prioritize their account with us.

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2020	2019	2020	2019
Portfolio Summary
Average finance receivables (1)	$192,966	$219,618	$203,996	$230,527
Average indebtedness (2)	$101,522	$119,518	$112,476	$136,164
Interest and fee income on finance receivables	$13,180	$14,973	$41,395	$47,199
Interest expense	1,442	1,886	4,660	6,672
Net interest and fee income on finance receivables	$11,738	$13,087	$36,735	$40,527
Gross portfolio yield (3)	27.32%	27.27%	27.06%	27.30%
Interest expense as a percentage of average finance receivables	2.99%	3.44%	3.05%	3.86%
Provision for credit losses as a percentage of average finance receivables	1.35%	8.37%	4.58%	7.51%
Net portfolio yield (3)	22.98%	15.46%	19.43%	15.93%
Operating expenses as a percentage of average finance receivables	15.35%	14.48%	14.96%	14.95%
Pre-tax yield as a percentage of average finance receivables (4)	7.63%	0.98%	4.47%	0.98%
Net charge-off percentage (5)	6.30%	8.84%	5.94%	9.63%
Finance receivables			$188,626	$211,813
Allowance percentage (6)			4.81%	6.27%
Total reserves percentage (7)			8.76%	10.35%

Note: All three-month and nine-month statement of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Credit Facility.
(3)

Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables.

(4)	Pre-tax yield represents net portfolio yield minus operating expenses (marketing, salaries, employee benefits, depreciation, and administrative), as a percentage of average finance receivables.
(5)	Net charge-off percentage represents net charge-offs (charge-offs less recoveries) divided by average finance receivables outstanding during the period, annualized for 12 months.
(6)	Allowance percentage represents the allowance for credit losses divided by finance receivables outstanding as of ending balance sheet date.
(7)	Total reserves percentage represents the allowance for credit losses, purchase price discount, and unearned dealer discounts divided by finance receivables outstanding as of ending balance sheet date.

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

The Company’s principal goals are to increase its profitability and its long-term shareholder value through the measured acquisition of Contracts in existing markets and broadening the geographic area in which its current branches operate. The Company seeks to strengthen its automobile financing program in 18 states. These states include Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee, with Idaho, Kansas, Wisconsin, and Utah being expansion states with no local branch office, in which the Company currently operates by employing its core branch-based business model in each market it services, while supporting its branch network with targeted centralized servicing departments. The Company is exploring expansion of automobile financing programs in 3 states—Arizona, New Mexico, and Texas.

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

Additionally, the Company merged the Raleigh and Charlotte, NC markets and merged some of the Atlanta, GA branches. The Company also continues to look for expansion opportunities both in states in which it currently operates and in new states. Recently, the Company has expanded operations into Columbia, South Carolina; Milwaukee, Wisconsin; Las Vegas, Nevada and Wichita, Kansas; while continuing to evaluate new states, including Iowa, Arizona, Utah, and Texas. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

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

The Company is currently licensed to provide Direct Loans in 18 states— Alabama, Florida, Georgia (over $3,000), Idaho. Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, and Wisconsin. The Company solicits current and former customers in these states for the purpose of selling Direct Loans to such customers. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 7% and 10% of its total portfolio for the foreseeable future. The Company cannot provide any assurances that it will be able to expand in either its current markets or any targeted new markets.

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

Key Performance Indicators on Contracts Purchased
(Purchases in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average	Average
/Quarter	Purchased	Purchased#	Financed*^	APR*	Discount%*	Term*
2021	4,878	$49,388	$10,132	23.5%	7.4%	46
3	1,483	15,285	10,307	23.4%	7.5%	46
2	1,709	17,307	10,127	23.5%	6.8%	46
1	1,686	16,796	9,962	23.5%	8.0%	46
2020	7,647	$76,696	$10,035	23.4%	7.9%	47
4	1,991	19,658	9,873	23.5%	7.9%	46
3	1,753	17,880	10,200	23.3%	7.6%	47
2	2,011	20,104	9,997	23.5%	7.9%	46
1	1,892	19,054	10,071	23.4%	8.3%	47
2019	7,684	$77,499	$10,086	23.5%	8.2%	47
4	2,151	21,233	9,871	23.5%	8.0%	46
3	1,625	16,476	10,139	23.5%	8.1%	47
2	1,761	17,845	10,133	23.5%	8.4%	47
1	2,147	21,945	10,221	23.7%	8.3%	48

Key Performance Indicators on Direct Loans Originated (Originations in thousands)
	Number of	Principal
Fiscal Year	Loans	Amount	Average Amount	Average	Average
/Quarter	Originated	Originated	Financed*^	APR*	Term*
2021	2,744	$10,864	$4,054	29.6%	24
3	1,265	4,605	3,641	30.9%	22
2	924	3,832	4,147	29.2%	25
1	555	2,427	4,373	28.7%	26
2020	3,142	$12,638	$4,017	28.2%	25
4	720	3,104	4,310	28.6%	25
3	1,137	4,490	3,949	28.4%	24
2	739	2,988	4,043	27.4%	25
1	546	2,056	3,765	28.2%	24
2019	1,918	$7,741	$4,036	26.4%	25
4	236	1,240	4,654	27.3%	24
3	738	2,999	4,063	25.9%	25
2	495	1,805	3,646	26.5%	25
1	449	1,697	3,779	25.7%	28

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). Beginning March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $118,000 and $0 for these accounts as of December 31, 2020 and December 31, 2019, respectively. Based on declining balances of the bankruptcy accounts and the overall portfolio, the Company determine that no additional reserves for bankruptcy accounts was warranted for December 31, 2019.

The provision for credit losses decreased from $4.6 million to $0.7 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The decreases were largely due to decreases in the average finance receivables balance and by a decrease in the net charge-off percentage (see note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage). The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2020 was 11.49%, a decrease from 12.53% as of December 31, 2019. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2020 was 5.23%, an increase from 4.60% as of December 31, 2019. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s renewed focus on local branch-based servicing, improving servicing, and stricter underwriting policies.

The Company has continued to see a significant number of competitors with aggressive underwriting in its operating market. See “Note 4—Finance Receivables” for changes in allowance for credit losses, credit quality and delinquencies.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended December 31, 2020 and December 31, 2019 the Company granted deferrals to approximately 3.7% and 3.9%, respectively, of total Contracts and Direct Loans. For the nine months ended December 31, 2020 and December 31, 2019 the Company granted deferrals to approximately 27.7% and 9.8%, respectively. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

For the first nine months of Fiscal Year 2021, the Company has granted a lower number of one-month principal payment deferrals each subsequent month, beginning with May 2020 until November 2020 with 258 deferments.  The Company experience increase in December 2020 with 446 deferments, which continues to stay under the average monthly number of deferments in the Fiscal Year 2021. Due to COVID-19, the number of deferments increased to 3,125 in April 2020 from 724 in March 2020. For the nine months ended December 31, 2020 the Company has experienced an average monthly number of deferments of 848, which would represent approximately 3.1%, as of December 31, 2020. The Company anticipates the number of one-month principal payments deferrals to remain at normal levels during the rest of the Fiscal Year 2021.

Three months ended December 31, 2020 compared to three months ended December 31, 2019

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 12.0% to $13.2 million for the three months ended December 31, 2020 from $15.0 million for the three months ended December 31, 2019. The decrease was primarily due to a 12.1 % decrease in average finance receivables to $193.0 million for the three months ended December 31, 2020 when compared to $219.6 million for the corresponding period ended December 31, 2019. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This continued shift in focus also allowed us to acquire Contracts at the same yields with lower discounts during the three months ended December 31, 2020 compared to acquisitions during the corresponding period ended December 31, 2019, although combination of the same average yield and lower discounts could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield slightly increased to 27.32% for the three months ended December 31, 2020 compared to 27.27% for the three months ended December 31, 2019. The net portfolio yield increased to 22.98% for the three months ended December 31, 2020 compared to 15.46% for the three months ended December 31, 2019. The net portfolio yield increase was primarily due to the decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses decreased to $7.4 million for the three months ended December 31, 2020 compared to $8.0 million for the three months ended December 31, 2019. The decrease in operating expenses was primarily attributed to decreases in dealers’ spiffs expenses, professional fees, and repossessions/collections expenses. Operating expenses as a percentage of average finance receivables increased to 15.35% for the three months ended December 31, 2020 from 14.48% for the three months ended December 31, 2019. This increased percentage was caused due to average finance receivables decreasing at a higher rate than the corresponding decrease in operating expenses.

Provision Expense

The provision for credit losses decreased to $0.7 million for the three months ended December 31, 2020 from $4.6 million for the three months ended December 31, 2019, largely due to a 12.1 % decrease in the average finance receivables and decrease in the net charge-off percentage to 6.30% for the three months ended December 31, 2020 from 8.84% for the three months ended December 31, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $1.4 million for the three months ended December 31, 2020 and $1.9 million for the three months ended December 31, 2019. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2020	2019
Variable interest under the Line of Credit facility	1.93%	2.56%
Credit spread under the Line of Credit facility	3.75%	3.75%
Average cost of borrowed funds	5.68%	6.31%

Income Taxes

The Company recorded an income tax expense of approximately $1,190,000 for the three months ended December 31, 2020 compared to income tax expense of approximately $229,000 for the three months ended December 31, 2019. The Company’s effective tax rate decreased to 23.9% for the three months ended December 31, 2020 from 42.4% for the three months ended December 31, 2019. The decrease was primarily attributed to the return to normalized effective tax rate in the current quarter.

Nine months ended December 31, 2020 compared to nine months ended December 31, 2019

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, decreased 12.3% to $41.4 million for the nine months ended December 31, 2020 from $47.2 million for the nine months ended December 31, 2019. The decrease was primarily due to 11.5% decrease in average finance receivables to $204.0 million for the nine months ended December 31, 2020 when compared to $230.5 million for the corresponding period ended December 31, 2019. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. The Company has started the expansion of the branch network with several new office expansions and continue to initiate expansion in several other states including Texas, Arizona, Utah, Idaho, and New Mexico.

The gross portfolio yield decreased slightly to 27.06% for the nine months ended December 31, 2020 compared to 27.30% for the nine months ended December 31, 2019. The net portfolio yield increased to 19.43% for the nine months ended December 31, 2020 compared to 15.93% for the nine months ended December 31, 2019, respectively. The net portfolio yield increased, primarily due to a decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses decreased to approximately $22.9 million for the nine months ended December 31, 2020 from approximately $25.8 million for the nine months ended December 31, 2019. This decrease was primarily attributed to a decrease in repossession/collections expenses, payroll and its related expenses, and professional fees. Operating expenses as a percentage of average finance receivables were comparable at 14.96% for the nine months ended December 31, 2020 and 14.95% for the nine months ended December 31, 2019.

Provision Expense

The provision for credit losses decreased to $7.0 for the nine months ended December 31, 2020 from $13.0 million for the nine months ended December 31, 2019, largely due to 11.5% decrease in the average finance receivables and decrease in the net charge-off percentage to 5.94% for the nine months ended December 31, 2020 from 9.63% for the nine months ended December 31, 2019. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Interest Expense

Interest expense was $4.7 million for the nine months ended December 31, 2020 and $6.7 million for the nine months ended December 31, 2019. The following table summarizes the Company’s average cost of borrowed funds:

	Nine months ended December 31,
	2020	2019
Variable interest under the Line of Credit facility	1.77%	2.78%
Credit spread under the Line of Credit facility	3.75%	3.75%
Average cost of borrowed funds	5.52%	6.53%

Income Taxes

The Company recorded an income tax expense of approximately $1,711,000 for the nine months ended December 31, 2020 compared to income tax expense of approximately $527,000 for the nine months ended December 31, 2019. The Company’s effective tax rate decreased to 20.9% for the nine months ended December 31, 2020 from 31.1% for the nine months ended December 31, 2019. The decrease was primarily attributed to prior year Net Operating Losses recognized in the Fiscal Year of 2021.

Contract Procurement

The Company purchases Contracts in the 18 states for fiscal year 2021 listed in the table on the next page. The Contracts purchased by the Company are predominantly for used vehicles; for the three and nine-month periods ended December 31, 2020 and 2019, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of December 31,		Three months ended December 31,		Nine months ended December 31,
	2020		2020	2019	2020	2019
State	Number of branches		Net Purchases (In thousands)		Net Purchases (In thousands)
FL	11		$3,549	$4,242	$11,585	$14,371
GA	5		2,126	2,415	7,590	7,396
NC	3		862	1,942	3,138	5,542
SC	3		611	1,197	2,812	3,497
OH	6		2,466	2,158	7,517	7,615
MI	2		510	807	1,506	2,349
ID (a)	—		169	-	256	-
IN	2		547	808	2,149	3,007
KY	3		1,023	798	3,225	2,992
AL	2		728	554	1,702	1,606
TN	1		636	906	1,954	2,439
IL	1		267	244	681	692
MO	2		1,022	1,072	3,264	3,301
KS (a)	—		14	241	14	804
UT (a)	—		17	—	43	—
NV	1		378	17	978	17
PA	1		272	383	819	1,164
WI (a)	—	a	88	98	155	249
Total	43		$15,285	$17,882	$49,388	$57,041

(a)	Purchases in the states of Kansas, Wisconsin, Idaho and Utah are being acquired and serviced through its virtual expansion officed operations based in the Charlotte, North Carolina branch location.

	Three months ended December 31, (Purchases in thousands)		Nine months ended December 31, (Purchases in thousands)
Contracts	2020	2019	2020	2019
Purchases	$15,285	$17,882	$49,388	$57,041
Average APR	23.4%	23.3%	23.5%	23.4%
Average discount	7.5%	7.6%	7.4%	7.9%
Average term (months)	46	47	46	47
Average amount financed	$10,307	$10,200	$10,132	$10,089
Number of Contracts	1,483	1,753	4,878	5,656

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended December 31, (Originations in thousands)		Nine months ended December 31, (Originations in thousands)
Originated	2020	2019	2020	2019
Purchases/Originations	$4,605	$4,490	$10,864	$9,534
Average APR	30.9%	28.4%	29.6%	28.0%
Average term (months)	22	24	24	24
Average amount financed	$3,641	$3,949	$4,054	$3,919
Number of loans	1,265	1,137	2,744	2,422

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31, (In thousands)
	2020	2019
Cash provided by (used in):
Operating activities	$8,266	$5,089
Investing activities	26,845	7,865
Financing activities	(30,534)	(26,490)
Net increase (decrease) in cash	$4,577	$(13,536)

The Company’s primary use of working capital for the quarter ended December 31, 2020 was funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Credit Facility (as defined below).

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

Under the Credit Facility, the Company is required to maintain at least $3.5 million of unrestricted cash. Collections are remitted to restricted cash collection accounts, which totaled $8.7 million as of December 31, 2020.

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

Contractual Obligations

The following table summarizes the Company’s material obligations as of December 31, 2020.

	Payments Due by Period (In thousands)
	Total	FY2021	FY2022 & FY2023	FY2024 & FY2025	Thereafter
Operating leases	$3,251	$378	$2,094	$657	122
Credit facility	93,800	—	23,450	46,900	23,450
Interest on Credit facility	17,316	1,332	9,990	5,328	666
Note payable	3,244	—	3,244	—	—
Interest on Note Payable	16	—	16	—	—
Total	$117,627	$1,710	$38,794	$52,885	$24,238

1.

The Company’s Credit Facility matures on March 31, 2022. Interest on outstanding borrowings under the Credit Facility as of December 31, 2020, is based on an effective interest rate of 5.68%, which includes increased pricing through the maturity date. The effective interest rate used in the above table does not contemplate the possibility of entering into interest rate swap agreements in the future.

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

Interest rate risk

As of December 31, 2020, $93.8 million, or 96.66% of our total debt, was subject to floating interest rates. As a result, a hypothetical increase in LIBOR of 1% or 100 basis points (based on LIBOR rate of 0.15%, which represents one-month LIBOR rate, as of December 31, 2020) would have resulted in an annual increase of interest expense of approximately $0.9+ million.

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

Remedial Actions

The Company has taken or is taking the following remedial actions to address the material weaknesses:

•

The Company identified key activities to establish a comprehensive SOX Compliance Program, including but not limited to planning and scoping activities, enterprise risk assessments, initial reporting, which were completed in the first half of Fiscal 2021.

•

The Company started the test of design effectiveness in the second quarter of Fiscal 2021 and completed these activities during October 2020, which provided adequate time for remediation activities before testing of operating effectiveness.

•	The Company started the test of operating effectiveness in November 2020 and continued into the fourth quarter of Fiscal 2021.
•	The Company plans to provide reporting and aggregation of all control deficiencies, including evaluation of them individually and in the aggregate for the fiscal year ended March 31, 2021.

The completion of activities to date and scheduled activities for the rest of Fiscal 2021 allowed the Company to determine that the material weakness of the lack of a Comprehensive SOX Compliance Program had been remediated as of September 30, 2020. The Company began testing operating effectiveness (which is linked with the testing of design effectiveness) in November 2020 and continued into the fourth quarter of Fiscal Year 2021. The Company believes to have any open remediating activities completed in the fourth quarter of Fiscal 2021 and testing of the operating effectiveness will be completed for the fiscal year ended March 31, 2021.

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

Except as identified above, no change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the remaining material weakness, which still exists as of December 31, 2020, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, that, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, which could materially affect our business, financial condition and/or future operating results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchase made by or on behalf fo the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended December 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
October 1, 2020 to October 31, 2020	2	$7.60	2	7,782
November 1, 2020 to November 30, 2020	31	8.05	31	7,533
December 1, 2020 to December 31, 2020	31	8.05	31	7,283
Total	64	$8.05	64

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

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2 (1)	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: February 11, 2021	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2021	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)