Form 10-K
period 2021-03-31
NICHOLAS FINANCIAL INC
filed 2021-06-22
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on September 30, 2020, was approximately $36.3 million.

The number of shares of Registrant’s Common Stock outstanding as of June 19, 2021 was approximately 12.6 million shares, no par value (of which approximately 4.9 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and approximately 7.7 million shares were entitled to vote).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2021 Annual General Meeting of Shareholders are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (this “Report” or “Annual Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “will,” “may,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc. and its subsidiaries (collectively the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Annual Report may include, without limitation: (1) the projected impact of the novel coronavirus disease (“COVID-19”) outbreak on our customers and our business, (2) projections of revenue, income, and other items relating to our financial position and results of operations, (3) statements of our plans, objectives, strategies, goals and intentions, (4) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (5) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

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

•	fraudulent activity;
•	failure of third parties to provide various services that are important to our operations;
•	alleged infringement of intellectual property rights of others and our ability to protect our intellectual property;
•	litigation and regulatory actions;

•	our ability to attract, retain and motivate key officers and employees;
•	use of third-party vendors and ongoing third-party business relationships;
•	cyber-attacks or other security breaches;
•	disruptions in the operations of our computer systems and data centers;
•	our ability to realize our intentions regarding strategic alternatives;
•	our ability to expand our business, including our ability to complete acquisitions and integrate theoperations of acquired businesses and to expand into new markets; and
•	the risk factors discussed herein under “Item 1A – Risk Factors.”

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

Nicholas Financial-Canada, Nicholas Financial, NDS, and NF Funding I are hereafter collectively referred to as the “Company”.

All financial information herein is designated in United States dollars. References to “fiscal 2021” are to the fiscal year ended March 31, 2021 and references to “fiscal 2020” are to the fiscal year ended March 31, 2020.

The Company’s principal executive offices are located at 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759, and its telephone number is (727) 726-0763.

Available Information

The Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements on Schedule 14A, current reports on Form 8-K, and any amendments to those reports filed pursuant to Sections 13, 14 or 15(d) of the Securities Exchange Act of 1934, are made available free of charge through the Investor Center section of the Company’s Internet website at http://www.nicholasfinancial.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Report. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov.

Operating Strategy

The Company remains committed to its branch-based model and its core product of financing primary transportation to and from work for the subprime borrower through the local independent automobile dealership. The Company strategically employs the use of centralized servicing departments to supplement the branch operations and improve operational efficiencies, but its focus is on its core business model of decentralized operations. The Company’s strategy also includes risk-based pricing (rate, yield, advance, term, collateral value) and a commitment to the underwriting discipline required for optimal portfolio performance as opposed to chasing competition for to sake of simply generating volume. The Company’s principal goals are to increase its profitability and its long-term shareholder value. During fiscal 2021, the Company focused on the following items:

•	maintaining our commitment to the local branch model;
•	expanding the local branch model into new states;
•	identifying additional ancillary products to enhance profitability and asset performance;
•	continuing to focus on strategic acquisitions or bulk portfolio purchases to accelerate total revenue;
•	ensuring that Direct Loans are available in all our existing branch offices based on the applicable regulatory requirements.

The Company also focused on selecting the right markets to have branch locations. As of March 31, 2021, the Company operated brick and mortar branch locations in 16 states — Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, and Wisconsin. The Company also originated business in its expansion states of Idaho, Kansas, and Texas without a physical branch in such markets.

In fiscal 2021, the Company did not initiate any new restructuring activities. During the first quarter of fiscal 2020, the Company consolidated two branches in North Carolina and two branches in Georgia. In the fourth quarter of fiscal 2020, the Company consolidated five branches in Florida.

In fiscal 2021, the Company expanded the branch network with the opening of branches in Columbia, South Carolina; Las Vegas, Nevada; Milwaukee, Wisconsin; and Salt Lake City, Utah. During fiscal 2020, the Company expanded into the markets of Boise, Idaho and Phoenix, Arizona. The Company also continues to look for other expansion opportunities. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

During fiscal 2021, the Company completed bulk portfolio purchases for a total of $1.4 million, with $0.3 million in the first quarter, $0.7 million in the third quarter, and $0.4 million in the fourth quarter, respectively. The Company plans to consider more bulk portfolio purchases when favorable opportunities present themselves.

During fiscal 2020, the Company completed bulk portfolio purchases for a total of $21.0 million, with $1.1 million in the third quarter and $19.9 million in the fourth quarter, respectively.

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

The Company is currently licensed to provide Direct Loans in 14 states— Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee. The Company solicits current and former customers in these states for the purpose of providing Direct Loans to such customers, and intends to continue the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 8% and 12% of its total portfolio for the foreseeable future.

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

As of the date of this Annual Report, the Company’s automobile finance programs are conducted in 16 states through a total of 45 branch offices located in the states of Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, and Wisconsin. (Texas, Idaho, and Kansas are expansion states with no local branch office). The Company acquires Contracts in these states through its virtual expansion office operations based in the Charlotte, North Carolina branch location. As of March 31, 2021, the Company had non-exclusive agreements with approximately 13,000 dealers, of which approximately 10,000 were active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the Company has purchased a Contract thereunder in the last six months. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company, the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

A customer under a Contract typically makes a down payment, in the form of cash and/or trade-in, ranging from 5% to 35% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts, GAP waiver coverage, roadside assistance plans, credit disability insurance and/or credit life insurance are generally financed over a period of 12 to 60 months. At approximately the time of origination, the Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Company refers to the difference between the negotiated price and the original principal amount being financed as the dealer discount. The amount of the dealer discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company has recommitted to maintaining pricing discipline and therefore places less emphasis on competition when pricing the discount. Generally, the Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract, with the typical average discount being between 7.00% and 8.00%. As of March 31, 2021, the Company’s loan portfolio consisted of Contracts purchased from a dealer or acquired through a bulk acquisition. Such Contracts are purchased without recourse to the dealer, however each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle. The Company’s policy is to only purchase a Contract after the dealer has provided the Company with the requisite proof that (a) the Company has a first priority lien on the financed vehicle (or the Company has, in fact, perfected such first priority lien), (b) the customer has obtained the required collision insurance naming the Company as loss payee with a deductible of not more than $1,000 and (c) the Contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract.

Contract Procurement

The Company purchased Contracts in the states listed in the table below during the periods indicated. The Contracts purchased by the Company are predominantly for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2021 was a 2012 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables on Contracts purchased within the respective fiscal year:

	Maximum allowable interest	Number of	Fiscal year ended March 31, (In thousands)
State	rate (1)	Branches	2021	2020
Alabama	18-36%(2)	2	$2,534	$2,359
Florida	18-30%(3)	11	16,268	19,294
Georgia	18-30%(3)	5	11,129	10,712
Idaho	(2)	-	418	-
Illinois	(2)	1	1,128	815
Indiana	25%	2	3,259	3,661
Kansas	(2)	-	14	1,030
Kentucky	18-25%(3)	3	4,890	3,990
Michigan	25%	2	2,508	3,043
Missouri	(2)	2	4,759	4,361
Nevada	(2)	1	1,567	350
North Carolina	18-29%(3)	3	4,586	6,859
Ohio	25%	6	11,636	10,380
Pennsylvania	18-21%(3)	1	1,359	1,678
South Carolina	(2)	3	4,545	4,566
Tennessee	(2)	1	2,518	3,285
Texas	18-23%(3)	-	307	-
Utah	(2)	1	244	-
Wisconsin	(2)	1	357	313
Total		45	$74,025	$76,696

(1)	The maximum allowable interest rates are subject to change and vary based on the laws of the individual states.
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

The following table presents selected information on Contracts purchased by the Company:

	Fiscal year ended March 31, (Purchases in thousands)
Contracts	2021	2020
Purchases	$74,025	$76,696
Average APR	23.4%	23.4%
Average dealer discount	7.5%	7.9%
Average term (months)	46	47
Average loan	$10,135	$10,035
Number of Contracts purchased	7,307	7,647

Direct Loans

The Company currently originates Direct Loans in Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee. Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made during fiscal 2021 by the Company had an initial principal balance of approximately $4,100. The Company does not expect the average loan size to increase significantly within the foreseeable future. Most of the Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than our typical Contract due to the customer’s payment history with the Company, as well as their established relationship with the local branch staff. The Company does not have a Direct Loan license in Idaho, Nevada, Texas, Utah, or Wisconsin, and none is presently required in Georgia provided that the original principal balance of the loan is greater than $3,000. The size of the loan and maximum interest rate that may be (and is) charged varies from state to state. The Company considers the individual’s income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan as the primary factors in determining whether an applicant will receive an approval for such loan. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. The Company’s Direct Loan program was implemented in April 1995 and accounted for approximately 7% of the Company’s annual consolidated revenues during the year ended March 31, 2021.

In connection with its Direct Loan program, the Company also makes available credit disability insurance, credit life insurance, and involuntary unemployment insurance coverage to customers through unaffiliated third-party insurance carriers. Approximately 71% of the Direct Loans outstanding as of March 31, 2021 elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance to the customer, which includes a commission for the Company, is included in the amount financed by the customer.

The following table presents selected information on Direct Loans originated by the Company:

	Fiscal year ended March 31, (Originations in thousands)
Direct Loans	2021	2020
Originations	$14,148	$12,638
Average APR	29.6%	28.2%
Average term (months)	25	25
Average loan	$4,131	$4,017
Number of contracts originated	3,497	3,142

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

The Company performs audits of its branches’ compliance with Company underwriting guidelines. The Company audits branches on a schedule that is variable depending on the size of the branch, length of time a branch has been open, current tenure of the Branch Manager, previous branch audit score, and current and historical branch profitability. Additionally, field supervisions and audits are conducted by District Managers, Divisional Vice Presidents and Divisional Administrative Assistants to ensure operational and underwriting compliance throughout the branch network.

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

For portion of the year ended March 31, 2021, the Company extended assistance to its customers experiencing hardship due to COVID-19 in the form of up two months’ worth of hardship deferments. These hardship deferments are processed in the same manner as any other deferment, including the proper review and approval by management.

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

Marketing and Advertising

The Company’s Contract marketing efforts currently are directed primarily toward automobile dealers. The Company attempts to meet dealers’ needs by offering highly responsive, cost-competitive, and service-oriented financing programs. The Company relies on its District and Branch Managers to solicit agreements for the purchase of Contracts with automobile dealers located within a 60-mile radius of each branch office. The Branch Manager provides dealers with information regarding the Company and the general terms upon which the Company is willing to purchase Contracts. The Company uses web advertising, social media and print ads in dealer association publications for marketing purposes. The Company is a member and corporate sponsor of the National Independent Auto Dealers Association, which also gives it access to state-level associations. Its representatives attend conferences and events for both state and national associations to market its products directly to dealers in attendance.

The Company solicits customers under its Direct Loan program primarily through direct mailings, followed by telephone calls to individuals who have a good credit history with the Company in connection with Contracts purchased by the Company. It also relies on other forms of electronic messaging and in-store advertising.

Computerized Information System

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

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, including the existing low interest rate environment, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Increased competition for the purchase of Contracts enables automobile dealers to shop for the best price, which can result in an erosion in the dealer discounts from the initial principal amounts at which the Company is willing to purchase Contracts and higher advance rates. However, the Company instead focuses on purchasing Contracts that are priced to reflect the inherent risk level of the Contract, and sacrifices loan volume, if necessary, to maintain that pricing discipline. For the fiscal year ended March 31, 2021, the Company’s average dealer discount on Contracts purchased decreased to 7.5%, compared to 7.9% for the fiscal year ended March 31, 2020. The table below shows number and principal amount of Contracts purchased, average amount financed, average term, and average APR and discount for the periods presented:

Key Performance Indicators on Contracts Purchased
(Purchases in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average	Average
/Quarter	Purchased	Purchased#	Financed*^	APR*	Discount%*	Term*
2021	7,307	$74,025	$10,135	23.4%	7.5%	46
4	2,429	24,637	10,143	23.2%	7.5%	46
3	1,483	15,285	10,307	23.4%	7.5%	46
2	1,709	17,307	10,127	23.5%	6.8%	46
1	1,686	16,796	9,962	23.5%	8.0%	46
2020	7,647	$76,696	$10,035	23.4%	7.9%	47
4	1,991	19,658	9,873	23.5%	7.9%	46
3	1,753	17,880	10,200	23.3%	7.6%	47
2	2,011	20,104	9,997	23.5%	7.9%	46
1	1,892	19,054	10,071	23.4%	8.3%	47
2019	7,684	$77,499	$10,086	23.5%	8.2%	47
4	2,151	21,233	9,871	23.5%	8.0%	46
3	1,625	16,476	10,139	23.5%	8.1%	47
2	1,761	17,845	10,133	23.5%	8.4%	47
1	2,147	21,945	10,221	23.7%	8.3%	48

Key Performance Indicators on Direct Loans Originated
(Originations in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average
/Quarter	Originated	Originated#	Financed*^	APR*	Term*
2021	3,497	$14,148	$4,131	29.6%	25
4	753	3,284	4,362	29.6%	25
3	1,265	4,605	3,641	30.9%	22
2	924	3,832	4,147	29.2%	25
1	555	2,427	4,373	28.7%	26
2020	3,142	$12,638	$4,017	28.2%	25
4	720	3,104	4,310	28.6%	25
3	1,137	4,490	3,949	28.4%	24
2	739	2,988	4,043	27.4%	25
1	546	2,056	3,765	28.2%	24
2019	1,918	$7,741	$4,036	26.4%	25
4	236	1,240	4,654	27.3%	24
3	738	2,999	4,063	25.9%	25
2	495	1,805	3,646	26.5%	25
1	449	1,697	3,779	25.7%	28
*Each average included in the tables is calculated as a simple average.

^Average amount financed is calculated as a single loan amount.
#Bulk portfolio purchase excluded for period-over-period comparability.

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends in part upon the Company maintaining close business relationships with dealers of used and new vehicles. No single dealer out of the approximately 10,000 dealers with which the Company currently has active contractual relationships represents a significant amount of the Company’s business volume for any of the fiscal years ended March 31, 2021 or 2020.

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

•

State licensing requirements. The Company files a notification or obtains a license to acquire Contracts in each state in which it acquires Contracts. Furthermore, some states require dealers to maintain a Retail Installment Seller’s License, and where applicable, the Company only conducts business with dealers who hold such a license. For Direct Loan activities, the Company obtains licenses, where required, from each state in which it offers consumer loans.

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

Employees

The Company’s management and various support functions are centralized at the Company’s corporate headquarters in Clearwater, Florida. As of March 31, 2021, the Company employed a total of 261 persons, of which 43 persons were employed at the Company’s corporate headquarters. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

We are also committed to fostering, cultivating, and preserving a culture of diversity, equity, and inclusion (“DE&I”). We believe that the collective sum of the individual differences, life experiences, knowledge, inventiveness, self-expression, unique capabilities, and talent that our employees invest in their work represent a significant part of our culture, reputation, and achievement. We believe that an emphasis on DE&I drives value for our employees, customers, and stockholders, and that our DE&I commitment enables us to better serve our communities.

In fiscal year 2021, we also focused on and invested in maintaining the health and safety of our employees in the midst of the COVID-19 pandemic. We implemented enhanced safety measures in all of our branches, covered the cost of virtual health visits for our employees, and offered paid leave for those exposed to the COVID-19 virus.

We also offer our employees a variety of training and development opportunities. New employees complete a comprehensive training curriculum that focuses on the company- and position-specific competencies needed to be successful. The training includes a blended approach utilizing eLearning modules, hands-on exercises, webinars, and assessments. Training content is focused on our operating policies and procedures, as well as several key compliance areas.

Item 1A. Risk Factors

The following factors, as well as other factors not set forth below, may adversely affect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

Risks Related to COVID-19

The extent to which COVID-19 and measures taken in response thereto impact our business, results of operations and financial condition will continue to depend on factors outside of our control. COVID-19 has had and is likely to continue to have a material impact on our results of operations and financial condition and heightens many of our known risks.

The outbreak of the global pandemic of COVID-19 and resultant economic effects of preventative measures taken across the United States and worldwide have been weighing on the macroeconomic environment, negatively impacting consumer confidence, employment rates and other economic indicators that contribute to consumer spending behavior and demand for credit. The extent to which COVID-19 impacts our business, results of operations and financial condition will continue to depend on factors outside of our control, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the outbreak in light of different levels of vaccination across the globe and new variants of the virus, its severity, actions to contain the virus or treat its impact, and whether the currently observable resumption of pre-pandemic economic and operating conditions in the United States can continue. While the magnitude of the ultimate impact from COVID-19 continues to be uncertain, we observed for a portion of the year ended March 31, 2021 declines in purchase volume that contributed to a decline in interest income. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Risks Related to Our Business and Industry

Our success is dependent on our ability to forecast the performance of our Contracts and Direct Loans.

We have in the past experienced and may in the future experience high delinquency and loss rates in our portfolios. This has in the past reduced and may continue to reduce our profitability. In addition, our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on our financial position, liquidity and results of operations.

Our consolidated net income for the year ended March 31, 2021 was $8.4 million as compared to net income of $3.5 million for the year ended March 31, 2020. Our profitability depends, to a material extent, on the performance of contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because substantially all of our Contracts and Direct Loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due primarily to their credit history. Contracts and Direct Loans made to these individuals generally entail a higher risk of delinquency, default, repossession, and higher losses than loans made to consumers with better credit.

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

Our ability to accurately forecast performance and determine an appropriate provision and allowance for credit losses, is critical to our business and financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the portfolio, the composition of the portfolio, specific impaired Contracts and Direct Loans, and current economic conditions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policy” in Item 7 of this Form 10-K and which is incorporated herein by reference.

There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, such as is the case currently, accurately forecasting the performance of Contract and Direct Loans is more difficult. Our allowance for losses is an estimate, and if actual Contract and Direct Loan losses are materially greater than our allowance for losses, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected. For example, uncertainty surrounding the continuing economic impact of COVID-19 on our customers has made historical information on credit losses slightly less reliable in the current environment, and there can be no assurances that we have accurately estimated loan losses.

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

Our ability to compete effectively with other companies offering similar financing arrangements depends in part on our ability to maintain close relationships with dealers of used and new vehicles. We may not be able to compete successfully in this market or against these competitors. In recent years, it has become increasingly difficult for the Company to match or exceed pricing of its competitors, which has generally resulted in declining Contract acquisition rates during the 2020 and 2021 fiscal years.

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. As new and existing providers of consumer financing have undertaken to penetrate our targeted market segment, we have experienced increasing pressure to reduce our interest rates, fees and dealer discounts in order to maintain our market share. The Company’s average dealer discount on Contracts purchased for the fiscal years ended March 31, 2021 and 2020 was 7.5% and 7.9%, respectively. The Company’s average APR on Contracts purchased for the fiscal years ended March 31, 2021 and 2020, was 23.4% and 23.4%, respectively. These competitive factors continue to exist and may impact our ability to secure quality loans on our preferred terms in significant quantities.

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

Prior to March 2019, we financed our operations through traditional bank credit facilities and cash flows generated from operations. On March 29, 2019, we entered into a new senior secured credit facility (the “Credit Facility”). Our ability to access capital through our existing Credit Facility, or undertake a future facility, or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:

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

The Credit Facility loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. Such loan documents also restrict the Company’s ability, without lenders’ consent, to modify its credit policies or make changes to its form of Direct Loan contract or its form of dealer agreement. If an event of default occurs, the lenders could increase borrowing costs, restrict our ability to obtain additional advances under the Credit Facility,

accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Credit Facility or enforce their rights under the guarantees.

Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.

As of March 31, 2021, we had aggregate outstanding indebtedness, under our Credit Facility of $88.3 million compared to $126.8 million as of March 31, 2020. This level of indebtedness could:

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

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan, but there can be no assurance that the Company will obtain any forgiveness of the PPP Loan. The Company submitted the forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. Currently the application is pending SBA decision. Therefore, per the Paycheck Protection Flexibility Act of 2020, P.L. 116-142, all loan payments are deferred while the Company awaits the SBA’s decision on loan forgiveness.  If the PPP Loan is not fully forgiven, the Company will remain liable for the full and punctual payment of the outstanding principal balance plus accrued and unpaid interest.

Unless forgiven, the outstanding principal balance plus accrued and unpaid interest (accruing at the rate of 1.00% per annum) is due on May 22, 2022. The PPP Loan is unsecured. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The related promissory note contains events of default and other provisions customary for a loan of this type.

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

Natural disasters (such as hurricanes), acts of war, terrorist attacks and the escalation of military activity in response to these attacks or otherwise may have negative and significant effects, such as disruptions in our operations, imposition of increased security measures, changes in applicable laws, market disruptions and job losses. Our headquarters are located in Clearwater, Florida and much of our revenue is generated in Florida. Florida is particularly susceptible to hurricanes. These events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to these threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulation

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

The CFPB defines a “larger participant” of automobile financing if it has at least 10,000 aggregate annual originations. The Company does not meet the threshold of at least 10,000 aggregate annual direct loan originations, and therefore would not fall under the CFPB’s supervisory authority. The CFPB issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business. The CFPB’s stated objectives of such examinations are: to assess the quality of a larger participant’s compliance management systems for preventing violations of federal consumer financial laws; to identify acts or practices that materially increase the risk of violations of federal consumer finance laws and associated harm to consumers; and to gather facts that help determine whether the larger participant engages in acts or practices that are likely to violate federal consumer financial laws in connection with its automobile finance business. At such time, as we become or the CFPB defines us as a larger participant, we will be subject to examination by the CFPB for, among other things, ECOA compliance; unfair, deceptive or abusive acts or practices (“UDAAP”) compliance; and the adequacy of our compliance management systems.

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

Risks Related to Privacy and Cybersecurity

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

Risks Related to our Common Stock

Our stock is thinly traded, which may limit your ability to resell your shares.

The average daily trading volume of our common shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2021 was approximately 7,500 shares, which makes ours a thinly traded stock. Thinly traded stocks pose several risks for investors because they have wider spreads and less displayed size than other stocks that trade in higher volumes or an active trading market. Other risks posed by thinly traded stocks include difficulty selling the stock, challenges attracting market makers to make markets in the stock, and difficulty with financings. Our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may also have a significant impact on the market price of our common shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. These risks could affect a shareholder’s ability to sell their shares at the volumes, prices, or times that they desire.

We currently do not have any analysts covering our stock which could negatively impact both the stock price and trading volume of our stock.

The trading market for our common stock will likely be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not currently have, and may never obtain, research coverage by financial analysts. If no or few analysts commence coverage of us, the trading price of our stock may not increase. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluation of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. Furthermore, if our operating results fail to meet analysts’ expectations our stock price would likely decline.

Some provisions of our Articles may deter third parties from acquiring us and diminish the value of our common stock.

Our Articles provide for, among other things:

•	division of our board of directors into three classes of directors serving staggered three-year terms;
•

our ability to issue additional shares of common stock and to issue preferred stock with terms that our board of directors may determine, in each case without stockholder approval (unless required by law); and

•	the absence of cumulative voting in the election of directors.

These provisions may discourage, delay or prevent a transaction involving a change in control of our Company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.

We are a “smaller reporting company” as defined in SEC regulations, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined under SEC regulations and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, among other things, reduced financial disclosure requirements including being permitted to provide only two years of audited financial statements and reduced disclosure obligations regarding executive compensation. As a result, our stockholders may not have access to certain information that they may deem important. We could remain a smaller reporting company indefinitely. As a smaller reporting company, investors may deem our stock less attractive and, as a result, there may be less active trading of our common stock, and our stock price may be more volatile.

General Risk Factors

We have in the past had material weaknesses in our internal control over financial reporting. Failure to maintain an effective system of internal control over financial reporting and disclosure controls and procedures could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

In fiscal 2021, we remediated each of the two material weaknesses that were previously identified and were disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. See "Item 9A. Controls and Procedures—Remediation of Material Weaknesses."

However, we may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, regardless of how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, investors could lose confidence in our reported financial information, which could lead to a decline in the market price of our common stock and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities.

Additionally, the existence of any material weakness could require management to devote significant time and incur significant expense to remediate any such material weakness and management may not be able to remediate any such material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause the holders of our common stock to lose confidence in our reported financial information, all of which could materially adversely affect our business and share price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its corporate headquarters and branch office facilities. The Company’s headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 15,000 square feet of office space leased at an annual rate of approximately $16.20 per square foot. The current lease relating to this space was entered into effective April 1, 2015 and expires on March 31, 2023.

As of March 31, 2021, each of the Company’s 45 branch offices located in Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, and Wisconsin consists of approximately 1,700 square feet of office space (Idaho and Texas are expansion states with no local branch office). The Company acquires Contracts in Idaho and Texas through its virtual expansion office operations based in the Charlotte, North Carolina branch location. These offices are located in office parks, shopping centers, or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $5.00 to $44.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

As of June 14, 2021, there were approximately 116 holders of record of the Company’s common shares.

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

Unregistered Sales of Equity Securities and Use of Proceeds

The tables below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the Fiscal Year 2021:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
January 1, 2021 to January 31, 2021	15	$8.52	15	$7,155
February 1, 2021 to February 28, 2021	2	9.00	2	7,137
March 1, 2021 to March 31, 2021	1	10.55	1	$7,126
Total	18	$8.71	18

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada currently conducts its business activities exclusively through a wholly-owned indirect Florida subsidiary, Nicholas Financial. Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products. Nicholas Financial’s financing activities accounted for 100% of the Company’s consolidated revenue for the fiscal years ended March 31, 2021 and 2020. A second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), serves as an intermediate holding company for Nicholas Financial. In addition, NF Funding I, LLC (“NF Funding I”) is a wholly-owned, special purpose financing subsidiary of Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial, NDS, NF Funding I are collectively referred to herein as the “Company”.

Introduction

The Company’s consolidated revenues decreased from $62.1 million for the fiscal year ended March 31, 2020 to $56.0 million for the fiscal year ended March 31, 2021. The Company’s diluted earnings per share increased from $0.45 per share for the fiscal year ended March 31, 2020 to $1.09 per share for the fiscal year ended March 31, 2021. The Company’s operating income increased from $2.2 million for the year ended March 31, 2020 to $10.9 million for the year ended March 31, 2021. The increase was a result of:

•	continuing focus on disciplined underwriting and risk-based pricing;
•	releasing $4.3 million of the qualitative reserve as a result of the decrease in net charge-off percentage;
•	expanding the local branch model into new states;
•	identifying additional ancillary products to enhance profitability; and
•	decreasing interest expense of $2.5 million for fiscal 2021 due to a reduction in the outstanding balance and associated LIBOR.

The Company’s consolidated net income increased from $3.5 million for the fiscal year ended March 31, 2020 to $8.4 million for the fiscal year ended March 31, 2021.

The gross portfolio yield of the portfolio for the fiscal years ended March 31, 2021 and 2020 was 27.23% and 27.41%, respectively. Primarily as a result of the Company’s decision not to sacrifice pricing for volume, the average dealer discount as a percent of finance receivables associated with new volume for recent fiscal years has generally increased. Nevertheless, for the years ended March 31, 2021 and 2020, the average dealer discount decreased from 7.9% to 7.5% primarily as a result of market conditions in the 2021 fiscal year. The APR (and therefore overall yield) on new purchases was consistent in fiscal 2021 and fiscal 2020, which was primarily driven by the Company’s continuing commitment to its core principles of disciplined underwriting and risk-based pricing.

Portfolio Summary	Fiscal Year ended March 31, (In thousands)
	2021	2020
Average finance receivables (1)	$199,102	$226,541
Average indebtedness (2)	$107,615	$132,552
Interest and fee income on finance receivables	54,211	62,095
Interest expense	5,980	8,515
Net interest and fee income on finance receivables	$48,231	$53,580
Gross portfolio yield (3)	27.23%	27.41%
Interest expense as a percentage of average finance receivables	3.00%	3.76%
Provision for credit losses as a percentage of average finance receivables	3.64%	7.46%
Net portfolio yield (3)	20.59%	16.19%
Operating expenses as a percentage of average finance receivables	15.99%	15.20%
Pre-tax yield as a percentage of average finance receivables(4)	4.60%	0.99%
Net charge-off percentage (5)	6.16%	10.01%
Finance receivables	$184,237	$219,366
Allowance percentage (6)	3.34%	5.09%
Total reserves percentage (7)	7.49%	9.18%

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Credit Facility.
(3)

Gross portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables.

(4)	Pre-tax yield represents net portfolio yield minus operating expenses, as a percentage of average finance receivables.
(5)	Net charge-off percentage represents net charge-offs (charge-offs less recoveries) divided by average finance receivables, outstanding during the period, annualized for 12 months.
(6)	Allowance percentage represents the allowance for credit losses divided by finance receivables outstanding as of ending balance sheet date.
(7)

Total reserves percentage represents the allowance for credit losses, unearned purchase price discount, and unearned dealer discounts divided by finance receivables outstanding as of ending balance sheet date.

COVID-19

The expansion of unemployment benefits by the CARES Act, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 and the American Rescue Plan Act of 2021 to eligible individuals collectively had a beneficial effect on the Company. While pandemic unemployment assistance has been extended through September 6, 2021, the beneficial impact these benefits have had on the Company will disappear once its customers no longer qualify for such benefits. The Company continued to experience strong cash collections and experienced positive trending on gross charge-off balances for the twelve months ended March 31, 2021.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. Due to COVID-19, the number of deferments increased to 3,114 in April 2020 from 724 in March 2020. For the year ended March 31, 2021 the Company has experienced an average monthly number of deferments of 696, which would represent approximately 2.6% of total Contracts and Direct Loans, as of March 31, 2021. For the three months ended March 31, 2021 and March 31, 2020 the Company granted deferrals to approximately 31.2% and 13.8%, respectively, of total Contracts and Direct Loans. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

From May through November 2020, the monthly level of one-month principal payment deferrals declined reaching 258 deferments in November. After a brief rise in deferments in December 2020 to 446, deferments declined over the fourth quarter of fiscal 2021, averaging 237 per month with a low of 173 in March 2021. The Company believes the number of one-month principal payments deferrals is now largely consistent with pre-pandemic levels.

However, the extent to which the COVID-19 pandemic eventually impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments, success of vaccination efforts, and scope and duration of special government benefits to be unemployed, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. It is likely that prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

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

The Company uses trailing six-month net charge-offs as a percentage of average finance receivables, annualized and applies this calculated percentage to ending finance receivables to calculate estimated future probable credit losses for purposes of determining the allowance for credit losses.   The Company then takes into consideration the composition of its portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts and adjusts the above, if necessary, to determine management’s total estimate of probable credit losses and its assessment of the overall adequacy of the allowance for credit losses.  Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. This approach aligns with the Company’s lending policies and underwriting standards.

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

Fiscal 2021 Compared to Fiscal 2020

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, predominantly finance charge income, decreased to $54.2 million in fiscal 2021 as compared to $62.1 million in fiscal 2020. The average finance receivables totaled $199.1 million for the fiscal year ended March 31, 2021, a decrease of 12.1% from $226.5 million for the fiscal year ended March 31, 2020. Purchasing volume decreased from fiscal 2020 primarily as a result of continuing conservative underwriting practices, even in the face of the effects of Covid-19.

Competition also continued to affect the Company’s ability to acquire Contracts at desired yields. The average APR on new Contract purchases was constant at 23.4% for the fiscal years 2021 and 2020, respectively. Concurrently, the dealer discount on new Contract purchases decreased from 7.9% for fiscal year 2020 to 7.5% for fiscal year 2021, primarily as a result of competitive pressures. Overall, the Company maintains its strategy focused on risk-based pricing (rate, yield, advance, term, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance.

The gross portfolio yield decreased to 27.2% for the fiscal year ended March 31, 2021 as compared to 27.4% for the fiscal year ended March 31, 2020. The net portfolio yield increased to 20.6% for the fiscal year ended March 31, 2021 from 16.2% for the fiscal year ended March 31, 2020. The net portfolio yield increased primarily due to a decrease in the provision for credit losses as a percentage of finance receivables, as described under “Analysis of Credit Losses” below. Additionally, the Company recorded lower interest expenses for the fiscal year 2021, which also increased net portfolio yield.

Operating Expenses

Operating expenses decreased to $31.8 million for the fiscal year ended March 31, 2021 compared to $34.4 million for the fiscal year ended March 31, 2020 as a result of decreases across expense accounts, including but not limited to, repossessions, collection expenses, professional/consulting fees, and other identified expenses. Administrative expense decreased by approximately $2.1 million, due to a decrease of $1.3 million in repossession and recovery expenses, and $0.8 million in rent charges, professional fees, and several other expense areas.

Interest Expense

Interest expense decreased to $6.0 million for the fiscal year ended March 31, 2021, as compared to $8.5 million for the fiscal year ended March 31, 2020, due to a decrease in average outstanding debt and interest rate. The average outstanding debt during the year ended March 31, 2021 decreased to $107.6 million from $132.6 million during the year ended March 31, 2020. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2021	2020
Variable interest under the line of credit and credit facility	1.81%	2.67%
Credit spread under the line of credit and credit facility	3.75%	3.75%
Average cost of borrowed funds	5.56%	6.42%

Analysis of Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the fiscal years ended March 31:

	For the year ended March 31, 2021
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$10,433	$729	$11,162
Provision for credit losses	7,250	-	7,250
Charge-offs	(17,141)	(682)	(17,823)
Recoveries	5,459	106	5,565
Balance at end of year	$6,001	$153	$6,154

	For the year ended March 31, 2020
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$16,575	$357	$16,932
Provision for credit losses	16,096	805	16,901
Charge-offs	(29,174)	(663)	(29,837)
Recoveries	6,936	230	7,166
Balance at end of year	$10,433	$729	$11,162

The Company uses a trailing six-month net charge-off percentage, annualized, to calculate the allowance for credit losses. Management believes that using the trailing six-month net charge-off percentage, annualized, will more quickly reflect changes in the portfolio as compared to a trailing twelve-month charge-off analysis.

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). Beginning on March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $68,000 and $0 for these accounts as of March 31, 2021 and March 31, 2020, respectively.

The provision for credit losses decreased to $7.3 million for the fiscal year ended March 31, 2021 from $16.9 million for the fiscal year ended March 31, 2020, due to the 12.1% decrease in the average finance receivables and enhanced performance of the portfolio. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Net charge-offs decreased to 6.2% for the fiscal year ended March 31, 2021 from 10.0% for the fiscal year ended March 31, 2020, primarily resulting from the Company‘s active management of the portfolio. (See note 5 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage.)

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2021 was 5.7%, a decrease from 10.2% as of March 31, 2020. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2021 was 3.2%, a slight decrease from 3.6% as of March 31, 2020. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s renewed focus on local branch-based servicing, improving servicing, and stricter underwriting policies.

In accordance with Company policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the fiscal years ended March 31, 2021 and March 31, 2020 the Company granted deferrals to approximately 31.2% and 13.8%, respectively, of total Contracts and Direct Loans. The increase in the total number of deferrals in fiscal 2021 compared to fiscal 2020 was primarily the result of a spike on April 30, 2020, as shown in the graph below. However, the Company experienced increased collections on finance receivables on gross charge-off balances in April 2020 and May 2020. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions. For further information on deferrals, please see the disclosure under “COVID-19” above.

Income Taxes

The Company recorded a tax benefit of approximately $1.2 million during fiscal 2020 compared to a tax expenses of approximately $2.6 million during fiscal 2021. The Company’s effective tax rate in fiscal 2020 was (54.3)% compared to 23.7% in fiscal 2021. For further discussion regarding income taxes see “Note 7 – Income Taxes”.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31, (In thousands)
	2021	2020
Cash provided by (used in):
Operating activities	$14,623	$10,485
Investing activities	29,861	(3,676)
Financing activities	(36,191)	(19,767)
Net increase (decrease) in cash	$8,293	$(12,958)

The Company’s primary use of working capital for the fiscal year ended March 31, 2021 was funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Company’s line of credit.

On March 29, 2019, NF Funding I, a special purpose financing subsidiary of Nicholas Financial, entered into a senior secured credit facility (the “Credit Facility”) pursuant to a credit agreement with Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (the “Credit Agreement”). The Company’s prior line of credit was paid off in connection with this Credit Facility. As of March 31, 2021, the total amount outstanding under the Credit Facility was $88.3 million. The Company decreased the total amount outstanding to $74.9 million on May 31, 2021.

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

The Company will continue to depend on the availability the Credit Facility, together with cash from operations, to finance future operations. The Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. See “Risk Factors - Risks Related to Our Business and Industry - Our Credit Facility is subject to certain defaults and negative covenants.” If an event of default occurs under the Credit Facility, the Company’s lenders could increase the Company’s borrowing costs, restrict the Company’s ability to obtain additional borrowings under the facility, accelerate all amounts outstanding under the facility, or enforce their interest against collateral pledged under the facility, or enforce their rights under guarantees. See also “Note 2 – Summary of Significant Accounting Policies – Variable Interest Entity” and “Note 13 – Variable Interest Entity”, which disclosure is incorporated herein by reference.

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan, but there can be no assurance that the Company will obtain any forgiveness of the PPP Loan. The Company submitted the forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. Currently the application is pending SBA decision. Therefore, per the Paycheck Protection Flexibility Act of 2020, P.L. 116-142, all loan payments are deferred while the Company awaits the SBA’s decision on loan forgiveness.  If the PPP Loan is not fully forgiven, the Company will remain liable for the full and punctual payment of the outstanding principal balance plus accrued and unpaid interest.

Unless forgiven, the outstanding principal balance plus accrued and unpaid interest (accruing at the rate of 1.00% per annum) is due on May 22, 2022. The PPP Loan is unsecured. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The related promissory note contains events of default and other provisions customary for a loan of this type.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nicholas Financial, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and Subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s allowance for credit losses was $6.2 million at March 31, 2021. The Company calculates the allowance using their trailing six-month net charge-offs as a percentage of average finance receivables, annualized and adjusts for qualitative factors, as necessary, such as the composition of its portfolio, current economic conditions, estimated net realizable value of the underlying collateral, delinquency, non-performing assets, and bankrupt accounts.  Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors.

We identified the allowance for credit losses, specifically the qualitative factors and the reasonableness of the trailing six-month net charge-offs as a percentage of average finance receivables, annualized, as a critical audit matter as auditing management’s assumptions for the adequacy of the allowance for credit losses required a high degree of subjectivity, auditor judgment and increased extent of audit effort in evaluating these assumptions.

Our audit procedures related to the Company’s allowance for credit losses included the following procedures, among others:

a.	We tested the completeness and accuracy of data inputs utilized by the Company to calculate the historical trailing six-month net charge-off calculations.
b.	We recomputed the mathematical accuracy of the quantitative calculations used by the Company.
c.	We evaluated the reasonableness of the Company’s calculations of probable losses by comparing past historical estimates with actual loss experience in subsequent periods.
d.

We evaluated management’s delinquency and past-due calculations for finance receivables by re-performing the Company’s loan system calculations on a sample of finance receivables and performing analytical review procedures over the Company’s historical and current delinquency trends and historical losses.

e.	We evaluated key assumptions and qualitative factors identified by the Company by comparing to internal and external sources for the consumer finance industry.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Raleigh, North Carolina

June 22, 2021

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31,
	2021	2020
Assets
Cash	$22,022	$16,802
Restricted cash	10,955	7,882
Finance receivables, net	170,318	199,781
Repossessed assets	685	1,340
Operating lease right-of-use assets	3,392	2,598
Prepaid expenses and other assets	1,271	1,126
Income taxes receivable	653	4,898
Property and equipment, net	859	482
Deferred income taxes	2,283	3,909
Total assets	$212,438	$238,818
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$86,154	$124,255
Note payable	3,244	-
Net long-term debt	89,398	124,255
Operating lease liabilities	3,367	2,652
Accounts payable and accrued expenses	4,451	4,332
Total liabilities	97,216	131,239

Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,653 and 12,639 shares issued respectively; 7,708 and 7,806 shares outstanding, respectively	35,064	34,867
Treasury stock: 4,945 and 4,833 common shares, at cost, respectively	(72,343)	(71,438)
Retained earnings	152,501	144,150
Total shareholders’ equity	115,222	107,579
Total liabilities and shareholders’ equity	$212,438	$238,818

The following table represents the assets and liabilities of our consolidated variable interest entity as of March 31:

Assets	2021	2020
Restricted cash	$10,955	$7,882
Finance receivables, net	150,706	165,966
Repossessed assets	631	1,277
Total assets	$162,292	$175,125

Liabilities
Credit facility, net of debt issuance costs	$86,154	$124,255
Accounts payable and accrued expenses	405	597
Total liabilities	$86,559	$124,852

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Fiscal Year ended March 31,
	2021	2020
Revenue:
Interest and fee income on finance receivables	$54,211	$62,095
Realized gain on equity investments	1,809	-
Total revenue	56,020	62,095
Expenses:
Marketing	1,269	1,548
Salaries and employee benefits	19,083	18,804
Administrative	11,248	13,393
Provision for credit losses	7,250	16,901
Amortization of intangibles	13	55
Depreciation	231	337
Goodwill impairment charge	-	295
Interest expense	5,980	8,515
Total expenses	45,074	59,848
Operating income before income taxes	10,946	2,247
Income tax expense (benefit)	2,595	(1,219)
Net income	$8,351	$3,466
Earnings per share:
Basic	$1.09	$.45
Diluted	$1.09	$.45

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2019	7,910	$34,660	$(70,459)	$140,684	$104,885
Net income	—	—	—	3,466	3,466
Issuance of restricted stock awards	39	—	—	—	—
Exercise of stock options	2	5	—	—	5
Cancellation of restricted stock awards	(26)	—	—	—	—
Treasury stock repurchases	(119)		(979)		(979)
Share-based compensation	—	202	—	—	202
Balance at March 31, 2020	7,806	$34,867	$(71,438)	$144,150	$107,579
Net income	—	—	—	8,351	8,351
Issuance of restricted stock awards	14	—	—	—	—
Treasury stock repurchases	(112)	—	(905)	—	(905)
Share-based compensation	—	197	—	—	197
Balance at March 31, 2021	7,708	$35,064	$(72,343)	$152,501	$115,222

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$8,351	$3,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	231	337
Amortization of intangibles	13	55
Amortization of debt issuance costs	429	429
Amortization of operating of lease right-of-use assets	1,593	1,913
Gain on sale of property and equipment	(13)	(23)
Goodwill impairment charge	-	295
Purchases of equity investments	(4,142)	-
Proceeds from equity investments	5,951	-
Realized gains on equity investments	(1,809)	-
Repossessed assets	655	677
Provision for credit losses	7,250	16,901
Amortization of dealer discounts	(6,421)	(8,031)
Amortization of insurance and fee commissions	(2,370)	(2,615)
Accretion of purchase price discount	(551)	(746)
Deferred income taxes	1,626	3,215
Principal reduction on operating lease liabilities	(1,193)	(1,841)
Share-based compensation	197	202
Changes in operating assets and liabilities:
Accrued interest receivable	879	(275)
Prepaid expenses and other assets	(145)	304
Accounts payable and accrued expenses	(373)	(744)
Income taxes receivable	4,245	(3,244)
Unearned insurance and fee commissions	220	210
Net cash provided by operating activities	14,623	10,485
Cash flows from investing activities:
Purchase and origination of finance receivables	(88,173)	(89,334)
Principal payments received	118,629	106,248
Net assets acquired from branch acquisitions, primarily loans	-	(20,483)
Purchase of property and equipment	(615)	(130)
Proceeds from sale of property and equipment	20	23
Net cash provided by (used in) investing activities	29,861	(3,676)
Cash flows from financing activities:
Repayments on credit facility	(38,530)	(38,950)
Proceeds from the credit facility	-	20,780
Payment of loan originations fees	-	(623)
Proceeds from PPP Loan	3,244	-
Proceeds from exercise of stock options	-	5
Repurchases of treasury stock	(905)	(979)
Net cash used in financing activities	(36,191)	(19,767)
Net increase (decrease) in cash	8,293	(12,958)
Cash and restricted cash, beginning of year	24,684	37,642
Cash and restricted cash, end of year	$32,977	$24,684
Supplemental Disclosures:
Interest paid, including debt originations cost, during the year	$5,714	$8,187
Income taxes paid during the year	1,357	6
Leased assets obtained in exchange for new operating lease liabilities	2,067	4,058

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	Fiscal Year ended March 31,
	2021	2020
Cash	$22,022	$16,802
Restricted cash	10,955	7,882
Total cash and restricted cash	$32,977	$24,684

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

Allowance for Credit Losses

The Company uses trailing six-month net charge-offs as a percentage of average finance receivables, annualized and applies this calculated percentage to ending finance receivables to calculate estimated future probable credit losses for purposes of determining the allowance for credit losses. The Company then takes into consideration the composition of its portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts and adjusts the above, if necessary, to determine management’s total estimate of probable credit losses and its assessment of the overall adequacy of the allowance for credit losses.  Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. Use of a trailing six-month net charge-off percentage reflects the Company lending policies, underwriting standards, and aligns with business strategies to finance primary transportation to and from work for the subprime borrower.

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

Goodwill

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Goodwill impairment exists when the fair value of a reporting unit is less than the carrying value. Goodwill is tested for impairment annually, as of the last day of the fiscal year, or more frequently whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level. The Company has one reporting unit, which is the same level as the Company’s one operating segment, the consumer finance company. The Company has the option of either assessing qualitative factors to determine whether it is more likely than not that the carrying value of our reporting unit exceeds its fair value or proceeding directly to a quantitative test. The Company elected to perform the quantitative impairment test at March 31, 2021 and March 31, 2020, respectively.

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

As the Company only has one reporting unit, the Company estimated the fair value of the reporting unit using a market based approach, with the primary input being the Company’s market capitalization at the measurement date, adjusted for a control premium. Based upon the impairment test at March 31, 2020, the Company concluded that its recorded balance of goodwill was impaired and recorded an impairment charge of $0.3 million, which resulted in a full write-off of the Company’s goodwill balance. In fiscal year 2021, no purchases accounting transactions were executed by the Company and no goodwill was recorded. The goodwill balance remains at $0 at March 31, 2021. (See Note 5).

Impairment of Long-Lived Assets

The Company assesses impairment of long-lived assets, including property and equipment and intangible assets, whenever changes or events indicate that the carry amount may not be recoverable. The Company assesses impairment of these assets generally at the branch level based on profitability of the branch and the Company’s plans for branch closings. The Company will write down such assets to fair value, based on operational results, if impairment has occurred. The Company did not record any impairment charges for the long-lived assets for the fiscal year ended March 31, 2021 or 2020.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no unrecognized tax positions as of March 31, 2021 or 2020.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions the Company is no longer subject to U.S. federal and state tax examinations for fiscal years prior to 2017.

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

The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. See Note 8 for details regarding the impact of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) by the U.S. government on March 27, 2020.

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

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount, as a percent of the amount financed, associated with new volume for the fiscal years ended March 31, 2021 and 2020, were 7.5% and 7.9%, respectively.

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

Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Ordinarily, basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Dilutive earnings per share are calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which includes the dilutive effect of additional potential common shares from stock compensation awards. For the years ended March 31, 2021 and 2020, Company experienced net income. Income per share has been computed based on the following weighted average number of common shares outstanding:

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2021	2020
Numerator:
Net income per consolidated statements of income	$8,351	$3,466
Percentage allocated to shareholders *	99%	99%
Numerator for basic and diluted earnings per share	8,307	3,434

Denominator:
Denominator for Basic earnings per share - weighted-average shares outstanding	7,626	7,702
Dilutive effect of stock options	-	1
Denominator for diluted earnings per share	7,626	7,703

Per share income from continuing operations
Basic	$1.09	$0.45
Diluted	$1.09	$0.45

*Basic weighted-average shares outstanding	7,626	7,702
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,666	7,774
Percentage allocated to shareholders	99%	99%

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

For the year ended, March 31, 2021, the Company operated in 16 states through 45 branch locations. Of the aggregate finance receivables as of March 31, 2021, Florida represented 27%, Ohio represented 14%, Georgia represented 12%, and North Carolina represented 10%. Each of Kentucky, Missouri, and South Carolina represented 5%. Of the remaining states, no one state represented more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

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

The Company consolidates the VIE’s when the Company determines that it is the primary beneficiary, the Company has the power to direct the activities that most significantly impact the performance of the VIE and it has the obligation to absorb losses and its right to receive residual returns is significant. The Company determined it is the primary beneficiary of the VIE, it has the right to direct activities that most significantly impact the performance of the VIE and has the obligation to absorb losses and significant right to receive residual returns. The Company therefore consolidated the VIE for the fiscal years ended March 31, 2020 and 2021.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This amendment requires that equity investments be measured at fair value with changes in fair value recognized in net income. When fair value is not readily determinable, an entity may elect to measure the equity investment at cost, less impairment, plus or minus any change in the investment’s observable price. For financial liabilities that are measured at fair value, the amendment requires an entity to present separately, in other comprehensive income, any change in fair value resulting from a change in instrument specific credit risk. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard requires retrospective application for equity investments with readily determinable fair values and prospective application for equity investments without readily determinable fair values. The Company adopted the standard during the year and no prospective basis existed for these equity investments since they were also purchased during the fiscal year. The purchase of these equity investments was recorded in the Consolidated Balance Sheets. See Note 7 for further information.

Recent Accounting Pronouncements

In June 2016, the FASB issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Recently, the FASB voted to delay the implementation date for this accounting standard, for smaller reporting companies, the new effective date is for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, the Company believes the adoption of this ASU will likely have a material effect and is expected to increase the overall allowance for credit losses.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. This ASU is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance was effective immediately and through December 31, 2022. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

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

The Company purchases individual Contracts from used and new automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given Contract once the assignment of that Contract is complete. The dealer has no vested interest in the performance of any Contract the Company purchases. The Company’s charge off policy is 121 days past due. In addition, Chapter 13 Bankruptcies, once confirmed by the courts, are also charged off. This policy is in line with industry standards, considering the sub-prime nature of our customers. In the event of repossession, the charge-off will occur after standard collection practices by the Company, as determined by the residency state of a customer. This practice is consistent with the sub-prime industry.

Contracts and Direct Loans included in finance receivables are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2021	2020
Finance receivables	$184,237	$219,366
Accrued interest receivable	2,285	3,164
Unearned dealer discounts	(7,290)	(8,056)
Unearned purchase price discount	(364)	(915)
Unearned insurance and fee commissions	(2,396)	(2,616)
Finance receivables, net of unearned	176,472	210,943
Allowance for credit losses	(6,154)	(11,162)
Finance receivables, net	$170,318	$199,781

Contracts

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of March 31, 2021, the average model year of vehicles collateralizing the portfolio was a 2012 vehicle. The terms of the Contracts range from 12 to 60 months and bear an average contractual interest rate of 23.4% and 23.4% as of March 31, 2021 and 2020, respectively.

Direct Loans

Direct Loans are typically for amounts ranging from $1,000 to $15,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. As of March 31, 2021, loans made by the Company pursuant to its Direct Loan program constituted approximately 8% of the aggregate principal amount of the Company’s loan portfolio. The terms of the Direct Loans range from 12 to72 months and bear an average contractual interest rate of 29.7% and 28.2% as of March 31, 2021 and 2020, respectively.

Allowance for Credit Losses

The Company uses trailing six-month net charge-offs as a percentage of average finance receivables, annualized and applies this calculated percentage to ending finance receivables to calculate estimated future probable credit losses for purposes of determining the allowance for credit losses.   The Company then takes into consideration the composition of its portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts and adjusts the above, if necessary, to determine management’s total estimate of probable credit losses and its assessment of the overall adequacy of the allowance for credit losses.  Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. The Company focuses on financing primary transportation to and from work for the subprime borrower, which has resulted in purchasing higher yielding loans, with smaller amounts financed and shorter monthly terms. Management believes a trailing six-month will more accurately reflect changes in the portfolio.

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

The following presents the activity in our allowance for credit losses:

	For the year ended March 31, 2021
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$10,433	$729	$11,162
Provision for credit losses	7,250	-	7,250
Charge-offs	(17,141)	(682)	(17,823)
Recoveries	5,459	106	5,565
Balance at end of year	$6,001	$153	$6,154

	For the year ended March 31, 2020
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$16,575	$357	$16,932
Provision for credit losses	16,096	805	16,901
Charge-offs	(29,174)	(663)	(29,837)
Recoveries*	6,936	230	7,166
Balance at end of year	$10,433	$729	$11,162

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

A non-performing account is defined as an account that is contractually delinquent for 61 days or more or is a Chapter 13 bankruptcy account, and the accrual of interest income is suspended. The Company’s charge-off policy for contractually delinquent is 121 days. The Company’s charge-off policy aligns with practices within the subprime auto financing segment. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.

In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The following table is an assessment of the credit quality by creditworthiness as of March 31:

	(In thousands)
	2021			2020
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$166,828	$13,717	$180,545	$201,045	$11,649	$212,694
Non-performing accounts	3,367	192	3,559	6,202	195	6,397
Total	170,195	13,909	184,104	207,247	11,844	219,091
Chapter 13 bankruptcy	123	10	133	274	1	275
Finance receivables	$170,318	$13,919	$184,237	$207,521	$11,845	$219,366

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding any Chapter 13 bankruptcy accounts:

	(In thousands)
Contracts	Balance Outstanding	30 – 59 days	60 –89 days	90-119 days	120+ days	Total
March 31, 2021	$170,195	$6,289	$2,430	$896	$42	$9,657
		3.70%	1.43%	0.53%	0.02%	5.67%
March 31, 2020	$207,247	$14,977	$4,290	$1,893	$19	$21,179
		7.23%	2.07%	0.91%	0.01%	10.22%

Direct Loans	Balance Outstanding	30 – 59 days	60 –89 days	90-119 days	120+ days	Total
March 31, 2021	$13,909	$253	$101	$81	10	$445
		1.82%	0.73%	0.58%	0.07%	3.20%
March 31, 2020	$11,844	$344	$136	$59	$-	$539
		2.90%	1.15%	0.50%	0.00%	4.55%

4. Property and Equipment

Property and equipment as of March 31, 2021 and 2020 is summarized as follows:

	(In thousands)
	Cost	Accumulated Depreciation	Net Book Value
2021
Automobiles	$342	$280	$62
Software	165	46	119
Equipment	2,009	1,555	454
Furniture and fixtures	615	543	72
Leasehold improvements	1,297	1,145	152
	$4,428	$3,569	$859
2020
Automobiles	$451	$396	$55
Software	160	23	137
Equipment	1,571	1,439	132
Furniture and fixtures	575	519	56
Leasehold improvements	1,207	1,105	102
	$3,964	$3,482	$482

5. Acquisition

On April 30, 2019, the Company completed an acquisition of three branches, representing substantially all of the assets, of ML Credit Group, LLC (d/b/a Metrolina Credit Company) (“Metrolina”). Two acquired branches are located in the state of North Carolina and one branch is located in South Carolina. Based on its evaluation of the agreement, the Company accounted for the acquisition as a business combination. The Company allocated the purchase price to acquired assets and liabilities on their fair values. The Company acquired finance receivables, net of $20.1 million, other assets of $0.1 million, assumed liabilities of $0.2 million and incurred approximately $0.3 million in related expenses. The purchase price allocation resulted in goodwill of $0.3 million which the Company determined to be impaired as of March 31, 2020. Finance receivables from the Metrolina acquisition as of March 31, 2021 and March 31, 2020 were $4.4 million and $10.9 million, respectively.

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

As of March 31, 2021, the Company had aggregate outstanding indebtedness under the Credit Facility of $88.3 million, compared to $126.8 million as of March 31, 2020. In addition, the Company had $2.1 million and $2.6 million in debt issuance costs as of March 31, 2021 and March 31, 2020 respectively.

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

Future maturities of debt as of March 31, 2021 are as follows:

(in thousands)
Year Ended March 31,
2022	$—
2023	22,075
2024	22,075
2025	22,075
2026	22,075
$88,300

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan, but there can be no assurance that the Company will obtain any forgiveness of the PPP Loan. The Company submitted the forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. Currently the application is pending SBA decision. Therefore, per the Paycheck Protection Flexibility Act of 2020, P.L. 116-142, all loan payments are deferred while the Company awaits the SBA’s decision on loan forgiveness.  If the PPP Loan is not fully forgiven, the Company will remain liable for the full and punctual payment of the outstanding principal balance plus accrued and unpaid interest.

Unless forgiven, the outstanding principal balance plus accrued and unpaid interest (accruing at the rate of 1.00% per annum) is due on May 22, 2022. The PPP Loan is unsecured. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The related promissory note contains events of default and other provisions customary for a loan of this type.

7. Fair Value Disclosures

Financial Instruments Measured at Fair Value

In fiscal year 2021 the Company initiated certain equity investments. The Company defined these equity investments as trading securities for which the changes in fair value were immediately recognized through net income in each quarter, respectively. The Company sold all equity investments as of March 31, 2021, all gains were recognized in the Consolidated Statements of Income, for the year ended March 31, 2021.

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

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of March 31, 2021 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on LIBOR pricing options.

	Fair Value Measurement Using (In thousands)			Fair	Carrying
Description	Level 1	Level 2	Level 3	Value	Value
Cash and restricted cash:
March 31, 2021	$32,977	$—	$—	$32,977	$32,977
March 31, 2020	$24,684	$—	$—	$24,684	$24,684
Finance receivables:
March 31, 2021	$—	$—	$170,318	$170,318	$170,318
March 31, 2020	$—	$—	$199,781	$199,781	$199,781
Repossessed assets:
March 31, 2021	$—	$—	$685	$685	$685
March 31, 2020	$—	$—	$1,340	$1,340	$1,340
Credit facility:
March 31, 2021	$—	$88,300	$—	$88,300	$88,300
March 31, 2020	$—	$126,830	$—	$126,830	$126,830
Note payable:
March 31, 2021	$3,244	$—	$—	$3,244	$3,244
March 31, 2020	$—	$—	$—	$—	$—

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

8. Income Taxes

 The income tax expense (benefit) consists of the following for the years ended March 31:

	(In thousands)
	2021	2020
Current:
Federal	$969	$(4,440)
State	-	6
Total current	969	(4,434)
Deferred:
Federal	1,447	3,008
State	179	207
Total deferred	1,626	3,215
Income tax expense (benefit)	$2,595	$(1,219)

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	(In thousands)
Deferred Tax Assets	2021	2020
Allowance for credit losses not currently deductible for tax purposes	$1,647	$2,948
Share-based compensation	125	320
State net operating loss carryforwards	496	458
Right of use liability	826	462
Other items	158	249
Total deferred tax assets	3,252	4,437

Deferred tax liabilities
Right of use asset	832	457
Other items	137	71
Total deferred tax liabilities	969	528
Deferred income taxes	$2,283	$3,909

The income tax expense (benefit) reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	2021	2020
Income tax expense (benefit) at Federal statutory rate	$2,303	$479
Increase (decrease) resulting from:
Federal Fiscal Year 2020 NOL rate differential	-	(414)
Federal Fiscal Year 2019 NOL rate differential	-	(1,362)
State income taxes, net of Federal benefit	378	91
Other	(86)	(13)
Income tax expense (benefit)	$2,595	$(1,219)

The Company’s effective tax rate increased to 23.7% in fiscal 2021 from (54.3.)% in fiscal 2020, resulting from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. The CARES Act included several tax relief options for companies, which resulted in the following provisions available to the Company.

•In May 2020, the Company elected to carryback its fiscal year 2019 net operating losses of $9.7 million to 2013, thus generating a refund of $3.5 million and an income tax benefit of $1.4 million. The tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013.

•The Company elected to carryback its fiscal year 2020 net operating losses of $3.0 million to 2014, thus generating an anticipated refund of $1.0 million and an income tax benefit of $0.4 million. The tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2014.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of positive evidence evaluated was the cumulative pre-tax income over the three-year period ended March 31, 2021, cumulative pre-tax income for the next three years, and substantial federal NOL rate differentials, previously noted. As of March 31, 2021, a valuation allowance was not required. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced. Generally, NOL’s begin to expire March 31, 2039.

The Company considers the earnings of the Company’s U.S. subsidiaries to be indefinitely invested outside Canada on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability related to the Canadian income taxes and U.S. withholding taxes on approximately $152.5 million of undistributed earnings of the U.S. subsidiaries indefinitely invested outside Canada. If the Company decided to repatriate the U.S. earnings, it would need to adjust its income tax provision in the period the Company determined that the earnings will no longer be indefinitely invested outside of Canada.

9. Leases

The Company adopted a new lease accounting standard in April 2019. See Note 2, “Summary of Significant Accounting Policies,” for an overview of the transition to this standard.

The Company maintains lease agreements related to its branch network and for its corporate headquarters. The branch lease agreements range from one to five years and generally contain options to extend from one to three years. The corporate headquarters lease agreement expires in April 2023 and the Company is in the process of negotiating a new lease agreement. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on a rate or index that may change after the commencement date, other than the passage of time.

The Company’s lease liability was $3.4 million as of March 31, 2021 and $2.7 million as of March 31, 2020. The liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The right of use asset was $3.4 million as of March 31, 2021 and $2.6 million as of March 31, 2020.

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

The Company had elected the practical expedient of combining lease and non-lease components for its real estate leases in calculating the present value of the fixed payments without having to perform an allocation between the types of lease components. Future minimum lease payments under non-cancellable operating leases in effect as of March 31, 2021, are as follows:

in thousands
2022	$1,420
2023	1,053
2024	582
2025	407
2026	223
Thereafter	—
Total future minimum lease payments	3,685
Present value adjustment	(318)
Operating lease liability	$3,367

The following table reports information about the Company’s lease cost for the twelve months ended March 31:

	(In thousands)
	2021	2020
Lease cost:
Operating lease cost	$ 1,530	$ 1,777
Variable lease cost	344	435
Total lease cost	$ 1,874	$ 2,212

The following table reports other information about the Company’s leases for the twelve months ended March 31:

	(In thousands)
	2021	2020
Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$ 1,593	$ 1,913
Operating Lease - Operating Cash Flows (Liability Reduction)	$ 1,193	$ 1,841
Weighted Average Lease Term - Operating Leases	2.8 years	2.5 years
Weighted Average Discount Rate - Operating Leases	6.50%	6.50%

Rent expense for the fiscal years ended March 31, 2021 and 2020 was approximately $1.9 million and $2.2 million, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease, taking into account, when applicable, lessor incentives for tenant improvements, periods where no rent payment is required and escalations in rent payments over the term of the lease.

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

The Company did not grant any options during the years ended March 31, 2021 or 2020.

A summary of option activity under the Equity Plans as of March 31, 2021, and changes during the year are presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2020	62	$11.67	3.13	$-
Granted	—	—
Exercised	—	—
Forfeited	(7)	11.18
Outstanding at March 31, 2021	55	$11.73	2.09	$-
Exercisable at March 31, 2021	55	$11.73	2.09	$-

The total intrinsic value of options exercised during the years ended March 31, 2021 and 2020 was approximately $0 and $7000, respectively.

During the fiscal year ended March 31, 2021, no options were exercised. During the same period, approximately 7,000 options were forfeited at exercise prices ranging from $7.00 to $12.68 per share.

During the fiscal year ended March 31, 2020, approximately 2,000 options were exercised at exercise prices ranging from $1.20 to $4.18 per share. During the same period, approximately 8,000 options were forfeited at exercise prices ranging from $10.87 to $12.68 per share.

Cash received from options exercised during the fiscal years ended March 31, 2021 and 2020 totaled approximately $0 and $5,000, respectively. As of March 31, 2021, the Company had no unrecognized compensation related to options grants. For the year ended, March 31, 2021 and March 31, 2020, respectively, the Company had approximately $0 and $0 of total unrecognized compensation cost related to options granted.

A summary of the status of the Company’s non-vested restricted shares under the Equity Plan as of March 31, 2021, and changes during the year then ended is presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2020	50	$9.65	1.40	341
Granted	15	8.05
Vested	(17)	9.23
Forfeited	(7)	9.49
Non-vested at March 31, 2021	41	$9.24	0.96	$436

The Company awarded approximately 15,000 restricted shares during the fiscal year ended March 31, 2021. There are no performance shares included within the 15,000 restricted shares granted that resulted from the Company meeting a performance threshold. During the same period there were approximately 7,000 restricted shares forfeited. With the adoption of ASU 2016-09 on January 1, 2017, the Company no longer reduces stock-based compensation by estimated forfeitures. Instead the Company accounts for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

As of March 31, 2021, there was approximately $132,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 0.96 years.

11. Employee Benefit Plan

The Company has a 401(k)-retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company did not make a discretionary matching employee contribution. The Board will re-evaluate the Company’s matching policy for plan year 2021 later in the year.

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

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE will remain distinct from the Company):

	2021	2020
Assets
Restricted cash	$10,955	$7,882
Finance receivables, net	150,706	165,966
Repossessed assets	631	1,277
Total assets	$162,292	$175,125
Liabilities
Credit facility, net of debt issuance costs	$86,154	$124,255
Accounts payable and accrued expenses	405	597
Total liabilities	$86,559	$124,852

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

In August 2019, the Company’s Board authorized additional repurchase of up to $1.0 million of the Company’s outstanding shares.

The table below summarizes treasury share transactions under the Company’s stock repurchase program.

	Twelve months ended March 31, (In thousands)
	2021		2020
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	4,833	$(71,438)	4,714	$(70,459)
Treasury shares purchased	112	(905)	119	(979)
Treasury shares at the end of period	4,945	$(72,343)	4,833	$(71,438)

15. Subsequent Events

Paycheck Protection Program: On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan, but there can be no assurance that the Company will obtain any forgiveness of the PPP Loan. The Company submitted the forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. Currently the application is pending SBA decision. Therefore, per the Paycheck Protection Flexibility Act of 2020, P.L. 116-142, all loan payments are deferred while the Company awaits the SBA’s decision on loan forgiveness.  If the PPP Loan is not fully forgiven, the Company will remain liable for the full and punctual payment of the outstanding principal balance plus accrued and unpaid interest.

Unless forgiven, the outstanding principal balance plus accrued and unpaid interest (accruing at the rate of 1.00% per annum) is due on May 22, 2022. The PPP Loan is unsecured. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The related promissory note contains events of default and other provisions customary for a loan of this type.

Share Repurchases: For the period April 1, 2021 through June 17, 2021, the Company repurchased an additional 40,110 shares of our common stock for $433 thousand at an average price of $10.63 per share.

COVID-19: The Company has discussed COVID-19 throughout the 10-K, including but not limited, to forward-looking information, Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes to the Consolidated Financial Statements

16. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2021 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$14,151	$14,109	$14,474	$13,286
Interest expense	1,649	1,569	1,442	1,320
Provision for credit losses	3,300	3,050	650	250
Non-interest expense	7,343	8,131	7,407	8,963
Operating income before income taxes	1,859	1,359	4,975	2,753
Income tax expense	429	92	1,190	884
Net income	$1,430	$1,267	$3,785	$1,869
Earnings per share:
Basic	$0.18	$0.16	$0.49	$0.24
Diluted	$0.18	$0.16	$0.49	$0.24

	Fiscal Year ended March 31, 2020 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$16,641	$15,585	$14,973	$14,896
Interest expense	2,488	2,298	1,886	1,843
Provision for credit losses	4,385	4,000	4,597	3,919
Non-interest expense	8,971	8,927	7,950	8,584
Operating income before income taxes	797	360	540	550
Income tax expense (benefit)	206	92	229	(1,746)
Net income	$591	$268	$311	$2,296
Earnings per share:
Basic	$0.07	$0.03	$0.04	$0.31
Diluted	$0.07	$0.03	$0.04	$0.31

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2021.

No Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

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

1)	Lack of Comprehensive Sarbanes-Oxley (SOX) Compliance Program

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

The Company has taken the following remedial actions to address the material weaknesses:

•

The Company identified key activities to establish a comprehensive SOX Compliance Program, including but not limited to planning and scoping activities, enterprise risk assessment, and initial reporting, which were completed during the first half of fiscal 2021.

•

The Company started the test of design effectiveness in the second quarter of fiscal 2021 and completed these activities during October 2020, which the Company believes provided adequate time for remediation activities before testing of operating effectiveness.

•

The Company tested operating effectiveness during the second half of fiscal 2021, including reporting and aggregation of all control deficiencies, including evaluation of them individually and in the aggregate.

Management concluded that the remedial actions above were in place and operating effectively for a sufficient period of time during fiscal 2021 to conclude that the material weaknesses have been remediated as of March 31, 2021. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, additional or different measures may be taken to address control deficiencies with the overall objective to provide reasonable assurance regarding the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The relevant information to be set forth in the definitive Proxy Statement and Information Circular for the 2021 Annual General Meeting of Shareholders of the Company (the “Proxy Statement”), is incorporated herein by reference.

The Company has adopted a written code of ethics applicable to its chief executive officer, chief financial officer, principal accounting officer and persons performing similar functions. A copy of the code of ethics is posted on the Company’s web site at www.nicholasfinancial.com. Anyone who wishes to receive a written copy of the code of ethics may receive one without charge by submitting a request in writing to Corporate Secretary, Nicholas Financial, Inc., 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information on the Company’s web site at www.nicholasfinancial.com. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information by reference into, this Report.

Item 11. Executive Compensation, Compensation Interlocks and Insider Participation

The relevant information to be set forth in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2021, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except exercise price)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	55	$11.73	662
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None
TOTAL	55	$11.73	662

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

(3)Exhibits

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4.1	Form of Common Stock Certificate (3)

4.2	Description of the Registrant’s Securities (4)

10.1-10.11	[Reserved.]

10.12	Credit Agreement dated as of March 29, 2019 by and among NF Funding I, LLC, Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (5)

10.13

Consent and First Amendment to Credit Agreement dated as of August 19, 2019 by and amount NF Funding, LLC, Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (6)

10.14	Receivables Purchase Agreement dates as of March 29,2019 by and between NF Funding I, LLC and Nicholas Financial, Inc. (7)

10.15	Servicing Agreement dates as of March 29,2019 by and among Ares Agent Services, L.P., as administrative agent, NF Funding I, LLC and Nicholas Financial, Inc. (8)

10.16	Limited Guaranty dated as of March 29, 2019 by Nicholas Financial, Inc. in favor of Ares Agent Services, L.P., as administrative agent and collateral agent (9)

10.17	Security Agreement dated as of March 29, 2019 by and between NF Funding I, LLC, Ares Agent Services, L.P., as collateral agent (10)

10.21	Note dated May 27, 2020 by the Company in favor of Fifth Third Bank (11)

10.22.1	Purchase and Sale Agreement, dated December 11, 2019, by and between Platinum Auto Finance of Tampa Bay, LLC (12)

10.22.2	Purchase and Sale Agreement, dated January 30, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC (13)

10.22.3	Purchase and Sale Agreement, dated February 20, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC (14)

10.23	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (15) *

10.24	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award (16) *

10.25	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award (17) *

10.26	Form of Nicholas Financial, Inc 2015 Omnibus Incentive Plan Performance Share Award (18) *

10.27	Employment Agreement between the Company and Douglas W. Marohn, dated as of July 8, 2020 (19) *

10.27	Employment Agreement between the Company and Irina Nashtatik, dated as of July 7, 2020 (20) *

10.29	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (21)

21	Subsidiaries of Nicholas Financial, Inc.

23.1	Consent of RSM, LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.The cover page from the Company’s Annual Report on form 10-K for the year ended March 31, 2021, has been formatted in Inline XBRL.

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
(1)	Incorporated by reference to Appendix B to the Company’s Proxy Statement and Information Circular for the 2006 Annual General Meeting of Shareholders filed with the SEC on June 30, 2006.
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2007.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, as filed with the SEC on June 29, 2004.
(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 16, 2019, as filed with the SEC on August 19, 2019.
(7)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.

(9)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(10)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 29, 2019, as filed with the SEC on April 1, 2019.
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 4, 2020, as filed with the SEC on June 6, 2020.
(12)	Incorporated by reference to Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
(13)	Incorporated by reference to Exhibit 10.22.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
(14)	Incorporated by reference to Exhibit 10.22.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
(15)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders, as filed with the SEC on July 6, 2015.
(16)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(17)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(18)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 7, 2020, as filed with the SEC on July 9, 2020.
(20)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 7, 2020, as filed with the SEC on July 9, 2020.
(21)	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on June 14, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 22, 2021	By:	/s/ Douglas Marohn
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

Signature	Title	Date

/s/ Douglas Marohn	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 22, 2021
Douglas Marohn

/s/ Irina Nashtatik	Chief Financial Officer (Principal Financial and Accounting Officer)	June 22, 2021
Irina Nashtatik

/s/ Jeffrey C. Royal	Chairman of the Board of Directors	June 22, 2021
Jeffrey C. Royal

/s/ Robin Hastings	Director	June 22, 2021
Robin Hastings

/s/ Adam K. Peterson	Director	June 22, 2021
Adam K. Peterson

/s/ Jeremy Q. Zhu	Director	June 22, 2021
Jeremy Q. Zhu