Form 10-Q
period 2021-06-30
NICHOLAS FINANCIAL INC
filed 2021-08-12
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

As of August 5, 2021, approximately 12.7 million common shares, no par value, of the Registrant were outstanding (of which 5.0 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.7 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30, 2021 (Unaudited)	March 31, 2021
Assets
Cash	$18,401	$22,022
Restricted cash	5,072	10,955
Finance receivables, net	168,128	170,318
Repossessed assets	805	685
Operating lease right-of-use assets	3,430	3,392
Prepaid expenses and other assets	1,246	1,271
Income taxes receivable	418	653
Property and equipment, net	1,189	859
Deferred income taxes	1,919	2,283
Total assets	$200,608	$212,438
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$72,871	$86,154
Note payable	3,244	3,244
Net long-term debt	76,115	89,398
Operating lease liabilities	3,410	3,367
Accounts payable and accrued expenses	4,751	4,451
Total liabilities	84,276	97,216
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,655 and 12,653 shares issued, respectively; and 7,650 and 7,708 shares outstanding, respectively	35,110	35,064
Treasury stock: 5,005 and 4,945 common shares, at cost, respectively	(73,008)	(72,343)
Retained earnings	154,230	152,501
Total shareholders’ equity	116,332	115,222
Total liabilities and shareholders’ equity	$200,608	$212,438

The following table represents the assets and liabilities of our consolidated variable interest entity as follows:

	June 30, 2021 (Unaudited)	March 31, 2021
Assets
Restricted cash	$5,072	$10,955
Finance receivables, net	149,713	150,706
Repossessed assets	715	631
Total assets	$155,500	$162,292
Liabilities
Credit facility, net of debt issuance costs	$72,871	$86,154
Accounts payable and accrued expenses	336	405
Total liabilities	$73,207	$86,559

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2021	2020
Interest and fee income on finance receivables	$12,594	$14,151
Expenses:
Marketing	577	219
Salaries and employee benefits	4,838	4,152
Administrative	2,860	2,903
Provision for credit losses	730	3,300
Depreciation	73	69
Interest expense	1,188	1,649
Total expenses	10,266	12,292
Income before income taxes	2,328	1,859
Income tax expense	599	429
Net income	$1,729	$1,430
Earnings per share:
Basic	$0.22	$0.18
Diluted	$0.22	$0.18

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2021
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2021	7,708	$35,064	$(72,343)	$152,501	$115,222
Issuance of restricted stock awards	2	—	—	—	—
Share-based compensation	—	46	—	—	46
Treasury stock repurchases	(60)	—	(665)	—	(665)
Net income	—	—	—	1,729	1,729
Balance at June 30, 2021	7,650	$35,110	$(73,008)	$154,230	$116,332

	Three Months Ended June 30, 2020
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2020	7,806	$34,867	$(71,438)	$144,150	$107,579
Issuance of restricted stock awards	1	—	—	—	—
Share-based compensation	—	49	—	—	49
Treasury stock repurchases	(5)	-	(28)	—	(28)
Net income	—	—	—	1,430	1,430
Balance at June 30, 2020	7,802	$34,916	$(71,466)	$145,580	$109,030

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$1,729	$1,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73	69
Amortization of debt issuance costs	107	107
Amortization of operating lease right-of-use assets	385	428
Gain on sale of property and equipment	(2)	(2)
Provision for credit losses	730	3,300
Amortization of dealer discounts	(1,612)	(1,489)
Amortization of insurance and fees commissions	(598)	(552)
Accretion of purchase price discount	(52)	(78)
Deferred income taxes	364	78
Principal reduction on operating lease liabilities	(335)	(386)
Share-based compensation	46	49
Changes in operating assets and liabilities:
Repossessed assets	(120)	267
Accrued interest receivable	(174)	129
Prepaid expenses and other assets	25	(190)
Accounts payable and accrued expenses	254	(430)
Income taxes receivable	235	373
Unearned insurance and fee commissions	(34)	(59)
Net cash provided by operating activities	1,021	3,044
Cash flows from investing activities
Purchase and origination of finance receivables	(26,042)	(19,223)
Principal payments received	29,973	28,425
Purchase of property and equipment	(401)	(18)
Proceeds from sale of property and equipment	—	20
Net cash provided by investing activities	3,530	9,204
Cash flows from financing activities
Repayments on credit facility	(13,390)	(7,830)
Proceeds from PPP Loan	—	3,244
Repurchases of treasury stock	(665)	(28)
Net cash used in financing activities	(14,055)	(4,614)
Net (decrease) increase in cash and restricted cash	(9,504)	7,634
Cash and restricted cash at the beginning of period	32,977	24,684
Cash and restricted cash at the end of period	$23,473	$32,318
Supplemental Disclosures:
Interest paid, including debt originations cost, during the quarter	1,142	1,643
Leased assets obtained in exchange for new operating lease liabilities	412	867

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying consolidated balance sheet as of June 30, 2021, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 as filed with the Securities and Exchange Commission on June 22, 2021. The March 31, 2021 consolidated balance sheet included herein has been derived from the March 31, 2021 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended June 30, 2021 and 2020 was 7.0% and 8.0%, respectively, in relation to the total amount financed.

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

	Three months ended June 30, (In thousands, except per share amounts)
	2021	2020
Numerator
Net income per consolidated statements of income	$1,729	$1,430
Percentage allocated to shareholders *	99%	99%
Numerator for basic and diluted earnings per share	$1,720	$1,422

Denominator
Denominator for Basic earnings per share - weighted-average shares outstanding	7,650	7,758
Dilutive effect of stock options	—	—
Denominator for diluted earnings per share	7,650	7,758

Per share income from continuing operations
Basic	$0.22	$0.18
Diluted	0.22	0.18

* Basic weighted-average shares outstanding	7,650	7,758
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,689	7,801
Percentage allocated to shareholders	99%	99%

4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	June 30, 2021	March 31, 2021	June 30, 2020
Finance receivables	$180,823	$184,237	$208,808
Accrued interest receivable	2,459	2,285	3,035
Unearned dealer discounts	(7,110)	(7,290)	(7,944)
Unearned insurance commissions and fees	(2,483)	(2,396)	(2,557)
Purchase price discount	(311)	(364)	(766)
Finance receivables, net of unearned	173,378	176,472	200,576
Allowance for credit losses	(5,250)	(6,154)	(11,248)
Finance receivables, net	$168,128	$170,318	$189,328

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of June 30,
Contract Portfolio	2021	2020
Average APR	22.8%	22.6%
Average discount	7.5%	7.6%
Average term (months)	50	51
Number of active contracts	21,995	25,931

	As of June 30,
Direct Loan Portfolio	2021	2020
Average APR	28.8%	27.4%
Average term (months)	27	27
Number of active contracts	4,354	3,412

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of June 30, 2021, the average model year of vehicles collateralizing the portfolio was a 2012 vehicle.

Direct Loans are typically for amounts ranging from $500 to $15,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is “typically” less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of June 30, 2021, loans made by the Company pursuant to its Direct Loan program constituted approximately 8.7% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by consideration of the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Additionally, credit loss trends over several reporting periods are utilized in estimating future losses and overall portfolio performance. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$6,001	$153	$6,154
Provision for credit losses	730	-	730
Charge-offs	(2,774)	(191)	(2,965)
Recoveries	1,311	20	1,331
Balance at June 30, 2021	$5,268	$(18)	$5,250

	Three months ended June 30, 2020
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$10,433	$729	$11,162
Provision for credit losses	3,300	-	3,300
Charge-offs	(4,334)	(155)	(4,489)
Recoveries	1,252	23	1,275
Balance at June 30, 2020	$10,651	$597	$11,248

The Company uses the trailing six-month charge-offs, annualized, and applies this calculated percentage to ending finance receivables to calculate estimated future probable credit losses for purposes of determining the allowance for credit losses. The Company then takes into consideration the composition of its portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts and adjusts the above, if necessary, to determine management’s total estimate of probable credit losses and its assessment of the overall adequacy of the allowance for credit losses.  By including recent trends such as delinquency, non-performing assets, and bankruptcy in its determination, management believes that the allowance for credit losses reflects the current trends of incurred losses within the portfolio and is better aligned with the portfolio’s performance indicators.

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	June 30, 2021			June 30, 2020
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$161,700	$15,598	$177,298	$191,988	$11,524	$203,512
Non-performing accounts	3,229	123	3,352	4,955	160	5,115
Total	164,929	15,721	180,650	196,943	11,684	208,627
Chapter 13 bankruptcy accounts	162	11	173	181	0	181
Finance receivables	$165,091	$15,732	$180,823	$197,124	$11,684	$208,808

A performing account is defined as an account that is less than 61 days past due. The Company defines an automobile contract as delinquent when more than 10% of a payment contractually due by a certain date has not been paid immediately by the following due date, which date may have been extended within limits specified in the servicing agreements or as a result of a deferral. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable.

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

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
June 30, 2021	$164,929	$7,087	$2,575	$644	$10	$10,316
		4.30%	1.56%	0.39%	0.01%	6.26%

March 31, 2021	$170,195	$6,289	$2,430	$896	$42	$9,657
		3.70%	1.43%	0.53%	0.02%	5.67%

June 30, 2020	$196,943	$9,584	$3,595	$1,334	$26	$14,539
		4.87%	1.83%	0.68%	0.01%	7.39%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
June 30, 2021	$15,721	$285	$70	$53	$—	$408
		1.81%	0.45%	0.34%	—	2.60%

March 31, 2021	$13,909	$253	$101	$81	$10	$445
		1.82%	0.73%	0.58%	0.07%	3.20%

June 30, 2020	$11,684	$244	$81	$79	$—	$404
		2.09%	0.69%	0.68%	—	3.46%

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

The availability of funds under the Credit Facility is generally limited to 82.5% of the value of non-delinquent receivables, and outstanding advances under the Credit Facility accrue interest at a rate of LIBOR plus 3.75%. If LIBOR drops below 1%, the Company still accrues interest at a rate of 1% plus 3.75%. The commitment period for advances under the Credit Facility is three years. At the end of the commitment period, the outstanding balance will convert to a term loan and require monthly principal and interest payments over a four-year amortization period.

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

Once sold to NF Funding I, the assets described above are separate and distinct from the Company’s own assets and are not available to the Company’s creditors should the Company become insolvent, although they are presented on a consolidated basis on the Company’s balance sheet see “Note 11-Variable Interest Entity”.

As of June 30, 2021, the Company had aggregate outstanding indebtedness under the Credit Facility of $74.9 million, compared to $88.3 million as of March 31, 2021.

Future maturities of debt as of June 30, 2021 are as follows:

(in thousands)
FY2022	$2,882
FY2023	19,088
FY2024	18,728
FY2025	18,728
FY2026	18,728
$78,154

Note 6. Income Taxes

The Company recorded an income tax expense of approximately $599,000 for the three months ended June 30, 2021 compared to income tax expense of approximately $429,000 for the three months ended June 30, 2020. The Company’s effective tax rate increased to 25.7% for the three months ended June 30, 2021 from 23.1% for the three months ended June 30, 2020. The changes in the effective tax rate were attributed to discrete items, primarily related to expiration of stock options.

Note 7. Leases

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

The Company’s lease liability was $3.4 million and $3.4 million as of June 30, 2021 and March 31, 2021, respectively. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. The lease asset was $3.4 million and $3.4 million as of June 30, 2021 and March 31, 2021, respectively.

Future minimum lease payments under non-cancellable operating leases in effect as of June 30, 2021, are as follows:

in thousands
FY2022 (remaining nine months)	$1,110
FY2023	1,181
FY2024	693
FY2025	481
FY2026	253
Thereafter	$20
Total future minimum lease payments	3,738
Present value adjustment	(328)
Operating lease liability	$3,410

The following table reports information about the Company’s lease cost for the three months ended June 30, 2021 (in thousands):

Lease cost:
Operating lease cost	$390
Variable lease cost	86
Total lease cost	$476

The following table reports information about the Company’s lease cost for the three months ended June 30, 2020 (in thousands):

Lease cost:
Operating lease cost	$411
Variable lease cost	97
Total lease cost	$508

The following table reports other information about the Company’s leases for the three months ended June 30, 2021 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$385
Operating Lease - Operating Cash Flows (Liability Reduction)	$335
Weighted Average Lease Term - Operating Leases	3.0 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the three months ended June 30, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$428
Operating Lease - Operating Cash Flows (Liability Reduction)	$386
Weighted Average Lease Term - Operating Leases	3.0 years
Weighted Average Discount Rate - Operating Leases	6.5%

8. Fair Value Disclosures

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

Based on current market conditions, any new or renewed credit facility would be expected to contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of June 30, 2021 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on LIBOR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
June 30, 2021	$23,473	$-	$-	$23,473	$23,473
March 31, 2021	$32,977	$-	$-	$32,977	$32,977
Finance receivables:
June 30, 2021	$-	$-	$168,128	$168,128	$168,128
March 31, 2021	$-	$-	$170,318	$170,318	$170,318
Repossessed assets:
June 30, 2021	$-	$-	$805	$805	$805
March 31, 2021	$-	$-	$685	$685	$685
Credit facility:
June 30, 2021	$-	$74,910	$-	$74,910	$74,910
March 31, 2021	$-	$88,300	$-	$88,300	$88,300
Note Payable:
June 30, 2021	$-	$3,244	$-	$3,244	$3,244
March 31, 2021	$-	$3,244	$-	$3,244	$3,244

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

9. Commitments and Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

The extent to which the COVID-19 pandemic will ultimately impact our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to find a suitable vaccine, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. It is likely that prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows. For further disclosure on COVID-19, please refer to Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

10. Summary of Significant Accounting Policies

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

11. Variable Interest Entity

In March 2019, the Company entered into a new senior secured credit facility collateralized by consumer finance receivables by transferring the receivables into a bankruptcy-remote variable interest entity (VIE).  Under the terms of the transaction, all cash collections and other cash proceeds of the customer receivables go first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. The Company retains the servicing of the portfolio and receives a monthly fee of 2.5% (annualized) based on the outstanding balance of the financed receivables, and the Company currently holds all of the residual equity. In addition, the Company, rather than the VIE, retains certain credit insurance income together with certain recoveries related to credit insurance and on charge-offs of the financed receivables, which will continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as the Company consolidates the VIE.

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

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE remain distinct from the Company):

	June 30, 2021 (Unaudited)	March 31, 2021
Assets
Restricted cash	$5,072	$10,955
Finance receivables, net	149,713	150,706
Repossessed assets	715	631
Total assets	$155,500	$162,292
Liabilities
Credit facility	$72,871	$86,154
Accounts payable and accrued expenses	336	405
Total liabilities	$73,207	$86,559

Note 12. Stock Plans

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

In August 2019, the Company’s Board authorized additional repurchases of up to $1.0 million of the Company’s outstanding shares.

The table shown on the next page summarizes treasury share transactions under the Company’s stock repurchase program.

	Three months ended June 30, (In thousands)
	2021		2020
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	4,945	$(72,343)	4,833	$(71,438)
Treasury shares purchased	60	(665)	5	(28)
Treasury shares at the end of period	5,005	$(73,008)	4,838	$(71,466)

For the three months ended June 30, 2021, the Company repurchased a total of 60,388 shares of common stock at an aggregate cost of $665 thousand and average cost per share of $11.00.

Note 13. Note Payable

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

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Quarterly Report may include, without limitation: (1) the projected impact of the novel coronavirus disease (“COVID-19”) outbreak on our customers and our business, (2) projections of revenue, income, and other items relating to our financial position and results of operations, (3) statements of our plans, objectives, strategies, goals and intentions, (4) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (5) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

•

the ongoing impact on us, our employees, our customers and the overall economy of the COVID-19 pandemic and measures taken in response thereto, including without limitation the successful delivery of vaccines effective against the different variants of the virus, for which future developments are highly uncertain and difficult to predict;

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

•	fraudulent activity, employee misconduct or misconduct by third parties;
•	media and public characterization of consumer installment loans;
•	failure of third parties to provide various services that are important to our operations;
•	alleged infringement of intellectual property rights of others and our ability to protect our intellectual property;
•	litigation and regulatory actions;
•	our ability to attract, retain and motivate key officers and employees;
•	use of third-party vendors and ongoing third-party business relationships;
•	cyber-attacks or other security breaches;
•	disruptions in the operations of our computer systems and data centers;

•

the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company’s reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company’s audited consolidated financial statements;

•	uncertainties associated with management turnover and the effective succession of senior management;
•	our ability to realize our intentions regarding strategic alternatives, including the failure to achieve anticipated synergies;
•	our ability to expand our business, including our ability to complete acquisitions and integrate the operations of acquired businesses and to expand into new markets; and
•	the risk factors discussed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K, and our other filings made with the U.S. Securities and Exchange Commission (“SEC”).

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

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this Quarterly Report below.

COVID-19

The temporary expansion of unemployment benefits by the CARES Act, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 and the American Rescue Plan Act of 2021 to eligible individuals collectively had a beneficial effect on the Company. While pandemic unemployment assistance has been extended through September 6, 2021, the beneficial impact these benefits have had on the Company will disappear once its customers no longer qualify for such benefits. The Company continued to experience strong cash collections and experienced positive trending on gross charge-off balances for the three months ended June 30, 2021.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. Due to COVID-19, the number of deferments increased to 3,114 in April 2020 from 724 in March 2020. For the year ended March 31, 2021 the Company experienced an average monthly number of deferments of 696, which would represent approximately 2.6% of total Contracts and Direct Loans as of March 31, 2021. For the three months ended June 30, 2021, the average monthly number of deferments was 153, which would represent approximately 0.58% of total Contracts and Direct Loans as of June 30, 2021. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

The Company believes the number of one-month principal payments deferrals is now largely consistent with pre-pandemic levels.

However, the extent to which the COVID-19 pandemic eventually impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments, success of vaccination efforts, and scope and duration of special government benefits to the unemployed, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. It is likely that prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

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

On February 6, 2019, the CFPB issued two notices of proposed rulemaking regarding potential amendments to the Rule. First, the CFPB is proposing to rescind provisions of the Rule, including the ability to repay requirements. Second, the CFPB is proposing to delay the August 19, 2019 compliance date for part of the Rule, including the ability to repay requirements. These proposed amendments are not yet final and are subject to possible change before any final amendments would be issued and implemented. We cannot predict what the ultimate rulemaking will provide. The Company does not believe that these changes, as currently described by the CFPB, would have a material impact on the Company’s existing lending procedures, because the Company currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. The Company will have to comply with the final rule’s payment requirements since it allows consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism”. The payment provisions of the final rule are expected to go into effect on August 19, 2019. If the payment provisions of the final rule apply, the Company will have to modify its loan payment procedures to comply with the required notices within the mandated timeframes set forth in the final rule.

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

Introduction

For the three months ended June 30, 2021, the net dilutive earnings per share increased to $0.22 as compared to net dilutive earnings per share of $0.18 for the three months ended June 30, 2020. Net income was $1.7 million for the three months ended June 30, 2021 as compared to a net income of $1.4 million for the three months ended June 30, 2020. Revenue decreased 11.0% to $12.6 million for the three months ended June 30, 2021 as compared to $14.2 million for the three months ended June 30, 2021, due to a 11.2 % decrease in finance receivables, compared to the prior year quarter.

The Company finances primary transportation to and from work for the subprime borrower. We do not finance luxury cars, second units or recreational vehicles, which are the first payments customers tend to skip in time of economic insecurity.  We finance the main and often only vehicle in the household that is needed to get our customers to and from work. The amounts we finance are much lower than most of our competitors, and therefore the payments are significantly lower, too. The combination of financing a “need” over a “want” and making that loan on comparatively affordable terms incentives our customers to prioritize their account with us.

	Three months ended June 30, (In thousands)
	2021	2020
Portfolio Summary
Average finance receivables (1)	$181,970	$213,859
Average indebtedness (2)	$79,217	$122,786
Interest and fee income on finance receivables	$12,594	$14,151
Interest expense	1,188	1,649
Net interest and fee income on finance receivables	$11,406	$12,502
Gross portfolio yield (3)	27.68%	26.47%
Interest expense as a percentage of average finance receivables	2.61%	3.08%
Provision for credit losses as a percentage of average finance receivables	1.60%	6.17%
Net portfolio yield (3)	23.47%	17.22%
Operating expenses as a percentage of average finance receivables	18.35%	13.73%
Pre-tax yield as a percentage of average finance receivables (4)	5.12%	3.49%
Net charge-off percentage (5)	3.59%	6.01%
Finance receivables	$180,823	$208,808
Allowance percentage (6)	2.90%	5.39%
Total reserves percentage (7)	7.01%	9.56%

Note: All three-month of income performance indicators expressed as percentages have been annualized.

(1)	Average finance receivables represent the average of finance receivables throughout the period.
(2)	Average indebtedness represents the average outstanding borrowings under the Credit Facility.
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

The Company also focused on selecting the right markets to have branch locations. As of June 30, 2021, the Company operated brick and mortar branch locations in 17 states — Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Utah and Wisconsin. The Company also originated business in its expansion states of Kansas, and Texas without a physical branch in such markets.

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

In addition, the Company takes into consideration the composition of the portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. By including recent trends such as delinquency, non-performing assets, and bankruptcy in its determination, management believes that the allowance for credit losses reflects the current trends of incurred losses within the portfolio and is better aligned with the portfolio’s performance indicators.

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). Beginning March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $90,000 and $93,000 for these accounts as of June 30, 2021 and June 30, 2020, respectively.

The provision for credit losses decreased to $0.7 million for the three months ended June 30, 2021 as compared to $3.3 million for the three months ended June 30, 2020. The decreases were largely due to decreases in the average finance receivables balance and a decrease in the net charge-off percentage (see note 5 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage).

Net charge-offs decreased to 3.59% for the fiscal year ended June 30, 2021 from 6.01% for the fiscal year ended June 30, 2020, primarily resulting from the Company‘s active management of the portfolio. The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2021 was 6.26%, a decrease from 7.39% as of June 30, 2020. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2021 was 2.60%, a decrease from 3.46% as of June 30, 2020. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s renewed focus on local branch-based servicing. Based on these actions, improving servicing, and stricter underwriting policies, management has seen improvements in the delinquency rates.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For further information on deferrals, please see the disclosure under “COVID-19” above.

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 11.0% to $12.6 million for the three months ended June 30, 2021, from $14.2 million for the three months ended June 30, 2020. The decrease was primarily due to a 13.4% decrease in finance receivables to $180.8 million for the three months ended June 30, 2021, when compared to $208.8 million for the corresponding period ended June 30, 2020. The decrease in finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its strategic focus of financing primary transportation to and from work for the subprime borrower. Continuing this operating strategy allowed us, despite continuing competitive pressure, to acquire Contracts at similar yields (albeit lower discounts) during the three months ended June 30, 2021, compared to the corresponding period ended June 30, 2020, although the combined effect of the same average yield and lower discount could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield increased to 27.7% for the three months ended June 30, 2021, compared to 26.5% for the three months ended June 30, 2020. The net portfolio yield increased to 23.5% for the three months ended June 30, 2021, compared to 17.2% for the three months ended June 30, 2020. The net portfolio yield increased primarily due to the decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses increased to $8.3 million for the three months ended June 30, 2021 compared to $7.3 million for the three months ended June 30, 2020. Operating expenses as a percentage of average finance receivables increased to 18.4% for the three months ended June 30, 2021 from 13.7% for the three months ended June 30, 2020. This increased percentage was primarily attributed to salaries and employee benefits expenses, dealers’ spiffs expenses, as well as travel, meals and entertainment expenses.

Provision Expense

The provision for credit losses decreased to $0.7 million for the three months ended June 30, 2021 from $3.3 million for the three months ended June 30, 2020, largely due to a decrease in the net charge-off percentage to 3.6% for the three months ended June 30, 2021 from 6.0% for the three months ended June 30, 2020.

Interest Expense

Interest expense was $1.2 million for the three months ended June 30, 2021 and $1.6 million for the three months ended June 30, 2020. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2021	2020
Variable interest under the Line of Credit facility	1.00%	1.00%
Credit spread under the Line of Credit facility	3.75%	3.75%
Average cost of borrowed funds	4.75%	4.75%

LIBOR rates have decreased to 0.10%, which represents the one-month LIBOR rate as required under our Credit Facility, as of June 30, 2021 compared to 0.16%, which represents the one-month LIBOR rate as required under our prior Line of Credit, as of June 30, 2020. For further discussions regarding interest rates see “Note 5—Credit Facility”.

Income Taxes

The Company recorded an income tax expense of approximately $599,000 for the three months ended June 30, 2021 compared to income tax expense of approximately $429,000 for the three months ended June 30, 2020. The Company’s effective tax rate increased to 25.7% for the three months ended June 30, 2021 from 23.1% for the three months ended June 30, 2020. The changes in the effective tax rate were attributed to discrete items, primarily related to expiration of stock options.

Contract Procurement

As of June 30, 2021, the Company purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the three-month periods ended June 30, 2021 and 2020, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of June 30,	Three months ended June 30,
	2021	2021	2020
State	Number of branches	Net Purchases (In thousands)
FL	11	$3,434	$3,937
OH	6	3,253	2,479
GA	5	3,014	2,894
KY	3	1,663	849
MO	2	1,453	1,198
NC	3	1,130	1,312
IN	2	1,008	738
SC	3	970	1,125
AL	2	819	494
MI	2	791	483
NV	1	538	330
TN	1	478	633
IL	1	439	146
PA	1	360	164
TX	-	335	-
WI	1	286	14
ID	1	171	-
UT	1	145	-
AZ	-	18	-
Total	46	$20,305	$16,796

	Three months ended June 30, (Purchases in thousands)
Contracts	2021	2020
Purchases	$20,305	$16,796
Average APR	23.2%	23.5%
Average discount	7.0%	8.0%
Average term (months)	46	46
Average amount financed	$10,429	$9,962
Number of Contracts	1,947	1,686

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended June 30, (Originations in thousands)
Originated	2021	2020
Purchases/Originations	$5,737	$2,427
Average APR	30.1%	28.7%
Average term (months)	25	26
Average amount financed	$4,359	$4,373
Number of loans	1,316	555

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30, (In thousands)
	2021	2020
Cash provided by (used in):
Operating activities	$1,021	$3,044
Investing activities	3,530	9,204
Financing activities	(14,055)	(4,614)
Net (decrease) increase in cash	$(9,504)	$7,634

The Company’s primary use of working capital for the quarter ended June 30, 2021 was funding the purchase of Contracts and bulk asset purchases, which are financed substantially through cash from principal and interest payments received, and the Credit Facility (as defined below).

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

As of June 30, 2021, the total amount outstanding under the Credit Facility was $74.9 million. The Company decreased the total amount outstanding to $71.5 million on July 31, 2021.

The availability of funds under the Credit Facility is generally limited to 82.5% of the value of non-delinquent receivables, and outstanding advances under the Credit Facility will accrue interest at a rate of LIBOR plus a credit spread, which is currently 3.75%. The commitment period for advances under the Credit Facility is three years. At the end of the commitment period, the outstanding balance would convert to a term loan and require monthly principal and interest payments over a four-year amortization period.

As required under the Credit Facility, the Company is required to maintain at least $3.5 million of unrestricted cash.

The Company will continue to depend on the availability the Credit Facility, together with cash from operations, to finance future operations. The availability of funds under the Credit Facility generally depends on availability calculations as defined in the Credit Agreement. In addition, the Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. See also “ Our Credit Facility is subject to certain defaults and negative covenants” in “1A. Risk Factors” in our Annual Report on Form 10-K, as well as the disclosure in Note 5. Credit Facility in this Form 10-Q, both of which are incorporated herein by reference.

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

Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms. The impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended June 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
April 1, 2021 to April 30, 2021	14	$10.49	14	$6,979
May 1, 2021 to May 31, 2021	6	10.38	6	6,917
June 1, 2021 to June 30, 2021	40	11.28	40	6,466
Total	60	$10.72	60

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

In August 2019, the Company’s Board authorized additional repurchase of up to $1.0 million of the Company’s outstanding shares.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 12, 2021	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)