Form 10-Q
period 2021-09-30
NICHOLAS FINANCIAL INC
filed 2021-11-12
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of November 10, 2021, approximately 12.7 million common shares, no par value, of the Registrant were outstanding (of which 5.1 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.6 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30, 2021 (Unaudited)	March 31, 2021
Assets
Cash	$15,611	$22,022
Restricted cash	7,240	10,955
Finance receivables, net	165,561	170,318
Repossessed assets	859	685
Operating lease right-of-use assets	4,801	3,392
Prepaid expenses and other assets	1,192	1,271
Income taxes receivable	240	653
Property and equipment, net	1,242	859
Deferred income taxes	1,722	2,283
Total assets	$198,468	$212,438
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$69,599	$86,154
Note payable	3,244	3,244
Net long-term debt	72,843	89,398
Operating lease liabilities	4,817	3,367
Accounts payable and accrued expenses	3,719	4,451
Total liabilities	81,379	97,216
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,665 and 12,653 shares issued, respectively; and 7,583 and 7,708 shares outstanding, respectively	35,151	35,064
Treasury stock: 5,082 and 4,945 common shares, at cost, respectively	(73,895)	(72,343)
Retained earnings	155,833	152,501
Total shareholders’ equity	117,089	115,222
Total liabilities and shareholders’ equity	$198,468	$212,438

The following table represents the assets and liabilities of our consolidated variable interest entity as follows:

	September 30, 2021 (Unaudited)	March 31, 2021
Assets
Restricted cash	$7,240	$10,955
Finance receivables, net	131,033	150,706
Repossessed assets	745	631
Total assets	$139,018	$162,292
Liabilities
Credit facility, net of debt issuance costs	$69,599	$86,154
Accounts payable and accrued expenses	324	405
Total liabilities	$69,923	$86,559

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Interest and fee income on finance receivables	$12,572	$14,064	$25,166	$28,215
Unrealized gain on equity investments	—	45	—	45
Total revenue:	12,572	14,109	25,166	28,260
Expenses:
Marketing	373	358	950	577
Salaries and employee benefits	4,668	4,798	9,507	8,950
Administrative	2,780	2,923	5,636	5,826
Provision for credit losses	1,395	3,050	2,125	6,350
Depreciation	96	52	172	121
Interest expense	1,121	1,569	2,309	3,218
Total expenses	10,433	12,750	20,699	25,042
Income before income taxes	2,139	1,359	4,467	3,218
Income tax expense	536	92	1,135	521
Net income	$1,603	$1,267	$3,332	$2,697
Earnings per share:
Basic	$0.21	$0.16	$0.44	$0.34
Diluted	$0.21	$0.16	$0.44	$0.34

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2021
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at June 30, 2021	7,650	$35,110	$(73,008)	$154,230	$116,332
Issuance of restricted stock awards	10	—	—	—	—
Share-based compensation	—	41	—	—	41
Treasury stock	(77)	—	(887)	—	(887)
Net income	—	—	—	1,603	1,603
Balance at September 30, 2021	7,583	$35,151	$(73,895)	$155,833	$117,089

	Three Months Ended September 30, 2020
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at June 30, 2020	7,802	$34,916	$(71,466)	$145,580	$109,030
Issuance of restricted stock awards	10	—	—	—	—
Share-based compensation	—	48	—	—	48
Treasury stock	(25)	—	(201)	—	(201)
Net income	—	—	—	1,267	1,267
Balance at September 30, 2020	7,787	$34,964	$(71,667)	$146,847	$110,144

	Six Months Ended September 30, 2021
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2021	7,708	$35,064	$(72,343)	$152,501	$115,222
Issuance of restricted stock awards	12	—	—	—	—
Exercise of stock options	—	—	—	—	—
Cancellation of restricted stock awards	—	—	—	—	—
Share-based compensation	—	87	—	—	87
Treasury stock	(137)	—	(1,552)	—	(1,552)
Net income	—	—	—	3,332	3,332
Balance at September 30, 2021	7,583	$35,151	$(73,895)	$155,833	$117,089

	Six Months Ended September 30, 2020
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2020	7,806	$34,867	$(71,438)	$144,150	$107,579
Issuance of restricted stock awards	11	—	—	—	—
Share-based compensation	—	97	—	—	97
Treasury stock	(30)	—	(229)	—	(229)
Net income	—	—	—	2,697	2,697
Balance at September 30, 2020	7,787	$34,964	$(71,667)	$146,847	$110,144

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$3,332	$2,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172	121
Amortization of debt issuance costs	215	214
Amortization of operating lease right-of-use assets	678	818
Loss on sale of property and equipment	(2)	(2)
Unrealized gains on equity securities	—	(45)
Provision for credit losses	2,125	6,350
Amortization of dealer discounts	(3,237)	(3,218)
Amortization of insurance and fees commissions	(1,308)	(1,207)
Accretion of purchase price discount	(116)	(305)
Deferred income taxes	561	(95)
Principal reduction on operating lease liabilities	(776)	(738)
Share-based compensation	88	97
Changes in operating assets and liabilities:
Repossessed assets	(174)	484
Accrued interest receivable	(120)	347
Prepaid expenses and other assets	78	35
Accounts payable and accrued expenses	(593)	(1,203)
Income taxes receivable	413	3,450
Unearned insurance and fee commissions	(36)	(156)
Net cash provided by operating activities	1,300	7,644
Cash flows from investing activities
Purchase and origination of finance receivables	(51,962)	(40,362)
Principal payments received	59,411	59,297
Purchase of equity investments	—	(2,968)
Purchase of property and equipment	(553)	(311)
Proceeds from sale of property and equipment	—	—
Net cash provided by investing activities	6,896	15,656
Cash flows from financing activities
Repayments on credit facility	(16,770)	(17,830)
Proceeds from PPP Loan	—	3,244
Repurchases of treasury stock	(1,552)	(229)
Net cash used in financing activities	(18,322)	(14,815)
Net (decrease) increase in cash and restricted cash	(10,126)	8,485
Cash and restricted cash at the beginning of period	32,977	24,684
Cash and restricted cash at the end of period	$22,851	$33,169
Supplemental Disclosures:
Interest paid	2,160	3,129
Income taxes	161	727
Leased assets obtained in exchange for new operating lease liabilities	1,693	1,213

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada” or the Company) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying consolidated balance sheet as of September 30, 2021, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 as filed with the Securities and Exchange Commission on June 22, 2021. The March 31, 2021 consolidated balance sheet included herein has been derived from the March 31, 2021 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended September 30, 2021 and 2020 was 6.7% and 6.8%, respectively, in relation to the total amount financed.

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

	Three months ended September 30, (In thousands, except per share amounts)		Six months ended September 30, (In thousands, except per share amounts)
	2021	2020	2021	2020
Numerator
Net income per consolidated statements of income	$1,603	$1,267	$3,332	$2,697
Percentage allocated to shareholders *	100%	99%	100%	99%
Numerator for basic and diluted earnings per share	$1,596	$1,260	$3,319	$2,682

Denominator
Denominator for Basic earnings per share - weighted-average shares outstanding	7,620	7,731	7,622	7,722
Dilutive effect of stock options	—	—	—	—
Denominator for diluted earnings per share	7,620	7,731	7,622	7,722

Per share income from continuing operations
Basic	$0.21	$0.16	$0.44	$0.34
Diluted	0.21	0.16	0.44	0.34

* Basic weighted-average shares outstanding	7,620	7,731	7,622	7,722
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,652	7,777	7,651	7,766
Percentage allocated to shareholders	100%	99%	100%	99%

4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	September 30, 2021	March 31, 2021	September 30, 2020
Finance receivables	$177,013	$184,237	$198,168
Accrued interest receivable	2,405	2,285	2,817
Unearned dealer discounts	(6,787)	(7,290)	(7,411)
Unearned insurance commissions and fees	(2,360)	(2,396)	(2,460)
Purchase price discount	(248)	(364)	(610)
Finance receivables, net of unearned	170,023	176,472	190,504
Allowance for credit losses	(4,462)	(6,154)	(11,469)
Finance receivables, net	$165,561	$170,318	$179,035

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of September 30,
Contract Portfolio	2021	2020
Average APR	22.9%	22.7%
Average discount	7.5%	7.6%
Average term (months)	50	51
Number of active contracts	20,927	24,656

	As of September 30,
Direct Loan Portfolio	2021	2020
Average APR	29.0%	27.7%
Average term (months)	27	27
Number of active contracts	5,006	3,673

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of September 30, 2021, the average model year of vehicles collateralizing the portfolio was a 2012 vehicle.

Direct Loans are typically for amounts ranging from $500 to $15,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is “typically” less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of September 30, 2021, loans made by the Company pursuant to its Direct Loan program constituted approximately 10.7% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by consideration of the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Additionally, credit loss trends over several reporting periods are utilized in estimating future losses and overall portfolio performance. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021			Six months ended September 30, 2021
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$5,268	$(18)	$5,250	$6,001	$153	$6,154
Provision for credit losses	460	935	1,395	1,190	935	2,125
Charge-offs	(3,128)	(182)	(3,310)	(5,901)	(373)	(6,274)
Recoveries	1,116	11	1,127	2,426	31	2,457
Balance at September 30, 2021	$3,716	$746	$4,462	$3,716	$746	$4,462

	Three months ended September 30, 2020			Six months ended September 30, 2020
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$10,651	$597	$11,248	$10,433	$729	$11,162
Provision for credit losses	3,050	-	3,050	6,350	-	6,350
Charge-offs	(4,073)	(142)	(4,215)	(8,407)	(298)	(8,705)
Recoveries	1,349	37	1,386	2,601	61	2,662
Balance at September 30, 2020	$10,977	$492	$11,469	$10,977	$492	$11,469

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

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	September 30, 2021			September 30, 2020
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$153,991	$18,646	$172,637	$179,723	$12,509	$192,232
Non-performing accounts	3,949	198	4,147	5,564	211	5,775
Total	157,940	18,844	176,784	185,287	12,720	198,007
Chapter 13 bankruptcy accounts	214	15	229	161	0	161
Finance receivables	$158,154	$18,859	$177,013	$185,448	$12,720	$198,168

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

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
September 30, 2021	$157,940	$7,990	$2,905	$1,024	$19	$11,938
		5.06%	1.84%	0.65%	0.01%	7.56%

March 31, 2021	$170,195	$6,289	$2,430	$896	$42	$9,657
		3.70%	1.43%	0.53%	0.02%	5.67%

September 30, 2020	$185,287	$10,232	$3,962	$1,560	$42	$15,796
		5.52%	2.14%	0.84%	0.02%	8.53%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
September 30, 2021	$18,844	$416	$145	$53	$—	$614
		2.21%	0.77%	0.28%	—	3.26%

March 31, 2021	$13,909	$253	$101	$81	$10	$445
		1.82%	0.73%	0.58%	0.07%	3.20%

September 30, 2020	$12,720	$349	$159	$52	$—	$560
		2.74%	1.25%	0.41%	—	4.40%

5. Credit Facility

Ares Credit Facility

On March 29, 2019, NF Funding I, a wholly-owned, special purpose financing subsidiary of NFI entered into a senior secured credit facility (the “Ares Credit Facility”) pursuant to a credit agreement with Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (the “Ares Credit Agreement”).

Pursuant to the Ares Credit Agreement, the lenders agreed to extend to NF Funding I a line of credit of up to $175,000,000, which was used to purchase motor vehicle retail installment sale contracts from NFI on a revolving basis pursuant to a related receivables purchase agreement between NF Funding I and NFI (the “Receivables Purchase Agreement”). Under the terms of the Receivables Purchase Agreement, NFI sold to NF Funding I the installment sale contracts. NFI serviced the motor vehicle retail installment sale contracts transferred to NF Funding I pursuant to a related servicing agreement (the “Servicing Agreement”).

The availability of funds under the Ares Credit Facility was generally limited to 82.5% of the value of non-delinquent receivables, and outstanding advances under the Ares Credit Facility accrued interest at a rate of LIBOR plus 3.75%. If LIBOR dropped below 1%, the Company still accrued interest at a rate of 1% plus 3.75%. The commitment period for advances under the Ares Credit Facility was three years. At the end of the commitment period, the outstanding balance would convert to a term loan and require monthly principal and interest payments over a four-year amortization period.

In connection with the Ares Credit Facility, NFI guaranteed NF Funding I’s obligations under the Ares Credit Agreement up to 10% of the highest aggregate principal amount outstanding under the Ares Credit Agreement at any time pursuant to a limited guaranty. The Company was also obligated to cover any losses of the lender parties resulting from certain defined “bad acts” of the Company or its subsidiaries, such as fraud, misappropriation of funds or unpermitted disposition of the assets.

Pursuant to the related security agreement (the “Security Agreement”), NF Funding I granted a security interest in substantially all of its assets as collateral for its obligations under the Ares Credit Facility. In addition, NFI pledged the equity interests of NF Funding I, as additional collateral.

The Ares Credit Agreement and the other loan documents contained customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of receivables. If an event of default occurred, the lenders could have increased borrowing costs, restricted NF Funding I’s ability to obtain additional advances under the Ares Credit Facility, accelerated all amounts outstanding under the Ares Credit Facility, enforced their interest against collateral pledged under the Ares Credit Facility or enforced their rights under the Company’s guarantees.

Once sold to NF Funding I, the assets described above were separate and distinct from the Company’s own assets and were not available to the Company’s creditors in case of the Company’s insolvency, although they are presented on a consolidated basis on the Company’s balance sheet see “Note 11-Variable Interest Entity”.

As of September 30, 2021, the Company had aggregate outstanding indebtedness under the Ares Credit Facility of $71.5 million, compared to $88.3 million as of March 31, 2021.

Future maturities of debt as of September 30, 2021 were as follows:

(in thousands)
FY2022	$2,882
FY2023	18,243
FY2024	17,883
FY2025	17,883
FY2026	17,883
$74,774

As disclosed in Note 14 - Subsequent Events, the Ares Credit Facility was repaid in full on November 5, 2021 using the proceeds from a new credit facility with Wells Fargo Bank, N.A.

Note 6. Income Taxes

The Company recorded an income tax expense of approximately $536,000 for the three months ended September 30, 2021 compared to income tax expense of approximately $92,000 for the three months ended September 30, 2020. The Company’s effective tax rate increased to 25.1% for the three months ended September 30, 2021 from 6.8% for the three months ended September 30, 2020. The Company recorded an income tax expense of approximately $1,135,000 for the six months ended September 30, 2021 compared to income tax expense of approximately $521,000 for the six months ended September 30, 2020. The Company’s effective tax rate increased to 25.4% for the six months ended September 30, 2021 from 16.2% for the six months ended September 30, 2020. The lower effective tax rate for the three and six months ended September 30, 2020 was attributed to discrete and other non-recurring items.

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

The Company’s lease liability was $4.8 million and $3.4 million as of September 30, 2021 and March 31, 2021, respectively. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. The lease asset was $4.8 million and $3.4 million as of September 30, 2021 and March 31, 2021, respectively.

Future minimum lease payments under non-cancellable operating leases in effect as of September 30, 2021, are as follows:

in thousands
FY2022 (remaining six months)	$749
FY2023	1,452
FY2024	976
FY2025	764
FY2026	463
Thereafter	$737
Total future minimum lease payments	5,141
Present value adjustment	(324)
Operating lease liability	$4,817

The following table reports information about the Company’s lease cost for the three months ended September 30, 2021 (in thousands):

Lease cost:
Operating lease cost	$430
Variable lease cost	85
Total lease cost	$515

The following table reports information about the Company’s lease cost for the three months ended September 30, 2020 (in thousands):

Lease cost:
Operating lease cost	$372
Variable lease cost	85
Total lease cost	$457

The following table reports information about the Company’s lease cost for the six months ended September 30, 2021 (in thousands):

Lease cost:
Operating lease cost	$820
Variable lease cost	170
Total lease cost	$990

The following table reports information about the Company’s lease cost for the six months ended September 30, 2020 (in thousands):

Lease cost:
Operating lease cost	$783
Variable lease cost	182
Total lease cost	$965

The following table reports other information about the Company’s leases for the three months ended September 30, 2021 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$391
Operating Lease - Operating Cash Flows (Liability Reduction)	$343
Weighted Average Lease Term - Operating Leases	4.3 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the three months ended September 30, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$390
Operating Lease - Operating Cash Flows (Liability Reduction)	$352
Weighted Average Lease Term - Operating Leases	2.4 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the six months ended September 30, 2021 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$776
Operating Lease - Operating Cash Flows (Liability Reduction)	$678
Weighted Average Lease Term - Operating Leases	3.7 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the six months ended September 30, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$818
Operating Lease - Operating Cash Flows (Liability Reduction)	$738
Weighted Average Lease Term - Operating Leases	2.7 years
Weighted Average Discount Rate - Operating Leases	6.5%

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

Based on these market conditions, the fair value of the Ares Credit Facility as of September 30, 2021 was estimated to be equal to the book value. The interest rate for the Ares Credit Facility is a variable rate based on LIBOR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
September 30, 2021	$22,851	$-	$-	$22,851	$22,851
March 31, 2021	$32,977	$-	$-	$32,977	$32,977
Finance receivables:
September 30, 2021	$-	$-	$165,561	$165,561	$165,561
March 31, 2021	$-	$-	$170,318	$170,318	$170,318
Repossessed assets:
September 30, 2021	$-	$-	$859	$859	$859
March 31, 2021	$-	$-	$685	$685	$685
Credit facility:
September 30, 2021	$-	$-	$71,530	$71,530	$71,530
March 31, 2021	$-	$-	$88,300	$88,300	$88,300
Note Payable:
September 30, 2021	$-	$-	$3,244	$3,244	$3,244
March 31, 2021	$-	$-	$3,244	$3,244	$3,244

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

The extent to which the COVID-19 pandemic will ultimately impact our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of vaccination efforts, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. It is likely that prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows. For further disclosure on COVID-19, please refer to Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.

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

11. Variable Interest Entity

In March 2019, the Company entered into a new senior secured credit facility collateralized by consumer finance receivables by transferring the receivables into a bankruptcy-remote variable interest entity (VIE). Under the terms of the transaction, all cash collections and other cash proceeds of the customer receivables went first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. The Company retained the servicing of the portfolio and received a monthly fee of 2.5% (annualized) based on the outstanding balance of the financed receivables, and the Company held all of the residual equity as of September 30, 2021. In addition, the Company, rather than the VIE, retained certain credit insurance income together with certain recoveries related to credit insurance and on charge-offs of the financed receivables, which would continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as the Company consolidated the VIE.

The Company consolidated the VIE when the Company determined that it is the primary beneficiary, the Company has the power to direct the activities that most significantly impact the performance of the VIE and it has the obligation to absorb losses and the right to receive significant residual returns.

The assets of the VIE served as collateral for the obligations of the VIE. The lender had no recourse to assets outside of the VIE.

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE remained distinct from the Company):

	September 30, 2021 (Unaudited)	March 31, 2021
Assets
Restricted cash	$7,240	$10,955
Finance receivables, net	131,033	150,706
Repossessed assets	745	631
Total assets	$139,018	$162,292
Liabilities
Credit facility	$69,599	$86,154
Accounts payable and accrued expenses	324	405
Total liabilities	$69,923	$86,559

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

In August 2019, the Company’s Board authorized additional repurchases of up to $1.0 million of the Company’s outstanding shares.

The table shown on the next page summarizes treasury share transactions under the Company’s stock repurchase program.

	Three months ended September 30, (In thousands)
	2021		2020
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,005	$(73,008)	4,838	$(71,466)
Treasury shares purchased	77	(887)	25	(201)
Treasury shares at the end of period	5,082	$(73,895)	4,863	$(71,667)

	Six months ended September 30, (In thousands)
	2021		2020
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	4,945	$(72,343)	4,833	$(71,438)
Treasury shares purchased	137	(1,552)	30	(229)
Treasury shares at the end of period	5,082	$(73,895)	4,863	$(71,667)

For the three months ended September 30, 2021, the Company repurchased a total of 76,563 shares of common stock at an aggregate cost of $887 thousand and average cost per share of $11.25.

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

Note 14. Subsequent Events

On November 5, 2021, Nicholas Financial, Inc., a Florida corporation (“Nicholas-Florida”) and Nicholas Data Services, Inc., a Florida corporation (“NDS” and collectively with Nicholas-Florida, the “Borrowers”), two wholly-owned subsidiaries of Nicholas Financial, Inc. (the “Company”) entered into a senior secured credit facility (the “Credit Facility”) pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “Credit Agreement”). A copy of the Credit Agreement is attached hereto as Exhibit 10.1 and incorporated herein by reference. The prior credit facility pursuant to a credit agreement among the Company’s subsidiary NF Funding I, LLC, Ares Agent Services, L.P. and the lenders party thereto was paid off in connection with entering into this Credit Facility.

Pursuant to the Credit Agreement, the lenders have agreed to extend to the Borrowers a line of credit of up to $175,000,000. The availability of funds under the Credit Facility is generally limited to an advance rate of between 80% and 85% of the value of eligible receivables, and outstanding advances under the Credit Facility will accrue interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 2.25%. The commitment period for advances under the Credit Facility is three years (the expiration of that time period, the “Maturity Date”).

Pursuant to the Credit Agreement, the Borrowers granted a security interest in substantially all of their assets as collateral for their obligations under the Credit Facility. Furthermore, pursuant to a separate collateral pledge agreement, NDS pledged its equity interest in Nicholas-Florida as additional collateral.

The Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of assets. If an event of default occurs, the lenders could increase borrowing costs, restrict the Borrowers’ ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Credit Facility or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the lenders terminate the Credit Facility following the occurrence of an event of default under the loan documents, or the Borrowers prepay the loan and terminate the Credit Facility prior to the Maturity Date, then the Borrowers are obligated to pay a termination or prepayment fee in an amount equal to a percentage of $175,000,000, calculated as 2% if the termination or prepayment occurs during year one, 1% if the termination or repayment occurs during year two, and 0.5% if the termination or prepayment occurs thereafter.

In connection with the refinancing and as required under GAAP, the Company expects to recognize a non-cash charge of approximately $1.9 million in the quarter ending December 31, 2021, representing the unamortized portion of debt origination costs associated with its prior credit facility.

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

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this Quarterly Report below.

COVID-19

The temporary expansion of unemployment benefits by the CARES Act, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 and the American Rescue Plan Act of 2021 to eligible individuals collectively had a beneficial effect on the Company; however, the impact of these benefits has mostly disappeared, as our customers no longer qualify for such benefits. The Company continued to experience strong cash collections and experienced positive trending on gross charge-off balances for the three months ended September 30, 2021.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. Due to COVID-19, the number of deferments increased to 3,114 in April 2020 from 724 in March 2020. For the year ended March 31, 2021 the Company experienced an average monthly number of deferments of 696, which would represent approximately 2.6% of total Contracts and Direct Loans as of March 31, 2021. For the three months ended September 30, 2021, the average monthly number of deferments was 247, which would represent approximately 0.95% of total Contracts and Direct Loans as of September 30, 2021. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

The Company believes the number of one-month principal payments deferrals is now largely consistent with pre-pandemic levels.

However, the extent to which the COVID-19 pandemic eventually impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of vaccination efforts among other factors, will determine the ultimate severity of the COVID-19 impact on our business. It is likely that prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

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

Introduction

For the three months ended September 30, 2021, the net dilutive earnings per share increased to $0.21 as compared to net dilutive earnings per share of $0.16 for the three months ended September 30, 2020. Net income was $1.6 million for the three months ended September 30, 2021 as compared to a net income of $1.3 million for the three months ended September 30, 2020. Revenue decreased 10.6% to $12.6 million for the three months ended September 30, 2021 as compared to $14.1 million for the three months ended September 30, 2020, due to a 10.7% decrease in finance receivables, compared to the prior year quarter.

For the six months ended September 30, 2021, the net dilutive earnings per share increased to $0.44 as compared to net dilutive earnings per share of $0.34 for the six months ended September 30, 2020. Net income was $3.3 million for the six months ended September 30, 2021 as compared to a net income of $2.7 million for the six months ended September 30, 2020. Revenue decreased 10.8% to $25.2 million for the six months ended September 30, 2021 as compared to $28.3 million for the six months ended September 30, 2020, due to a 13.5% decrease in average finance receivables, compared to the prior year period.

The Company finances primary transportation to and from work for the subprime borrower. We do not finance luxury cars, second units or recreational vehicles, which are the first payments customers tend to skip in time of economic insecurity. We finance the main and often only vehicle in the household that is needed to get our customers to and from work. The amounts we finance are much lower than most of our competitors, and therefore the payments are significantly lower, too. The combination of financing a “need” over a “want” and making that loan on comparatively affordable terms incentivizes our customers to prioritize their account with us.

Non-GAAP financial measures

From time-to-time the Company uses certain financial measures derived on a basis other than generally accepted accounting principles (“GAAP”), primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. Such financial measures qualify as “non-GAAP financial measures” as defined in SEC rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items and other infrequent charges. The Company may present these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s core operating performance and provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating these non-GAAP financial measures are significant components to understanding and assessing the Company’s financial performance. Such non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are, thus, susceptible to varying calculations, any non-GAAP financial measures, as presented, may not be comparable to other similarly titled measures of other companies.

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
	2021	2020	2021	2020
Portfolio Summary
Average finance receivables (1)	$178,873	$203,407	$180,364	$208,608
Average indebtedness (2)	$72,044	$113,233	$75,611	$117,983
Interest and fee income on finance receivables	$12,572	$14,064	$25,166	$28,215
Interest expense	1,121	1,569	2,309	3,218
Net interest and fee income on finance receivables	$11,451	$12,495	$22,857	$24,997
Gross portfolio yield (3)	28.11%	27.66%	27.91%	27.05%
Interest expense as a percentage of average finance receivables	2.51%	3.09%	2.56%	3.09%
Provision for credit losses as a percentage of average finance receivables	3.12%	6.00%	2.36%	6.09%
Net portfolio yield (3)	22.48%	18.57%	22.99%	17.87%
Operating expenses as a percentage of average finance receivables	17.70%	15.99%	18.04%	14.84%
Pre-tax yield as a percentage of average finance receivables (4)	4.78%	2.58%	4.95%	3.03%
Net charge-off percentage (5)	4.88%	5.56%	4.23%	5.79%
Finance receivables			$177,013	$198,168
Allowance percentage (6)			2.52%	5.79%
Total reserves percentage (7)			6.50%	9.84%

Note: All three-month and six-month of income performance indicators expressed as percentages have been annualized.

(1)
Average finance receivables represent the average of finance receivables throughout the period. (This is considered a non-GAAP financial measure).
(2)
Average indebtedness represents the average outstanding borrowings under the Credit Facility. (This is considered a non-GAAP financial measure).
(3)
Portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables. Net portfolio yield represents (a) interest and fee income on finance receivables minus (b) interest expense minus (c) the provision for credit losses, as a percentage of average finance receivables. (This is considered a non-GAAP financial measure).
(4)
Pre-tax yield represents net portfolio yield minus operating expenses (marketing, salaries, employee benefits, depreciation, and administrative), as a percentage of average finance receivables. (This is considered a non-GAAP financial measure).
(5)
Net charge-off percentage represents net charge-offs (charge-offs less recoveries) divided by average finance receivables outstanding during the period. (This is considered a non-GAAP financial measure).
(6)
Allowance percentage represents the allowance for credit losses divided by finance receivables outstanding as of ending balance sheet date.
(7)
Total reserves percentage represents the allowance for credit losses, purchase price discount, and unearned dealer discounts divided by finance receivables outstanding as of ending balance sheet date.

Operating Strategy

The Company remains committed to its branch-based model and its core product of financing primary transportation to and from work for the subprime borrower through the local independent automobile dealership. The Company strategically employs the use of centralized servicing departments to supplement the branch operations and improve operational efficiencies, but its focus is on its core business model of decentralized operations. The Company’s strategy also includes risk-based pricing (rate, yield, advance, term, collateral value) and a commitment to the underwriting discipline required for optimal portfolio performance as opposed to chasing competition for the sake of simply generating volume. The Company’s principal goals are to increase its profitability and its long-term shareholder value. During fiscal 2022, the Company is focusing on the following items:

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

The Company continues to focus on selecting the right markets to have branch locations. As of September 30, 2021, the Company operated brick and mortar branch locations in 17 states — Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Utah and Wisconsin. The Company also originated business in its expansion states of Kansas, and Texas without a physical branch in such markets.

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). Beginning March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $118,000 and $86,000 for these accounts as of September 30, 2021 and September 30, 2020, respectively.

The provision for credit losses decreased to $1.4 million for the three months ended September 30, 2021 as compared to $3.1 million for the three months ended September 30, 2020. The decreases were largely due to decreases in the average finance receivables balance and a decrease in the net charge-off percentage (see note 5 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage).

Net charge-offs decreased to 4.23% for the fiscal year ended September 30, 2021 from 5.79% for the fiscal year ended September 30, 2020, primarily resulting from the Company‘s active management of the portfolio. The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2021 was 7.56%, a decrease from 8.53% as of September 30, 2020. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2021 was 3.26%, a decrease from 4.40% as of September 30, 2020. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s continued focus on local branch-based servicing. Based on these actions, improving servicing, and stricter underwriting policies, management has seen improvements in the delinquency rates.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For further information on deferrals, please see the disclosure under “COVID-19” above.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 10.6% to $12.6 million for the three months ended September 30, 2021, from $14.1 million for the three months ended September 30, 2020. The decrease was primarily due to a 10.7% decrease in finance receivables to $177.0 million for the three months ended September 30, 2021, when compared to $198.2 million for the corresponding period ended September 30, 2020. The decrease in finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its strategic focus of financing primary transportation to and from work for the subprime borrower. Continuing this operating strategy allowed us, despite continuing competitive pressure, to acquire Contracts at similar yields (albeit lower discounts) during the three months ended September 30, 2021, compared to the corresponding period ended September 30, 2020, although the combined effect of the same average yield and lower discount could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield increased to 28.1% for the three months ended September 30, 2021, compared to 27.7% for the three months ended September 30, 2020. The net portfolio yield increased to 22.5% for the three months ended September 30, 2021, compared to 18.6% for the three months ended September 30, 2020. The net portfolio yield increased primarily due to the decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses decreased to $7.9 million for the three months ended September 30, 2021 compared to $8.1 million for the three months ended September 30, 2020. The decline in operating expenses was primarily attributed to a reduction in administrative, salaries and employee benefits expenses. Operating expenses as a percentage of average finance receivables, however, increased to 17.7% for the three months ended September 30, 2021 from 16.0% for the three months ended September 30, 2020 due to a proportionally greater decline in finance receivables.

Provision Expense

The provision for credit losses decreased to $1.4 million for the three months ended September 30, 2021 from $3.0 million for the three months ended September 30, 2020, largely due to a decrease in the net charge-off percentage to 4.9% for the three months ended September 30, 2021 from 5.6% for the three months ended September 30, 2020.

Interest Expense

Interest expense was $1.1 million for the three months ended September 30, 2021 and $1.6 million for the three months ended September 30, 2020. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Variable interest under the Line of Credit facility	1.00%	1.79%	1.00%	1.71%
Credit spread under the Line of Credit facility	3.75%	3.75%	3.75%	3.75%
Average cost of borrowed funds	4.75%	5.54%	4.75%	5.46%

LIBOR rates have decreased to 0.08%, which represents the one-month LIBOR rate as required under our Ares Credit Facility, as of September 30, 2021 compared to 0.14%, which represents the one-month LIBOR rate as required under our Line of Credit, as of September 30, 2020. For further discussions regarding interest rates see “Note 5—Credit Facility”.

Income Taxes

The Company recorded an income tax expense of approximately $536,000 for the three months ended September 30, 2021 compared to income tax expense of approximately $92,000 for the three months ended September 30, 2020. The Company’s effective tax rate increased to 25.1% for the three months ended September 30, 2021 from 6.8% for the three months ended September 30, 2020.

Six months ended September 30, 2021 compared to six months ended September 30, 2020

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, decreased 10.8% to $25.2 million for the six months ended September 30, 2021 from $28.2 million for the six months ended September 30, 2020. The decrease was primarily due to 13.5% decrease in average finance receivables to $180.4 million for the six months ended September 30, 2021 when compared to $208.6 million for the corresponding period ended September 30, 2020. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This shift in focus also allowed us to acquire Contracts at higher yields during the six months ended September 30, 2021 compared to acquisitions during the corresponding period ended September 30, 2020, although the increase in average yield could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield increased to 27.9% for the six months ended September 30, 2021, compared to 27.1% for the six months ended September 30, 2020. The net portfolio yield increased to 23.0% for the six months ended September 30, 2021 compared to 17.9% for the six months ended September 30, 2020, respectively. The net portfolio yield increased primarily due to a decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses increased to approximately $16.3 million for the six months ended September 30, 2021 from approximately $15.5 million for the six months ended September 30, 2020. Operating expenses as a percentage of average finance receivables increased to 18.0% for the six months ended September 30, 2021 from 14.8% for the six months ended September 30, 2020. These increased percentages were attributed to an increase in salaries and employee benefits expense and a decrease in the average finance receivables balances.

Provision Expense

The provision for credit losses decreased to $2.1 for the six months ended September 30, 2021 from $6.4 million for the six months ended September 30, 2020, largely due to a 13.5% decrease in the average finance receivables and a decrease in the net charge-off percentage to 4.2% for the six months ended September 30, 2021 from 5.8% for the six months ended September 30, 2020.

Interest Expense

Interest expense was $2.3 million for the six months ended September 30, 2021 and $3.2 million for the six months ended September 30, 2021. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Variable interest under the Line of Credit facility	1.00%	1.79%	1.00%	1.71%
Credit spread under the Line of Credit facility	3.75%	3.75%	3.75%	3.75%
Average cost of borrowed funds	4.75%	5.54%	4.75%	5.46%

Income Taxes

The Company recorded an income tax expense of approximately $1,135,000 for the six months ended September 30, 2021 compared to income tax expense of approximately $521,000 for the six months ended September 30, 2020. The Company’s effective tax rate increased to 25.4% for the six months ended September 30, 2021 from 16.2% for the six months ended September 30, 2020.

Contract Procurement

As of September 30, 2021, the Company purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the three-month periods ended September 30, 2021 and 2020, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of September 30,	Three months ended September 30,		Six months ended September 30,
	2021	2021	2020	2021	2020
State	Number of branches	Net Purchases (In thousands)		Net Purchases (In thousands)
FL	11	$2,798	$4,099	$6,232	$9,024
OH	6	2,885	2,586	6,138	5,352
GA	5	2,403	2,571	5,417	5,886
KY	3	1,135	1,353	2,798	2,351
MO	2	1,332	1,044	2,785	2,104
NC	3	1,827	964	2,958	2,281
IN	2	1,071	865	2,079	1,520
SC	3	1,242	1,077	2,212	2,145
AL	2	964	479	1,783	1,232
MI	2	513	513	1,303	1,208
NV	1	656	270	1,194	604
TN	1	486	685	964	1,531
IL	1	307	267	746	390
PA	1	372	382	732	896
TX	-	328	-	663	-
WI	1	234	53	520	116
ID	1	203	87	374	87
UT	1	86	12	231	12
AZ	-	38	-	56	-
KS	-	-	-	-	226
Total	46	$18,880	$17,307	$39,185	$36,965

	Three months ended September 30, (Purchases in thousands)		Six months ended September 30, (Purchases in thousands)
Contracts	2021	2020	2021	2020
Purchases	$18,880	$17,307	$39,185	$36,965
Average APR	23.0%	23.5%	23.1%	23.5%
Average discount	6.7%	6.8%	6.9%	7.4%
Average term (months)	47	46	47	46
Average amount financed	$11,061	$10,127	$10,745	$10,045
Number of Contracts	1,707	1,709	3,654	3,395

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended September 30, (Originations in thousands)		Six months ended September 30, (Originations in thousands)
Originated	2021	2020	2021	2020
Purchases/Originations	$7,040	$3,832	$12,777	$6,259
Average APR	30.0%	29.2%	30.1%	29.0%
Average term (months)	26	25	26	26
Average amount financed	$4,433	$4,147	$4,396	$4,260
Number of loans	1,588	924	2,904	1,479

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30, (In thousands)
	2021	2020
Cash provided by (used in):
Operating activities	$1,300	$7,644
Investing activities	6,896	15,656
Financing activities	(18,322)	(14,815)
Net (decrease) increase in cash	$(10,126)	$8,485

The Company’s primary use of working capital for the quarter ended September 30, 2021 was funding the purchase of Contracts and bulk asset purchases, which are financed substantially through cash from principal and interest payments received, and the Company’s credit facility.

On March 29, 2019, NF Funding I, LLC (“NF Funding I”), a special purpose financing subsidiary of NFI, entered into a senior secured credit facility (the “Ares Credit Facility”) pursuant to a credit agreement with Ares Agent Services, L.P., as administrative agent and collateral agent, and the lenders that are party thereto (the “Ares Credit Agreement”).

Pursuant to the Ares Credit Agreement, the lenders agreed to extend to NF Funding I a line of credit of up to $175,000,000, which was used to purchase Contracts from NFI on a revolving basis pursuant to a related receivables purchase agreement between NF Funding I and NFI (the “Receivables Purchase Agreement”). Under the terms of the Receivables Purchase Agreement, NFI sold to NF Funding I the receivables under Contracts. NFI continued to service the Contracts transferred to NF Funding I pursuant to a related servicing agreement (the “Servicing Agreement”).

As of September 30, 2021, the total amount outstanding under the Ares Credit Facility was $71.5 million.

The availability of funds under the Ares Credit Facility was generally limited to 82.5% of the value of non-delinquent receivables, and outstanding advances under the Ares Credit Facility accrued interest at a rate of LIBOR plus a credit spread, which was 3.75% as of September 30, 2021. The commitment period for advances under the Ares Credit Facility was three years. At the end of the commitment period, the outstanding balance would have converted to a term loan and required monthly principal and interest payments over a four-year amortization period.

Under the Ares Credit Facility, the Company was required to maintain at least $3.5 million of unrestricted cash.

On November 5, 2021, NFI and its direct parent, Nicholas Data Services, Inc. (“NDS” and collectively with NFI, the “Borrowers”), entered into a senior secured credit facility (the “WF Credit Facility”) pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “WF Credit Agreement”). The Ares Credit Facility was paid off in connection with entering into the WF Credit Facility.

Pursuant to the WF Credit Agreement, the lenders have agreed to extend to the Borrowers a line of credit of up to $175,000,000. The availability of funds under the WF Credit Facility is generally limited to an advance rate of between 80% and 85% of the value of eligible receivables, and outstanding advances under the WF Credit Facility will accrue interest at a rate equal to the Secured

Overnight Financing Rate (SOFR) plus 2.25%. The commitment period for advances under the WF Credit Facility is three years (the expiration of that time period, the “Maturity Date”).

Pursuant to the WF Credit Agreement, the Borrowers granted a security interest in substantially all of their assets as collateral for their obligations under the WF Credit Facility. Furthermore, pursuant to a separate collateral pledge agreement, NDS pledged its equity interest in NFI as additional collateral.

The WF Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of assets. If an event of default occurs, the lenders could increase borrowing costs, restrict the Borrowers’ ability to obtain additional advances under the WF Credit Facility, accelerate all amounts outstanding under the WF Credit Facility, enforce their interest against collateral pledged under the WF Credit Facility or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the lenders terminate the WF Credit Facility following the occurrence of an event of default under the loan documents, or the Borrowers prepay the loan and terminate the WF Credit Facility prior to the Maturity Date, then the Borrowers are obligated to pay a termination or prepayment fee in an amount equal to a percentage of $175,000,000, calculated as 2% if the termination or prepayment occurs during year one, 1% if the termination or repayment occurs during year two, and 0.5% if the termination or prepayment occurs thereafter.

The Company will continue to depend on the availability the WF Credit Facility, together with cash from operations, to finance future operations. The availability of funds under the WF Credit Facility generally depends on availability calculations as defined in the WF Credit Agreement. See also the disclosure in Note 5. Credit Facility in this Form 10-Q, which is incorporated herein by reference.

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

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, that, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended September 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
July 1, 2021 to July 31, 2021	15	$11.11	15	$6,299
August 1, 2021 to August 31, 2021	60	11.72	60	5,596
September 1, 2021 to September 30, 2021	2	10.92	2	5,574
Total	77	$11.25	77

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: November 12, 2021	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)