Form 10-Q
period 2021-12-31
NICHOLAS FINANCIAL INC
filed 2022-02-09
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2021

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

As of February 8, 2022, approximately 12.7 million common shares, no par value, of the Registrant were outstanding (of which 5.1 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.6 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31, 2021 (Unaudited)	March 31, 2021
Assets
Cash	$6,530	$22,022
Restricted cash	-	10,955
Finance receivables, net	165,660	170,318
Repossessed assets	763	685
Operating lease right-of-use assets	4,594	3,392
Prepaid expenses and other assets	923	1,271
Income taxes receivable	819	653
Property and equipment, net	1,571	859
Deferred income taxes	1,726	2,283
Total assets	$182,586	$212,438
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$54,795	$86,154
Note payable	3,244	3,244
Net long-term debt	58,039	89,398
Operating lease liabilities	4,681	3,367
Accounts payable and accrued expenses	3,451	4,451
Total liabilities	66,171	97,216
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,673 and 12,653 shares issued, respectively; and 7,585 and 7,708 shares outstanding, respectively	35,244	35,064
Treasury stock: 5,088 and 4,945 common shares, at cost, respectively	(73,960)	(72,343)
Retained earnings	155,131	152,501
Total shareholders’ equity	116,415	115,222
Total liabilities and shareholders’ equity	$182,586	$212,438

The following table represents the assets and liabilities of our consolidated variable interest entity (VIE) as follows:

	December 31, 2021 (Unaudited)	March 31, 2021
Assets
Restricted cash	$-	$10,955
Finance receivables, net	-	150,706
Repossessed assets	-	631
Total assets	$-	$162,292
Liabilities
Credit facility, net of debt issuance costs	$-	$86,154
Accounts payable and accrued expenses	-	405
Total liabilities	$-	$86,559

The VIE assets and liabilities are now zero, as the Ares credit facility was paid off in connection with entering into a new senior secured credit facility on November 5, 2021 with NFI and Nicholas Data Services, Inc. as borrowers. See "Note 5. Credit Facility" for more details.

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue:
Interest and fee income on finance receivables	$12,240	$13,180	$37,406	$41,395
Realized gain on equity investments	—	238	—	238
Unrealized gain on equity investments	—	1,056	—	1,101
Total revenue:	12,240	14,474	37,406	42,734
Expenses:
Marketing	389	341	1,338	918
Salaries and employee benefits	5,230	4,387	14,737	13,337
Administrative	3,140	2,628	8,776	8,454
Provision for credit losses	1,675	650	3,800	7,000
Depreciation	104	51	276	172
Interest expense	2,613	1,442	4,923	4,660
Total expenses	13,151	9,499	33,850	34,541
(Loss) income before income taxes	(911)	4,975	3,556	8,193
(Benefit) income tax expense	(209)	1,190	926	1,711
Net (loss) income	$(702)	$3,785	$2,630	$6,482
(Loss) earnings per share:
Basic	$(0.09)	$0.49	$0.34	$0.84
Diluted	$(0.09)	$0.49	$0.34	$0.85

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended December 31, 2021
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at September 30, 2021	7,583	$35,151	$(73,895)	$155,833	$117,089
Issuance of restricted stock awards	5	—	—	—	—
Exercise of stock options	3	28	—	—	28
Share-based compensation	—	65	—	—	65
Treasury stock	(6)	—	(65)	—	(65)
Net loss	—	—	—	(702)	(702)
Balance at December 31, 2021	7,585	$35,244	$(73,960)	$155,131	$116,415

	Three Months Ended December 31, 2020
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at September 30, 2020	7,787	$34,964	$(71,667)	$146,847	$110,144
Issuance of restricted stock awards	3	—	—	—	—
Share-based compensation	—	50	—	—	50
Treasury stock	(64)	—	(519)	—	(519)
Net income	—	—	—	3,785	3,785
Balance at December 31, 2020	7,726	$35,014	$(72,186)	$150,632	$113,460

	Nine Months Ended December 31, 2021
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2021	7,708	$35,064	$(72,343)	$152,501	$115,222
Issuance of restricted stock awards	17	—	—	—	—
Exercise of stock options	3	28	—	—	28
Share-based compensation	—	152	—	—	152
Treasury stock	(143)	—	(1,617)	—	(1,617)
Net income	—	—	—	2,630	2,630
Balance at December 31, 2021	7,585	$35,244	$(73,960)	$155,131	$116,415

	Nine Months Ended December 31, 2020
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2020	7,806	$34,867	$(71,438)	$144,150	$107,579
Issuance of restricted stock awards	14	—	—	—	—
Share-based compensation	—	147	—	—	147
Treasury stock	(94)	—	(748)	—	(748)
Net income	—	—	—	6,482	6,482
Balance at December 31, 2020	7,726	$35,014	$(72,186)	$150,632	$113,460

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$2,630	$6,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	276	172
Amortization of debt issuance costs	2,158	322
Amortization of operating lease right-of-use assets	1,030	1,198
Gain on sale of property and equipment	(3)	(13)
Purchase of equity investments	—	(4,142)
Proceeds from sale of equity investments	—	1,195
Unrealized gains on equity securities	—	(1,101)
Realized gains on equity securities	—	(238)
Provision for credit losses	3,800	7,000
Amortization of dealer discounts	(4,771)	(4,828)
Amortization of insurance and fees commissions	(1,956)	(1,770)
Accretion of purchase price discount	(71)	(468)
Principal reduction on operating lease liabilities	(1,176)	(1,077)
Share-based compensation	152	147
Changes in operating assets and liabilities:
Repossessed assets	(78)	535
Accrued interest receivable	(128)	536
Prepaid expenses and other assets	348	48
Deferred income taxes	557	775
Accounts payable and accrued expenses	(742)	(819)
Income taxes receivable	(166)	4,590
Unearned insurance and fee commissions	(36)	(278)
Net cash provided by operating activities	1,824	8,266
Cash flows from investing activities
Purchase and origination of finance receivables	(79,947)	(60,252)
Principal payments received	87,767	87,455
Purchase of property and equipment	(985)	(382)
Proceeds from sale of property and equipment	—	24
Net cash provided by investing activities	6,835	26,845
Cash flows from financing activities
Repayments on credit facility	(33,300)	(33,030)
Proceeds from Note Payable	—	3,244
Payment of loan originations fees	(217)	—
Proceeds from exercise of stock options	28	—
Repurchases of treasury stock	(1,617)	(748)
Net cash used in financing activities	(35,106)	(30,534)
Net (decrease) increase in cash and restricted cash	(26,447)	4,577
Cash and restricted cash at the beginning of period	32,977	24,684
Cash and restricted cash at the end of period	$6,530	$29,261
Supplemental Disclosures:
Interest paid	3,005	4,491
Income taxes paid	541	986
Leased assets obtained in exchange for new operating lease liabilities	1,993	1,865

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada” or the Company) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying consolidated balance sheet as of March 31, 2021, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 as filed with the Securities and Exchange Commission on June 22, 2021. The March 31, 2021 consolidated balance sheet included herein has been derived from the March 31, 2021 audited consolidated balance sheet included in Form 10-K.

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

The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended December 31, 2021 and 2020 was 6.8% and 7.5%, respectively, in relation to the total amount financed.

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

	Three months ended December 31, (In thousands, except per share amounts)		Nine months ended December 31, (In thousands, except per share amounts)
	2021	2020	2021	2020
Numerator
Net income per consolidated statements of income	$(702)	$3,785	$2,630	$6,482
Percentage allocated to shareholders *	99.5%	99.4%	99.5%	99.5%
Numerator for basic and diluted earnings per share	$(699)	$3,761	$2,617	$6,447

Denominator
Denominator for Basic earnings per share - weighted-average shares outstanding	7,621	7,674	7,593	7,662
Dilutive effect of stock options	—	—	—	—
Denominator for diluted earnings per share	7,621	7,674	7,593	7,662

Per share income from continuing operations
Basic	$(0.09)	$0.49	$0.34	$0.84
Diluted	(0.09)	0.49	0.34	0.85

* Basic weighted-average shares outstanding	7,621	7,674	7,593	7,662
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,658	7,722	7,630	7,703
Percentage allocated to shareholders	99.5%	99.4%	99.5%	99.5%

Note 4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	December 31, 2021	March 31, 2021	December 31, 2020
Finance receivables	$176,173	$184,237	$188,626
Accrued interest receivable	2,413	2,285	2,628
Unearned dealer discounts	(6,643)	(7,290)	(7,006)
Unearned insurance commissions and fees	(2,360)	(2,396)	(2,338)
Purchase price discount	(293)	(364)	(447)
Finance receivables, net of unearned	169,290	176,472	181,463
Allowance for credit losses	(3,630)	(6,154)	(9,077)
Finance receivables, net	$165,660	$170,318	$172,386

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of December 31,
Contract Portfolio	2021	2020
Average APR	22.8%	22.7%
Average discount	7.4%	7.6%
Average term (months)	50	51
Number of active contracts	20,013	23,388

	As of December 31,
Direct Loan Portfolio	2021	2020
Average APR	29.8%	28.4%
Average term (months)	26	26
Number of active contracts	6,103	4,126

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of December 31, 2021, the average model year of vehicles collateralizing the portfolio was a 2012 vehicle.

Direct Loans are typically for amounts ranging from $500 to $15,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is “typically” less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of December 31, 2021, loans made by the Company pursuant to its Direct Loan program constituted approximately 12.8% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by consideration of the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Additionally, credit loss trends over several reporting periods are utilized in estimating future losses and overall portfolio performance. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended December 31, 2021 and 2020:

	Three months ended December 31, 2021			Nine months ended December 31, 2021
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$3,716	$746	$4,462	$6,001	$153	$6,154
Provision for credit losses	1,325	350	1,675	2,515	1,285	3,800
Charge-offs	(3,546)	(245)	(3,791)	(9,447)	(618)	(10,065)
Recoveries	1,271	13	1,284	3,697	44	3,741
Balance at December 31, 2021	$2,766	$864	$3,630	$2,766	$864	$3,630

	Three months ended December 31, 2020			Nine months ended December 31, 2020
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$10,977	$492	$11,469	$10,433	$729	$11,162
Provision for credit losses	601	49	650	6,951	49	7,000
Charge-offs	(4,411)	(179)	(4,590)	(12,819)	(477)	(13,296)
Recoveries	1,527	21	1,548	4,129	82	4,211
Balance at December 31, 2020	$8,694	$383	$9,077	$8,694	$383	$9,077

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

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	December 31, 2021			December 31, 2020
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$147,589	$22,216	$169,805	$167,070	$13,925	$180,995
Non-performing accounts	5,891	329	6,220	7,100	302	7,402
Total	153,480	22,545	176,025	174,170	14,227	188,397
Chapter 13 bankruptcy accounts	142	6	148	218	11	229
Finance receivables	$153,622	$22,551	$176,173	$174,388	$14,238	$188,626

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

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
December 31, 2021	$153,480	$9,886	$4,176	$1,662	$53	$15,777
		6.44%	2.72%	1.08%	0.03%	10.28%

March 31, 2021	$170,195	$6,289	$2,430	$896	$42	$9,657
		3.70%	1.43%	0.53%	0.02%	5.67%

December 31, 2020	$174,170	$12,914	$4,955	$2,117	$28	$20,014
		7.41%	2.84%	1.22%	0.02%	11.49%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
December 31, 2021	$22,545	$636	$199	$130	$—	$965
		2.82%	0.88%	0.58%	—	4.28%

March 31, 2021	$13,909	$253	$101	$81	$10	$445
		1.82%	0.73%	0.58%	0.07%	3.20%

December 31, 2020	$14,227	$442	$188	$110	$4	$744
		3.11%	1.32%	0.77%	0.03%	5.23%

Note 5. Credit Facility

Wells Fargo Credit Facility

On November 5, 2021, NFI and Nicholas Data Services, Inc., a Florida corporation (“NDS” and collectively with NFI, the “Borrowers”), two wholly-owned subsidiaries of Nicholas Financial, Inc. (the “Company”) entered into a senior secured credit facility (the “Credit Facility”) pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “Credit Agreement”). The prior credit facility (the "Ares Credit Facility") pursuant to a credit agreement among the Company’s subsidiary NF Funding I, LLC, Ares Agent Services, L.P. and the lenders party thereto was paid off in connection with entering into the Credit Facility.

Pursuant to the Credit Agreement, the lenders agreed to extend to the Borrowers a line of credit of up to $175,000,000. The availability of funds under the Credit Facility is generally limited to an advance rate of between 80% and 85% of the value of eligible receivables, and outstanding advances under the Credit Facility will accrue interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 2.25%. The commitment period for advances under the Credit Facility is three years (the expiration of that time period, the “Maturity Date”).

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

As of December 31, 2021, the Company had aggregate outstanding indebtedness under the Credit Facility of $55.0 million, compared to $88.3 million outstanding under the Ares Credit Facility as of March 31, 2021.

Future maturities of principal outstanding for the credit facility and note payable as of December 31, 2021 were as follows:

(in thousands)
FY2022	$405
FY2023	2,839
FY2024	—
FY2025	55,000
$58,244

In connection with the refinancing and as required under GAAP, in the third quarter of the fiscal year 2022 the Company recognized approximately $1.9 million of additional interest expense related to previously incurred but unamortized debt issuance costs on the extinguishment of the Ares credit facility.

Note 6. Income Taxes

The Company recorded an income tax benefit of approximately $209,000 for the three months ended December 31, 2021 compared to income tax expense of approximately $1,190,000 for the three months ended December 31, 2020. The Company’s effective tax rate decreased to 22.9% for the three months ended December 31, 2021 from 23.9% for the three months ended December 31, 2020. The Company recorded an income tax expense of approximately $926,000 for the nine months ended December 31, 2021 compared to income tax expense of approximately $1,711,000 for the nine months ended December 31, 2020. The Company’s effective tax rate increased to 26.0% for the nine months ended December 31, 2021 from 20.9% for the nine months ended December 31, 2020. The lower effective tax rate for the three months and higher effective tax rate for the nine months ended December 31, 2021 were attributed to discrete and other non-recurring items.

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

The Company’s lease liability was $4.7 million and $3.4 million as of December 31, 2021 and March 31, 2021, respectively. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. The lease asset was $4.6 million and $3.4 million as of December 31, 2021 and March 31, 2021, respectively.

Future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2021, are as follows:

in thousands
FY2022 (remaining three months)	$405
FY2023	1,592
FY2024	1,097
FY2025	888
FY2026	553
Thereafter	$774
Total future minimum lease payments	5,309
Present value adjustment	(628)
Operating lease liability	$4,681

The following table reports information about the Company’s lease cost for the three months ended December 31, 2021 (in thousands):

Lease cost:
Operating lease cost	$458
Variable lease cost	87
Total lease cost	$545

The following table reports information about the Company’s lease cost for the three months ended December 31, 2020 (in thousands):

Lease cost:
Operating lease cost	$365
Variable lease cost	82
Total lease cost	$447

The following table reports information about the Company’s lease cost for the nine months ended December 31, 2021 (in thousands):

Lease cost:
Operating lease cost	$1,278
Variable lease cost	257
Total lease cost	$1,535

The following table reports information about the Company’s lease cost for the nine months ended December 31, 2020 (in thousands):

Lease cost:
Operating lease cost	$1,148
Variable lease cost	264
Total lease cost	$1,412

The following table reports other information about the Company’s leases for the three months ended December 31, 2021 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$400
Operating Lease - Operating Cash Flows (Liability Reduction)	$352
Weighted Average Lease Term - Operating Leases	4.2 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the three months ended December 31, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$380
Operating Lease - Operating Cash Flows (Liability Reduction)	$339
Weighted Average Lease Term - Operating Leases	2.8 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the nine months ended December 31, 2021 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,176
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,030
Weighted Average Lease Term - Operating Leases	3.8 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the nine months ended December 31, 2020 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,198
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,077
Weighted Average Lease Term - Operating Leases	2.7 years
Weighted Average Discount Rate - Operating Leases	6.5%

Note 8. Fair Value Disclosures

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

Based on these market conditions, the fair value of the Credit Facility as of December 31, 2021 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on SOFR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
December 31, 2021	$6,530	$-	$-	$6,530	$6,530
March 31, 2021	$32,977	$-	$-	$32,977	$32,977
Finance receivables:
December 31, 2021	$-	$-	$165,660	$165,660	$165,660
March 31, 2021	$-	$-	$170,318	$170,318	$170,318
Repossessed assets:
December 31, 2021	$-	$-	$763	$763	$763
March 31, 2021	$-	$-	$685	$685	$685
Credit facility:
December 31, 2021	$-	$-	$55,000	$55,000	$55,000
March 31, 2021	$-	$88,300	$-	$88,300	$88,300
Note Payable:
December 31, 2021	$-	$-	$3,244	$3,244	$3,244
March 31, 2021	$3,244	$-	$-	$3,244	$3,244

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Management has determined that Level 3 is most appropriate for the credit facility and note payable shown in the table above.

Note 9. Commitments and Contingencies

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

Note 10. Summary of Significant Accounting Policies

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

On November 5, 2021 the Company entered into new senior secured credit facility (the "Credit Facility") pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “Credit Agreement”). The Borrowers granted a security interest in substantially all of their assets as collateral for their obligations under the Credit Facility. The prior credit facility (the "Ares Credit Facility") pursuant to a credit agreement among the Company’s subsidiary NF Funding I, LLC, Ares Agent Services, L.P. and the lenders party thereto was paid off in connection with entering into the Credit Facility, therefore the VIE assets and liabilities are now zero. See "Note 5. Credit Facility" for more details.

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE remained distinct from the Company):

	December 31, 2021 (Unaudited)	March 31, 2021
Assets
Restricted cash	$-	$10,955
Finance receivables, net	-	150,706
Repossessed assets	-	631
Total assets	$-	$162,292
Liabilities
Credit facility	$-	$86,154
Accounts payable and accrued expenses	-	405
Total liabilities	$-	$86,559

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

In August 2019, the Company’s Board authorized additional repurchases of up to $1.0 million of the Company’s outstanding shares.

The table shown on the next page summarizes treasury share transactions under the Company’s stock repurchase program.

	Three months ended December 31, (In thousands)
	2021		2020
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,082	$(73,895)	4,863	$(71,667)
Treasury shares purchased	6	(65)	64	(519)
Treasury shares at the end of period	5,088	$(73,960)	4,927	$(72,186)

	Nine months ended December 31, (In thousands)
	2021		2020
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	4,945	$(72,343)	4,833	$(71,438)
Treasury shares purchased	143	(1,617)	94	(748)
Treasury shares at the end of period	5,088	$(73,960)	4,927	$(72,186)

Note 13. Note Payable

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan, but there can be no assurance that the Company will obtain any forgiveness of the PPP Loan. The Company submitted the forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. On December 27, 2021 SBA informed the Company that forgiveness in the amount of $0.00 is appropriate. The Company filed an appeal with SBA on January 5, 2022. The Company cannot predict whether the appeal will be successful. While the Company awaits the SBA response to the appeal, the loan payments are deferred.

Unless the Company is successful on appeal, the outstanding principal balance plus accrued and unpaid interest (accruing at the rate of 1.00% per annum) is due on May 22, 2022. The PPP Loan is unsecured. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The related promissory note contains events of default and other provisions customary for a loan of this type.

Note 14. Subsequent Events

None.

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

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this Quarterly Report below.

COVID-19

The temporary expansion of unemployment benefits by the CARES Act, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 and the American Rescue Plan Act of 2021 to eligible individuals collectively had a beneficial effect on the Company; however, the impact of these benefits has almost entirely disappeared, as our customers no longer qualify for such benefits. The Company continued to experience strong cash collections and experienced positive trending on gross charge-off balances for the three months ended December 31, 2021.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. Due to COVID-19, the number of deferments increased to 3,114 in April 2020 from 724 in March 2020. For the year ended March 31, 2021 the Company experienced an average monthly number of deferments of 696, which would represent approximately 2.6% of total Contracts and Direct Loans as of March 31, 2021. For the three months ended December 31, 2021, the average monthly number of deferments was 297, which would represent approximately 1.14% of total Contracts and Direct Loans as of December 31, 2021. For the nine months ended December 31, 2021, the average monthly number of deferments was 232, which would represent approximately 0.89% of total Contracts and Direct Loans as of December 31, 2021. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

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

Regulatory Developments

On October 5, 2017, the CFPB issued a final rule (the "Rule") imposing limitations on (i) short-term consumer loans, (ii) longer-term consumer installment loans with balloon payments, and (iii) higher-rate consumer installment loans repayable by a payment authorization. The Rule requires lenders originating short-term loans and longer-term balloon payment loans to evaluate whether each consumer has the ability to repay the loan along with current obligations and expenses (“ability to repay requirements”). The Rule also curtails repeated unsuccessful attempts to debit consumers’ accounts for short-term loans, balloon payment loans, and installment loans that involve a payment authorization and an Annual Percentage Rate over 36% (“payment requirements”). The Company does not believe that it will have a material impact on the Company’s existing lending procedures, because the Company currently does not make short-term consumer loans or longer-term consumer installment loans with balloon payments that would subject the Company to the Rule’s ability to repay requirements. The Company also currently underwrites all its loans (including those secured by a vehicle title that would fall within the scope of these proposals) by reviewing the customer’s ability to repay based on the Company’s standards. However, implementation of the Rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans.

Further, on June 6, 2019, the CFPB amended the Rule to delay the August 19, 2019 compliance date for part of the Rule’s provisions, including the ability to repay requirements. In addition, on February 6, 2019, the CFPB issued a notice of proposed rulemaking proposing to rescind provisions of the Rule governing the ability to repay requirements. There were also lawsuits filed challenging various provisions of these Rules, as well as the constitutionality of the CFPB’s structure, and the court stayed the compliance date of the Rule while the litigation was pending. The Supreme Court handed down its decision on the constitutional challenge in June 2020, and in July 2020, the CFPB issued a final Rule, which revoked the underwriting provisions of the prior Rule. However, additional lawsuits were filed challenging the payment provisions of the Rule issued in 2020. In August 2021, the court found for the CFPB and dismissed the remaining challenges. As a result, the compliance date for the payments provisions of the Rule is now June 13, 2022 Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

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

Critical Accounting Estimate

A critical accounting estimate is an estimate that:

•
is made in accordance with generally accepted accounting principles
•
involves a significant level of estimation uncertainty, and
•
has had or is reasonably likely to have a material impact on the Company's financial condition or results of operation

The Company’s critical accounting estimate relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses incurred in the existing portfolio. Because of the nature of the customers under the Company’s Contracts and Direct Loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative.

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

Introduction

For the three months ended December 31, 2021, the net dilutive loss per share increased to $0.09 as compared to net dilutive earnings per share of $0.49 for the three months ended December 31, 2020. Net loss was $0.7 million for the three months ended December 31, 2021 as compared to a net income of $3.8 million for the three months ended December 31, 2020. Revenue decreased 15.4% to $12.2 million for the three months ended December 31, 2021, as compared to $14.5 million for the three months ended December 31, 2020, due to realized and unrealized gains of $1.3 million on equity investments in the prior year quarter and a 6.6% decrease in finance receivables.

For the nine months ended December 31, 2021, the net dilutive earnings per share increased to $0.34 as compared to net dilutive earnings per share of $0.85 for the nine months ended December 31, 2020. Net income was $2.6 million inclusive of $1.9 million of interest expense related to the unamortized debt issuance costs on the extinguishment of the prior credit facility for the nine months ended December 31, 2021 as compared to a net income of $6.5 million which included realized and unrealized gains of $1.3 million on equity investments for the nine months ended December 31, 2020. Total revenue decreased 12.5% to $37.4 million for the nine months ended December 31, 2021 as compared to $42.7 million for the nine months ended December 31, 2020, due to a 12.1% decrease in average finance receivables, compared to the prior year period.

The Company finances primary transportation to and from work for the subprime borrower. The Company does not finance luxury cars, second units or recreational vehicles, which are the first payments customers tend to skip in time of economic insecurity. The Company finances the main and often only vehicle in the household that is needed to get our customers to and from work. The amounts we finance are much lower than most of our competitors, and therefore the payments are significantly lower, too. The combination of financing a “need” over a “want” and making that loan on comparatively affordable terms incentivizes our customers to prioritize their account with us.

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2021	2020	2021	2020
Portfolio Summary
Average finance receivables (1)	$176,949	$192,966	$179,333	$203,996
Average indebtedness (2)	$64,824	$101,522	$72,002	$112,476
Interest and fee income on finance receivables	$12,240	$13,180	$37,406	$41,395
Interest expense	2,613	1,442	4,923	4,660
Net interest and fee income on finance receivables	$9,627	$11,738	$32,483	$36,735
Gross portfolio yield (3)	27.67%	27.32%	27.81%	27.06%
Interest expense as a percentage of average finance receivables	5.91%	2.99%	3.66%	3.05%
Provision for credit losses as a percentage of average finance receivables	3.79%	1.35%	2.83%	4.58%
Net portfolio yield (3)	17.97%	22.98%	21.32%	19.43%
Operating expenses as a percentage of average finance receivables	20.04%	15.35%	18.68%	14.96%
Pre-tax yield as a percentage of average finance receivables (4)	(2.07)%	7.63%	2.64%	4.47%
Net charge-off percentage (5)	5.67%	6.30%	4.70%	5.94%
Finance receivables			$176,173	$188,626
Allowance percentage (6)			2.06%	4.81%
Total reserves percentage (7)			6.00%	8.76%

Note: All three-month and nine-month of income performance indicators expressed as percentages have been annualized.

(1)
Average finance receivables represent the average of the month-end finance receivables throughout the period.
(2)
Average indebtedness represents the average outstanding borrowings at day-end under the Credit Facility throughout the period. Average indebtedness does not include the PPP loan.
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

The Company continues to focus on selecting the right markets to have branch locations. As of December 31, 2021, the Company operated brick and mortar branch locations in 18 states — Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Wisconsin. The Company also originated business in its expansion states of Kansas without a physical branch in such markets.

The Company is currently licensed to provide Direct Loans in 14 states— Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee. The Company solicits current and former customers in these states for the purpose of providing Direct Loans to such customers, and intends to continue the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 8% and 15% of its total portfolio for the foreseeable future.

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). Beginning March 31, 2018, the Company allocated a specific reserve using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $77,000 and $118,000 for these accounts as of December 31, 2021 and December 31, 2020, respectively.

The provision for credit losses increased to $1.7 million for the three months ended December 31, 2021 as compared to $0.7 million for the three months ended December 31, 2020. A smaller provision for credit losses taken during the three months ended December 31, 2020 was attributable to an alignment of total loss reserves with the declining trend of net charge-off percentage (see note 5 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage).

Net charge-offs decreased to 4.70% for the fiscal year ended December 31, 2021 from 5.94% for the fiscal year ended December 31, 2020, primarily resulting from the Company‘s active management of the portfolio. The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2021 was 10.28%, a decrease from 11.49% as of December 31, 2020. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2021 was 4.28%, a decrease from 5.23% as of December 31, 2020. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by the Company’s continued focus on local branch-based servicing. Based on these actions, improving servicing, and stricter underwriting policies, management has seen improvements in the delinquency rates.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For further information on deferrals, please see the disclosure under “COVID-19” above.

Three months ended December 31, 2021 compared to three months ended December 31, 2020

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 7.6% to $12.2 million for the three months ended December 31, 2021, from $13.2 million for the three months ended December 31, 2020. The decrease was primarily due to a 8.3% decrease in average finance receivables to $176.9 million for the three months ended December 31, 2021, when compared to $193.0 million for the corresponding period ended December 31, 2020. The decrease in finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its strategic focus of financing primary transportation to and from work for the subprime borrower. Continuing this operating strategy allowed us, despite continuing competitive pressure, to acquire Contracts at similar yields (albeit lower discounts) during the three months ended December 31, 2021, compared to the corresponding period ended December 31, 2020, although the combined effect of the same average yield and lower discount could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield increased to 27.67% for the three months ended December 31, 2021, compared to 27.32% for the three months ended December 31, 2020. The net portfolio yield decreased to 17.97% for the three months ended December 31, 2021, compared to 22.98% for the three months ended December 31, 2020. The net portfolio yield decreased primarily due to the increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses increased to $8.9 million for the three months ended December 31, 2021 compared to $7.4 million for the three months ended December 31, 2020. The increase in operating expenses was primarily attributed to administrative, salaries and employee benefits expenses. Operating expenses as a percentage of average finance receivables, increased to 20.04% for the three months ended December 31, 2021 from 15.35% for the three months ended December 31, 2020 due to a proportionally greater decline in finance receivables.

Provision Expense

The provision for credit losses increased to $1.7 million for the three months ended December 31, 2021 from $0.7 million for the three months ended December 31, 2020. A smaller provision for credit losses taken during the three months ended December 31, 2020 was attributable to an alignment of total loss reserves with the rapidly declining trend of net charge-off percentage.

Interest Expense

Interest expense was $2.6 million for the three months ended December 31, 2021, of which the Company recognized approximately $1.9 million of interest expense related to previously incurred but unamortized debt issuance costs on the extinguishment of the Ares credit facility, and $1.4 million for the three months ended December 31, 2020. The following table summarizes the Company’s average cost of borrowed funds, exclusive of debt origination costs:

	Three months ended December 31,
	2021	2020
Variable interest under the Line of Credit facility	0.41%	1.93%
Credit spread under the Line of Credit facility	2.82%	3.75%
Average cost of borrowed funds	3.23%	5.68%

SOFR rates have decreased to 0.05%, which represents the one-month SOFR rate as required under our Wells Fargo Credit Facility, as of December 31, 2021 compared to 0.14%, which represents the one-month LIBOR rate as required under our Line of Credit, as of December 31, 2020. For further discussions regarding interest rates see “Note 5—Credit Facility”.

Income Taxes

The Company recorded an income tax benefit of approximately $209,000 for the three months ended December 31, 2021 compared to income tax expense of approximately $1,190,000 for the three months ended December 31, 2020. The Company’s effective tax rate decreased to 22.9% for the three months ended December 31, 2021 from 23.9% for the three months ended December 31, 2020.

Nine months ended December 31, 2021 compared to nine months ended December 31, 2020

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, decreased 9.6% to $37.4 million for the nine months ended December 31, 2021 from $41.4 million for the nine months ended December 31, 2020. The decrease was primarily due to 12.1% decrease in average finance receivables to $179.3 million for the nine months ended December 31, 2021 when compared to $204.0 million for the corresponding period ended December 31, 2020. The decrease in average finance receivables was primarily the result of a reduction in the aggregate dollar amount and volume of Contracts purchased, as the Company continued implementing its renewed strategic focus of financing primary transportation to and from work for the subprime borrower. This shift in focus also allowed us to acquire Contracts at higher yields during the nine months ended December 31, 2021 compared to acquisitions during the corresponding period ended December 31, 2020, although the increase in average yield could not entirely offset the reduction in the aggregate dollar amount of Contracts purchased.

The gross portfolio yield increased to 27.81% for the nine months ended December 31, 2021, compared to 27.06% for the nine months ended December 31, 2020. The net portfolio yield increased to 21.32% for the nine months ended December 31, 2021 compared to 19.43% for the nine months ended December 31, 2020, respectively. The net portfolio yield increased primarily due to a decrease in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses increased to approximately $25.1 million for the nine months ended December 31, 2021 from approximately $22.9 million for the nine months ended December 31, 2020. Operating expenses as a percentage of average finance receivables increased to 18.7% for the nine months ended December 31, 2021 from 15.0% for the nine months ended December 31, 2020. These increased percentages were attributed to an increase in administrative, and salaries and employee benefits expense as well as a decrease in the average finance receivables balances.

Provision Expense

The provision for credit losses decreased to $3.8 million for the nine months ended December 31, 2021 from $7.0 million for the nine months ended December 31, 2020, largely due to a 12.1% decrease in the average finance receivables and a decrease in the net charge-off percentage to 4.7% for the nine months ended December 31, 2021 from 5.9% for the nine months ended December 31, 2020.

Interest Expense

Interest expense was $4.9 million for the nine months ended December 31, 2021, of which the Company recognized approximately $1.9 million of interest expense related to previously incurred but unamortized debt issuance costs on the extinguishment of the Ares credit facility, and $4.7 million for the nine months ended December 31, 2021. The following table summarizes the Company’s average cost of borrowed funds, exclusive of debt origination costs:

	Nine months ended December 31,
	2021	2020
Variable interest under the Line of Credit facility	0.80%	1.77%
Credit spread under the Line of Credit facility	3.44%	3.75%
Average cost of borrowed funds	4.24%	5.52%

Income Taxes

The Company recorded an income tax expense of approximately $926,000 for the nine months ended December 31, 2021 compared to income tax expense of approximately $1,711,000 for the nine months ended December 31, 2020. The Company’s effective tax rate increased to 26.0% for the nine months ended December 31, 2021 from 20.9% for the nine months ended December 31, 2020.

Contract Procurement

As of December 31, 2021, the Company purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the three-month periods ended December 31, 2021 and 2020, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of December 31,	Three months ended December 31,		Nine months ended December 31,
	2021	2021	2020	2021	2020
State	Number of branches	Net Purchases (In thousands)		Net Purchases (In thousands)
FL	11	$3,388	$3,549	$9,621	$11,585
OH	6	2,539	2,466	8,677	7,517
GA	5	2,247	2,126	7,664	7,590
KY	3	1,003	1,023	3,802	3,225
MO	2	1,135	1,022	3,920	3,264
NC	3	1,752	862	4,710	3,138
IN	2	1,071	547	3,150	2,149
SC	3	1,376	611	3,587	2,812
AL	2	911	728	2,695	1,702
MI	2	800	510	2,103	1,506
NV	1	557	378	1,751	978
TN	1	486	636	1,449	1,954
IL	1	356	267	1,102	681
PA	1	622	272	1,354	819
TX	1	516	-	1,178	-
WI	1	312	88	832	155
ID	1	186	169	560	256
UT	1	69	17	300	43
AZ	-	154	-	210	-
KS	-	-	14	-	14
Total	47	$19,480	$15,285	$58,665	$49,388

	Three months ended December 31, (Purchases in thousands)		Nine months ended December 31, (Purchases in thousands)
Contracts	2021	2020	2021	2020
Purchases	$19,480	$15,285	$58,665	$49,388
Average APR	23.1%	23.4%	23.1%	23.5%
Average discount	6.8%	7.5%	6.8%	7.4%
Average term (months)	47	46	47	46
Average amount financed	$11,228	$10,307	$10,906	$10,132
Number of Contracts	1,735	1,483	5,389	4,878

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended December 31, (Originations in thousands)		Nine months ended December 31, (Originations in thousands)
Originated	2021	2020	2021	2020
Purchases/Originations	$8,505	$4,605	$21,282	$10,864
Average APR	31.8%	30.9%	30.6%	29.6%
Average term (months)	24	22	25	24
Average amount financed	$3,661	$3,641	$4,173	$4,054
Number of loans	2,282	1,265	5,186	2,744

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31, (In thousands)
	2021	2020
Cash provided by (used in):
Operating activities	$1,824	$8,266
Investing activities	6,835	26,845
Financing activities	(35,106)	(30,534)
Net (decrease) increase in cash	$(26,447)	$4,577

The Company’s primary use of working capital for the quarter ended December 31, 2021 was, and for the foreseeable future will continue to be, funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Company’s credit facility.

On November 5, 2021, NFI and its direct parent, Nicholas Data Services, Inc. (“NDS” and collectively with NFI, the “Borrowers”), entered into a senior secured credit facility (the “Credit Facility”) pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “Credit Agreement”). The Ares Credit Facility was paid off in connection with entering into the Credit Facility.

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

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan, but there can be no assurance that the Company will obtain any forgiveness of the PPP Loan. The Company submitted the forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. On December 27, 2021 SBA informed the Company that forgiveness in the amount of $0.00 is appropriate. The Company filed an appeal with SBA on January 5, 2022. The Company cannot predict whether the appeal will be successful. While the Company awaits the SBA response to the appeal, the loan payments are deferred.

Unless the Company is successful on appeal, the outstanding principal balance plus accrued and unpaid interest (accruing at the rate of 1.00% per annum) is due on May 22, 2022. The PPP Loan is unsecured. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The related promissory note contains events of default and other provisions customary for a loan of this type.

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

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended December 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
October 1, 2021 to October 31, 2021	-	$-	-	$5,574
November 1, 2021 to November 30, 2021	-	-	-	5,574
December 1, 2021 to December 31, 2021	6	11.35	6	5,506
Total	6	$11.35	6

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

10.1*

Loan and Security Agreement, dated as of November 5, 2021, by and among Wells Fargo Bank, N.A., as agent, the lenders that are parties thereto, and Nicholas Financial, Inc. and Nicholas Data Services, Inc., as borrowers

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

* Incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K, dated as of November 5, 2021,Loan and Security Agreement, by and among Wells Fargo Bank, N.A., as agent, the lenders that are parties thereto, and Nicholas Financial, Inc. and Nicholas Data Services, Inc., as borrowers.

1 This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: February 9, 2022	/s/ Douglas Marohn
Douglas Marohn
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2022	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)