Form 10-K
period 2022-03-31
NICHOLAS FINANCIAL INC
filed 2022-06-24
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on September 30, 2021, was approximately $93.2 million.

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2022 was approximately 12.7 million shares, no par value (of which approximately 5.1 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and approximately 7.6 million shares were entitled to vote).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2022 Annual General Meeting of Shareholders are incorporated by reference in Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (this “Report” or “Annual Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “will,” “may,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc. and its subsidiaries (collectively the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Annual Report may include, without limitation: (1) the projected impact of the novel coronavirus disease (“COVID-19”) outbreak on our customers and our business, (2) projections of revenue, income, and other items relating to our financial position and results of operations, (3) statements of our capital allocation plans, particularly alternatives for future use of excess equity capital, (4) statements of other plans, objectives, strategies, goals and intentions, (5) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (6) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

•
legal and tax complexities surrounding our corporate structure as a British Columbia company with primarily U.S. shareholders and exclusively U.S. operations;
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

Nicholas Financial-Canada, Nicholas Financial, NDS, and NF Funding I are hereafter collectively referred to as the “Company”.

All financial information herein is designated in United States dollars. References to “fiscal 2022” are to the fiscal year ended March 31, 2022 and references to “fiscal 2021” are to the fiscal year ended March 31, 2021.

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

Operating Strategy

The Company remains committed to its branch-based model and its core product of financing primary transportation to and from work for the subprime borrower through the local independent automobile dealership. The Company strategically employs the use of centralized servicing departments to supplement the branch operations and improve operational efficiencies, but its focus is on its core business model of decentralized operations. The Company’s strategy also includes risk-based pricing (rate, yield, advance, term, collateral value) and a commitment to the underwriting discipline required for optimal portfolio performance. The Company’s principal goals are to increase its profitability and its long-term shareholder value. During fiscal 2022, the Company focused on the following items:

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
•
continuing working expansion in two ways, through the Virtual Servicing Center and buying a new market from an existing host branch. We are currently doing this for Augusta GA, Northern Indiana, and Greenville NC. Expansion is a crucial piece to our long-term growth.

•
putting a larger focus on technology to help us price our indirect product correctly. This will allow us to be more aggressive and capture the business that has a proven track record of paying. We have several test markets using this pricing and will be gathering more data before we launch companywide.
•
increasing its direct lending text campaigns from semi-annually to quarterly, expanding live checks to new customers with credit bureau providers beginning in FY 2022, developing sales finance programs to local stores, and investing in new direct loan products with competitive pricing and collateral requirements. All these enhancements will help generate more customers and revenue.

The Company also focused on selecting the right markets to have branch locations. As of March 31, 2022, the Company operated brick and mortar branch locations in 18 states — Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin. The Company also originated business in its expansion state of Arizona without a physical branch in such markets.

In fiscal 2022, the Company did not initiate any new restructuring activities.

In fiscal 2022, the Company expanded the branch network with the opening of branches in Boise, Idaho and Houston, Texas. The Company also expanded through the Virtual Servicing Center in Augusta, Georgia, Northern Indiana, and Greenville, North Carolina. Although the Company cannot assert how many new markets it will enter (if any) in the foreseeable future, it does remain focused on growing the branch network where conditions are favorable.

During fiscal 2022, the Company completed bulk portfolio purchases for a total of $3.1 million, with $1.2 million in the first quarter, $0.6 million in the second quarter, $1.1 million in the third quarter, and $0.2 million in the fourth quarter, respectively. The Company plans to consider more bulk portfolio purchases when favorable opportunities present themselves.

During fiscal 2021, the Company completed bulk portfolio purchases for a total of $1.4 million, with $0.3 million in the first quarter, $0.7 million in the third quarter, and $0.4 million in the fourth quarter, respectively.

The Company is currently licensed to provide Direct Loans in 14 states — Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee. The Company solicits current and former customers in these states for the purpose of providing Direct Loans to such customers, and intends to continue the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 10% and 15% of its total portfolio for the foreseeable future.

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

As of the date of this Annual Report, the Company’s automobile finance programs are conducted in 18 states through a total of 47 branch offices located in the states of Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin. (Arizona is an expansion state with no local branch office). The Company acquires Contracts in these states through its virtual expansion office operations based in the Charlotte, North Carolina Corporate location. As of March 31, 2022, the Company had non-exclusive agreements with approximately 13,000 dealers, of which approximately 9,000 were active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the contract is complete and executed. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company, the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

A customer under a Contract typically makes a down payment, in the form of cash and/or trade-in, ranging from 5% to 35% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts, GAP waiver coverage, roadside assistance plans, credit disability insurance and/or credit life insurance are generally financed over a period of 12 to 60 months. At approximately the time of origination, the Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Company refers to the difference between the negotiated price and the original principal amount being financed as the dealer discount. The amount of the dealer discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company has recommitted to maintaining pricing discipline and therefore places less emphasis on competition when pricing the discount. Generally, the Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract, with the typical average discount being between 6.00% and 8.00%. As of March 31, 2022, the Company’s indirect loan portfolio consisted of Contracts purchased from a dealer or acquired through a bulk acquisition. Such Contracts are purchased without recourse to the dealer, however each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle. The Company’s policy is to only purchase a Contract after the dealer has provided the Company with the requisite proof that (a) the Company has a first priority lien on the financed vehicle (or the Company has, in fact, perfected such first priority lien), (b) the customer has obtained the required collision insurance naming the Company as loss payee with a deductible of not more than $1,000 and (c) the Contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and commences servicing the Contract.

Contract Procurement

The Company purchased Contracts in the states listed in the table below during the periods indicated. The Contracts purchased by the Company are predominantly for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2022 was a 2012 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables on Contracts purchased within the respective fiscal year:

	Maximum allowable interest	Number of Branches on	Fiscal year ended March 31, (In thousands)
State	rate (1)	March 31, 2022	2022	2021
Alabama	18-36%(2)	2	$4,121	$2,534
Arizona	(2)	-	343	-
Florida	18-30%(3)	11	13,886	16,268
Georgia	18-30%(3)	5	11,007	11,129
Idaho	(2)	1	828	418
Illinois	(2)	1	1,632	1,128
Indiana	25%	2	4,878	3,259
Kansas	(2)	-	-	14
Kentucky	18-25%(3)	3	5,458	4,890
Michigan	25%	2	2,947	2,508
Missouri	(2)	2	5,459	4,759
Nevada	(2)	1	2,434	1,567
North Carolina	18-29%(3)	3	6,997	4,586
Ohio	25%	6	12,495	11,636
Pennsylvania	18-21%(3)	1	2,441	1,359
South Carolina	(2)	3	5,432	4,545
Tennessee	(2)	1	2,046	2,518
Texas	18-23%(3)	1	1,762	307
Utah	(2)	1	460	243
Wisconsin	(2)	1	1,178	357
Total		47	$85,804	$74,025

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

The following table presents selected information on Contracts purchased by the Company:

	Fiscal year ended March 31, (Purchases in thousands)
Contracts	2022	2021
Purchases	$85,804	$74,025
Average APR	23.1%	23.4%
Average dealer discount	6.9%	7.5%
Average term (months)	47	46
Average loan	$11,002	$10,135
Number of Contracts purchased	7,793	7,307

Direct Loans

The Company currently originates Direct Loans in Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee. Direct Loans are loans originated directly between the Company and the consumer. These loans are typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made during fiscal 2022 by the Company had an initial principal balance of approximately $4,300. The Company does not expect the average loan size to increase significantly within the foreseeable future. Most of the Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than our typical Contract due to the customer’s payment history with the Company, as well as their established relationship with the local branch staff. The Company does not have a Direct Loan license in Idaho, Nevada, Texas, Utah, or Wisconsin, and none is presently required in Georgia provided that the original principal balance of the loan is greater than $3,000. The size of the loan and maximum interest rate that may be (and is) charged varies from state to state. The Company considers the individual’s income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan as the primary factors in determining whether an applicant will receive an approval for such loan. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the collection experience of the borrower under the Contract is a significant factor in making the underwriting decision. The Company’s Direct Loan program was implemented in April 1995 and accounted for approximately 12% of the Company’s annual consolidated revenues during the year ended March 31, 2022.

In connection with its Direct Loan program, the Company also makes available credit disability insurance, credit life insurance, and involuntary unemployment insurance coverage to customers through unaffiliated third-party insurance carriers. Approximately 69% of the Direct Loans outstanding as of March 31, 2022 elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance to the customer, which includes a commission for the Company, is included in the amount financed by the customer.

The following table presents selected information on Direct Loans originated by the Company:

	Fiscal year ended March 31, (Originations in thousands)
Direct Loans	2022	2021
Originations	$28,740	$14,148
Average APR	30.5%	29.6%
Average term (months)	26	25
Average loan	$4,307	$4,131
Number of contracts originated	6,770	3,497

Underwriting Guidelines

The Company’s typical customer has a credit history that fails to meet the lending standards of most banks and credit unions. Some of the credit problems experienced by the Company’s customers that resulted in a poor credit history include but are not limited to: prior automobile account repossessions, unpaid revolving credit card obligations, unpaid medical bills, unpaid student loans, prior bankruptcy, and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

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

After reviewing the information included in the Contract or Direct Loan application and taking the other factors into account, the Company’s loan origination system categorizes the customer using internally developed credit classifications from “1,” indicating higher creditworthiness, through “4,” indicating lower creditworthiness. Contracts are financed for individuals who fall within all four acceptable rating categories utilized, “1” through “4”. Usually a customer who falls within the two highest categories (i.e., “1” or “2”) is purchasing a two to five-year old, lower mileage used automobile, while a customer in any of the two lowest categories (i.e., “3,” or “4”) usually is purchasing an older, higher mileage automobile from an independent used automobile dealer.

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

Computerized Information System

All Company personnel are provided with real-time access to information. The Company has purchased specialized programs to automate the tracking of Contracts and Direct Loans from inception. The Company’s computer network encompasses both its corporate headquarters and its branch office locations. See “Monitoring and Enforcement of Contracts” above for a summary of the different reports prepared by the Company.

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Increased competition for the purchase of Contracts enables automobile dealers to shop for the best price, which can result in an erosion in the dealer discounts from the initial principal amounts at which the Company is willing to purchase Contracts and higher advance rates. However, the Company instead focuses on purchasing Contracts that are priced to reflect the inherent risk level of the Contract, and sacrifices loan volume, if necessary, to maintain that pricing discipline. For the fiscal year ended March 31, 2022, the Company’s average dealer discount on Contracts purchased decreased to 6.9%, compared to 7.5% for the fiscal year ended March 31, 2021. The table below shows the number and principal amount of Contracts purchased, average amount financed, average term, and average APR and discount for the periods presented:

Key Performance Indicators on Contracts Purchased
(Purchases in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average	Average
/Quarter	Purchased	Purchased#	Financed*^	APR*	Discount%*	Term*
2022	7,793	$85,804	$11,002	23.1%	6.9%	47
4	2,404	27,139	11,289	22.9%	6.9%	47
3	1,735	19,480	11,228	23.1%	6.8%	47
2	1,707	18,880	11,061	23.0%	6.7%	47
1	1,947	20,305	10,429	23.2%	7.0%	46
2021	7,307	$74,025	$10,135	23.4%	7.5%	46
4	2,429	24,637	10,143	23.2%	7.5%	46
3	1,483	15,285	10,307	23.4%	7.5%	46
2	1,709	17,307	10,127	23.5%	6.8%	46
1	1,686	16,796	9,962	23.5%	8.0%	46
2020	7,647	$76,696	$10,035	23.4%	7.9%	47
4	1,991	19,658	9,873	23.5%	7.9%	46
3	1,753	17,880	10,200	23.3%	7.6%	47
2	2,011	20,104	9,997	23.5%	7.9%	46
1	1,892	19,054	10,071	23.4%	8.3%	47
2019	7,684	$77,499	$10,086	23.5%	8.2%	47
4	2,151	21,233	9,871	23.5%	8.0%	46
3	1,625	16,476	10,139	23.5%	8.1%	47
2	1,761	17,845	10,133	23.5%	8.4%	47
1	2,147	21,945	10,221	23.7%	8.3%	48

Key Performance Indicators on Direct Loans Originated
(Originations in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average
/Quarter	Originated	Originated#	Financed*^	APR*	Term*
2022	6,770	$28,740	$4,307	30.5%	26
4	1,584	7,458	4,708	30.0%	27
3	2,282	8,505	3,727	31.8%	24
2	1,588	7,040	4,433	30.0%	26
1	1,316	5,737	4,359	30.1%	25
2021	3,497	$14,148	$4,131	29.6%	25
4	753	3,284	4,362	29.6%	25
3	1,265	4,605	3,641	30.9%	22
2	924	3,832	4,147	29.2%	25
1	555	2,427	4,373	28.7%	26
2020	3,142	$12,638	$4,017	28.2%	25
4	720	3,104	4,310	28.6%	25
3	1,137	4,490	3,949	28.4%	24
2	739	2,988	4,043	27.4%	25
1	546	2,056	3,765	28.2%	24
2019	1,918	$7,741	$4,036	26.4%	25
4	236	1,240	4,654	27.3%	24
3	738	2,999	4,063	25.9%	25
2	495	1,805	3,646	26.5%	25
1	449	1,697	3,779	25.7%	28
*Each average included in the tables is calculated as a simple average.
^Average amount financed is calculated as a single loan amount.
#Bulk portfolio purchase excluded for period-over-period comparability.

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends in part upon the Company maintaining close business relationships with dealers of used and new vehicles. No single dealer out of the approximately 9,000 dealers with which the Company currently has active contractual relationships represents a significant amount of the Company’s business volume for any of the fiscal years ended March 31, 2022 or 2021.

Regulation

The Company’s financing operations are subject to regulation, supervision and licensing under many federal, state and local statutes, regulations and ordinances. Additionally, the procedures that the Company must follow regarding the repossession of vehicles securing Contracts are regulated by each of the states in which the Company does business. Accordingly, the laws of such states, as well as applicable federal law, govern the Company’s operations. The following constitute certain of the existing federal, state and local statutes, regulations and ordinances with which the Company must comply:

•
State consumer regulatory agency requirements. Pursuant to state regulations, on-site or off-site examinations can be conducted for any of our locations. Examinations monitor compliance with applicable regulations. These regulations include, but are not limited to: licensure requirements; requirements for maintenance of proper records; payment of required fees; maximum interest rates that may be charged on loans to finance used vehicles; and proper disclosure to customers regarding financing terms.
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

In July 2020, the CFPB rescinded provisions of the Rule governing the ability to repay requirements. Currently, the payment requirements are scheduled to take effect in June 2022. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

Human Capital Resources

The Company’s management and various support functions are centralized at the Company’s corporate headquarters in Clearwater, Florida. As of March 31, 2022, the Company employed a total of 278 persons, of which 51 persons were employed at the Company’s Clearwater and Charlotte Corporate offices. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

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

In fiscal year 2022, we also focused on and invested in maintaining the health and safety of our employees in the midst of the COVID-19 pandemic.

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

The outbreak of the global pandemic of COVID-19 and resultant economic effects of preventative measures taken across the United States and worldwide have been weighing on the macroeconomic environment, negatively impacting consumer confidence, employment rates and other economic indicators that contribute to consumer spending behavior and demand for credit. The extent to which COVID-19 impacts our business, results of operations and financial condition will continue to depend on factors outside of our control, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the outbreak in light of different levels of vaccination across the globe and new variants of the virus or additional waves of cases, its severity, actions to contain the virus or treat its impact, and whether the recently observable resumption of pre-pandemic economic and operating conditions in the United States can continue in light of inflationary pressure and higher insurance costs. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Additionally, many of the other risk factors described below are heightened by the effects of the COVID-19 pandemic and related economic conditions, which in turn could materially adversely affect our business, financial condition, results of operations, access to financing and liquidity.

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

Our consolidated net income for the year ended March 31, 2022 was $3.0 million as compared to net income of $8.4 million for the year ended March 31, 2021. Our profitability depends, to a material extent, on the performance of contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because substantially all of our Contracts and Direct Loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due primarily to their credit history. Contracts and Direct Loans made to these individuals generally entail a higher risk of delinquency, default, repossession, and higher losses than loans made to consumers with better credit.

Our underwriting standards and collection procedures may not offer adequate protection against the risk of default, especially in periods of economic uncertainty. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding Contract or Direct Loan balance and costs of recovery.

Our ability to accurately forecast performance and determine an appropriate provision and allowance for credit losses is critical to our business and financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the portfolio, the composition of the portfolio, specific impaired Contracts and Direct Loans, and current economic conditions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimate” in Item 7 of this Form 10-K and which is incorporated herein by reference.

There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, such as is the case currently, accurately forecasting the performance of Contract and Direct Loans is more difficult. Our allowance for losses is an estimate, and if actual Contract and Direct Loan losses are materially greater than our allowance for losses, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected. For example, uncertainty surrounding the continuing economic impact of COVID-19 and the indirect effects of the conflict between Russia and Ukraine, whether through increases in the price of gasoline and other consumer goods or otherwise, on our customers has made historical information on credit losses slightly less reliable in the current environment, and there can be no assurances that we have accurately estimated loan losses.

Other than limited representations and warranties made by dealers in favor of the Company, Contracts are purchased from the dealers without recourse, and we are therefore only able to look to the borrowers for repayment.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. For smaller reporting companies like us, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, the Company believes the adoption of this ASU will likely have a material effect and is expected to increase the overall allowance for credit losses.

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
•
the quality of service provided.

Our ability to compete effectively with other companies offering similar financing arrangements depends in part on our ability to maintain close relationships with dealers of used and new vehicles. We may not be able to compete successfully in this market or against these competitors. In recent years, it has become increasingly difficult for the Company to match or exceed pricing of its competitors, which has generally resulted in declining Contract acquisition rates during the 2021 and 2022 fiscal years.

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. As new and existing providers of consumer financing have undertaken to penetrate our targeted market segment, we have experienced increasing pressure to reduce our interest rates, fees and dealer discounts. The Company’s average dealer discount on Contracts purchased for the fiscal years ended March 31, 2022 and 2021 was 6.9% and 7.5%, respectively. The Company’s average APR on Contracts purchased for the fiscal years ended March 31, 2022 and 2021, was 23.1% and 23.4%, respectively. These competitive factors continue to exist and may impact our ability to secure quality loans on our preferred terms in significant quantities.

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

On November 4, 2021, we entered into a new senior secured credit facility (the “Credit Facility”). Our ability to access capital through our Credit Facility, or undertake a future facility, or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:

•
Conditions in the securities and finance markets generally;
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

The Credit Facility’s loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of assets. Such loan documents also restrict the Company’s ability to make distributions to its shareholders, enter into certain fundamental transactions, or make bulk purchases of receivables. If an event of default occurs, the lenders could increase borrowing costs, restrict our ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Credit Facility or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the lenders terminate the Credit Facility following the occurrence of an event of default under the loan documents, or we prepay the loan and terminate the Credit Facility prior to the Maturity Date, then the Borrowers are obligated to pay a termination or prepayment fee in an amount equal to a percentage of $175,000,000, calculated as 2% if the termination or prepayment occurs during year one, 1% if the termination or repayment occurs during year two, and 0.5% if the termination or prepayment occurs thereafter.

Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.

As of March 31, 2022, we had aggregate outstanding indebtedness, under our Credit Facility of $55.0 million compared to $88.3 million under the predecessor facility as of March 31, 2021. This level of indebtedness could:

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
•
Increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because our borrowings are at variable rates of interest); and
•
Place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates which, as a result, may be better positioned to withstand economic downturns.

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan. The Company submitted a forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. On December 27, 2021 SBA informed the Company that no forgiveness was granted. The Company filed an appeal with SBA on January 5, 2022. On May 6, 2022 the Office of Hearing and Appeals SBA (OHA) rendered a decision to deny the appeal. The Company subsequently repaid the outstanding principal of $3,243,900 plus accrued and unpaid interest of $64,518 on May 23, 2022.

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

Currently, due to a number of factors including the ongoing conflict between Russia and Ukraine and supply chain problems caused in part by the COVID-19 pandemic, the global economy is experiencing inflationary pressures not seen in a significant period of time. We cannot predict the timing or the duration of any inflation. More specifically, we cannot predict whether the inflationary pressure will reduce our interest rate spread and therefore our profitability.

We monitor the interest rate environment and, on occasion, enter into interest rate swap agreements relating to a portion of our outstanding debt. Such agreements effectively convert a portion of our floating-rate debt to a fixed-rate, thus reducing the impact of interest rate changes on our interest expense. However, we have not recently entered into new arrangements. We will continue to evaluate interest rate swap pricing and we may or may not enter into interest rate swap agreements in the future.

We have recently experienced turnover in our senior management. The loss of our key executives could have a material adverse effect on our business.

On May 6, 2022, the President and Chief Executive Officer of Nicholas Financial, Inc. (the “Company”) informed the Board of Directors of the Company (the “Board”) of his intention to resign his position as President and Chief Executive Officer, and to retire from the Board, in each case, effective as of May 9, 2022.

On May 10, 2022, the Company entered into a separation and release of claims agreement with the previous CEO. Pursuant to the agreement, the previous CEO’s resignation was effective as of May 9, 2022. In addition to unpaid salary and accrued vacation pay through May 9, 2022, the previous CEO is entitled to receive a severance payment of $131,250 and continuation of COBRA benefits for 4.5 months. His restricted stock awards continue to be governed by the award agreements for each award, with all unvested restricted stock forfeited. The separation and release of claims agreement contains a one year non-compete provision, and prohibits the previous CEO from soliciting customers for one year and Company employees for two years.

On May 9, 2022, the Board appointed a new Interim Chief Executive Officer, effective immediately. The Interim CEO has worked at the Company for more than 20 years. Prior to his appointment, the Interim CEO served as Vice President of Branch Operations for the Company since April 2021, as Divisional Vice President from June 2018 until April 2021, as District Manager from December 2010 until June 2018, and as Branch Manager from December 2001 until December 2010.

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

We are subject to changes in general economic conditions that are beyond our control. During periods of economic uncertainty, such as has existed for much of the past years, delinquencies, defaults, repossessions, and losses generally increase, absent offsetting factors. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans are higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in our servicing income. No assurances can be given that our underwriting criteria and collection methods to manage the higher risk inherent in loans made to non-prime borrowers will afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions, or losses, or increased servicing costs could have a material adverse effect on our business and financial condition.

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

In 2017, the CFPB adopted rules applicable to payday, title and certain high cost installment loans. The rules address the underwriting of covered short-term loans and longer-term balloon-payment loans, including payday and vehicle title loans, as well as related reporting and recordkeeping provisions. These provisions have become known as the “mandatory underwriting provisions” and include rules for lenders to follow to determine whether or not consumers have the ability to repay the loans according to their terms. Implementation of the rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Additionally, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products, or adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance. The CFPB could also implement rules that limit our ability to continue servicing our financial products and services.

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

In July 2020, the CFPB rescinded provisions of the Rule governing the ability to repay requirements. Currently, the payment requirements are scheduled to take effect in June 2022. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

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

The average daily trading volume of our common shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2022 was approximately 9,100 shares, which makes ours a thinly traded stock. Thinly traded stocks pose several risks for investors because they have wider spreads and less displayed size than other stocks that trade in higher volumes or an active trading market. Other risks posed by thinly traded stocks include difficulty selling the stock, challenges attracting market makers to make markets in the stock, and difficulty with financings. Our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may also have a significant impact on the market price of our common shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. These risks could affect a shareholder’s ability to sell their shares at the volumes, prices, or times that they desire.

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

In fiscal 2021, we remediated each of the two material weaknesses that were previously identified and were disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. See "Item 9A. Controls and Procedures—Remediation of Material Weaknesses."

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its corporate headquarters and branch office facilities. The Company’s headquarters, located at 2454 McMullen Booth Road, Building C, in Clearwater, Florida, consist of approximately 14,900 square feet of office space leased at an annual rate of approximately $15.58 per square foot. The current lease relating to this space was entered into effective April 1, 2015 and expires on March 31, 2023. The Company’s central business operations hub, located at 3600 Arco Corporate Drive, Charlotte, North Carolina 28273, consist of approximately 8,400 square feet of office space leased at an annual rate of approximately $25.65 per square foot. The current lease relating to this space was entered into effective August 1, 2021 and expires on February 28, 2029.

As of March 31, 2022, each of the Company’s 47 branch offices located in Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin consists of approximately 1,700 square feet of office space (Idaho and Texas are expansion states with no local branch office). The Company acquires Contracts in Idaho and Texas through its virtual expansion office operations based in the Charlotte, North Carolina corporate location. These offices are located in office parks, shopping centers, or strip malls and are occupied pursuant to leases with an initial term of one to five years at annual rates ranging from approximately $4.00 to $33.00 per square foot. The Company believes that these facilities and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

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

As of June 10, 2022, there were approximately 117 holders of record of the Company’s common shares.

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

Unregistered Sales of Equity Securities and Use of Proceeds

The tables below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the final three months of Fiscal Year 2022:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
January 1, 2022 to January 31, 2022	13	$11.44	13	$5,357
February 1, 2022 to February 28, 2022	17	11.32	17	5,165
March 1, 2022 to March 31, 2022	10	10.92	10	$5,056
Total	40	$11.26	40

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada currently conducts its business activities exclusively through a wholly-owned indirect Florida subsidiary, Nicholas Financial. Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, Nicholas Financial also originates direct consumer loans (“Direct Loans”) and sells consumer-finance related products. Nicholas Financial’s financing activities represent a primary source of consolidated revenue for the fiscal years ended March 31, 2022 and 2021. A second Florida subsidiary, Nicholas Data Services, Inc. (“NDS”), serves as an intermediate holding company for Nicholas Financial. In addition, NF Funding I, LLC (“NF Funding I”) is a wholly-owned, special purpose financing subsidiary of Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial, NDS, and NF Funding I are collectively referred to herein as the “Company”.

Introduction

The Company’s consolidated revenues decreased from $54.2 million for the fiscal year ended March 31, 2021 to $49.8 million for the fiscal year ended March 31, 2022. The Company’s diluted earnings per share decreased from $1.09 per share for the fiscal year ended March 31, 2021 to $0.39 per share for the fiscal year ended March 31, 2022. The Company’s operating income before income taxes decreased from $10.9 million for the year ended March 31, 2021 to $4.0 million for the year ended March 31, 2022. The $6.9 million decrease in profitability was primarily driven by a decrease in average finance receivables from $199.1 million to $178.7 million for the year ended March 31, 2021 and 2022, respectively, and the acceleration of unamortized debt issuance costs from the ARES facility (non-cash interest expense) in the amount of $1.9 million.

The Company’s consolidated net income decreased from $8.4 million for the fiscal year ended March 31, 2021 to $3.0 million for the fiscal year ended March 31, 2022.

The gross portfolio yield of the portfolio for the fiscal years ended March 31, 2022 and 2021 was 27.82% and 27.23%, respectively. For the years ended March 31, 2022 and 2021, the average dealer discount decreased from 7.5% to 6.9% primarily as a result of market conditions in the 2022 fiscal year. The APR (and therefore overall yield) on new purchases was consistent in fiscal 2022 and fiscal 2021, which was primarily driven by the Company’s continuing commitment to its core principles of disciplined underwriting and risk-based pricing.

Portfolio Summary	Fiscal Year ended March 31, (In thousands)
	2022	2021
Average finance receivables (1)	$178,686	$199,102
Average indebtedness (2)	$67,684	$107,615
Interest and fee income on finance receivables	49,779	54,211
Interest expense	5,366	5,980
Net interest and fee income on finance receivables	$44,348	$48,231
Gross portfolio yield (3)	27.86%	27.23%
Interest expense as a percentage of average finance receivables	3.00%	3.00%
Provision for credit losses as a percentage of average finance receivables	3.34%	3.64%
Net portfolio yield (3)	21.52%	20.59%
Operating expenses as a percentage of average finance receivables	19.25%	15.99%
Pre-tax yield as a percentage of average finance receivables(4)	2.27%	4.60%
Net charge-off percentage (5)	5.13%	6.16%
Finance receivables	$178,786	$184,237
Allowance percentage (6)	1.61%	3.34%
Total reserves percentage (7)	5.62%	7.49%

(1)
Average finance receivables represent the average of finance receivables throughout the period.
(2)
Average indebtedness represents the average outstanding borrowings under the Credit Facility throughout the period. Average indebtedness does not include the PPP loan.
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
(7)
Total reserves percentage represents the allowance for credit losses, unearned purchase price discount, and unearned dealer discounts divided by finance receivables outstanding as of ending balance sheet date

COVID-19

The expansion of unemployment benefits by the CARES Act, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 and the American Rescue Plan Act of 2021 to eligible individuals collectively had a beneficial effect on the Company. While pandemic unemployment assistance has been extended through September 6, 2021, the beneficial impact these benefits have had on the Company largely disappeared once its customers no longer qualified for such benefits. The Company continued to experience strong cash collections and experienced positive trending on gross charge-off balances for the twelve months ended March 31, 2021.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. Due to COVID-19, the Company allowed an additional deferment during fiscal year 2021, as a result the number of deferments increased at the beginning of the pandemic. For the years ended March 31, 2022 and 2021 the Company experienced an average monthly number of deferments of 255 and 696, respectively, which would represent approximately 1.0% and 2.6% of total Contracts and Direct

Loans, as of March 31, 2022 and 2021, respectively. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

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

Critical Accounting Estimates

A critical accounting estimate is an estimate that: (i) is made in accordance with generally accepted accounting principles, (ii) involves a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company’s financial condition or results of operations.

The Company’s critical accounting estimate relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses incurred in the existing portfolio. Because of the nature of the customers under the Company’s Contracts and Direct Loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative.

The Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and the adequacy of the allowance for credit losses. Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. This approach aligns with the Company’s lending policies and underwriting standards. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. During the fourth quarter of the fiscal year ended March 31, 2022, the Company made a change in the accounting estimate and began using a trailing twelve-month net charge-offs as a percentage of average finance receivables, and applying this percentage to ending finance receivables to estimate future probable credit losses. This approach better reflects the current trends of incurred losses within the portfolio and more closely aligns the allowance for credit losses with the portfolio’s performance indicators. Prior to the fourth quarter of the fiscal year ended March 31, 2022, the Company used a trailing six-month net charge-offs as a percentage of average finance receivables, annualized, and applied this percentage to ending finance receivables to estimate future probable losses for purposes of determining the allowance for credit losses. Using the prior methodology for estimating the allowance for credit losses would have resulted in higher provision expense of approximately $1.7 million. Management believes that estimating the allowance for credit losses using the trailing twelve-month charge-off analysis more accurately reflects portfolio performance adjusted for seasonality and encompasses historical collection practices. Under the current methodology the management continues to evaluate qualitative factors to support its allowance for credit losses. The Company examines the impact of macro-economic factors, such as year-over-year inflation, and changes in the value of underlying collateral and as a result incorporated an additional $0.9 million as a qualitative component amount to its current estimate of adequate reserves.

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

Fiscal 2022 Compared to Fiscal 2021

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, predominantly finance charge income, decreased to $49.8 million in fiscal 2022 as compared to $54.2 million in fiscal 2021. The average finance receivables totaled $178.7 million for the fiscal year ended March 31, 2022, a decrease of 10.2% from $199.1 million for the fiscal year ended March 31, 2021. Purchasing volume increased to $85.8 million in fiscal 2022 from $74.0 million in fiscal 2021. Purchasing volume increased from fiscal 2021 primarily as a result of our focus on training, developing, retaining good talent, while continuing to apply disciplined underwriting and risk-based pricing.

Competition continued to affect the Company’s ability to acquire Contracts at desired yields. The average APR on new Contract purchases was 23.1% for the fiscal year 2022 and 23.4% for the fiscal year 2021. Concurrently, the dealer discount on new Contract purchases decreased from 7.5% for fiscal year 2021 to 6.9% for fiscal year 2022, primarily as a result of competitive pressures. Overall, the Company maintains its strategy focused on risk-based pricing (rate, yield, advance, term, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance.

The gross portfolio yield increased to 27.9% for the fiscal year ended March 31, 2022 as compared to 27.2% for the fiscal year ended March 31, 2021. The gross portfolio yield increased primarily because the percentage decrease in average finance receivables exceeded the percentage decrease in interest and fee income on finance receivables.

The net portfolio yield increased to 21.5% for the fiscal year ended March 31, 2022 from 20.6% for the fiscal year ended March 31, 2021. The net portfolio yield increased primarily due to a decrease in the provision for credit losses as a percentage of finance receivables, as described under “Analysis of Credit Losses” below (although the provision for credit losses increased in absolute terms). Additionally, the Company recorded lower interest expenses for the fiscal year 2022, which also increased net portfolio yield.

Operating Expenses

Operating expenses increased to $34.4 million for the fiscal year ended March 31, 2022 compared to $31.8 million for the fiscal year ended March 31, 2021 as a result of increases across expense accounts, including but not limited to, professional/consulting fees, marketing, rent, and other identified expenses as a result of expansion efforts into new markets, the opening and staffing of our second corporate location, and a re-focusing on training and development of staff.

Interest Expense

Interest expense decreased to $5.4 million for the fiscal year ended March 31, 2022, as compared to $6.0 million for the fiscal year ended March 31, 2021, due to a decrease in average outstanding debt and lower interest rate. During third quarter of the fiscal year ended March 31, 2021 the Company recognized an acceleration of unamortized debt issuance costs (non-cash interest expense) related to the extinguishment of the ARES credit facility in the amount of $1.9 million as interest expense within the Consolidated Statements of Income. The average outstanding debt during the year ended March 31, 2022 decreased to $67.7 million from $107.6 million during the year ended March 31,

2021. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2022	2021
Variable interest under the line of credit and credit facility	0.63%	1.81%
Credit spread under the line of credit and credit facility	3.15%	3.75%
Average cost of borrowed funds	3.78%	5.56%

Analysis of Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the fiscal years ended March 31:

	For the year ended March 31, 2022
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$6,001	$153	$6,154
Provision for credit losses	4,210	1,755	5,965
Charge-offs	(13,515)	(980)	(14,495)
Recoveries	5,265	60	5,325
Balance at end of year	$1,961	$988	$2,949

	For the year ended March 31, 2021
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$10,433	$729	$11,162
Provision for credit losses	7,250	-	7,250
Charge-offs	(17,141)	(682)	(17,823)
Recoveries	5,459	106	5,565
Balance at end of year	$6,001	$153	$6,154

The Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and the adequacy of the allowance for credit losses. Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. This approach aligns with the Company’s lending policies and underwriting standards. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. During the fourth quarter of the fiscal year ended March 31, 2022, the Company made a change in the accounting estimate and began using a trailing twelve-month net charge-offs as a percentage of average finance receivables, and applying this percentage to ending finance receivables to estimate future probable credit losses. This approach better reflects the current trends of incurred losses within the portfolio and more closely aligns the allowance for credit losses with the portfolio’s performance indicators. Prior to the fourth quarter of the fiscal year ended March 31, 2022, the Company used a trailing six-month net charge-offs as a percentage of average finance receivables, annualized, and applied this percentage to ending finance receivables to estimate future probable losses for purposes of determining the allowance for credit losses. Using the prior methodology for estimating the allowance for credit losses would have resulted in higher provision expense of approximately $1.7 million. Management believes that estimating the allowance for credit losses using the trailing twelve-month charge-off analysis more accurately reflects portfolio performance adjusted for seasonality and encompasses historical collection practices. Under the current methodology the management continues to evaluate qualitative factors to support its allowance for credit losses. The Company examines the impact of macro-economic factors, such as year-over-year inflation, and changes in the value of underlying collateral and as a result incorporated an additional $0.9 million as a qualitative component amount to its current estimate of adequate reserves.

The Company defines non-performing assets as accounts that are contractually delinquent for 60 or more days past due or Chapter 13 bankruptcy accounts. For these accounts, the accrual of interest income is suspended, and any previously accrued interest is reversed. Upon notification of a bankruptcy, an account is monitored for collection with other Chapter 13 accounts. In the event the debtors’ balance is reduced by the bankruptcy court, the Company will record a loss equal to the amount of principal balance reduction. The remaining balance will be reduced as payments are received by the bankruptcy court. In the event an account is dismissed from bankruptcy, the Company will decide based on several factors, whether to begin repossession proceedings or allow the customer to begin making regularly scheduled payments.

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). The Company records a specific reserve for Chapter 13 bankruptcy accounts which is considered a qualitative reserve to the allowance for credit losses. The Company records the reserve based on the expected collectability of the principal balance of the Chapter 13 Bankruptcy and the specific reserve recorded as of March 31, 2022 and March 31, 2021 was $138,000 and $68,000, respectively.

The provision for credit losses decreased to $6.0 million for the fiscal year ended March 31, 2022 from $7.3 million for the fiscal year ended March 31, 2021, due to decrease in net charge-off percentage. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Net charge-offs decreased to 5.1% for the fiscal year ended March 31, 2022 from 6.2% for the fiscal year ended March 31, 2021, primarily resulting from the Company‘s active management of the portfolio. (See note 5 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage.)

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2022 was 7.3%, an increase from 5.7% as of March 31, 2021. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2022 was 3.6%, an increase from 3.2% as of March 31, 2021. The delinquency percentage for both Contracts and Direct Loans increased as enhanced unemployment benefits and stimulus programs came to an end.

In accordance with Company policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the fiscal years ended March 31, 2022 and March 31, 2021 the Company granted deferrals to approximately 11.8% and 31.2%, respectively, of total Contracts and Direct Loans. The decrease in the total number of deferrals in fiscal 2022 compared to fiscal 2021 was primarily the result of a spike in April 30, 2021, and a change in company policy during fiscal 2021 that allowed an additional deferment. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions. For further information on deferrals, please see the disclosure under “COVID-19” above.

Income Taxes

The Company recorded a tax expense of approximately $2.6 million during fiscal 2021 compared to a tax expenses of approximately $1.0 million during fiscal 2022. The Company’s effective tax rate in fiscal 2021 was 23.7% compared to 25.9% in fiscal 2022. For further discussion regarding income taxes see “Note 7 – Income Taxes”.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31, (In thousands)
	2022	2021
Cash provided by (used in):
Operating activities	$3,487	$14,623
Investing activities	3,862	29,861
Financing activities	(35,551)	(36,191)
Net increase (decrease) in cash	$(28,202)	$8,293

Our major source of liquidity and capital is cash generated from our ongoing operations and our borrowing capacity under our Credit Facility.

We believe that our current cash balance, together with the future cash generated from operations and our borrowing capacity under our Credit Facility, will be sufficient to satisfy our requirements and plans for cash for the next 12 months. We also believe that future cash generated from operations and our borrowing capacity under our Credit Facility, will be sufficient to satisfy our requirements and plans for cash beyond the next 12 months. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms.

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

The Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of assets. Such documents also restrict the Company’s ability to make distributions to its shareholders, enter into certain fundamental transactions or make bulk purchases of receivables. If an event of default occurs, the lenders could increase borrowing costs, restrict the Borrowers’ ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Credit Facility or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the lenders terminate the Credit Facility following the occurrence of an event of default under the loan documents, or the Borrowers prepay the loan and terminate the Credit Facility prior to the Maturity Date of November 5, 2024, then the Borrowers are obligated to pay a termination or prepayment fee in an amount equal to a percentage of $175,000,000, calculated as 2% if the termination or prepayment occurs during year one, 1% if the termination or repayment occurs during year two, and 0.5% if the termination or prepayment occurs thereafter.

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan. The Company submitted a forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. On December 27, 2021 SBA informed the Company that no forgiveness was granted. The Company filed an appeal with SBA on January 5, 2022. On May 6, 2022 the Office of Hearing and Appeals SBA (OHA) rendered a decision to deny the appeal. The Company subsequently repaid the outstanding principal of $3,243,900 plus accrued and unpaid interest of $64,518 on May 23, 2022.

The Company is currently evaluating its capital allocation goals and may in the future decide to change its mix of capital resources in an effort to achieve a higher dollar value of receivables for every dollar of equity capital invested. To do so, the Company may, if so agreed with its lender, distribute future excess profits generated at its U.S. subsidiaries to the Company, or reinvest excess equity capital into its U.S. subsidiaries when opportunities warrant. In addition, the Company may determine to continue its share repurchases at a higher volume than previously and/or acquire businesses or assets that are related or unrelated to its current business, including securities in publicly-held companies. However, the Company is not limited to these alternatives. In addition, the Company may determine not to pursue these or any other alternatives to change its capital allocation, for example because it determines that such path is not prudent in light of legal and tax requirements applying to the Company as a British Columbia company listed in the United States with primarily United States shareholders and, through its U.S. subsidiaries, exclusively United States operations.

Impact of Inflation

The Company is affected by inflation primarily through increased operating costs and expenses including increases in interest rates. Inflationary pressures on operating costs and expenses historically have been largely offset by the Company’s continued emphasis on stringent operating and cost controls, although no assurances can be given regarding the Company’s ability to offset the effects of inflation in the future. Management believes the rise in inflation can impact the subprime borrower due to rising cost of housing, consumer goods, gas prices, etc. and believes it could have an impact on the performance and collectability of the portfolio.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nicholas Financial, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and Subsidiaries (the Company) as of March 31, 2022, and 2021, the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s allowance for credit losses was $2.9 million at March 31, 2022. The Company calculates the allowance using their trailing twelve-month net charge-offs as a percentage of average finance receivables and applies this calculated percentage to ending finance receivables and adjusts for qualitative factors, as necessary, such as the composition of its portfolio, current economic conditions, estimated net realizable value of the underlying collateral, delinquency, non-performing assets, and bankrupt accounts. Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors.

We identified the Company’s method of calculating the allowance for credit losses, specifically the reasonableness of the qualitative factors utilized and the use of the trailing twelve-month net charge-offs as a percentage of average finance receivables and applying this calculated percentage to ending finance receivables, as a critical audit matter, as auditing management’s assumptions for the adequacy of the allowance for credit losses required a high degree of subjectivity, auditor judgment and increased extent of audit effort in evaluating these assumptions.

Our audit procedures related to the Company’s allowance for credit losses included the following procedures, among others:

a.
We tested the completeness and accuracy of the data inputs utilized by the Company to calculate the historical trailing twelve-month net charge-off calculations.
b.
We recomputed the mathematical accuracy of the quantitative calculations used by the Company.
c.
We evaluated the reasonableness of the Company's calculations of probable losses by comparing past historical estimates with actual loss experience in subsequent periods.
d.
We evaluated management's delinquency and past-due calculations of probable losses for finance receivables by re-performing the Company’s loan system calculations on a sample of finance receivables and performed analytical review procedures over the Company’s historical and current delinquency trends and historical losses.
e.
We evaluated key assumptions and qualitative factors identified by the Company and tested management’s conclusions regarding the appropriateness of the adjustments for qualitative factors, including the magnitude and directional consistency by comparing them to internal and external sources for the consumer finance industry.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Raleigh, North Carolina

June 24, 2022

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31,
	2022	2021
Assets
Cash	$4,775	$22,022
Restricted cash	-	10,955
Finance receivables, net	168,600	170,318
Repossessed assets	658	685
Operating lease right-of-use assets	4,277	3,392
Prepaid expenses and other assets	1,103	1,271
Income taxes receivable	989	653
Property and equipment, net	1,783	859
Deferred income taxes	1,385	2,283
Total assets	$183,570	$212,438
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$54,813	$86,154
Note payable	3,244	3,244
Net long-term debt	58,057	89,398
Operating lease liabilities	4,410	3,367
Accounts payable and accrued expenses	4,717	4,451
Total liabilities	67,184	97,216

Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,673 and 12,653 shares issued respectively; 7,546 and 7,708 shares outstanding, respectively	35,292	35,064
Treasury stock: 5,127 and 4,945 common shares, at cost, respectively	(74,405)	(72,343)
Retained earnings	155,499	152,501
Total shareholders’ equity	116,386	115,222
Total liabilities and shareholders’ equity	$183,570	$212,438

The following table represents the assets and liabilities of our consolidated variable interest entity as of March 31:

Assets	2022	2021
Restricted cash	$-	$10,955
Finance receivables, net		150,706
Repossessed assets		631
Total assets	$-	$162,292

Liabilities
Credit facility, net of debt issuance costs		$86,154
Accounts payable and accrued expenses		405
Total liabilities	$-	$86,559

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Fiscal Year ended March 31,
	2022	2021
Revenue:
Interest and fee income on finance receivables	$49,779	$54,211
Realized gain on equity investments	-	1,809
Total revenue	49,779	56,020
Expenses:
Marketing	1,831	1,269
Salaries and employee benefits	20,050	19,083
Administrative	12,120	11,248
Provision for credit losses	5,965	7,250
Depreciation and amortization of intangibles	401	244
Interest expense	5,366	5,980
Total expenses	45,733	45,074
Operating income before income taxes	4,046	10,946
Income tax expense	1,048	2,595
Net income	$2,998	$8,351
Earnings per share:
Basic	$.39	$1.09
Diluted	$.39	$1.09

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2020	7,806	$34,867	$(71,438)	$144,150	$107,579
Net income	—	—	—	8,351	8,351
Issuance of restricted stock awards	14	—	—	—	—
Treasury stock repurchases	(112)	—	(905)	—	(905)
Share-based compensation	—	197	—	—	197
Balance at March 31, 2021	7,708	$35,064	$(72,343)	$152,501	$115,222
Net income	—	—	—	2,998	2,998
Issuance of restricted stock awards	18	—	—	—	—
Exercise of stock options	2	28	—	—	28
Treasury stock repurchases	(182)	—	(2,062)	—	(2,062)
Share-based compensation	—	200	—	—	200
Balance at March 31, 2022	7,546	$35,292	$(74,405)	$155,499	$116,386

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,998	$8,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	401	244
Amortization of debt issuance costs	2,176	429
Amortization of operating of lease right-of-use assets	1,388	1,593
Gain on sale of property and equipment	(20)	(13)
Purchases of equity investments	-	(4,142)
Proceeds from equity investments	-	5,951
Realized gains on equity investments	-	(1,809)
Provision for credit losses	5,965	7,250
Amortization of dealer discounts	(6,411)	(6,421)
Amortization of insurance and fee commissions	(2,821)	(2,370)
Accretion of purchase price discount	(152)	(551)
Deferred income taxes	898	1,626
Principal reduction on operating lease liabilities	(1,591)	(1,193)
Share-based compensation	200	197
Changes in operating assets and liabilities:
Repossessed assets	27	655
Accrued interest receivable	(30)	879
Prepaid expenses and other assets	168	(145)
Accounts payable and accrued expenses	627	(373)
Income taxes receivable	(336)	4,245
Net cash provided by operating activities	3,487	14,403
Cash flows from investing activities:
Purchase and origination of finance receivables	(114,544)	(88,173)
Principal payments received	119,711	118,849
Purchase of property and equipment	(1,312)	(615)
Proceeds from sale of property and equipment	7	20
Net cash provided by investing activities	3,862	30,081
Cash flows from financing activities:
Repayments on credit facilities	(105,830)	(38,530)
Proceeds from the credit facilities	72,530	-
Payment of debt issuance costs	(217)	-
Proceeds from PPP Loan	-	3,244
Proceeds from exercise of stock options	28	-
Repurchases of treasury stock	(2,062)	(905)
Net cash used in financing activities	(35,551)	(36,191)
Net (decrease) increase in cash	(28,202)	8,293
Cash and restricted cash, beginning of year	32,977	24,684
Cash and restricted cash, end of year	$4,775	$32,977
Supplemental Disclosures:
Interest paid, including debt originations cost, during the year	$3,415	$5,714
Income taxes paid during the year	541	1,357
Leased assets obtained in exchange for new operating lease liabilities	2,504	2,067

The following table reconciles cash and restricted cash from the Consolidated Balance Sheets to the statements above:

	Fiscal Year ended March 31,
	2022	2021
Cash	$4,775	$22,022
Restricted cash	—	10,955
Total cash and restricted cash	$4,775	$32,977

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS historically was engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Nicholas Financial. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. NFI also offers direct consumer loans (“Direct Loans”) and sells consumer-finance related products. In addition, NF Funding I, LLC (“NF Funding I”), is a wholly-owned, special purpose financing subsidiary of NFI. All three companies are based in Florida, U.S.A. The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canadian income taxes are not reported as they are immaterial.

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

Restricted Cash

Restricted cash includes cash and cash equivalents for which the Company’s ability to withdraw funds is contractually limited. The Company’s restricted cash consist of cash restricted for debt servicing of the Company’s variable interest entity.

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

During the fourth quarter of the fiscal year ended March 31, 2022, the Company made a change in the accounting estimate and began using a trailing twelve-month net charge-offs as a percentage of average finance receivables, and applying this percentage to ending finance receivables to estimate future probable credit losses. This approach better reflects the current trends of incurred losses within the portfolio and more closely aligns the allowance for credit losses with the portfolio’s performance indicators. Prior to the fourth quarter of the fiscal year ended March 31, 2022, the Company used a trailing six-month net charge-offs as a percentage of average finance receivables, annualized, and applied this percentage to ending finance receivables to estimate future probable losses for purposes of determining the allowance for credit losses. Using the prior methodology for estimating the allowance for credit losses would have resulted in higher provision expense of approximately $1.7 million. Management believes that estimating the allowance for credit losses using the trailing twelve-month charge-off analysis more accurately reflects portfolio performance adjusted for seasonality and encompasses historical collection practices. Under the current methodology the management continues to evaluate qualitative factors to support its allowance for credit losses. The Company examines the impact of macro-economic factors, such as year-over-year inflation, and changes in the value of underlying collateral and as a result incorporated an additional $0.9 million as a qualitative component amount to its current estimate of adequate reserves.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no uncertain tax positions as of March 31, 2022 or 2021.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. With few exceptions, the Company is no longer subject to U.S. federal and state tax examinations for fiscal years prior to 2017.

We are subject to taxation at the federal, state, and local levels in the United States and Canada. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The changes included in TCJA are broad and complex. The final transition impacts of TCJA may differ from the estimates provided elsewhere in this Annual Report, possibly materially, due to, among other things, changes in interpretations of TCJA, any legislative action to address questions that arise because of TCJA, any changes in accounting standards for income taxes or related interpretations in response to TCJA, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. The estimated impact of the new law is based on management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates.

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

The Company defines a non-performing asset as one that is 60 or more days past due, a Chapter 7 bankruptcy account, or a Chapter 13 bankruptcy account that has not been confirmed by the courts, for which the accrual of interest income is suspended. Upon receiving notice that a Chapter 13 bankruptcy trustee’s plan (BK13) was not confirmed, the account is immediately charged-off. Upon notification of a Chapter 7 bankruptcy, an account is monitored for collectability. In the event the debtors’ balance is reduced by the bankruptcy court, the Company records a loss equal to the amount of principal balance reduction. The remaining balance is reduced as payments are received. In the event an account is dismissed from bankruptcy, the Company will decide whether to begin repossession proceedings or to allow the customer to make regularly scheduled payments. (see Note 3).

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount, as a percent of the amount financed, associated with new volume for the fiscal years ended March 31, 2022 and 2021, were 6.9% and 7.5%, respectively.

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

Origination & processing fees are an upfront fee charged by the Company to process a new loan application. These are recognized over the life of the loan using the interest method.

NSF and late fees are recognized when collected.

Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Ordinarily, basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Dilutive earnings per share are calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which includes the dilutive effect of additional potential common shares from stock compensation awards. For the years ended March 31, 2022 and 2021, Company experienced net income. Income per share has been computed based on the following weighted average number of common shares outstanding:

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2022	2021
Numerator:
Net income per consolidated statements of income	$2,998	$8,351
Percentage allocated to shareholders *	99.5%	99.5%
Numerator for basic and diluted earnings per share	2,983	8,307

Denominator:
Denominator for Basic earnings per share - weighted-average shares outstanding	7,572	7,626
Dilutive effect of stock options	-	—
Denominator for diluted earnings per share	7,572	7,626

Per share income from continuing operations
Basic	$0.39	$1.09
Diluted	$0.39	$1.09

*Basic weighted-average shares outstanding	7,572	7,626
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,612	7,666
Percentage allocated to shareholders	99.5%	99.5%

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

Financial Instruments and Concentrations

The Company’s financial instruments consist of cash, finance receivables (accrued interest receivable is a part of finance receivables), repossessed assets, note payable, and a Credit Facility. Financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash.

For the year ended, March 31, 2022, the Company operated in 18 states through 47 branch locations. Of the aggregate finance receivables as of March 31, 2022, Florida represented 23%, Ohio represented 14%, Georgia represented 12%, and North Carolina represented 9%. Each of Kentucky, Missouri, and South Carolina represented 6%, and Indiana represented 5%. Of the remaining states, no one state represented more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

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

Variable Interest Entity

In March 2019, the Company entered into a senior secured credit facility collateralized by consumer finance receivables by transferring the receivables into a bankruptcy-remote variable interest entity (VIE). Under the terms of the transaction, all cash collections and other cash proceeds of the customer receivables went first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. The Company retained the servicing of the portfolio and received a monthly fee of 2.5% (annualized) based on the outstanding balance of the financed receivables, and the Company held all of the residual equity. In addition, the Company, rather than the

VIE, retained certain credit insurance income together with certain recoveries related to credit insurance and on charge-offs of the financed receivables, which would continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as the Company consolidated the VIE.

On November 5, 2021 the Company entered into new senior secured credit facility (the "Credit Facility") pursuant to a loan and security agreement by and among the Company, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “Credit Agreement”). The Company granted a security interest in substantially all assets as collateral for their obligations under the Credit Facility. The prior credit facility (the "Ares Credit Facility") pursuant to a credit agreement among the Company’s subsidiary NF Funding I, LLC, Ares Agent Services, L.P. and the lenders party thereto was paid off in connection with entering into the Credit Facility, therefore the VIE assets and liabilities are zero as of March 31, 2022.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net loss or shareholders’ equity.

Recent Accounting Pronouncements

In June 2016, the FASB issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance was originally effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Recently, the FASB voted to delay the implementation date for this accounting standard, for smaller reporting companies, the new effective date is for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, the Company believes the adoption of this ASU will likely have a material effect and is expected to increase the overall allowance for credit losses.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. This ASU is intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new guidance was effective immediately and through December 31, 2022. At this time, the Company believes that the adoption of this ASU is immaterial.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures as an update to Financial Instruments—Credit Losses (Topic 326). The amendments in this ASU eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in ASU 2022-02 will be effective for the Company with its adoption of ASU 2016-13.

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

The Company purchases individual Contracts from used and new automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given Contract once the assignment of that Contract is complete. The dealer has no vested interest in the performance of any Contract the Company purchases. The Company’s charge off policy is 121 days past due. In addition, Chapter 13 Bankruptcies, once the Company is notified of such, is notated on the customer's account of the bankruptcy status. When the Company receives notice that a Chapter 13 Bankruptcy plan is not confirmed by the courts or the loan is 121 days past due, the loan is charged off. This policy is in line with industry standards, considering the sub-prime nature of our customers. In the event of repossession, the charge-off will occur after standard collection practices by the Company, as determined by the residency state of a customer. This practice is consistent with the sub-prime industry.

Contracts and Direct Loans included in finance receivables are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2022	2021
Finance receivables	$178,786	$184,237
Accrued interest receivable	2,315	2,285
Unearned dealer discounts	(6,894)	(7,290)
Unearned purchase price discounts	(212)	(364)
Unearned insurance and fee commissions	(2,446)	(2,396)
Finance receivables, net of unearned	171,549	176,472
Allowance for credit losses	(2,949)	(6,154)
Finance receivables, net	$168,600	$170,318

Contracts

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of March 31, 2022, the average model year of vehicles collateralizing the portfolio was a 2012 vehicle. The terms of the Contracts range from 12 to 84 months and bear an average contractual interest rate of 22.9% and 23.4% as of March 31, 2022 and 2021, respectively.

Direct Loans

Direct Loans are typically for amounts ranging from $1,000 to $15,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision. Direct Loans constituted approximately 14% of the aggregate principal amount of the Company’s loan portfolio as of March 31, 2022, and 8% of the aggregate principal amount of the Company’s loan portfolio as of March 31, 2021. The terms of the Direct Loans range from 6 to 72 months and bear an average contractual interest rate of 29.8% and 29.7% as of March 31, 2022 and 2021, respectively.

Allowance for Credit Losses

The following presents the activity in our allowance for credit losses:

	For the year ended March 31, 2022
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$6,001	$153	$6,154
Provision for credit losses	4,210	1,755	5,965
Charge-offs	(13,515)	(980)	(14,495)
Recoveries	5,265	60	5,325
Balance at end of year	$1,961	$988	$2,949

	For the year ended March 31, 2021
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$10,433	$729	$11,162
Provision for credit losses	7,250	-	7,250
Charge-offs	(17,141)	(682)	(17,823)
Recoveries	5,459	106	5,565
Balance at end of year	$6,001	$153	$6,154

A performing account is defined as an account that is less than 60 days past due. The Company defines an automobile contract as delinquent when more than 25% of payments contractually due by a certain date has not been paid by the immediately following due date, which date may have been extended within limits specified in the servicing agreements or as a result of a deferral. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable.

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

A non-performing account is defined as an account that is contractually delinquent for 60 days or more or is a Chapter 13 bankruptcy account, and the accrual of interest income is suspended. The Company’s charge-off policy for contractually delinquent is 121 days. The Company’s charge-off policy aligns with practices within the subprime auto financing segment. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.

In the event an account is dismissed from bankruptcy, the Company will decide, based on several factors, to begin repossession proceedings or to allow the customer to begin making regularly scheduled payments.

The following table is an assessment of the credit quality by creditworthiness as of March 31:

	(In thousands)
	2022			2021
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$149,976	$24,102	$174,078	$166,828	$13,717	$180,545
Non-performing accounts	4,167	274	4,441	3,367	192	3,559
Total	154,143	24,376	178,519	170,195	13,909	184,104
Chapter 13 bankruptcy	254	13	267	123	10	133
Finance receivables	$154,397	$24,389	$178,786	$170,318	$13,919	$184,237

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding any Chapter 13 bankruptcy accounts:

	(In thousands)
Contracts	Balance Outstanding	30 – 59 days	60 –89 days	90-119 days	120+ days	Total
March 31, 2022	$154,143	$7,097	$2,936	$1,183	$48	$11,264
		4.60%	1.90%	0.77%	0.03%	7.31%
March 31, 2021	$170,195	$6,289	$2,430	$896	$42	$9,657
		3.70%	1.43%	0.53%	0.02%	5.67%

Direct Loans	Balance Outstanding	30 – 59 days	60 –89 days	90-119 days	120+ days	Total
March 31, 2022	$24,376	$607	$197	$77	$-	$881
		2.49%	0.81%	0.32%	0.00%	3.61%
March 31, 2021	$13,909	$253	$101	$81	$10	$445
		1.82%	0.73%	0.58%	0.07%	3.20%

4. Property and Equipment

Property and equipment as of March 31, 2022 and 2021 is summarized as follows:

	(In thousands)
	Cost	Accumulated Depreciation	Net Carrying Value
2022
Automobiles	$230	$195	$35
Software	246	74	172
Equipment	1,735	664	1,071
Furniture and fixtures	728	477	251
Leasehold improvements	1,297	1,043	254
	$4,236	$2,453	$1,783
2021
Automobiles	$342	$280	$62
Software	165	46	119
Equipment	2,009	1,555	454
Furniture and fixtures	615	543	72
Leasehold improvements	1,297	1,145	152
	$4,428	$3,569	$859

5. Credit Facility

Wells Fargo Credit Facility

On November 5, 2021, NFI and Nicholas Data Services, Inc., a Florida corporation (“NDS” and collectively with NFI, the “Borrowers”), two wholly-owned subsidiaries of Nicholas Financial, Inc. (the “Company”) entered into a senior secured credit facility (the “Credit Facility”) pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “Credit Agreement”). The prior credit facility (the "Ares Credit Facility") pursuant to a credit agreement among the Company’s subsidiary NF Funding I, Ares Agent Services, L.P. and the lenders party thereto was paid off in connection with entering into the Credit Facility. As a result, the Company recognized an acceleration of unamortized debt issuance costs (non-cash interest expense) related to the extinguishment of the ARES credit facility in the amount of $1.9 million as interest expense within the Consolidated Statements of Income.

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

Pursuant to the Credit Agreement, the Borrowers granted a security interest in substantially all of the Company's assets as collateral for their obligations under the Credit Facility. Furthermore, pursuant to a separate collateral pledge agreement, NDS pledged its equity interest in NFI as additional collateral.

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

As of March 31, 2022, the Company had aggregate outstanding indebtedness, net of debt issuance costs, under the Credit Facility of $54.8 million, compared to $86.2 million outstanding under the Ares Credit Facility as of March 31, 2021.

Future maturities of debt as of March 31, 2022 are as follows:

(in thousands)
Year Ended March 31,
2023	$3,244
2024	-
2025	55,000
$58,244

On May 27, 2020, the Company obtained a loan in the amount of $3,243,900 from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan. The Company submitted a forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. On December 27, 2021 SBA informed the Company that no forgiveness was granted. The Company filed an appeal with SBA on January 5, 2022. On May 6, 2022 the Office of Hearing and Appeals SBA (OHA) rendered a decision to deny the appeal. The Company subsequently repaid the outstanding principal of $3,243,900 plus accrued and unpaid interest of $64,518 on May 23, 2022.

6. Fair Value Disclosures

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

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash and restricted cash, finance receivables, repossessed assets, and the Credit Facility. For the cash, finance receivables, the credit facility, and note payable, the carrying value approximates fair value.

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of March 31, 2022 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on SOFR pricing options. Similarly, the fair value for the note payable as of March 31, 2022 was equal to the book value. The interest rate for the note payable was 1%.

	Fair Value Measurement Using (In thousands)			Fair	Carrying
Description	Level 1	Level 2	Level 3	Value	Value
Cash and restricted cash:
March 31, 2022	$4,775	$—	$—	$4,775	$4,775
March 31, 2021	$32,977	$—	$—	$32,977	$32,977
Finance receivables:
March 31, 2022	$—	$—	$168,600	$168,600	$168,600
March 31, 2021	$—	$—	$170,318	$170,318	$170,318
Repossessed assets:
March 31, 2022	$—	$—	$658	$658	$658
March 31, 2021	$—	$—	$685	$685	$685
Credit facility:
March 31, 2022	$—	$—	$55,000	$55,000	$55,000
March 31, 2021	$—	$—	$88,300	$88,300	$88,300
Note payable:
March 31, 2022	$3,244	$—	$—	$3,244	$3,244
March 31, 2021	$3,244	$—	$—	$3,244	$3,244

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Management has determined that this level to be most appropriate for finance receivables, repossessed assets, and the Credit Facility shown in the table above.

Level 2 assets are financial assets and liabilities that do not have regular market pricing, but whose fair value can be determined based on other data values or market pricing. Management has determined that this level to be most appropriate for the credit facility shown in the table above.

Level 1 assets are financial assets that have a regular mark to market mechanism for setting a fair market value. These assets are considered to have readily observable, transparent prices and therefore a reliable, fair market value. Management has determined that this level to be most appropriate for cash, restricted cash, note payable, and equity investments.

7. Income Taxes

Income tax expense consists of the following for the years ended March 31:

	(In thousands)
	2022	2021
Current:
Federal	$116	$969
State	35	-
Total current	151	969
Deferred:
Federal	800	1,447
State	97	179
Total deferred	897	1,626
Income tax expense	$1,048	$2,595

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	(In thousands)
Deferred Tax Assets	2022	2021
Allowance for credit losses not currently deductible for tax purposes	$900	$1,647
Share-based compensation	79	125
State net operating loss carryforwards	507	496
Right of use liability	1,094	826
Other items	175	158
Total deferred tax assets	2,755	3,252

Deferred tax liabilities
Right of use asset	1,062	832
Other items	308	137
Total deferred tax liabilities	1,370	969
Deferred income taxes	$1,385	$2,283

Income tax expense reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	2022	2021
Income tax expense at Federal statutory rate	$855	$2,303
Increase (decrease) resulting from:
State income taxes, net of Federal benefit	142	378
Other	51	(86)
Income tax expense	$1,048	$2,595

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of positive evidence evaluated was the cumulative pre-tax income over the three-year period ended March 31, 2022, cumulative projected pre-tax income for the next three years, previously noted. As of March 31, 2022, a valuation allowance was not required. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced. Generally, state NOL’s begin to expire March 31, 2039.

The Company considers the earnings of the Company’s U.S. subsidiaries to be indefinitely invested outside Canada on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability related to the Canadian income taxes and U.S. withholding taxes on approximately $155.5 million of undistributed earnings of the U.S. subsidiaries indefinitely invested outside Canada. If the Company decided to repatriate the U.S. earnings, it would need to adjust its income tax provision in the period the Company determined that the earnings will no longer be indefinitely invested outside of Canada.

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

The Company’s lease liability was $4.4 million as of March 31, 2022 and $3.4 million as of March 31, 2021. The liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate on its senior revolving credit facility. The right of use asset was $4.3 million as of March 31, 2022 and $3.4 million as of March 31, 2021.

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

The Company had elected the practical expedient of combining lease and non-lease components for its real estate leases in calculating the present value of the fixed payments without having to perform an allocation between the types of lease components. Future minimum lease payments under non-cancellable operating leases in effect as of March 31, 2022, are as follows:

in thousands
2023	$1,624
2024	1,130
2025	917
2026	553
2027	293
Thereafter	481
Total future minimum lease payments	4,998
Present value adjustment	(588)
Operating lease liability	$4,410

The following table reports information about the Company’s lease cost for the twelve months ended March 31:

	(In thousands)
	2022	2021
Lease cost:
Operating lease cost	$ 1,736	$ 1,530
Variable lease cost	347	344
Total lease cost	$ 2,083	$ 1,874

The following table reports other information about the Company’s leases for the twelve months ended March 31:

	(In thousands)
	2022	2021
Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$ 1,591	$ 1,593
Operating Lease - Operating Cash Flows (Liability Reduction)	$ 1,388	$ 1,193
Weighted Average Lease Term - Operating Leases	3.9 years	2.8 years
Weighted Average Discount Rate - Operating Leases	6.50%	6.50%

Rent expense for the fiscal years ended March 31, 2022 and 2021 was approximately $2.1 million and $1.9 million, respectively. For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use ("ROU") assets and lease obligations for its operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. The Company uses its effective annual interest rate as the discount rate when evaluating leases under Topic 842.

Lease term is defined as the non-cancelable period of the lease plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. Further, the Company has elected to not separate lease from non-lease components. Variable lease costs include expenses such as common area maintenance, utilities, and repairs and maintenance.

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

The Company did not grant any options during the years ended March 31, 2022 or 2021.

A summary of option activity under the Equity Plans as of March 31, 2022, and changes during the year are presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2021	55	$11.73	2.09	$-
Granted	—	—
Exercised	(2)	11.41
Forfeited	(16)	11.58
Outstanding at March 31, 2022	37	$11.85	1.45	$-
Exercisable at March 31, 2022	37	$11.85	1.45	$-

During the fiscal year ended March 31, 2022, approximately 2,500 options were exercised. During the same period, approximately 16,100 options were forfeited at exercise prices ranging from $10.96 to $12.95 per share.

During the fiscal year ended March 31, 2021, no options were exercised. During the same period, approximately 7,000 options were forfeited at exercise prices ranging from $7.00 to $12.68 per share.

Cash received from options exercised during the fiscal years ended March 31, 2022 and 2021 totaled approximately $0 and $0, respectively. As of March 31, 2022, the Company had no unrecognized compensation related to options grants. For the year ended, March 31, 2022 and March 31, 2021, respectively, the Company had approximately $0 and $0 of total unrecognized compensation cost related to options granted.

A summary of the status of the Company’s non-vested restricted shares under the Equity Plan as of March 31, 2022, and changes during the year then ended is presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2021	41	$9.24	0.96	436
Granted	18	11.72
Vested	(20)	9.34
Forfeited	(2)	11.85
Non-vested at March 31, 2022	37	$10.26	0.92	$377

The Company awarded approximately 18,000 restricted shares during the fiscal year ended March 31, 2022. There are no performance shares included within the 18,000 restricted shares granted that resulted from the Company meeting a performance threshold. During the same period there were approximately 2,000 restricted shares forfeited. With the adoption of ASU 2016-09 on January 1, 2017, the Company no longer reduces stock-based compensation by estimated forfeitures. Instead the Company accounts for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

As of March 31, 2022, there was approximately $139,000 of total unrecognized compensation cost related to non-vested restricted share awards granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 0.92 years.

10. Employee Benefit Plan

The Company has a 401(k)-retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company did not make a discretionary matching employee contribution for the years ended March 31, 2022 and 2021. The Board will re-evaluate the Company’s matching policy for plan year 2022 later in fiscal year 2023.

11. Commitments and Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

12. Variable Interest Entity

In March 2019, the Company entered into a senior secured credit facility collateralized by consumer finance receivables by transferring the receivables into a bankruptcy-remote variable interest entity (VIE). Under the terms of the transaction, all cash collections and other cash proceeds of the customer receivables went first to the servicer and the holders of the asset-backed notes, and then to the residual equity holder. The Company retained the servicing of the portfolio and received a monthly fee of 2.5% (annualized) based on the outstanding balance of the financed receivables, and the Company held all of the residual equity. In addition, the Company, rather than the VIE, retained certain credit insurance income together with certain recoveries related to credit insurance and on charge-offs of the financed receivables, which would continue to be reflected as a reduction of net charge-offs on a consolidated basis for as long as the Company consolidated the VIE.

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

The following table presents the assets and liabilities held by the VIE (for legal purposes, the assets and the liabilities of the VIE will remain distinct from the Company):

	2022	2021
Assets
Restricted cash	$-	$10,955
Finance receivables, net	-	150,706
Repossessed assets	-	631
Total assets	$-	$162,292
Liabilities
Credit facility, net of debt issuance costs	$-	$86,154
Accounts payable and accrued expenses	-	405
Total liabilities	$-	$86,559

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

In August 2019, the Company’s Board authorized additional repurchase of up to $1.0 million of the Company’s outstanding shares.

The table below summarizes treasury share transactions under the Company’s stock repurchase program.

	Twelve months ended March 31, (In thousands)
	2022		2021
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	4,945	$(72,343)	4,833	$(71,438)
Treasury shares purchased	182	(2,062)	112	(905)
Treasury shares at the end of period	5,127	$(74,405)	4,945	$(72,343)

14. Subsequent Events

On May 6, 2022 the Office of Hearing and Appeals SBA (OHA) rendered a decision to deny the appeal. The Company subsequently repaid the outstanding principal of $3,243,900 plus accrued and unpaid interest of $64,518 on May 23, 2022.

Share Repurchases: For the period April 1, 2022 through June 24, 2022, the Company repurchased an additional 204,032 shares of our common stock for $2.1 million at an average price of $10.00 per share.

Marketable Securities: For the period April 1, 2022 through June 24, 2022, the Company purchased certain marketable securities in the amount of $7.2 million. Holding such marketable securities may involve significant risk of loss for the Company and these marketable securities will be accounted for as trading securities.

COVID-19: The Company has discussed COVID-19 throughout the 10-K, including but not limited, to forward-looking information, Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes to the Consolidated Financial Statements.

On May 10, 2022, the Company entered into a separation and release of claims agreement with the previous CEO. Pursuant to the agreement, the previous CEO’s resignation was effective as of May 9, 2022. In addition to unpaid salary and accrued vacation pay through May 9, 2022, the previous CEO is entitled to receive a severance payment of $131,250 and continuation of COBRA benefits for 4.5 months. His restricted stock awards continue to be governed by the award agreements for each award, with all unvested restricted stock forfeited. The separation and release of claims agreement contains a one year non-compete provision, and prohibits the previous CEO from soliciting customers for one year and Company employees for two years.

On May 9, 2022, the Board appointed a new Interim Chief Executive Officer, effective immediately. The Interim CEO has worked at the Company for more than 20 years. Prior to his appointment, the Interim CEO served as Vice President of Branch Operations for the Company since April 2021, as Divisional Vice President from June 2018 until April 2021, as District Manager from December 2010 until June 2018, and as Branch Manager from December 2001 until December 2010.

15. Quarterly Results of Operations (Unaudited)

	Fiscal Year ended March 31, 2022 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$12,594	$12,572	$12,240	$12,373
Interest expense	1,188	1,121	2,613	444
Provision for credit losses	730	1,395	1,675	2,165
Non-interest expense	8,348	7,917	8,863	9,274
Operating income before income taxes	2,328	2,139	(911)	490
Income tax expense (benefit)	599	536	(209)	122
Net income (loss)	$1,729	$1,603	$(702)	$368
Earnings per share:
Basic	$0.22	$0.21	$(0.09)	$0.05
Diluted	$0.22	$0.21	$(0.09)	$0.05

	Fiscal Year ended March 31, 2021 (In thousands, except earnings per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$14,151	$14,109	$14,474	$13,286
Interest expense	1,649	1,569	1,442	1,320
Provision for credit losses	3,300	3,050	650	250
Non-interest expense	7,343	8,131	7,407	8,963
Operating income before income taxes	1,859	1,359	4,975	2,753
Income tax expense	429	92	1,190	884
Net income	$1,430	$1,267	$3,785	$1,869
Earnings per share:
Basic	$0.18	$0.16	$0.49	$0.24
Diluted	$0.18	$0.16	$0.49	$0.24

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based upon this evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal year ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as disclosed above.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The relevant information to be set forth in the definitive Proxy Statement and Information Circular for the 2022 Annual General Meeting of Shareholders of the Company (the “Proxy Statement”), is incorporated herein by reference.

The Company has adopted a written code of ethics applicable to its Interim Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions. A copy of the code of ethics is posted on the Company’s web site at www.nicholasfinancial.com. Anyone who wishes to receive a written copy of the code of ethics may receive one without charge by submitting a request in writing to Corporate Secretary, Nicholas Financial, Inc., 2454 McMullen Booth Road, Building C, Clearwater, Florida 33759. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information on the Company’s web site at www.nicholasfinancial.com. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information by reference into, this Report.

Item 11. Executive Compensation, Compensation Interlocks and Insider Participation

The relevant information to be set forth in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2022, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except exercise price)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	37	$11.85	662
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None
TOTAL	37	$11.85	662

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

10.1

Loan and Security Agreement, dated as of November 5, 2021, by and among Wells Fargo Bank, N.A., as agent, the lenders that are parties thereto, and Nicholas Financial, Inc. and Nicholas Data Services, Inc., as borrowers. (5)

10.2	Note dated May 27, 2020 by the Company in favor of Fifth Third Bank (6)

10.3	Purchase and Sale Agreement, dated December 11, 2019, by and between Platinum Auto Finance of Tampa Bay, LLC (7)

10.3	Purchase and Sale Agreement, dated January 30, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC (8)

10.4	Purchase and Sale Agreement, dated February 20, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC (9)

10.5	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (10) *

10.6	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award (11) *

10.7	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award (12) *

10.8	Form of Nicholas Financial, Inc 2015 Omnibus Incentive Plan Performance Share Award (13) *

10.9	Employment Agreement between the Company and Douglas W. Marohn, dated as of July 8, 2020 (14) *

10.10	Employment Agreement between the Company and Irina Nashtatik, dated as of July 7, 2020 (15) *

10.11	Separation and General Release Agreement between the Company and Douglas W. Marohn, dated as of May 9, 2022 (16)*

10.12	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (17)

21	Subsidiaries of Nicholas Financial, Inc.

23.1	Consent of RSM, LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Interim Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Interim Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.The cover page from the Company’s Annual Report on form 10-K for the year ended March 31, 2022, has been formatted in Inline XBRL.

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
(5)
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 5, 2021, as filed with the SEC on November 8, 2021.
(6)
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 4, 2020, as filed with the SEC on June 6, 2020.
(7)
Incorporated by reference to Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
(8)
Incorporated by reference to Exhibit 10.22.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
(9)
Incorporated by reference to Exhibit 10.22.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
(10)
Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders, as filed with the SEC on July 6, 2015.
(11)
Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(12)
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
(14)
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 7, 2020, as filed with the SEC on July 9, 2020.
(15)
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 10, 2022, as filed with the SEC on May 10, 2022.
(16)
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 7, 2020, as filed with the SEC on July 9, 2020.
(17)
Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on June 14, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 24, 2022	By:	/s/ Michael Rost
Michael Rost
Interim Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Jeffrey C. Royal and Michael Rost, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Rost	Interim Chief Executive Officer (Principal Executive Officer)	June 24, 2022
Michael Rost

/s/ Irina Nashtatik	Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2022
Irina Nashtatik

/s/ Jeffrey C. Royal	Chairman of the Board of Directors	June 24, 2022
Jeffrey C. Royal

/s/ Mark Hutchins	Director	June 24, 2022
Mark Hutchins

/s/ Adam K. Peterson	Director	June 24, 2022
Adam K. Peterson

/s/ Jeremy Q. Zhu	Director	June 24, 2022
Jeremy Q. Zhu

/s/ Brendan Keating	Director	June 24, 2022
Brendan Keating