Form 10-Q
period 2022-06-30
NICHOLAS FINANCIAL INC
filed 2022-08-10
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of July 26, 2022, approximately 12.6 million common shares, no par value, of the Registrant were outstanding (of which 5.3 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.3 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30, 2022 (Unaudited)	March 31, 2022
Assets
Cash	$3,551	$4,775
Equity investments	6,449	$—
Finance receivables, net	169,380	168,600
Repossessed assets	988	658
Operating lease right-of-use assets	4,084	4,277
Prepaid expenses and other assets	1,205	1,103
Income taxes receivable	1,288	989
Property and equipment, net	1,677	1,783
Deferred income taxes	1,726	1,385
Total assets	$190,348	$183,570
Liabilities and shareholders’ equity
Line of credit, net of debt issuance costs	$69,831	$54,813
Note payable	-	3,244
Net long-term debt	69,831	58,057
Operating lease liabilities	4,228	4,410
Accounts payable and accrued expenses	3,967	4,717
Total liabilities	78,026	67,184
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,645 and 12,673 shares issued, respectively; and 7,313 and 7,546 shares outstanding, respectively	35,143	35,292
Treasury stock: 5,332 and 5,127 common shares, at cost, respectively	(76,543)	(74,405)
Retained earnings	153,722	155,499
Total shareholders’ equity	112,322	116,386
Total liabilities and shareholders’ equity	$190,348	$183,570

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2022	2021
Revenue:
Interest and fee income on finance receivables	$12,064	$12,594
Unrealized losses on equity investments	(787)	—
Total revenue:	11,277	12,594
Expenses:
Marketing	584	577
Salaries and employee benefits	5,161	4,838
Administrative	3,599	2,860
Provision for credit losses	3,644	730
Depreciation	125	73
Interest expense	568	1,188
Total expenses	13,681	10,266
(Loss) income before income taxes	(2,404)	2,328
Income tax (benefit) expense	(627)	599
Net (loss) income	$(1,777)	$1,729
(Loss) earnings per share:
Basic	$(0.24)	$0.22
Diluted	$(0.24)	$0.22

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2022
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2022	7,546	$35,292	$(74,405)	$155,499	$116,386
Forfeitures	(28)	(174)	—	—	(174)
Share-based compensation	—	25	—	—	25
Treasury stock	(205)	—	(2,138)	—	(2,138)
Net loss	—	—	—	(1,777)	(1,777)
Balance at June 30, 2022	7,313	$35,143	$(76,543)	$153,722	$112,322

	Three Months Ended June 30, 2021
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2021	7,708	$35,064	$(72,343)	$152,501	$115,222
Issuance of restricted stock awards	2	—	—	—	—
Share-based compensation	—	46	—	—	46
Treasury stock	(60)	—	(665)	—	(665)
Net income	—	—	—	1,729	1,729
Balance at June 30, 2021	7,650	$35,110	$(73,008)	$154,230	$116,332

See Notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$(1,777)	$1,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	125	73
Amortization of debt issuance costs	18	107
Amortization of operating of lease right-of-use assets	379	385
Gain on sale of property and equipment	(79)	(2)
Unrealized loss on equity investments	787	—
Provision for credit losses	3,644	730
Amortization of dealer discounts	(1,567)	(1,612)
Amortization of insurance and fee commissions	(511)	(598)
Accretion of purchase price discount	(41)	(52)
Deferred income taxes	(341)	364
Principal reduction on operating lease liabilities	(445)	(335)
Share-based compensation	25	46
Changes in operating assets and liabilities:
Repossessed assets	(330)	(120)
Accrued interest receivable	(173)	(174)
Prepaid expenses and other assets	(102)	25
Accounts payable and accrued expenses	(674)	254
Income taxes receivable	(299)	235
Net cash (used in) provided by operating activities	(1,361)	1,055
Cash flows from investing activities:
Purchase and origination of finance receivables	(30,569)	(26,042)
Principal payments received	28,438	29,939
Purchases of equity investments	(7,236)	—
Payments for property and equipment	(33)	(403)
Proceeds from the disposal property and equipment	93	2
Net cash (used in) provided by investing activities	(9,307)	3,496
Cash flows from financing activities:
Repayments on line of credit	(2,500)	(13,390)
Proceeds from the line of credit	17,500	—
Repayment of PPP Loan	(3,244)	—
Cancellations of restricted stock awards	(174)	—
Repurchases of treasury stock	(2,138)	(665)
Net cash provided by (used in) financing activities	9,444	(14,055)
Net (decrease) in cash	(1,224)	(9,504)
Cash at the beginning of period	4,775	32,977
Cash the end of period	$3,551	$23,473
Supplemental disclosure of cash flow information:
Interest paid	546	1,142
Income taxes paid	12	—
Leased assets obtained in exchange for new operating lease liabilities	59	412
Supplemental schedule of noncash financing activities:
Cancellations of restricted stock awards	(174)	—

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada” or the Company) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying consolidated balance sheet as of March 31, 2022, which has been derived from audited financial statements, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 as filed with the Securities and Exchange Commission on June 24, 2022. The March 31, 2022 consolidated balance sheet included herein has been derived from the March 31, 2022 audited consolidated balance sheet included in Form 10-K.

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

The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended June 30, 2022 and 2021 was 6.6% and 7.0%, respectively, in relation to the total amount financed.

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

	Three months ended June 30, (In thousands, except per share amounts)
	2022	2021
Numerator
Net (loss) income per consolidated statements of income	$(1,777)	$1,729
Percentage allocated to shareholders *	99.9%	99.5%
Numerator for basic and diluted earnings per share	$(1,775)	$1,720

Denominator
Denominator for Basic earnings per share - weighted-average shares outstanding	7,464	7,650
Dilutive effect of stock options	—	—
Denominator for diluted earnings per share	7,464	7,650

Per share (loss) income from continuing operations
Basic	$(0.24)	$0.22
Diluted	(0.24)	0.22

* Basic weighted-average shares outstanding	7,464	7,650
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,473	7,689
Percentage allocated to shareholders	99.9%	99.5%

Note 4. Finance Receivables

Finance Receivables Portfolio

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	June 30, 2022	March 31, 2022	June 30, 2021
Finance receivables	$180,053	$178,786	$180,823
Accrued interest receivable	2,488	2,315	2,459
Unearned dealer discounts	(6,854)	(6,894)	(7,110)
Unearned insurance commissions and fees	(2,450)	(2,446)	(2,483)
Purchase price discount	(171)	(212)	(311)
Finance receivables, net of unearned	173,066	171,549	173,378
Allowance for credit losses	(3,686)	(2,949)	(5,250)
Finance receivables, net	$169,380	$168,600	$168,128

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of June 30,
Contract Portfolio	2022	2021
Average APR	22.9%	22.8%
Average discount	7.3%	7.5%
Average term (months)	50	50
Number of active contracts	18,959	21,995

	As of June 30,
Direct Loan Portfolio	2022	2021
Average APR	29.9%	28.8%
Average term (months)	27	27
Number of active contracts	7,096	4,354

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of June 30, 2022, the average model year of vehicles collateralizing the portfolio was a 2012 vehicle.

Direct Loans are typically for amounts ranging from $500 to $15,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is “typically” less valuable. In deciding whether to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower is a significant factor in making the loan decision. As of June 30, 2022, loans made by the Company pursuant to its Direct Loan program constituted approximately 14.9% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by consideration of the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Additionally, credit loss trends over several reporting periods are utilized in estimating future losses and overall portfolio performance. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$1,961	$988	$2,949
Provision for credit losses	3,102	542	3,644
Charge-offs	(4,045)	(349)	(4,394)
Recoveries	1,442	45	1,487
Balance at June 30, 2022	$2,460	$1,226	$3,686

	Three months ended June 30, 2021
	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$6,001	$153	$6,154
Provision for credit losses	730	-	730
Charge-offs	(2,774)	(191)	(2,965)
Recoveries	1,311	20	1,331
Balance at June 30, 2021	$5,268	$(18)	$5,250

The Company uses the trailing twelve-month charge-off percentage, and applies this calculated percentage to ending finance receivables to calculate estimated future probable credit losses for purposes of determining the allowance for credit losses. The Company then takes into consideration the composition of its portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts and adjusts the above, if necessary, to determine management’s total estimate of probable credit losses and its assessment of the overall adequacy of the allowance for credit losses. By including recent trends such as delinquency, non-performing assets, and bankruptcy in its determination, management believes that the allowance for credit losses reflects the current trends of incurred losses within the portfolio and is better aligned with the portfolio’s performance indicators.

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	June 30, 2022			June 30, 2021
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$147,511	$26,292	$173,803	$161,700	$15,598	$177,298
Non-performing accounts	5,518	487	6,005	3,229	123	3,352
Total	153,029	26,779	179,808	164,929	15,721	180,650
Chapter 13 bankruptcy accounts	236	9	245	162	11	173
Finance receivables	$153,265	$26,788	$180,053	$165,091	$15,732	$180,823

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

A non-performing account is defined as an account that is contractually delinquent for 60 days or more or is a Chapter 13 bankruptcy account for which the accrual interest income has been suspended. The Company’s charge-off policy is to charge off an account in the month the contract becomes 121 days contractually delinquent.

In the event an account is dismissed from bankruptcy, the Company will decide whether to begin repossession proceedings or to allow the customer to make regularly scheduled payments.

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
June 30, 2022	$153,029	$8,958	$4,041	$1,448	$29	$14,476
		5.85%	2.64%	0.95%	0.02%	9.46%

March 31, 2021	$154,143	$7,097	$2,936	$1,183	$48	$11,264
		4.60%	1.90%	0.77%	0.03%	7.31%

June 30, 2021	$164,929	$7,087	$2,575	$644	$10	$10,316
		4.30%	1.56%	0.39%	0.01%	6.26%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
June 30, 2022	$26,779	$889	$300	$187	$—	$1,376
		3.32%	1.12%	0.70%	—	5.14%

March 31, 2021	$24,376	$607	$197	$77	$—	$881
		2.49%	0.81%	0.32%	—	3.61%

June 30, 2021	$15,721	$285	$70	$53	$—	$408
		1.81%	0.45%	0.34%	—	2.60%

Note 5. Investments

Equity Securities

As of June 30, 2022, the carrying values of our equity securities were included in the following line items in our consolidated balance sheet:

	(In thousands)
	Fair Value with Changes Recognized in Income	Measurement Alternative - No Readily Determinable Fair Value
Marketable securities	$6,449	$-
Total equity securities	$6,449	$-

The calculation of net unrealized gains and losses for the period that relate to equity securities still held at June 30, 2022 is as follows (in thousands):

Three Months Ended
June 30, 2022
Unrealized losses on equity securities for the three months ended June 30, 2022	787
Unrealized losses on equity securities as of June 30, 2022	$787

For the three months ended June 30, 2022, the Company recorded unrealized losses on equity securities of $0.8 million and was reflected within the Consolidated statements of income.

Note 6. Line of Credit

Wells Fargo Line of Credit

On November 5, 2021, NFI and Nicholas Data Services, Inc., a Florida corporation (“NDS” and collectively with NFI, the “Borrowers”), two wholly-owned subsidiaries of Nicholas Financial, Inc. (the “Company”) entered into a senior secured line of credit (the “Line of Credit”) pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “Credit Agreement”). The prior line of credit (the "Ares Line of Credit") pursuant to a credit agreement among the Company’s subsidiary NF Funding I, LLC, Ares Agent Services, L.P. and the lenders party thereto was paid off in connection with entering into the Line of Credit.

Pursuant to the Credit Agreement, the lenders agreed to extend to the Borrowers a line of credit of up to $175,000,000. The availability of funds under the Line of Credit is generally limited to an advance rate of between 80% and 85% of the value of eligible receivables, and outstanding advances under the Line of Credit will accrue interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 2.25%. The commitment period for advances under the Line of Credit is three years (the expiration of that time period, the “Maturity Date”).

Pursuant to the Credit Agreement, the Borrowers granted a security interest in substantially all of their assets as collateral for their obligations under the Line of Credit. Furthermore, pursuant to a separate collateral pledge agreement, NDS pledged its equity interest in NFI as additional collateral.

The Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of assets. If an event of default occurs, the lenders could increase borrowing costs, restrict the Borrowers’ ability to obtain additional advances under the Line of Credit, accelerate all amounts outstanding under the Line of Credit, enforce their interest against collateral pledged under the Line of Credit or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the lenders terminate the Line of Credit following the occurrence of an event of default under the loan documents, or the Borrowers prepay the loan and terminate the Line of Credit prior to the Maturity Date, then the Borrowers are obligated to pay a termination or prepayment fee in an amount equal to a percentage of $175,000,000, calculated as 2% if the termination or prepayment occurs during year one, 1% if the termination or repayment occurs during year two, and 0.5% if the termination or prepayment occurs thereafter.

As of June 30, 2022, the Company had aggregate outstanding indebtedness under the Line of Credit of $70.0 million, compared to $55.0 million outstanding as of March 31, 2022.

Future maturities of principal outstanding for the line of credit as of June 30, 2022 is as follows:

(in thousands)
FY2023	—
FY2024	—
FY2025	70,000
FY2026	—
$70,000

Note 7. Income Taxes

The Company recorded an income tax benefit of approximately $627,000 for the three months ended June 30, 2022 compared to income tax expense of approximately $599,000 for the three months ended June 30, 2021. The Company’s effective tax rate increased to 26.1% for the three months ended June 30, 2022 from 25.7% for the three months ended June 30, 2021. The higher effective tax rate for the three months ended June 30, 2022 is attributed to discrete and other non-recurring items.

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

The Company’s lease liability was $4.2 million and $4.4 million as of June 30, 2022 and March 31, 2022, respectively. This liability is calculated using the present value of the remaining minimum rental payments and a discount rate of 6.5 percent, which is based on the Company's incremental borrowing rate. Despite the fact that the Company's incremental borrowing rate has improved to 3.30 percent as of June 30, 2022, the Company has determined that keeping the discount rate at 6.5 percent for the foreseeable future is reasonable. While the Company's new Line of Credit was established at a lower rate, due to the current state of the economy, SOFR rates have been increasing. Financial experts predict that the forward curve of the interest rate forecast will rise in the near future. The lease asset was $4.1 million and $4.3 million as of June 30, 2022 and March 31, 2022, respectively.

Future minimum lease payments under non-cancellable operating leases in effect as of June 30, 2022, are as follows:

in thousands
FY2023 (remaining nine months)	$1,251
FY2024	1,215
FY2025	972
FY2026	581
FY2027	298
Thereafter	$482
Total future minimum lease payments	4,799
Present value adjustment	(571)
Operating lease liability	$4,228

The following table reports information about the Company’s lease cost for the three months ended June 30, 2022 (in thousands):

Lease cost:
Operating lease cost	$458
Variable lease cost	95
Total lease cost	$553

The following table reports information about the Company’s lease cost for the three months ended June 30, 2021 (in thousands):

Lease cost:
Operating lease cost	$390
Variable lease cost	86
Total lease cost	$476

The following table reports other information about the Company’s leases for the three months ended June 30, 2022 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$445
Operating Lease - Operating Cash Flows (Liability Reduction)	$379
Weighted Average Lease Term - Operating Leases	4.0 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the three months ended June 30, 2021 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$385
Operating Lease - Operating Cash Flows (Liability Reduction)	$335
Weighted Average Lease Term - Operating Leases	3.0 years
Weighted Average Discount Rate - Operating Leases	6.5%

Note 9. Fair Value Disclosures

Financial Instruments Measured at Fair Value

In fiscal year 2023 the Company initiated certain equity investments. The Company defined these equity investments as trading securities for which the changes in fair value were immediately recognized through net income in each quarter, respectively. The Company recorded unrealized loss on equity investment of $0.8 million for the quarter ended June 30, 2022.

Financial Instruments Not Measured at Fair Value

The Company’s financial instruments consist of cash and restricted cash, finance receivables, repossessed assets, and the Line of Credit. For the cash, finance receivables, the line of credit, and note payable, the carrying value approximates fair value.

Based on current market conditions, any new or renewed line of credit would contain pricing that approximates the Company’s current Line of Credit. Based on these market conditions, the fair value of the Line of Credit as of June 30, 2022 was estimated to be equal to the book value. The interest rate for the Line of Credit is a variable rate based on SOFR pricing options. Similarly, the fair value for the note payable as of March 31, 2022 was equal to the book value. The interest rate for the note payable was 1%.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
June 30, 2022	$3,551	$-	$-	$3,551	$3,551
March 31, 2022	$4,775	$-	$-	$4,775	$4,775
Equity investments:
June 30, 2022	$6,449	$-	$-	$6,449	$6,449
March 31, 2022	$-	$-	$-	$-	$-
Finance receivables:
June 30, 2022	$-	$-	$169,380	$169,380	$169,380
March 31, 2022	$-	$-	$168,600	$168,600	$168,600
Repossessed assets:
June 30, 2022	$-	$-	$988	$988	$988
March 31, 2022	$-	$-	$658	$658	$658
Line of credit:
June 30, 2022	$-	$-	$70,000	$70,000	$70,000
March 31, 2022	$-	$-	$55,000	$55,000	$55,000
Note Payable:
June 30, 2022	$-	$-	$-	$-	$-
March 31, 2022	$3,244	$-	$-	$3,244	$3,244

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Management has determined that this level to be most appropriate for finance receivables, repossessed assets, and the Line of Credit shown in the table above.

Level 2 assets are financial assets and liabilities that do not have regular market pricing, but whose fair value can be determined based on other data values or market pricing. Management has determined that this level to be most appropriate for the line of credit shown in the table above.

Level 1 assets are financial assets that have a regular mark to market mechanism for setting a fair market value. These assets and liabilities are considered to have readily observable, transparent prices and therefore a reliable, fair market value. Management has determined that this level to be most appropriate for cash, note payable, and equity investments.

Note 10. Commitments and Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

Note 11. Summary of Significant Accounting Policies

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

In August 2019, the Company’s Board authorized additional repurchases of up to $1.0 million of the Company’s outstanding shares.

The table shown on the next page summarizes treasury share transactions under the Company’s stock repurchase program.

	Three months ended June 30, (In thousands)
	2022		2021
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,127	$(74,405)	4,945	$(72,343)
Treasury shares purchased	205	(2,138)	60	(665)
Treasury shares at the end of period	5,332	$(76,543)	5,005	$(73,008)

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

Note 14. Subsequent Events

On July 18, 2022, the Company announced the closure of eleven branches, which represented approximately 23% of its network, as of June 30, 2022. Consolidation of workforce associated with these activities impacted approximately 44 employees and represented 17% of Company workforce, as of June 30, 2022.

These consolidation activities were part of the senior management contemplated initiatives for the Fiscal Year 2023. The expected total charges are between $0.9 million and $1.0 million of cash expenditures and under $0.1 million of non-cash impairment charges associated with lease obligations. Specifically, the Company estimated approximately $42,000 for employee related costs and approximately $898,000 for lease obligations. The Company expects the majority of these charges will be recorded in the second quarter of Fiscal Year 2023. The estimates of charges could change as the Company plans evolve and become finalized.

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

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this Quarterly Report below.

COVID-19

The expansion of unemployment benefits by the CARES Act, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 and the American Rescue Plan Act of 2021 to eligible individuals collectively had a beneficial effect on the Company. While pandemic unemployment assistance had been extended through September 6, 2021, the beneficial impact these benefits have had on the Company largely disappeared once its customers no longer qualified for such benefits. The Company continued to experience normal cash collections and experienced positive trending on net charge-off balances for the three months ended June 30, 2022.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. Due to COVID-19, the Company allowed an additional deferment during fiscal year 2021, as a result the number of deferments increased at the beginning of the pandemic. For the three months ended June 30, 2022 and 2021 the Company experienced an average monthly number of deferments of 324 and 153, respectively, which would represent approximately 1.2% and 0.6% of total Contracts and Direct Loans, as of June 30, 2022 and 2021, respectively. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

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

Risks Related to Regulation

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

The Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and the adequacy of the allowance for credit losses. Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. This approach aligns with the Company’s lending policies and underwriting standards. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. During the fourth quarter of the fiscal year ended March 31, 2022, the Company made a change in the accounting estimate and began using a trailing twelve-month net charge-offs as a percentage of average finance receivables, and applying this percentage to ending finance receivables to estimate future probable credit losses. This approach better reflects the current trends of incurred losses within the portfolio and more closely aligns the allowance for credit losses with the portfolio’s performance indicators. Prior to the fourth quarter of the fiscal year ended March 31, 2022, the Company used a trailing six-month net charge-offs as a percentage of average finance receivables, annualized, and applied this percentage to ending finance receivables to estimate future probable losses for purposes of determining the allowance for credit losses. Management believes that estimating the allowance for credit losses using the trailing twelve-month charge-off analysis more accurately reflects portfolio performance adjusted for seasonality and encompasses historical collection practices. Under the current methodology management continues to evaluate qualitative factors to support its allowance for credit losses. The Company examines the impact of macro-economic factors, such as inflation, and changes in the value of underlying collateral and as a result incorporated an additional $0.2 million as a qualitative component amount to its current estimate of adequate reserves.

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

Introduction

For the three months ended June 30, 2022, the net dilutive loss per share decreased to $0.24 as compared to net dilutive earnings per share of $0.22 for the three months ended June 30, 2021. Net loss was $1.8 million for the three months ended June 30, 2022 as compared to a net income of $1.7 million for the three months ended June 30, 2021. Revenue decreased 10.5% to $11.3 million for the three months ended June 30, 2022, as compared to $12.6 million for the three months ended June 30, 2021, mainly due to an unrealized loss of $0.8 million on equity investments in the current year quarter.

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

	Three months ended June 30, (In thousands)
	2022	2021
Portfolio Summary
Average finance receivables (1)	$179,455	$181,970
Average indebtedness (2)	$60,829	$79,217
Interest and fee income on finance receivables	$12,064	$12,594
Interest expense	568	1,188
Net interest and fee income on finance receivables	$11,496	$11,406
Gross portfolio yield (3)	26.89%	27.68%
Interest expense as a percentage of average finance receivables	1.27%	2.61%
Provision for credit losses as a percentage of average finance receivables	8.12%	1.60%
Net portfolio yield (3)	17.50%	23.47%
Operating expenses as a percentage of average finance receivables	21.11%	18.35%
Pre-tax yield as a percentage of average finance receivables (4)	(3.61)%	5.12%
Net charge-off percentage (5)	6.48%	3.59%
Finance receivables	$180,053	$180,823
Allowance percentage (6)	2.05%	2.90%
Total reserves percentage (7)	5.95%	7.01%

Note: All three-month of income performance indicators expressed as percentages have been annualized.

(1)
Average finance receivables represent the average of the month-end finance receivables throughout the period.
(2)
Average indebtedness represents the average outstanding borrowings at day-end under the Line of Credit throughout the period. Average indebtedness does not include the PPP loan.
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

Operating Strategy

The Company remains committed to its branch-based model and its core product of financing primary transportation to and from work for the subprime borrower through the local independent automobile dealership. The Company strategically employs the use of centralized servicing departments to supplement the branch operations and improve operational efficiencies, but its focus is on its core business model of decentralized operations. The Company’s strategy also includes risk-based pricing (rate, yield, advance, term, collateral value) and a commitment to the underwriting discipline required for optimal portfolio performance as opposed to chasing competition for the sake of simply generating volume. The Company’s principal goals are to increase its profitability and its long-term shareholder value. During fiscal 2023, the Company is focusing on the following items:

•
maintaining our commitment to the local branch model;
•
identifying additional ancillary products to enhance profitability and asset performance;
•
continuing to focus on strategic acquisitions or bulk portfolio purchases to accelerate total revenue;
•
reducing operating expenses;
•
executing a branch consolidation plan along with right-sizing the remaining branch network;
•
growing our receivable base;
•
identify strategic investments in technology to enhance growth;
•
leadership/management training to develop skills at all levels;
•
increasing shareholder equity;
•
recruiting and retaining top talent.

The Company continues to focus on selecting the right markets to have branch locations. As of June 30, 2022, the Company operated brick and mortar branch locations in 18 states — Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Wisconsin. The Company also originated business in its expansion states of Kansas without a physical branch in such markets.

The Company is currently licensed to provide Direct Loans in 14 states— Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee. The Company solicits current and former customers in these states for the purpose of providing Direct Loans to such customers, and intends to continue the expansion of its Direct Loan capabilities to the other states in which it acquires Contracts. Even with this targeted expansion, the Company expects its total Direct Loans portfolio to remain between 8% and 16% of its total portfolio for the foreseeable future.

Analysis of Credit Losses

The Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and the adequacy of the allowance for credit losses. Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. This approach aligns with the Company’s lending policies and underwriting standards. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. During the fourth quarter of the fiscal year ended March 31, 2022, the Company made a change in the accounting estimate and began using a trailing twelve-month net charge-offs as a percentage of average finance receivables, and applying this percentage to ending finance receivables to estimate future probable credit losses. This approach better reflects the current trends of incurred losses within the portfolio and more closely aligns the allowance for credit losses with the portfolio’s performance indicators. Prior to the fourth quarter of the fiscal year ended March 31, 2022, the Company used a trailing six-month net charge-offs as a percentage of average finance receivables, annualized, and applied this percentage to ending finance receivables to estimate future probable losses for purposes of determining the allowance for credit losses. Using the prior methodology for estimating the allowance for credit losses would have resulted in higher provision expense of approximately $1.7 million. Management believes that estimating the allowance for credit losses using the trailing twelve-month charge-off analysis more accurately reflects portfolio performance adjusted for seasonality and encompasses historical collection practices. Under the current methodology the management continues to evaluate qualitative factors to support its allowance for credit losses. The Company examines the impact of macro-economic factors, such as inflation, and changes in the value of underlying collateral and as a result incorporated an additional $0.2 million as a qualitative component amount to its current estimate of adequate reserves.

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). The Company records a specific reserve for Chapter 13 bankruptcy accounts which is considered a qualitative reserve to the allowance for credit losses. The Company records the reserve based on the expected collectability of the principal balance of the Chapter 13 Bankruptcy and the specific reserve recorded as of June 30, 2022 and June 30, 2021 was $127,000 and $90,000, respectively.

The provision for credit losses increased to $3.6 million for the three months ended June 30, 2022 from $0.7 million for the three months ended June 30, 2021, due to increase in net charge-off percentage experienced. The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2022 was 9.5%, an increase from 6.3% as of June 30, 2021. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2022 was 5.1%, an increase from 2.6% as of June 30, 2021. The delinquency percentage for both Contracts and Direct Loans increased as general economic factors such began to worsen.

In accordance with Company policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the three months ended June 30, 2022 and June 30, 2021 the Company granted deferrals to approximately 5.1% and 1.7%, respectively, of total Contracts and Direct Loans. The increase in the total number of deferrals in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was primarily the result of declining general economic factors. The number of deferrals is also influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions. For further information on deferrals, please see the disclosure under “COVID-19” above.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 4.2% to $12.1 million for the three months ended June 30, 2022, from $12.6 million for the three months ended June 30, 2021. The decrease was primarily due to a 1.4% decrease in average finance receivables to $179.5 million for the three months ended June 30, 2022, when compared to $182.0 million for the corresponding period ended June 30, 2021.

The gross portfolio yield decreased to 26.89% for the three months ended June 30, 2022, compared to 27.68% for the three months ended June 30, 2021. The net portfolio yield decreased to 17.50% for the three months ended June 30, 2022, compared to 23.47% for the three months ended June 30, 2021. The net portfolio yield decreased primarily due to the increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses increased to $9.5 million for the three months ended June 30, 2022 compared to $8.3 million for the three months ended June 30, 2021. The increase in operating expenses was primarily attributed to administrative, salaries and employee benefits expenses. Operating expenses as a percentage of average finance receivables, increased to 21.10% for the three months ended June 30, 2022 from 18.35% for the three months ended June 30, 2021 due to a proportionally greater decline in finance receivables.

Provision Expense

The provision for credit losses increased to $3.6 million for the three months ended June 30, 2022 from $0.7 million for the three months ended June 30, 2021. An increase in provision for credit losses taken during the three months ended June 30, 2022 was attributable to increase in net charge-off percentage experienced.

Interest Expense

Interest expense was $0.6 million for the three months ended June 30, 2022, and $1.2 million for the three months ended June 30, 2021. The following table summarizes the Company’s average cost of borrowed funds, exclusive of debt origination costs:

	Three months ended June 30,
	2022	2021
Variable interest under the Line of Credit	0.68%	1.00%
Credit spread under the Line of Credit	2.25%	3.75%
Average cost of borrowed funds	2.93%	4.75%

SOFR rates have increased to 1.50%, which represents the one-month SOFR rate as required under our Wells Fargo Line of Credit, as of June 30, 2022 compared to 0.1%, which represents the one-month LIBOR rate as required under our Line of Credit, as of June 30, 2021. For further discussions regarding interest rates see “Note 6—Line of Credit”.

Income Taxes

The Company recorded an income tax benefit of approximately $627,000 for the three months ended June 30, 2022 compared to income tax expense of approximately $599,000 for the three months ended June 30, 2021. The Company’s effective tax rate increased to 26.1% for the three months ended June 30, 2022 from 25.7% for the three months ended June 30, 2021.

Contract Procurement

As of June 30, 2022, the Company purchases Contracts in the states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the three-month periods ended June 30, 2022 and 2021, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of June 30,	Three months ended June 30,
	2022	2022	2021
State	Number of branches	Net Purchases (In thousands)
FL	11	$4,749	$3,434
OH	6	2,982	3,253
GA	5	2,758	3,014
KY	3	1,501	1,663
MO	2	1,391	1,453
NC	3	1,840	1,130
IN	2	1,112	1,008
SC	3	1,341	970
AL	2	1,066	819
MI	2	450	791
NV	1	568	538
TN	1	296	478
IL	1	489	439
PA	1	614	360
TX	1	526	335
WI	1	264	286
ID	1	294	171
UT	1	71	145
AZ	-	24	18
KS	-	18	-
Total	47	$22,354	$20,305

	Three months ended June 30, (Purchases in thousands)
Contracts	2022	2021
Purchases	$22,354	$20,305
Average APR	22.9%	23.2%
Average discount	6.6%	7.0%
Average term (months)	48	46
Average amount financed	$11,552	$10,429
Number of Contracts	1,935	1,947

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended June 30, (Originations in thousands)
Originated	2022	2021
Purchases/Originations	$8,215	$5,737
Average APR	31.2%	30.1%
Average term (months)	25	25
Average amount financed	$4,128	$4,359
Number of loans	1,990	1,316

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30, (In thousands)
	2022	2021
Cash provided by (used in):
Operating activities	$(1,361)	$1,055
Investing activities	(9,307)	3,496
Financing activities	9,444	(14,055)
Net (decrease) in cash	$(1,224)	$(9,504)

The Company’s primary use of working capital for the quarter ended June 30, 2022 was, and for the foreseeable future will continue to be, funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Company’s line of credit.

On November 5, 2021, NFI and its direct parent, Nicholas Data Services, Inc. (“NDS” and collectively with NFI, the “Borrowers”), entered into a senior secured line of credit (the “Line of Credit”) pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “Credit Agreement”). The Ares Line of Credit was paid off in connection with entering into the Line of Credit.

Pursuant to the Credit Agreement, the lenders have agreed to extend to the Borrowers a line of credit of up to $175,000,000. The availability of funds under the Line of Credit is generally limited to an advance rate of between 80% and 85% of the value of eligible receivables, and outstanding advances under the Line of Credit will accrue interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 2.25%. The commitment period for advances under the Line of Credit is three years (the expiration of that time period, the “Maturity Date”).

Pursuant to the Credit Agreement, the Borrowers granted a security interest in substantially all of their assets as collateral for their obligations under the Line of Credit. Furthermore, pursuant to a separate collateral pledge agreement, NDS pledged its equity interest in NFI as additional collateral.

The Credit Agreement and the other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of assets. If an event of default occurs, the lenders could increase borrowing costs, restrict the Borrowers’ ability to obtain additional advances under the Line of Credit, accelerate all amounts outstanding under the Line of Credit, enforce their interest against collateral pledged under the Line of Credit or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the lenders terminate the Line of Credit following the occurrence of an event of default under the loan documents, or the Borrowers prepay the loan and terminate the Line of Credit prior to the Maturity Date, then the Borrowers are obligated to pay a termination or prepayment fee in an amount equal to a percentage of $175,000,000, calculated as 2% if the termination or prepayment occurs during year one, 1% if the termination or repayment occurs during year two, and 0.5% if the termination or prepayment occurs thereafter.

The Company will continue to depend on the availability the Line of Credit, together with cash from operations, to finance future operations. The availability of funds under the Line of Credit generally depends on availability calculations as defined in the Credit Agreement. See also the disclosure in Note 6. Line of Credit in this Form 10-Q, which is incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting.

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, that, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended June 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
April 1, 2022 to April 30, 2022	9	$10.48	9	$4,962
May 1, 2022 to May 31, 2022	8	9.75	8	4,884
June 1, 2022 to June 30, 2022	188	10.48	188	2,913
Total	205	$10.46	205

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

* Incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K, dated as of November 5, 2021, Loan and Security Agreement, by and among Wells Fargo Bank, N.A., as agent, the lenders that are parties thereto, and Nicholas Financial, Inc. and Nicholas Data Services, Inc., as borrowers.

1 This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 10, 2022	/s/ Michael Rost
Michael Rost
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)