Form 10-Q
period 2022-09-30
NICHOLAS FINANCIAL INC
filed 2022-11-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 11, 2022, approximately 12.7 million common shares, no par value, of the Registrant were outstanding (of which 5.3 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.3 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2022 (Unaudited)	March 31, 2022
Assets
Cash	$1,503	$4,775
Finance receivables, net	161,696	168,600
Repossessed assets	1,208	658
Operating lease right-of-use assets	3,282	4,277
Prepaid expenses and other assets	1,146	1,103
Income taxes receivable	961	989
Property and equipment, net	1,468	1,783
Deferred income taxes	3,022	1,385
Total assets	$174,286	$183,570
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$59,349	$54,813
Note payable	-	3,244
Net long-term debt	59,349	58,057
Operating lease liabilities	3,441	4,410
Accounts payable and accrued expenses	2,458	4,717
Total liabilities	65,248	67,184
Commitments and contingencies (see Note 10)
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,658 and 12,673 shares issued, respectively; and 7,309 and 7,546 shares outstanding, respectively	35,172	35,292
Treasury stock: 5,349 and 5,127 common shares, at cost, respectively	(76,684)	(74,405)
Retained earnings	150,550	155,499
Total shareholders’ equity	109,038	116,386
Total liabilities and shareholders’ equity	$174,286	$183,570

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Interest and fee income on finance receivables	$12,249	$12,572	$24,313	$25,166
Net gain on equity investments	853	—	66	—
Total revenue	13,102	12,572	24,379	25,166
Expenses:
Marketing	325	373	909	950
Administrative	6,910	7,448	15,670	15,143
Provision for credit losses	8,906	1,395	12,550	2,125
Depreciation and amortization	116	96	241	172
Interest expense	975	1,121	1,543	2,309
Total expenses	17,232	10,433	30,913	20,699
(Loss) income before income taxes	(4,130)	2,139	(6,534)	4,467
Income tax (benefit) expense	(958)	536	(1,585)	1,135
Net (loss) income	$(3,172)	$1,603	$(4,949)	$3,332
Net (loss) income per share:
Basic	$(0.44)	$0.21	$(0.68)	$0.44
Diluted	$(0.44)	$0.21	$(0.68)	$0.44

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2022
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at June 30, 2022	7,315	$35,143	$(76,543)	$153,722	$112,322
Issuance of restricted stock awards	11	—	—	—	—
Share-based compensation	—	29	—	—	29
Treasury stock	(17)	—	(141)	—	(141)
Net income	—	—	—	(3,172)	(3,172)
Balance at September 30, 2022	7,309	$35,172	$(76,684)	$150,550	$109,038

	Three Months Ended September 30, 2021
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at June 30, 2021	7,650	$35,110	$(73,008)	$154,230	$116,332
Issuance of restricted stock awards	10	—	—	—	—
Share-based compensation	—	41	—	—	41
Treasury stock	(77)	—	(887)	—	(887)
Net income	—	—	—	1,603	1,603
Balance at September 30, 2021	7,583	$35,151	$(73,895)	$155,833	$117,089

	Six Months Ended September 30, 2022
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2022	7,546	$35,292	$(74,405)	$155,499	$116,386
Issuance of restricted stock awards	11	—	—	—	—
Cancellation of restricted stock awards	(26)	(175)	—	—	(175)
Share-based compensation	—	55	—	—	55
Treasury stock	(222)	—	(2,279)	—	(2,279)
Net income	—	—	—	(4,949)	(4,949)
Balance at September 30, 2022	7,309	$35,172	$(76,684)	$150,550	$109,038

	Six Months Ended September 30, 2021
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2021	7,708	$35,064	$(72,343)	$152,501	$115,222
Issuance of restricted stock awards	12	—	—	—	—
Share-based compensation	—	87	—	—	87
Treasury stock	(137)	—	(1,552)	—	(1,552)
Net income	—	—	—	3,332	3,332
Balance at September 30, 2021	7,583	$35,151	$(73,895)	$155,833	$117,089

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(4,949)	$3,332
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	241	172
Amortization of debt issuance costs	36	215
Non-cash lease expense	25	(98)
Loss on sale of property and equipment	(66)	(2)
Net gain on equity investments	(66)	—
Provision for credit losses	12,550	2,125
Amortization of dealer discounts	(3,185)	(3,237)
Amortization of insurance and fees commissions	(1,397)	(1,344)
Accretion of purchase price discount	(88)	(116)
Deferred income taxes	(1,637)	561
Cancellations of restricted stock awards	(175)	—
Share-based compensation	55	88
Changes in operating assets and liabilities:
Accrued interest receivable	(39)	(120)
Prepaid expenses and other assets	(43)	78
Accounts payable and accrued expenses	(2,259)	(593)
Income taxes receivable	27	413
Net cash (used in) provided by operating activities	(970)	1,474
Cash flows from investing activities
Purchase and origination of finance receivables	(56,178)	(51,962)
Principal payments received on finance receivables and proceeds from repossessed assets sales	54,693	59,237
Purchase of equity investments	(7,237)	—
Proceeds from sale of equity investments	7,303	—
Proceeds from sale of property and equipment	140	—
Purchases of property and equipment	—	(553)
Net cash (used in) provided by investing activities	(1,279)	6,722
Cash flows from financing activities
Repayments on credit facility	(13,000)	(16,770)
Proceeds from the credit facility	17,500	—
Repayment of PPP Loan	(3,244)	—
Repurchases of treasury stock	(2,279)	(1,552)
Net cash used in financing activities	(1,023)	(18,322)
Net decrease in cash and restricted cash	(3,272)	(10,126)
Cash and restricted cash at the beginning of period	4,775	32,977
Cash and restricted cash at the end of period	$1,503	$22,851
Supplemental disclosures, including noncash activities:
Interest paid	1,375	2,160
Income taxes paid	24	161
Transfer of finance receivables to repossessed assets	4,320	2,948
Leased assets obtained in exchange for new operating lease liabilities	163	1,693

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada” or the Company) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying condensed consolidated balance sheet as of September 30, 2022, and the accompanying unaudited interim consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 as filed with the Securities and Exchange Commission on June 24, 2022. The March 31, 2022 consolidated balance sheet included herein has been derived from the March 31, 2022 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported net income (loss).

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

The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended September 30, 2022 and 2021 was 6.4% and 6.7%, respectively, in relation to the total amount financed.

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

Note 3. Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. The Company's participating securities are non-vested restricted shares which are not required to share losses, and accordingly, are not allocated losses in periods of net loss. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock compensation awards. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three months ended September 30, (In thousands, except per share amounts)		Six months ended September 30, (In thousands, except per share amounts)
	2022	2021	2022	2021
Numerator
Net (loss) income per consolidated statements of income	$(3,172)	$1,603	$(4,949)	$3,332
Percentage allocated to shareholders *	100%	100%	100%	100%
Numerator for basic and diluted earnings per share	$(3,172)	$1,596	$(4,949)	$3,319

Denominator
Denominator for basic earnings per share - weighted-average shares outstanding	7,273	7,620	7,385	7,622
Dilutive effect of stock options	—	—	—	—
Denominator for diluted earnings per share	7,273	7,620	7,385	7,622

Per share income from continuing operations
Basic	$(0.44)	$0.21	$(0.68)	$0.44
Diluted	(0.44)	0.21	(0.68)	0.44

* Basic weighted-average shares outstanding	7,273	7,620	7,385	7,622
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,273	7,652	7,385	7,651
Percentage allocated to shareholders	100%	100%	100%	100%

Note 4. Finance Receivables

Finance Receivables Portfolio, net

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	September 30, 2022	March 31, 2022
Finance receivables	$175,406	$178,786
Accrued interest receivable	2,354	2,315
Unearned dealer discounts	(6,535)	(6,894)
Unearned insurance commissions and fees	(2,313)	(2,446)
Purchase price discount	(125)	(212)
Finance receivables, net of unearned	168,787	171,549
Allowance for credit losses	(7,091)	(2,949)
Finance receivables, net	$161,696	$168,600

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of September 30,
Contract Portfolio	2022	2021
Average APR	22.8%	22.9%
Average discount	7.2%	7.5%
Average term (months)	50	50
Number of active contracts	18,059	20,927

	As of September 30,
Direct Loan Portfolio	2022	2021
Average APR	29.7%	29.0%
Average term (months)	27	27
Number of active contracts	7,264	5,006

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of September 30, 2022, the average model year of vehicles collateralizing the portfolio was a 2012 vehicle.

Direct Loans were typically ranging from $500 to $15 thousand and were generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans was originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represented a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral was “typically” less valuable. In deciding whether to make a loan, the Company considered the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to current or former customers, the payment history of the borrower was a significant factor in making the loan decision. As of September 30, 2022, loans made by the Company pursuant to its Direct Loan program constituted approximately 16% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans were driven primarily by consideration of the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses was determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Additionally, credit loss trends over several reporting periods were utilized in estimating losses and overall portfolio performance. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation was overstated and management judgement may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30, 2022			Six months ended September 30, 2022
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$2,460	$1,226	$3,686	$1,960	$989	$2,949
Provision for credit losses	7,511	1,395	8,906	10,615	1,935	12,550
Charge-offs	(6,144)	(645)	(6,789)	(10,190)	(994)	(11,184)
Recoveries	1,261	27	1,288	2,703	73	2,776
Balance at September 30, 2022	$5,088	$2,003	$7,091	$5,088	$2,003	$7,091

	Three months ended September 30, 2021			Six months ended September 30, 2021
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$5,268	$(18)	$5,250	$6,001	$153	$6,154
Provision for credit losses	460	935	1,395	1,190	935	2,125
Charge-offs	(3,128)	(182)	(3,310)	(5,901)	(373)	(6,274)
Recoveries	1,116	11	1,127	2,426	31	2,457
Balance at September 30, 2021	$3,716	$746	$4,462	$3,716	$746	$4,462

The Company uses the trailing twelve-month charge-offs, and applies this calculated percentage to ending finance receivables to calculate estimated probable credit losses for purposes of determining the allowance for credit losses. The Company then takes into consideration the composition of its portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts and adjusts the above, if necessary, to determine management’s total estimate of probable credit losses and its assessment of the overall adequacy of the allowance for credit losses. By including recent trends such as delinquency, non-performing assets, and bankruptcy in its determination, management believes that the allowance for credit losses reflects the current trends of incurred losses within the portfolio and is better aligned with the portfolio’s performance indicators.

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	September 30, 2022			September 30, 2021
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$140,921	$26,550	$167,471	$153,991	$18,646	$172,637
Non-performing accounts	6,828	827	7,655	3,949	198	4,147
Total	147,749	27,377	175,126	157,940	18,844	176,784
Chapter 13 bankruptcy accounts	246	34	280	214	15	229
Finance receivables	$147,995	$27,411	$175,406	$158,154	$18,859	$177,013

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

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
September 30, 2022	$147,749	$9,769	$4,492	$2,303	$33	$16,597
		6.61%	3.04%	1.56%	0.02%	11.23%

March 31, 2022	$154,143	$7,097	$2,936	$1,183	$48	$11,264
		4.60%	1.90%	0.77%	0.03%	7.31%

September 30, 2021	$157,940	$7,990	$2,905	$1,024	$19	$11,938
		5.06%	1.84%	0.65%	0.01%	7.56%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
September 30, 2022	$27,377	$1,169	$517	$302	$8	$1,996
		4.27%	1.89%	1.10%	0.03%	7.29%

March 31, 2022	$24,376	$607	$197	$77	$—	$881
		2.49%	0.81%	0.32%	—	3.61%

September 30, 2021	$18,844	$416	$145	$53	$—	$614
		2.21%	0.77%	0.28%	—	3.26%

Note 5. Credit Facility

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

Pursuant to the Credit Agreement, the lenders agreed to extend to the Borrowers a line of credit of up to $175 million. The availability of funds under the Line of Credit is generally limited to an advance rate of between 80% and 85% of the value of eligible receivables, and outstanding advances under the Line of Credit will accrue interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 2.25%. The commitment period for advances under the Line of Credit is three years (the expiration of that time period, the “Maturity Date”).

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

If the lenders terminate the Line of Credit following the occurrence of an event of default under the loan documents, or the Borrowers prepay the loan and terminate the Line of Credit prior to the Maturity Date, then the Borrowers are obligated to pay a termination or prepayment fee in an amount equal to a percentage of $175 million calculated as 2% if the termination or prepayment occurs during year one, 1% if the termination or repayment occurs during year two, and 0.5% if the termination or prepayment occurs thereafter.

As of September 30, 2022, the Company had aggregate outstanding indebtedness under the Line of Credit of $59.5 million, compared to $55.0 million as of March 31, 2022.

Future maturities of debt as of September 30, 2022 were as follows:

(in thousands)
FY2023	$—
FY2024	—
FY2025	59,500
FY2026	—
$59,500

On October 20, 2022, the Company received a letter from the agent of its lenders, notifying the Company that it is instituting the default rate of interest effective as of August 31, 2022 in connection with an event of default that occurred from failure to comply with the EBITDA Ratio covenant, as defined, for the calendar month ending August 31, 2022. The agreement requires an EBITDA

Ratio of not less than 1.50 to 1.0 as of the end of each calendar month. The Company’s EBITDA Ratio declined to 0.33 for the calendar month ending August 31, 2022 and to -0.70 for the calendar month ending September 30, 2022.

In the letter, the lenders expressly reserve all rights and remedies available under agreement. Among those rights and remedies is the ability of the lenders to accelerate all of the Company’s obligations under the loan. The effect of the imposition of the default rate of interest resulted in an additional $130 thousand in interest for the quarter ended September 30, 2022.

The Company is working with the lender to waive the violations and restructure the facility to remove the default status and application of the default rate going forward. The Company is also negotiating a refinancing opportunity with an alternative source.

Note 6. Going Concern Assessment

If the lenders were to accelerate the Company’s obligations under the loan agreement, the Company would be unable to immediately meet the obligations and others without undertaking other financing or a capital raise. The lenders' right to accelerate the debt and the Company's ability to find alternative financing on economically favorable terms or at all, depends in part on factors that are beyond the Company’s control and required consideration in management’s going concern assessment for the interim reporting period. Management evaluated the significance of the lenders' right to accelerate the debt, including the likelihood of acceleration based on current discussions and the management’s understanding of the lenders' intentions to restructure the facility. While the EBITDA Ratio was not met, the Debt to Adjusted Tangible Net Worth Ratio has been maintained at a level of approximately 0.6 to one, which is significantly lower than the maximum of 3 to one permitted by the loan agreement. The Company’s tangible net worth reduces credit risk to lenders and supports management’s belief that the Company will continue having access to the lenders' credit. Importantly, based on current discussions, a restructuring of the agreement is expected to exclude the EBITDA Ratio requirement. The lenders are aware of the previously announced branch closures and reductions of workforce including the related charges. In addition, management has strong indications that another lender would be willing to provide ample financing, based on acceptable economic terms, to settle the obligation in the near term. Management’s assessment, which considers the lenders' understood intentions, is that it is probable the current loan agreement will be successfully restructured. Secondarily, based on current negotiations of terms with another lender, management assessed that the Company could obtain other financing in the near term.

Note 7. Income Taxes

The Company recorded an income tax benefit of approximately $958 thousand for the three months ended September 30, 2022 compared to income tax expense of approximately $536 thousand for the three months ended September 30, 2021. The Company’s effective tax rate decreased to 23.4% for the three months ended September 30, 2022 from 25.1% for the three months ended September 30, 2021. The Company recorded an income tax benefit of approximately $1.6 million for the six months ended September 30, 2022 compared to income tax expense of approximately $1.1 million for the six months ended September 30, 2021. The Company’s effective tax rate decreased to 24.4% for the six months ended September 30, 2022 from 25.4% for the six months ended September 30, 2021. The lower effective tax rate for the three and six months ended September 30, 2021 was attributed to discrete and other non-recurring items.

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

The Company’s lease liability was $3.4 million and $4.4 million as of September 30, 2022 and March 31, 2022, respectively. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. The lease asset was $3.3 million and $4.3 million as of September 30, 2022 and March 31, 2022, respectively.

On July 18, 2022, the Company announced its plan to close eleven branches, of which six closures occurred prior to September 30, 2022 and resulted in approximately $230 thousand in lease termination expenses.

Future minimum lease payments under non-cancellable operating leases in effect as of September 30, 2022, are as follows:

in thousands
FY2023 (remaining six months)	$736
FY2024	1,066
FY2025	819
FY2026	467
FY2027	293
Thereafter	$481
Total future minimum lease payments	3,862
Present value adjustment	(421)
Operating lease liability	$3,441

The following table reports information about the Company’s lease cost for the three months ended September 30, 2022 (in thousands):

Lease cost:
Operating lease cost	$435
Variable lease cost	92
Total lease cost	$527

The following table reports information about the Company’s lease cost for the three months ended September 30, 2021 (in thousands):

Lease cost:
Operating lease cost	$430
Variable lease cost	85
Total lease cost	$515

The following table reports information about the Company’s lease cost for the six months ended September 30, 2022 (in thousands):

Lease cost:
Operating lease cost	$893
Variable lease cost	187
Total lease cost	$1,080

The following table reports information about the Company’s lease cost for the six months ended September 30, 2021 (in thousands):

Lease cost:
Operating lease cost	$820
Variable lease cost	170
Total lease cost	$990

The following table reports other information about the Company’s leases for the three months ended September 30, 2022 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$457
Operating Lease - Operating Cash Flows (Liability Reduction)	$369
Weighted Average Lease Term - Operating Leases	3.9 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the three months ended September 30, 2021 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$391
Operating Lease - Operating Cash Flows (Liability Reduction)	$343
Weighted Average Lease Term - Operating Leases	4.3 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the six months ended September 30, 2022 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$902
Operating Lease - Operating Cash Flows (Liability Reduction)	$748
Weighted Average Lease Term - Operating Leases	3.9 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the six months ended September 30, 2021 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$776
Operating Lease - Operating Cash Flows (Liability Reduction)	$678
Weighted Average Lease Term - Operating Leases	3.7 years
Weighted Average Discount Rate - Operating Leases	6.5%

Note 9. Fair Value Disclosures

The Company’s financial instruments consist of cash, finance receivables, repossessed assets, the line of credit, and the note payable. Each of these financial instruments are not carried at fair value.

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

Based on these market conditions, the fair value of the Line of credit as of September 30, 2022 was estimated to be equal to the book value. The interest rate for the Credit line is a variable rate based on SOFR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
September 30, 2022	$1,503	$-	$-	$1,503	$1,503
March 31, 2022	$4,775	$-	$-	$4,775	$4,775
Finance receivables:
September 30, 2022	$-	$-	$161,696	$161,696	$161,696
March 31, 2022	$-	$-	$168,600	$168,600	$168,600
Repossessed assets:
September 30, 2022	$-	$-	$1,208	$1,208	$1,208
March 31, 2022	$-	$-	$658	$658	$658
Credit facility:
September 30, 2022	$-	$-	$59,500	$59,500	$59,500
March 31, 2022	$-	$-	$55,000	$55,000	$55,000
Note Payable:
September 30, 2022	$-	$-	$-	$-	$-
March 31, 2022	$3,244	$-	$-	$3,244	$3,244

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. There were none at September 30, 2022 and March 31, 2022 and there were no nonrecurring fair value measurements during the three and six months ended September 30, 2022 and 2021.

Level 2 assets are financial assets and liabilities that do not have regular market pricing, but whose fair value can be determined based on other data values or market pricing.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Management has determined that this level to be most appropriate for the Line of credit.

Note 10. Commitments and Contingencies

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, none of which, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

Note 11. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (FASB) issued the Accounting Standard Updates (ASU) 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements and is collecting and analyzing data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. At this time, the Company believes the adoption of this ASU will likely have a material effect and is expected to increase the overall allowance for credit losses.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitating of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions in which the reference London Interbank Offered Rate (LIBOR) or another reference rate is expected to be discontinued as a result of the Reference Rate Reform. This ASU was intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This ASU was effective immediately and is effective through December 31, 2022. The adoption of this ASU did not have a material effect on the Company's consolidated financial statements.

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

In August 2019, the Company’s Board authorized additional repurchases of up to $1.0 million of the Company’s outstanding shares.

The following table summarizes treasury share transactions under the Company's stock repurchase program:

	Three months ended September 30, (In thousands)
	2022		2021
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,332	$(76,143)	5,005	$(73,008)
Treasury shares purchased	17	(541)	77	(887)
Treasury shares at the end of period	5,349	$(76,684)	5,082	$(73,895)

	Six months ended September 30, (In thousands)
	2022		2021
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,127	$(74,405)	4,945	$(72,343)
Treasury shares purchased	222	(2,279)	137	(1,552)
Treasury shares at the end of period	5,349	$(76,684)	5,082	$(73,895)

For the three months ended September 30, 2022, the Company repurchased a total of 17,007 shares of common stock at an aggregate cost of $141 thousand and average cost per share of $8.30.

Note 13. Note Payable

On May 27, 2020, the Company obtained a loan in the amount of approximately $3.2 million from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan. The Company submitted a forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. On December 27, 2021 SBA informed the Company that no forgiveness was granted. The Company filed an appeal with SBA on January 5, 2022. On May 6, 2022 the Office of Hearing and Appeals SBA (OHA) rendered a decision to deny the appeal. The Company subsequently repaid the outstanding principal balance of $3.2 million plus accrued and unpaid interest of $65 thousand on May 23, 2022.

Note 14. Restructuring Activities

On July 18, 2022, the Company announced its plan to close eleven branches and consolidation of workforce impacting approximately 44 employees. As of September 30, 2022 the Company completed six branch closures, which resulted in approximately $230 thousand in lease termination expenses and approximately $84 thousand in severance expenses.

Note 15. Subsequent Events

As previously announced on Form 8-K filed on October 27, 2022, the Company received a letter from the agent of its lenders, notifying the Company that it is instituting the default rate of interest effective as of August 31, 2022. For further discussions regarding the default see “Note 5. Credit Facility”.

In the letter, the lenders expressly reserve all rights and remedies available under the credit agreement. Among those rights and remedies is the ability of the lenders to accelerate all of the Company’s obligations under the loan. The effect of the imposition of the default rate of interest is an additional $130 thousand in interest for the quarter ended September 30, 2022 and is estimated to be an additional approximately $118 thousand per month while the default rate remains in place.

The Company also announced on Form 8-K filed on November 3, 2022 a change in its operating strategy and restructuring plan with the goal of reducing operating expenses and freeing up capital. As part of this plan, the Company would shift from a decentralized to a regionalized business model and has entered into a loan servicing agreement with Westlake Portfolio Management, LLC. While the Company intends to continue Contract purchase and origination activities, albeit on a smaller scale, its servicing, collections and recovery operations will be outsourced to Westlake. The Company will cease originations of Direct Loans. The Company expects that this plan will reduce overhead, streamline operations and reduce compliance risk, while maintaining the Company’s underwriting standards. The Company expects significant annual operating cost savings to substantially exceed the upfront costs associated with the restructuring. The Company further anticipates that execution of this plan will free up capital and permit the Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business. The Company believes this plan would address the profitability concerns underlying the above-mentioned event of default.

As part of this restructuring plan, the Company announced the closure of 34 of its 36 branches. Consolidation of workforce associated with these closures is expected to impact approximately 173 employees, representing 82% of the Company workforce. For further information refer to the disclosure under "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring and Change in Operating Strategy."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, “will”, “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Quarterly Report may include, without limitation: (1) statements about the expected benefits, costs and timing of the Company’s restructuring and change in operating strategy, including its servicing arrangement with Westlake Portfolio Management, LLC (“Westlake”) (including without limitation the servicing and termination fees) and its exit and disposal activities; (2) the continuing impact of COVID-19 on our customers and our business, (3) projections of revenue, income, and other items relating to our financial position and results of operations, (4) statements of our plans, objectives, strategies, goals and intentions, (5) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (6) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

•
the risk that the anticipated benefits of the restructuring and change in operating strategy, including the servicing arrangement with Westlake (including without limitation the expected reduction in overhead, streamlining of operations or reduction in compliance risk), do not materialize to the extent expected or at all, or do not materialize within the timeframe targeted by management;
•
the risk that the actual servicing fees paid by the Company under the Westlake servicing agreement, which the Company expects to classify as administrative costs on its financial statements, exceed the amounts estimated;
•
the risk that the actual costs of the exit and disposal activities in connection with the consolidation of workforce and closure of offices exceed the Company’s estimates or that such activities are not completed on a timely basis;
•
the risk that the Company underestimates the staffing and other resources needed to operate effectively after consolidating its workforce and closing offices;
•
uncertainties surrounding the Company’s success in developing and executing on a new business plan;
•
uncertainties surrounding the Company’s ability to use any excess capital to increase shareholder returns, including without limitation, by acquiring loan portfolios or businesses or investing outside of the Company’s traditional business;
•
the risk that the lenders under the Wells Fargo credit facility (“WF Credit Facility”) may declare the Company’s obligations under the agreement immediately due and payable;
•
the ongoing impact on us, our employees, our customers and the overall economy of the COVID-19 pandemic and measures taken in response thereto;;
•
the ongoing impact on us, our customers and the overall economy of the supply constraints, especially with respect to energy, caused by the COVID-19 pandemic and the Russian invasion of Ukraine and related economic sanctions;
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
•
increases in the default rates experienced on our automobile finance installment contracts (“Contracts”) or direct loans (“Direct Loans”);
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
•
fraudulent activity, employee misconduct or misconduct by third parties, including representatives or agents of Westlake;
•
media and public characterization of consumer installment loans;
•
failure of third parties to provide various services that are important to our operations;
•
alleged infringement of intellectual property rights of others and our ability to protect our intellectual property;
•
litigation and regulatory actions;
•
our ability to attract, retain and motivate key officers and employees;
•
use of third-party vendors and ongoing third-party business relationships, particularly our relationship with Westlake;
•
cyber-attacks or other security breaches suffered by us or Westlake;
•
disruptions in the operations of our or Westlake’s computer systems and data centers;
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

Restructuring and Change in Operating Strategy

Change in Operating Strategy

On November 2, 2022, the Company announced a change in its operating strategy and restructuring plan with the goal of reducing operating expenses and freeing up capital. As part of this plan, the Company is shifting from a decentralized to a regionalized business model, but continues to remain committed to its core product of financing primary transportation to and from work for the subprime borrower through the local independent automobile dealership. The Company intends to scale down Contract originations to focus on certain regional markets and will no longer originate Direct Loans. The Company's servicing, collections and recovery operations will be outsourced. The Company's operating strategy also includes risk-based pricing and a prudent underwriting discipline required for optimal portfolio performance. The Company expects that this plan will reduce overhead, streamline operations and reduce compliance risk, while maintaining the Company’s underwriting standards. The Company further anticipates that execution of this plan will free up capital and permit the Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business. The Company’s principal goals are to increase its profitability and its long-term value.

Westlake Servicing Agreement

As part of the restructuring plan, Nicholas Financial, Inc., a Florida corporation (“NFI”) and indirect wholly-owned subsidiary of the Company, entered into a loan servicing agreement (the “Servicing Agreement”) with Westlake Portfolio Management, LLC (“Westlake”).

Pursuant to the Servicing Agreement, on or around the “Closing Date” (expected to occur prior to early December 2022), Westlake will begin servicing all receivables held by NFI under its Contracts and Direct Loans, except for charged-off and certain other receivables. Those receivables covered by the Servicing Agreement as of the Closing Date are referred to as the “initial receivables.” NFI expects to add additional Contract receivables to the receivables pool covered under the Servicing Agreement from time to time in the future, but will no longer originate Direct Loans. All receivables remain vested in NFI.

More specifically, Westlake has agreed to manage, service, administer and make collections on the receivables, as well as perform certain other duties specified in the agreement, in accordance with servicing practices and standards used by prudent sale finance companies or lending institutions that service motor vehicle secured retail installment contracts of the same type. Westlake will maintain custody of the receivable files and lien certificates, acting as custodian for the Company.

Under the Servicing Agreement, NFI has agreed to pay Westlake a boarding fee with respect to the initial receivables, and boarding fees based on a percentage of any additional receivables to be added to the pool in the future. In addition, NFI is obligated to pay Westlake monthly servicing fees depending on the aggregate principal balance of receivables, the types of services provided by Westlake and the payment status of the various loans. The Company expects to classify such fees as administrative costs on its financial statements. Estimates of such administrative costs applied to the initial receivables are provided below. Any additional receivables will also be subject to such servicing fees and presented as administrative costs on the Company’s financial statements. Collections of amounts made after accounts have been charged off are split between NFI and Westlake. NFI must also reimburse Westlake for certain expenses specified in the Servicing Agreement.

The Servicing Agreement contains representations and warranties by both parties. It allows Westlake to delegate its duties under the agreement to an affiliate or subservicer with NFI’s prior written consent. If certain events specified in the Servicing Agreement occur (“Servicer Termination Events”), NFI is entitled to terminate Westlake’s rights and obligations and appoint a successor servicer under the agreement.

The Servicing Agreement will become effective after NFI has transferred the relevant receivables files to Westlake and expires upon the earliest to occur of (i) the date on which NFI sells, transfers or assigns all outstanding receivables to a third party (including to Westlake), (ii) the date on which the last receivable is repaid or otherwise terminated and (iii) 3 years from the Closing Date. If NFI terminates the Agreement other than for a Servicer Termination Event, it is obligated to pay Westlake a termination fee if the termination occurs prior to the third anniversary of the Closing Date, which fee, if payable, is expected to exceed $1 million.

Exit and Disposal Activities

As part of the restructuring plan and change in operating strategy disclosed above, the Board of Directors of the Company determined on November 2, 2022 to close 34 of its 36 branches. Consolidation of workforce associated with these closures is expected to impact approximately 173 employees, representing 82% of the Company’s workforce as of such date.

The expected total charges to be incurred by the Company are between $11.1 million and $12.4 million, consisting of cash expenditures between $11.0 million and $12.3 million, and approximately $0.1 million of non-cash impairment charges associated with lease obligations.

Of these expected total charges, the Company estimates incurring, in the first year following implementation of the restructuring plan, between $4.3 million and $4.6 million of administrative costs, between $0.2 million and $0.3 million of employee-related costs, including severance expenses, and between $3.3 million and $3.4 million for lease terminations, and, in the second through fifth year following such implementation, between $3.2 million and $4.0 million of administrative costs in the aggregate. These administrative costs relate solely to the initial receivables described in the previous section and do not include any additional receivables.

The closing of branches and consolidation of the workforce is expected to be completed by January 31, 2023. The Company expects that the majority of lease terminations and employee-related charges will be recorded in the third quarter of Fiscal Year 2023.

The above estimates of charges and timelines could change as the Company’s plans evolve and become finalized. The Company expects significant annual operating cost savings to substantially exceed the upfront costs associated with the restructuring.

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

The Company uses trailing twelve-month net charge-offs as a percentage of average finance receivables, and applies this calculated percentage to ending finance receivables to calculate estimated future probable credit losses for purposes of determining the allowance for credit losses. The Company then takes into consideration the composition of its portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts and adjusts the above, if necessary, to determine management’s total estimate of probable credit losses and its assessment of the overall adequacy of the allowance for credit losses. Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. This approach aligns with the Company’s lending policies and underwriting standards.

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

The Company has detailed underwriting guidelines it utilizes to determine which Contracts to purchase. These guidelines are specific and are designed to provide reasonable assurance that the Contracts purchased have common risk characteristics.

Introduction

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

For the three months ended September 30, 2022, the dilutive loss per share was $0.44 as compared to dilutive earnings per share of $0.21 for the three months ended September 30, 2021. Net loss was $3.2 million for the three months ended September 30, 2022 as compared to net income of $1.6 million for the three months ended September 30, 2021. Interest and fee income on finance receivables decreased 2.6% to $12.2 million for the three months ended September 30, 2022 as compared to $12.6 million for the three months ended September 30, 2021. Provision for credit losses increased 538.4% to $8.9 million for the three months ended September 31, 2022 as compared to $1.4 million for the three months ended September 30, 2021.

For the six months ended September 30, 2022, the dilutive loss per share was $0.68 as compared to dilutive earnings per share of $0.44 for the six months ended September 30, 2021. Net loss was $4.9 million for the six months ended September 30, 2022 as compared to net income of $3.3 million for the six months ended September 30, 2021. Interest and fee income on finance receivables decreased 3.4% to $24.3 million for the six months ended September 30, 2022 as compared to $25.2 million for the six months ended September 30, 2021. Provision for credit losses increased 490.6% to $12.6 million for the six months ended September 31, 2022 as compared to $2.1 million for the six months ended September 30, 2021.

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

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
	2022	2021	2022	2021
Portfolio Summary
Average finance receivables (1)	$178,636	$178,873	$178,902	$180,364
Average indebtedness (2)	$65,824	$72,044	$63,340	$75,611
Interest and fee income on finance receivables	$12,249	$12,572	$24,313	$25,166
Interest expense	975	1,121	1,543	2,309
Net interest and fee income on finance receivables	$11,274	$11,451	$22,770	$22,857
Gross portfolio yield (3)	27.43%	28.11%	27.18%	27.91%
Interest expense as a percentage of average finance receivables	2.18%	2.51%	1.72%	2.56%
Provision for credit losses as a percentage of average finance receivables	19.94%	3.12%	14.03%	2.36%
Net portfolio yield (3)	5.31%	22.48%	11.43%	22.99%
Operating expenses as a percentage of average finance receivables	16.46%	17.70%	18.80%	18.04%
Pre-tax yield as a percentage of average finance receivables (4)	(11.15)%	4.78%	(7.37)%	4.95%
Net charge-off percentage (5)	12.38%	4.88%	9.43%	4.23%
Finance receivables			$175,406	$177,013
Allowance percentage (6)			4.04%	2.52%
Total reserves percentage (7)			7.84%	6.50%

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

Analysis of Credit Losses

The Company uses a trailing twelve-month charge-off analysis to calculate the allowance for credit losses and takes into consideration the composition of the portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. By including recent trends such as delinquency, non-performing assets, and bankruptcy in its determination, management believes that the allowance for credit losses reflects the current trends of incurred losses within the portfolio and is better aligned with the portfolio’s performance indicators.

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

Beginning March 31, 2018, the Company allocated a specific reserve for the Chapter 13 bankruptcy accounts using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $145 thousand and $118 thousand for these accounts as of September 30, 2022 and September 30, 2021, respectively.

The provision for credit losses increased to $8.9 million for the three months ended on September 30, 2022, from $3.6 million for the three months ended on June 30, 2022, due to a substantial increase in the net charge-off percentage. The net charge-off percentage increased by approximately 91% to 12.4% for the three months ended on September 30, 2022, from 6.5% for the three months ended on June 30, 2022, and from 4.9% for the fiscal year ended September 30, 2021, primarily resulting from increased delinquencies and loan defaults. (See note 5 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage). Management attributes these increased delinquencies and loan defaults primarily to the fact that the beneficial impact of the government’s prior COVID-19-related assistance to the Company’s customers had subsided at a time when those customers began facing increased inflationary pressures affecting their cost of living, and expects that the net charge-off percentage will remain, for the foreseeable future, at levels higher than those experienced in prior years for the same reasons.

The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2022 was 11.2%, an increase from 7.6% as of September 30, 2021. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2022 was 7.3%, an increase from 3.3% as of September 30, 2021. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by market and economic pressure and its adverse impact on consumers. The delinquency percentages were exceptionally lower across the industry, current delinquency trends return to the pre-pandemic levels.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 2.6% to $12.2 million for the three months ended September 30, 2022, from $12.6 million for the three months ended September 30, 2021. The decrease was primarily due to a 8.6% decrease in finance receivables to $175.4 million for the three months ended September 30, 2022, when compared to $177.0 million for the corresponding period ended September 30, 2021. The decrease in finance receivables was primarily the result of a reduction in volume of Contracts purchased, average discount, and average APR. While the reduction in volume continued a trend established under prior management, the decline in average discount and average APR is primarily the result of Company's operating strategy to stay competitive while maintaining conservative underwriting practices.

The gross portfolio yield decreased to 27.4% for the three months ended September 30, 2022, compared to 28.1% for the three months ended September 30, 2021. The net portfolio yield decreased to 5.3% for the three months ended September 30, 2022, compared to 22.5% for the three months ended September 30, 2021. The substantial erosion in net portfolio yield was primarily caused by the significant increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

As part of the Company’s restructuring and change in operating strategy disclosed above, management expects that operating expenses will decline as the Company transitions its servicing and collections activities to Westlake under the Servicing Agreement, although the effects of this decline will likely not begin materializing until the fourth quarter of fiscal year 2023. The Company estimates that administrative costs with respect to the initial pool of receivables serviced by Westlake will be as disclosed above under “Restructuring and Change in Operating Strategy—Exit and Disposal Activities.”

Operating Expenses

Operating expenses decreased to $7.4 million for the three months ended September 30, 2022 compared to $7.9 million for the three months ended September 30, 2021. The decline in operating expenses was primarily attributed to a reduction in salaries and employee benefits expenses. Similarly, operating expenses as a percentage of average finance receivables, also decreased to 16.5% for the three months ended September 30, 2022 from 17.7% for the three months ended September 30, 2021.

Provision Expense

The provision for credit losses increased to $8.9 million for the three months ended September 30, 2022 from $1.4 million for the three months ended September 30, 2021, largely due to an increase in the net charge-off percentage to 12.4% for the three months ended September 30, 2022 from 4.9% for the three months ended September 30, 2021.

Interest Expense

Interest expense was $1.0 million for the three months ended September 30, 2022 and $1.1 million for the three months ended September 30, 2021. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Variable interest under the Line of Credit facility	2.14%	1.00%	1.41%	1.00%
Credit spread under the Line of Credit facility	2.25%	3.75%	2.25%	3.75%
Average cost of borrowed funds	4.39%	4.75%	3.66%	4.75%

SOFR rates have increased to 2.50%, which represents the daily SOFR rate as required under our Wells Fargo Line of Credit, as of September 30, 2022 compared to 0.1%, which represents the one-month LIBOR rate as required under our Line of Credit, as of September 30, 2021. For further discussions regarding interest rates see “Note 5. Credit Facility”.

On October 20, 2022, the Company received a letter from the agent of its lenders notifying the Company that it is instituting the default rate of interest of 2.5% imposed effective as of August 31, 2022 in connection with an event of default that occurred by virtue of the Company failure to comply with Section 6.3(a) of the Loan Agreement (EBITDA Ratio) for the calendar month ending August 31, 2022. The effect of the imposition of the default rate of interest was an additional interest expense of approximately $130 thousand for the quarter ended September 30, 2022.

Income Taxes

The Company recorded an income tax benefit of approximately $958 thousand for the three months ended September 30, 2022 compared to income tax expense of approximately $536 thousand for the three months ended September 30, 2021. The Company’s effective tax rate decreased to 23.4% for the three months ended September 30, 2021 from 25.1% for the three months ended September 30, 2021.

Six months ended September 30, 2022 compared to six months ended September 30, 2021

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, decreased 3.4% to $24.3 million for the six months ended September 30, 2022 from $25.2 million for the six months ended September 30, 2021. The decrease was partly due to a lower average discount and a 0.8% decrease in average finance receivables to $178.9 million for the six months ended September 30, 2022 when compared to $180.4 million for the corresponding period ended September 30, 2021. The decrease in average finance receivables was primarily due to Company's commitment to maintaining its conservative underwriting practices, that typically allow more aggressive competitors to purchase a contract from a dealer.

The gross portfolio yield decreased to 27.2% for the six months ended September 30, 2022 compared to 27.9% for the six months ended September 30, 2021. The net portfolio yield decreased to 11.4% for the six months ended September 30, 2022 compared to 23.0% for the six months ended September 30, 2021, respectively. The substantial erosion in net portfolio yield was primarily caused by the significant increase in the provision for credit losses, as described under “Analysis of Credit Losses”.

Operating Expenses

Operating expenses increased to approximately $16.8 million for the six months ended September 30, 2022 from approximately $16.3 million for the six months ended September 30, 2021. Operating expenses as a percentage of average finance receivables increased to 18.8% for the six months ended September 30, 2022 from 18.0% for the six months ended September 30, 2021. The increase in the percentage is attributable to an increase in administrative expense and a decrease in the average finance receivables balances.

The disclosure on future operating expenses under "Three months ended September 30, 2022 compared to three months ended September 30, 2021—Operating Expenses” is incorporated herein by reference.

Provision Expense

The provision for credit losses increased to $12.6 for the six months ended September 30, 2022 from $2.1 million for the six months ended September 30, 2021, largely due to an increase in the net charge-off percentage to 9.4% for the six months ended September 30, 2022 from 4.2% for the six months ended September 30, 2021.

Interest Expense

Interest expense was $1.5 million for the six months ended September 30, 2022 and $2.3 million for the six months ended September 30, 2021.

Income Taxes

The Company recorded an income tax benefit of approximately $1.6 million for the six months ended September 30, 2022 compared to income tax expense of approximately $1.1 million for the six months ended September 30, 2021. The Company’s effective tax rate decreased to 24.4% for the six months ended September 30, 2022 from 25.4% for the six months ended September 30, 2021.

Contract Procurement

As of September 30, 2022, the Company purchased Contracts in the states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles; for the three-month periods ended September 30, 2022 and 2021, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of September 30,	Three months ended September 30,		Six months ended September 30,
	2022	2022	2021	2022	2021
State	Number of branches	Net Purchases (In thousands)		Net Purchases (In thousands)
FL	8	$3,878	$2,798	$8,627	$6,232
OH	6	3,219	2,885	6,202	6,138
GA	5	1,928	2,403	4,687	5,417
KY	2	1,120	1,135	2,621	2,798
MO	2	1,159	1,332	2,549	2,785
NC	3	1,910	1,827	3,750	2,958
IN	2	1,008	1,071	2,118	2,079
SC	2	977	1,242	2,318	2,212
AL	2	1,460	964	2,526	1,783
MI	-	64	513	514	1,303
NV	1	535	656	1,103	1,194
TN	1	619	486	915	964
IL	1	463	307	952	746
PA	1	466	372	1,080	732
TX	-	68	328	594	663
WI	-	80	234	344	520
ID	-	40	203	335	374
UT	-	23	86	94	231
AZ	-	65	38	89	56
KS	-	-	-	18	-
Total	36	$19,082	$18,880	$41,436	$39,185

	Three months ended September 30, (Purchases in thousands)		Six months ended September 30, (Purchases in thousands)
Contracts	2022	2021	2022	2021
Purchases	$19,082	$18,880	$41,436	$39,185
Average APR	22.7%	23.0%	22.8%	23.1%
Average discount	6.4%	6.7%	6.5%	6.9%
Average term (months)	48	47	48	47
Average amount financed	$11,964	$11,061	$11,758	$10,745
Number of Contracts	1,595	1,707	3,530	3,654

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended September 30, (Originations in thousands)		Six months ended September 30, (Originations in thousands)
Originated	2022	2021	2022	2021
Purchases/Originations	$6,527	$7,040	$14,742	$12,777
Average APR	30.3%	30.0%	30.8%	30.1%
Average term (months)	25	26	25	26
Average amount financed	$4,574	$4,433	$4,351	$4,396
Number of loans	1,427	1,588	3,417	2,904

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30, (In thousands)
	2022	2021
Cash provided by (used in):
Operating activities	$(970)	$1,474
Investing activities	(1,279)	6,722
Financing activities	(1,023)	(18,322)
Net decrease in cash	$(3,272)	$(10,126)

The Company’s primary use of working capital for the quarter ended September 30, 2022 was funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Company’s line of credit.

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

Pursuant to the WF Credit Agreement, the lenders have agreed to extend to the Borrowers a line of credit of up to $175 million. The availability of funds under the WF Credit Facility is generally limited to an advance rate of between 80% and 85% of the value of eligible receivables, and outstanding advances under the WF Credit Facility will accrue interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 2.25%. The commitment period for advances under the WF Credit Facility is three years (the expiration of that time period, the “Maturity Date”).

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

If the lenders terminate the WF Credit Facility following the occurrence of an event of default under the loan documents, or the Borrowers prepay the loan and terminate the WF Credit Facility prior to the Maturity Date, then the Borrowers are obligated to pay a termination or prepayment fee in an amount equal to a percentage of $175 million, calculated as 2% if the termination or prepayment occurs during year one, 1% if the termination or repayment occurs during year two, and 0.5% if the termination or prepayment occurs thereafter.

On October 20, 2022, the Company received a letter from the agent of the lenders under the WF Credit Facility notifying the Company that the agent is instituting the default rate of interest of 2.5% effective as of August 31, 2022 in connection with an event of default that occurred by virtue of the Company’s failure to comply with Section 6.3(a) of the Loan Agreement (EBITDA Ratio) for the calendar month ended August 31, 2022. The effect of the imposition of the default rate of interest was an additional approximately $130 thousand in interest for the quarter ended September 30, 2022. The Company expects that an additional approximately $118 thousand in interest will be incurred per month while the default rate remains in place. For the calendar months ended September 30, 2022 and October 31, 2022, the Company also failed to comply with the EBITDA Ratio under the WF Credit Facility. The Company is working with Wells Fargo to address the default, and is also negotiating a refinancing opportunity with an alternative source. There can be no assurances that the Company will be successful in addressing the default or entering into a successor agreement on favorable terms or at all.

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

On May 27, 2020, the Company obtained a loan in the amount of approximately $3.2 million from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company uses the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan. The Company submitted a forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. On December 27, 2021 SBA informed the Company that no forgiveness was granted. The Company filed an appeal with SBA on January 5, 2022. On May 6, 2022 the Office of Hearing and Appeals SBA (OHA) rendered a decision to deny the appeal. The Company subsequently repaid the outstanding principal balance of $3.2 million plus accrued and unpaid interest of $65 thousand on May 23, 2022.

The Company has begun its restructuring process to substantially decrease operating expenses and is developing a strategy with respect to its long-term use of cash. The related disclosure contained in “Restructuring and Change in Operating Strategy” is incorporated herein by reference.

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

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, that, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, especially in the section “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements,” you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended September 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
July 1, 2022 to July 31, 2022	5	$9.46	5	$2,866
August 1, 2022 to August 31, 2022	4	9.17	4	2,829
September 1, 2022 to September 30, 2022	8	7.17	8	2,772
Total	17	$8.60	17

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

ITEM 3. Defaults Upon Senior Securities

On October 20, 2022, the Company received a letter from the agent of the lenders under the WF Credit Facility notifying the Company that the agent is instituting the default rate of interest of 2.5% effective as of August 31, 2022 in connection with an event of default that occurred by virtue of the Company’s failure to comply with Section 6.3(a) of the Loan Agreement (EBITDA Ratio) for the calendar month ended August 31, 2022. For the calendar months ended September 30, 2022 and October 31, 2022, the Company also failed to comply with the EBITDA Ratio under the WF Credit Facility.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: November 14, 2022	/s/ Mike Rost
Mike Rost
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)