Form 10-Q
period 2022-12-31
NICHOLAS FINANCIAL INC
filed 2023-02-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2022

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

As of February 10, 2023, approximately 12.7 million common shares, no par value, of the Registrant were outstanding (of which 5.4 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.3 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2022 (Unaudited)	March 31, 2022
Assets
Cash	$914	$4,775
Finance receivables, net	139,719	168,600
Repossessed assets	1,041	658
Operating lease right-of-use assets	1,176	4,277
Prepaid expenses and other assets	615	1,103
Income taxes receivable	945	989
Property and equipment, net	794	1,783
Deferred income taxes	—	1,385
Total assets	$145,204	$183,570
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$44,624	$54,813
Note payable	-	3,244
Net long-term debt	44,624	58,057
Operating lease liabilities	2,736	4,410
Accounts payable and accrued expenses	2,264	4,717
Total liabilities	49,624	67,184
Commitments and contingencies (see Note 10)
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,658 and 12,673 shares issued, respectively; and 7,290 and 7,546 shares outstanding, respectively	35,197	35,292
Treasury stock: 5,368 and 5,127 common shares, at cost, respectively	(76,794)	(74,405)
Retained earnings	137,177	155,499
Total shareholders’ equity	95,580	116,386
Total liabilities and shareholders’ equity	$145,204	$183,570

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue:
Interest and fee income on finance receivables	$11,268	$12,240	$35,580	$37,406
Net gain on equity investments	—	—	66	—
Total revenue	11,268	12,240	35,646	37,406
Expenses:
Marketing	177	389	1,086	1,338
Administrative	9,398	8,370	25,066	23,513
Provision for credit losses	10,730	1,675	23,280	3,800
Depreciation and amortization	97	104	339	276
Interest expense	1,239	2,613	2,782	4,923
Total expenses	21,641	13,151	52,553	33,850
(Loss) income before income taxes	(10,373)	(911)	(16,907)	3,556
Income tax expense (benefit)	3,000	(209)	1,415	926
Net (loss) income	$(13,373)	$(702)	$(18,322)	$2,630
Net (loss) income per share:
Basic	$(1.85)	$(0.09)	$(2.49)	$0.34
Diluted	$(1.85)	$(0.09)	$(2.49)	$0.34

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended December 31, 2022
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at September 30, 2022	7,309	$35,172	$(76,684)	$150,550	$109,038
Issuance of restricted stock awards	—	—	—	—	—
Share-based compensation	—	25	—	—	25
Treasury stock	(19)	—	(110)	—	(110)
Net (loss) income	—	—	—	(13,373)	(13,373)
Balance at December 31, 2022	7,290	$35,197	$(76,794)	$137,177	$95,580

	Three Months Ended December 31, 2021
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at September 30, 2021	7,583	$35,151	$(73,895)	$155,833	$117,089
Issuance of restricted stock awards	5	—	—	—	—
Exercise of stock options	3	28	—	—	28
Share-based compensation	—	65	—	—	65
Treasury stock	(6)	—	(65)	—	(65)
Net (loss) income	—	—	—	(702)	(702)
Balance at December 31, 2021	7,585	$35,244	$(73,960)	$155,131	$116,415

	Nine Months Ended December 31, 2022
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2022	7,546	$35,292	$(74,405)	$155,499	$116,386
Issuance of restricted stock awards	11	—	—	—	—
Cancellation of restricted stock awards	(26)	(175)	—	—	(175)
Share-based compensation	—	80	—	—	80
Treasury stock	(241)	—	(2,389)	—	(2,389)
Net (loss) income	—	—	—	(18,322)	(18,322)
Balance at December 31, 2022	7,290	$35,197	$(76,794)	$137,177	$95,580

	Nine Months Ended December 31, 2021
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2021	7,708	$35,064	$(72,343)	$152,501	$115,222
Issuance of restricted stock awards	17	—	—	—	—
Exercise of stock options	3	28	—	—	28
Share-based compensation	—	152	—	—	152
Treasury stock	(143)	—	(1,617)	—	(1,617)
Net (loss) income	—	—	—	2,630	2,630
Balance at December 31, 2021	7,585	$35,244	$(73,960)	$155,131	$116,415

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(18,322)	$2,630
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	339	276
Amortization of debt issuance costs	124	2,158
Non-cash lease expense	1,427	(146)
Loss (Gain) on sale of property and equipment	650	(3)
Net gain on equity investments	(66)	—
Provision for credit losses	23,280	3,800
Amortization of dealer discounts	(4,632)	(4,771)
Amortization of insurance and fees commissions	(2,395)	(1,992)
Accretion of purchase price discount	(119)	(71)
Deferred income taxes	1,385	557
Cancellations of restricted stock awards	(175)	—
Share-based compensation	80	152
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(100)	220
Accounts payable and accrued expenses	(2,453)	(742)
Income taxes receivable	44	(166)
Net cash (used in) provided by operating activities	(933)	1,902
Cash flows from investing activities
Purchase and origination of finance receivables	(61,769)	(79,947)
Principal payments received on finance receivables and proceeds from repossessed assets sales	74,721	87,689
Purchase of equity investments	(7,237)	—
Proceeds from sale of equity investments	7,303	—
Purchases of property and equipment	—	(985)
Net cash provided by investing activities	13,018	6,757
Cash flows from financing activities
Repayments on credit facility	(27,800)	(33,300)
Proceeds from the credit facility	17,800	—
Payment of loan originations fees	(313)	(217)
Repayment of PPP Loan	(3,244)	—
Proceeds from exercise of stock options	—	28
Repurchases of treasury stock	(2,389)	(1,617)
Net cash used in financing activities	(15,946)	(35,106)
Net decrease in cash and restricted cash	(3,861)	(26,447)
Cash and restricted cash at the beginning of period	4,775	32,977
Cash and restricted cash at the end of period	$914	$6,530
Supplemental disclosures, including noncash activities:
Interest paid	2,532	3,005
Income taxes paid	24	541
Transfer of finance receivables to repossessed assets	6,446	4,682
Leased assets obtained in exchange for new operating lease liabilities	—	1,993

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada” or the Company) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying condensed consolidated balance sheet as of December 31, 2022, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 as filed with the Securities and Exchange Commission on June 24, 2022. The March 31, 2022 consolidated balance sheet included herein has been derived from the March 31, 2022 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount associated with new volume for the three months ended December 31, 2022 and 2021 was 6.8% and 6.8%, respectively, in relation to the total amount financed.

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

	Three months ended December 31, (In thousands, except per share amounts)		Nine months ended December 31, (In thousands, except per share amounts)
	2022	2021	2022	2021
Numerator
Net (loss) income per consolidated statements of income	$(13,373)	$(702)	$(18,322)	$2,630
Percentage allocated to shareholders *	100%	100%	100%	100%
Numerator for basic and diluted earnings per share	$(13,373)	$(699)	$(18,322)	$2,617

Denominator
Denominator for basic earnings per share - weighted-average shares outstanding	7,219	7,621	7,349	7,593
Dilutive effect of stock options	—	—	—	—
Denominator for diluted earnings per share	7,219	7,621	7,349	7,593

Per share income from continuing operations
Basic	$(1.85)	$(0.09)	$(2.49)	$0.34
Diluted	(1.85)	(0.09)	(2.49)	0.34

* Basic weighted-average shares outstanding	7,219	7,621	7,349	7,593
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,219	7,658	7,349	7,630
Percentage allocated to shareholders	100%	100%	100%	100%

Note 4. Finance Receivables

Finance Receivables Portfolio, net

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	December 31, 2022	March 31, 2022
Finance receivables	$155,213	$178,786
Accrued interest receivable	2,903	2,315
Unearned dealer discounts	(5,463)	(6,894)
Unearned insurance commissions and fees	(1,889)	(2,446)
Purchase price discount	(93)	(212)
Finance receivables, net of unearned	150,671	171,549
Allowance for credit losses	(10,952)	(2,949)
Finance receivables, net	$139,719	$168,600

Contracts and Direct Loans each comprise a portfolio segment. The following tables present selected information on the entire portfolio of the Company:

	As of December 31,
Contract Portfolio	2022	2021
Average APR	22.8%	22.8%
Average discount	6.8%	7.4%
Average term (months)	50	50
Number of active contracts	16,364	20,013

	As of December 31,
Direct Loan Portfolio	2022	2021
Average APR	30.0%	29.8%
Average term (months)	26	26
Number of active contracts	6,505	6,103

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of December 31, 2022, the average model year of vehicles collateralizing the portfolio was a 2012 vehicle.

Direct Loans typically range from $500 to $15 thousand and generally are secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans was originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than the typical Contract due to the customer’s prior payment history with the Company; however, the underlying collateral is generally less valuable. In deciding whether to make a loan, the Company considered the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company were made to current or former customers, the payment history of the borrower was a significant factor in making the loan decision. As of December 31, 2022, loans made by the Company pursuant to its Direct Loan program constituted approximately 15% of the aggregate principal amount of the Company’s loan portfolio. Changes in the allowance for credit losses for both Contracts and Direct Loans are driven primarily by consideration of the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision would be recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Additionally, credit loss trends over several reporting periods are utilized in estimating losses and overall portfolio performance. Conversely, the Company identifies abnormalities in the composition of the portfolio, which would indicate the calculation was overstated and management judgment may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

Each portfolio segment consists of smaller balance homogeneous loans which are collectively evaluated for impairment.

Allowance for Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended December 31, 2022 and 2021 (in thousands):

	Three months ended December 31, 2022			Nine months ended December 31, 2022
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$5,088	$2,003	$7,091	$1,960	$989	$2,949
Provision for credit losses	9,132	1,598	10,730	19,747	3,533	23,280
Charge-offs	(7,077)	(1,056)	(8,133)	(17,266)	(2,050)	(19,316)
Recoveries	1,240	24	1,264	3,942	97	4,039
Balance at December 31, 2022	$8,383	$2,569	$10,952	$8,383	$2,569	$10,952

	Three months ended December 31, 2021			Nine months ended December 31, 2021
	Contracts	Direct Loans	Consolidated	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$3,716	$746	$4,462	$6,001	$153	$6,154
Provision for credit losses	1,325	350	1,675	2,515	1,285	3,800
Charge-offs	(3,546)	(245)	(3,791)	(9,447)	(618)	(10,065)
Recoveries	1,271	13	1,284	3,697	44	3,741
Balance at December 31, 2021	$2,766	$864	$3,630	$2,766	$864	$3,630

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

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	December 31, 2022			December 31, 2021
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$120,299	$22,077	$142,376	$147,589	$22,216	$169,805
Non-performing accounts	11,003	1,623	12,626	5,891	329	6,220
Total	131,302	23,700	155,002	153,480	22,545	176,025
Chapter 13 bankruptcy accounts	163	48	211	142	6	148
Finance receivables	$131,465	$23,748	$155,213	$153,622	$22,551	$176,173

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

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
December 31, 2022	$131,302	$16,649	$7,351	$3,615	$37	$27,652
		12.68%	5.60%	2.75%	0.03%	21.06%

March 31, 2022	$154,143	$7,097	$2,936	$1,183	$48	$11,264
		4.60%	1.90%	0.77%	0.03%	7.31%

December 31, 2021	$153,480	$9,886	$4,176	$1,662	$53	$15,777
		6.44%	2.72%	1.08%	0.03%	10.28%

	Direct Loans
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
December 31, 2022	$23,700	$2,989	$1,102	$515	$6	$4,612
		12.61%	4.65%	2.17%	0.03%	19.46%

March 31, 2022	$24,376	$607	$197	$77	$—	$881
		2.49%	0.81%	0.32%	—	3.61%

December 31, 2021	$22,545	$636	$199	$130	$—	$965
		2.82%	0.88%	0.58%	—	4.28%

Note 5. Credit Facility

Wells Fargo Line of Credit

On November 5, 2021, the Company through its subsidiaries (the "Borrowers") entered into a senior secured line of credit (the "Wells Fargo Line of Credit”) pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “WF Credit Agreement”). The prior line of credit (the "Ares Line of Credit") pursuant to a credit agreement among the Company’s subsidiary NF Funding I, LLC, Ares Agent Services, L.P. and the lenders party thereto was paid off in connection with entering into the Wells Fargo Line of Credit.

Pursuant to the WF Credit Agreement, the lenders agreed to extend to the Borrowers a line of credit of up to $175 million. The availability of funds under the Wells Fargo Line of Credit was generally limited to an advance rate of between 80% and 85% of the value of eligible receivables, and outstanding advances under the Wells Fargo Line of Credit accrued interest at a rate equal to the Secured Overnight Financing Rate (SOFR) plus 2.25%. The commitment period for advances under the Line of Credit was three years (the expiration of that time period, the “Maturity Date”).

Pursuant to the WF Credit Agreement, the Borrowers granted a security interest in substantially all of their assets as collateral for their obligations under the Wells Fargo Line of Credit.

The WF Credit Agreement and the other loan documents contained customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of assets.

As of December 31, 2022, the Company had aggregate outstanding indebtedness under the Wells Fargo Line of Credit of $45.0 million, compared to $55.0 million as of March 31, 2022.

Future maturities of debt as of December 31, 2022 were as follows:

(in thousands)
FY2023	$—
FY2024	—
FY2025	45,000
FY2026	—
$45,000

As previously announced on Form 8-K filed on October 27, 2022, the Company received a letter from the agent of its lenders, notifying the Company that it was in default and instituting the default rate of interest effective as of August 31, 2022. In the letter, the lenders expressly reserved all rights and remedies available under the credit agreement. Among those rights and remedies was the ability of the lenders to accelerate all of the Company’s obligations under the loan. The Company subsequently announced on Form 8-K filed on December 12, 2022 that it entered into an amendment to the WF Credit Agreement. Pursuant to the amendment, the lenders waived the event of default and the default rate of interest ceased being applicable as of December 6, 2022.

The amendment furthermore reduced the maximum amount available under the WF Credit Facility from $175 million to $60 million, and also reduced the availability of funds under the credit facility from an advance rate of between 80% and 85% of the value of eligible receivables to an advance rate of 50% of the value of eligible receivables, and changed the maturity date of the WF Credit Facility from November 5, 2024 to May 31, 2023. The Company incurred overall costs associated with the restructuring in the amount of $0.3 million.

As described in Note 15. Subsequent Events, the Company refinanced the WF Credit Facility on January 18, 2023.

Note 6. RESERVED

Note 7. Income Taxes

The Company recorded an income tax expense of approximately $3.0 million for the three months ended December 31, 2022 compared to an income tax benefit of approximately $209 thousand for the three months ended December 31, 2021. The Company’s effective tax rate decreased to -29.1% for the three months ended December 31, 2022 from 22.9% for the three months ended December 31, 2021. The Company recorded an income tax expense of approximately $1.4 million for the nine months ended December 31, 2022 compared to an income tax expense of approximately $926 thousand for the nine months ended December 31, 2021. The Company’s effective tax rate decreased to -8.42% for the nine months ended December 31, 2022 from 26.0% for the nine months ended December 31, 2021. The lower effective tax rate for the three months ended December 31, 2022 and the lower effective tax rate for the nine months ended December 31, 2022 were attributed to a deferred income tax valuation allowance of $5.7 million recorded during the three months ended December 31, 2022.

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following:

	(In thousands)
	December 31, 2022	March 31, 2022
Deferred Tax Assets:
Federal and State net operating loss carryforwards	$2,365	$507
Share-based compensation	14	79
Allowance for credit losses not currently deductible for tax purposes	2,998	900
Right of use liability	675	1,094
Other items	119	175
Gross deferred tax assets	6,171	2,755
Valuation allowance for deferred tax assets	(5,723)	-
Net deferred tax assets	448	2,755

Deferred tax liabilities:
Right of use asset	290	1,061
Other items	158	309
Total deferred tax liabilities	448	1,370
Net deferred income taxes	$-	$1,385

Income tax expense reflects an effective U.S tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	Three months ended	Nine months ended
	December 31, 2022	December 31, 2022
Income tax expense at Federal statutory rate	$(2,178)	$(3,530)
State income taxes, net of Federal benefit	(398)	(645)
Increase (decrease) resulting from:
Change in Valuation Allowance	5,723	5,723
Other	(147)	(133)
Income tax expense	$3,000	$1,415

As of December 31, 2022 the Company has not generated sufficient positive evidence of future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations as well as projected losses for the current year. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The change in the valuation allowance offset the income tax benefit related to the pre-tax loss for the quarter ended December 31, 2022. The Company does not have any material unrecognized tax benefits as of December 31, 2022.

The Company experienced a net change in valuation allowance of $5.7 million for the three and nine months ended December 31, 2022.

Note 8. Leases

The Company maintains lease agreements related to its branch network, central business operational hub in Charlotte, NC and its corporate headquarters in Clearwater, FL. The branch lease agreements range from one to five years and generally contain options to extend from one to three years. The corporate headquarters lease agreement was renewed with a lease maturity date of January 31, 2026. The lease agreement for the operational hub in Charlotte, NC expires in February 2029. The Company expects to terminate the lease agreement for its operational hub in Charlotte, NC in the current fiscal year. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on a rate or index that may change after the commencement date, other than the passage of time.

The Company’s lease liability was $2.7 million and $4.4 million as of December 31, 2022 and March 31, 2022, respectively. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. The lease asset was $1.2 million and $4.3 million as of December 31, 2022 and March 31, 2022, respectively.

As part of the restructuring plan announced in November 2022, the Board of Directors of the Company determined to close its operating branches. Consistent with this significant reduction in footprint, the Company impaired substantially all of its operating lease right-of-use assets, which resulted in approximately $1.4 million impairment cost.

Future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2022, are as follows:

in thousands
FY2023 (remaining three months)	$234
FY2024	797
FY2025	738
FY2026	502
FY2027	346
Thereafter	$521
Total future minimum lease payments	3,138
Present value adjustment	(402)
Operating lease liability	$2,736

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

Based on these market conditions, the fair value of the line of credit as of December 31, 2022 was estimated to be equal to the book value. The interest rate for the line of credit is a variable rate based on SOFR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
December 31, 2022	$914	$-	$-	$914	$914
March 31, 2022	$4,775	$-	$-	$4,775	$4,775
Finance receivables:
December 31, 2022	$-	$-	$139,719	$139,719	$139,719
March 31, 2022	$-	$-	$168,600	$168,600	$168,600
Repossessed assets:
December 31, 2022	$-	$-	$1,041	$1,041	$1,041
March 31, 2022	$-	$-	$658	$658	$658
Credit facility:
December 31, 2022	$-	$-	$45,000	$45,000	$45,000
March 31, 2022	$-	$-	$55,000	$55,000	$55,000
Note Payable:
December 31, 2022	$-	$-	$-	$-	$-
March 31, 2022	$3,244	$-	$-	$3,244	$3,244

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. There were none at December 31, 2022 and March 31, 2022 and there were no nonrecurring fair value measurements during the three and nine months ended December 31, 2022 and 2021.

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

In August 2019, the Company’s Board authorized additional repurchases of up to $1.0 million of the Company’s outstanding shares.

The following table summarizes treasury share transactions under the Company's stock repurchase program:

	Three months ended December 31, (In thousands)
	2022		2021
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,349	$(76,684)	5,082	$(73,895)
Treasury shares purchased	19	(110)	6	(65)
Treasury shares at the end of period	5,368	$(76,794)	5,088	$(73,960)

	Nine months ended December 31, (In thousands)
	2022		2021
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,127	$(74,405)	4,945	$(72,343)
Treasury shares purchased	241	(2,389)	143	(1,617)
Treasury shares at the end of period	5,368	$(76,794)	5,088	$(73,960)

For the three months ended December 31, 2022, the Company repurchased approximately 19 thousand shares of common stock at an aggregate cost of $110 thousand and average cost per share of $5.79.

For the nine months ended December 31, 2022, the Company repurchased approximately 241 thousand shares of common stock at an aggregate cost of $2.4 million and average cost per share of $8.69.

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

Note 14. Restructuring Activities

On July 18, 2022, the Company announced its plan to close eleven branches and a consolidation of workforce impacting approximately 44 employees.

The Company then announced on Form 8-K filed on November 3, 2022 a change in its operating strategy and restructuring plan with the goal of reducing operating expenses and freeing up capital. As part of this plan, the Company has shifted from a decentralized to a regionalized business model and has entered into a loan servicing agreement with Westlake Portfolio Management, LLC ("WPM").

While the Company intends to continue Contract purchase and origination activities, albeit on a much smaller scale, its servicing, collections and recovery operations will be outsourced to WPM. The Company has ceased originations of Direct Loans.

As part of this restructuring plan, the Company announced the closure of its branches and will continue operating from its corporate headquarters in Clearwater, FL and central business operational hub in Charlotte, NC. Consistent with this significant reduction in footprint, the Company reduced its workforce to approximately 18 employees as of January 2023.

The Company anticipates that execution of its evolving restructuring plan will free up capital and permit the Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business. The overall timeframe and structure of the Company’s restructuring remains uncertain.

Costs related to the restructuring plan are summarized as follows:

	(In thousands)
	Total Cost	Incurred to Date	Remaining cost
Branch Closures	$3,088	$2,565	522
Severance	555	555	—
Cease-use of contractual services	820	660	160
Professional fees	323	215	108
Other	26	17	9
Total restructuring cost	$4,812	$4,012	$799

For further information refer to the disclosure under "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring and Change in Operating Strategy."

Note 15. Subsequent Events

On January 18 , 2023, the Company through its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with Westlake Capital Finance, LLC, a California limited liability company, pursuant to which the Lender is providing the Borrowers a senior secured revolving credit facility in the principal amount of up to $50 million (the “Credit Facility”).

The Lender is an affiliate of WPM, the servicer of substantially all of the Company's receivables under its automobile finance installment contracts and direct loans. We refer to the Lender and WPM collectively as “Westlake.”

The availability of funds under the Credit Facility is generally limited to an advance rate of between 70% and 85% of the value of the Borrowers’ eligible receivables. Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. For the quarter ending March 31, 2023, the Borrowers expect to incur interest payments between $0.7 million and $0.9 million. Unused availability under the Credit Agreement will accrue interest at a low interest rate. The commitment period for advances under the Credit Facility is two years. We refer to the expiration of that time period as the “Maturity Date.”

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, and sales of assets. The Loan Agreement also requires the Borrowers to maintain (i) a minimum tangible net worth equal to the lower of $40 million and an amount equal to 60% of the outstanding balance of the Credit Facility and (ii) an excess spread ratio of no less than 8.0%. Pursuant to the Loan Agreement, the Borrowers granted a security interest in substantially all of their assets as collateral for their obligations under the Credit Facility. If an event of default occurs, Westlake could increase borrowing costs, restrict the Borrowers’ ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Loan Agreement or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the Borrowers prepay the loan and terminate the Credit Facility prior to the Maturity Date, then the Borrowers would be obligated to pay Westlake a termination fee in an amount equal to a percentage of the average outstanding principal balance of the Credit Facility during the immediately preceding 90 days. If the Borrowers were to sell their accounts receivable to a third .party prior to the Maturity Date, then the Borrowers would be obligated to pay Westlake a fee in an amount equal to a specified percentage of the proceeds of such sale.

On January 18, 2023, in connection with entering into the Loan Agreement, the Borrowers terminated the WF Credit Agreement, and the indebtedness under that agreement (consisting of a revolving line of credit in a maximum principal amount of $60 million (with an outstanding balance of approximately $43 million)) was repaid in full. The Company did not incur any termination penalties in connection with the termination of the WF Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, "forecast", “will”, "would", “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we”, “us”, or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Quarterly Report may include, without limitation statements about (1) the expected benefits, costs and timing of the Company’s restructuring and change in operating strategy, including its servicing arrangement with Westlake Portfolio Management, LLC (collectively with its affiliate Westlake Capital Finance, LLC, “Westlake”) (including without limitation the servicing fees, classified as administrative costs), its loan agreement with Westlake (including without limitation anticipated interest payments thereunder), and its exit and disposal activities; (2) the availability and use of excess capital (including by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business); (3) the continuing impact of COVID-19 on our customers and our business, (4) projections of revenue, income, and other items relating to our financial position and results of operations, (5) statements of our plans, objectives, strategies, goals and intentions, (6) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (7) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

•
the risk that the anticipated benefits of the restructuring and change in operating strategy, including the servicing and financing arrangements with Westlake (including without limitation the expected reduction in overhead, streamlining of operations or reduction in compliance risk), do not materialize to the extent expected or at all, or do not materialize within the timeframe targeted by management;
•
the risk that the actual servicing fees paid by the Company under the Westlake servicing agreement, which the Company is classifying as administrative costs on its financial statements, exceed the range estimated;
•
the risk that the actual interest payments made by the Company under the Westlake loan agreement exceed the range estimated;
•
risks arising from the loss of control over servicing, collection or recovery processes that we have controlled in the past and potentially, termination of these services by Westlake (a failure of Westlake to perform their services under the servicing agreement in a satisfactory manner may have a significant adverse effect on our business);
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
•
the ongoing impact on us, our employees, our customers and the overall economy of the COVID-19 pandemic and measures taken in response thereto;
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

Restructuring and Change in Operating Strategy

July 2022 Announcement

On July 18, 2022, the Company announced its plan to close eleven branches and a consolidation of workforce impacting approximately 44 employees.

Change in Operating Strategy

The Company announced on Form 8-K filed on November 3, 2022 a change in its operating strategy and restructuring plan with the goal of reducing operating expenses and freeing up capital. As part of this plan, the Company has shifted from a decentralized to a regionalized business model and entered into a loan servicing agreement with Westlake Portfolio Management, LLC (“WPM”, and, collectively with its affiliate, Westlake Capital Finance, LLC, “Westlake”). An affiliate of Westlake, Westlake Services, LLC, is the beneficial owner of approximately 6.8% of the Company’s common stock.

While the Company intends to continue Contract purchase and origination activities, albeit on a much smaller scale, its servicing, collections and recovery operations have been outsourced to Westlake. The Company has ceased originations of Direct Loans.

The Company anticipates that execution of its evolving restructuring plan will free up capital and permit the Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business. The overall timeframe and structure of the Company’s restructuring remains uncertain.

Westlake Servicing Agreement

As part of the restructuring plan, the Company entered into a loan servicing agreement (the “Servicing Agreement”) with Westlake Portfolio Management, LLC.

Pursuant to the Servicing Agreement, on December 1, 2022, Westlake began servicing all receivables held by the Company under its Contracts and Direct Loans, except for charged-off and certain other receivables. Those receivables covered by the Servicing Agreement as of the Closing Date are referred to as the “initial receivables.” The Company expects to add additional Contract receivables to the receivables pool covered under the Servicing Agreement from time to time in the future, but will no longer originate Direct Loans. All receivables remain vested in the Company.

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

Under the Servicing Agreement, the Company has agreed to pay Westlake a boarding fee with respect to the initial receivables, and boarding fees based on a percentage of any additional receivables to be added to the pool in the future. In addition, the Company is obligated to pay Westlake monthly servicing fees depending on the aggregate principal balance of receivables, the types of services provided by Westlake and the payment status of the various loans. The Company classifies such servicing fees as administrative costs on its financial statements. Estimates of such administrative costs applied to the initial receivables are provided below under "Exit and Disposal Activities." Estimated servicing fees for the quarter ending March 31, 2023 are between $2.7 million and $3.9 million. Collections of amounts made after accounts have been charged off are split between the Company and Westlake. The Company must also reimburse Westlake for certain expenses specified in the Servicing Agreement.

The Servicing Agreement contains representations and warranties by both parties. It allows Westlake to delegate its duties under the agreement to an affiliate or subservicer with the Company's prior written consent. If certain events specified in the Servicing Agreement occur (“Servicer Termination Events”), the Company is entitled to terminate Westlake rights and obligations and appoint a successor servicer under the agreement.

The Servicing Agreement expires upon the earliest to occur of (i) the date on which the Company sells, transfers or assigns all outstanding receivables to a third party (including to Westlake), (ii) the date on which the last receivable is repaid or otherwise terminated and (iii) 3 years from the Closing Date. If the Company terminates the Agreement other than for a Servicer Termination Event, it is obligated to pay Westlake a termination fee if the termination occurs prior to the third anniversary of the Closing Date, which fee, if payable, is expected to exceed $1 million.

Exit and Disposal Activities

As part of this restructuring plan, the Company announced the closure of its branches. Consistent with this significant reduction in footprint, the Company reduced its workforce to approximately 18 employees as of January 2023.

The expected total remaining charges to be incurred by the Company are approximately 0.8 million, all of which are expected to be cash expenditures.

Of these expected total charges, the Company estimates incurring approximately $0.5 million for lease terminations, $0.3 million for cease-use of contractual services and other restructuring costs.

The closing of branches and consolidation of the workforce is expected to be completed by March 31, 2023. The Company recorded the majority of lease terminations and employee-related charges in the third quarter of Fiscal Year 2023. The above estimates of charges and timelines could change as the Company’s plans evolve and become finalized. The Company expects significant annual operating cost savings to substantially exceed the upfront costs associated with the restructuring.

Westlake Loan Agreement

On January 18 , 2023, the Company, through its subsidiaries, entered into a Loan and Security Agreement (the “Loan Agreement”) with Westlake, pursuant to which Westlake is providing the Company a senior secured revolving credit facility in the principal amount of up to $50 million (the “Credit Facility”).

The availability of funds under the Credit Facility is generally limited to an advance rate of between 70% and 85% of the value of the Company’s eligible receivables. Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. For the quarter ending March 31, 2023, the Company expects to incur interest payments between $0.7 million and $0.9 million. Unused availability under the Credit Agreement will accrue interest at a low interest rate. The commitment period for advances under the Credit Facility is two years. We refer to the expiration of that time period as the “Maturity Date.”

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, and sales of assets. The Loan Agreement also requires the Company to maintain (i) a minimum tangible net worth equal to the lower of $40 million and an amount equal to 60% of the outstanding balance of the Credit Facility and (ii) an excess spread ratio of no less than 8.0%. Pursuant to the Loan Agreement, the Company granted a security interest in substantially all of their assets as collateral for their obligations under the Credit Facility. If an event of default occurs, Westlake could increase borrowing costs, restrict the Company's ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Loan Agreement or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the Company prepays the loan and terminate the Credit Facility prior to the Maturity Date, then the Company would be obligated to pay Westlake a termination fee in an amount equal to a percentage of the average outstanding principal balance of the Credit Facility during the immediately preceding 90 days. If the Company were to sell its accounts receivable to a third party prior to the Maturity Date, then the Company would be obligated to pay Westlake a fee in an amount equal to a specified percentage of the proceeds of such sale.

On January 18, 2023, in connection with entering into the Loan Agreement, the Company terminated its credit agreement with Wells Fargo (the “WF Credit Agreement”), and the indebtedness under that agreement (consisting of a revolving line of credit in a maximum principal amount of $60 million (with an outstanding balance of approximately $43 million)) was repaid in full. The Company did not incur any termination penalties in connection with the termination of the WF Credit Agreement.

Litigation and Legal Matters

See “Item 1. Legal Proceedings” in Part II of this Quarterly Report below.

Critical Accounting Estimates

The Company’s critical accounting estimate (i.e., that involves a significant level of estimation uncertainty and has or is reasonably likely to have a material impact on the Company’s financial condition or results of operations) relates to the allowance for credit losses. It is based on management’s opinion of an amount that is adequate to absorb losses incurred in the existing portfolio. Because of the nature of the customers under the Company’s Contracts and Direct Loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative.

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

If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgment may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

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

For the three months ended December 31, 2022, the dilutive loss per share was $1.85 as compared to dilutive loss per share of $0.09 for the three months ended December 31, 2021. Net loss was $13.4 million for the three months ended December 31, 2022 as compared to net loss of $0.7 million for the three months ended December 31, 2021. Interest and fee income on finance receivables decreased 7.9% to $11.3 million for the three months ended December 31, 2022 as compared to $12.2 million for the three months ended December 31, 2021. Provision for credit losses increased 541.6% to $10.7 million for the three months ended December 31, 2022 as compared to $1.7 million for the three months ended December 31, 2021.

For the nine months ended December 31, 2022, the dilutive loss per share was $2.49 as compared to dilutive earnings per share of $0.34 for the nine months ended December 31, 2021. Net loss was $18.3 million for the nine months ended December 31, 2022 as compared to net income of $2.6 million for the nine months ended December 31, 2021. Interest and fee income on finance receivables decreased 4.7% to $35.6 million for the nine months ended December 31, 2022 as compared to $37.4 million for the nine months ended December 31, 2021. Provision for credit losses increased 513.1% to $23.3 million for the nine months ended December 31, 2022 as compared to $3.8 million for the nine months ended December 31, 2021.

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

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2022	2021	2022	2021
Portfolio Summary
Average finance receivables (1)	$165,783	$176,949	$174,004	$179,333
Average indebtedness (2)	$52,577	$64,824	$59,739	$72,002
Interest and fee income on finance receivables	$11,268	$12,240	$35,580	$37,406
Interest expense	1,239	2,613	2,782	4,923
Net interest and fee income on finance receivables	$10,029	$9,627	$32,798	$32,483
Portfolio yield (3)	27.19%	27.67%	27.26%	27.81%
Interest expense as a percentage of average finance receivables	2.99%	5.91%	2.13%	3.66%
Provision for credit losses as a percentage of average finance receivables	25.89%	3.79%	17.84%	2.83%
Net portfolio yield (3)	(1.69)%	17.98%	7.29%	21.32%
Operating expenses as a percentage of average finance receivables (4)	23.34%	20.04%	20.30%	18.68%
Pre-tax yield as a percentage of average finance receivables (5)	(25.03)%	(2.06)%	(13.01)%	2.64%
Net charge-off percentage (6)	16.57%	5.67%	8.79%	4.70%
Finance receivables			$155,213	$176,173
Allowance percentage (7)			7.06%	2.06%
Total reserves percentage (8)			10.78%	6.00%

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
(4)
Operating expenses as presented include restructuring cost of approximately $3.2 million. Operating expenses net of restructuring cost (a non-GAAP financial measure), as a percentage of average finance receivable would have been 15.52% and 17.82% for the three and nine months ended December 31, 2022, respectively.
(5)
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
(7)
Allowance percentage represents the allowance for credit losses divided by finance receivables outstanding as of ending balance sheet date.
(8)
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

If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgment may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

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

Beginning March 31, 2018, the Company allocated a specific reserve for the Chapter 13 bankruptcy accounts using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $110 thousand for these accounts as of December 31, 2022.

The provision for credit losses increased to $10.7 million for the three months ended on December 31, 2022, from $8.9 million for the three months ended on September 30, 2022, and $1.7 million for the three months ended on December 31, 2021, due to a substantial increase in the net charge-off percentage. The net charge-off percentage increased to 16.57% for the three months ended on December 31, 2022, from 12.4% for the three months ended on September 30, 2022, and 5.67% for the three months ended on December 31, 2021, primarily driven by increased delinquencies and loan defaults. (See note 6 in the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage). Management attributes these increased delinquencies and loan defaults primarily to the fact that the beneficial impact of the government’s prior COVID-19-related assistance to the Company’s customers had subsided at a time when those customers began facing increased inflationary pressures affecting their cost of living, and expects that the net charge-off percentage will remain, for the foreseeable future, at levels higher than those experienced in prior years for the same reasons.

The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2022 was 21.1%, an increase from 10.3% as of December 31, 2021. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2022 was 19.5%, an increase from 4.3% as of December 31, 2021. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by market and economic pressure and its adverse impact on consumers.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans.

Three months ended December 31, 2022 compared to three months ended December 31, 2021

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 7.9% to $11.3 million for the three months ended December 31, 2022, from $12.2 million for the three months ended December 31, 2021. The decrease was primarily due to an increased level of charged off accounts as discussed above. The Company also reduced its originations of Contracts and discontinued originating Direct Loans pursuant to its restructuring plan.

The portfolio yield decreased to 27.2% for the three months ended December 31, 2022, compared to 27.7% for the three months ended December 31, 2021. The net portfolio yield decreased to (1.7)% for the three months ended December 31, 2022, compared to 18.0% for the three months ended December 31, 2021. The substantial erosion in net portfolio yield was primarily caused by the significant increase in the provision for credit losses, as described under “Analysis of Credit Losses” and the change in the Company's operating strategy.

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

Operating Expenses

Operating expenses increased to $9.7 million for the three months ended December 31, 2022 compared to $8.9 million for the three months ended December 31, 2021. The increase in operating expenses was primarily attributed to restructuring cost associated with branch closures, severance expenses, impairment charges for leased assets and cease-use of contractual services, for the total of $3.2 million, and to boarding and servicing fees paid to Westlake under our servicing agreement with them and reported under administrative expense of $0.6 million. These factors more than offset the beneficial effects of the decrease in salary and wages as a result of the Company’s headcount reduction. Similarly, operating expenses as a percentage of average finance receivables, also increased to 23.3% for the three months ended December 31, 2022 from 20.0% for the three months ended December 31, 2021 as a result of the factors above and a decrease in the average receivables balance.

Provision Expense

The provision for credit losses increased to $10.7 million for the three months ended December 31, 2022 from $1.7 million for the three months ended December 31, 2021, largely due to an increase in the net charge-off percentage to 16.6% for the three months ended December 31, 2022 from 5.7% for the three months ended December 31, 2021.

Interest Expense

Interest expense was $1.2 million for the three months ended December 31, 2022 and $2.6 million for the three months ended December 31, 2021. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Variable interest under the line of credit facility	3.63%	1.00%	2.15%	1.00%
Credit spread under the line of credit facility	4.40%	3.75%	2.97%	3.75%
Average cost of borrowed funds	8.03%	4.75%	5.12%	4.75%

SOFR rates have increased to 4.12%, which represented the daily SOFR rate as required under the WF Credit Agreement, as of December 31, 2022 compared to 0.14% as of December 31, 2021. For further discussions regarding interest rates see “Note 5. Credit Facility”.

On October 20, 2022, the Company received a letter from the agent of its lenders notifying the Company that it was instituting the default rate of interest of 2.5% imposed effective as of August 31, 2022 in connection with an event of default that occurred by virtue of the Company's failure to comply with Section 6.3(a) of the Loan Agreement (EBITDA Ratio) for the calendar month ending August 31, 2022.

The Company subsequently announced on Form 8-K filed on December 12, 2022 that it entered into an amendment to the WF Credit Agreement. Pursuant to the amendment, the lenders waived the event of default, and the default rate of interest ceased being applicable as of December 6, 2022.

The amendment furthermore reduced the maximum amount available under the WF Credit Facility from $175 million to $60 million, reduced the availability of funds from an advance rate of between 80% and 85% of the value of eligible receivables to an advance rate of 50% of the value of eligible receivables, and changed the maturity date of the WF Credit Facility from November 5, 2024 to May 31, 2023. The Company incurred non-refundable overall costs associated with the restructuring in the amount of $0.3 million.

As described under “Westlake Loan Agreement” above and “Liquidity and Capital Resources” below, on January 18 , 2023, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Westlake, pursuant to which Westlake is providing the Company a senior secured revolving credit facility in the principal amount of up to $50 million (the “Credit Facility”). This Credit Facility bears interest at higher rates than did the WF Credit Agreement. For the quarter ending March 31, 2023, the Company expects to incur interest payments between $0.7 million and $0.9 million.

Income Taxes

The Company established a valuation allowance for deferred tax asset in the amount of $5.7 million during the three months ended December 31, 2022, which resulted in the income tax expense of approximately $3.0 million for the three months ended December 31, 2022 compared to income tax benefit of approximately $209 thousand for the three months ended December 31, 2021. The Company’s effective tax rate decreased to -29.1% for the three months ended December 31, 2022 from 22.9% for the three months ended December 31, 2021.

Nine months ended December 31, 2022 compared to nine months ended December 31, 2021

Interest Income and Loan Portfolio

Interest and fee income on finance receivables, decreased 4.7% to $35.6 million for the nine months ended December 31, 2022 from $37.4 million for the nine months ended December 31, 2021. The decrease was partly due to a lower average discount and a 3.0% decrease in average finance receivables to $174.0 million for the nine months ended December 31, 2022 when compared to $179.3 million for the corresponding period ended December 31, 2021. The decrease in average finance receivables was primarily due to the Company's commitment to maintaining its conservative underwriting practices, which typically allows more aggressive competitors to purchase a contract from a dealer.

The portfolio yield decreased to 27.3% for the nine months ended December 31, 2022 compared to 27.8% for the nine months ended December 31, 2021. The net portfolio yield decreased to 7.3% for the nine months ended December 31, 2022 compared to 21.3% for the nine months ended December 31, 2021, respectively. The substantial erosion in net portfolio yield was primarily caused by the significant increase in the provision for credit losses, as described under “Analysis of Credit Losses” and the change in the Company's operating strategy.

Operating Expenses

Operating expenses increased to approximately $26.5 million for the nine months ended December 31, 2022 from approximately $25.1 million for the nine months ended December 31, 2021. Operating expenses as a percentage of average finance receivables increased to 20.3% for the nine months ended December 31, 2022 from 18.7% for the nine months ended December 31, 2021. The increase in operating expenses was primarily attributed to restructuring cost associated with branch closures, severance expenses, impairment charges for leased assets and cease-use of contractual services, for the total of approximately $4.0 million, and to boarding and servicing fees paid to Westlake under our servicing agreement with them and reported under administrative expense of $0.6 million. These factors more than offset the beneficial effects of the decrease in salary and wages as a result of the Company’s headcount reduction.

Provision Expense

The provision for credit losses increased to $23.3 million for the nine months ended December 31, 2022 from $3.8 million for the nine months ended December 31, 2021, largely due to an increase in the net charge-off percentage to 8.8% for the nine months ended December 31, 2022 from 4.7% for the nine months ended December 31, 2021.

Interest Expense

Interest expense was $2.8 million for the nine months ended December 31, 2022 and $4.9 million for the nine months ended December 31, 2021. The decrease in interest expense was primarily driven by a reduced amount of average indebtedness to $59.7 million from $72.0 million for the nine month ended December 31, 2022 and 2021, respectively.

Income Taxes

The Company established a valuation allowance for deferred tax asset in the amount of $5.7 million during the three months ended December 31, 2022, which resulted in income tax expense of approximately $1.4 million for the nine months ended December 31, 2022 compared to income tax expense of approximately $0.9 million for the nine months ended December 31, 2021. The Company’s effective tax rate decreased to -8.42% for the nine months ended December 31, 2022 from 26.0% for the nine months ended December 31, 2021.

Contract Procurement

As of December 31, 2022, the Company purchased Contracts in the states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles for the three-month periods ended December 31, 2022 and 2021, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of December 31,	Three months ended December 31,		Nine months ended December 31,
	2022	2022	2021	2022	2021
State	Number of branches	Net Purchases (In thousands)		Net Purchases (In thousands)
FL	-	$955	$3,388	$9,582	$9,621
OH	-	571	2,539	6,773	8,677
GA	-	416	2,247	5,103	7,664
KY	-	175	1,003	2,796	3,802
MO	-	292	1,135	2,841	3,920
NC	-	227	1,752	3,977	4,710
IN	-	208	1,071	2,326	3,150
SC	-	575	1,376	2,893	3,587
AL	-	393	911	2,919	2,695
MI	-	35	800	549	2,103
NV	-	47	557	1,150	1,751
TN	-	288	486	1,203	1,449
IL	-	157	356	1,109	1,102
PA	-	59	622	1,139	1,354
TX	-	—	516	594	1,178
WI	-	—	312	344	832
ID	-	8	186	343	560
UT	-	8	69	102	300
AZ	-	39	154	128	210
KS	-	57	-	75	-
Total	-	$4,511	$19,480	$45,947	$58,665

	Three months ended December 31, (Purchases in thousands)		Nine months ended December 31, (Purchases in thousands)
Contracts	2022	2021	2022	2021
Purchases	$4,511	$19,480	$45,947	$58,665
Average APR	22.4%	23.1%	22.7%	23.1%
Average discount	6.8%	6.8%	6.6%	6.8%
Average term (months)	48	47	48	47
Average amount financed	$11,778	$11,228	$11,765	$10,906
Number of Contracts	383	1,735	3,913	5,389

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended December 31, (Originations in thousands)		Nine months ended December 31, (Originations in thousands)
Originated	2022	2021	2022	2021
Purchases/Originations	$1,080	$8,505	$15,822	$21,282
Average APR	29.6%	31.8%	30.4%	30.6%
Average term (months)	27	24	26	25
Average amount financed	$4,128	$3,727	$4,277	$4,173
Number of loans	245	2,282	3,662	5,186

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31, (In thousands)
	2022	2021
Cash provided by (used in):
Operating activities	$(933)	$1,902
Investing activities	13,018	6,757
Financing activities	(15,946)	(35,106)
Net decrease in cash	$(3,861)	$(26,447)

The Company’s primary use of working capital for the quarter ended December 31, 2022 was funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Company’s line of credit.

Please refer to “Note 5 – Credit Facility” for disclosure on the Company’s prior credit facility with Wells Fargo under the WF Credit Agreement, which disclosure is incorporated herein by reference.

On January 18 , 2023, the Company through its subsidiaries, entered into a Loan and Security Agreement (the “Loan Agreement”) with Westlake, pursuant to which Westlake is providing the Company a senior secured revolving credit facility in the principal amount of up to $50 million (the “Credit Facility”).

The availability of funds under the Credit Facility is generally limited to an advance rate of between 70% and 85% of the value of the Company's eligible receivables. Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. For the quarter ending March 31, 2023, the Company expects to incur interest payments between $0.7 million and $0.9 million. Unused availability under the Credit Agreement will accrue interest at a low interest rate. The commitment period for advances under the Credit Facility is two years. We refer to the expiration of that time period as the “Maturity Date.”

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, and sales of assets. The Loan Agreement also requires the Company to maintain (i) a minimum tangible net worth equal to the lower of $40 million and an amount equal to 60% of the outstanding balance of the Credit Facility and (ii) an excess spread ratio of no less than 8.0%. Pursuant to the Loan Agreement, the Company granted a security interest in substantially all of their assets as collateral for their obligations under the Credit Facility. If an event of default occurs, Westlake could increase borrowing costs, restrict the the Company's ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Loan Agreement or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the Company prepays the loan and terminate the Credit Facility prior to the Maturity Date, then the Company would be obligated to pay Westlake a termination fee in an amount equal to a percentage of the average outstanding principal balance of the Credit Facility during the immediately preceding 90 days. If the Company were to sell its accounts receivable to a third party prior to the

Maturity Date, then the Company would be obligated to pay Westlake a fee in an amount equal to a specified percentage of the proceeds of such sale.

On January 18, 2023, in connection with entering into the Loan Agreement, the Company terminated the WF Credit Agreement, and the indebtedness under that agreement (consisting of a revolving line of credit in a maximum principal amount of $60 million (with an outstanding balance of approximately $43 million)) was repaid in full. The Company did not incur any termination penalties in connection with the termination of the WF Credit Agreement.

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

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the following:

In connection with its restructuring and change in operating strategy, the Company has outsourced its servicing, collection and recovery operations to a third party (Westlake) and has reduced its full-time financial reporting, accounting, compliance, and clerical personnel from 23 to 7 employees, including its Chief Financial Officer. The outsourcing of servicing, collection and recovery operations affects the initiation, authorization, recording, processing and/or reporting of transactions in the Company’s financial statements.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business, that, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. Risk Factors

In addition to the Risk Factor below and the other information set forth in this report, especially in the section “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements,” you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As part of its restructuring and change in operating strategy, the Company has outsourced its servicing, collection and recovery operations and is substantially dependent on Westlake for generation of revenue and debt financing.

As part of the Company’s restructuring and change in operating strategy, in December 2022, Westlake began servicing all receivables held by the Company under its Contracts and Direct Loans, except for charged-off and certain other receivables. The Company expects to add additional Contract receivables to the receivables pool covered under the servicing agreement with Westlake from time to time in the future, but will no longer originate Direct Loans. As a result, the Company has significantly reduced its footprint, closing all of its branches and retaining only 18 employees as of January 2023.

In January 2023, two of the Company’s subsidiaries entered into a loan agreement with Westlake, pursuant to which Westlake is providing a senior secured revolving credit facility in the principal amount of up to $50 million. This facility replaced the Company’s prior facility with Wells Fargo.

Additional details on the servicing agreement, exit and disposal activities and loan agreement are incorporated herein by reference to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring and Change in Operating Strategy” in this quarterly report on Form 10-Q.

•
The Company’s restructuring and change in operating strategy is subject to various risks, including without limitation: the risk that anticipated benefits of the restructuring and change in operating strategy, including the servicing and financing arrangements with Westlake (including without limitation the expected reduction in overhead, streamlining of operations or reduction in compliance risk), do not materialize to the extent expected or at all, or do not materialize within the timeframe targeted by management;
•
the risk that the actual servicing fees paid by the Company under the Westlake servicing agreement, which the Company is classifying as administrative costs on its financial statements, exceed the range estimated;
•
the risk that the actual interest payments made by the Company under the Westlake loan agreement exceed the range estimated;
•
risks arising from the loss of control over servicing, collection or recovery processes that we have controlled in the past and potentially, termination of these services by Westlake (a failure of Westlake to perform their services under the servicing agreement or the loan agreement in a satisfactory manner may have a significant adverse effect on our business);
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
•
uncertainties surrounding the Company’s ability to use any excess capital to increase shareholder returns, including without limitation, by acquiring loan portfolios or businesses or investing outside of the Company’s traditional business.

The materialization of any of these risks may adversely affect our results of operations or financial position, potentially to a material extent.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchase made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
Period	(In thousands, except for average price paid per share)
October 1, 2022 to October 31, 2022	18	$5.75	18	$2,669
November 1, 2022 to November 30, 2022	1	6.80	1	2,662
December 1, 2022 to December 31, 2022	-	-	-	2,662
Total	19	$6.28	19

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1+	Servicing Agreement among Nicholas Financial, Inc., Nicholas Data Services, Inc. and Westlake Portfolio Management, LLC

10.2+	Loan and Security Agreement among Nicholas Financial, Inc., Nicholas Data Services, Inc. and Westlake Capital Finance, LLC

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[1]	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Portions of this exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulations S-K.

1 This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: February 14, 2023	/s/ Mike Rost
Mike Rost
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2023	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)