Form 10-K
period 2023-03-31
NICHOLAS FINANCIAL INC
filed 2023-06-27
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-26680

NICHOLAS FINANCIAL, INC.

(Exact name of Registrant as specified in its Charter)

British Columbia, Canada	59-2506879
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26133 US Hwy 19 North, Suite 300 Clearwater, Florida	33763
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 726-0763

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	NICK	NASDAQ Global Select Market

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
Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are statements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on September 30, 2022, was approximately $41.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 31, 2023 was approximately 12.7 million shares, no par value (of which approximately 5.4 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and approximately 7.3 million shares were entitled to vote).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2023 Annual General Meeting of Shareholders are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (this “Report” or “Annual Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “will,” “may,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc. and its subsidiaries (collectively the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Annual Report may include, without limitation: (1) the projected impact of the novel coronavirus disease (“COVID-19”) outbreak on our customers and our business, (2) projections of revenue, income, and other items relating to our financial position and results of operations, (3) statements of our capital allocation plans, particularly alternatives for future use of excess equity capital, (4) statements of other plans, objectives, strategies, goals and intentions, (5) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (6) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

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
•
fraudulent activity;
•
failure of third parties to provide various services that are important to our operations, including without limitation the collection services being provided by a new third-party service provider;

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

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial-Canada”) is a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial-Canada are currently conducted exclusively through its wholly-owned indirect subsidiary, Nicholas Financial, Inc., a Florida corporation (“Nicholas Financial”). Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. Additionally, Nicholas Financial sells consumer-finance related products and, prior to the end of the third fiscal quarter of the fiscal year ended March 31, 2023, Nicholas Financial originated direct consumer loans (“Direct Loans”). Nicholas Data Services, Inc. (“NDS”), is a second Florida subsidiary of Nicholas Financial-Canada and it serves as the intermediate holding company for Nicholas Financial. NF Funding I, LLC (“NF Funding I”), was a wholly-owned, special purpose financing subsidiary of Nicholas Financial, but that subsidiary no longer served any purpose and, as a result, it was dissolved prior to the end of the fiscal year ended March 31, 2023.

Nicholas Financial-Canada, Nicholas Financial, and NDS are hereafter collectively referred to as the “Company”.

All financial information herein is designated in United States dollars. References to “fiscal 2023” are to the fiscal year ended March 31, 2023 and references to “fiscal 2022” are to the fiscal year ended March 31, 2022.

The Company’s principal executive offices are located at 26133 US HWY 19 North, Suite 300, Clearwater, Florida 33763, and its telephone number is (727) 726-0763.

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

Company has shifted from a decentralized to a regionalized business model in which each of its originators focuses on a specific region in the Company’s smaller target market footprint, and the Company has entered into a loan servicing agreement with Westlake Portfolio Management, LLC (“WPM”, and, collectively with its affiliate,

Westlake Capital Finance, LLC, “Westlake”). An affiliate of Westlake, Westlake Services, LLC, is the beneficial owner of approximately 6.8% of the Company’s common stock.

While the Company intends to continue Contract purchase and origination activities, albeit on a much smaller scale,

its servicing, collections and recovery operations have been outsourced to Westlake. The Company has ceased all originations of Direct Loans.

The Company anticipates that execution of its evolving restructuring plan will free up capital and permit the

Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business. The overall timeframe and structure of the

Company’s restructuring remains uncertain.

Although the Company no longer employs the branch-based model, it remains committed to its core product of financing primary transportation to and from work for the subprime borrower through the local independent automobile dealership. The Company's strategy includes risk-based pricing (rate, yield, advance, term, collateral value) and a commitment to the underwriting discipline required for optimal portfolio performance. The Company’s principal goals are to increase its profitability and its long-term shareholder value. During fiscal 2023, the Company focused on the following items:

•
restructuring the Company’s business by downsizing and streamlining operations and reducing expenses;
•
outsourcing servicing, collections and recovery operations;
•
discontinuing our local branch model in favor of a regionalized business model;
•
optimizing our technology to better fit the Company’s restructured operations; and
•
terminating our live checks program for prospective new customers

In fiscal 2023, the Company also restructured and consolidated its operations by closing all of its brick and mortar branch locations in 18 states — Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin. As a

result, as of March 31, 2023, the Company only had two offices in two states – its headquarters in Florida and its central business operations hub in North Carolina, and the Company expects to focus its business operations in the foreseeable future in seven states — Florida, Georgia, Ohio, Kentucky, Indiana, North Carolina, and South Carolina.

During fiscal 2023, the Company did not have any completed bulk portfolio purchases. Although the Company did not complete any bulk portfolio purchases during fiscal 2023, the Company would consider pursuing one or more bulk portfolio purchases if and when any favorable opportunities present themselves.

During fiscal 2022, the Company completed bulk portfolio purchases for a total of $3.1 million, with $1.2 million in the first quarter, $0.6 million in the second quarter, $1.1 million in the third quarter, and $0.2 million in the fourth quarter.

Although the Company had been licensed to provide Direct Loans in 14 states — Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee during fiscal 2023 the Company has cancelled, not renewed, or otherwise terminated all of such Direct Loan licenses.

Consequently, the Company has not originated any new Direct Loans since the end of the third quarter of fiscal 2023 and the Company does not intend to originate any new Direct Loans going forward. However, the Company expects its third-party service provider to continue to service the Company’s existing Direct Loans. The Company’s total Direct Loans portfolio comprises approximately 27% of its total portfolio, and the Company expects its total Direct Loans portfolio to be reduced over time as such Direct Loans are paid off for otherwise liquidated until there are no Direct Loans in the Company’s portfolio, which at the current rate of such activity is expected to occur sometime during the fiscal year ending March 31, 2027.

Following the restructuring and consolidation of the Company’s operations, the Company does not expect to expand in either its current markets or any new markets.

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

As of the date of this Annual Report, the number of states in which the Company’s automobile finance programs have been conducted has been reduced from 19 states during fiscal 2023 - Alabama, Arizona, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin - to just six of such states continuing - Florida, Indiana, Kentucky,

North Carolina, Ohio, and South Carolina. The Company acquires Contracts in these states through its originators who work from home in the states of Florida, Indiana, Kentucky, North Carolina, Ohio and South Carolina. As of March 31, 2023, the Company had non-exclusive agreements with approximately 3000 dealers, of which approximately 586 were active, for the purchase of individual Contracts that meet the Company’s financing criteria. The Company considers a dealer agreement to be active if the contract is complete and executed. Each dealer agreement requires the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract is purchased by the Company, the dealer is no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

A customer under a Contract typically makes a down payment, in the form of cash and/or trade-in, ranging from 5% to 35% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts, GAP waiver coverage, roadside assistance plans, credit disability insurance and/or credit life insurance are generally financed over a period of 12 to 60 months. At approximately the time of origination, the Company purchases a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Company refers to the difference between the negotiated price and the original principal amount being financed as the dealer discount. The amount of the dealer discount depends upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company has recommitted to maintaining pricing discipline and therefore places less emphasis on competition when pricing the discount. Generally, the Company will pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract, with the typical average discount being between 6% and 8%. As of March 31, 2023, the Company’s indirect loan portfolio consisted of Contracts purchased from a dealer or acquired through a bulk acquisition. Such Contracts are purchased without recourse to the dealer, however each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle. The Company’s policy is to only purchase a Contract after the dealer has provided the Company with the requisite proof that (a) the Company has a first priority lien on the financed vehicle (or the Company has, in fact, perfected such first priority lien), (b) the customer has obtained the required collision insurance naming the Company as loss payee with a deductible of not more than $1,000 and (c) the Contract has been fully and accurately completed and validly executed. Once the Company has received and approved all required documents, it pays the dealer for the Contract and servicing of the Contract commences.

Contract Procurement

The Company purchased Contracts in the states listed in the table below during the periods indicated. The Contracts purchased by the Company are predominantly for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2023 was a 2012 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables on Contracts purchased within the respective fiscal year:

	Maximum allowable interest	Number of Branches on	Fiscal year ended March 31, (In thousands)
State	rate (1)	March 31, 2023	2023	2022
Alabama	18-36%(2)	-	$2,919	$4,121
Arizona	(2)	-	128	343
Florida	18-30%(3)	-	10,410	13,886
Georgia	18-30%(3)	-	5,103	11,007
Idaho	(2)	-	343	828
Illinois	(2)	-	1,109	1,632
Indiana	25%	-	2,363	4,878
Kansas	(2)	-	75	-
Kentucky	18-25%(3)	-	2,887	5,458
Michigan	25%	-	549	2,947
Missouri	(2)	-	2,841	5,459
Nevada	(2)	-	1,150	2,434
North Carolina	18-29%(3)	-	3,989	6,997
Ohio	25%	-	7,345	12,495
Pennsylvania	18-21%(3)	-	1,139	2,441
South Carolina	(2)	-	2,932	5,432
Tennessee	(2)	-	1,203	2,046
Texas	18-23%(3)	-	594	1,762
Utah	(2)	-	102	460
Wisconsin	(2)	-	344	1,178
Total		$-	$47,526	$85,804

(1)
The maximum allowable interest rates are subject to change and vary based on the laws of the individual states.
(2)
None of these states currently impose a maximum allowable interest rate with respect to the types and sizes of Contracts the Company purchases. The maximum rate which the Company will typically charge any customer in each of these states is 36% per annum.
(3)
The maximum allowable interest rate in each of these states varies depending upon the model year of the vehicle being financed. In addition, Georgia does not currently impose a maximum allowable interest rate with respect to Contracts over $5,000.

The following table presents selected information on Contracts purchased by the Company:

	Fiscal year ended March 31, (Purchases in thousands)
Contracts	2023	2022
Purchases	$47,526	$85,804
Average APR	22.5%	23.1%
Average dealer discount	6.5%	6.9%
Average term (months)	48	47
Average loan	$11,932	$11,002
Number of Contracts purchased	4,040	7,793

Direct Loans

Effective during the third quarter of fiscal 2023, the Company no longer originates any Direct Loans. Previous to that time, the Company originated Direct Loans in Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee. Direct Loans were loans originated directly between the Company and the consumer. These loans were typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made during fiscal 2023 by the Company had an initial principal balance of approximately $4,300. Most of the Direct Loans were originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represented a better credit risk than our typical Contract due to the customer’s payment history with the Company, as well as their established relationship with the local branch staff. The size of the loan and maximum interest rate that may be (and is) charged varies from state to state. The Company considered the individual’s income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan as the primary factors in determining whether an applicant would receive an approval for such loan. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the collection experience of the borrower under the Contract was a significant factor in making the underwriting decision. The Company’s Direct Loan program was implemented in April 1995 and accounted for approximately 13% of the Company’s annual consolidated revenues during the fiscal 2023.

In connection with its Direct Loan program, the Company also made available credit disability insurance, credit life insurance, and involuntary unemployment insurance coverage to customers through unaffiliated third-party insurance carriers. Approximately 63% of the Direct Loans outstanding as of March 31, 2023 elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance to the customer, which included a commission for the Company, was included in the amount financed by the customer.

The following table presents selected information on Direct Loans originated by the Company:

	Fiscal year ended March 31, (Originations in thousands)
Direct Loans	2023	2022
Originations	$15,822	$28,740
Average APR	30.4%	30.5%
Average term (months)	26	26
Average loan	$4,277	$4,307
Number of contracts originated	3,662	6,770

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

The Company’s process to approve the purchase of a Contract begins with the Company receiving a standardized credit application completed by the consumer which contains information relating to the consumer’s background, employment, and credit history. The Company also obtains credit reports from Equifax and/or TransUnion, which are independent credit reporting services. The Company verifies the consumer’s employment history, income, and residence. In most cases, consumers are interviewed via telephone by a Company application processor (usually the Branch Manager or Assistant Branch Manager when the Company employed its branch-based model, and the originators in the Company's regionalized business model after the branches were closed). The Company also considers the customer’s prior payment history with the Company, if any, as well as the collateral value of the vehicle being financed.

The Company has established internal underwriting guidelines that were used by its Branch Managers and internal underwriters when Contracts were purchased by the Company prior to the restructuring of its operations. The Company has adopted updated guidelines consistent with its post-restructuring operations, which guidelines are to be used by the Company’s originators and internal underwriters when purchasing Contracts in the Company’s regionalized business model. Any Contract that does not meet these guidelines must be approved by the senior management of the Company. In addition to a variety of administrative duties, the Company's management is responsible for monitoring compliance with the Company’s underwriting guidelines as well as approving underwriting exceptions.

When the Company was originating Direct Loans, the Company used similar criteria in analyzing a Direct Loan as it did in analyzing the purchase of a Contract. Lending decisions regarding Direct Loans were made based upon a review of the customer’s loan application, income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan. To date, since the majority of the Company’s Direct Loans have been made to individuals whose automobiles have been financed by the Company, the customer’s payment history under his or her existing or past Contract was a significant factor in the lending decision.

After reviewing the information included in the Contract or, when applicable, Direct Loan application and taking the other factors into account, the Company’s loan origination system categorizes the customer using internally developed credit classifications from “1,” indicating higher creditworthiness, through “4,” indicating lower creditworthiness. Contracts are financed for individuals who fall within all four acceptable rating categories utilized, “1” through “4”. Usually a customer who falls within the two highest categories (i.e., “1” or “2”) is purchasing a two to five-year old, lower mileage used automobile, while a customer in any of the two lowest categories (i.e., “3,” or “4”) usually is purchasing an older, higher mileage automobile from an independent used automobile dealer.

Prior to the closure of the Company’s branches, the Company performed audits of its branches’ compliance with Company underwriting guidelines. The Company audited branches on a schedule that was variable depending on the size of the branch, length of time a branch had been open, then current tenure of the Branch Manager, previous branch audit score, and then current and historical branch profitability. Additionally, field supervisions and audits were conducted by District Managers, Divisional Vice Presidents and Divisional Administrative Assistants to try to ensure operational and underwriting compliance throughout the former branch network.

Monitoring and Enforcement of Contracts

On November 3, 2022, the Company entered into a loan servicing agreement with Westlake (the “Servicing

Agreement”). Under the Servicing Agreement, the Company will originate and acquire receivables and Westlake will perform the servicing duties with respect to such receivables, including without limitation that Westlake shall manage, service, administer and make collections on the receivables, including with respect to any repossession of any financed vehicle securing a receivable under which it is determined that payments thereunder are not likely to be resumed. Unless earlier terminated in accordance with its provisions, the Servicing Agreement shall expire upon the earliest to occur of (i) the date on which the Company sells, transfers or assigns all outstanding receivables to a third party (including Westlake), (ii) the date on which the last receivable is repaid or otherwise terminated, or (iii) three years from the closing date of the Servicing Agreement.

The Company requires each customer under a Contract to obtain and maintain collision insurance covering damage to the vehicle. Failure to maintain such insurance constitutes a default under the Contract, that would permit the repossession of the vehicle. To reduce potential loss due to insurance lapse, the Company has the contractual right to obtain collateral protection insurance through a third-party, which covers loss due to physical damage to a vehicle not covered by any insurance policy of the customer.

The servicer monitors compliance by the Company's customers with their obligations under Contracts and Direct Loans made by the Company and the servicer provides reports to the Company on such activity. These reports may be accessed throughout the Company by management personnel at computer terminals located in the Company's offices. These reports include delinquency reports, customer promise reports, vehicle information reports, purchase reports, dealer analysis reports, static pool reports, and repossession reports.

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

When an account becomes delinquent, the customer is promptly contacted to determine the reason for the delinquency and to determine if appropriate arrangements for payment can be made. If acceptable payment arrangements can be made, the information is entered into a database and is used to generate a customer promises report, which is utilized for account follow up.

The servicer prepares a repossession report that provides information regarding repossessed vehicles and aids in disposing of repossessed vehicles. In addition to information regarding the customer, this report provides information regarding the date of repossession, date the vehicle was sold, number of days it was held in inventory prior to sale, year, make and model of the vehicle, mileage, payoff amount on the Contract, NADA book value, Black Book value, suggested sale price, location of the vehicle, original dealer and condition of the vehicle, as well as notes and other information that may be helpful.

If an account is 121 days delinquent and the related vehicle has not yet been repossessed, the account is charged-off and transferred to the servicer's loss prevention and recovery department. Once a vehicle has been repossessed, the related loan balance no longer appears on the delinquency report. Instead, the vehicle appears on the servicer's repossession report and is generally sold at auction.

The servicer also prepares a dealer report that provides information regarding each dealer from which the Company purchases Contracts. This report allows the Company to analyze the volume of business done with each dealer, the terms on which it has purchased Contracts from such dealer, as well as the overall portfolio performance of Contracts purchased from the dealer.

The Company is subject to seasonal variations within the subprime marketplace. While the APR, discount, and term remain consistent across quarters, write-offs and delinquencies tend to be lower while purchases tend to be higher in the fourth and first quarters of the fiscal year. The second and third quarters of the fiscal year tend to have higher write-offs and delinquencies, and a lower level of purchases. Despite the foregoing, during fiscal 2023 the fourth quarter had the most write-offs and delinquencies.

Marketing and Advertising

The Company’s Contract marketing efforts currently are directed primarily toward automobile dealers. The Company attempts to meet dealers’ needs by offering highly responsive, cost-competitive, and service-oriented financing programs. The Company relies on its staff of originators to solicit agreements for the purchase of Contracts with automobile dealers based within the regions located in the seven states in which the Company conducts operations as of the date of this Annual Report. The Company provides dealers with information regarding itself and the general terms upon which the Company is willing to purchase Contracts. The Company uses web advertising, social media and print ads in dealer association publications for marketing purposes. The Company is a member and corporate sponsor of the National Independent Auto Dealers Association, which also gives it access to state-level associations. Its representatives attend conferences and events for both state and national associations to market its products directly to dealers in attendance.

When the Company was originating Direct Loans, the Company solicited customers under its Direct Loan program primarily through direct mailings, followed by telephone calls to individuals who had a good credit history with the Company in connection with Contracts purchased by the Company. It also relied on other forms of electronic messaging and in-store advertising.

Computerized Information System

All Company personnel are provided with real-time access to information. The Company has purchased or otherwise has access through its servicer to the specialized programs to monitor the Contracts and Direct Loans from inception. The Company’s computer network encompasses both its corporate headquarters and its central business operations hub. See “Monitoring and Enforcement of Contracts” above for a summary of the different reports available to the Company.

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Increased competition for the purchase of Contracts enables automobile dealers to shop for the best price, which can result in an erosion in the dealer discounts from the initial principal amounts at which the Company is willing to purchase Contracts and higher advance rates. However, the Company instead focuses on purchasing Contracts that are priced to reflect the inherent risk level of the Contract, and sacrifices loan volume, if necessary, to maintain that pricing discipline. For the fiscal year ended March 31, 2023, the Company’s average dealer discount on Contracts purchased decreased to 6.5%, compared to 6.9% for the fiscal year ended March 31, 2022. The table below shows the number and principal amount of Contracts purchased, average amount financed, average term, and average APR and discount for the periods presented:

Key Performance Indicators on Contracts Purchased
(Purchases in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average	Average
/Quarter	Purchased	Purchased#	Financed*^	APR*	Discount%*	Term*
2023	4,040	$47,526	$11,932	22.5%	6.5%	48
4	127	1,579	12,433	22.2%	6.2%	49
3	383	4,511	11,778	22.4%	6.8%	48
2	1,595	19,082	11,964	22.7%	6.4%	48
1	1,935	22,354	11,552	22.9%	6.6%	48
2022	7,793	$85,804	$11,002	23.1%	6.9%	47
4	2,404	27,139	11,289	22.9%	6.9%	47
3	1,735	19,480	11,228	23.1%	6.8%	47
2	1,707	18,880	11,061	23.0%	6.7%	47
1	1,947	20,305	10,429	23.2%	7.0%	46
2021	7,307	$74,025	$10,135	23.4%	7.5%	46
4	2,429	24,637	10,143	23.2%	7.5%	46
3	1,483	15,285	10,307	23.4%	7.5%	46
2	1,709	17,307	10,127	23.5%	6.8%	46
1	1,686	16,796	9,962	23.5%	8.0%	46
2020	7,647	$76,696	$10,035	23.4%	7.9%	47
4	1,991	19,658	9,873	23.5%	7.9%	46
3	1,753	17,880	10,200	23.3%	7.6%	47
2	2,011	20,104	9,997	23.5%	7.9%	46
1	1,892	19,054	10,071	23.4%	8.3%	47

Key Performance Indicators on Direct Loans Originated
(Originations in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average
/Quarter	Originated	Originated#	Financed*^	APR*	Term*
2023	3,662	$15,822	$4,277	30.4%	26
4	0	0	0	0.0%	0
3	245	1,080	4,128	29.6%	27
2	1,427	6,527	4,574	30.3%	25
1	1,990	8,215	4,128	31.2%	25
2022	6,770	$28,740	$4,307	30.5%	26
4	1,584	7,458	4,708	30.0%	27
3	2,282	8,505	3,727	31.8%	24
2	1,588	7,040	4,433	30.0%	26
1	1,316	5,737	4,359	30.1%	25
2021	3,497	$14,148	$4,131	29.6075%	25
4	753	3,284	4,362	29.6%	25
3	1,265	4,605	3,641	30.9%	22
2	924	3,832	4,147	29.23%	25
1	555	2,427	4,373	28.7%	26
2020	3,142	$12,638	$4,017	28.2%	25
4	720	3,104	4,310	28.6%	25
3	1,137	4,490	3,949	28.4%	24
2	739	2,988	4,043	27.4%	25
1	546	2,056	3,765	28.2%	24
*Each average included in the tables is calculated as a simple average.
^Average amount financed is calculated as a single loan amount.
#Bulk portfolio purchase excluded for period-over-period comparability.

The Company’s ability to compete effectively with other companies offering similar financing arrangements depends in part upon the Company maintaining close business relationships with dealers of used and new vehicles. No single dealer out of the approximately 586 dealers with which the Company currently has active contractual relationships represents a significant amount of the Company’s business volume for any of the fiscal years ended March 31, 2023 or 2022.

Regulation

Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon creditors and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act, the Telephone Consumer Protection Act, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code and state lending acts, motor vehicle retail installment acts and other similar laws. Also, the laws of certain states impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases, this liability could affect the ability of an assignee such as the Company to enforce consumer finance contracts such as the Contracts.

The Company’s financing operations are subject to regulation, supervision and licensing under many federal, state and local statutes, regulations and ordinances. In addition, the Company and its service providers must comply with certain federal and state requirements in connection with the servicing and collection on Direct Loans and Contracts, and the repossession of vehicles securing Direct Loans and Contracts in the states in which the Company does business. The Company and its third-party service providers must comply with federal, state and local regulatory regimes, including those applicable to consumer credit transactions. In particular, the Company may be subject to laws such as:

•
State consumer statutory and regulatory requirements. Pursuant to state laws and regulations, on-site or off-site examinations can be conducted for any of our locations. Examinations monitor compliance with applicable regulations. These laws and regulations include, but are not limited to: licensure requirements, requirements for maintenance of proper records, fee requirements, maximum interest rates that may be charged on loans to finance used vehicles, and proper disclosure to customers regarding financing terms. These may also include state laws and regulations that impose requirements related to data privacy, credit discrimination, credit reporting, debt servicing and collection, and unfair or deceptive business practices.
•
State licensing requirements. The Company must comply with state licensing requirements and varying compliance requirements in all the states in which it operates. The Company files a notification or obtains a license to acquire Contracts in each state in which it acquires Contracts. Furthermore, some states require dealers to maintain a Retail Installment Seller’s License, and where applicable, the Company only conducts business with dealers who hold such a license. For Direct Loan activities, the Company obtained licenses, where required, from each state in which it offered consumer loans.
•
Fair Debt Collection Practices Act. The federal Fair Debt Collection Practices Act (“FDCPA”) provides guidelines and limitations on the conduct of third-party debt collectors and debt buyers when collecting consumer debt. While the FDCPA generally does not apply to first-party creditors collecting their own debts or to servicers when collecting debts that were current when servicing began, the Company uses the FDCPA as a guideline for all collections. The Company requires all vendors and third-party service providers that provide collection services on the Company’s behalf to comply with the FDCPA to the extent applicable. The Company also complies with state and local laws that apply to creditors and provide guidance and limitations similar to the FDCPA.
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

•
Electronic Signatures in Global and National Commerce Act. The Electronic Signatures in Global and National Commerce Act requires the Company to provide consumers with clear and conspicuous disclosures before the consumer gives consent to authorize the use of electronic signatures, electronic contracts, and electronic records.
•
Fair Credit Reporting Act. The Fair Credit Reporting Act (“FCRA”) and similar state laws regulate the use of consumer reports and the reporting of information to credit reporting agencies. Specifically, the FCRA establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers, including when an adverse action, such as a loan declination, is based on information contained in a consumer report.
•
Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) requires the Company to maintain privacy with respect to certain consumer data in its possession and to periodically communicate with consumers on privacy matters.
•
Federal Trade Commission Act. Section 5 of the Federal Trade Commission Act (the “FTC Act”) prohibits unfair and deceptive acts or practices in or affecting commerce.
•
Servicemembers Civil Relief Act. The Servicemembers Civil Relief Act (“SCRA”) requires the Company to reduce the interest rate charged on each loan to customers who have subsequently joined, enlisted, been inducted or called to active military duty and places limitations on collection and repossession activity. Under the terms of the SCRA, an obligor who enters the military service after the origination of that obligor’s Direct Loan or Contract (including an obligor who is a member of the National Guard or is in reserve status at the time of the origination of the obligor’s Direct Loan or Contract and is later called to active duty) is entitled to have the interest rate reduced and capped at 6% per annum for the duration of the military service, may be entitled to a stay of proceedings on foreclosures and similar actions and may have the maturity of the loan or retail installment sale contract extended or the payments lowered and the payment schedule adjusted. In addition, pursuant to the laws of various states, under certain circumstances residents thereof called into active duty with the National Guard or the reserves can apply to a court to delay payments on loans or retail installment sale contracts such as the Direct Loans and the Contracts.
•
Military Lending Act. The Military Lending Act requires the Company to limit the military annual percentage rate that the Company may charge to a maximum of 36 percent, requires certain disclosures to military consumers, and provides other substantive consumer protections on credit extended to Servicemembers and their families.
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
•
Telephone Consumer Protection Act. The Telephone Consumer Protection Act governs the Company’s practice of contacting customers by certain means (i.e., auto-dialers, pre-recorded or artificial voice calls on customers’ land lines, fax machines and cell phones, including text messages).
•
Bankruptcy. Federal bankruptcy and related state laws may interfere with or affect the Company’s ability to recover collateral or enforce a deficiency judgment. For example, in a Chapter 13 proceeding under the
Bankruptcy Code, a court may prevent a creditor from repossessing a motor vehicle and, as part of the rehabilitation plan, reduce the amount of the secured indebtedness to the market value of the motor vehicle at the time of bankruptcy, as determined by the court, leaving the party providing financing as a general unsecured creditor for the remainder of the indebtedness. A bankruptcy court may also reduce the monthly payments due under the related contract or change the rate of interest and time of repayment of the indebtedness.
•
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Title X of the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has the authority to issue and enforce regulations under the federal “enumerated consumer laws,” including (subject to certain statutory limitations) FDCPA, TILA, ECOA, FCRA, GLBA and EFTA. The CFPB has rulemaking and enforcement authority over certain non-depository institutions, including the Company. The CFPB is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. Under the Dodd-Frank Act, the CFPB also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service. The CFPB also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to the Company’s business. The CFPB issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business. At this time, the Company is not deemed a larger participant.
•
Holder Rule. The Federal Trade Commission’s (the “FTC”) so-called “Holder-in-Due-Course Rule” (the
“Holder Rule”), and equivalent state laws, make the Company or any other holder of a consumer credit contract include the required notice and become subject to all claims and defenses that a borrower could assert against the seller of goods or services.

Failure to comply with these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the jurisdictions in which the Company may operate, restricting the Company’s or its service provider's ability to realize the value of the collateral securing the Contracts, and making it more costly or burdensome to do business or resulting in potential liability. The volume of new or modified laws and regulations and the activity of agencies enforcing such law have increased in recent years in response to issues arising with respect to consumer lending. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies. This legislation may change the Company’s operating environment in substantial and unpredictable ways and may have a material adverse effect on the Company’s business.

In particular, the Dodd-Frank Act and regulations promulgated thereunder, are likely to affect the Company’s cost of doing business, may limit or expand the Company’s permissible activities, may affect the competitive balance within the Company’s industry and market areas and could have a material adverse effect on the Company. The Company’s management continues to assess the Dodd-Frank Act’s probable impact on the Company’s business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations thereunder. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Company in particular, is uncertain at this time.

In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of the Company’s business. For example, the Dodd-Frank Act provides a mechanism for state Attorneys General to investigate the Company. Additionally, the FTC has jurisdiction to investigate aspects of the Company’s business. The Company expects that regulatory investigation by both state and federal agencies will continue and that the results of these investigations could have a material adverse impact on the Company.

The Holder Rule of the FTC has the effect of subjecting a seller, and certain related lenders and their assignees, in a consumer credit transaction to all claims and defenses which the obligor in the transaction could assert against the seller of the goods. Liability under the Holder Rule is limited to the amounts paid by the obligor under the contract, and the holder of the contract may also be unable to collect any balance remaining due thereunder from the obligor. The Holder Rule is generally duplicated by the Uniform Consumer Credit Code, other state statutes or the common law in certain states. Most of the Contracts will be subject to the requirements of the Holder Rule. Accordingly, the Company, as holder of the Contracts, will be subject to any claims or defenses that the purchaser of a financed vehicle may assert against the seller of the financed vehicle. Such claims are limited to a maximum liability equal to the amounts paid by the obligor on the Contract.

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

The Company’s management believes that the Company maintains all requisite licenses and permits and is in material compliance with applicable local, state and federal laws and regulations. The Company periodically reviews its practices in an effort to ensure such compliance. Although compliance with existing laws and regulations has not had a material adverse effect on the Company’s operations to date, given the increasingly complex regulatory environment, the increasing costs of complying with such laws and regulations, and the increasing risk of penalties, fines or other liabilities associated therewith, no assurances can be given that the Company is in material compliance with all of such laws or regulations or that the costs of such compliance, or the failure to be in such compliance, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

For more information, please refer to the risk factors titled “Federal or state regulatory reform could have an adverse impact on the Company”, “On October 5, 2017, the CFPB released the final rule Payday, Vehicle Title and Certain High-Cost Installment Loans under the Dodd Frank Act, which as adopted could potentially have a material adverse effect on our operations and financial performance”, “The CFPB has broad authority to pursue administrative proceedings and litigation for violations of federal consumer financing laws”, “Pursuant to the authority granted to it under the Dodd-Frank Act, the CFPB adopted rules that subject larger nonbank automobile finance companies to supervision and examination by the CFPB”. Any such examination by the CFPB likely would have a material adverse effect on our operations and financial performance”, “Our use of vendors and our other ongoing third-party business relationships is subject to increasing regulatory requirements and attention”, and “We are subject to many other laws and governmental regulations, and any material violations of or changes in these laws or regulations could have a material adverse effect on our financial condition and business operations”, all of which are incorporated herein by reference.

In July 2020, the CFPB rescinded provisions of the Payday, Vehicle Title, and Certain High-Cost Installment Loans rule (the "Rule") governing the ability to repay requirements. The payment requirements took effect in June 2022. Any regulatory changes could have effects beyond those currently contemplated that could further materially and adversely impact our business and operations. Unless rescinded or otherwise amended, the Company will have to comply with the Rule’s payment requirements if it continues to allow consumers to set up future recurring payments online for certain covered loans such that it meets the definition of having a “leveraged payment mechanism” under the Rule. If the payment provisions of the Rule apply, the Company will have to modify its loan payment procedures to comply with the required notices and mandated timeframes set forth in the final rule.

Human Capital Resources

The Company’s management and various support functions are centralized at the Company’s corporate headquarters in Clearwater, Florida. In connection with the closure of all of the Company’s brick and mortar branch locations in 18 states, the Company’s staff was significantly downsized during fiscal 2023, both as a result of layoffs and other voluntary and involuntary terminations. As a result, as of March 31, 2023, the Company employed a total of sixteen persons, of which six persons were employed at the Company’s Clearwater Corporate office. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

We are also committed to fostering, cultivating, and preserving a culture of diversity, equity, and inclusion (“DE&I”). We believe that the collective sum of the individual differences, life experiences, knowledge, inventiveness, self-expression, unique capabilities, and talent that our employees invest in their work represent a significant part of our culture, reputation, and achievement. We believe that an emphasis on DE&I drives value for our employees, customers, and shareholders, and that our DE&I commitment enables us to better serve our communities.

In fiscal 2023, the Company continued focusing on and invested in maintaining the health and safety of our employees in the midst of the COVID-19 pandemic.

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

Even after the COVID-19 outbreak has subsided and despite the formal declaration of the end of the COVID-19 global health emergency by the World Health Organization in May 2023, our business may continue to experience materially adverse impacts as a result of the virus’s economic impact, including the availability and cost of funding and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change.

Additionally, many of the other risk factors described below are heightened by the effects of the COVID-19 pandemic and related economic conditions, which in turn could materially adversely affect our business, financial condition, results of operations, access to financing and liquidity.

Risks Related to Our Business and Industry

Our success is dependent on our ability to forecast the performance of our Contracts and remaining Direct Loans.

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

Our consolidated net loss for the year ended March 31, 2023 was $34.1 million as compared to net income of $3.0 million for the year ended March 31, 2022. Although our significant net loss during fiscal 2023 was largely attributable to our previously announced change in operating strategy and restructuring plan, our profitability usually depends, to a material extent, on the performance of Contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because substantially all of our Contracts and remaining Direct Loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due primarily to their credit history. Contracts and Direct Loans made to these individuals generally entail a higher risk of delinquency, default, repossession, and higher losses than loans made to consumers with better credit.

Our underwriting standards and collection procedures may not offer adequate protection against the risk of default, especially in periods of economic uncertainty. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding Contract or Direct Loan balance and costs of recovery.

Our ability to accurately forecast performance and determine an appropriate provision and allowance for credit losses is critical to our business and financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the portfolio, the composition of the portfolio, specific impaired Contracts and Direct Loans, and current economic conditions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Item 7 of this Form 10-K, which is incorporated herein by reference.

There can be no assurance that our performance forecasts will be accurate. In periods with changing economic conditions, such as is the case currently, accurately forecasting the performance of Contract and Direct Loans is more difficult. Our allowance for credit losses is an estimate, and if actual Contract and Direct Loan losses are materially greater than our allowance for credit losses, or more generally, if our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected. For example, uncertainty surrounding the continuing economic impact of COVID-19 and the indirect effects of the conflict between Russia and Ukraine, whether through increases in the price of gasoline and other consumer goods or otherwise, on our customers has made historical information on credit losses slightly less reliable in the current environment, and there can be no assurances that we have accurately estimated loan losses.

Other than limited representations and warranties made by dealers in favor of the Company, Contracts are purchased from the dealers without recourse, and we are therefore only able to look to the borrowers for repayment.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued the ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. For smaller reporting companies like us, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, and early adoption is permitted. The Company is evaluating the impact of the adoption of this ASU on the consolidated financial statements by collecting and analyzing data that will be needed to produce historical inputs, evaluating current conditions and reasonable and supportable forecasts, which are inputs into models created as a result of adopting this ASU. The Company believes the adoption of this ASU will likely result in an increase of between $0.9 million and $1.9 million to its allowance for credit losses.

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
•
the quality of service provided.

Our ability to compete effectively with other companies offering similar financing arrangements depends in part on our ability to maintain close relationships with dealers of used and new vehicles. We may not be able to compete successfully in this market or against these competitors. In recent years, it has become increasingly difficult for the Company to match or exceed pricing of its competitors, which has generally resulted in declining Contract acquisition rates during the 2022 and 2023 fiscal years.

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. As new and existing providers of consumer financing have undertaken to penetrate our targeted market segment, we have experienced increasing pressure to reduce our interest rates, fees and dealer discounts. The Company’s average dealer discount on Contracts purchased for the fiscal years ended March 31, 2023 and 2022 was 6.5% and 6.9%, respectively. The Company’s average APR on Contracts purchased for the fiscal years ended March 31, 2023 and 2022, were 22.5% and 23.1%, respectively. These competitive factors continue to exist and may impact our ability to secure quality loans on our preferred terms in significant quantities.

We are particularly vulnerable to the effects of these practices because of our focus on providing financing with respect to used vehicles.

Our business depends on our continued access to bank financing on acceptable terms.

On January 18, 2023, we entered into a new senior secured revolving credit facility (the “Credit Facility”) with Westlake Capital Finance, LLC (the “Lender”), who is an affiliate of Westlake, the servicer of substantially all of our receivables. Our ability to access capital through our Credit Facility, or undertake a future facility, or other debt or equity transactions on economically favorable terms or at all, depends in large part on factors that are beyond our control, including:

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

The Credit Facility’s loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of assets. Such loan documents also restrict the Company’s ability to make distributions to its shareholders or enter into certain fundamental transactions. If an event of default occurs, the lender could increase borrowing costs, restrict our ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Credit Facility or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If we prepay the loan and terminate the Credit Facility prior to its maturity date, then we would be obligated to pay the Lender a termination fee in an amount equal to a percentage of the average outstanding principal balance of the Credit Facility during the immediately preceding 90 days. If we were to sell our accounts receivable to a third party prior to the maturity date, then we would be obligated to pay the Lender a fee in an amount equal to a specified percentage of the proceeds of such sale.

Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.

As of March 31, 2023, we had aggregate outstanding indebtedness under our Credit Facility of $29.1 million compared to $55.0 million under our predecessor facility as of March 31, 2022. This level of indebtedness could:

•
Make it more difficult for us to satisfy our obligations with respect to our outstanding notes and other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
•
Require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, capital expenditures and other general corporate purposes;
•
Limit our ability to obtain additional financing for working capital, acquisitions, capital expenditures, debt service requirements and other general corporate purposes;
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

On May 27, 2020, the Company obtained a loan in the amount of $3.2 million from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company used the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan. The Company submitted a forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. On December 27, 2021 SBA informed the Company that no forgiveness was granted. The Company filed an appeal with SBA on January 5, 2022. On May 6, 2022 the Office of Hearing and Appeals SBA (OHA) rendered a decision to deny the appeal. The Company subsequently repaid the outstanding principal of $3.2 million plus accrued and unpaid interest of $65 thousand on May 23, 2022.

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

On May 10, 2022, the Company entered into a separation and release of claims agreement with the previous CEO. Pursuant to the agreement, the previous CEO’s resignation was effective as of May 9, 2022. In addition to unpaid salary and accrued vacation pay through May 9, 2022, the previous CEO was entitled to receive a severance payment of $131,250 and continuation of COBRA benefits for 4.5 months. His restricted stock awards continue to be governed by the award agreements for each award, with all unvested restricted stock forfeited. The separation and release of claims agreement contains a one year non-compete provision that has elapsed, and prohibits the previous CEO from soliciting customers for one year, which has elapsed, and Company employees for two years, which continues through May 10, 2024.

On August 30, 2022 the Board appointed Michael Rost as the Chief Executive Officer, effective immediately. On September 14, 2022 the Company and Mr. Rost entered into an employment agreement with a term that continues until August 29, 2023, subject to automatic renewal for successive one-year terms. Mr. Rost has worked at the Company for more than 20 years. Prior to his appointment, Mr. Rost served as Interim CEO since May 2022, as Vice President of Branch Operations for the Company from April 2021 until May 2022, as Divisional Vice President from June 2018 until April 2021, as District Manager from December 2010 until June 2018, and as Branch Manager from December 2001 until December 2010.

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

Our business depends in large part upon our ability to establish and maintain relationships with reputable dealers who originate the Contracts we purchase. Although we believe we have been successful in developing and maintaining such relationships in the markets that we continue to service after the closing of all of our brick and mortar branches, such relationships are not exclusive, and many of them are not longstanding. There can be no assurances that we will be successful in maintaining such relationships or increasing the number of dealers with whom we do business, or that our existing smaller dealer base will continue to generate a volume of Contracts comparable to the volume of such Contracts historically generated by such dealers.

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

Furthermore, in a low interest-rate environment such as has existed in the United States until recent years, the level of competition increases in the non-prime consumer-finance industry as new competitors enter the market and many existing competitors expand their operations. Such increased competition, in turn, has exerted increased pressure on us to reduce our interest rates, fees, and dealer discount rates in order to maintain our market share. Any further reductions in our interest rates, fees or dealer discount rates could have a material adverse impact on our profitability or financial condition.

The auction proceeds received from the sale of repossessed vehicles and other recoveries are subject to fluctuation due to economic and other factors beyond our control.

If a vehicle securing a Contract, is repossessed, it will typically be transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the Contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 30-day lapse between the time of repossession of a vehicle and the time it is sold. The proceeds we receive from such sales under our servicing agreement depend upon various factors, including the supply of, and demand for, used vehicles at the time of sale. Such supply and demand are dependent on many factors. For example, during periods of economic uncertainty, the demand for used cars may soften, resulting in decreased auction proceeds to us from the sale of repossessed automobiles. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. Newer, more expensive vehicles securing our larger dollar loans are more susceptible to wholesale pricing fluctuations than are older vehicles and also experience depreciation at a much greater rate. Until the Company’s portfolio has been successfully converted to primarily consisting of our target vehicle (primary transportation to and from work for the subprime borrower), the Company expects to be affected by softer auction activity and reduced vehicle values.

We partially rely on third parties to deliver services, and failure by those parties to provide these services or meet contractual requirements could have a material adverse effect on our business, financial condition and results of operations.

We depend on third-party service providers for many aspects of our business operations, including loan origination, loan servicing, title processing, and online payments, which increases our operational complexity and decreases our control. We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service. If a service provider fails to provide the services that we require or expect, or fails to meet contractual requirements, such as service levels or compliance with applicable laws, a failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to service our customers, or subjecting us to litigation or regulatory risk for poor vendor oversight. We may be unable to replace or be delayed in replacing these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner. Such a failure could have a material and adverse effect on our business, financial condition, and results of operations.

The success of our business depends upon our ability to retain and attract a sufficient number of qualified employees.

Although we believe that we can attract and retain qualified and experienced personnel needed to conduct our business operations, no assurance can be given that we will be successful in doing so. Competition to hire personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our origination, delinquency, default, and net loss rates and, ultimately, our business and financial condition.

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

Risks Related to Regulation

Federal or state regulatory reform could have an adverse impact on the Company. The Dodd-Frank Act is extensive legislation that impacts financial institutions and other non-bank financial companies, such as the Company. In addition, the Dodd-Frank Act impacts the offering, marketing and regulation of consumer financial products and services. Many of the implementing regulations have been finalized, but in some cases, additional rulemaking has not yet been finalized. Until all of the implementing regulations have been issued, there can be no assurance that any new requirements will not have an adverse impact on the servicing of the Direct Loans and the Contracts or on the regulation and supervision of the Company.

The Dodd-Frank Act established the CFPB with broad authority over federal consumer financial laws and regulations (“Consumer Financial Laws”). In December 2020, the CFPB issued a final rule governing the activities of third-party debt collectors. The final rule was effective on November 30, 2021. While the final rule did not address first-party debt collectors, the CFPB has previously indicated that it would address this activity in a later rulemaking. It is unclear what effect, if any, the final rule or any subsequent changes may have on Direct Loans and Contracts or the servicer’s practices, procedures and other servicing activities relating to Direct Loans and Contracts in ways that could reduce the associated recoveries.

The CFPB also issued a Compliance Bulletin in February 2022 stating its position that automobile loan holders and servicers are responsible for ensuring that their repossession-related practices, and the practices of their service providers do not violate applicable law, and the CFPB also described its intention to hold loan holders and servicers liable for unfair, deceptive, or abusive acts or practices related to the repossession of automobiles. In its Supervisory Highlights for Spring and Fall of 2022, the CFPB also identified certain auto loan servicing concerns, including the failure to ensure customers received add-on product refunds after events such as repossession or early payoff of the account. It is possible that the CFPB may bring enforcement actions against holders of automobile loans, such as the Company, and servicers, such as Westlake, in the future.

In addition, the FTC and state attorneys general have recently increased their scrutiny of motor vehicle dealers and auto lending, particularly with respect to antidiscrimination and deception concerns related to the prices of and fees charged in connection with automobile financing, including add-on products such as GAP insurance and extended warranties. Also, on June 23, 2022 the FTC issued a proposed rule that would (i) prohibit motor vehicle dealers from making certain misrepresentations in the course of selling, leasing, or arranging financing for motor vehicles, (ii) require accurate pricing disclosures in dealers’ advertising and sales discussions, (iii) require dealers to obtain consumers’ express, informed consent for charges, (iv) prohibit the sale of any add-on product or service that confers no benefit to the consumer, and (v) require dealers to keep records of advertisements and customer transactions. At this stage, it is unknown whether a final rule will be issued, the exact requirements of any final rule if issued or if any final rule would have a broader potential impact on auto lending practices, including the auto lending practices of the Company.

Further, changes to the regulatory framework in which the Company operates, including, for example, laws or regulations enacted to address the potential impacts of climate change (including laws which may adversely impact the auto industry in particular as a result of efforts to mitigate the factors contributing to climate change) or laws, regulations, executive orders or other guidance enacted in response to the COVID-19 pandemic, increased inflation or a recession or period of economic contraction or volatility could have a significant impact on the Company. See “Item 1. Business – Regulation” for additional information.

On October 5, 2017, the CFPB released the final rule Payday, Vehicle Title and Certain High-Cost Installment Loans under the Dodd Frank Act, which as adopted could potentially have a material adverse effect on our operations and financial performance.

In 2017, the CFPB adopted rules applicable to payday, title and certain high cost installment loans. The rules address the underwriting of covered short-term loans and longer-term balloon-payment loans, including payday and vehicle title loans, as well as related reporting and recordkeeping provisions. These provisions have become known as the “mandatory underwriting provisions” and include rules for lenders to follow to determine whether or not consumers have the ability to repay the loans according to their terms. On July 7, 2020, the CFPB released a new final rule that revoked the underwriting provisions of the rule but retained and ratified the payment provisions. Implementation of the rule’s payment requirements may require changes to the Company’s practices and procedures for such loans, which could materially and adversely affect the Company’s ability to make such loans, the cost of making such loans, the Company’s ability to, or frequency with which it could, refinance any such loans, and the profitability of such loans. Additionally, the CFPB may target specific features of loans by rulemaking that could cause us to cease offering certain products, or adopt rules imposing new and potentially burdensome requirements and limitations with respect to any of our current or future lines of business, which could have a material adverse effect on our operations and financial performance. The CFPB could also implement rules that limit our ability to continue servicing our financial products and services.

The CFPB has broad authority to pursue administrative proceedings and litigation for violations of federal consumer financing laws.

The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $6,323 per day for minor violations of Consumer Financial Laws (including the CFPB’s own rules) to $31,616 per day for reckless violations and $1,264,622 per day for knowing violations. If we are subject to such administrative proceedings, litigation, orders or monetary penalties in the future, this could have a material adverse effect on our operations and financial performance. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us. See “Item 1. Business – Regulation” for additional information.

Pursuant to the authority granted to it under the Dodd-Frank Act, the CFPB adopted rules that subject larger nonbank automobile finance companies to supervision and examination by the CFPB. Any such examination by the CFPB likely would have a material adverse effect on our operations and financial performance.

The CFPB’s “larger participant” rule extends supervision and examination to any nonbank auto finance company that makes, acquires, or refinances 10,000 or more loans or leases in a year. Under the rule, those companies will be considered “larger participants,” and the CFPB may oversee their activity to ensure they are complying with Consumer Financial Laws. The Company does not meet the threshold of at least 10,000 aggregate annual direct loan originations, and therefore does not fall under the CFPB’s supervisory authority. The CFPB issued rules regarding the supervision and examination of non-depository “larger participants” in the automobile finance business. The CFPB’s stated objectives of such examinations are: to assess the quality of a larger participant’s compliance management systems for preventing violations of Consumer Financial Laws; to identify acts or practices that materially increase the risk of violations of Consumer Financial Laws and associated harm to consumers; and to gather facts that help determine whether the larger participant engages in acts or practices that are likely to violate Consumer Financial Laws in connection with its automobile finance business. If we become a “larger participant”, we will be subject to examination by the CFPB for, among other things, ECOA compliance, TILA compliance, Consumer Leasing Act compliance, compliance with the Dodd-Frank Act’s prohibition on unfair, deceptive or abusive acts or practices, and the adequacy of our compliance management systems.

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

Our use of vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use vendors and subcontractors as part of our business. We also depend on our substantial ongoing business relationships with our dealers, merchants, and other third parties. These types of third-party relationships, particularly with our dealer partners and our third-party servicing and collection vendors, are subject to increasingly demanding regulatory requirements and oversight by regulators. Regulators may expect certain non-bank entities to maintain an effective process for managing risks associated with vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we may be expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations.

Regulators may hold us responsible for deficiencies in our oversight and control of third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over vendors and subcontractors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for consumer remediation.

We are subject to many other laws and governmental regulations, and any material violations of or changes in these laws or regulations could have a material adverse effect on our financial condition and business operations.

As a provider of consumer financial services, the Company operates in a highly regulated environment. The Company is subject to state licensing requirements and state and federal laws and regulations. In addition, the Company may be subject to governmental and regulatory examinations, information gathering requests, and investigations from time to time at the state and federal levels. Compliance with applicable law is costly and can affect the Company’s results of operations. Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements. Compliance may create operational constraints and place limits on pricing, as the laws and regulations in the financial services industry are designed primarily for the protection of consumers. Changes in laws and regulations could restrict the Company’s ability to operate its business as currently operated, could impose substantial additional costs or require it to implement new processes, which could adversely affect the Company’s business, prospects, financial performance or financial condition. The failure to comply with applicable laws and regulations could result in significant statutory civil and criminal fines, penalties, monetary damages, attorney or legal fees and costs, restrictions on the Company’s ability to operate its business, possible revocation of licenses and damage to the Company’s reputation, brand and valued customer relationships. Any such costs, restrictions, revocations or damage could adversely affect the Company’s business, prospects, results of operations or financial condition. See “Item 1. Business – Regulation” for additional information.

The CFPB and the FTC may investigate the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities. As a result of such investigations, the CFPB and the FTC have announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to the Company or the products, services and operations the Company offers, may require the Company to cease or alter certain business practices, which could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. Supervision and investigations by these agencies may result in monetary penalties, increase the Company’s compliance costs, require changes in its business practices, affect its competitiveness, impair its profitability, harm its reputation or otherwise adversely affect its business.

Our financing operations are subject to regulation, supervision, and licensing under various other federal, state and local statutes and ordinances. In addition, the Company and its service providers must comply with certain federal and state requirements in connection with the servicing and collection on Direct Loans and Contracts, and the repossession of vehicles securing Direct Loans and Contracts in the states the Company does business. The various federal, state and local statutes, regulations, and ordinances applicable to our business govern, among other things:

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

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. Our failure, or the failure by dealers who originate the Contracts we purchase, or the failure by our service providers, to maintain all requisite licenses and permits, and to comply with other regulatory requirements, could result in consumers having rights of rescission and other remedies that could have a material adverse effect on our financial condition. Furthermore, any changes in applicable laws, rules and regulations, such as the passage of the Dodd-Frank Act and the creation of the CFPB, may make our compliance therewith more difficult or expensive or otherwise materially adversely affect our business and financial condition.

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our customers, on our computer networks, and share such data with third parties, including our service providers. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy.

Any failure, interruption, or breach in our cyber security, including through employee misconduct or any failure of our back-up systems or failure to maintain adequate security surrounding customer information, could result in reputational harm, disruption in the management of our customer relationships, or the inability to originate, process and service our products. Further, any of these cyber security and operational risks could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to lawsuits by customers for identity theft or other damages resulting from the misuse of their personal information and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, regulators may impose penalties or require remedial action if they identify weaknesses in our security systems, and we may be required to incur significant costs to increase our cyber security to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. As part of our business, we may share confidential customer information and proprietary information with clients, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity. If any vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to CFPB, FTC and other regulatory enforcement actions, claims from third parties, including our consumers, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.

Providers of consumer financial services are subject to specific requirements to protect consumer data. In 2021, the FTC updated its Safeguards Rule implementing Section 501(b) of GLBA, to set forth specific criteria relating to the safeguards that certain nonbank financial institutions must implement as a part of their information security programs. These safeguards, among other things, limit who can access customer information, require the use of encryption to secure such information, and require the designation of a single qualified individual to oversee an institution’s information security program and report at least annually to the institution’s board of directors or equivalent governing body. The CFPB recently issued Consumer Financial Protection Circular 2022-04, which warned that data security shortcomings could subject financial services companies to unfairness claims under the Consumer Financial Protection Act—even if those firms comply with the GLBA Safeguards Rule, the primary data security regulation for non-bank financial institutions.

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

The average daily trading volume of our common shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2023 was approximately 6,800 shares, which makes ours a thinly traded stock. Thinly traded stocks pose several risks for investors because they have wider spreads and less displayed size than other stocks that trade in higher volumes or an active trading market. Other risks posed by thinly traded stocks include difficulty selling the stock, challenges attracting market makers to make markets in the stock, and difficulty with financings. Our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the consumer-finance industry generally may also have a significant impact on the market price of our common shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. These risks could affect a shareholder’s ability to sell their shares at the volumes, prices, or times that they desire.

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
•
our ability to issue additional shares of common stock and to issue preferred stock with terms that our board of directors may determine, in each case without shareholder approval (unless required by law); and
•
the absence of cumulative voting in the election of directors.

These provisions may discourage, delay or prevent a transaction involving a change in control of our Company that is in the best interest of our shareholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for shareholders to nominate directors for election to our board of directors and take other corporate actions.

We are a “smaller reporting company” as defined in SEC regulations, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined under SEC regulations and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, among other things, reduced financial disclosure requirements including being permitted to provide only two years of audited financial statements and reduced disclosure obligations regarding executive compensation. As a result, our shareholders may not have access to certain information that they may deem important. We could remain a smaller reporting company indefinitely. As a smaller reporting company, investors may deem our stock less attractive and, as a result, there may be less active trading of our common stock, and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its corporate headquarters and branch office facilities. The Company’s headquarters, located at 26133 US HWY 19 North, Suite 300, in Clearwater, Florida, consist of approximately 1,769 square feet of office space leased at an annual rate of approximately $18.50 per square foot. The current lease relating to this space was entered into effective February 1, 2023 and expires on January 31, 2026. The Company’s central business operations hub, located at 452 Lakeshore Parkway, Suite 115, Rock Hill, South Carolina consists of approximately 1,990 square feet of office space leased at an annual rate of approximately $16.08 per square foot. The current lease relating to this space was entered into effective March 20, 2023 and expires on March 19, 2026.

As of March 31, 2023, the Company has closed each of its 47 branch offices located in Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin. The Company previously acquired Contracts in Idaho and Texas through its virtual expansion office operations based in the Charlotte, North Carolina corporate location. The Company believes that its two remaining office facilities in Clearwater, Florida and Rock Hill, South Carolina and additional or alternate space available to it are adequate to meet its needs for the foreseeable future.

Item 3. Legal Proceedings

In the ordinary course of its business operations, the Company is involved, from time to time, in ordinary routine litigation and other legal proceedings incidental to its business. No such current litigation or proceedings, individually or in the aggregate, are expected to have a material effect on the business or financial condition of the Company, other than the specific litigation involving Jeremiah Gross, which is disclosed as part of Note 11, Commitments and Contingencies, to the Company’s consolidated financial statements. For a summary of such litigation, see Note 11, Commitments and Contingencies, to the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company’s common shares are traded on the NASDAQ Global Select Market under the symbol “NICK.”

Holders of Record of Common Stock

As of June 10, 2023, there were approximately 114 holders of record of the Company’s common shares.

Dividends

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

In May 2019, the Company’s Board of Directors (“Board”) authorized a stock repurchase program allowing for the repurchase of up to $8.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately.

The timing and actual number of sharers will depend on a variety of factors, including stock price, corporate and regulatory requirements and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

In August 2019, the Company’s Board authorized additional repurchase of up to $1.0 million of the Company’s outstanding shares.

There were no shares of our Common Stock repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the final three months of the fiscal year ended March 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial-Canada is a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial-Canada currently conducts its business activities exclusively through a wholly-owned indirect Florida subsidiary, Nicholas Financial. Nicholas Financial is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, prior to the end of the third fiscal quarter of the fiscal year ended March 31, 2023, Nicholas Financial also originated direct consumer loans (“Direct Loans”) and sold consumer-finance related products. Nicholas Financial’s financing activities represent a primary source of consolidated revenue for the fiscal years ended March 31, 2023 and 2022. A second Florida subsidiary, NDS, serves as an intermediate holding company for Nicholas Financial.

Nicholas Financial-Canada, Nicholas Financial, and NDS are collectively referred to herein as the “Company”.

Introduction

The Company’s consolidated revenues decreased from $49.8 million for the fiscal year ended March 31, 2022 to $44.3 million for the fiscal year ended March 31, 2023. The Company’s diluted earnings per share decreased from $0.39 per share for the fiscal year ended March 31, 2022 to a net loss of $4.65 per share for the fiscal year ended March 31, 2023. The Company’s operating income before income taxes decreased from $4.0 million for the year ended March 31, 2022 to a loss before income tax of $32.7 million for the year ended March 31, 2023. The decrease in profitability was primarily driven by an increase in the provision for credit losses from $6.0 million to $40.7 million and a decrease in average finance receivables from $178.7 million to $165.4 million for the years ended March 31, 2022 and 2023, respectively.

The Company’s consolidated net income decreased from $3.0 million for the fiscal year ended March 31, 2022 to net loss of $34.1 million for the fiscal year ended March 31, 2023.

The gross portfolio yield of the portfolio for the fiscal years ended March 31, 2023 and 2022 was 26.76% and 27.86%, respectively. For the fiscal years ended March 31, 2023 and 2022, the average dealer discount decreased from 6.9% to 6.5% primarily as a result of market conditions in the 2023 fiscal year. The APR (and therefore overall yield) on new purchases declined in fiscal 2023 and fiscal 2022 to 22.2% from 22.9%, which was primarily driven by the Company’s continuing commitment to its core principles of disciplined underwriting and risk-based pricing. Operating expenses as presented include restructuring costs of $4.8 million for the twelve months ended March 31,

2023. Operating expenses net of restructuring costs as a percentage of average finance receivables would have been 16.7% for the twelve months ended March 31, 2023.

Portfolio Summary	Fiscal Year ended March 31, (In thousands)
	2023	2022
Average finance receivables (1)	$165,412	$178,686
Average indebtedness (2)	$54,214	$67,684
Interest and fee income on finance receivables	44,270	49,779
Interest expense	3,931	5,366
Net interest and fee income on finance receivables	$40,339	$44,413
Gross portfolio yield (3)	26.76%	27.86%
Interest expense as a percentage of average finance receivables	2.38%	3.00%
Provision for credit losses as a percentage of average finance receivables	24.58%	3.34%
Net portfolio yield (3)	(0.20)%	21.52%
Operating expenses as a percentage of average finance receivables	19.62%	19.25%
Pre-tax yield as a percentage of average finance receivables(4)	(19.82)%	2.27%
Net charge-off percentage (5)	15.86%	5.13%
Finance receivables	$128,170	$178,786
Allowance percentage (6)	13.57%	1.61%
Total reserves percentage (7)	16.98%	5.62%

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
(5)
Net charge-off percentage represents net charge-offs (charge-offs less recoveries) divided by average finance receivables, outstanding during the period.
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

The Company’s critical accounting estimate relates to the allowance for credit losses. It is based on management’s judgement of an amount that is adequate to absorb losses incurred in the existing portfolio. Because of the nature of the customers under the Company’s Contracts and Direct Loan program, the Company considers the establishment of adequate reserves for credit losses to be imperative.

The Company takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and the adequacy of the allowance for credit losses. Management utilizes significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. This approach aligns with the Company’s lending policies and underwriting standards. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Management believes that estimating the allowance for credit losses using the trailing twelve-month charge-off analysis accurately reflects portfolio performance adjusted for seasonality and encompasses historical collection practices. Under the current methodology the management continues to evaluate qualitative factors to support its allowance for credit losses. The Company examines the impact of macro-economic factors, such as year-over-year inflation, as well as portfolio performance characteristics, such as changes in the value of underlying collateral, level of nonperforming accounts, delinquency trends, and accounts with extended terms. As a result, the Company incorporated an additional $1.4 million as a qualitative component amount to its current estimate of adequate reserves.

Contracts are purchased from many different dealers and are all purchased on an individual Contract-by-Contract basis. Individual Contract pricing is determined by the automobile dealerships and is generally the lesser of the applicable state maximum interest rate, if any, or the maximum interest rate which the customer will accept. In most markets, competitive forces will drive down Contract rates from the maximum rate to a level where an individual competitor is willing to buy an individual Contract. The Company generally purchases Contracts on an individual basis. The Company has established internal underwriting guidelines that were used by its Branch Managers and internal underwriters when Contracts were purchased by the Company prior to the restructuring of its operations. The Company has adopted updated guidelines consistent with its post-restructuring operations, which guidelines are to be used by the Company’s originators and internal underwriters when purchasing Contracts in the Company’s regionalized business model. Any Contract that does not meet these guidelines must be approved by senior management of the Company. In addition to a variety of administrative duties, the Company’s management is responsible for monitoring compliance with the Company’s underwriting guidelines as well as approving underwriting exceptions.

Fiscal 2023 Compared to Fiscal 2022

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, predominantly finance charge income, decreased to $44.3 million in fiscal 2023 as compared to $49.8 million in fiscal 2022. The average finance receivables totaled $165.4 million for the fiscal year ended March 31, 2023, a decrease of 7.4% from $178.7 million for the fiscal year ended March 31, 2022. Purchasing volume decreased to $47.5 million in fiscal 2023 from $85.8 million in fiscal 2022. Purchasing volume decreased from fiscal 2022 primarily as a result of our focus on restructuring to a remote purchasing model.

Competition continued to affect the Company’s ability to acquire Contracts at desired yields. The average APR on new Contract purchases was 22.5% for fiscal 2023 and 23.1% for fiscal 2022. Concurrently, the dealer discount on new Contract purchases decreased from 6.9% for fiscal 2022 to 6.5% for fiscal 2023, primarily as a result of competitive pressures. Overall, the Company maintains its strategy focused on risk-based pricing (rate, yield, advance, term, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance.

The gross portfolio yield decreased to 26.76% for the fiscal year ended March 31, 2023 as compared to 27.86% for the fiscal year ended March 31, 2022. The gross portfolio yield decreased primarily as a result of the decrease in average finance receivables year over year.

The net portfolio yield decreased to (0.2)% for the fiscal year ended March 31, 2023 from 21.5% for the fiscal year ended March 31, 2022. The net portfolio yield decreased primarily due to an increase in the provision for credit losses as a percentage of finance receivables, as described under “Analysis of Credit Losses” below.

Operating Expenses

Our operating expenses consisted primarily of servicing and administrative expenses, payroll and employee benefits, and marketing expenses. Operating expenses decreased to $32.5 million for the fiscal year ended March 31, 2023 compared to $34.4 million for the fiscal year ended March 31, 2022 as a result of restructuring initiatives undertaken by the Company.

Interest Expense

Interest expense decreased to $3.9 million for the fiscal year ended March 31, 2023, as compared to $5.4 million for the fiscal year ended March 31, 2022, due to a decrease in average outstanding debt, which was partly offset by a higher interest rate. The average outstanding debt during the year ended March 31, 2023 decreased to $54.2 million from $67.7 million during the year ended March 31, 2022. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2023	2022
Variable interest under the line of credit and credit facility	2.70%	0.63%
Credit spread under the line of credit and credit facility	3.27%	3.15%
Average cost of borrowed funds	5.97%	3.78%

Analysis of Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the fiscal years ended March 31:

	For the year ended March 31, 2023
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$1,961	$988	$2,949
Provision for credit losses	37,125	3,533	40,658
Charge-offs	(28,391)	(3,621)	(32,012)
Recoveries	5,570	231	5,801
Balance at end of year	$16,265	$1,131	$17,396

	For the year ended March 31, 2022
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$6,001	$153	$6,154
Provision for credit losses	4,210	1,755	5,965
Charge-offs	(13,515)	(980)	(14,495)
Recoveries	5,265	60	5,325
Balance at end of year	$1,961	$988	$2,949

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

The Company defines a Chapter 13 bankruptcy account as a Troubled Debt Restructuring (“TDR”). The Company records a specific reserve for Chapter 13 bankruptcy accounts which is considered a qualitative reserve to the allowance for credit losses. The Company records the reserve based on the expected collectability of the principal balance of the Chapter 13 Bankruptcy and the specific reserves recorded as of March 31, 2023 and March 31, 2022 was $241 thousand and $138 thousand, respectively.

The provision for credit losses increased to $40.7 million for the fiscal year ended March 31, 2023 from $6.0 million for the fiscal year ended March 31, 2022, due to an increase in net charge-off percentage from 5.13% to 15.86%.

The Company’s allowance for credit losses also incorporates recent trends such as delinquency, non-performing assets, and bankruptcy. The Company believes that this approach reflects the current trends of incurred losses within the portfolio and better aligns the allowance for credit losses with the portfolio’s performance indicators.

Net charge-offs as a percentage of average finance receivables increased to 15.9% for the fiscal year ended March 31, 2023 from 5.1% for the fiscal year ended March 31, 2022, primarily reflecting the Company's analysis of portfolio its performance trends.

The delinquency percentage for Contracts more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2023 was 15.7%, an increase from 7.3% as of March 31, 2022. The delinquency percentage for Direct Loans more than thirty days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2023 was 17.0%, an increase from 3.6% as of March 31, 2022. The delinquency percentage for both Contracts and Direct Loans increased as enhanced unemployment benefits and stimulus programs came to an end.

In accordance with Company policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans. For the fiscal years ended March 31, 2023 and March 31, 2022 the Company granted deferrals to approximately 37.3% and 11.8%, respectively, of total Contracts and Direct Loans. The increase in the total number of deferrals in fiscal 2023 compared to fiscal 2022 was primarily influenced by portfolio performance, including but not limited to, inflation, credit quality of loans purchased, competition at the time of Contract acquisition, and general economic conditions.

Income Taxes

The Company recorded a tax expense of approximately $1.0 million during fiscal 2022 compared to a tax expense of approximately $1.4 million during fiscal 2023. The Company’s effective tax rate in fiscal 2022 was 25.9% compared to (4.3)% in fiscal 2023. For further discussion regarding income taxes see “Note 7 – Income Taxes”.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31, (In thousands)
	2023	2022
Cash provided by (used in):
Operating activities	$(2,182)	$3,487
Investing activities	29,894	3,862
Financing activities	(32,033)	(35,551)
Net increase (decrease) in cash	$(4,321)	$(28,202)

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

On January 18, 2023, Nicholas Financial and NDS (collectively, the “Borrowers”), two wholly-owned subsidiaries of Nicholas Financial-Canada, entered into a Loan and Security Agreement (the “Loan Agreement”) for a new senior secured revolving credit facility (the “Credit Facility”) with Westlake Capital Finance, LLC (the “Lender”), who is an affiliate of Westlake, the servicer of substantially all of the Company's receivables, pursuant to which the Lender is providing the Borrowers with a senior secured revolving credit facility in the principal amount of up to $50 million.

The availability of funds under the Credit Facility is generally limited to an advance rate of between 70% and 85% of the value of the Borrowers’ eligible receivables. Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. Unused availability under the Credit Facility will accrue interest at a rate of 0.25% . The commitment period for advances under the Credit Facility is two years. We refer to the expiration of that time period as the “Maturity Date.”

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, and sales of assets. The Loan Agreement also requires the Borrowers to maintain (i) a minimum tangible net worth equal to the lower of $40 million and an amount equal to 60% of the outstanding balance of the Credit Facility and (ii) an excess spread ratio of less than 8.0%. Pursuant to the Loan Agreement, the Borrowers granted a security interest in substantially all of their assets as collateral for their obligations under the Credit Facility. If an event of default occurs, the Lender could increase borrowing costs, restrict the Borrowers’ ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Loan Agreement or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the Borrowers prepay the loan and terminate the Credit Facility prior to the Maturity Date, then the Borrowers would be obligated to pay the Lender a termination fee in an amount equal to a percentage of the average outstanding principal balance of the Credit Facility during the 90-day period immediately preceding such termination. If the Borrowers were to sell their accounts receivable to a third-party prior to the Maturity Date, then the Borrowers would be obligated to pay the Lender a fee in an amount equal to a specified percentage of the proceeds of such sale.

The proceeds of the Credit Facility were used in part to refinance the Company’s existing indebtedness under the Loan and Security Agreement dated as of November 5, 2021 by and among the Borrowers, the lenders party thereto, and Wells Fargo Bank, N.A., as agent for lenders.

On May 27, 2020, the Company obtained a loan in the amount of $3.2 million from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company used the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan. The Company submitted a forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. On December 27, 2021 SBA informed the Company that no forgiveness was granted. The Company filed an appeal with SBA on January 5, 2022. On May 6, 2022 the Office of Hearing and Appeals SBA (OHA) rendered a decision to deny the appeal. The Company subsequently repaid the outstanding principal of $3.2 million plus accrued and unpaid interest of $65 thousand on May 23, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Nicholas Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nicholas Financial, Inc. and Subsidiaries (the “Company”) as of March 31, 2023, the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The allowance for credit losses (the “Allowance”) on finance receivables is based on management’s judgment of an amount that is adequate to absorb losses incurred in the existing finance receivable portfolio. As further described in Notes 2 and 3 to the financial statements, the Company estimates the Allowance using a trailing twelve-month net charge-offs as a percentage of average finance receivables and applying this percentage to ending finance receivables to estimate incurred credit losses. Management takes into consideration the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining probable incurred credit losses and the adequacy of the Allowance. Management also evaluates qualitative factors to support the Allowance.

We identified the Company’s estimate of the Allowance as a critical audit matter. The principal considerations for that determination were the degree of subjectivity in evaluating management’s estimate and the qualitative factor pertaining to customer accounts with extended terms which increased the level of audit effort. This required a higher degree of auditor effort and judgment.

The primary procedures we performed to address this critical audit matter included the following:

•
We obtained an understanding of the Company’s process for establishing the Allowance, including the identification and basis for qualitative factor components of the Allowance.
•
We tested the completeness and accuracy of the data used by the Company to calculate the historical trailing twelve-month net charge-off rate.
•
We recomputed the mathematical accuracy of the quantitative and qualitative calculations used by the Company.
•
We evaluated the reasonableness of the Company’s calculations of estimated incurred credit losses by comparing historical estimates with actual loss experience in subsequent periods.
•
We evaluated management’s delinquency and past-due calculations of estimated incurred credit losses for finance receivables by re-performing the Company’s loan system’s calculations on a sample of finance receivables and performing analytical review procedures over the Company’s historical and current delinquency trends and historical losses.
•
We evaluated key assumptions and qualitative factors and assessed management’s conclusions regarding the appropriateness of the adjustments for qualitative factors, including the magnitude and directional consistency with external sources for the consumer finance industry, and subsequent events.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia

June 27, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nicholas Financial, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nicholas Financial, Inc. and Subsidiaries (the Company) as of March 31, 2022, the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company's auditor from 2018 through 2022.

Raleigh, North Carolina

June 24, 2022

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31,
	2023	2022
Assets
Cash	$454	$4,775
Finance receivables, net	106,919	168,600
Repossessed assets	1,491	658
Operating lease right-of-use assets	176	4,277
Prepaid expenses and other assets	140	1,103
Income taxes receivable	946	989
Property and equipment, net	222	1,783
Deferred income taxes	-	1,385
Total assets	$110,348	$183,570
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$28,936	$54,813
Note payable	-	3,244
Net long-term debt	28,936	58,057
Operating lease liabilities	176	4,410
Accounts payable and accrued expenses	1,427	4,717
Total liabilities	30,539	67,184
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,658 and 12,673 shares issued respectively; 7,290 and 7,546 shares outstanding, respectively	35,223	35,292
Treasury stock: 5,368 and 5,127 common shares, at cost, respectively	(76,794)	(74,405)
Retained earnings	121,380	155,499
Total shareholders’ equity	79,809	116,386
Total liabilities and shareholders’ equity	$110,348	$183,570

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Fiscal Year ended March 31,
	2023	2022
Revenue:
Interest and fee income on finance receivables	$44,270	$49,779
Net gain on equity investments	66	-
Total revenue	44,336	49,779
Expenses:
Marketing	1,166	1,831
Administrative	30,880	32,170
Provision for credit losses	40,658	5,965
Depreciation and amortization of intangibles	403	401
Interest expense	3,931	5,366
Total expenses	77,038	45,733
Operating (loss) income before income taxes	(32,702)	4,046
Income tax expense	1,417	1,048
Net (loss) income	$(34,119)	$2,998
(Loss) earnings per share:
Basic	$(4.65)	$0.39
Diluted	$(4.65)	$0.39

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2021	7,708	$35,064	$(72,343)	$152,501	$115,222
Net income	—	—	—	2,998	2,998
Issuance of restricted stock awards	18	—	—	—	—
Exercise of stock options	2	28	—	—	28
Treasury stock repurchases	(182)	—	(2,062)	—	(2,062)
Share-based compensation	-	200	—	—	200
Balance at March 31, 2022	7,546	$35,292	$(74,405)	$155,499	$116,386
Net loss	—	—	—	(34,119)	(34,119)
Issuance of restricted stock awards	11	—	—	—	—
Restricted stock cancellations	(27)	(175)	—	—	(175)
Treasury stock repurchases	(241)	—	(2,389)	—	(2,389)
Share-based compensation	—	106	—	—	106
Balance at March 31, 2023	7,289	$35,223	$(76,794)	$121,380	$79,809

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(34,119)	$2,998
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangibles	390	401
Amortization of debt issuance costs	523	2,176
Change in operating right of use assets	1,763	1,388
Realized gains on equity investments	(66)	-
(Gain) on termination of leases	(131)	-
Loss (gain) on sale of property and equipment	1,090	(20)
Provision for credit losses	40,658	5,965
Amortization of dealer discounts	(5,902)	(6,411)
Amortization of insurance and fee commissions	(3,512)	(2,821)
Accretion of purchase price discount	(130)	(152)
Deferred income taxes	1,385	898
Change in operating lease liabilities	(1,663)	(1,591)
Cancellations of restricted stock awards	(175)	-
Share-based compensation	106	200
Changes in operating assets and liabilities:
Repossessed assets	-	27
Accrued interest receivable	(12)	(30)
Prepaid expenses and other assets	860	168
Accounts payable and accrued expenses	(3,290)	627
Income taxes receivable	43	(336)
Net cash (used in) provided by operating activities	(2,182)	3,487
Cash flows from investing activities:
Purchase and origination of finance receivables	(63,348)	(114,544)
Principal payments received on finance receivables and proceeds from repossessed assets sales	93,095	119,711
Purchase of property and equipment	(59)	(1,312)
Purchases of equity investments	(7,237)	-
Proceeds from sales of equity investments	7,303	-
Proceeds from sale of property and equipment	140	7
Net cash provided by investing activities	29,894	3,862
Cash flows from financing activities:
Repayments on credit facilities	(43,700)	(105,830)
Proceeds from the credit facilities	17,800	72,530
Payment of debt issuance costs	(500)	(217)
Repayment of PPP Loan	(3,244)	-
Proceeds from exercise of stock options	-	28
Repurchases of treasury stock	(2,389)	(2,062)
Net cash used in financing activities	(32,033)	(35,551)
Net (decrease) increase in cash	(4,321)	(28,202)
Cash, beginning of year	4,775	32,977
Cash, end of year	$454	$4,775
Supplemental Disclosures:
Interest paid, including debt originations cost	$3,351	$3,415
Income taxes paid	27	541
Leased assets obtained in exchange for new operating lease liabilities	183	2,504

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with two wholly owned United States subsidiaries, Nicholas Data Services, Inc. (“NDS”) and Nicholas Financial, Inc. (“NFI”). NDS historically was engaged in supporting and updating industry-specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Nicholas Financial. NFI is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. NFI has also offered direct consumer loans (“Direct Loans”) and sells consumer-finance related products. NFI has and NDS are based in Florida, U.S.A.

During the year ended March 31, 2023, the Company shifted from a decentralized business model to a regionalized business model in which each of its originators focuses on a specific region in the Company’s smaller target market footprint with an expectation that Contract purchase and origination activities will proceed on a much smaller scale. As part of a restructuring plan (see note 12) the Company has outsourced servicing, collections and recovery activities and ceased originations of Direct Loans.

The goal of the strategy and related restructuring is to free up capital and permit the Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business. While the overall timeframe and final structure of the Company remains uncertain, the Company is committed to its core product of financing primary transportation to and from work for the subprime borrower through the local independent automobile dealership which includes risk-based pricing (rate, yield, advance, term, collateral value) and a commitment to the underwriting discipline required for optimal portfolio performance.

The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canadian income taxes are not reported as they are immaterial.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of Nicholas Financial – Canada and its wholly owned subsidiaries, NDS, and NFI, collectively referred to as the “Company”. All intercompany transactions and balances have been eliminated.

Segment Reporting

The Company reports operating segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assesses performance. FASB ASC Topic 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way the operating segments where determined and other items.

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

The Company uses a trailing twelve-month net charge-off as a percentage of average finance receivables, and applies this percentage to ending finance receivables to estimate probable credit losses. This approach reflects the current trends of incurred losses within the portfolio and closely aligns the allowance for credit losses with the portfolio’s performance indicators. Estimating the allowance for credit losses using the trailing twelve-month charge-off analysis reflects portfolio performance adjusted for seasonality. Management evaluates qualitative factors to support its allowance for credit losses. The Company examines the impact of macro-economic factors, such as year-over-year inflation, as well as portfolio performance characteristics, such as changes in the value of underlying collateral, level of nonperforming accounts, delinquency trends, and accounts with extended terms. As a result, the Company incorporated an additional $1.4 million as a qualitative component amount to its current estimate of adequate reserves.

Repossessed Assets

Repossessed assets are stated at net realizable value and consist primarily of automobiles that have been repossessed by the Company and are awaiting final disposition. Costs associated with repossession, transport, and auction preparation expenses are reported as expenses in the period in which they are incurred.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no uncertain tax positions as of March 31, 2023 or 2022.

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

The Company defines a non-performing asset as one that is 60 or more days past due, a Chapter 7 bankruptcy account, or a Chapter 13 bankruptcy account that has not been confirmed by the courts, for which the accrual of interest income is suspended. Upon receiving notice that a Chapter 13 bankruptcy trustee’s plan (BK13) was not confirmed, the account is immediately charged-off. Upon notification of a Chapter 7 bankruptcy, an account is monitored for collectability. In the event the debtors’ balance is reduced by the bankruptcy court, the Company records a loss equal to the amount of principal balance reduction. The remaining balance is reduced as payments are received. In the event an account is dismissed from bankruptcy, the Company will decide whether to begin repossession proceedings or to allow the customer to make regularly scheduled payments (see Note 3).

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount, as a percent of the amount financed, associated with new volume for the fiscal years ended March 31, 2023 and 2022, were 6.5% and 6.9%, respectively.

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

Origination and processing fees are an upfront fee charged by the Company to process a new loan application. These are recognized over the life of the loan using the interest method.

Non-sufficient funds fees and late fees are recognized when collected.

Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Ordinarily, basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. The Company's participating securities are non-vested restricted shares which are not required to share losses, and accordingly, are not allocated losses in periods of net loss. Dilutive earnings per share are calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which includes the dilutive effect of additional potential common shares from stock compensation awards. For the years ended March 31, 2023 and 2022, the Company experienced net loss and net income, respectively. In a period of loss, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the year ended March 31, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 10,000 shares from options to purchase common shares and 12,010 unvested restricted shares. Loss and income per share has been computed based on the following weighted average number of common shares outstanding:

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2023	2022
Numerator:
Net (loss) income per consolidated statements of income	$(34,119)	$2,998
Percentage allocated to shareholders *	100.0%	99.5%
Numerator for basic and diluted earnings (loss) per share	(34,119)	2,983

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares outstanding	7,330	7,572
Dilutive effect of stock options	—	—
Denominator for diluted earnings (loss) per share	7,330	7,572

Per share (loss) income from continuing operations
Basic	$(4.65)	$0.39
Diluted	$(4.65)	$0.39

*Basic weighted-average shares outstanding	7,330	7,572
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,330	7,612
Percentage allocated to shareholders	100.0%	99.5%

Share-Based Payments

The grant date fair value of share awards is recognized in earnings over the requisite service period (presumptively, the vesting period). The Company estimates the fair value of option awards using the Black-Scholes option pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the options. Expected volatility is based upon the historical volatility for the previous period equal to the expected term of the options. The expected term is based upon the average life of previously issued options. The expected dividend yield is based upon the yield expected on the date of grant to occur over the term of the option.

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

Financial Instruments and Concentrations

The Company’s financial instruments consist of cash, finance receivables (accrued interest receivable is a part of finance receivables), a note payable, and a Credit Facility. Financial instruments that are exposed to concentrations of credit risk are primarily finance receivables and cash.

During the year ended, March 31, 2023, the Company operated in 19 states through its branch locations. Of the aggregate finance receivables as of March 31, 2023, Florida represented 22%, Ohio represented 15%, Georgia represented 11%, and North Carolina represented 8%. Each of Kentucky, Missouri, and South Carolina represented 6%, and Indiana represented 5%. Of the remaining states, no one state represented more than 5% of the total finance receivables. The Company provides credit during the normal course of business and performs ongoing credit evaluations of its customers.

The Company maintains reserves for potential credit losses which, when realized, have been within the range of management’s expectations. The Company perfects a primary security interest in all vehicles financed as a form of collateral.

The combined account balances that the Company maintains at financial institutions typically exceed federally insured limits, and there is a concentration of credit risk related to accounts on deposit in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes this risk of loss is not significant.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net income or shareholders’ equity.

Recent Accounting Pronouncements

In June 2016, the FASB issued the Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses. The new guidance was originally effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however, the FASB voted to delay the implementation date for this accounting standard, for smaller reporting companies, the new effective date is for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is evaluating the impact of the adoption of this ASU on the consolidated financial statements by collecting and analyzing data that will be needed to produce historical inputs, evaluating current conditions and reasonable and supportable forecasts, which are inputs into models created as a result of adopting this ASU. The Company believes the adoption of this ASU will likely result in an increase of between $0.9 million and $1.9 million to our allowance for credit losses.

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures as an update to Financial Instruments—Credit Losses (Topic 326). The amendments in this ASU eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in ASU 2022-02 will be effective for the Company with its adoption of ASU 2016-13. The Company believes the adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

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

Contracts and Direct Loans included in finance receivables are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2023	2022
Finance receivables	$128,170	$178,786
Accrued interest receivable	1,932	2,315
Unearned dealer discounts	(4,286)	(6,894)
Unearned purchase price discounts	(82)	(212)
Unearned insurance and fee commissions	(1,419)	(2,446)
Finance receivables, net of unearned	124,315	171,549
Allowance for credit losses	(17,396)	(2,949)
Finance receivables, net	$106,919	$168,600

Contracts

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of March 31, 2023, the average model year of vehicles collateralizing the portfolio was a 2012 vehicle. The terms of the Contracts range from 12 to 84 months and bear an average contractual interest rate of 22.2% and 22.9% as of March 31, 2023 and 2022, respectively.

Direct Loans

Direct Loans are typically for amounts ranging from $1 thousand to $15 thousands and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision.

During fiscal 2023, the Company has cancelled, not renewed, or otherwise terminated all of such Direct Loan licenses. Consequently, the Company has not originated any new Direct Loans since the end of the third quarter of fiscal 2023 and the Company does not intend to originate any new Direct Loans going forward. However, the Company expects its third-party service provider to continue to service the Company’s existing Direct Loans. Direct Loans constituted approximately 15% of the aggregate principal amount of the Company’s loan portfolio as of March 31, 2023, and 14% of the aggregate principal amount of the Company’s loan portfolio as of March 31, 2022. The terms of the Direct Loans range from 6 to 72 months and bear an average contractual interest rate of 30.4% and 29.8% as of March 31, 2023 and 2022, respectively. The Company expects its total Direct Loans portfolio to be reduced over time as such Direct Loans are paid off or otherwise liquidated until there are no Direct Loans in the Company’s portfolio, which at the current rate of such activity, is expected to occur sometime during the fiscal year ending March 31, 2027.

Allowance for Credit Losses

The following presents the activity in our allowance for credit losses:

	For the year ended March 31, 2023
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$1,961	$988	$2,949
Provision for credit losses	37,125	3,533	40,658
Charge-offs	(28,391)	(3,621)	(32,012)
Recoveries	5,570	231	5,801
Balance at end of year	$16,265	$1,131	$17,396

	For the year ended March 31, 2022
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$6,001	$153	$6,154
Provision for credit losses	4,210	1,755	5,965
Charge-offs	(13,515)	(980)	(14,495)
Recoveries	5,265	60	5,325
Balance at end of year	$1,961	$988	$2,949

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

The following table is an assessment of the credit quality by creditworthiness as of March 31:

	(In thousands)
	2023			2022
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$101,856	$16,926	$118,782	$149,976	$24,102	$174,078
Non-performing accounts	6,972	1,728	8,700	4,167	274	4,441
Total	108,828	18,654	127,482	154,143	24,376	178,519
Chapter 13 bankruptcy	590	98	688	254	13	267
Finance receivables	$109,418	$18,752	$128,170	$154,397	$24,389	$178,786

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding any Chapter 13 bankruptcy accounts:

	(In thousands)
Contracts	Balance Outstanding	30 – 59 days	60 –89 days	90-119 days	120+ days	Total
March 31, 2023	$108,828	$10,083	$3,274	$3,698	$-	$17,055
		9.27%	3.01%	3.40%	0.00%	15.67%
March 31, 2022	$154,143	$7,097	$2,936	$1,183	$48	$11,264
		4.60%	1.90%	0.77%	0.03%	7.31%

Direct Loans	Balance Outstanding	30 – 59 days	60 –89 days	90-119 days	120+ days	Total
March 31, 2023	$18,654	$1,448	$654	$1,074	$-	$3,176
		7.76%	3.51%	5.76%	0.00%	17.03%
March 31, 2022	$24,376	$607	$197	$77	$-	$881
		2.49%	0.81%	0.32%	0.00%	3.61%

4. Property and Equipment

Property and equipment as of March 31, 2023 and 2022 is summarized as follows:

	(In thousands)
	Cost	Accumulated Depreciation	Net Carrying Value
2023
Automobiles	$-	$-	$-
Software	113	36	77
Equipment	323	183	140
Furniture and fixtures	9	6	3
Leasehold improvements	2	-	2
	$447	$225	$222
2022
Automobiles	$230	$195	$35
Software	246	74	172
Equipment	1,735	664	1,071
Furniture and fixtures	728	477	251
Leasehold improvements	1,297	1,043	254
	$4,236	$2,453	$1,783

5. Credit Facility

Westlake Credit Facility

On January 18, 2023, NFI and NDS (collectively, the “Borrowers”), two wholly-owned subsidiaries of Nicholas Financial-Canada, entered into a Loan and Security Agreement (the "Loan Agreement") for a new senior secured revolving credit facility (the “Credit Facility”) with Westlake Capital Finance, LLC (the “Lender”), who is an affiliate of Westlake, the servicer of substantially all of the Company's receivables, pursuant to which the Lender is providing the Borrowers with a senior secured revolving credit facility in the principal amount of up to $50 million.

The availability of funds under the Credit Facility is generally limited to an advance rate of between 70% and 85% of the value of the Borrowers’ eligible receivables. Outstanding advances under the Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. Unused availability under the Credit Agreement will accrue interest at a rate of 0.25%. The commitment period for advances under the Credit Facility is two years. The expiration of that time period is referred to as the “Maturity Date.”

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, and sales of assets. The Loan Agreement also requires the Borrowers to maintain (i) a minimum tangible net worth equal to the lower of $40 million and an amount equal to 60% of the outstanding balance of the Credit Facility and (ii) an excess spread ratio of less than 8.0%. Pursuant to the Loan Agreement, the Borrowers granted a security interest in substantially all of their assets as collateral for their obligations under the Credit Facility. If an event of default occurs, the Lender could increase borrowing costs, restrict the Borrowers’ ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Loan Agreement or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

If the Borrowers prepay the loan and terminate the Credit Facility prior to the Maturity Date, then the Borrowers would be obligated to pay the Lender a termination fee in an amount equal to a percentage of the average outstanding principal balance of the Credit Facility during the 90-day period immediately preceding such termination. If the Borrowers were to sell their accounts receivable to a third-party prior to the Maturity Date, then the Borrowers would be obligated to pay the Lender a fee in an amount equal to a specified percentage of the proceeds of such sale.

The proceeds of the Credit Facility were used in part to refinance $50 million of the Company’s existing indebtedness under the Loan and Security Agreement dated as of November 5, 2021 by and among the Borrowers, the lenders party thereto, and Wells Fargo Bank, N.A., as agent for lenders.

The Credit Agreement contains customary events of default and covenants, including but not limited to financial and operating results around tangible net worth, collateral performance indicator, excess spread ratio. Subject to Company’s compliance with certain terms and conditions, the lender waived its rights and remedies under the Agreement applicable to the excess spread ratio covenant and collateral performance indicator effective as of the date March 31, 2023 and continuing through September 30, 2024.

Wells Fargo Credit Facility

On November 5, 2021, NFI and NDS entered into a senior secured credit facility (the “Wells Fargo Credit Facility”) pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “Credit Agreement”). The prior credit facility (the "Ares Credit Facility") pursuant to a credit agreement among the Company’s subsidiary NF Funding I, Ares Agent Services, L.P. and the lenders party thereto was paid off in connection with entering into the Wells Fargo Credit Facility. As a result, the Company recognized an acceleration of unamortized debt issuance costs (non-cash interest expense) related to the extinguishment of the Ares Credit Facility in the amount of $1.9 million as interest expense within the Consolidated Statements of Income.

Pursuant to the Credit Agreement, the lenders agreed to extend to the Borrowers a line of credit of up to $175 million. The availability of funds under the Wells Fargo Credit Facility was generally limited to an advance rate of between 80% and 85% of the value of eligible receivables, and outstanding advances under the Wells Fargo Credit Facility accrued interest at a rate equal to the SOFR plus 2.25%. The commitment period for advances under the Credit Facility was three years.

Pursuant to the Credit Agreement, the Borrowers granted a security interest in substantially all of the Company's assets as collateral for their obligations under the Wells Fargo Credit Facility. Furthermore, pursuant to a separate collateral pledge agreement, NDS pledged its equity interest in NFI as additional collateral.

The Credit Agreement and the other loan documents contained customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of assets. If an event of default occurred, the lenders could have increased borrowing costs, restricted the Borrowers’ ability to obtain additional advances under the Wells Fargo Credit Facility, accelerated all amounts outstanding under the Credit Facility, enforced their interest against collateral pledged under the Wells Fargo Credit Facility or enforced such other rights and remedies as they had under the loan documents or applicable law as secured lenders.

As previously announced on Form 8-K filed on October 27, 2022, the Company received a letter from the agent of its lenders, notifying the Company that it was in default and instituting the default rate of interest effective as of August 31, 2022. In the letter, the lenders expressly reserved all rights and remedies available under the credit agreement. Among those rights and remedies was the ability of the lenders to accelerate all of the Company’s obligations under the loan. The Company subsequently announced on Form 8-K filed on December 12, 2022 that it entered into an amendment to the Wells Fargo Credit Agreement. Pursuant to the amendment, the lenders waived the event of default and the default rate of interest ceased being applicable as of December 6, 2022.

The amendment furthermore reduced the maximum amount available under the Wells Fargo Credit Facility from $175 million to $60 million, and also reduced the availability of funds under the credit facility from an advance rate of between 80% and 85% of the value of eligible receivables to an advance rate of 50% of the value of eligible receivables, and changed the maturity date of the Wells Fargo Credit Facility from November 5, 2024 to May 31, 2023. The Company incurred overall costs associated with the restructuring in the amount of $0.3 million.

As of March 31, 2023, the Company had aggregate outstanding indebtedness, net of debt issuance costs, under the Credit Facility of $29.1 million, compared to $54.8 million outstanding under the Wells Fargo Credit Facility as of March 31, 2022.

Future maturities of debt as of March 31, 2023 are as follows:

(in thousands)
Year Ended March 31,
2024	$-
2025	29,100
$29,100

On May 27, 2020, the Company obtained a loan in the amount of $3.2 million from a bank in connection with the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (the “PPP Loan”). Pursuant to the Paycheck Protection Program, all or a portion of the PPP Loan may be forgiven if the Company used the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the proceeds of the PPP Loan for payroll costs and other covered expenses and sought full forgiveness of the PPP Loan. The Company submitted a forgiveness application to Fifth Third Bank, the lender, on December 7, 2020 and submitted supplemental documentation on January 16, 2021. On December 27, 2021 SBA informed the Company that no forgiveness was granted. The Company filed an appeal with SBA on January 5, 2022. On May 6, 2022 the Office of Hearing and Appeals SBA (OHA) rendered a decision to deny the appeal. The Company subsequently repaid the outstanding principal of $3.2 million plus accrued and unpaid interest of $65 thousand on May 23, 2022.

6. Fair Value Disclosures

In fiscal year 2023 the Company initiated certain equity investments. The Company defined these equity investments as trading securities for which the changes in fair value were immediately recognized through net income in each quarter, respectively. The Company sold all equity investments as of March 31, 2023, all gains were recognized in the Consolidated Statements of Income, for the year ended March 31, 2023.

The carrying value of cash, repossessed assets, the Credit Facility, and note payable approximates fair value.

Based on current market conditions, any new or renewed credit facility would contain pricing that approximates the Company’s current Credit Facility. Based on these market conditions, the fair value of the Credit Facility as of March 31, 2023 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on SOFR pricing options. Similarly, the fair value for the note payable as of March 31, 2023 was equal to the book value. The interest rate for the note payable was 1%.

Level 1 is used for assets and liabilities that have a regular mark to market mechanism for setting a fair market value. These assets are considered to have readily observable, transparent prices and therefore a reliable, fair market value. Management has determined this level to be most appropriate for cash and the note payable.

Level 2 is used for assets and liabilities that do not have regular market pricing, but whose fair value can be determined based on other data values or market pricing. Management has determined that this level is not appropriate for any of the Company's assets and liabilities.

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Management has determined that this level to be most appropriate for finance receivables, repossessed assets, and the Credit Facility shown in the table below.

	Fair Value Measurement Using (In thousands)			Fair	Carrying
Description	Level 1	Level 2	Level 3	Value	Value
Cash:
March 31, 2023	$454	$—	$—	$454	$454
March 31, 2022	$4,775	$—	$—	$4,775	$4,775
Finance receivables:
March 31, 2023	$—	$—	$105,971	$105,971	$106,919
March 31, 2022	$—	$—	$168,600	$168,600	$168,600
Repossessed assets:
March 31, 2023	$—	$—	$1,491	$1,491	$1,491
March 31, 2022	$—	$—	$658	$658	$658
Credit facility:
March 31, 2023	$—	$—	$29,100	$29,100	$29,100
March 31, 2022	$—	$—	$55,000	$55,000	$55,000
Note payable:
March 31, 2023	$—	$—	$—	$—	$—
March 31, 2022	$3,244	$—	$—	$3,244	$3,244

7. Income Taxes

Income tax expense consists of the following for the years ended March 31:

	(In thousands)
	2023	2022
Current:
Federal	$22	$116
State	10	35
Total current	32	151
Deferred:
Federal	708	800
State	677	97
Total deferred	1,385	897
Income tax expense	$1,417	$1,048

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	(In thousands)
Deferred Tax Assets	2023	2022
Allowance for credit losses not currently deductible for tax purposes	$4,538	$900
Share-based compensation	20	79
Federal and state net operating loss carryforwards	4,812	507
Right of use liability	43	1,094
Other items	87	175
Valuation Allowance	(9,457)	-
Total deferred tax assets	43	2,755

Deferred tax liabilities
Right of use asset	43	1,062
Other items	-	308
Total deferred tax liabilities	43	1,370
Deferred income taxes	$-	$1,385

Income tax expense reflects an effective U.S. tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	2023	2022
Income tax (benefit) expense at Federal statutory rate	$(6,838)	$855
Increase (decrease) resulting from:
Change in Valuation Allowance	9,457	-
State income taxes, net of Federal benefit	(1,207)	142
Other	5	51
Income tax expense	$1,417	$1,048

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of negative evidence evaluated was the cumulative pre-tax loss over the three-year period ended March 31, 2023. As of March 31, 2023, a full valuation allowance was recorded against the Company’s net deferred tax asset. The federal net operating loss ("NOL") generated for the year ended March 31, 2023 will carryforward indefinitely. Generally, state NOLs begin to expire March 31, 2039.

The Company considers the earnings of the Company’s U.S. subsidiaries to be indefinitely invested outside Canada on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability related to the Canadian income taxes and U.S. withholding taxes on approximately $121.0 million of undistributed earnings of the U.S. subsidiaries indefinitely invested outside Canada. If the Company decided to repatriate the U.S. earnings, it would need to adjust its income tax provision in the period the Company determined that the earnings will no longer be indefinitely invested outside of Canada.

8. Leases

The Company leases its corporate headquarters and branch office facilities. The Company’s headquarter is located in Clearwater, Florida. The current lease relating to this space was entered into effective February 1, 2023 and expires on January 31, 2026. The Company’s central business operations hub is located in Rock Hill, South Carolina. The current lease relating to this space was entered into effective March 20, 2023 and expires on March 19, 2026. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on a rate or index that may change after the commencement date, other than the passage of time.

As of March 31, 2023, the Company has closed each of its 47 branch offices located in Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin.

The Company’s lease liability was $0.2 million as of March 31, 2023 and $4.4 million as of March 31, 2022. The liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. The right of use asset was $0.2 million as of March 31, 2023 and $4.3 million as of March 31, 2022.

The Company combines lease and non-lease components for its real estate leases in calculating the present value of the fixed payments. Future minimum lease payments under non-cancellable operating leases in effect as of March 31, 2023, are as follows:

in thousands
2024	$65
2025	67
2026	61
Thereafter	—
Total future minimum lease payments	193
Present value adjustment	(17)
Operating lease liability	$176

The following table reports information about the Company’s lease cost for the twelve months ended March 31:

	(In thousands)
	2023	2022
Lease cost:
Operating lease cost	$1,425	$1,736
Variable lease cost	297	347
Total lease cost	$1,722	$2,083

The following table reports other information about the Company’s leases for the twelve months ended March 31:

	(In thousands)
	2023	2022
Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,663	$1,591
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,763	$1,388

The following table reports other information about the Company’s leases as of March 31:

	2023	2022
Weighted Average Lease Term - Operating Leases	3.0 years	3.9 years
Weighted Average Discount Rate - Operating Leases	6.50%	6.50%

Rent expense for the fiscal years ended March 31, 2023 and 2022 was approximately $1.8 million and $2.1 million, respectively. For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use ("ROU") assets and lease obligations for its operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. The Company uses its effective annual interest rate as the discount rate when evaluating leases under Topic 842.

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

Option awards previously granted to employees and directors under the 2006 Plan generally vested ratably based on service over a five- and three-year period, respectively, and generally have a contractual term of ten years. Vesting and contractual terms for option awards under the 2015 Plan are essentially the same as those of the 2006 Plan. Restricted stock awards generally cliff vest over a three-year period based on service conditions. Vesting of performance units generally does not commence until the attainment of Company-wide performance goals including annual revenue growth and operating income targets. There are no post-vesting restrictions for share awards.

The Company funds share awards from authorized but unissued shares and does not purchase shares to fulfill its obligations under the Equity Plans. Cash dividends, if any, are not paid on unvested performance units or unexercised options but are paid on unvested restricted stock awards.

The Company did not grant any options during the years ended March 31, 2023 or 2022.

A summary of option activity under the Equity Plans as of March 31, 2023, and changes during the year, are presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2022	37	$11.85	1.45	$-
Granted	—	—
Exercised	—	—
Forfeited	(27)	11.54
Outstanding at March 31, 2023	10	$12.68	0.80	$-
Exercisable at March 31, 2023	10	$12.68	0.80	$-

During the fiscal year ended March 31, 2023, no options were exercised. During the same period, options to purchase approximately 27 thousand shares were forfeited at an exercise price of $11.54 per share.

During the fiscal year ended March 31, 2022, options to purchase approximately 2,500 shares were exercised. During the same period, options to purchase approximately 16,100 shares were forfeited at exercise prices ranging from $10.96 to $12.95 per share.

Cash received from options exercised during the fiscal years ended March 31, 2023 and 2022 totaled approximately $0 and $0, respectively. As of March 31, 2023, the Company had no unrecognized compensation related to options grants. For the fiscal years ended, March 31, 2023 and March 31, 2022, the Company had approximately $0 and $0, respectively, of total unrecognized compensation cost related to options granted.

A summary of the status of the Company’s non-vested restricted shares under the Equity Plan as of March 31, 2023, and changes during the year then ended is presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2022	37	$10.26	0.92	$377
Granted	11	8.84
Vested	(8)	12.01
Forfeited	(28)	9.75
Non-vested at March 31, 2023	12	$8.97	0.51	$74

The Company awarded approximately 11,000 restricted shares during the fiscal year ended March 31, 2023. There are no performance shares included within the 11,000 restricted shares granted that resulted from the Company meeting a performance threshold. During the same period there were approximately 28,000 restricted shares forfeited. The Company accounts for forfeitures when they occur. For any vesting tranche of an award, the cumulative amount of compensation cost recognized is at least equal to the portion of the grant‑date value of the award tranche that is actually vested at that date.

As of March 31, 2023, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested restricted share awards granted under the Equity Plans. That cost is expected to be recognized over a weighted-average period of approximately 0.51 years.

10. Employee Benefit Plan

The Company has a 401(k)-retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company made a discretionary matching employee contribution for $88 thousand for the year ended March 31, 2023.

11. Commitments and Contingencies

The Company is involved in certain claims and legal proceedings in the normal course of business of which one, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

Specifically, the Company has been sued together with several other defendants, in a lawsuit styled: Nicholas Financial, Inc. v. Jeremiah Gross, No. 21CY-CV02148-01, 7th Judicial Circuit, Clay County, Missouri. On March 9, 2021 the Company filed suit against Jeremiah Gross for a deficiency balance owed to the Company following the 2018 surrender and sale of his motor vehicle which secured a loan from the Company. On April 22, 2021 a default judgment for $7,984.18 was entered against Mr. Gross. On December 22, 2021 Mr. Gross filed a motion to set aside the default judgment. The Court granted his motion on March 23, 2022. In his answer he asserted a class-action counterclaim against the Company seeking to represent a nationwide class of the Company’s customers who received allegedly deficient notices regarding the sale of their vehicles and whose vehicles were recovered and sold by the Company, and on behalf of Missouri customers who received allegedly deficient notices from the Company regarding the sale of their recovered vehicles and the calculation of the deficiency owed the Company. The

Company filed its answer to the counterclaim on May 13, 2022. On September 9, 2022 the Company filed a motion for summary judgment as to all counts of the counterclaim and the Company's claim against Mr. Gross. The motion was argued on February 16, 2023. On March 27, 2023 the Court entered an order granting the motion in part and denying the motion in part. The Court found in favor of the Company as to the counterclaim regarding presale notices and prejudgment interest, and in Mr. Gross’s favor for the counterclaim as to post-sale notices. The Court denied the Company’s motion for summary judgment as to its claim for a deficiency against Mr. Gross. The remaining claim relates to post-sale notices sent to Missouri customers. The Company’s insurer has accepted the defense of this litigation under a reservation of rights.

12. Restructuring Activities

On July 18, 2022, the Company announced its plan to close eleven branches and a consolidate its workforce, impacting approximately 44 employees.

The Company then announced on a Form 8-K filed on November 3, 2022 a change in its operating strategy and restructuring plan with the goal of reducing operating expenses and freeing up capital. As part of this plan, the Company shifted from a decentralized business model to a regionalized business model and entered into a loan servicing agreement with Westlake Portfolio Management, LLC ("WPM").

While the Company intends to continue Contract purchase and origination activities, albeit on a much smaller scale, its servicing, collections and recovery operations will be outsourced to WPM. The Company has ceased originations of Direct Loans.

As part of this restructuring plan, the Company announced the closure of its branches and will continue operating from its corporate headquarters in Clearwater, Florida and its central business operational hub in Charlotte, North Carolina. Consistent with this significant reduction in footprint, the Company reduced its workforce to approximately 16 employees as of March 31, 2023.

The Company anticipates that execution of its evolving restructuring plan will free up capital and permit the Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business. The overall timeframe and structure of the Company’s restructuring remains uncertain.

Costs related to the restructuring plan are summarized as follows:

	(In thousands)
	Total Cost Estimated	Incurred to Date	Remaining cost
Branch Closures	$3,203	$3,203	$-
Severance	570	570	-
Cease-use of contractual services	749	749	-
Professional fees	260	260	-
Other	26	17	9
Total restructuring cost	$4,808	$4,799	$9

13. Stock Plans

In May 2019, the Company’s Board of Directors (“Board”) authorized a stock repurchase program allowing for the repurchase of up to $8.0 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately.

The timing and actual number of shares will depend on a variety of factors, including stock price, corporate and regulatory requirements and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

In August 2019, the Company’s Board authorized an additional repurchase of up to $1.0 million of the Company’s outstanding shares.

The table below summarizes treasury share transactions under the Company’s stock repurchase program.

	Twelve months ended March 31, (In thousands)
	2023		2022
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,127	$(74,405)	4,945	$(72,343)
Treasury shares purchased	241	(2,389)	182	(2,062)
Treasury shares at the end of period	5,368	$(76,794)	5,127	$(74,405)

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2023. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fiscal year ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the following:

In connection with its restructuring and change in operating strategy, the Company has outsourced its servicing, collection and recovery operations to a third party (Westlake) and has reduced its full-time financial reporting, accounting, compliance, and clerical personnel from 23 to 3 employees, including its Chief Financial Officer. The outsourcing of servicing, collection and recovery operations affects the initiation, authorization, recording, processing and/or reporting of transactions in the Company’s financial statements.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The relevant information to be set forth in the definitive Proxy Statement and Information Circular for the 2023 Annual General Meeting of Shareholders of the Company (the “Proxy Statement”), is incorporated herein by reference.

Code of Ethics - The Company has adopted a written code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions. A copy of the code of ethics is posted on the Company’s web site at www.nicholasfinancial.com. Anyone who wishes to receive a written copy of the code of ethics may receive one without charge by submitting a request in writing to Corporate Secretary, Nicholas Financial, Inc., 26133 US HWY 19 North, Suite 300, Clearwater, Florida 33763. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the code of ethics by posting such information on the Company’s web site at www.nicholasfinancial.com. The Company is not including the information contained on or available through its web site as a part of, or incorporating such information by reference into, this Report.

Item 11. Executive Compensation, Compensation Interlocks and Insider Participation

The relevant information to be set forth in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2023, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except exercise price)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	10	$12.68	662
Equity Compensation Plans Not Approved by Security Holders	-	Not Applicable	-
TOTAL	10	$12.68	662

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

(3)
Exhibits

Exhibit No.	Description

3.1	Articles of Nicholas Financial, Inc. (1)

3.2	Notice of Articles of Nicholas Financial, Inc. (2)

4.1	Form of Common Stock Certificate (3)

4.2	Description of the Registrant’s Securities (4)

10.1	Loan and Security Agreement, dated as of January 18, 2023, by and between Westlake Capital Finance, LLC, as lender, and Nicholas Financial, Inc. and Nicholas Data Services, Inc., as borrowers (5)

10.2	Purchase and Sale Agreement, dated December 11, 2019, by and between Platinum Auto Finance of Tampa Bay, LLC (6)

10.3	Purchase and Sale Agreement, dated January 30, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC (7)

10.4	Purchase and Sale Agreement, dated February 20, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC (8)

10.5	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (9) *

10.6	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award (10) *

10.7	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award (11) *

10.8	Form of Nicholas Financial, Inc 2015 Omnibus Incentive Plan Performance Share Award (12) *

10.9	Employment Agreement between the Company and Michael Rost, dated as of September 14, 2022 (13) *

10.10	Employment Agreement between the Company and Irina Nashtatik, dated as of July 21, 2022 (14) *

10.11	Separation and General Release Agreement between the Company and Douglas W. Marohn, dated as of May 9, 2022 (16)*

10.12	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (17)

21	Subsidiaries of Nicholas Financial, Inc.

23.1	Consent of FORVIS, LLP

23.2	Consent of RSM, LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

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
(5)
Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, as filed with the SEC on February 14, 2023.
(6)
Incorporated by reference to Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
(7)
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
(10)
Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(11)
Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(12)
Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
(13)
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2022, as filed with the SEC on July 22, 2016.
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

Item16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: June 27, 2023	By:	/s/ Michael Rost
Michael Rost
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

Signature	Title	Date

/s/ Michael Rost	Chief Executive Officer (Principal Executive Officer)	June 27, 2023
Michael Rost

/s/ Irina Nashtatik	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2023
Irina Nashtatik

/s/ Jeffrey C. Royal	Chairman of the Board of Directors	June 27, 2023
Jeffrey C. Royal

/s/ Mark Hutchins	Director	June 27, 2023
Mark Hutchins

/s/ Adam K. Peterson	Director	June 27, 2023
Adam K. Peterson

/s/ Jeremy Q. Zhu	Director	June 27, 2023
Jeremy Q. Zhu

/s/ Brendan Keating	Director	June 27, 2023
Brendan Keating