Form 10-Q
period 2023-06-30
NICHOLAS FINANCIAL INC
filed 2023-08-16
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of August 14, 2023, approximately 12.7 million common shares, no par value, of the Registrant were outstanding (of which 5.4 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.3 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2023 (Unaudited)	March 31, 2023
Assets
Cash	$678	$454
Finance receivables, net of unearned discounts and fees and accrued interest receivable	109,213	124,315
Less: Allowance for credit losses	(15,359)	(17,396)
Finance receivables, net	93,854	106,919
Repossessed assets	1,953	1,491
Prepaid expenses and other assets	613	316
Income taxes receivable	801	946
Property and equipment, net	206	222
Total assets	$98,105	$110,348
Liabilities and shareholders’ equity
Line of credit, net of debt issuance costs	$15,109	$28,936
Accounts payable, accrued expenses, and other liabilities	1,815	1,603
Total liabilities	16,924	30,539
Commitments and contingencies (see Note 9)
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,658 shares issued, 7,289 shares outstanding	35,249	35,223
Treasury stock: 5,368 common shares, at cost	(76,794)	(76,794)
Retained earnings	122,726	121,380
Total shareholders’ equity	81,181	79,809
Total liabilities and shareholders’ equity	$98,105	$110,348

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2023	2022
Revenue:
Interest and fee income on finance receivables	$7,083	$12,064
Unrealized losses on equity investments	—	(787)
Total revenue:	7,083	11,277
Expenses:
Marketing	30	584
Administrative	4,185	8,760
Provision for credit losses	645	3,644
Depreciation and amortization of intangibles	22	125
Interest expense	500	568
Total expenses	5,382	13,681
Income (loss) before income taxes	1,701	(2,404)
Income tax expense (benefit)	145	(627)
Net income (loss)	$1,556	$(1,777)
Earnings (loss) earnings per share:
Basic	$0.21	$(0.24)
Diluted	$0.21	$(0.24)

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2023
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2023	7,289	$35,223	$(76,794)	$121,380	$79,809
Cumulative effect of adoption of ASU 2016-13, net of tax	—	—	—	(210)	(210)
Share-based compensation	—	26	—	—	26
Treasury stock	—	—	—	—	—
Net Income	—	—	—	1,556	1,556
Balance at June 30, 2023	7,289	$35,249	$(76,794)	$122,726	$81,181

	Three Months Ended June 30, 2022
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2022	7,546	$35,292	$(74,405)	$155,499	$116,386
Forfeitures	(28)	(174)	—	—	(174)
Share-based compensation	—	25	—	—	25
Treasury stock	(205)	—	(2,138)	—	(2,138)
Net loss	—	—	—	(1,777)	(1,777)
Balance at June 30, 2022	7,313	$35,143	$(76,543)	$153,722	$112,322

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,556	$(1,777)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization of intangibles	22	125
Amortization of debt issuance costs	23	18
Amortization of operating of lease right-of-use assets	8	379
Loss (gain) on disposal of property and equipment	7	(79)
Unrealized loss on equity investments	—	787
Provision for credit losses	645	3,644
Amortization of dealer discounts	(905)	(1,567)
Amortization of insurance and fee commissions	(548)	(511)
Accretion of purchase price discount	(28)	(41)
Deferred income taxes	—	(341)
Principal reduction on operating lease liabilities	(8)	(445)
Share-based compensation	26	25
Changes in operating assets and liabilities:
Repossessed assets	—	(330)
Accrued interest receivable	311	(173)
Prepaid expenses and other assets	(305)	(102)
Accounts payable, accrued expenses, and other liabilities	220	(674)
Income taxes receivable	145	(299)
Net cash provided by (used in) operating activities	1,169	(1,361)
Cash flows from investing activities:
Purchase and origination of finance receivables	(2,720)	(30,569)
Principal payments received and proceeds from repossessed assets	15,638	28,438
Purchases of equity investments	—	(7,236)
Payments for property and equipment	(13)	(33)
Proceeds from the disposal property and equipment	—	93
Net cash provided by (used in) investing activities	12,905	(9,307)
Cash flows from financing activities:
Repayments on credit facilities	(13,850)	(2,500)
Proceeds from credit facilities	—	17,500
Repayment of PPP Loan	—	(3,244)
Cancellations of restricted stock awards	—	(174)
Repurchases of treasury stock	—	(2,138)
Net cash (used in) provided by financing activities	(13,850)	9,444
Net increase (decrease) in cash	224	(1,224)
Cash at the beginning of period	454	4,775
Cash the end of period	$678	$3,551
Supplemental disclosure of cash flow information:
Interest paid	$567	$546
Income taxes paid	—	12
Leased assets obtained in exchange for new operating lease liabilities	—	59
Supplemental schedule of noncash financing activities:
Cancellations of restricted stock awards	—	(174)

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada” or the Company) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying condensed consolidated balance sheet as of June 30, 2023, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 as filed with the Securities and Exchange Commission on June 27, 2023. The March 31, 2023 consolidated balance sheet included herein has been derived from the March 31, 2023 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

Reclassifications

In certain instances, amounts reported in the prior year financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported net income (loss).

Note 2. Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standard Board (FASB) issued the Accounting Standard Update (ASU) 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses.

The Company adopted this standard effective April 1, 2023. The initial impact of adoption was a $0.2 million decrease to retained earnings ($0.2 million increase to the allowance for credit losses (ACL)). As of April 1, 2023, there is a full valuation allowance recorded against the deferred tax assets (DTA). Therefore, a net increase of $0.1 million recorded to the DTA was offset by an increase of the same amount to the valuation allowance. The ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a customer results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a customer experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. This ASU became effective for us on April 1, 2023. We adopted this guidance in the first quarter of fiscal 2024 using the modified retrospective method. Adoption of this standard did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

The Company does not believe there are any other recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s consolidated financial statements.

Note 3. Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. The Company's participating securities are non-vested restricted shares which are not required to share losses, and accordingly, are not allocated losses in periods of net loss. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock compensation awards. For the three months ended June 30, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 10 thousand shares from options to purchase common shares. For the three months ended June 30, 2022, there were no potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive. Earnings per share have been computed based on the following weighted average number of common shares outstanding:

	Three months ended June 30, (In thousands, except per share amounts)
	2023	2022
Numerator
Net income (loss) per consolidated statements of income	$1,556	$(1,777)
Percentage allocated to shareholders *	99.8%	99.9%
Numerator for basic and diluted earnings per share	$1,553	$(1,775)

Denominator
Denominator for Basic earnings per share - weighted-average shares outstanding	7,279	7,464
Dilutive effect of stock options	—	—
Denominator for diluted earnings per share	7,279	7,464

Per share income (loss) from continuing operations
Basic	$0.21	$(0.24)
Diluted	0.21	(0.24)

* Basic weighted-average shares outstanding	7,279	7,464
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,291	7,473
Percentage allocated to shareholders	99.8%	99.9%

Note 4. Finance Receivables

Finance Receivables Portfolio, net

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	June 30, 2023	March 31, 2023
Finance receivables	$112,244	$128,170
Accrued interest receivable	1,621	1,932
Unearned dealer discounts	(3,487)	(4,286)
Unearned insurance commissions and fees	(1,111)	(1,419)
Unearned purchase price discount	(54)	(82)
Finance receivables, net of unearned discounts and fees and accrued interest receivable	109,213	124,315
Allowance for credit losses	(15,359)	(17,396)
Finance receivables, net	$93,854	$106,919

Contracts and Direct Loans each comprise a portfolio segment which consists of groups of loans sharing common risk factors. The following tables present selected information on the entire portfolio of the Company:

	As of June 30,	As of March 31,
Contract Portfolio	2023	2023
Average APR	22.8%	22.8%
Average discount	6.5%	6.8%
Average term (months)	49	49
Number of active contracts	12,769	14,081

	As of June 30,	As of March 31,
Direct Loan Portfolio	2023	2023
Average APR	28.8%	29.1%
Average term (months)	29	28
Number of active contracts	4,558	5,322

Allowance for Credit Losses (ACL)

The ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows of finance receivables. Provisions for credit losses are recorded in amounts sufficient to maintain an ACL at an adequate level to provide for estimated losses over the lives of the finance receivables. Portfolio segments are comprised of homogeneous loans sharing common risk factors. Accordingly, loans are not individually evaluated for collectability. Consistent with the application during prior reporting years, the Company continues charging credit losses against the allowance when the account reaches 120 days contractually delinquent and any recoveries on finance receivables previously charged to the ACL are credited to the ACL when collected.

The Company uses a Discounted Cash Flow (DCF) model to forecast expected credit losses. Historical information about losses generally provides a basis for the estimate of expected credit losses. The Company has utilized its own historical data as well as its peer group companies' data from FFIEC Call Report filings. This data has been used to produce regression analyses designed to quantify the impact of reasonable and supportable forecasts in projective models.

The Company also considers the need to adjust historical information to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature. The Company considers changes in international, national, regional and local conditions, changes in the volume and severity of past due loans, portfolio bankruptcy trends, maturity terms extensions, changes in the value of underlying collateral for collateral dependent loans, the effect of other external factors, such as competition, legal and regulatory requirements on the level of estimated credit losses, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, changes in the nature and volume of the portfolio and terms of loans, changes in the quality of the loan review system, changes in the experience, depth, and ability of lending management, and reasonable and supportable economic forecasts, which cover the lives of the finance receivables.

The Company discounts expected cash flows at the financial asset’s effective interest rate. The effective interest rate is defined in the ASC 326 as the contractual interest rate adjusted for any net deferred fees or costs, premium, or discount existing at the origination or acquisition of the financial assets. For the Company, this is calculated using prepayment adjusted contractual cash flows relative to the amortized cost. The Company also considers prepayment and curtailment effects in calculation of its effective interest rate.

According to ASC 326-20-30-9, estimating expected credit losses is highly judgmental and requires to produce reasonable and supportable forecasts of expected credit losses. The Company has elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor as permitted in ASC 326-20-30-9. Based on the final values in the forecast and the uncertainty of a post-pandemic recovery, management has elected to revert over four quarters. The Company also uses information provided by the FOMC to obtain various forecasts for unemployment rate and gross domestic product, as well as other economic factors that are considered as part of its ACL calculations.

The Company elected not to measure an allowance on accrued interest which included as a component of amortized cost and limited to performing accounts, defined as an account that is less than 61 days past due. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 61 days or more, or the collateral is repossessed, whichever is earlier. Consistent with the application in the prior reporting periods, the Company continue timely reversing the accrual of interest income when the loan is contractually delinquent 61 days or more. All of these such accounts are accounted for in the calculation for allowance for credit losses.

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

Prior to adoption of ASU 2016-13 the Company was periodically evaluating composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and the adequacy of the allowance for credit losses. Management utilized significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. This approach aligned with the Company’s lending policies and underwriting standards. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio.

The Company used a trailing twelve-month net charge-off as a percentage of average finance receivables, and applied this percentage to ending finance receivables to estimate probable credit losses. This approach reflected the current trends of incurred losses within the portfolio and closely aligns the allowance for credit losses with the portfolio’s performance indicators. Estimating the allowance for credit losses using the trailing twelve-month charge-off analysis reflected portfolio performance adjusted for seasonality. Management evaluated qualitative factors to support its allowance for credit losses. The Company examined the impact of macro-economic factors, such as year-over-year inflation, as well as portfolio performance characteristics, such as changes in the value of underlying collateral, level of nonperforming accounts, delinquency trends, and accounts with extended terms.

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30, 2023
	Contracts	Direct Loans	Total
Balance at beginning of period, prior to adoption of ASU 2016-13	$16,265	$1,131	$17,396
Impact of adoption of ASU 2016-13	(562)	772	210
Provision for credit losses	596	49	645
Charge-offs	(4,656)	(691)	(5,347)
Recoveries	2,221	234	2,455
Balance at June 30, 2023	$13,864	$1,495	$15,359

	Three months ended June 30, 2022
	Contracts	Direct Loans	Total
Balance at beginning of period	$1,961	$988	$2,949
Provision for credit losses	3,102	542	3,644
Charge-offs	(4,045)	(349)	(4,394)
Recoveries	1,442	45	1,487
Balance at June 30, 2022	$2,460	$1,226	$3,686

The following table presents details of the allowance for credit losses segregated by portfolio segment as of June 30, 2023, calculated in accordance with the current expected credit losses methodology (in thousands):

	As of June 30, 2023
	Contracts	Direct Loans	Total
Modeled expected credit losses	$11,437	$1,145	$12,582
Qualitative adjustments	2,427	350	2,777
Total	$13,864	$1,495	$15,359

The following table presents gross charge-offs and recoveries by receivable origination year for total portfolio:

	(In thousands)
	Three months ended June 30, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$—	$—	$—
2023	2,847	685	2,162
2022	1,606	774	832
2021	447	218	229
2020	220	292	(72)
Prior	227	486	(259)
Total	$5,347	$2,455	$2,892

The following table presents gross charge-offs and recoveries by receivable origination year for Contract segment of portfolio:

	(In thousands)
	Three months ended June 30, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$—	$—	$—
2023	2,323	580	1,743
2022	1,447	679	768
2021	441	202	239
2020	218	281	(63)
Prior	227	479	(252)
Total	$4,656	$2,221	$2,435

The following table presents gross charge-offs and recoveries by receivable origination year for Direct segment of portfolio:

	(In thousands)
	Three months ended June 30, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$—	$—	$—
2023	524	105	419
2022	159	95	64
2021	6	16	(10)
2020	2	11	(9)
Prior	-	7	(7)
Total	$691	$234	$457

The following table shows portfolio delinquencies by origination fiscal year as of June 30, 2023:

	(In thousands)
	2024	2023	2022	2021	2020	Prior	Total
Current	$2,682	$31,930	$32,675	$13,056	$5,109	$3,895	$89,347
30-59	12	3,942	4,829	1,648	858	830	12,119
60-89	-	3,743	3,402	1,185	445	413	9,188
90-120	-	517	757	158	76	82	1,590
Total	$2,694	$40,132	$41,663	$16,047	$6,488	$5,220	$112,244

The following table shows Contracts portfolio delinquencies by origination fiscal year as of June 30, 2023:

	(In thousands)
	2024	2023	2022	2021	2020	Prior	Total
Current	$2,682	$25,588	$27,722	$12,627	$5,065	$3,889	$77,573
30-59	12	3,030	4,112	1,620	857	830	10,461
60-89	-	2,764	2,717	1,164	443	413	7,501
90-120	-	378	660	158	76	82	1,354
Total	$2,694	$31,760	$35,211	$15,569	$6,441	$5,214	$96,889

The following table shows Direct loans portfolio delinquencies by origination fiscal year as of June 30, 2023:

	(In thousands)
	2024	2023	2022	2021	2020	Prior	Total
Current	$—	$6,342	$4,953	$429	$44	$6	$11,774
30-59	-	912	717	28	1	-	1,658
60-89	-	979	685	21	2	-	1,687
90-120	-	139	97	-	-	-	236
Total	$-	$8,372	$6,452	$478	$47	$6	$15,355

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	June 30, 2023			March 31, 2023
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$87,649	$13,392	$101,041	$101,856	$16,926	$118,782
Non-performing accounts	8,676	1,862	10,538	6,972	1,728	8,700
Total	96,325	15,254	111,579	108,828	18,654	127,482
Chapter 13 bankruptcy accounts	564	101	665	590	98	688
Finance receivables	$96,889	$15,355	$112,244	$109,418	$18,752	$128,170

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

In certain circumstances, the Company will grant obligors one-month payment extensions. The only modification of terms in those circumstances is to advance the obligor’s next due date by one month and extend the maturity date of the receivable. There are no other concessions, such as a reduction in interest rate, or forgiveness of principal or of accrued interest. Accordingly, the Company considers such extensions to be insignificant delays in payments.

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

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
June 30, 2023	$96,325	$10,394	$7,425	$1,251	$—	$19,070
		10.79%	7.71%	1.30%	0.00%	19.80%

March 31, 2023	$108,828	$10,083	$3,274	$3,698	$—	$17,055
		9.27%	3.01%	3.40%	0.00%	15.67%

	Direct Loans
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
June 30, 2023	$15,254	$1,646	$1,640	$222	$—	$3,508
		10.79%	10.75%	1.46%	0.00%	23.00%

March 31, 2023	$18,654	$1,448	$654	$1,074	$—	$3,176
		7.76%	3.51%	5.76%	0.00%	17.03%

Note 5. Credit Facility

Westlake Credit Facility

The Credit Agreement contains customary events of default and covenants, including but not limited to financial and operating results around tangible net worth, collateral performance indicator, excess spread ratio. Subject to Company’s compliance with certain terms and conditions, the lender waived its rights and remedies under the Agreement applicable to the excess spread ratio covenant and collateral performance indicator through September 30, 2024.

As of June 30, 2023, the Company had aggregate outstanding indebtedness, net of debt issuance costs, under the Credit Facility of $15.3 million, compared to $70.0 million outstanding under the Wells Fargo Credit Facility as of June 30, 2022.

Future maturities of debt as of June 30, 2023 are as follows:

(in thousands)
FY2024	$15,250
FY2025	—
FY2026	—
$15,250

Note 6. Income Taxes

The Company recorded income tax expense of approximately $0.1 million for the three months ended June 30, 2023 compared to an income tax benefit of approximately $0.6 million for the three months ended June 30, 2022. The Company’s effective tax rate decreased to 8.4% for the three months ended June 30, 2023 from 26.1% for the three months ended June 30, 2022. The lower effective tax rate for the three months ended June 30, 2023 primarily attributable to the establishment of a valuation allowance subsequent to June 30, 2022.

During the quarter ended December 31, 2022, the Company determined there was not sufficient positive evidence of future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The Company does not have any material unrecognized tax benefits as of June 30, 2023.

Note 7. Leases

The Company leases its corporate headquarter and central business operations hub. The Company’s headquarter is located in Clearwater, Florida. The current lease relating to this space was entered into effective February 1, 2023 and expires on January 31, 2026. The Company’s central business operations hub is located in Rock Hill, South Carolina. The current lease relating to this space was entered into effective March 20, 2023 and expires on March 19, 2026. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on a rate or index that may change after the commencement date, other than the passage of time.

The Company’s lease liability was $0.2 million and $0.2 million as of June 30, 2023 and March 31, 2023, respectively. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. These lease liability amounts are included as part of other liabilities on Company's balance sheet. The lease asset was $0.2 million and $0.2 million as of June 30, 2023 and March 31, 2023, respectively. These lease asset amounts are included as part of other assets on Company's balance sheet.

Future minimum lease payments under non-cancellable operating leases in effect as of June 30, 2023, are as follows:

in thousands
FY2024 (remaining nine months)	$49
FY2025	67
FY2026	60
Total future minimum lease payments	176
Present value adjustment	(8)
Operating lease liability	$168

The following table reports information about the Company’s lease cost for the three months ended June 30, 2023 (in thousands):

Lease cost:
Operating lease cost	$16
Variable lease cost	1
Total lease cost	$17

The following table reports information about the Company’s lease cost for the three months ended June 30, 2022 (in thousands):

Lease cost:
Operating lease cost	$458
Variable lease cost	95
Total lease cost	$553

The following table reports other information about the Company’s leases for the three months ended June 30, 2023 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$8
Operating Lease - Operating Cash Flows (Liability Reduction)	$8
Weighted Average Lease Term - Operating Leases	2.7 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the three months ended June 30, 2022 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$445
Operating Lease - Operating Cash Flows (Liability Reduction)	$379
Weighted Average Lease Term - Operating Leases	4.0 years
Weighted Average Discount Rate - Operating Leases	6.5%

Note 8. Fair Value Disclosures

The Company’s financial instruments consist of cash, finance receivables, and the Credit Facility. Each of these financial instruments are not carried at fair value.

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

Repossessed assets, which are not financial instruments, are valued at the lower of the finance receivable balance prior to repossession or the estimated net realizable value of the repossessed asset. The Company estimates the net realizable value using estimated auction wholesale proceeds less costs to sell plus insurance claims outstanding, if any.

Based on current market conditions, the fair value of the Credit Facility as of June 30, 2023 was estimated to be equal to the book value. The interest rate for the Credit Facility is a variable rate based on SOFR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
June 30, 2023	$678	$-	$-	$678	$678
March 31, 2023	$454	$-	$-	$454	$454
Finance receivables:
June 30, 2023	$-	$-	$93,854	$93,854	$93,854
March 31, 2023	$-	$-	$105,971	$105,971	$106,919
Repossessed assets:
June 30, 2023	$-	$-	$1,953	$1,953	$1,953
March 31, 2023	$-	$-	$1,491	$1,491	$1,491
Credit Facility:
June 30, 2023	$-	$-	$15,250	$15,250	$15,250
March 31, 2023	$-	$-	$29,100	$29,100	$29,100

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. There were none at June 30, 2023 and March 31, 2023.

Level 1 is for financial assets and liabilities that have a regular mark to market mechanism for setting a fair market value. These assets and liabilities are considered to have readily observable, transparent prices and therefor a reliable, fair market value. Management has determined that this level to be most appropriate for cash.

Level 2 is for financial assets and liabilities that do not have regular market pricing, but whose fair value can be determined based on other data values or market pricing.

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Management has determined that this level to be most appropriate for the finance receivables, repossessed assets, and Credit Facility.

Note 9. Commitments and Contingencies

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

Note 10. Stock Plans

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

In August 2019, the Company’s Board authorized additional repurchases of up to $1.0 million of the Company’s outstanding shares.

The following table summarizes treasury share transactions under the Company's stock repurchase program:

	Three months ended June 30, (In thousands)		Three months ended June 30, (In thousands)
	2023		2022
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	$(76,794)	5,127	$(74,405)
Treasury shares purchased	-	-	205	(2,138)
Treasury shares at the end of period	5,368	$(76,794)	5,332	$(76,543)

For the three months ended June 30, 2023, the Company did not repurchase any shares of its common stock.

Note 11. Restructuring Activities

Costs related to the Company's previously disclosed restructuring plan are summarized as follows:

	(In thousands)
	Total Cost Estimated	Incurred to Date	Remaining cost
Branch Closures	$3,213	$3,213	$-
Severance	570	570	-
Cease-use of contractual services	779	779	-
Professional fees	323	299	24
Other	26	25	1
Total restructuring cost	$4,911	$4,886	$25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, "forecast", “will”, "would", “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we”, “us”, or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Quarterly Report may include, without limitation statements about (1) the expected benefits, costs and timing of the Company’s restructuring and change in operating strategy, including its servicing arrangement with Westlake Portfolio Management, LLC (collectively with its affiliate Westlake Capital Finance, LLC, “Westlake”) (including without limitation the servicing fees, classified as administrative costs), its loan agreement with Westlake (including without limitation anticipated interest payments thereunder), and its restructuring activities; (2) the availability and use of excess capital (including by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business); (3) the continuing impact of COVID-19 on our customers and our business, (4) projections of revenue, income, and other items relating to our financial position and results of operations, (5) statements of our plans, objectives, strategies, goals and intentions, (6) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (7) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

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
•
the risk that the actual costs of the restructuring activities in connection with the consolidation of workforce and closure of offices exceed the Company’s estimates or that such activities are not completed on a timely basis;
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

Although the Company no longer employs the branch-based model, it remains committed to its core product of financing primary transportation to and from work for the subprime borrower through the local independent automobile dealership. The Company's strategy includes risk-based pricing (rate, yield, advance, term, collateral value) and a commitment to the underwriting discipline required for optimal portfolio performance. The Company’s principal goals are to increase its profitability and its long-term shareholder value. During fiscal 2023, the Company focused on the following items:

•restructuring the Company’s business by downsizing and streamlining operations and reducing expenses;

•outsourcing servicing, collections and recovery operations;

•discontinuing our local branch model in favor of a regionalized business model;

•optimizing our technology to better fit the Company’s restructured operations; and

•terminating our live checks program for prospective new customers

In fiscal 2023, the Company also restructured and consolidated its operations by closing all of its brick and mortar branch locations in 18 states — Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin. As a result, as of June 30, 2023, the Company only had two offices in two states – its headquarters in Florida and its central business operations hub in North Carolina, and the Company expects to focus its business operations in the foreseeable future in seven states — Florida, Georgia, Ohio, Kentucky, Indiana, North Carolina, and South Carolina.

Although the Company had been licensed to provide Direct Loans in 14 states — Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee during fiscal 2023 the Company has cancelled, not renewed, or otherwise terminated all of such Direct Loan licenses.

Consequently, the Company has not originated any new Direct Loans since the end of the third quarter of fiscal 2023 and the Company does not intend to originate any new Direct Loans going forward. However, the Company expects its third-party service provider to continue to service the Company’s existing Direct Loans. The Company’s total Direct Loans portfolio comprises approximately 14% of its total portfolio, and the Company expects its total Direct Loans portfolio to be reduced over time as such Direct Loans are paid off for otherwise liquidated until there are no Direct Loans in the Company’s portfolio, which at the current rate of such activity is expected to occur sometime during the fiscal year ending March 31, 2027.

Following the restructuring and consolidation of the Company’s operations, the Company does not expect to expand in either its current markets or any new markets.

Restructuring Activities

The closing of branches and consolidation of the workforce pursuant to the restructuring plan were substantially completed by March 31, 2023. The Company recorded the majority of lease terminations and employee-related charges in the second half of Fiscal Year 2023. The Company expects significant annual operating cost savings to substantially exceed the upfront costs associated with the restructuring.

Westlake Loan Agreement

On January 18, 2023, the Company, through its subsidiaries, entered into a Loan and Security Agreement (the “Loan Agreement”) with Westlake, pursuant to which Westlake is providing the Company a senior secured revolving credit facility in the principal amount of up to $50 million (the “Credit Facility”).

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

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, and sales of assets. The Loan Agreement also requires the Company to maintain (i) a minimum tangible net worth equal to the lower of $40 million and an amount equal to 60% of the outstanding balance of the Credit Facility and (ii) an excess spread ratio of no less than 8.0%. Pursuant to the Loan Agreement, the Company granted a security interest in substantially all of their assets as collateral for their obligations under the Credit Facility. If an event of default occurs, Westlake could increase borrowing costs, restrict the Company's ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Loan Agreement or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders. Subject to Company’s compliance with certain terms and conditions, the lender waived its rights and remedies under the Agreement applicable to the excess spread ratio covenant and collateral performance indicator through September 30, 2024.

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

Critical Accounting Estimates

The Company’s critical accounting estimate (i.e., that involves a significant level of estimation uncertainty and has or is reasonably likely to have a material impact on the Company’s financial condition or results of operations) relates to the allowance for credit losses, which reflects the difference between the amortized cost basis and the present value of the expected cash flows of finance receivables.

There has been one change in our critical accounting policies from those disclosed in our Annual Report on 2023 Form 10-K related the Company's adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and -11 in November 2019, ASU 2020-02 in February 2020 and ASU 2022-02 in March 2022.

Allowance for Credit Losses (ACL)

The Company adopted ASU 2016-13 for measurement of current expected credit losses on April 1, 2023. An impairment model required by ASU 2016-13 is not prescriptive in the methodology used to determine the expected credit loss estimate. Therefore, management has flexibility in selecting the methodology. However, the expected credit losses must be estimated over a financial asset's remaining expected life, adjusted for prepayments, utilizing quantitative and qualitative factors. The estimate of current expected credit losses is based on relevant information about past events, current conditions, and reasonable and supportable economic forecasts that affect the collectability of the reported amounts. Historical loss experience is the starting point for estimating expected credit losses. Adjustments are made to historical loss experience to reflect differences in asset-specific risk characteristics, such as underwriting standards, portfolio mix or asset terms, and differences in economic conditions - both current conditions and reasonable and supportable forecasts. When the Company is not able to make or obtain reasonable and supportable forecasts for the entire life of the financial asset, it has estimated expected credit losses for the remaining life after the forecasted period using an approach that reverts to historical credit loss information.

The Company selected a discounted cash flow (DCF) model to estimate its base allowance for credit losses. Management has elected to use this approach after analysis and consideration. Below are a few of the key decision points that contributed to the election:

•
DCF models, being periodic in nature, allow for effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner.
•
The analysis aligns well with other calculations/actions outside the ACL estimation, which will mitigate model risk in other areas and allow for symmetrical application. For example, fair value (exit price notion), profitability analysis, internal rate of return calculations, stress testing, and other forms of cash flow analysis.
•
Peer data is available for certain inputs, such as probability of default and loss given default if first-party data is not available or meaningful. This is made possible by the periodic nature of the model.

DCF methodologies work properly with an amortizing approach. In order to estimate expected credit losses using methods that project future principal and interest cash flows (that is, a discounted cash flow method), the Company discounts expected cash flows at the financial asset’s effective interest rate. When a discounted cash flow method is applied, the allowance for credit losses must reflect the difference between the amortized cost basis and the present value of the expected cash flows.

The Company applies historical loss experience to forecast expected credit losses. Historical information about losses generally provides a basis for the estimate of expected credit losses. The Company also considers the need to adjust historical information to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature.

Reasonable and supportable macroeconomic forecasts are required for the Company’s ACL model. The Company reviews macroeconomic forecasts to use in its ACL. The projected change in creditworthiness is modeled using information provided by FOMC, such as unemployment rate and GDP. The Company adjusts the historical loss experience by relevant qualitative factors for these expectations.

As loans receivable are originated, provisions for credit losses are recorded in amounts sufficient to maintain an ACL at an adequate level to provide for estimated losses over the remaining expected life of the finance receivables. The Company uses its historical loss experience and macroeconomic factors to forecast expected credit losses.

While the Company utilizes a systematic methodology in determining its allowance, the allowance is based on estimates, and ultimate losses may vary from current estimates. The estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known.

After adoption, all changes in the ACL, net of charge-offs and recoveries, are recorded as “Provision for credit losses” in the unaudited Condensed Consolidated Statements of Income (Loss).

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

For the three months ended June 30, 2023, the dilutive earnings per share were $0.21 as compared to dilutive loss per share of $0.24 for the three months ended June 30, 2022. Net income was $1.6 million for the three months ended June 30, 2023 as compared to net loss of $1.8 million for the three months ended June 30, 2022. Interest and fee income on finance receivables decreased 41.3% to $7.1 million for the three months ended June 30, 2023 as compared to $12.1 million for the three months ended June 30, 2022. Provision for credit losses decreased 82.3% to $0.6 million for the three months ended June 30, 2023 as compared to $3.6 million for the three months ended June 30, 2022.

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

	Three months ended June 30, (In thousands)
	2023	2022
Portfolio Summary
Average finance receivables (1)	$120,773	$179,455
Average indebtedness (2)	$22,078	$60,829
Interest and fee income on finance receivables	$7,083	$12,064
Interest expense	500	568
Net interest and fee income on finance receivables	$6,583	$11,496
Gross portfolio yield (3)	23.46%	26.89%
Interest expense as a percentage of average finance receivables	1.66%	1.27%
Provision for credit losses as a percentage of average finance receivables	2.14%	8.12%
Net portfolio yield (3)	19.67%	17.50%
Operating expenses as a percentage of average finance receivables (4)	14.03%	21.11%
Pre-tax yield as a percentage of average finance receivables (5)	5.64%	(3.61)%
Net charge-off percentage (6)	9.58%	6.48%
Finance receivables	$112,242	$180,053
Allowance percentage (7)	13.68%	2.05%
Total reserves percentage (8)	16.84%	5.95%

Note: All income performance indicators expressed as percentages have been annualized.

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
(4)
Operating expenses as presented include restructuring cost of approximately $0.1 million. Operating expenses net of restructuring cost (a non-GAAP financial measure), as a percentage of average finance receivable would have been 13.77% for the three and nine months ended June 30, 2023, respectively.
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

Analysis of Credit Losses

Implementation of ASU 2016-13

We adopted ASU 2016-13 on April 1, 2023, as further described in "Significant Accounting Policies" to the unaudited Condensed Consolidated Financial Statements. Upon implementation of ASU 2016-13, we recognized a decrease to our opening retained earnings balance of approximately $0.2 million, which reflects an increase to the allowance for credit losses (ACL) of approximately $0.2 million.

ASU 2016-13 introduces a new accounting model to measure credit losses for financial assets measured at amortized costs. In contrast to the previous incurred loss model, ASU 2016-13 requires credit losses for financial assets measured at amortized cost to be determined based on the total current expected credit losses over the life of those financial asset or group of assets.

Our process for determining the ACL considers a customer's willingness and ability to pay along with other risk characteristics, including loan size, effective interest rate, loan term, geographic location, expected loss patterns, loan modification programs and other macroeconomic factors. In addition to our quantitative ACL, we also incorporate qualitative adjustments that may relate to risks and changes in current economic conditions that may not be reflected in quantitatively derived results.

Prior to adoption of ASU 2016-13 the Company used a trailing twelve-month charge-off analysis to calculate the allowance for credit losses and took into consideration the composition of the portfolio, current economic conditions, estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and adequacy of the allowance for credit losses. By including recent trends such as delinquency, non-performing assets, and bankruptcy in its determination, management believed that the allowance for credit losses reflected the current trends of incurred losses within the portfolio and was aligned with the portfolio’s performance indicators.

If the allowance for credit losses was determined to be inadequate, then an additional charge to the provision was recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management judgment may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

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

Beginning March 31, 2018, the Company allocated a specific reserve for the Chapter 13 bankruptcy accounts using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $252 thousand for these accounts as of June 30, 2023.

The provision for credit losses decreased to $0.6 million for the three months ended on June 30, 2023, from $3.6 million for the three months ended on June 30, 2022, largely due to adoption of ASU 2016-13. Prior to April 1, 2023, the Company recorded losses based on the trailing twelve-month charge-offs, and applied this calculated percentage to ending finance receivables to calculate estimated probable credit losses for purposes of determining the allowance for credit losses. Upon adoption of ASC 326 on April 1, 2023, expected credit losses were determined by comparing the amortized cost of finance receivables with the present value of the estimated future principal and interest cash flows. The current period provision reflects the change in the difference between the amortized cost basis and the present value of the expected cash flows of finance receivables.

The net charge-off percentage increased to 9.6% for the three months ended on June 30, 2023, from 6.5% for the three months ended on June 30, 2022, primarily driven by increased delinquencies and loan defaults. (See the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage). Management attributes these increased delinquencies and loan defaults primarily to the fact that the beneficial impact of the government’s prior COVID-19-related assistance to the Company’s customers had subsided at a time when those customers began facing increased inflationary pressures affecting their cost of living, and expects that the net charge-off percentage will remain, for the foreseeable future, at levels higher than those experienced in prior years for the same reasons.

The delinquency percentage for Contracts more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2023 was 19.8%, an increase from 9.5% as of June 30, 2022. The delinquency percentage for Direct Loans more than twenty-nine days past due, excluding Chapter 13 bankruptcy accounts, as of June 30, 2023 was 23.0%, an increase from 5.1% as of June 30, 2022. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by market and economic pressure and its adverse impact on consumers.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans.

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 41.3% to $7.1 million for the three months ended June 30, 2023, from $12.1 million for the three months ended June 30, 2022. The decrease was primarily due to a reduction in originations of Contracts and discontinued originating Direct Loans pursuant to its restructuring plan.

The portfolio yield decreased to 23.5% for the three months ended June 30, 2023, compared to 26.9% for the three months ended June 30, 2022. The net portfolio yield increased to 19.7% for the three months ended June 30, 2023, compared to 17.5% for the three months ended June 30, 2022. The substantial improvement in net portfolio yield was primarily a result of reduced provision for credit losses following the adoption of ASC 326.

As part of the Company’s restructuring and change in operating strategy disclosed above, the Company realized significant savings in operating expenses for the three months ended June 30, 2023 as evident by a ratio of operating expenses as a percentage of average finance receivable of 14.1% as compared to 21.1% for the three months ended June 30, 2023, and 2022, respectively. Management expects that the operating expenses will continue declining as the Company transitioned its servicing and collections activities to Westlake under the Servicing Agreement.

Operating Expenses

Operating expenses decreased to $4.2 million for the three months ended June 30, 2023 compared to $9.5 million for the three months ended June 30, 2022. The decrease in operating expenses was primarily attributed to restructuring initiative associated with branch closures and transition of the servicing process to Westlake under our servicing agreement. These factors had a direct beneficial effect and lead to the decrease in salary and wages as a result of the Company’s headcount reduction. Similarly, operating expenses as a percentage of average finance receivables also decreased to 14.0% for the three months ended June 30, 2023 from 21.1% for the three months ended June 30, 2022 as a result of the factors above and a decrease in the average receivables balance.

Provision Expense

The provision for credit losses decreased to $0.6 million for the three months ended June 30, 2023 from $3.6 million for the three months ended June 30, 2022, largely due to a change in the accounting policy related to the adoption of ASC 326, while the net charge-off percentage increased to 9.6% for the three months ended June 30, 2023 from 6.5% for the three months ended June 30, 2022.

Interest Expense

Interest expense was $0.5 million for the three months ended June 30, 2023 and $0.6 million for the three months ended June 30, 2022. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended June 30,
	2023	2022
Variable interest under the Credit Facility	5.08%	0.68%
Credit spread under the Credit Facility	3.35%	2.25%
Average cost of borrowed funds	8.43%	2.93%

SOFR rates have increased to 5.1%, which represented the daily SOFR rate as required under the Westlake Credit Agreement, as of June 30, 2023 compared to 1.5% as of June 30, 2022 required by Wells Fargo Credit Facility.

Income Taxes

The Company recorded an income tax expense of approximately $0.1 million for the three months ended June 30, 2023 compared to an income tax benefit of approximately $0.7 million for the three months ended June 30, 2022. The Company’s effective tax rate decreased to 8.4% for the three months ended June 30, 2023 from 26.1% for the three months ended June 30, 2022. The lower effective tax rate for the three months ended June 30, 2023 is primarily attributable to the establishment of a valuation allowance subsequent to June 30, 2022.

Contract Procurement

As of June 30, 2023, the Company purchased Contracts in the states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles for the three-month periods ended June 30, 2023 and 2022, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of June 30,	Three months ended June 30,
	2023	2023	2022
State	Number of branches	Net Purchases (In thousands)
FL	-	$664	$4,749
OH	-	1,530	2,982
GA	-	—	2,758
KY	-	258	1,501
MO	-	—	1,391
NC	-	76	1,840
IN	-	63	1,112
SC	-	129	1,341
AL	-	—	1,066
MI	-	—	450
NV	-	—	568
TN	-	—	296
IL	-	—	489
PA	-	—	614
TX	-	—	526
WI	-	—	264
ID	-	—	294
UT	-	—	71
AZ	-	—	24
KS	-	—	18
Total	-	$2,720	$22,354

	Three months ended June 30, (Purchases in thousands)
Contracts	2023	2022
Purchases	$2,720	$22,354
Average APR	22.0%	22.9%
Average discount	6.0%	6.6%
Average term (months)	50	48
Average amount financed	$12,420	$11,552
Number of Contracts	219	1,935

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended June 30, (Originations in thousands)
Originated	2023	2022
Purchases/Originations	N/A	$8,215
Average APR	N/A	31.2%
Average term (months)	N/A	25
Average amount financed	N/A	$4,128
Number of loans	N/A	1,990

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Three months ended June 30, (In thousands)
	2023	2022
Cash provided by (used in):
Operating activities	$1,169	$(1,361)
Investing activities	12,905	(9,307)
Financing activities	(13,850)	9,444
Net increase (decrease) in cash	$224	$(1,224)

The Company’s primary use of working capital for the quarter ended June 30, 2023 was funding the purchase of Contracts, which are financed substantially through cash from principal and interest payments received, and the Company’s line of credit.

Please refer to “Note 5 – in the Annual Report on Form 10-K” for disclosure on the Company’s prior credit facility with Wells Fargo under the WF Credit Agreement, which disclosure is incorporated herein by reference.

On January 18, 2023, the Company through its subsidiaries, entered into a Loan and Security Agreement (the “Loan Agreement”) with Westlake, pursuant to which Westlake is providing the Company a senior secured revolving credit facility in the principal amount of up to $50 million (the “Credit Facility”).

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

The Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, and sales of assets. The Loan Agreement also requires the Company to maintain (i) a minimum tangible net worth equal to the lower of $40 million and an amount equal to 60% of the outstanding balance of the Credit Facility and (ii) an excess spread ratio of no less than 8.0%. Pursuant to the Loan Agreement, the Company granted a security interest in substantially all of their assets as collateral for their obligations under the Credit Facility. If an event of default occurs, Westlake could increase borrowing costs, restrict the Company's ability to obtain additional advances under the Credit Facility, accelerate all amounts outstanding under the Credit Facility, enforce their interest against collateral pledged under the Loan Agreement or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders. Subject to Company’s compliance with certain terms and conditions, the lender waived its rights and remedies under the Agreement applicable to the excess spread ratio covenant and collateral performance indicator through September 30, 2024.

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

The Company has substantially completed its restructuring process to substantially decrease operating expenses and is developing a strategy with respect to its long-term use of cash. The related disclosure contained in “Restructuring and Change in Operating Strategy” is incorporated herein by reference.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2023 because of a material weakness in our internal control over financial reporting relating to the design of the controls over accounting for credit losses in accordance with FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (CECL), including the operation of these controls.

We will take certain measures to remediate the material weakness related to the design of the controls related to application of the CECL accounting standard, including designing and implementing formal procedures and controls related to secondary review of data input, model calculations, journal entries, and financial statement disclosures.

While we believe that our efforts for remediation will improve the effectiveness of our internal control over financial reporting, these remediation efforts will be ongoing and will require time to operate for management to be able to conclude that the design is effective to remediate the material weakness identified. We may conclude that additional measures are necessary to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Notwithstanding the material weakness, the Company has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, the financial position and results of operations of the Company as of and for the three months ended June 30, 2023 in conformity with generally accepted accounting principles in the United States of America. The Company filed its Quarterly Report on Form 10-Q for the period ended June 30, 2023 on Wednesday, August 16, 2023, which was two business days following the filing deadline as extended pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended.

Changes in internal control over financial reporting

In connection with the adoption of CECL, management in the process of establishing and is refining its internal procedures and controls to ensure finance receivables are appropriately accounted for in the accordance with FASB ASC Topic 326 and that required disclosures are complete and accurate. This includes procedures and controls over inputs and assumptions used in the estimation process, the use of third parties, and other risk-based considerations.

Other than described above, during the most recent fiscal quarter, there has been no change in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 1A. Risk Factors

In addition to the Risk Factor below and the other information set forth in this report, especially in the section “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements,” you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, which could materially affect our business, financial condition or future results. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As part of its restructuring and change in operating strategy, the Company has outsourced its servicing, collection and recovery operations and is substantially dependent on Westlake for generation of revenue and debt financing.

As part of the Company’s restructuring and change in operating strategy, in December 2022, Westlake began servicing all receivables held by the Company under its Contracts and Direct Loans, except for charged-off and certain other receivables. The Company expects to add additional Contract receivables to the receivables pool covered under the servicing agreement with Westlake from time to time in the future, but will no longer originate Direct Loans. As a result, the Company has significantly reduced its footprint, closing all of its branches and retaining only 16 employees as of June 2023.

In January 2023, two of the Company’s subsidiaries entered into a loan agreement with Westlake, pursuant to which Westlake is providing a senior secured revolving credit facility in the principal amount of up to $50 million. This facility replaced the Company’s prior facility with Wells Fargo.

Additional details on the servicing agreement, restructuring activities and loan agreement are incorporated herein by reference to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring and Change in Operating Strategy” in this quarterly report on Form 10-Q.

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
•
the risk that the actual costs of the restructuring activities in connection with the consolidation of workforce and closure of offices exceed the Company’s estimates or that such activities are not completed on a timely basis;
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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: August 16, 2023	/s/ Mike Rost
Mike Rost
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2023	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)