Form 10-Q
period 2023-09-30
NICHOLAS FINANCIAL INC
filed 2023-11-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 0-26680

NICHOLAS FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	59-2506879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26133 US Highway 19 North, STE 300
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

As of November 14, 2023, approximately 12.7 million common shares, no par value, of the Registrant were outstanding (of which 5.4 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.3 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2023 (Unaudited)	March 31, 2023
Assets
Cash	$651	$454
Finance receivables, net of unearned discounts and fees and accrued interest receivable	85,410	124,315
Less: Allowance for credit losses	(13,257)	(17,396)
Finance receivables, net	72,153	106,919
Repossessed assets	1,457	1,491
Prepaid expenses and other assets	461	316
Income taxes receivable	940	946
Property and equipment, net	187	222
Total assets	$75,849	$110,348
Liabilities and shareholders’ equity
Line of credit, net of debt issuance costs	$3,733	$28,936
Accounts payable, accrued expenses, and other liabilities	1,403	1,603
Total liabilities	5,136	30,539
Commitments and contingencies (see Note 9)
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,658 shares issued, 7,289 shares outstanding	35,266	35,223
Treasury stock: 5,369 common shares, at cost	(76,794)	(76,794)
Retained earnings	112,241	121,380
Total shareholders’ equity	70,713	79,809
Total liabilities and shareholders’ equity	$75,849	$110,348

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Interest and fee income on finance receivables	$6,330	$12,249	$13,413	$24,313
Unrealized losses on equity investments	—	853	—	66
Total revenue:	6,330	13,102	13,413	24,379
Expenses:
Marketing	36	325	66	909
Administrative	4,237	6,910	8,422	15,670
Provision for credit losses	12,407	8,906	13,052	12,550
Depreciation and amortization of intangibles	22	116	44	241
Interest expense	258	975	758	1,543
Total expenses	16,960	17,232	22,342	30,913
Loss before income taxes	(10,630)	(4,130)	(8,929)	(6,534)
Income tax expense (benefit)	(145)	(958)	—	(1,585)
Net loss	$(10,485)	$(3,172)	$(8,929)	$(4,949)
Earnings per share:
Basic	$(1.44)	$(0.44)	$(1.23)	$(0.68)
Diluted	$(1.44)	$(0.44)	$(1.23)	$(0.68)

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2023
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at June 30, 2023	7,289	$35,249	$(76,794)	$122,726	$81,181
Share-based compensation	—	17	—	—	17
Net loss	—	—	—	(10,485)	(10,485)
Balance at September 30, 2023	7,289	$35,266	$(76,794)	$112,241	$70,713

	Three Months Ended September 30, 2022
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at June 30, 2022	7,315	$35,143	$(76,543)	$153,722	$112,322
Issuance of restricted stock awards	11	—	—	—	—
Share-based compensation	—	29	—	—	29
Treasury stock	(17)	—	(141)	—	(141)
Net loss	—	—	—	(3,172)	(3,172)
Balance at September 30, 2022	7,309	$35,172	$(76,684)	$150,550	$109,038

	Six Months Ended September 30, 2023
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2023	7,289	$35,223	$(76,794)	$121,380	$79,809
Cumulative effect of adoption of ASU 2016-13, net of tax	—	—	—	(210)	(210)
Share-based compensation	—	43	—	—	43
Net loss	—	—	—	(8,929)	(8,929)
Balance at September 30, 2023	7,289	$35,266	$(76,794)	$112,241	$70,713

	Six Months Ended September 30, 2022
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2022	7,546	$35,292	$(74,405)	$155,499	$116,386
Issuance of restricted stock awards	11	—	—	—	—
Cancellation of restricted stock awards	(26)	(175)	—	—	(175)
Share-based compensation	—	55	—	—	55
Treasury stock	(222)	—	(2,279)	—	(2,279)
Net loss	—	—	—	(4,949)	(4,949)
Balance at September 30, 2022	7,309	$35,172	$(76,684)	$150,550	$109,038

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(8,929)	$(4,949)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization of intangibles	44	241
Amortization of debt issuance costs	47	36
Non-cash lease expense	22	25
Net loss (gain) on disposal of property and equipment	10	(66)
Net gain on equity investments	—	(66)
Provision for credit losses	13,052	12,550
Amortization of dealer discounts	(1,985)	(3,185)
Amortization of insurance and fee commissions	(1,165)	(1,397)
Accretion of purchase price discount	(43)	(88)
Deferred income taxes	—	(1,637)
Cancellations of restricted stock awards	—	(175)
Principal reduction on operating lease liabilities	(22)	—
Share-based compensation	43	55
Changes in operating assets and liabilities:
Accrued interest receivable	724	(39)
Prepaid expenses and other assets	(173)	(43)
Accounts payable, accrued expenses, and other liabilities	(178)	(2,259)
Income taxes receivable	6	27
Net cash provided by (used in) operating activities	1,453	(970)
Cash flows from investing activities:
Purchase and origination of finance receivables	(5,263)	(56,178)
Principal payments received and proceeds from repossessed assets	29,270	54,693
Purchases of equity investments	—	(7,237)
Proceeds from sale of equity investments	—	7,303
Payments for property and equipment	(13)	—
Proceeds from the disposal property and equipment	—	140
Net cash provided by (used in) investing activities	23,994	(1,279)
Cash flows from financing activities:
Repayments on credit facilities	(25,250)	(13,000)
Proceeds from credit facilities	—	17,500
Repayment of PPP Loan	—	(3,244)
Repurchases of treasury stock	—	(2,279)
Net cash (used in) provided by financing activities	(25,250)	(1,023)
Net increase (decrease) in cash	197	(3,272)
Cash at the beginning of period	454	4,775
Cash the end of period	$651	$1,503
Supplemental disclosure of cash flow information:
Interest paid	$880	$1,375
Income taxes paid	—	24
Leased assets obtained in exchange for new operating lease liabilities	—	163
Transfer of finance receivables to repossessed assets	14,034	4,320

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada” or the Company) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying condensed consolidated balance sheet as of September 30, 2023, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 as filed with the Securities and Exchange Commission on June 27, 2023. The March 31, 2023 consolidated balance sheet included herein has been derived from the March 31, 2023 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

Note 3. Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. The Company's participating securities are non-vested restricted shares which are not required to share losses, and accordingly, are not allocated losses in periods of net loss. Diluted earnings per share include the dilutive effect of additional potential common shares from stock compensation awards. For the three and six months ended September 30, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 10 thousand shares from options to purchase common shares. Earnings per share is computed based on the following weighted average number of common shares outstanding:

	Three months ended September 30, (In thousands, except per share amounts)		Six months ended September 30, (In thousands, except per share amounts)
	2023	2022	2023	2022
Numerator
Net income (loss) per consolidated statements of income	$(10,485)	$(3,172)	$(8,929)	$(4,949)
Percentage allocated to shareholders *	100.0%	100.0%	100.0%	100.0%
Numerator for basic and diluted earnings per share	$(10,485)	$(3,172)	$(8,929)	$(4,949)

Denominator
Denominator for Basic earnings per share - weighted-average shares outstanding	7,286	7,273	7,288	7,385
Dilutive effect of stock options	—	—	—	—
Denominator for diluted earnings per share	7,286	7,273	7,288	7,385

Per share loss from continuing operations
Basic	$(1.44)	$(0.44)	$(1.23)	$(0.68)
Diluted	(1.44)	(0.44)	(1.23)	(0.68)

* Basic weighted-average shares outstanding	7,286	7,273	7,288	7,385
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,287	7,273	7,288	7,385
Percentage allocated to shareholders	100.0%	100.0%	100.0%	100.0%

Note 4. Finance Receivables

Finance Receivables Portfolio, net

Finance receivables consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	September 30, 2023	March 31, 2023
Finance receivables	$87,570	$128,170
Accrued interest receivable	1,207	1,932
Unearned dealer discounts	(2,573)	(4,286)
Unearned insurance commissions and fees	(754)	(1,419)
Unearned purchase price discount	(40)	(82)
Finance receivables, net of unearned discounts and fees and accrued interest receivable	85,410	124,315
Allowance for credit losses	(13,257)	(17,396)
Finance receivables, net	$72,153	$106,919

Contracts and Direct Loans each comprise a portfolio segment which consists of groups of loans sharing common risk factors. The following tables present selected information on the entire portfolio of the Company:

	As of September 30,	As of March 31,
Contract Portfolio	2023	2023
Average APR	22.7%	22.8%
Average discount	6.7%	6.8%
Average term (months)	49	49
Number of active contracts	10,550	14,081

	As of September 30,	As of March 31,
Direct Loan Portfolio	2023	2023
Average APR	27.8%	29.1%
Average term (months)	31	28
Number of active contracts	3,205	5,322

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

The Company discounts expected cash flows at the financial asset’s effective interest rate. The effective interest rate is defined in the ASC 326 as the contractual interest rate adjusted for any net deferred fees or costs, premium, or discount existing at the origination or acquisition of the financial assets. For the Company, this is calculated using adjusted contractual cash flows relative to the amortized cost. The Company also considers prepayment and curtailment effects in calculation of its effective interest rate.

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

The Company elected not to measure an allowance on accrued interest which is included as a component of amortized cost and limited to performing accounts, defined as an account that is less than 61 days past due. Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 61 days or more, or the collateral is repossessed, whichever is earlier. Consistent with the application in the prior reporting periods, the Company continue timely reversing the accrual of interest income when the loan is contractually delinquent 61 days or more. All of these such accounts are accounted for in the calculation for allowance for credit losses.

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

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30, 2023			Six months ended September 30, 2023
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Consolidated
Balance at beginning of period, prior to adoption of ASU 2016-13	$13,864	$1,495	$15,359	$16,265	$1,131	$17,396
Impact of adoption of ASU 2016-13	—	—	—	(562)	772	210
Provision for credit losses	10,528	1,878	12,406	11,125	1,927	13,052
Charge-offs	(13,639)	(2,435)	(16,074)	(18,296)	(3,126)	(21,422)
Recoveries	1,436	130	1,566	3,657	364	4,021
Balance at September 30, 2023	$12,189	$1,068	$13,257	$12,189	$1,068	$13,257

	Three months ended September 30, 2022			Six months ended September 30, 2022
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$2,460	$1,226	$3,686	$1,960	$989	$2,949
Provision for credit losses	7,511	1,395	8,906	10,615	1,935	12,550
Charge-offs	(6,144)	(645)	(6,789)	(10,190)	(994)	(11,184)
Recoveries	1,261	27	1,288	2,703	73	2,776
Balance at September 30, 2022	$5,088	$2,003	$7,091	$5,088	$2,003	$7,091

The following table presents details of the allowance for credit losses segregated by portfolio segment as of September 30, 2023, calculated in accordance with the current expected credit losses methodology (in thousands):

	As of September 30, 2023
	Contracts	Direct Loans	Total
Modeled expected credit losses	$8,813	$770	$9,583
Qualitative adjustments	3,376	298	3,674
Total	$12,189	$1,068	$13,257

The following table presents gross charge-offs and recoveries by receivable origination year for total portfolio:

	(In thousands)
	Three months ended September 30, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$25	$—	$25
2023	5,958	299	5,659
2022	6,547	505	6,042
2021	1,968	221	1,747
2020	772	172	600
Prior	804	369	435
Total	$16,074	$1,566	$14,508

	(In thousands)
	Six months ended September 30, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$25	$—	$25
2023	8,805	984	7,821
2022	8,154	1,280	6,874
2021	2,414	438	1,976
2020	993	464	529
Prior	1,031	855	176
Total	$21,422	$4,021	$17,401

The following table presents gross charge-offs and recoveries by receivable origination year for Contract segment of portfolio:

	(In thousands)
	Three months ended September 30, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$25	$—	$25
2023	4,555	227	4,328
2022	5,556	456	5,100
2021	1,931	217	1,714
2020	768	170	598
Prior	804	366	438
Total	$13,639	$1,436	$12,203

	(In thousands)
	Six months ended September 30, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$25	$—	$25
2023	6,878	807	6,071
2022	7,003	1,135	5,868
2021	2,372	419	1,953
2020	987	451	536
Prior	1,031	845	186
Total	$18,296	$3,657	$14,639

The following table presents gross charge-offs and recoveries by receivable origination year for Direct segment of portfolio:

	(In thousands)
	Three months ended September 30, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$—	$—	$—
2023	1,403	72	1,331
2022	991	49	942
2021	37	4	33
2020	4	2	2
Prior	-	3	(3)
Total	$2,435	$130	$2,305

	(In thousands)
	Six months ended September 30, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$—	$—	$—
2023	1,927	177	1,750
2022	1,151	145	1,006
2021	42	19	23
2020	6	13	(7)
Prior	-	10	(10)
Total	$3,126	$364	$2,762

The following table shows portfolio delinquencies by origination fiscal year as of September 30, 2023:

	(In thousands)
	2024	2023	2022	2021	2020	Prior	Total
Current	$4,779	$26,369	$25,676	$10,018	$3,499	$2,693	$73,034
30-59	232	2,917	3,481	1,369	745	542	9,286
60-89	72	1,092	1,195	292	256	136	3,043
90-120	51	871	831	224	123	106	2,206
Total	$5,134	$31,249	$31,183	$11,903	$4,623	$3,477	$87,569

The following table shows Contracts portfolio delinquencies by origination fiscal year as of September 30, 2023:

	(In thousands)
	2024	2023	2022	2021	2020	Prior	Total
Current	$4,779	$21,241	$21,988	$9,748	$3,471	$2,689	$63,916
30-59	232	2,337	3,101	1,324	744	542	8,280
60-89	72	865	1,000	282	256	136	2,611
90-120	51	733	709	219	122	106	1,940
Total	$5,134	$25,176	$26,798	$11,573	$4,593	$3,473	$76,747

The following table shows Direct loans portfolio delinquencies by origination fiscal year as of September 30, 2023:

	(In thousands)
	2024	2023	2022	2021	2020	Prior	Total
Current	$—	$5,128	$3,688	$270	$28	$4	$9,118
30-59	-	580	380	45	1	-	1,006
60-89	-	227	195	10	-	-	432
90-120	-	138	122	5	1	-	266
Total	$-	$6,073	$4,385	$330	$30	$4	$10,822

The following table is an assessment of the credit quality by creditworthiness:

	(In thousands)
	September 30, 2023			March 31, 2023
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$72,025	$10,101	$82,126	$101,856	$16,926	$118,782
Non-performing accounts	4,465	680	5,145	6,972	1,728	8,700
Total	76,490	10,781	87,271	108,828	18,654	127,482
Chapter 13 bankruptcy accounts	257	42	299	590	98	688
Finance receivables	$76,747	$10,823	$87,570	$109,418	$18,752	$128,170

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

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
September 30, 2023	$76,490	$8,211	$2,582	$1,883	$—	$12,676
		10.73%	3.38%	2.46%	0.00%	16.57%

March 31, 2023	$108,828	$10,083	$3,274	$3,698	$—	$17,055
		9.27%	3.01%	3.40%	0.00%	15.67%

	Direct Loans
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
September 30, 2023	$10,781	$986	$425	$255	$—	$1,666
		9.15%	3.94%	2.37%	0.00%	15.45%

March 31, 2023	$18,654	$1,448	$654	$1,074	$—	$3,176
		7.76%	3.51%	5.76%	0.00%	17.03%

Note 5. Credit Facility

Westlake Credit Facility

The Credit Agreement with Westlake (the "WL Credit agreement") contains customary events of default and covenants, including but not limited to financial and operating results around tangible net worth, collateral performance indicator, excess spread ratio. Subject to Company’s compliance with certain terms and conditions, the lender waived its rights and remedies under the Agreement applicable to the excess spread ratio covenant and collateral performance indicator through September 30, 2024.

As of September 30, 2023, the Company had aggregate outstanding indebtedness, net of debt issuance costs, under the Westlake credit facility ( the "WL Credit Facility") of $3.7 million, compared to $28.9 million outstanding as of March 31, 2023. As of October 27, 2023, the Company paid its outstanding indebtedness under the WL Credit Facility down to $0.

Future maturities of debt as of September 30, 2023 are as follows:

(in thousands)
FY2024	$3,850
FY2025	—
FY2026	—
$3,850

Note 6. Income Taxes

The Company recorded an income tax benefit of approximately $0.1 million for the three months ended September 30, 2023 compared to an income tax benefit of approximately $1.0 million for the three months ended September 30, 2022. The Company’s effective tax rate decreased to 1.4% for the three months ended September 30, 2023 from 23.4% for the three months ended September 30, 2022. The Company recorded an income tax benefit of $0 for the six months ended September 30, 2023 compared to an income tax benefit of approximately $1.6 million for the six months ended September 30, 2022. The Company’s effective tax rate decreased to 0.0% for the six months ended September 30, 2023 from 24.4% for the six months ended September 30, 2022. The lower effective tax rate for the three and six months ended September 30, 2023 is primarily attributable to the establishment of a valuation allowance subsequent to September 30, 2022.

During the quarter ended December 31, 2022, the Company determined there was not sufficient positive evidence of future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The Company does not have any material unrecognized tax benefits as of September 30, 2023.

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred income tax assets consist of the following:

	(In thousands)
	September 30, 2023	March 31, 2023

Allowance for credit losses not currently deductible for tax purposes	$3,241	$4,538
Share-based compensation	30	20
Federal and state net operating loss carryforwards	8,022	4,812
Right of use liability	37	43
Other items	26	87
Valuation allowance	(11,265)	(9,457)
Total deferred tax assets	91	43

Deferred tax liabilities
Right of use asset	37	43
Other items	54	-
Total deferred tax liabilities	91	43
Deferred income taxes	$-	$-

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of negative evidence evaluated was the cumulative pre-tax loss over the three-year period ended September 30, 2023, as a result, a full valuation allowance remained recorded against the Company’s net deferred tax asset.

The federal net operating loss ("NOL") generated beginning in 2021 and later will carry forward indefinitely, while some state NOLs begin to expire March 31, 2039. As of September 30, 2023, the Company maintained a deferred income tax valuation allowance of $11.3 million, the remaining state Gross NOL was $53.5 million, and the remaining federal Gross NOL amounted to $31.3 million.

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

The Company’s lease liability was $0.2 million and $0.2 million as of September 30, 2023 and March 31, 2023, respectively. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. These lease liability amounts are included as part of other liabilities on Company's balance sheet. The lease asset was $0.2 million and $0.2 million as of September 30, 2023 and March 31, 2023, respectively. These lease asset amounts are included as part of other assets on Company's balance sheet.

Future minimum lease payments under non-cancellable operating leases in effect as of September 30, 2023, are as follows:

in thousands
FY2024 (remaining six months)	$34
FY2025	67
FY2026	60
Total future minimum lease payments	161
Present value adjustment	(7)
Operating lease liability	$154

The following table reports information about the Company’s lease cost for the three months ended September 30, 2023 (in thousands):

Lease cost:
Operating lease cost	$16
Variable lease cost	1
Total lease cost	$17

The following table reports information about the Company’s lease cost for the three months ended September 30, 2022 (in thousands):

Lease cost:
Operating lease cost	$435
Variable lease cost	92
Total lease cost	$527

The following table reports other information about the Company’s leases for the three months ended September 30, 2023 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$16
Operating Lease - Operating Cash Flows (Liability Reduction)	$14
Weighted Average Lease Term - Operating Leases	2.4 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the three months ended September 30, 2022 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$457
Operating Lease - Operating Cash Flows (Liability Reduction)	$369
Weighted Average Lease Term - Operating Leases	3.9 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports information about the Company’s lease cost for the six months ended September 30, 2023 (in thousands):

Lease cost:
Operating lease cost	$32
Variable lease cost	2

Total lease cost	$34

The following table reports information about the Company’s lease cost for the six months ended September 30, 2022 (in thousands):

Lease cost:
Operating lease cost	$893
Variable lease cost	187
Total lease cost	$1,080

The following table reports other information about the Company’s leases for the six months ended September 30, 2023 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$33
Operating Lease - Operating Cash Flows (Liability Reduction)	$28
Weighted Average Lease Term - Operating Leases	2.4 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the six months ended September 30, 2022 (dollar amounts in thousands):

Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$902
Operating Lease - Operating Cash Flows (Liability Reduction)	$748
Weighted Average Lease Term - Operating Leases	3.9 years
Weighted Average Discount Rate - Operating Leases	6.5%

Note 8. Fair Value Disclosures

The Company’s financial instruments consist of cash, finance receivables, and the WL Credit Facility, none of which are carried at fair value.

Fair value is defined in FASB, ASC Topic 820-10-20 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value also assumes that the reporting entity would sell the asset or transfer the liability in the principal or most advantageous market.

Market participants are defined as buyers and sellers in the principal (or most advantageous) market for the asset or liability that have all of the following characteristics: 1) an unrelated party; 2) knowledgeable (having a reasonable understanding about the asset or liability and the transaction based on all available information; including information that might be obtained through due diligence efforts that are usual or customary); 3) able to transact; and 4) willing to transact (motivated but not forced or otherwise compelled to do so).

The FASB states that “valuation techniques that are appropriate in the circumstances and for which sufficient data are available shall be used to measure fair value.” The valuation techniques for measuring fair value are consistent with the three traditional approaches to value: the market approach, the income approach, and the cost or asset approach. The application of valuation techniques requires the use of common sense, informed judgment, and reasonableness based on the relevant facts and circumstances surrounding the analysis. There are relevant inputs (both observable and unobservable) can be used in valuation based on the facts and circumstances. The FASB has defined a fair value hierarchy for these inputs which prioritizes the inputs into three broad levels:

•Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•Level 2 inputs are defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•Level 3 inputs are defined as unobservable inputs for the asset or liability.

Unobservable inputs should be used only to the extent that relevant observable inputs are not available; this allows for situations where there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs should reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

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

Based on current market conditions, the fair value of the WL Credit Facility as of September 30, 2023 was estimated to be equal to the book value. The interest rate for the WL Credit Facility is a variable rate based on SOFR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
September 30, 2023	$651	$-	$-	$651	$651
March 31, 2023	$454	$-	$-	$454	$454
Finance receivables:
September 30, 2023	$-	$-	$67,187	$67,187	$72,153
March 31, 2023	$-	$-	$105,971	$105,971	$106,919
Repossessed assets:
September 30, 2023	$-	$-	$1,457	$1,457	$1,457
March 31, 2023	$-	$-	$1,491	$1,491	$1,491
Credit Facility:
September 30, 2023	$-	$-	$3,850	$3,850	$3,850
March 31, 2023	$-	$-	$29,100	$29,100	$29,100

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis. There were none required at September 30, 2023 and March 31, 2023.

Note 9. Commitments and Contingencies

The Company is involved in certain claims and legal proceedings in the normal course of business of which one, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

Specifically, the Company has been sued together with several other defendants, in a lawsuit styled: Nicholas Financial, Inc. v. Jeremiah Gross, No. 21CY-CV02148-01, 7th Judicial Circuit Court, Clay County, Missouri (the "Court"). On March 9, 2021 the Company filed suit against Jeremiah Gross for a deficiency balance owed to the Company following the 2018 surrender and sale of his motor vehicle which secured a loan from the Company. On April 22, 2021 a default judgment for $7,984.18 was entered against Mr. Gross. On December 22, 2021 Mr. Gross filed a motion to set aside the default judgment. The Court granted his motion on March 23, 2022. In his answer he asserted a class-action counterclaim against the Company seeking to represent a nationwide class of the Company’s customers who received allegedly deficient notices regarding the sale of their vehicles and whose vehicles were recovered and sold by the Company, and on behalf of Missouri customers who received allegedly deficient notices from the Company regarding the sale of their recovered vehicles and the calculation of the deficiency owed the Company. The Company filed its answer to the counterclaim on May 13, 2022. On September 9, 2022 the Company filed a motion for summary judgment as to all counts of the counterclaim and the Company's claim against Mr. Gross. The motion was argued on February 16, 2023. On March 27, 2023 the Court entered an order granting the motion in part and denying the motion in part. The Court found in favor of the Company as to the counterclaim regarding presale notices and prejudgment interest, and in Mr. Gross’s favor for the counterclaim as to post-sale notices. The Court denied the Company’s motion for summary judgment as to its claim for a deficiency against Mr. Gross. The remaining claim relates to post-sale notices sent to Missouri customers. The Company’s insurer accepted the defense of this litigation under a reservation of rights. On November 13, 2023 the Company and the Company’s insurer reached agreement with Mr. Gross on the terms and conditions of a settlement for the last remaining class action claim relating to post-sale notices sent to Missouri customers. Among other things, the settlement is expected to provide that the Company’s insurer will deposit the remaining available limits under the Company’s insurance policy, which shall in no event be less than $750,000, into a qualified settlement fund in order to satisfy all remaining claims in exchange for a full release of the Company and its affiliates and the Company’s insurer from any and all past, present and future liability arising out of or relating to consumer credit contracts under which the Company or its affiliates obtained a security interest in property. The terms and conditions of the final settlement agreement will be subject to approval by the Court, and the parties in the litigation intend to seek such approval promptly following memorialization of the terms and conditions of the settlement into a final agreement. There can be no assurance that the Court will approve the terms and conditions of the final settlement agreement.

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

The following table summarizes treasury share transactions under the Company's stock repurchase program:

	Three months ended September 30, (In thousands)
	2023		2022
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	$(76,794)	5,332	$(76,543)
Treasury shares purchased	-	-	17	(141)
Treasury shares at the end of period	5,368	$(76,794)	5,349	$(76,684)

	Six months ended September 30, (In thousands)
	2023		2022
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	$(76,794)	5,127	$(74,405)
Treasury shares purchased	-	-	222	(2,279)
Treasury shares at the end of period	5,368	$(76,794)	5,349	$(76,684)

For the three and six months ended September 30, 2023, the Company did not repurchase any shares of its common stock.

Note 11. Restructuring Activities

Costs related to the Company's previously disclosed restructuring plan are summarized as follows:

	(In thousands)
	Total Cost Estimated	Incurred to Date	Remaining cost
Branch Closures	$3,213	$3,198	$15
Severance	570	570	-
Cease-use of contractual services	779	779	-
Professional fees	626	502	124
Other	26	10	16
Total restructuring cost	$5,214	$5,059	$155

Note 12. Subsequent Events

On November 13, 2023, the Company and Nicholas Financial, Inc., a Florida corporation (“Nicholas”) and an indirect wholly-owned subsidiary of the Company, entered into a Master Asset Purchase Agreement (the “Purchase Agreement”) with Westlake Services, LLC dba Westlake Financial, a California limited liability company (“Westlake”), pursuant to which the Company and Nicholas have agreed to sell, and Westlake has agreed to purchase from the Company and Nicholas, substantially all of the Company’s and Nicholas’

assets, consisting of Nicholas’ motor vehicle retail installment sale contracts and unsecured consumer loan contracts (collectively, the “Contracts”) and the accounts receivable related to such Contracts (collectively, the “Receivables”), for an aggregate purchase price of approximately $65.6 million or approximately $9.00 book value per share, subject to adjustment in accordance with the terms of the Purchase Agreement.

Westlake is an affiliate of Westlake Portfolio Management, LLC, a California limited liability company (“WPM”), and Nicholas entered into a Loan Servicing Agreement (the “Servicing Agreement”) with WPM on November 3, 2022, pursuant to which WPM commenced servicing of the Receivables under the Contracts in December 2022 and has continued such servicing to date. In connection with the Purchasing Agreement, the Company will cease loans originations, and WPM is expected to continue to service such Receivables for Nicholas until the closing of the transaction contemplated by the Purchase Agreement. In addition to other customary closing conditions, the closing under the Purchase Agreement is subject to the approval of the shareholders of the Company. Assuming closing of the transaction contemplated by the Purchase Agreement, the Company intends to explore strategic alternatives for the use of the net proceeds of the asset sale and seek to maximize the value of deferred tax assets available to the Company.

With the Board of Director’s decision and approval to sell the Contracts, a reassessment of the intent to hold the Contracts to maturity was made. The Contracts will be transferred from held for investments to held for sale for reporting purposes during the quarter ending December 31, 2023. The previously recorded allowance for credit losses will be reversed and the amortized cost basis of the finance receivables will be compared to the fair value of the finance receivables. The Company will establish a valuation allowance equal to the difference between the amortized cost basis and the fair value to carry the finance receivables at fair value until attainment of shareholder approval and the closing of the transaction. Absent approval, the Company will reassess its intent to sell the Contracts or to hold the Contracts to maturity, at which time they could be reclassified to held for investment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, "forecast", “will”, "would", “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we”, “us”, or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Quarterly Report may include, without limitation statements about (1) the closing of the transaction contemplated by the Purchase Agreement with Westlake Financial; (2) the approval by the Court of the settlement of the litigation involving Mr. Jeremiah Gross; (3) the expected benefits, costs and timing of the Company’s restructuring and change in operating strategy, including its servicing arrangement with Westlake Portfolio Management, LLC (collectively with its affiliate Westlake Capital Finance, LLC, “Westlake”) (including without limitation the servicing fees, classified as administrative costs), its loan agreement with Westlake (the "WL Loan agreement") (including without limitation anticipated interest payments thereunder), and its restructuring activities; (4) the availability and use of excess capital (including by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business); (5) the continuing impact of COVID-19 on our customers and our business after the termination of curtailment of government programs aimed at ameliorating such impact, (6) projections of revenue, income, and other items relating to our financial position and results of operations, (7) statements of our plans, objectives, strategies, goals and intentions, (8) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (9) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

•
the risk that the contemplated sale of substentially all of the Company’s assets to Westlake Financial may not close, or the risk that the anticipated short- and/or long-term benefits of such sale may not be realized, whether in whole or in part;
•
the risk that approval by the Court of the settlement of the litigation involving Mr. Jeremiah Gross may not be granted, either on terms and conditions satisfactory to the Company or at all;
•
the risk that the anticipated benefits of the restructuring and change in operating strategy, including the servicing and financing arrangements with Westlake, an affiliate of Westlake Financial (including without limitation the expected reduction in overhead, streamlining of operations or reduction in compliance risk), do not materialize to the extent expected or at all, or do not materialize within the timeframe targeted by management;
•
the risk that the actual servicing fees paid by the Company under the Westlake loan servicing agreement (the " Servicing agreement"), which the Company is classifying as administrative costs on its financial statements, exceed the range estimated;
•
the risk that the actual interest payments made by the Company under the WL loan agreement exceed the range estimated;
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

•
the ongoing impact on us, our customers and the overall economy of the Russian invasion of Ukraine and related economic sanctions and the burgeoning hostilities between Israel and Hamas in the Gaza Strip;
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

Restructuring and Change in Operating Strategy

The Company announced on Form 8-K filed on November 3, 2022 a change in its operating strategy and restructuring plan with the goal of reducing operating expenses and freeing up capital. As part of this plan, the Company has shifted from a decentralized to a regionalized business model in which each of its originators focused on a specific region in the Company’s smaller target market footprint, and the Company has entered into the Servicing Agreement with Westlake Portfolio Management, LLC (“WPM”, and, collectively with its affiliate, Westlake Capital Finance, LLC, “Westlake”). An affiliate of Westlake, Westlake Services, LLC, is the beneficial owner of approximately 6.8% of the Company’s common stock.

The Company does not intend to continue any significant Contract purchase and origination activities, except on a much smaller scale, than it has historically, and its servicing, collections and recovery operations have been outsourced to Westlake. The Company has also ceased all originations of Direct Loans.

The Company anticipates that execution of its evolving restructuring plan will free up capital and permit the Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business. The overall timeframe and structure of the Company’s restructuring remains uncertain.

Although the Company no longer employs the branch-based model, its business remains focused on servicing its core product of financing primary transportation to and from work for the subprime borrower, which historically had been conducted through the local independent automobile dealership. The Company's strategy included risk-based pricing (rate, yield, advance, term, collateral value) and a commitment to the underwriting discipline required for optimal portfolio performance. The Company’s principal goals are to increase its profitability and its long-term shareholder value. During fiscal 2023, the Company focused on the following items:

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

•optimizing our technology to better fit the Company’s restructured operations; and

•terminating our live checks program for prospective new customers

In fiscal 2023, the Company also restructured and consolidated its operations by closing all of its brick and mortar branch locations in 18 states — Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin. As a result, as of September 30, 2023, the Company only had two offices in two states – its headquarters in Florida and its central business operations hub in South Carolina.

Although the Company had been licensed to provide Direct Loans in 14 states — Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee during fiscal 2023 the Company has cancelled, not renewed, or otherwise terminated all of such Direct Loan licenses.

Consequently, the Company has not originated any new Direct Loans since the end of the third quarter of fiscal 2023 and the Company does not intend to originate any new Direct Loans going forward. However, the Company expects its third-party service provider to continue to service the Company’s existing Direct Loans. The Company’s total Direct Loans portfolio comprises approximately 12% of its total portfolio, and the Company expects its total Direct Loans portfolio to be reduced over time as such Direct Loans are paid off for otherwise liquidated until there are no Direct Loans in the Company’s portfolio, which at the current rate of such activity is expected to occur sometime during the fiscal year ending March 31, 2027.

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

Westlake Loan Agreement

On January 18, 2023, the Company, through its subsidiaries, entered into a Loan and Security Agreement (the “WL Loan Agreement”) with Westlake, pursuant to which Westlake is providing the Company a senior secured revolving credit facility in the principal amount of up to $50 million (the “WL Credit Facility”).

The availability of funds under the WL Credit Facility is generally limited to an advance rate of between 70% and 85% of the value of the Company’s eligible receivables. Outstanding advances under the WL Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. Unused availability under the WL Credit Agreement will accrue interest at a low interest rate. The commitment period for advances under the WL Credit Facility is two years. We refer to the expiration of that time period as the “Maturity Date.”

The WL Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, and sales of assets. The WL Loan Agreement also requires the Company to maintain (i) a minimum tangible net worth equal to the lower of $40 million and an amount equal to 60% of the outstanding balance of the WL Credit Facility and (ii) an excess spread ratio of no less than 8.0%. Pursuant to the WL Loan Agreement, the Company granted a security interest in substantially all of their assets as collateral for their obligations under the WL Credit Facility. If an event of default occurs, Westlake could increase borrowing costs, restrict the Company's ability to obtain additional advances under the WL Credit Facility, accelerate all amounts outstanding under the WL Credit Facility, enforce their interest against collateral pledged under the WL Loan Agreement or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders. Subject to Company’s compliance with certain terms and conditions, the lender waived its rights and remedies under the Agreement applicable to the excess spread ratio covenant and collateral performance indicator through September 30, 2024.

If the Company prepays the loan and terminate the WL Credit Facility prior to the Maturity Date, then the Company would be obligated to pay Westlake a termination fee in an amount equal to a percentage of the average outstanding principal balance of the WL Credit Facility during the immediately preceding 90 days. If the Company were to sell its accounts receivable to a third party prior to the Maturity Date, then the Company would be obligated to pay Westlake a fee in an amount equal to a specified percentage of the proceeds of such sale.

On January 18, 2023, in connection with entering into the WL Loan Agreement, the Company terminated its credit agreement with Wells Fargo (the “WF Credit Agreement”), and the indebtedness under that agreement (consisting of a revolving line of credit in a maximum principal amount of $60 million (with an outstanding balance of approximately $43 million)) was repaid in full. The Company did not incur any termination penalties in connection with the termination of the WF Credit Agreement.

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

For the three months ended September 30, 2023, the dilutive loss per share were $1.44 as compared to dilutive loss per share of $0.44 for the three months ended September 30, 2022. Net loss was $10.5 million for the three months ended September 30, 2023 as compared to net loss of $3.2 million for the three months ended September 30, 2022. Interest and fee income on finance receivables decreased 48.3% to $6.3 million for the three months ended September 30, 2023 as compared to $12.2 million for the three months ended September 30, 2022. Provision for credit losses increased 39.3% to $12.4 million for the three months ended September 30, 2023 as compared to $8.9 million for the three months ended September 30, 2022.

For the six months ended September 30, 2023, the dilutive loss per share was $1.22 as compared to dilutive loss per share of $0.68 for the six months ended September 30, 2022. Net loss was $8.9 million for the six months ended September 30, 2023 as compared to net loss of $4.9 million for the six months ended September 30, 2022. Interest and fee income on finance receivables decreased 44.8% to $13.4 million for the six months ended September 30, 2023 as compared to $24.3 million for the six months ended September 30, 2022. Provision for credit losses increased 49.3% to $13.1 million for the six months ended September 31, 2023 as compared to $12.6 million for the six months ended September 30, 2022.

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

	Three months ended September 30, (In thousands)		Six months ended September 30, (In thousands)
	2023	2022	2023	2022
Portfolio Summary
Average finance receivables (1)	$99,704	$178,636	$120,703	$178,902
Average indebtedness (2)	$9,566	$65,824	$15,749	$63,340
Interest and fee income on finance receivables	$6,330	$12,249	$13,413	$24,313
Interest expense	258	975	758	1,543
Net interest and fee income on finance receivables	$6,072	$11,274	$12,655	$22,770
Gross portfolio yield (3)	25.40%	27.43%	22.22%	27.18%
Interest expense as a percentage of average finance receivables	1.04%	2.18%	1.26%	1.72%
Provision for credit losses as a percentage of average finance receivables	49.78%	19.94%	21.62%	14.03%
Net portfolio yield (3)	(25.41)%	5.31%	(0.66)%	11.43%
Operating expenses as a percentage of average finance receivables (4)	17.23%	16.46%	14.14%	18.80%
Pre-tax yield as a percentage of average finance receivables (5)	(42.64)%	(11.15)%	(14.77)%	(7.37)%
Net charge-off percentage (6)	58.20%	12.38%	28.83%	9.43%
Finance receivables			$87,569	$175,406
Allowance percentage (7)			15.14%	4.04%
Total reserves percentage (8)			18.12%	7.84%

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
(4)
Operating expenses as presented include restructuring cost of approximately $0.2 millions and $0.3 millions for the three and six months ended September 30, 2023, respectively. Operating expenses net of restructuring cost (a non-GAAP financial measure), as a percentage of average finance receivable would have been 16.5% and 13.7% for the three and six months ended September 30, 2023, respectively.
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

ASU 2016-13 introduces a new accounting model to measure credit losses for financial assets measured at amortized costs. In contrast to the previous incurred loss model, ASU 2016-13 requires credit losses for financial assets measured at amortized cost to be determined based on the total current expected credit losses over the life of those financial assets or group of assets.

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

Beginning March 31, 2018, the Company allocated a specific reserve for the Chapter 13 bankruptcy accounts using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $253 thousand for these accounts as of September 30, 2023.

The provision for credit losses increased to $12.4 million for the three months ended on September 30, 2023, from $8.9 million for the three months ended on September 30, 2022, largely due to adoption of ASU 2016-13. Prior to April 1, 2023, the Company recorded losses based on the trailing twelve-month charge-offs, and applied this calculated percentage to ending finance receivables to calculate estimated probable credit losses for purposes of determining the allowance for credit losses. Upon adoption of ASC 326 on April 1, 2023, expected credit losses were determined by comparing the amortized cost of finance receivables with the present value of the estimated future principal and interest cash flows. The current period provision reflects the change in the difference between the amortized cost basis and the present value of the expected cash flows of finance receivables.

The net charge-off percentage increased to 58.2% for the three months ended on September 30, 2023, from 4.9% for the three months ended on September 30, 2022. Similarly, the net charge-off percentage increased to 28.8% for the six months ended on September 30, 2023, from 9.4% for the six months ended on September 30, 2022, primarily driven by increased delinquencies and loan defaults. (See the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage.) Management attributes these increased delinquencies and loan defaults primarily to the fact that the beneficial impact of the government’s prior COVID-19-related assistance to the Company’s customers had subsided at a time when those customers began facing increased inflationary pressures affecting their cost of living, and expects that the net charge-off percentage will remain, for the foreseeable future, at levels higher than those experienced in prior years for the same reasons.

The delinquency percentage for Contracts more than 29 days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2023 was 16.6%, an increase from 11.2% as of September 30, 2022. The delinquency percentage for Direct Loans more than 29 days past due, excluding Chapter 13 bankruptcy accounts, as of September 30, 2023 was 15.5%, an increase from 7.3% as of September 30, 2022. The changes in delinquency percentage for both Contracts and Direct Loans was driven primarily by market and economic pressure and its adverse impact on consumers.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 48.3% to $6.3 million for the three months ended September 30, 2023, from $12.2 million for the three months ended September 30, 2022. The decrease was primarily due to a reduction in originations of Contracts and discontinued originating Direct Loans pursuant to the Company's restructuring plan.

The portfolio yield decreased to 25.4% for the three months ended September 30, 2023, compared to 27.4% for the three months ended September 30, 2022. The net portfolio yield decreased to (25.4)% for the three months ended September 30, 2023, compared to 5.31% for the three months ended September 30, 2022. The substantial deterioration in net portfolio yield was primarily a result of increased provision for credit losses stemming from a rapid increase in charge-offs.

Operating Expenses

Operating expenses decreased 41.6% to $4.3 million for the three months ended September 30, 2023 compared to $7.4 million for the three months ended September 30, 2022. The decrease in operating expenses was primarily attributable to the restructuring initiative associated with branch closures and transition of the servicing process to Westlake under the Servicing Agreement. These factors had a direct beneficial effect and led to the decrease in salary and wages as a result of the Company’s headcount reduction.

The Company's operating expenses as a percentage of average finance receivables increased to 17.2% for the three months ended September 30, 2023, compared to 16.5% for the three months ended September 30, 2023, mainly due to rapidly declining portfolio balances. Management expects that the operating expenses will decline in conjunction with the servicing fees payable to Westlake under the Servicing Agreement.

Provision Expense

The provision for credit losses increased 39.3% to $12.4 million for the three months ended September 30, 2023 from $8.9 million for the three months ended September 30, 2022, largely due to increased credit losses. Similarly, the net charge-off percentage increased to 58.2% for the three months ended September 30, 2023 from 12.4% for the three months ended September 30, 2022.

Interest Expense

Interest expense decreased to $0.3 million for the three months ended September 30, 2023 from $1.0 million for the three months ended September 30, 2022, primarily due to a reduction in outstanding debt. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended September 30,
	2023	2022
Variable interest under the Credit Facility	5.08%	2.14%
Credit spread under the Credit Facility	3.35%	2.25%
Average cost of borrowed funds	8.43%	4.39%

SOFR rates have increased to 5.1%, which represented the daily SOFR rate as required under the WL Credit Agreement, as of September 30, 2023 compared to 2.1% as of September 30, 2022 governed by the Wells Fargo Credit Facility.

Income Taxes

The Company recorded an income tax benefit of approximately $0.1 million for the three months ended September 30, 2023 compared to an income tax benefit of approximately $1.0 million for the three months ended September 30, 2022. The Company’s effective tax rate decreased to 1.4% for the three months ended September 30, 2023 from 23.4% for the three months ended September 30, 2022. The lower effective tax rate for the three months ended September 30, 2023 is primarily attributable to the establishment of a valuation allowance subsequent to September 30, 2022.

Six months ended September 30, 2023 compared to six months ended September 30, 2022

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 44.8% to $13.4 million for the six months ended September 30, 2023, from $24.3 million for the six months ended September 30, 2022. The decrease was primarily due to a reduction in originations of Contracts and discontinued originating Direct Loans pursuant to the restructuring plan.

The portfolio yield decreased to 22.2% for the six months ended September 30, 2023, compared to 27.2% for the six months ended September 30, 2022. The net portfolio yield decreased to (0.66)% for the six months ended September 30, 2023, compared to 11.4% for the six months ended September 30, 2022. The substantial deterioration in net portfolio yield was primarily a result of increased provision for credit losses stemming from a rapid increase in charge-offs.

Operating Expenses

Operating expenses decreased 49.3% to $8.5 million for the six months ended September 30, 2023 compared to $16.8 million for the six months ended September 30, 2022. The decrease in operating expenses was primarily attributable to the restructuring initiative associated with branch closures and transition of the servicing process to Westlake under the Servicing Agreement. These factors had a direct beneficial effect and led to the decrease in salary and wages as a result of the Company’s headcount reduction.

The Company's operating expenses as a percentage of average finance receivables decreased to 14.1% for the six months ended September 30, 2023, compared to 18.8% for the six months ended September 30, 2023. Management expects that the operating expenses will decline in conjunction with the servicing fees payable to Westlake under the Servicing Agreement.

Provision Expense

The provision for credit losses increased 4.0% to $13.1 million for the six months ended September 30, 2023 from $12.6 million for the six months ended September 30, 2022, largely due to increased credit losses. Similarly, the net charge-off percentage increased to 28.8% for the six months ended September 30, 2023 from 9.4% for the six months ended September 30, 2022.

Interest Expense

Interest expense decreased to $0.8 million for the six months ended September 30, 2023 from $1.5 million for the six months ended September 30, 2022, primarily due to a reduction in outstanding debt. The following table summarizes the Company’s average cost of borrowed funds:

	Six months ended September 30,
	2023	2022
Variable interest under the Line of Credit	5.04%	1.41%
Credit spread under the Line of Credit	3.35%	2.25%
Average cost of borrowed funds	8.39%	3.66%

Income Taxes

The Company recorded an income tax benefit of $0 for the six months ended September 30, 2023 compared to an income tax benefit of approximately $1.6 million for the six months ended September 30, 2022. The Company’s effective tax rate decreased to 0.0% for the six months ended September 30, 2023 from 24.4% for the six months ended September 30, 2022. The lower effective tax rate for the six months ended September 30, 2023 is primarily attributable to the establishment of a valuation allowance subsequent to September 30, 2022.

Contract Procurement

As of September 30, 2023, the Company purchased Contracts in the states listed in the table below. The Contracts purchased by the Company are predominantly for used vehicles for the three-month and six-month periods ended September 30, 2023 and 2022, less than 1% were for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of September 30,	Three months ended September 30,		Six months ended September 30,
	2023	2023	2022	2023	2022
State	Number of branches	Net Purchases (In thousands)		Net Purchases (In thousands)
FL	-	$321	$3,878	$985	$8,627
OH	-	1,291	3,219	2,821	6,202
GA	-	—	1,928	—	4,687
KY	-	446	1,120	704	2,621
MO	-	—	1,159	—	2,549
NC	-	161	1,910	237	3,750
IN	-	42	1,008	105	2,118
SC	-	282	977	411	2,318
AL	-	—	1,460	—	2,526
MI	-	—	64	—	514
NV	-	—	535	—	1,103
TN	-	—	619	—	915
IL	-	—	463	—	952
PA	-	—	466	—	1,080
TX	-	—	68	—	594
WI	-	—	80	—	344
ID	-	—	40	—	335
UT	-	—	23	—	94
AZ	-	—	65	—	89
KS	-	—	-	—	18
Total	-	$2,543	$19,082	$5,263	$41,436

	Three months ended September 30, (Purchases in thousands)		Six months ended September 30, (Purchases in thousands)
Contracts	2023	2022	2023	2022
Purchases	$2,543	$19,082	$5,263	$41,436
Average APR	22.3%	22.7%	22.2%	22.8%
Average discount	6.3%	6.4%	6.1%	6.5%
Average term (months)	49	48	50	48
Average amount financed	$12,167	$11,964	$12,294	$11,758
Number of Contracts	209	1,595	428	3,530

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended September 30, (Originations in thousands)		Six months ended September 30, (Originations in thousands)
Originated	2023	2022	2023	2022
Purchases/Originations	N/A	$6,527	N/A	$14,742
Average APR	N/A	30.3%	N/A	30.8%
Average term (months)	N/A	25	N/A	25
Average amount financed	N/A	$4,574	N/A	$4,351
Number of loans	N/A	1,427	N/A	3,417

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Six months ended September 30, (In thousands)
	2023	2022
Cash provided by (used in):
Operating activities	$1,453	$(970)
Investing activities	23,994	(1,279)
Financing activities	(25,250)	(1,023)
Net increase (decrease) in cash	$197	$(3,272)

The Company’s primary use of working capital for the six months ended September 30, 2023 was payments related to servicing the loans and repayment of the Company’s line of credit.

Please refer to “Note 5 – in the Annual Report on Form 10-K” for disclosure on the Company’s prior credit facility with Wells Fargo under the WF Credit Agreement, which disclosure is incorporated herein by reference.

On January 18, 2023, the Company through its subsidiaries, entered into a Loan and Security Agreement (the “ WL Loan Agreement”) with Westlake, pursuant to which Westlake is providing the Company a senior secured revolving credit facility in the principal amount of up to $50 million (the “WL Credit Facility”).

The availability of funds under the WL Credit Facility is generally limited to an advance rate of between 70% and 85% of the value of the Company's eligible receivables. Outstanding advances under the WL Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. Unused availability under the WL Credit Agreement will accrue interest at a low interest rate. The commitment period for advances under the WL Credit Facility is two years. We refer to the expiration of that time period as the “Maturity Date.”

The WL Loan Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, and sales of assets. The WL Loan Agreement also requires the Company to maintain (i) a minimum tangible net worth equal to the lower of $40 million and an amount equal to 60% of the outstanding balance of the WL Credit Facility and (ii) an excess spread ratio of no less than 8.0%. Pursuant to the WL Loan Agreement, the Company granted a security interest in substantially all of their assets as collateral for their obligations under the WL Credit Facility. If an event of default occurs, Westlake could increase borrowing costs, restrict the Company's ability to obtain additional advances under the WL Credit Facility, accelerate all amounts outstanding under the WL Credit Facility, enforce their interest against collateral pledged under the WL Loan Agreement or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders. Subject to Company’s compliance with certain terms and conditions, the lender waived its rights and remedies under the Agreement applicable to the excess spread ratio covenant and collateral performance indicator through September 30, 2024.

If the Company prepays the loan and terminates the WL Credit Facility prior to the Maturity Date, then the Company would be obligated to pay Westlake a termination fee in an amount equal to a percentage of the average outstanding principal balance of the Wl Credit Facility during the immediately preceding 90 days. If the Company were to sell its accounts receivable to a third party prior to the Maturity Date, then the Company would be obligated to pay Westlake a fee in an amount equal to a specified percentage of the proceeds of such sale.

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

Significant Developments

See the disclosure in Note 12 – Subsequent Events to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance as of September 30, 2023 because of a material weakness in our internal control over financial reporting relating to the design of the controls over accounting for credit losses in accordance with FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (CECL), including the operation of these controls.

We are taking certain measures to remediate the material weakness related to the design of the controls related to application of the CECL accounting standard, including designing and implementing formal procedures and controls related to secondary review of data input, model calculations, journal entries, and financial statement disclosures.

While we believe that our efforts for remediation, once implemented, will improve the effectiveness of our internal control over financial reporting, these remediation efforts have been ongoing and will require more time to operate for management to be able to conclude that the design is effective to remediate the material weakness identified. We may conclude that additional measures will be necessary to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Notwithstanding the material weakness, the Company has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position and results of operations of the Company as of and for the three and six months ended September 30, 2023 in conformity with generally accepted accounting principles in the United States of America.

Changes in internal control over financial reporting

In connection with the adoption of CECL, management is in the process of establishing and is refining its internal procedures and controls to ensure finance receivables are appropriately accounted for in the accordance with FASB ASC Topic 326 and that required disclosures are complete and accurate. This includes procedures and controls over inputs and assumptions used in the estimation process, the use of third parties, and other risk-based considerations.

Other than as described above, during the most recent fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

See the disclosure in Note 9 – Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the Risk Factor below and the other information set forth in this Quarterly Report on Form 10-Q, especially in the section entitled “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements,” you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which could materially affect our business, financial condition or future results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As part of its restructuring and change in operating strategy, the Company has outsourced its servicing, collection and recovery operations and is substantially dependent on Westlake for the generation of revenue and debt financing.

As part of the Company’s restructuring and change in operating strategy, in December 2022, Westlake began servicing all receivables held by the Company under its Contracts and Direct Loans, except for charged-off and certain other receivables. The Company expects to add additional Contract receivables to the receivables pool covered under the Servicing Agreement with Westlake from time to time in the future, but will no longer originate Direct Loans. As a result, the Company has significantly reduced its footprint, closing all of its branches and retaining only 16 employees as of September 2023.

In January 2023, two of the Company’s subsidiaries entered into a WL Loan Agreement with Westlake, pursuant to which Westlake is providing a senior secured revolving credit facility in the principal amount of up to $50 million. This facility replaced the Company’s prior facility with Wells Fargo.

Additional details on the Servicing Agreement, restructuring activities and WL Loan Agreement are incorporated herein by reference to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring and Change in Operating Strategy” in this Quarterly Report on Form 10-Q.

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
•
the risk that the actual interest payments made by the Company under the WL Loan Agreement exceed the range estimated;
•
risks arising from the loss of control over servicing, collection or recovery processes that we have controlled in the past and potentially, termination of these services by Westlake (a failure of Westlake to perform their services under the Servicing Agreement or the WL Loan Agreement in a satisfactory manner may have a significant adverse effect on our business);
•
the risk that the actual costs of the restructuring activities in connection with the consolidation of workforce and closure of offices exceed the Company’s estimates or that such activities are not completed on a timely basis;
•
the risk that the Company underestimates the staffing and other resources needed to operate effectively after consolidating its workforce and closing offices;
•
uncertainties surrounding the Company’s success in developing and executing on a new business plan; and
•
uncertainties surrounding the Company’s ability to use any excess capital to increase shareholder returns, including without limitation, by acquiring loan portfolios or businesses or investing outside of the Company’s traditional business.

The materialization of any of these risks may adversely affect our results of operations or financial position, potentially to a material extent.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

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

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: November 14, 2023	/s/ Mike Rost
Mike Rost
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)