Form 10-Q
period 2023-12-31
NICHOLAS FINANCIAL INC
filed 2024-02-13
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

As of February 13, 2024, approximately 12.7 million common shares, no par value, of the Registrant were outstanding (of which 5.4 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.3 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2023 (Unaudited)	March 31, 2023
Assets
Cash and cash equivalents	$7,817	$454
Finance receivables held for sale, at a lower of amortized cost or fair value	50,306	—
Finance receivables, held for investments, net of unearned discounts and fees and accrued interest receivable	—	124,315
Less: Allowance for credit losses	—	(17,396)
Finance receivables, net	—	106,919
Repossessed assets held for sale, at a lower of carrying value or fair value less cost to sell	395	1,491
Prepaid expenses and other assets	390	316
Income taxes receivable	915	946
Property and equipment, net	168	222
Total assets	$59,991	$110,348
Liabilities and shareholders’ equity
Line of credit, net of debt issuance costs	$—	$28,936
Accounts payable, accrued expenses, and other liabilities	938	1,603
Total liabilities	938	30,539
Commitments and contingencies (see Note 9)
Shareholders’ equity
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,658 shares issued, 7,289 shares outstanding as of December 31, 2023 and March 31, 2023	35,267	35,223
Treasury stock: 5,368 common shares, at cost	(76,794)	(76,794)
Retained earnings	100,580	121,380
Total shareholders’ equity	59,053	79,809
Total liabilities and shareholders’ equity	$59,991	$110,348

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Interest and fee income on finance receivables	$4,954	$11,268	$18,367	$35,580
Expenses:
Marketing	22	177	88	1,086
Administrative	3,906	9,398	12,328	25,066
Provision for credit losses	(10,482)	10,730	2,570	23,280
Fair value and other adjustments, net	23,110	—	23,110	—
Depreciation and amortization of intangibles	22	97	66	339
Interest expense	68	1,239	826	2,782
Total expenses	16,646	21,641	38,988	52,553
Income from securities:
Net gain on equity investments	—	—	—	66
Income from cash equivalents	31	—	31	—
Total income from securities	31	—	31	66
Loss before income taxes	(11,661)	(10,373)	(20,590)	(16,907)
Income tax expense	—	3,000	—	1,415
Net loss	$(11,661)	$(13,373)	$(20,590)	$(18,322)
Loss per share:
Basic	$(1.60)	$(1.85)	$(2.83)	$(2.49)
Diluted	$(1.60)	$(1.85)	$(2.83)	$(2.49)

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands)

	Three Months Ended December 31, 2023
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at September 30, 2023	7,289	$35,266	$(76,794)	$112,241	$70,713
Share-based compensation	—	1	—	—	1
Net loss	—	—	—	(11,661)	(11,661)
Balance at December 31, 2023	7,289	$35,267	$(76,794)	$100,580	$59,053

	Three Months Ended December 31, 2022
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at September 30, 2022	7,309	$35,172	$(76,684)	$150,550	$109,038
Issuance of restricted stock awards	—	—	—	—	—
Share-based compensation	—	25	—	—	25
Treasury stock	(19)	—	(110)	—	(110)
Net loss	—	—	—	(13,373)	(13,373)
Balance at December 31, 2022	7,290	$35,197	$(76,794)	$137,177	$95,580

	Nine Months Ended December 31, 2023
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2023	7,289	$35,223	$(76,794)	$121,380	$79,809
Cumulative effect of adoption of ASU 2016-13, net of tax	—	—	—	(210)	(210)
Share-based compensation	—	44	—	—	44
Net loss	—	—	—	(20,590)	(20,590)
Balance at December 31, 2023	7,289	$35,267	$(76,794)	$100,580	$59,053

	Nine Months Ended December 31, 2022
	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2022	7,546	$35,292	$(74,405)	$155,499	$116,386
Issuance of restricted stock awards	11	—	—	—	—
Cancellation of restricted stock awards	(26)	(175)	—	—	(175)
Share-based compensation	—	80	—	—	80
Treasury stock	(241)	—	(2,389)	—	(2,389)
Net loss	—	—	—	(18,322)	(18,322)
Balance at December 31, 2022	7,290	$35,197	$(76,794)	$137,177	$95,580

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(20,590)	$(18,322)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization of intangibles	66	339
Amortization of debt issuance costs	70	124
Non-cash lease expense	36	1,427
Net loss on disposal of property and equipment	10	650
Net gain on equity investments	—	(66)
Fair value and other adjustments, net	23,110	—
Provision for credit losses	2,570	23,280
Amortization of dealer discounts	(2,660)	(4,632)
Amortization of insurance and fee commissions	(1,802)	(2,395)
Accretion of purchase price discount	(54)	(119)
Deferred income taxes	—	1,385
Cancellations of restricted stock awards	—	(175)
Principal reduction on operating lease liabilities	(37)	—
Share-based compensation	44	80
Changes in operating assets and liabilities:
Accrued interest receivable	895	(588)
Prepaid expenses and other assets	(27)	(100)
Accounts payable, accrued expenses, and other liabilities	(627)	(2,453)
Income taxes receivable	31	44
Net cash provided by (used in) operating activities	1,035	(1,521)
Cash flows from investing activities:
Purchase and origination of finance receivables	(5,515)	(61,769)
Principal payments received and proceeds from repossessed assets held for sale	40,955	75,309
Purchases of equity investments	—	(7,237)
Proceeds from sale of equity investments	—	7,303
Payments for property and equipment	(13)	—
Net cash provided by investing activities	35,427	13,606
Cash flows from financing activities:
Repayments on credit facilities	(29,100)	(27,800)
Proceeds from credit facilities	—	17,800
Payment of loan originations fees	—	(313)
Repayment of PPP Loan	—	(3,244)
Repurchases of treasury stock	—	(2,389)
Net cash used in financing activities	(29,100)	(15,946)
Net increase (decrease) in cash and cash equivalents	7,362	(3,861)
Cash and cash equivalents, at the beginning of period	454	4,775
Cash and cash equivalents, at the end of period	$7,817	$914
Supplemental disclosure of cash flow information:
Interest paid	$975	$2,532
Income taxes paid	—	24
Transfer of finance receivables to repossessed assets	14,034	6,446

See Notes to the Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

Nicholas Financial, Inc. (“Nicholas Financial – Canada”) is a Canadian holding company incorporated under the laws of British Columbia with several wholly-owned United States subsidiaries, including Nicholas Financial, Inc., a Florida corporation (“NFI”). The accompanying condensed consolidated balance sheet as of December 31, 2023, and the accompanying unaudited interim condensed consolidated financial statements of Nicholas Financial – Canada, and its wholly-owned subsidiaries (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder. Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023 as filed with the Securities and Exchange Commission on June 27, 2023. The March 31, 2023 consolidated balance sheet included herein has been derived from the March 31, 2023 audited consolidated balance sheet included in the aforementioned Form 10-K.

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

As previously disclosed in the Company’s Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission on November 22, 2023, as amended on January 10, 2024 and January 29, 2024, the Company is seeking shareholder approval for the sale of all or substantially all of the Company's undertaking, consisting of automobile finance installment contracts, pursuant to the terms of a Master Asset Purchase Agreement dated as of November 13, 2023 between the Company and Westlake Services, LLC dba Westlake Financial, a California limited liability company (the “Loan Portfolio Sale”). The Company is pursuing the Loan Portfolio Sale for a number of reasons consistent with its previously disclosed evolving restructuring plan. Management believes the Loan Portfolio Sale will free up capital and permit the Company to allocate excess capital and utilize net operating losses to increase shareholder returns, whether by acquiring businesses or by investing outside of the Company's traditional business. Assuming closing of the Loan Portfolio Sale, the Board of Directors intends to explore strategic alternatives for the use of the net proceeds from the sale and seek to maximize the value of deferred tax assets, including net operating losses, available to the Company.

The Company adopted ASU 2016-13 on April 1, 2023 (see Note 2), and consequently utilized the current expected credit losses model through October 31, 2023, by applying a discounted cash flow methodology to its financial assets, measured at amortized cost over the life of the financial assets.

On November 1, 2023, concurrent with the decision to sell the portfolio, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. As a result of this reclassification, the Company eliminated the allowance for credit losses under Accounting Standards Codification (ASC) 326 which resulted in a reversal of previously recorded provisions for credit losses for the three and nine months ended December 31, 2023. The Company compared the fair value and amortized cost of finance receivables held for sale and recorded a held for sale valuation allowance through earnings to reduce the amortized cost basis to fair value as of December 31, 2023.

The Company estimates the fair value of these loans held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts, and servicing costs. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. The Company management also reviews the key assumptions used in arriving at the final estimates related to the fair value of these loans held for sale. Significant increases or decreases in any of those assumptions in isolation could result in a significantly lower (higher) fair value measurement.

Reclassifications

In certain instances, amounts reported in the prior year financial statements have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on previously reported net income (loss)

Note 2. Accounting Standards Recently Adopted or Applied

Cash Equivalents

Short-term highly liquid investments with a maturity date that was 3 months or less at the time of purchase are treated as cash equivalents. Amounts earned from cash equivalents are presented separately in the unaudited Condensed Consolidated Statements of Income (Loss).

Allowance for Credit Losses (ACL)

In June 2016, the Financial Accounting Standard Board (FASB) issued the Accounting Standards Update (ASU) 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU also requires additional disclosures related to estimates and judgments used to measure all expected credit losses.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a customer results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a customer experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. This ASU became effective for us on April 1, 2023. We adopted this guidance in the first quarter of fiscal 2024 using the modified retrospective method. Adoption of this standard did not have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.

The Company does not believe there are any other recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s consolidated financial statements.

Finance Receivables Held for Sale

Finance Receivables are reclassified to held for sale at the point the criteria for changing classification is met (when the Company decides to sell finance receivables that were originally classified as held for investment). The previously recorded allowance for credit losses, under Topic 326, associated with the reclassified finance receivables (after applying the write off policy) is released and an offsetting entry recorded to the provision for credit losses. This has had the effect of reversing the pre-transfer held for investment allowance for credit losses through the provision. Finance receivables held for sale are carried at the lower of amortized cost bosis or fair value which generally established a new held for sale valuation allowance through earnings in the same reporting period. Changes in the held for sale valuation allowance are recorded through earnings along with charge offs and recoveries as "Fair value and other adjustments net" in the unaudited Condensed Consolidated Statements of Income (Loss).

Note 3. Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. The Company's participating securities are non-vested restricted shares which are not required to share losses, and accordingly, are not allocated losses in periods of net loss. Diluted earnings per share include the dilutive effect of additional potential common shares from stock compensation awards. For the three and nine months ended December 31, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 10 thousand shares from options to purchase common shares. For the three and nine months ended December 31, 2022, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 10 thousand shares from options to purchase common shares. Earnings per share is computed based on the following weighted average number of common shares outstanding:

	Three months ended December 31, (In thousands, except per share amounts)		Nine months ended December 31, (In thousands, except per share amounts)
	2023	2022	2023	2022
Numerator
Net loss per consolidated statements of income	$(11,661)	$(13,373)	$(20,590)	$(18,322)
Percentage allocated to shareholders *	100.0%	100.0%	100.0%	100.0%
Numerator for basic and diluted earnings per share	$(11,661)	$(13,373)	$(20,590)	$(18,322)

Denominator
Denominator for basic earnings per share - weighted-average shares outstanding	7,286	7,219	7,285	7,349
Dilutive effect of stock options	—	—	—	—
Denominator for diluted earnings per share	7,286	7,219	7,285	7,349

Per share loss from continuing operations
Basic	$(1.60)	$(1.85)	$(2.83)	$(2.49)
Diluted	(1.60)	(1.85)	(2.83)	(2.49)

* Basic weighted-average shares outstanding	7,286	7,219	7,285	7,349
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,287	7,219	7,285	7,349
Percentage allocated to shareholders	100.0%	100.0%	100.0%	100.0%

Note 4. Finance Receivables

Finance receivables held for investment, net consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	December 31, 2023	March 31, 2023
Finance receivables held for investment	$—	$128,170
Accrued interest receivable	—	1,932
Unearned dealer discounts	—	(4,286)
Unearned insurance commissions and fees	—	(1,419)
Unearned purchase price discount	—	(82)
Finance receivables held for investment, net of unearned discounts and fees and accrued interest receivable	—	124,315
Allowance for credit losses	—	(17,396)
Finance receivables held for investment, net	$—	$106,919

Finance receivables held for sale consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	December 31,	March 31,
	2023	2023
Finance receivables held for sale at amortized cost	$69,763	-
Held for sale allowance	(19,457)	-
Finance receivables held for sale at fair value	$50,306	$-

Contracts and Direct Loans each comprise a portfolio segment which consists of groups of loans sharing common risk factors. The following tables present selected information on the entire portfolio of the Company:

	As of December 31,	As of March 31,
Contract Portfolio	2023	2023
Average APR	22.7%	22.8%
Average discount	6.4%	6.8%
Average term (months)	49	49
Number of active contracts	9,088	14,081

	As of December 31,	As of March 31,
Direct Loan Portfolio	2023	2023
Average APR	27.3%	29.1%
Average term (months)	33	28
Number of active contracts	2,485	5,322

Allowance for Credit Losses (ACL) and Held for Sale Allowance

The Company adopted ASU 2016-13 on April 1, 2023, and consequently utilized the current expected credit losses model through October 31, 2023, by applying a Discounted Cash Flow (DCF) methodology to its financial assets, measured at amortized cost, over the life of those financial assets. Beginning on November 1, 2023, the Company is carrying its loan portfolio at the lower of amortized cost or fair value.

For the period from April 1, 2023 through October 31, 2023, the ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows of finance receivables. Provisions for credit losses were recorded in amounts sufficient to maintain an ACL at an adequate level to provide for estimated losses over the lives of the finance receivables. Portfolio segments are comprised of homogeneous loans sharing common risk factors. Accordingly, loans are not individually evaluated for collectability. Consistent with the application during prior reporting years, the Company continued charging credit losses against the allowance when the account reached 120 days contractually delinquent and any recoveries on finance receivables previously charged to the ACL were credited to the ACL when collected.

The Company used a DCF model to forecast expected credit losses. Historical information about losses generally provided a basis for the estimate of expected credit losses. The Company has utilized its own historical data as well as its peer group companies' data from FFIEC Call Report filings. This data was used to produce regression analyses designed to quantify the impact of reasonable and supportable forecasts in projective models.

The Company also considered the need to adjust historical information to reflect the extent to which conditions differed from the conditions that existed for the period over which historical information was evaluated. These adjustments to historical loss information may be qualitative or quantitative in nature. The Company considered changes in international, national, regional and local conditions, changes in the volume and severity of past due loans, portfolio bankruptcy trends, maturity terms extensions, changes in the value of underlying collateral for collateral dependent loans, the effect of other external factors, such as competition, legal and regulatory requirements on the level of estimated credit losses, the existence and effect of any concentrations of credit and changes in the levels of such concentrations, changes in the nature and volume of the portfolio and terms of loans, changes in the quality of the loan review system, changes in the experience, depth, and ability of lending management, and reasonable and supportable economic forecasts, which covered the lives of the finance receivables.

The Company discounted expected cash flows at the financial asset’s effective interest rate. The effective interest rate is defined in ASC 326 as the contractual interest rate adjusted for any net deferred fees or costs, premium, or discount existing at the origination or acquisition of the financial assets. For the Company, this was calculated using adjusted contractual cash flows relative to the amortized cost. The Company also considered prepayment and curtailment effects in calculation of its effective interest rate.

According to ASC 326-20-30-9, estimating expected credit losses is highly judgmental and requires management to produce reasonable and supportable forecasts of expected credit losses. The Company elected to forecast the first four quarters of the credit loss estimate and revert to a long-run average of each considered economic factor as permitted in ASC 326-20-30-9. Based on the final values in the forecast and the uncertainty of a post-pandemic recovery, management elected to revert over four quarters. The Company also used information provided by the Federal Open Market Committee (FOMC) to obtain various forecasts for unemployment rate and gross domestic product, as well as other economic factors that were considered as part of its ACL calculations.

The Company elected not to measure an allowance on accrued interest which is included as a component of amortized cost and limited to performing accounts, defined as an account that is less than 61 days past due. Accrual of interest income on finance receivables is suspended when a loan was contractually delinquent for 61 days or more, or the collateral is repossessed, whichever is earlier. Consistent with the application in the prior reporting periods, the Company continued timely reversing of the accrual of interest income when the loan was contractually delinquent 61 days or more. All of these accounts were accounted for in the calculation for allowance for credit losses.

The Company defines a non-performing asset as one that is 61 or more days past due, a Chapter 7 bankruptcy account, or a Chapter 13 bankruptcy account that has not been confirmed by the courts, for which the accrual of interest income is suspended. Upon confirmation of a Chapter 13 bankruptcy account, the account is immediately charged-off. Upon notification of a Chapter 7 bankruptcy, an account is monitored for collectability. In the event the debtors’ balance is reduced by the bankruptcy court, the Company records a loss equal to the amount of principal balance reduction. The remaining balance is reduced as payments are received. In the event an account is dismissed from bankruptcy, the Company will decide whether to begin repossession proceedings or to allow the customer to make regularly scheduled payments.

Prior to adoption of ASU 2016-13 the Company was periodically evaluating the composition of the portfolio, current economic conditions, the estimated net realizable value of the underlying collateral, historical loan loss experience, delinquency, non-performing assets, and bankrupt accounts when determining management’s estimate of probable credit losses and the adequacy of the allowance for credit losses. Management utilized significant judgment in determining probable incurred losses and in identifying and evaluating qualitative factors. This approach aligned with the Company’s lending policies and underwriting standards. If the allowance for credit losses is determined to be inadequate, then an additional charge to the provision is recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio.

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

As of November 1, 2023, concurrent with the decision to sell the portfolio, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. As a result of this reclassification, the Company eliminated the allowance for credit losses established under ASC 326 which resulted in a reversal of previously recorded provisions for credit losses for the period from April 1, 2023 through October 31, 2023. The Company compared the fair value and amortized cost of finance receivables held for sale and recorded a held for sale valuation allowance of $19.5 million through earnings to reduce the amortized cost basis to fair value as of December 31, 2023.

The following table sets forth a reconciliation of the changes in the allowance for credit losses under ASC 326 on Contracts and Direct Loans for the three and nine months ended December 31, 2023 and 2022 (in thousands):

	Three months ended December 31, 2023			Nine months ended December 31, 2023
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Consolidated
Balance at beginning of period, prior to adoption of ASU 2016-13	$12,189	$1,068	$13,257	$16,265	$1,131	$17,396
Impact of adoption of ASU 2016-13	—	—	—	(562)	772	210
Provision for credit losses (1)	1,588	183	1,771	12,713	2,110	14,823
Charge-offs	(3,041)	(369)	(3,410)	(21,337)	(3,495)	(24,832)
Recoveries	553	82	635	4,210	446	4,656
Reversal of allowance for credit losses (2)	(11,289)	(964)	(12,253)	(11,289)	(964)	(12,253)
Balance at December 31, 2023	$—	$—	$—	$—	$—	$—

	Three months ended December 31, 2022			Nine months ended December 31, 2022
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Consolidated
Balance at beginning of period	$5,088	$2,003	$7,091	$1,960	$989	$2,949
Provision for credit losses	9,132	1,598	10,730	19,747	3,533	23,280
Charge-offs	(7,077)	(1,056)	(8,133)	(17,266)	(2,050)	(19,316)
Recoveries	1,240	24	1,264	3,942	97	4,039
Balance at December 31, 2022	$8,383	$2,569	$10,952	$8,383	$2,569	$10,952

(1)
Provision for credit losses and reversal of allowance for credit losses is presented net as "Provision for credit losses" in the Condensed Consolidated Statements of Income (Loss).
(2)
Amounts shown represents charge-off through October 31, 2023. Since November 1, 2023 charge-offs are included in "Fair value and other adjustment, net" in the Condensed Consolidated Statements of Income (Loss).

The following table presents gross charge-offs and recoveries by receivable origination year for total portfolio:

	(In thousands)
	Three months ended December 31, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$88	$—	$88
2023	1,256	138	1,118
2022	1,294	216	1,078
2021	363	109	254
2020	215	42	173
Prior	194	130	64
Total	$3,410	$635	$2,775

	(In thousands)
	Nine months ended December 31, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$113	$—	$113
2023	10,061	1,122	8,939
2022	9,448	1,496	7,952
2021	2,776	547	2,229
2020	1,209	506	703
Prior	1,225	985	240
Total	$24,832	$4,656	$20,176

The following table presents gross charge-offs and recoveries by receivable origination year for Contract segment of portfolio:

	(In thousands)
	Three months ended December 31, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$88	$—	$88
2023	1,072	100	972
2022	1,124	185	939
2021	350	102	248
2020	214	38	176
Prior	193	128	65
Total	$3,041	$553	$2,488

	(In thousands)
	Nine months ended December 31, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$113	$—	$113
2023	7,950	907	7,043
2022	8,127	1,320	6,807
2021	2,722	521	2,201
2020	1,201	489	712
Prior	1,224	973	251
Total	$21,337	$4,210	$17,127

The following table presents gross charge-offs and recoveries by receivable origination year for Direct segment of portfolio:

	(In thousands)
	Three months ended December 31, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$—	$—	$—
2023	184	38	146
2022	170	31	139
2021	13	7	6
2020	1	4	(3)
Prior	1	2	(1)
Total	$369	$82	$287

	(In thousands)
	Nine months ended December 31, 2023
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$—	$—	$—
2023	2,111	215	1,896
2022	1,321	176	1,145
2021	54	26	28
2020	8	17	(9)
Prior	1	12	(11)
Total	$3,495	$446	$3,049

The following table is an assessment of the credit quality by creditworthiness for finance receivables held for investment:

	(In thousands)
	December 31, 2023			March 31, 2023
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	$—	$—	$—	$101,856	$16,926	$118,782
Non-performing accounts	—	—	—	6,972	1,728	8,700
Total	—	—	—	108,828	18,654	127,482
Chapter 13 bankruptcy accounts	—	—	—	590	98	688
Finance receivables	$—	$—	$—	$109,418	$18,752	$128,170

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

The following tables present certain information regarding the delinquency rates experienced by the Company with respect to Contracts and Direct Loans, excluding Chapter 13 bankruptcy accounts:

	Contracts
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
December 31, 2023	$62,664	$7,741	$2,390	$1,353	$—	$11,484
		12.35%	3.81%	2.16%	0.00%	18.33%

March 31, 2023	$108,828	$10,083	$3,274	$3,698	$—	$17,055
		9.27%	3.01%	3.40%	0.00%	15.67%

	Direct Loans
	(In thousands, except percentages)
	Balance Outstanding	30 – 59 days	60 – 89 days	90 – 119 days	120+	Total
December 31, 2023	$8,319	$1,050	$310	$201	$—	$1,561
		12.62%	3.73%	2.42%	0.00%	18.76%

March 31, 2023	$18,654	$1,448	$654	$1,074	$—	$3,176
		7.76%	3.51%	5.76%	0.00%	17.03%

Note 5. Credit Facility

Westlake Credit Facility

The Credit Agreement with Westlake Capital Finance, LLC (the "WL Credit Agreement") contains customary events of default and covenants, including but not limited to financial and operating results around tangible net worth, collateral performance indicator, excess spread ratio. Subject to Company’s compliance with certain terms and conditions, the lender waived its rights and remedies under the WL Credit Agreement applicable to the excess spread ratio covenant and collateral performance indicator through September 30, 2024.

As of December 31, 2023, the Company had no aggregate outstanding indebtedness under the Westlake Capital Finance, LLC credit facility (the "WL Credit Facility"), compared to $28.9 million, net of debt issuance costs outstanding as of March 31, 2023. The Company fully paid the outstanding indebtedness under the WL Credit Facility as of October 27, 2023.

Note 6. Income Taxes

The Company recorded an income tax benefit of approximately $0 million for the three months ended December 31, 2023 compared to an income tax expense of approximately $3.0 million for the three months ended December 31, 2022. The Company’s effective tax rate decreased to 0.0% for the three months ended December 31, 2023 from -29.1% for the three months ended December 31, 2022.

The Company recorded an income tax benefit of $0 for the nine months ended December 31, 2023 compared to an income tax expense of approximately $1.4 million for the nine months ended December 31, 2022. The Company’s effective tax rate decreased to 0.0% for the nine months ended December 31, 2023 from -8.4% for the nine months ended December 31, 2022. The lower effective tax rate for the three and nine months ended December 31, 2023 is primarily attributable to the establishment of a valuation allowance as of December 31, 2022.

During the quarter ended December 31, 2022, the Company determined there was not sufficient positive evidence of future earnings to support a position that it will be able to realize its net deferred tax asset. The Company has significant negative evidence to overcome in the form of cumulative pre-tax losses from continuing operations. Therefore, it will continue to maintain a full valuation allowance on its U.S. federal and state net deferred tax asset. The Company does not have any material unrecognized tax benefits as of December 31, 2023.

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred income tax assets consist of the following:

	(In thousands)
	December 31, 2023	March 31, 2023

Valuation allowances on finance receivables	$4,777	$4,538
Share-based compensation	30	20
Federal and state net operating loss carryforwards	9,196	4,812
Right of use liability	33	43
Other items	29	87
Valuation allowance	(14,001)	(9,457)
Total deferred tax assets	64	43

Deferred tax liabilities
Right of use asset	33	43
Other items	31	-
Total deferred tax liabilities	64	43
Deferred income taxes	$-	$-

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of negative evidence evaluated was the cumulative pre-tax loss over the three-year period ended December 31, 2023, as a result of which, a full valuation allowance remained recorded against the Company’s net deferred tax asset.

The federal net operating loss ("NOL") generated beginning in 2021 and thereafter will carry forward indefinitely, while some state NOLs begin to expire March 31, 2039. As of December 31, 2023, the Company maintained a deferred income tax valuation allowance of $14.0 million, the remaining state gross NOL was $57.3 million, and the remaining federal gross NOL amounted to $36.2 million.

Note 7. Leases

The Company leases its corporate headquarters and central business operations hub. The Company’s headquarters is located in Clearwater, Florida. The current lease relating to this space was entered into effective February 1, 2023 and expires on January 31, 2026. The Company’s central business operations hub is located in Rock Hill, South Carolina. The current lease relating to this space was entered into effective March 20, 2023. The Company decided to terminate the lease for its central business operations hub as of January 31, 2024. Both of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on a rate or index that may change after the commencement date, other than the passage of time.

The Company’s lease liability was $0.1 million and $0.2 million as of December 31, 2023 and March 31, 2023, respectively. This liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. These lease liability amounts are included as part of other liabilities on Company's balance sheet. The lease asset was $0.1 million and $0.2 million as of December 31, 2023 and March 31, 2023, respectively. These lease asset amounts are included as part of other assets on Company's balance sheet.

Future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2023, are as follows:

in thousands
FY2024 (remaining three months)	$17
FY2025	69
FY2026	62
Total future minimum lease payments	148
Present value adjustment	(9)
Operating lease liability	$139

The following table reports information about the Company’s lease cost for the three months ended December 31, 2023 (in thousands):

Lease cost:

Operating lease cost	$16
Variable lease cost	1
Total lease cost	$17

The following table reports information about the Company’s lease cost for the three months ended December 31, 2022 (in thousands):

Lease cost:
Operating lease cost	$435
Variable lease cost	92
Total lease cost	$527

The following table reports other information about the Company’s leases for the three months ended December 31, 2023 (dollar amounts in thousands):

Operating Lease - Operating Cash Flows (Fixed Payments)	$16
Operating Lease - Operating Cash Flows (Liability Reduction)	$14
Weighted Average Lease Term - Operating Leases	2.4 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the three months ended December 31, 2022 (dollar amounts in thousands):

Operating Lease - Operating Cash Flows (Fixed Payments)	$457
Operating Lease - Operating Cash Flows (Liability Reduction)	$369
Weighted Average Lease Term - Operating Leases	3.9 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports information about the Company’s lease cost for the nine months ended December 31, 2023 (in thousands):

Lease cost:
Operating lease cost	$32
Variable lease cost	2
Total lease cost	$34

The following table reports information about the Company’s lease cost for the nine months ended December 31, 2022 (in thousands):

Lease cost:
Operating lease cost	$893
Variable lease cost	187
Total lease cost	$1,080

The following table reports other information about the Company’s leases for the nine months ended December 31, 2023 (dollar amounts in thousands):

Operating Lease - Operating Cash Flows (Fixed Payments)	$33
Operating Lease - Operating Cash Flows (Liability Reduction)	$28
Weighted Average Lease Term - Operating Leases	2.4 years
Weighted Average Discount Rate - Operating Leases	6.5%

The following table reports other information about the Company’s leases for the nine months ended December 31, 2022 (dollar amounts in thousands):

Operating Lease - Operating Cash Flows (Fixed Payments)	$902
Operating Lease - Operating Cash Flows (Liability Reduction)	$748
Weighted Average Lease Term - Operating Leases	3.9 years
Weighted Average Discount Rate - Operating Leases	6.5%

Note 8. Fair Value Disclosures

The Company’s financial instruments consist of cash and cash equivalents, finance receivables held for sale, finance receivables held for investment, and the WL Credit Facility. Finance receivables held for sale are measured at the lower of amortized cost or fair value. When the fair value of the finance receivables is less than the amortized cost basis, the Company records a valuation allowance which is a non-recurring fair value measurement. Repossessed assets are measured at the lower of carrying value or fair value less cost to sell. When the fair value less cost to sell of the repossessed assets is less than the carrying value, the Company records a valuation allowance which is a non-recurring fair value measurement.

The Company estimates the fair value of repossessed assets held for sale utilizing auction recoveries statistics, resulting in a classification within Level 3 of the valuation hierarchy, as further described below.

The Company estimates the fair value of finance receivables held for sale utilizing a discounted cash flow approach, which includes an evaluation of the underlying loan characteristics, as well as assumptions to determine the discount rate, credit mark, and prepayment forecasts. In determining the appropriate discount rate, prepayment and credit assumptions, the Company utilized its historical defaults and auction recoveries statistics, as well as publicly reported data for selected peers. Given the unobservable nature of these key inputs, these loans are therefore classified within Level 3 of the valuation hierarchy, as further described below. Significant increases (decreases) in the discount rate, in isolation, could result in a significantly lower (higher) fair value measurement.

Fair value is defined in FASB ASC Topic 820-10-20 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value also assumes that the reporting entity would sell the asset or transfer the liability in the principal or most advantageous market. Market participants are defined as buyers and sellers in the principal (or most advantageous) market for the asset or liability that have all of the following characteristics: 1) an unrelated party; 2) knowledgeable (having a reasonable understanding about the asset or liability and the transaction based on all available information, including information that might be obtained through due diligence efforts that are usual or customary); 3) able to transact; and 4) willing to transact (motivated but not forced or otherwise compelled to do so).

The FASB states that “valuation techniques that are appropriate in the circumstances and for which sufficient data are available shall be used to measure fair value.” The valuation techniques for measuring fair value are consistent with the three traditional approaches to value: the market approach, the income approach, and the cost or asset approach. The application of valuation techniques requires the use of common sense, informed judgment, and reasonableness based on the relevant facts and circumstances surrounding the analysis. There are relevant inputs (both observable and unobservable) that can be used in valuation based on the facts and circumstances. The FASB has defined a fair value hierarchy for these inputs which prioritizes the inputs into three broad levels:

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

The fair value of the Credit Facility as of December 31, 2023 was zero. The fair value of the Credit Facility, which was entered late in the prior year, was estimated to be equal to the book value at March 31, 2023 as the interest rate was a variable rate based on SOFR pricing options.

	(In thousands)
	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash
December 31, 2023	$1,219	$-	$-	$1,219	$1,219
March 31, 2023	$454	$-	$-	$454	$454
Cash equivalents:
December 31, 2023	$6,598	$-	$-	$6,598	$6,598
March 31, 2023	$-	$-	$-	$-	$-
Finance receivables:
December 31, 2023	$-	$-	$50,306	$50,306	$50,306
March 31, 2023	$-	$-	$105,971	$105,971	$106,919
Repossessed assets:
December 31, 2023	$-	$-	$395	$395	$395
March 31, 2023	$-	$-	$1,491	$1,491	$1,491
Credit Facility:
December 31, 2023	$-	$-	$-	$-	$-
March 31, 2023	$-	$-	$29,100	$29,100	$29,100

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Non-recurring fair value
Finance receivables held for sale	$50,306	Discounted Cash Flows	Discount Rate	16.4% - 17.6%	17.3%
Repossessed assets held for sale	395	Discounted Cash Flows	Discount Rate	16.4% - 17.6%	17.3%

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.

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

The following table summarizes treasury share transactions under the Company's stock repurchase program:

	Three months ended December 31, (In thousands)
	2023		2022
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	$(76,794)	5,349	$(76,684)
Treasury shares purchased	-	-	19	(110)
Treasury shares at the end of period	5,368	$(76,794)	5,368	$(76,794)

	Nine months ended December 31, (In thousands)
	2023		2022
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	$(76,794)	5,127	$(74,405)
Treasury shares purchased	-	-	241	(2,389)
Treasury shares at the end of period	5,368	$(76,794)	5,368	$(76,794)

For the three and nine months ended December 31, 2023, the Company did not repurchase any shares of its common stock.

Note 11. Restructuring Activities

Costs related to the Company's previously disclosed restructuring plan are summarized as follows:

	(In thousands)
	Total Cost Estimated	Incurred to Date	Remaining cost
Branch Closures	$3,213	$3,207	$6
Severance	570	570	-
Cease-use of contractual services	1,034	1,034	-
Professional fees	903	744	159
Other	26	12	14
Total restructuring cost	$5,746	$5,567	$179

Note 12. Subsequent Events

On January 26, 2024 the Company terminated the WL Credit Facility. The Company did not incur any termination penalties in connection with the termination of the WL Credit Facility.

The Company’s Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission on November 22, 2023, was amended on January 10, 2024 and January 29, 2024, and became effective on February 9, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate”, “estimate”, “expect”, "forecast", “will”, "would", “may”, “plan,” “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the “Company,” “we”, “us”, or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Quarterly Report may include, without limitation statements about (1) the closing of the transaction contemplated by the Master Asset Purchase Agreement with Westlake Services, LLC dba Westlake Financial ("Westlake Financial"); (2) the approval by the Court of the settlement of the litigation involving Mr. Jeremiah Gross; (3) the expected benefits, costs and timing of the Company’s restructuring and change in operating strategy, including its servicing arrangement with Westlake Portfolio Management, LLC (collectively with its affiliate Westlake Capital Finance, LLC, “Westlake”) (including without limitation the servicing fees, classified as administrative costs), its loan agreement with Westlake (the "WL Loan Agreement") (including without limitation anticipated interest payments thereunder), and its restructuring activities; (4) the availability and use of excess capital (including by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business); (5) the continuing impact of COVID-19 on our customers and our business after the termination or curtailment of governmental programs aimed at ameliorating such impact, (6) projections of revenue, income, and other items relating to our financial position and results of operations, (7) statements of our plans, objectives, strategies, goals and intentions, (8) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (9) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

•
the risk that the contemplated sale of substantially all of the Company’s assets to Westlake Financial may not close, or the risk that the anticipated short- and/or long-term benefits of such sale may not be realized, whether in whole or in part;
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
•
our ability to realize our intentions regarding strategic alternatives, including the failure to achieve anticipated synergies; and
•
the risk factors discussed under “Item 1A – Risk Factors” in our Annual Report on Form 10-K and under "RISK FACTORS" in our Proxy Circular/Prospectus contained in Amendment No. 2 to our Registration Statement on Form S-4 (Registration No. 333-275704) (the "Form S-4") filed with the SEC on January 29, 2024, and our other filings made with the U.S. Securities and Exchange Commission (“SEC”).

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

The Company does not intend to continue any significant Contract purchase and origination activities, except on a much smaller scale than it has historically, and its servicing, collections and recovery operations have been outsourced to Westlake. The Company has also ceased all originations of Direct Loans.

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

•optimizing our technology to better fit the Company’s restructured operations; and

•terminating our live checks program for prospective new customers

In fiscal 2023, the Company also restructured and consolidated its operations by closing all of its brick and mortar branch locations in 18 states — Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin. As a result, as of December 31, 2023, the Company only had two offices in two states – its headquarters in Florida and its central business operations hub in South Carolina.

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

On November 13, 2023, the Company and Nicholas Financial, Inc., a Florida corporation (“Nicholas”) and an indirect wholly-owned subsidiary of the Company, entered into a Master Asset Purchase Agreement (the “Purchase Agreement”) with Westlake Services, LLC dba Westlake Financial, a California limited liability company (“Westlake Financial”), pursuant to which the Company and Nicholas have agreed to sell, and Westlake Financial has agreed to purchase from the Company and Nicholas, substantially all of the Company’s and Nicholas’ assets, consisting of Nicholas’ motor vehicle retail installment sale contracts and unsecured consumer loan contracts (collectively, the “Contracts”) and the accounts receivable related to such Contracts (collectively, the “Receivables”). The Company is seeking shareholder approval for the closing of the transaction contemplated by the Purchase Agreement.

Westlake is an affiliate of Westlake Portfolio Management, LLC, a California limited liability company (“WPM”), and Nicholas entered into a Loan Servicing Agreement (the “Servicing Agreement”) with WPM on November 3, 2022, pursuant to which WPM commenced servicing of the Receivables under the Contracts in December 2022 and has continued such servicing to date. In connection with the entering into the Purchase Agreement, the Company has ceased new loans originations, and WPM is expected to continue to service such Receivables for Nicholas until the closing of the transaction contemplated by the Purchase Agreement. In addition to other customary closing conditions, the closing under the Purchase Agreement is subject to the approval of the shareholders of the Company. Assuming closing of the transaction contemplated by the Purchase Agreement, the Company intends to explore strategic alternatives for the use of the net proceeds of the asset sale and to seek to maximize the value of deferred tax assets available to the Company.

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

As of October 27, 2023 the Company repaid all of its outstanding debt under WL Credit facility with no prepayment penalty. The availability of funds under the WL Credit Facility is generally limited to an advance rate of between 70% and 85% of the value of the Company’s eligible receivables. Outstanding advances under the WL Credit Facility will accrue interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. Unused availability under the WL Credit Agreement will accrue interest at a low interest rate. The commitment period for advances under the WL Credit Facility is two years. We refer to the expiration of that time period as the “Maturity Date.”

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

If the Company terminates the WL Credit Facility prior to the Maturity Date, then the Company would be obligated to pay Westlake a termination fee in an amount equal to a percentage of the average outstanding principal balance of the WL Credit Facility during the immediately preceding 90 days. If the Company were to sell its accounts receivable to a third party prior to the Maturity Date, then the Company would be obligated to pay Westlake a fee in an amount equal to a specified percentage of the proceeds of such sale.

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

As of December 31, 2023, the Company had no aggregate outstanding indebtedness under the Westlake credit facility (the "WL Credit Facility"), compared to $28.9 million, net of debt issuance costs outstanding as of March 31, 2023. The Company fully paid the outstanding indebtedness under the WL Credit Facility as of October 27, 2023.

Critical Accounting Estimates

The Company’s critical accounting estimates (i.e., that involves a significant level of estimation uncertainty and has or is reasonably likely to have a material impact on the Company’s financial condition or results of operations) relates to (1) the allowance for credit losses under ASC 326, which reflects the difference between the amortized cost basis and the present value of the expected cash flows of finance receivables held for investment and (2) the determination of the fair value of finance receivables held for sale which determines the held for sale valuation allowance necessary to carry finance receivables held for sale at the lower of amortized cost or fair value.

There have been changes in our critical accounting policies from those disclosed in our Annual Report on 2023 Form 10-K related the following.

The Company's adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and -11 in November 2019, ASU 2020-02 in February 2020 and ASU 2022-02 in March 2022.

The Company's decision on November 1, 2023, to sell the portfolio. The Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. As a result of this reclassification, the Company eliminated the allowance for credit losses established under ASC 326 which resulted in a reversal of previously recorded provisions for credit losses for the period from April 1, 2023 through October 31, 2023.

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

Fair Value of Finance Receivables Held for Sale

Finance receivables held for sale, are carried at the lower of amortized cost basis or fair value which generally established a new held for sale valuation allowance through earnings in the same reporting period. The Company compared the fair value and amortized cost of finance receivables held for sale and recorded a held for sale valuation allowance through earnings to reduce the amortized cost basis to fair value as of December 31, 2023. The Company estimates the fair value of finance receivables held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded or /or interest rates currently being offered for similar products. Significant increases (decreases) in assumptions in isolation could results in a significantly lower (higher) fair value measurement. Changes in the held for sale valuation allowance are recorded through earnings along with charge offs and recoveries as "Fair value and other adjustments, net" in the unaudited Condensed Consolidated Statements of Income (Loss).

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

For the three months ended December 31, 2023, the dilutive loss per share was $1.60 as compared to dilutive loss per share of $1.85 for the three months ended December 31, 2022. Net loss was $11.7 million for the three months ended December 31, 2023 as compared to net loss of $13.4 million for the three months ended December 31, 2022. Interest and fee income on finance receivables decreased 55.8% to $5.0 million for the three months ended December 31, 2023, as compared to $11.3 million for the three months ended December 31, 2022.

The provisions for credit losses were reduced by the reversal of the allowance for credit losses, following the decision to reclass, the Company's loan portfolio from held for investment to held for sale. This led to a reversal of credit losses of $10.5 million and was offset by a fair value and other adjustments, net charge of $23.1 million for the three months ended December 31, 2023, which established an allowance to reduce finance receivables from amortized cost to fair value. This compares to a $10.7 million provision for credit losses expense and no fair value and other adjustments, net charges for the three months ended December 31, 2022.

For the nine months ended December 31, 2023, the dilutive loss per share was $2.83 as compared to dilutive loss per share of $2.49 for the nine months ended December 31, 2022. Net loss was $20.6 million for the nine months ended December 31, 2023 as compared to net loss of $18.3 million for the nine months ended December 31, 2022. Interest and fee income on finance receivables decreased 48.3% to $18.4 million for the nine months ended December 31, 2023, as compared to $35.6 million for the nine months ended December 31, 2022.

The provisions for credit losses were reduced by the reversal of the allowance for credit losses and resulted in a remaining provision for credit losses of $2.6 million for the nine months ended December 31, 2023. An additional charge of $23.1 million for fair value and other net adjustments was recorded for the nine months ended December 31, 2023. This compared to a $23.3 million provision for credit losses and no fair value and other adjustments, net charges for the nine months ended December 31, 2022.

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

	Three months ended December 31, (In thousands)		Nine months ended December 31, (In thousands)
	2023	2022	2023	2022
Portfolio Summary
Average finance receivables (1)	$70,204	$165,783	$96,291	$174,004
Average indebtedness (2)	$578	$52,577	$10,674	$59,739
Interest and fee income on finance receivables	$4,954	$11,268	$18,367	$35,580
Interest expense	68	1,239	826	2,782
Net interest and fee income on finance receivables	$4,886	$10,029	$17,541	$32,798
Gross portfolio yield (3)	28.23%	27.19%	25.43%	27.26%
Net charge-off percentage (4)	34.83%	16.57%	32.56%	8.79%

Note: All income performance indicators expressed as percentages have been annualized.

(1)
Average finance receivables represent the average of finance receivables throughout the period. (This is considered a non-GAAP financial measure).
(2)
Average indebtedness represents the average outstanding borrowings under the WL Credit Facility. (This is considered a non-GAAP financial measure).
(3)
Portfolio yield represents interest and fee income on finance receivables as a percentage of average finance receivables. (This is considered a non-GAAP financial measure).
(4)
Net charge-off percentage represents net charge-offs (charge-offs less recoveries) divided by average finance receivables outstanding during the period. (This is considered a non-GAAP financial measure).

Analysis of Credit Losses

Implementation of ASU 2016-13

On April 1, 2023 the Company adopted ASU 2016-13 as further described in "Significant Accounting Policies" to the unaudited Condensed Consolidated Financial Statements. Upon implementation of ASU 2016-13, the Company recognized a decrease to its opening retained earnings balance of approximately $0.2 million, which reflects an increase to the allowance for credit losses (ACL) of approximately $0.2 million.

ASU 2016-13 introduced a new accounting model to measure credit losses for financial assets measured at amortized costs. In contrast to the previous incurred loss model, ASU 2016-13 requires credit losses for financial assets measured at amortized cost to be determined based on the total current expected credit losses over the life of those financial assets or group of assets.

For the period from April 1, 2023 through October 31, 2023, preceding the decision to sell the portfolio, our process for determining the ACL considered a customer's willingness and ability to pay along with other risk characteristics, including loan size, effective interest rate, loan term, geographic location, expected loss patterns, loan modification programs and other macroeconomic factors. In addition to our quantitative ACL, we also incorporated qualitative adjustments that may relate to risks and changes in current economic conditions that may not be reflected in quantitatively derived results.

On November 1, 2023, concurrent with the decision to sell the portfolio, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. As a result of this reclassification, the Company eliminated the allowance for credit losses under ASC 326 which resulted in a reversal of previously recorded provisions for credit losses for the three and nine months ended December 31, 2023. The Company compared the fair value and amortized cost of finance receivables to held for sale and recorded a held for sale valuation allowance through earnings to reduce the amortized cost basis to fair value as of December 31, 2023.

The Company estimates the fair value of these finance receivables held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these finance receivables held for sale are held between Company management and external valuation specialists to review the key assumptions used in arriving at the final estimates. As such these finance receivables are therefore classified within Level 3 of the valuation hierarchy. Significant increases or decreases in any of those assumptions in isolation could result in a significantly lower or higher fair value measurement.

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

Beginning March 31, 2018, the Company allocated a specific reserve for the Chapter 13 bankruptcy accounts using a look back method to calculate the estimated losses. Based on this look back, management calculated a specific reserve of approximately $381 thousand for these accounts as of October 31, 2023.

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

The net charge-off percentage increased to 34.8% for the three months ended December 31, 2023, from 16.6% for the three months ended December 31, 2022. Similarly, the net charge-off percentage increased to 32.6% for the nine months ended December 31, 2023, from 8.8% for the nine months ended December 31, 2022, primarily driven by increased delinquencies and loan defaults. (See the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage.) Management attributes these increased delinquencies and loan defaults primarily to the fact that the beneficial impact of the government’s prior COVID-19-related assistance to the Company’s customers had subsided at a time when those customers began facing increased inflationary pressures affecting their cost of living, and expects that the net charge-off percentage will remain, for the foreseeable future, at levels higher than those experienced in prior years for the same reasons.

The delinquency percentage for Contracts more than 29 days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2023 was 18.3%, a decrease from 21.1% as of December 31, 2022. The delinquency percentage for Direct Loans more than 29 days past due, excluding Chapter 13 bankruptcy accounts, as of December 31, 2023 was 18.8%, a decrease from 19.5% as of December 31, 2022. While delinquency percentage declined for both Contracts and Direct Loans driven by the improvements in Company's collection practices, the customers continue experiencing market and economic pressure and its adverse impact on the consumers.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans.

Three months ended December 31, 2023 compared to three months ended December 31, 2022

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, which consist predominantly of finance charge income, decreased 55.8% to $5.0 million for the three months ended December 31, 2023, from $11.3 million for the three months ended December 31, 2022. The decrease was primarily due to a reduction in originations of Contracts and discontinued originating Direct Loans pursuant to the Company's restructuring plan.

The portfolio yield increased to 28.4% for the three months ended December 31, 2023, compared to 27.2% for the three months ended December 31, 2022. The improvement in the portfolio yield was driven by a reduction in interest cost after the Company repaid the WL Credit Facility.

Operating Expenses

Operating expenses decreased 59.2% to $4.0 million for the three months ended December 31, 2023, compared to $9.7 million for the three months ended December 31, 2022. The decrease in operating expenses was primarily attributable to the change in operating strategy and the restructuring plan the Company previously announced, which included outsourcing its servicing operations. These factors had a direct beneficial effect and led to the decrease in salary and wages as a result of the Company’s headcount reduction. Specifically, the Company reduced its payroll and employee related expenses by 76.9% to $0.7 million from $3.2 million for the three months ended December 31, 2023, and 2022, respectively, and branch related expenses, loan origination costs, and other administrative expenses, decreased by 49.1% to $3.2 million from $6.3 million for the three months ended December 31, 2023, and 2022, respectively. Following management’s decision to pursue the sale of the Company's loan portfolio, the Company discontinued loan originations and further reduced personnel, while its loan portfolio was serviced by a third-party provider.

Provision Expense and Fair Value and Other Net Adjustments

The provisions for credit losses were reduced by the reversal of the allowance for credit losses which resulted in reversal of credit losses of $10.5 million. This compared to a $10.8 million provision for credit losses expense for the three months ended December 31, 2022.

The reversal of the allowance for credit losses was offset by charges for fair value and other adjustments, net of $23.1 million for the three months ended December 31, 2023, which established a Held for sale valuation allowance to reduce finance receivables from amortized cost to fair value and includes charge-offs net of recoveries since November 1, 2023.

Interest Expense

Interest expense decreased to $0.1 million for the three months ended December 31, 2023 from $1.2 million for the three months ended December 31, 2022, primarily due to a reduction in outstanding debt. In October 2023 the Company paid off the WL Credit Facility. The following table summarizes the Company’s average cost of borrowed funds:

	Three months ended December 31,
	2023	2022
Variable interest under the Credit Facility	5.08%	2.14%
Credit spread under the Credit Facility	3.35%	2.25%
Average cost of borrowed funds	8.43%	4.39%

SOFR rates have increased to 5.1%, which represented the daily SOFR rate as required under the WL Credit Agreement, as of December 31, 2023 compared to 2.1% as of December 31, 2022 governed by the Wells Fargo Credit Facility.

Income Taxes

The Company recorded an income tax expense of approximately $0 million for the three months ended December 31, 2023 compared to an income tax expense of approximately $3.0 million for the three months ended December 31, 2022. The Company’s effective tax rate decreased to 0.0% for the three months ended December 31, 2023 from 29.1% for the three months ended December 31, 2022. The lower effective tax rate for the three months ended December 31, 2023 is primarily attributable to the establishment of a valuation allowance during the three months ended December 31, 2022.

Nine months ended December 31, 2023 compared to nine months ended December 31, 2022

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables decreased 48.3% to $18.4 million for the nine months ended December 31, 2023, as compared to $35.6 million for the nine months ended December 31, 2022. The decrease was primarily due to a reduction in originations of Contracts and discontinued originating Direct Loans pursuant to the Company's restructuring plan.

The portfolio yield decreased to 25.5% for the nine months ended December 31, 2023, compared to 27.3% for the nine months ended December 31, 2022. The portfolio yield was reduced primarily due to a decline in interest and fee income as the Company curtailed its loan origination tactics.

Operating Expenses

Operating expenses decreased 52.9% to $12.5 million for the nine months ended December 31, 2023, from $26.5 million for the nine months ended December 31, 2022. The decrease in operating expenses was primarily attributable to the restructuring initiative associated with branch closures and transition of the servicing process to Westlake under the Servicing Agreement. These factors had a direct beneficial effect and led to the decrease in salary and wages as a result of the Company’s headcount reduction.

Provision Expense and Fair Value and Other Net Adjustments

The provisions for credit losses were reduced by the reversal of the allowance for credit losses which resulted in a remaining provision expense of $2.6 million for the nine months ended December 31, 2023. This compared to a $23.3 million provision for credit losses expense for the nine months ended December 31, 2022.

In addition the Company record fair value and other adjustments, net charges of a $23.1 million for the nine months ended December 31, 2023, which established a held for sale valuation allowance to reduce finance receivables from amortized cost to fair value and includes charge-offs net of recoveries since November 1, 2023.

Interest Expense

Interest expense decreased to $0.8 million for the nine months ended December 31, 2023 from $2.8 million for the nine months ended December 31, 2022, primarily due to a reduction and subsequent full liquidation of the Company's outstanding debt. The following table summarizes the Company’s average cost of borrowed funds:

	Nine months ended December 31,
	2023	2022
Variable interest under the Line of Credit	5.05%	1.41%
Credit spread under the Line of Credit	3.35%	2.25%
Average cost of borrowed funds	8.40%	3.66%

Income Taxes

The Company recorded an income tax expense of $0 for the nine months ended December 31, 2023 compared to an income tax expense of approximately $1.4 million for the nine months ended December 31, 2022. The Company’s effective tax rate decreased to 0.0% for the nine months ended December 31, 2023 from 8.4% for the nine months ended December 31, 2022. The lower effective tax rate for the three and nine months ended December 31, 2023 is primarily attributable to the establishment of a valuation allowance subsequent to December 31, 2022.

Contract Procurement

As previously disclosed in the Company’s Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission on November 22, 2023, as amended on January 10, 2024 and January 29, 2024, which became effective on February 9, 2024, the Company is seeking shareholder approval for the sale of all or substantially all of the Company's undertaking, consisting of automobile finance installment contracts, pursuant to the terms of a Master Asset Purchase Agreement dated as of November 13, 2023 between the Company and Westlake Services, LLC dba Westlake Financial, a California limited liability company ("Loan Portfolio Sale"). Following the decision to pursue the Loan Portfolio Sale, the Company discontinued loan originations during the three months ended December 31, 2023.

As of December 31, 2023, the Company purchased Contracts in the states listed in the table below. The Contracts purchased by the Company were predominantly for used vehicles for the three-month and nine-month periods ended December 31, 2023 and 2022, with less than 1% for new vehicles.

The following tables present selected information on Contracts purchased by the Company.

	As of December 31,	Three months ended December 31,		Nine months ended December 31,
	2023	2023	2022	2023	2022
State	Number of branches	Net Purchases (In thousands)		Net Purchases (In thousands)
FL	-	$63	$955	$1,048	$9,582
OH	-	108	571	2,929	6,773
GA	-	—	416	—	5,103
KY	-	36	175	740	2,796
MO	-	—	292	—	2,841
NC	-	—	227	237	3,977
IN	-	—	208	105	2,326
SC	-	45	575	456	2,893
AL	-	—	393	—	2,919
MI	-	—	35	—	549
NV	-	—	47	—	1,150
TN	-	—	288	—	1,203
IL	-	—	157	—	1,109
PA	-	—	59	—	1,139
TX	-	—	—	—	594
WI	-	—	—	—	344
ID	-	—	8	—	343
UT	-	—	8	—	102
AZ	-	—	39	—	128
KS	-	—	57	—	75
Total	-	$252	$4,510	$5,515	$45,946

	Three months ended December 31, (Purchases in thousands)		Nine months ended December 31, (Purchases in thousands)
Contracts	2023	2022	2023	2022
Purchases	$252	$4,511	$5,515	$45,947
Average APR	21.9%	22.4%	22.1%	22.7%
Average discount	6.6%	6.8%	6.3%	6.6%
Average term (months)	51	48	50	48
Average amount financed	$12,600	$11,778	$12,396	$11,765
Number of Contracts	20	383	448	3,913

Direct Loan Origination

The following table presents selected information on Direct Loans originated by the Company.

Direct Loans	Three months ended December 31, (Originations in thousands)		Nine months ended December 31, (Originations in thousands)
Originated	2023	2022	2023	2022
Purchases/Originations	N/A	$1,080	N/A	$15,822
Average APR	N/A	29.6%	N/A	30.4%
Average term (months)	N/A	27	N/A	26
Average amount financed	N/A	$4,128	N/A	$4,277
Number of loans	N/A	245	N/A	3,662

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Nine months ended December 31, (In thousands)
	2023	2022
Cash provided by (used in):
Operating activities	$1,035	$(1,521)
Investing activities	35,427	13,606
Financing activities	(29,100)	(15,946)
Net increase (decrease) in cash and cash equivalents	$7,362	$(3,861)

The Company’s primary use of working capital for the nine months ended December 31, 2023 was payments related to servicing the loans and repayment of the Company’s line of credit.

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

If the Company terminates the WL Credit Facility prior to the Maturity Date, then the Company would be obligated to pay Westlake a termination fee in an amount equal to a percentage of the average outstanding principal balance of the WL Credit Facility during the immediately preceding 90 days. If the Company were to sell its accounts receivable to a third party prior to the Maturity Date, then the Company would be obligated to pay Westlake a fee in an amount equal to a specified percentage of the proceeds of such sale.

As of December 31, 2023, the Company had no aggregate outstanding indebtedness under the Westlake credit facility (the "WL Credit Facility"), compared to $28.9 million, net of debt issuance costs outstanding as of March 31, 2023. The Company fully paid the outstanding indebtedness under the WL Credit Facility as of October 27, 2023.

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

None

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2023.

We have previously identified material weakness in our internal control over financial reporting relating to the design of the controls over accounting for credit losses in accordance with FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (CECL), including the operation of these controls.

Prior to October 31, 2023 we have implemented certain measures to remediate the material weakness related to the design of the controls related to application of the CECL accounting standard, including designing and implementing formal procedures and controls related to secondary review of data input, model calculations, journal entries, and financial statement disclosures.

We believe that changes implemented in internal controls designed for the financial reporting of finance receivables held to maturity have improved the effectiveness of our internal control over financial reporting and addressed the material weakness identified. The weakness could not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls were operating effectively through October 31, 2023.

On November 1, 2023, the Company reclassified its finance receivables to held for sale and consequently designed and implemented an effective set of controls over financial reporting to ensure finance receivables were appropriately accounted for in the accordance with FASB ASC Topic 820 and that required disclosures are complete and accurate.

The Company has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position and results of operations of the Company as of and for the three and nine months ended December 31, 2023 in conformity with generally accepted accounting principles in the United States of America.

Changes in internal control over financial reporting

In connection with the transfer of the finance receivable portfolio from held for investment to held for sale, management established and is refined its internal procedures and controls to ensure finance receivables were appropriately accounted for at the lower of amortized cost or fair value and that required disclosures are complete and accurate. This includes procedures and controls over inputs and assumptions used in the estimation process for determine fair value of the finance receivables, the use of third parties, and other risk-based considerations.

Other than as described above, during the most recent fiscal quarter, there has not been any change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

See the disclosure in Note 9 – Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the Risk Factor below and the other information set forth in this Quarterly Report on Form 10-Q, especially in the section entitled “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements,” you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and the factors discussed under “RISK FACTORS” in the Company’s Form S-4 filed with the SEC on January 29, 2024, which could materially affect our business, financial condition or future results of operations. The risks described in the Annual Report on Form 10-K and in the Form S-4 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As part of its restructuring and change in operating strategy, the Company has outsourced its servicing, collection and recovery operations and is substantially dependent on Westlake for the generation of revenue and debt financing.

As part of the Company’s restructuring and change in operating strategy, in December 2022, Westlake began servicing all receivables held by the Company under its Contracts and Direct Loans, except for charged-off and certain other receivables. The Company expects to add additional Contract receivables to the receivables pool covered under the Servicing Agreement with Westlake from time to time in the future, but will no longer originate Direct Loans. As a result, the Company has significantly reduced its footprint, closing all of its branches and retaining only 8 employees as of December 2023.

In January 2023, two of the Company’s subsidiaries entered into the WL Loan Agreement with Westlake, pursuant to which Westlake is providing a senior secured revolving credit facility in the principal amount of up to $50 million. This facility replaced the Company’s prior facility with Wells Fargo.

Additional details on the Servicing Agreement, restructuring activities and the WL Loan Agreement are incorporated herein by reference to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restructuring and Change in Operating Strategy” in this Quarterly Report on Form 10-Q.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[1]	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Inline XBRLTaxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1 This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

(Registrant)

Date: February 13, 2024	/s/ Mike Rost
Mike Rost
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2024	/s/ Irina Nashtatik
Irina Nashtatik
Chief Financial Officer
(Principal Financial Officer)