Form 10-K
period 2024-03-31
NICHOLAS FINANCIAL INC
filed 2024-07-01
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-26680

NICHOLAS FINANCIAL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	59-2506879
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26133 US Hwy 19 North, Suite 300 Clearwater, Florida	33763
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 726-0763

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NICK	NASDAQ Global Select Market

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

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on September 30, 2023, was approximately $34.8 million.

The number of shares of Registrant’s Common Stock outstanding as of June 28, 2024 was approximately 12.7 million shares, $0.01 par value per share (of which approximately 5.4 million shares were held by the Registrant’s principal operating subsidiary and pursuant to applicable law, not entitled to vote and approximately 7.3 million shares were entitled to vote).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement and Information Circular for the 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

Forward-Looking Information

This Annual Report on Form 10-K (this “Report” or “Annual Report”) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on management’s current beliefs and assumptions, as well as information currently available to management. When used in this document, the words “anticipate,” “estimate,” “expect,” “will,” “may,” “plan,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc. and its subsidiaries (collectively the “Company,” “we,” “us,” or “our”) believes that the expectations reflected or implied in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Annual Report may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, (2) statements of our capital allocation plans, particularly alternatives for future use of excess equity capital, (3) statements of other plans, objectives, strategies, goals and intentions, (4) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (5) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in forward-looking statements, including without limitation:

•
legal and tax complexities surrounding our former corporate structure as a British Columbia company with primarily U.S. shareholders and exclusively U.S. operations;
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
•
our ability to successfully develop and explore new business opportunities;
•
the sufficiency of our valuation allowance for finance receivables held for sale and the accuracy of the assumptions or estimates used in preparing our financial statements;
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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. All forward-looking statements included in this Report are based on information available to the Company as the date of filing of this Annual Report, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk factors described from time to time in the Company’s other filings made with the U.S. Securities and Exchange Commission (“SEC”), including its reports on Forms 10-Q and 8-K and its annual reports to shareholders.

PART I

Item 1. Business

General

Nicholas Financial, Inc. (“Nicholas Financial Parent”) started as a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial Parent are currently conducted exclusively through its wholly-owned indirect subsidiary, Nicholas Financial, Inc., a Florida corporation (“Nicholas Financial”). Nicholas Financial has been a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. Additionally, Nicholas Financial, prior to the end of the third fiscal quarter of the fiscal year 2024, sold consumer-finance related products and, prior to the end of the third fiscal quarter of the fiscal year ended March 31, 2023, Nicholas Financial originated direct consumer loans (“Direct Loans”). Nicholas Data Services, Inc. (“NDS”), is a second Florida subsidiary of Nicholas Financial Parent and it serves as the intermediate holding company for Nicholas Financial. NF Funding I, LLC (“NF Funding I”), was a wholly-owned, special purpose financing subsidiary of Nicholas Financial, but that subsidiary no longer served any purpose and, as a result, it was dissolved prior to the end of the fiscal year ended March 31, 2023.

Nicholas Financial Parent, Nicholas Financial, and NDS are hereafter collectively referred to as the “Company”.

On April 18, 2024, Nicholas Financial Parent filed its Certificate of Corporate Domestication and Certificate of Incorporation in the State of Delaware in order to complete its continuation and domestication from a company incorporated under the laws of British Columbia to a corporation incorporated under the laws of the State of Delaware, as further described and set forth in its Registration Statement on Form S-4 (File No. 333-275704), as amended, filed with the SEC on January 29, 2024, and its Proxy Circular/Prospectus (File No. 333-275704) filed with the SEC on March 19,2024.

On April 26, 2024, Nicholas Financial Parent closed upon the sale of substantially of the assets of Nicholas Financial Parent and Nicholas Financial to Westlake Services, LLC dba Westlake Financial, a California limited liability company (“Westlake Services”), as further described and set forth in its Current Report on Form 8-K filed with the SEC on May 1, 2024 (collectively, the “Loan Portfolio Sale”).

On June 15, 2024, Nicholas Financial Parent closed upon the acquisition of approximately 56.5% of the issued and outstanding securities of Amplex Electric, Inc., an Ohio corporation (“Amplex”) that is a broadband service provider serving northwestern Ohio with fiber and fixed wireless broadband solutions, as further described and set forth in its Current Report on Form 8-K filed with the SEC on June 21, 2024 (collectively, the “Amplex Acquisition”).

As a result of the Loan Portfolio Sale and the recent Amplex Acquisition, the Company’s business is expected to consist primarily of the operations conducted through Amplex, which includes the business of providing broadband and related services.

All financial information herein is designated in United States dollars. References to “fiscal 2024” are to the fiscal year ended March 31, 2024 and references to “fiscal 2023” are to the fiscal year ended March 31, 2023.

The Company’s principal executive offices are located at 26133 US HWY 19 North, Suite 300, Clearwater, Florida 33763, and its telephone number is (727) 726-0763.

Available Information

The Company’s filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A, Current Reports on Form 8-K, and any amendments to those reports filed pursuant to Sections 13, 14 or 15(d) of the Exchange Act, are made available free of charge through the Investor Center section of the Company’s Internet website at http://www.nicholasfinancial.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Report. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov.

Restructuring and Change in Operating Strategy

The Company announced on its Current Report on Form 8-K filed on November 3, 2022 a change in its operating strategy and restructuring plan with the goal of reducing operating expenses and freeing up capital. As part of this plan, the Company entered into a loan servicing agreement (the “Servicing Agreement”) on November 3, 2022 with Westlake Portfolio Management, LLC, a California limited liability company (“WPM”, and, collectively with its affiliate, Westlake Capital Finance, LLC, “Westlake”). Also an affiliate of Westlake, Westlake Services, is the beneficial owner of approximately 6.8% of the common stock of Nicholas Financial Parent.

The Company does not intend to continue any Contract purchase and origination activities, and its servicing, collections and recovery operations have been outsourced to Westlake. The Company has also ceased all originations of Direct Loans.

The Company anticipates that execution of its evolving restructuring plan will free up capital and permit the Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business, such as the Company’s investment in the Amplex Acquisition. The overall timeframe and structure of the Company’s restructuring remains uncertain.

The Company no longer employs the branch-based model, and its business remained focused on servicing its core product of financing primary transportation to and from work for the subprime borrower during fiscal 2024, which historically had been conducted through the local independent automobile dealership. The Company's strategy prior to the Loan Portfolio Sale included risk-based pricing (rate, yield, advance, term, collateral value) and a commitment to the underwriting discipline required for optimal portfolio performance. The Company’s principal goals are to increase its profitability and its long-term shareholder value through identifying new business opportunities for the Company to evaluate and pursue.

In fiscal 2023, the Company also restructured and consolidated its operations by closing all of its brick-and-mortar branch locations in 18 states — Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin. As a result, as of December 31, 2023, the Company only had two offices in two states – its headquarters in Florida and its central business operations hub in South Carolina.

Although the Company had been licensed to provide Direct Loans in 14 states — Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee — during fiscal 2024 the Company cancelled, did not renew, or otherwise terminated all of such Direct Loan licenses.

Consequently, the Company has not originated any new Direct Loans since the end of the third quarter of fiscal 2023 through all of fiscal 2024, and the Company does not intend to originate any new Direct Loans going forward.

On November 13, 2023, Nicholas Financial Parent and Nicholas Financial entered into a Master Asset Purchase Agreement (the “Purchase Agreement”) with Westlake Services pursuant to which Nicholas Financial Parent and Nicholas Financial agreed to sell, and Westlake Services agreed to purchase from Nicholas Financial Parent and Nicholas Financial, substantially all of the assets of Nicholas Financial Parent and Nicholas Financial, consisting of Nicholas Financial’s motor vehicle retail installment sale contracts and unsecured consumer loan contracts (collectively, the “Contracts”) and the accounts receivable related to such Contracts (collectively, the “Receivables”). Nicholas Financial Parent sought and obtained shareholder approval for the closing of the transaction contemplated by the Purchase Agreement.

Westlake Services is an affiliate of WPM, and Nicholas Financial entered into the Servicing Agreement with WPM on November 3, 2022, pursuant to which WPM commenced servicing of the Receivables under the Contracts in December 2022 and has continued such servicing to date. In connection with entering into the Purchase Agreement, the Company has ceased new loans originations, and WPM continued to service such Receivables for Nicholas Financial until the closing of the transaction under the Purchase Agreement. In addition to other customary closing conditions, the closing under the Purchase Agreement was subject to the approval of the shareholders of the Company. After the closing of the transaction contemplated by the Purchase Agreement, the Company intends to explore strategic alternatives for the use of the remaining net proceeds of the Loan Portfolio Sale, in addition to the Amplex Acquisition, and to seek to maximize the value of deferred tax assets available to the Company.

During fiscal 2024, the Company did not have any completed bulk portfolio purchases.

The Company also has cancelled, not renewed, or otherwise terminated all of its Contract purchasing and Direct Loan licenses. Consequently, the Company has not purchased Contracts and has not originated any new Direct Loans since the end of the third quarter of fiscal 2024 and 2023, respectively, and the Company does not intend to originate any new Contracts and Direct Loans going forward.

Following the restructuring and consolidation of the Company’s operations, the Company does not expect to expand its consumer finance business in either its current markets or any new markets.

Automobile Finance Business – Contracts

Prior to the Loan Portfolio Sale and the Amplex Acquisition, the Company has been engaged in the business of providing financing programs, primarily to purchasers of used cars and light trucks who met the Company’s credit standards but who did not meet the credit standards of traditional lenders, such as banks and credit unions, because of the customer’s credit history, job instability, the age of the vehicle being financed, or some other factor(s). Unlike lenders that look primarily to the credit history of the borrower in making lending decisions, typically financing new automobiles, the Company was willing to purchase Contracts for purchases made by borrowers who did not have a good credit history and for older model and high-mileage automobiles. In making decisions regarding the purchase of a particular Contract, the Company considered the following factors related to the borrower: current income; credit history; history in making installment payments for automobiles; current and prior job status; and place and length of residence. In addition, the Company examined its prior experience with Contracts purchased from the dealer from which the Company was purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract.

As of the date of this Annual Report, the number of states in which the Company’s automobile finance programs have been conducted has been reduced to none from 19 states during fiscal 2023 - Alabama, Arizona, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, North Carolina, Nevada, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin - to just six of such states continuing - Florida, Indiana, Kentucky, North Carolina, Ohio, and South Carolina. The Company acquired Contracts in these states through its originators who worked from home in the states of Florida, Indiana, Kentucky, North Carolina, Ohio and South Carolina. As of March 31, 2024, the Company had no agreements with any dealers that were active for the purchase of individual Contracts that met the Company’s financing criteria. The Company considers a dealer agreement to be active if a loan contract is complete and executed. Each dealer agreement had required the dealer to originate Contracts in accordance with the Company’s guidelines. Once a Contract was purchased by the Company, the dealer was no longer involved in the relationship between the Company and the borrower, other than through the existence of limited representations and warranties of the dealer in favor of the Company.

A customer under a Contract typically made a down payment, in the form of cash and/or trade-in, ranging from 5% to 35% of the sale price of the vehicle financed. The balance of the purchase price of the vehicle plus taxes, title fees and, if applicable, premiums for extended service contracts, GAP waiver coverage, roadside assistance plans, credit disability insurance and/or credit life insurance were generally financed over a period of 12 to 60 months. At approximately the time of origination, the Company purchased a Contract from an automobile dealer at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Company refers to the difference between the negotiated price and the original principal amount being financed as the dealer discount. The amount of the dealer discount depended upon factors such as the age and value of the automobile and the creditworthiness of the customer. The Company had been committed to maintaining pricing discipline and therefore placed less emphasis on competition when pricing the discount. Generally, the Company would pay more (i.e., purchase the Contract at a smaller discount from the original principal amount) for Contracts as the credit risk of the customer improves. To date, the Contracts purchased by the Company have been purchased at discounts that range from 1% to 15% of the original principal amount of each Contract, with the typical average discount being between 6% and 8%. As of March 31, 2024, the Company’s indirect loan portfolio consisted of Contracts purchased from a dealer or acquired through a bulk acquisition. Such Contracts are purchased without recourse to the dealer, however each dealer remains potentially liable to the Company for breaches of certain representations and warranties made by the dealer with respect to compliance with applicable federal and state laws and valid title to the vehicle. The Company’s policy was to only purchase a Contract after the dealer had provided the Company with the requisite proof that (a) the Company had a first priority lien on the financed vehicle (or the Company had, in fact, perfected such first priority lien), (b) the customer had obtained the required collision insurance naming the Company as loss payee with a deductible of not more than $1,000 and (c) the Contract had been fully and accurately completed and validly executed. Once the Company received and approved all required documents, it paid the dealer for the Contract and servicing of the Contract commenced.

Contract Procurement

The Company purchased Contracts in the states listed in the table below during the periods indicated. The Contracts purchased by the Company are predominantly for used vehicles; for the periods shown below, less than 1% were for new vehicles. The average model year collateralizing the portfolio as of March 31, 2024 was a 2012 vehicle. The dollar amounts shown in the table below represent the Company’s finance receivables on Contracts purchased within the respective fiscal year:

	Maximum allowable interest	Number of Branches on	Fiscal year ended March 31, (In thousands)
State	rate (1)	March 31, 2024	2024	2023
Alabama	18-36%(2)	-	$-	$2,919
Arizona	(2)	-	-	128
Florida	18-30%(3)	-	1,048	10,410
Georgia	18-30%(3)	-	-	5,103
Idaho	(2)	-	-	343
Illinois	(2)	-	-	1,109
Indiana	25%	-	105	2,363
Kansas	(2)	-	-	75
Kentucky	18-25%(3)	-	740	2,887
Michigan	25%	-	-	549
Missouri	(2)	-	-	2,841
Nevada	(2)	-	-	1,150
North Carolina	18-29%(3)	-	237	3,989
Ohio	25%	-	2,929	7,345
Pennsylvania	18-21%(3)	-	-	1,139
South Carolina	(2)	-	456	2,932
Tennessee	(2)	-	-	1,203
Texas	18-23%(3)	-	-	594
Utah	(2)	-	-	102
Wisconsin	(2)	-	-	344
Total		$-	$5,515	$47,526

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

The following table presents selected information on Contracts purchased by the Company:

	Fiscal year ended March 31, (Purchases in thousands)
Contracts	2024	2023
Purchases	$5,515	$47,526
Average APR	22.1%	22.5%
Average dealer discount	6.3%	6.5%
Average term (months)	50	48
Average loan	$12,396	$11,932
Number of Contracts purchased	448	4,040

Direct Loans

Effective during the third quarter of fiscal 2023, the Company no longer originates any Direct Loans. Previous to that time, the Company originated Direct Loans in Alabama, Florida, Georgia (over $3,000), Illinois, Indiana, Kansas, Kentucky, Michigan, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee. Direct Loans were loans originated directly between the Company and the consumer. These loans were typically for amounts ranging from $500 to $11,000 and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The average loan made during fiscal 2023 by the Company had an initial principal balance of approximately $4,300. Most of the Direct Loans were originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represented a better credit risk than our typical Contract due to the customer’s payment history with the Company, as well as their established relationship with the local branch staff. The size of the loan and maximum interest rate that may be (and is) charged varies from state to state. The Company considered the individual’s income, credit history, job stability, and the value of the collateral offered by the borrower to secure the loan as the primary factors in determining whether an applicant would receive an approval for such loan. Additionally, because most of the Direct Loans made by the Company have been made to borrowers under Contracts previously purchased by the Company, the collection experience of the borrower under the Contract was a significant factor in making the underwriting decision. The Company’s Direct Loan program was implemented in April 1995 and accounted for approximately 13% and 16% of the Company’s annual consolidated revenues during fiscal 2023 and fiscal 2024, respectively.

In connection with its Direct Loan program, the Company also made available credit disability insurance, credit life insurance, and involuntary unemployment insurance coverage to customers through unaffiliated third-party insurance carriers. Approximately 60% of the Direct Loans outstanding as of March 31, 2024 elected to purchase third-party insurance coverage made available by the Company. The cost of this insurance to the customer, which included a commission for the Company, was included in the amount financed by the customer.

The following table presents selected information on Direct Loans originated by the Company:

	Fiscal year ended March 31, (Originations in thousands)
Direct Loans	2024	2023
Originations	$-	$15,822
Average APR	0.0%	30.4%
Average term (months)	-	26
Average loan	$-	$4,277
Number of contracts originated	-	3,662

Underwriting Guidelines

The Company’s typical customer in its consumer finance business has a credit history that fails to meet the lending standards of most banks and credit unions. Some of the credit problems experienced by the Company’s customers that resulted in a poor credit history include but are not limited to: prior automobile account repossessions, unpaid revolving credit card obligations, unpaid medical bills, unpaid student loans, prior bankruptcy, and evictions for nonpayment of rent. The Company believes that its customer profile is similar to that of its direct competitors.

The Company’s process to approve the purchase of a Contract began with the Company receiving a standardized credit application completed by the consumer which contained information relating to the consumer’s background, employment, and credit history. The Company also obtained credit reports from Equifax and/or TransUnion, which are independent credit reporting services. The Company verified the consumer’s employment history, income, and residence. In most cases, consumers were interviewed via telephone by a Company application processor (usually the Branch Manager or Assistant Branch Manager when the Company employed its branch-based model, and the originators in the Company's regionalized business model after the branches were closed). The Company also considered the customer’s prior payment history with the Company, if any, as well as the collateral value of the vehicle being financed.

The Company had established internal underwriting guidelines that were used by its Branch Managers and internal underwriters when Contracts were purchased by the Company prior to the restructuring of its operations. The Company had adopted updated guidelines consistent with its post-restructuring operations, which guidelines were to be used by the Company’s originators and internal underwriters when purchasing Contracts in the Company’s regionalized business model. Any Contract that did not meet these guidelines were to be approved by the senior management of the Company. In addition to a variety of administrative duties, the Company's management was responsible for monitoring compliance with the Company’s underwriting guidelines as well as approving underwriting exceptions.

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

After reviewing the information included in the Contract or, when applicable, Direct Loan application and taking the other factors into account, the Company’s loan origination system categorized the customer using internally developed credit classifications from “1,” indicating higher creditworthiness, through “4,” indicating lower creditworthiness. Contracts were financed for individuals who fell within all four acceptable rating categories utilized, “1” through “4”. Usually a customer who fell within the two highest categories (i.e., “1” or “2”) was purchasing a two to five-year old, lower mileage used automobile, while a customer in any of the two lowest categories (i.e., “3,” or “4”) usually was purchasing an older, higher mileage automobile from an independent used automobile dealer.

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

Monitoring and Enforcement of Contracts

On November 3, 2022, the Company entered into the Servicing Agreement with Westlake. Under the Servicing Agreement, the Company originated and acquired receivables and Westlake performs the servicing duties with respect to such receivables, including without limitation that Westlake manages, services, administers and makes collections on the receivables, including with respect to any repossession of any financed vehicle securing a receivable under which it is determined that payments thereunder are not likely to be resumed. Unless earlier terminated in accordance with its provisions, the Servicing Agreement shall expire upon the earliest to occur of (i) the date on which the Company sells, transfers or assigns all outstanding receivables to a third party (including Westlake), (ii) the date on which the last receivable is repaid or otherwise terminated, or (iii) three years from the closing date of the Servicing Agreement.

The Company required each customer under a Contract to obtain and maintain collision insurance covering damage to the vehicle. Failure to maintain such insurance constitutes a default under the Contract that would permit the repossession of the vehicle. To reduce potential loss due to insurance lapse, the Company had the contractual right to obtain collateral protection insurance through a third-party, which covered loss due to physical damage to a vehicle not covered by any insurance policy of the customer.

The servicer monitors compliance by the Company's customers with their obligations under Contracts and Direct Loans made by the Company and the servicer provided reports to the Company on such activity. These reports may be accessed throughout the Company by management personnel at computer terminals that were located in the Company’s offices. These reports included delinquency reports, customer promise reports, vehicle information reports, purchase reports, dealer analysis reports, static pool reports, and repossession reports.

A delinquency report is an aging report that provided basic information regarding each customer account and indicated accounts that were past due. The report included information such as the account number, address of the customer, phone numbers of the customer, original term of the Contract, number of remaining payments, outstanding balance, due dates, date of last payment, number of days past due, scheduled payment amount, amount of last payment, total past due, and special payment arrangements or agreements.

When an account became delinquent, the customer was promptly contacted to determine the reason for the delinquency and to determine if appropriate arrangements for payment could be made. If acceptable payment arrangements could be made, the information was entered into a database and was used to generate a customer promises report, which was utilized for account follow up.

The servicer prepared a repossession report that provided information regarding repossessed vehicles and aided in disposing of repossessed vehicles. In addition to information regarding the customer, this report provided information regarding the date of repossession, date the vehicle was sold, number of days it was held in inventory prior to sale, year, make and model of the vehicle, mileage, payoff amount on the Contract, NADA book value, Black Book value, suggested sale price, location of the vehicle, original dealer and condition of the vehicle, as well as notes and other information that could have been helpful.

If an account was 121 days delinquent and the related vehicle had not yet been repossessed, the account was charged-off and transferred to the servicer's loss prevention and recovery department. Once a vehicle had been repossessed, the related loan balance no longer appeared on the delinquency report. Instead, the vehicle appeared on the servicer's repossession report and was generally sold at auction.

The servicer also prepared a dealer report that provided information regarding each dealer from which the Company purchased Contracts. This report allowed the Company to analyze the volume of business done with each dealer, the terms on which it had purchased Contracts from such dealer, as well as the overall portfolio performance of Contracts purchased from the dealer.

The Company was subject to seasonal variations within the subprime marketplace. While the APR, discount, and term remained consistent across quarters, write-offs and delinquencies tended to be lower while purchases tended to be higher in the fourth and first quarters of the fiscal year. The second and third quarters of the fiscal year tended to have higher write-offs and delinquencies, and a lower level of purchases.

Marketing and Advertising

The Company’s Contract marketing efforts were directed primarily toward automobile dealers. The Company attempted to meet dealers’ needs by offering highly responsive, cost-competitive, and service-oriented financing programs. The Company relied on its staff of originators to solicit agreements for the purchase of Contracts with automobile dealers based within the regions located in the seven states in which the Company then conducted operations. The Company provided dealers with information regarding itself and the general terms upon which the Company was willing to purchase Contracts. The Company used web advertising, social media and print ads in dealer association publications for marketing purposes. The Company was a member and corporate sponsor of the National Independent Auto Dealers Association, which also gave it access to state-level associations. Its representatives attended conferences and events for both state and national associations to market its products directly to dealers in attendance.

When the Company was originating Direct Loans, the Company solicited customers under its Direct Loan program primarily through direct mailings, followed by telephone calls to individuals who had a good credit history with the Company in connection with Contracts purchased by the Company. It also relied on other forms of electronic messaging and in-store advertising.

Computerized Information System

All Company personnel are provided with real-time access to information. The Company has purchased or otherwise has access through its servicer to the specialized programs to monitor the Contracts and Direct Loans from inception. The Company’s computer network encompasses its corporate headquarters. See “Monitoring and Enforcement of Contracts” above for a summary of the different reports available to the Company.

Competition

The consumer finance industry is highly fragmented and highly competitive. Due to various factors, the competitiveness of the industry continues to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations. There are numerous financial service companies that provide consumer credit in the markets that were served by the Company, including banks, credit unions, other consumer finance companies, and captive finance companies owned by automobile manufacturers and retailers. Increased competition for the purchase of Contracts enables automobile dealers to shop for the best price, which can result in an erosion in the dealer discounts from the initial principal amounts at which the Company was willing to purchase Contracts and higher advance rates. However, the Company instead focused on purchasing Contracts that were priced to reflect the inherent risk level of the Contract, and sacrificed loan volume, if necessary, to maintain that pricing discipline. For the fiscal year ended March 31, 2024, the Company’s average dealer discount on Contracts purchased decreased to 6.3%, compared to 6.5% for the fiscal year ended March 31, 2023. The table below shows the number and principal amount of Contracts purchased, average amount financed, average term, and average APR and discount for the periods presented:

Key Performance Indicators on Contracts Purchased
(Purchases in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average	Average
/Quarter	Purchased	Purchased#	Financed*^	APR*	Discount%*	Term*
2024	448	$5,515	$12,396	22.1%	6.3%	50
4	-	-	-	0.0%	0.0%	-
3	20	252	12,600	21.9%	6.6%	51
2	209	2,543	12,167	22.3%	6.3%	49
1	219	2,720	12,420	22.0%	6.0%	50
2023	4,040	$47,526	$11,932	22.5%	6.5%	48
4	127	1,579	12,433	22.2%	6.2%	49
3	383	4,511	11,778	22.4%	6.8%	48
2	1,595	19,082	11,964	22.7%	6.4%	48
1	1,935	22,354	11,552	22.9%	6.6%	48

Key Performance Indicators on Direct Loans Originated
(Originations in thousands)
	Number of		Average
Fiscal Year	Contracts	Principal Amount	Amount	Average	Average
/Quarter	Originated	Originated#	Financed*^	APR*	Term*
2024	$-	$-	$-	0.0%	-
4	-	-	-	0.0%	-
3	-	-	-	0.0%	-
2	-	-	-	0.0%	-
1	-	-	-	0.0%	-
2023	3,662	$15,822	$4,277	30.4%	26
4	-	-	-	0.0%	-
3	245	1,080	4,128	29.6%	27
2	1,427	6,527	4,574	30.3%	25
1	1,990	8,215	4,128	31.2%	25
2022	6,770	$28,740	$4,307	30.5%	26
4	1,584	7,458	4,708	30.0%	27
3	2,282	8,505	3,727	31.8%	24
2	1,588	7,040	4,433	30.0%	26
1	1,316	5,737	4,359	30.1%	25
*Each average included in the tables is calculated as a simple average.
^Average amount financed is calculated as a single loan amount.
#Bulk portfolio purchase excluded for period-over-period comparability.

The Company’s ability to compete effectively with other companies offering similar financing arrangements depended in part upon the Company maintaining close business relationships with dealers of used and new vehicles. No single dealer with which the Company had active contractual relationships represented a significant amount of the Company’s business volume for either of the fiscal years ended March 31, 2024 or 2023.

Regulation

As we enter the broadband business following the recently completed Amplex Acquisition, many but not all of Amplex’s services and networks will be regulated by the Federal Communications Commission (the “FCC”) and by state and local governments. Whether Amplex’s networks or services are regulated or unregulated depends on numerous factors, including but not limited to whether Amplex offers telecommunications service, as defined in state and federal laws, or cable service. The construction and maintenance of Amplex’s fiber optic networks may face local regulation that can adversely impact the timing or deployment of services. Certain of Amplex’s services that are provided via wireless transmission require FCC licenses and local video and other services often require local government franchises. The local government franchises often impose certain obligations to build out the network and require payment of fees to the local government, which fees are often are based on a percentage of gross revenues. In private communities and mobile home parks, Amplex may be required to obtain the consent of the homeowners’ association or other property owners to provide services, and Amplex may have to pay a fee to obtain access to the property and provide its services. Finally, to deploy Amplex’s networks, it frequently must obtain agreements from local power utilities to use their poles and in some cases easements from landowners. Our historical consumer finance business is subject to numerous federal and state consumer protection laws and related regulations that impose substantial requirements upon creditors and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act, the Telephone Consumer Protection Act, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code and state lending acts, motor vehicle retail installment acts and other similar laws. Also, the laws of certain states impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases, this liability could affect the ability of an assignee such as the Company to enforce consumer finance contracts such as the Contracts.

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

Failure to comply with these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the jurisdictions in which the Company may operate, restricting the Company’s or its service provider’s ability to realize the value of the collateral securing the Contracts, and making it more costly or burdensome to do business or resulting in potential liability. The volume of new or modified laws and regulations and the activity of agencies enforcing such law have increased in recent years in response to issues arising with respect to consumer lending. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies. This legislation may change the Company’s operating environment in substantial and unpredictable ways and may have a material adverse effect on the Company’s business.

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

Human Capital Resources

The Company’s management and various support functions are centralized at the Company’s corporate headquarters in Clearwater, Florida. In connection with the closure of all of the Company’s brick-and-mortar branch locations in 18 states, the Company’s staff was significantly downsized during fiscal 2023 and 2024, both as a result of layoffs and other voluntary and involuntary terminations. As a result, as of March 31, 2024, the Company employed a total of seven persons, of which five persons were employed at the Company’s Clearwater Corporate office. None of the Company’s employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees generally to be good.

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

We also offer our employees a variety of training and development opportunities. Employees complete a comprehensive training curriculum that focuses on the Company- and position-specific competencies needed to be successful. The training includes a blended approach utilizing eLearning modules, hands-on exercises, webinars, and assessments. Training content is focused on our operating policies and procedures, as well as several key compliance areas.

Item 1A. Risk Factors

The following factors, as well as other factors not set forth below, may adversely affect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”).

Risks Relating to the Loan Portfolio Sale

The net proceeds of the closing of the Loan Portfolio Sale may not be used successfully to fully implement our proposed restructuring plan.

We intend to use net proceeds from the Loan Portfolio Sale to either acquire or invest in businesses outside of the Company’s traditional business, such as Amplex. The board of directors intends to explore acquisitions of businesses in industries with respect to which they have familiarity based on their other business and investment activities; however, the board does not intend to limit its acquisition and investment activities to those businesses and industries. The overall timeframe for potential acquisitions and investments beyond the Amplex Acquisition remains uncertain. Even though the Loan Portfolio Sale has closed, the restructuring plan may not be implemented at all or, if implemented, may not be successful in achieving its intended goals. We may not be successful in identifying other businesses beyond Amplex to acquire or invest in and, if we do, we may not be able to make such acquisitions or investments on terms favorable to us, if at all. There can be no assurance that if such acquisitions or investments are made that the value to shareholders over time will exceed the amount, if any, they would receive in a liquidation. There can be no assurance that the restructuring plan will result in greater shareholder value than the liquidation and dissolution of the Company.

We may not be able to use our net operating loss carryforwards as a result of the Loan Portfolio Sale or otherwise, which could adversely affect our restructuring plan.

Our ability to preserve and use our net operating loss (“NOL”) carryforwards and certain other tax attributes as part of our restructuring plan, or otherwise, may be limited or may not be available for use at all. As of March 31, 2024, we maintained a deferred income tax valuation allowance of $14.0 million, the remaining state gross NOL was $59.4 million, and the remaining U.S. gross NOL amounted to $38.8 million. The U.S. NOL generated beginning in 2022 and later will carry forward indefinitely, while some state NOLs begin to expire March 31, 2039. Realization of these NOL carryforwards depends on future income and if we do not generate future income our existing carryforwards would be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. Additionally, under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We do not believe that we will experience an ownership change as a result of the domestication or the Loan Portfolio Sale. However, we may experience ownership changes in the future as a result of future transactions in, or issuances of, our stock, some of which may be outside our control. If a “change in ownership” occurs and if we earn net taxable income, our ability to use our pre-change NOL carryforwards, or other pre-change tax attributes, to offset U.S. and state taxable income may be subject to significant limitations or may not be available at all. Limitations on the use of our pre-change NOL carryforwards or other pre-change tax attributes or our inability to use them could adversely affect our restructuring plan by delaying or preventing its implementation.

We may be deemed to be a shell company as a result of the Loan Portfolio Sale or otherwise, which could adversely affect your ability to sell your shares of Company stock.

If we become a shell company as defined in Rule 405 promulgated under the Securities Act and Rule 12b-2 of the Exchange Act, your ability to resell your common shares could be limited. A shell company is a company that has: (a) no or nominal operations and (b) either no or nominal assets, assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets. Your common shares may only be sold pursuant to an effective registration statement or an exemption from registration, if available, such as Rule 144 promulgated under the Securities Act or another exemption. Currently, there is no effective registration statement for you to resell your common shares. Rule 144 provides a potential registration exemption for resales of your common shares if all of the requirements of the rule are met. The registration exemption provided by Rule 144 is not available for resales of securities issued by a company that has been at any time a shell company, with an exception. Under this exemption, Rule 144 may be available for a company that is at any time a shell company if all of the following conditions are met: (i) the issuer of the securities that was formerly a shell company has ceased to be a shell company; (ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding twelve months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and (iv) at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. At the present time, the Company is not classified as a “shell company” under Rule 405 of the Securities Act or Rule 12b-2 of the Exchange Act. To the extent the Company is designated a shell company you would be unable to resell your common shares under Rule 144, unless the conditions of the exemption in Rule 144 are satisfied.

Risks Related to Our Business and Industry

We face intense competition, including competition from companies with significantly greater resources than us, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

The broadband services to be offered through Amplex will compete with other technologies, including traditional cable services as well as satellite services. These markets are highly competitive, and many traditional providers of cable and wireless services have greater financial, marketing, and human resources than we do and may be able to offer additional products and services to our customers. In addition, new technologies may be developed which would provide an alternative to our fiber-to-the-home services we currently provide. As we seek to expand our broadband services, we may face incumbent service providers which would be able to retain a significant customer base in the communities in which we may seek to enter, making it difficult to achieve a share of the market needed to provide our services profitably. Our inability to compete effectively or expand our customer base could have a material adverse effect on our financial position, liquidity and results of operations.

Our success has been dependent on our ability to forecast the performance of our remaining Contracts and remaining Direct Loans.

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

Our consolidated net loss for the year ended March 31, 2024 was $20.8 million as compared to net loss of $34.1 million for the year ended March 31, 2023. Although our significant net loss during fiscal 2023 was largely attributable to our previously announced change in operating strategy and restructuring plan, our profitability usually depends, to a material extent, on the performance of Contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because substantially all of our Contracts and remaining Direct Loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due primarily to their credit history. Contracts and Direct Loans made to these individuals generally entail a higher risk of delinquency, default, repossession, and higher losses than loans made to consumers with better credit.

Our underwriting standards and collection procedures may not offer adequate protection against the risk of default, especially in periods of economic uncertainty. In the event of a default, the collateral value of the financed vehicle usually would not cover the outstanding Contract or Direct Loan balance and costs of recovery.

Our ability to accurately forecast performance and determine an appropriate provision and allowance for credit losses was critical to our business and financial results. The allowance for credit losses is established through a provision for credit losses based on management’s evaluation of the risk inherent in the portfolio, the composition of the portfolio, specific impaired Contracts and Direct Loans, and current economic conditions. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in Item 7 of this Form 10-K, which is incorporated herein by reference.

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

We have operated in an increasingly competitive market.

The non-prime consumer-finance industry has been highly competitive, and the competitiveness of the market has continued to increase as new competitors continue to enter the market and certain existing competitors continue to expand their operations and become more aggressive in offering competitive terms. There are numerous financial service companies that provide consumer credit in the markets we have served, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than us. In addition, some of these competitors often provided financing on terms more favorable to automobile purchasers or dealers than we were able to offer. Many of these competitors also have long-standing relationships with automobile dealerships and may have offered dealerships, or their customers, other forms of financing including dealer floor-plan financing and leasing, which we were not able to provide. Providers of non-prime consumer financing have traditionally competed primarily on the basis of:

•
interest rates charged;
•
the quality of credit accepted;
•
dealer discount;
•
amount paid to dealers relative to the wholesale book value;
•
the flexibility of Contract and Direct Loan terms offered; and
•
the quality of service provided.

We are heavily reliant upon our executive management team.

We depend heavily on the efforts and services of our executive officers and other members of our management team to manage our operations. The unexpected loss or unavailability of key members of management may have a material adverse effect on our business, financial condition, results of operations, or prospects. Although our executive officers devote most of their business time to us and are highly active in our management, they may expend part of their time on other business ventures. If any key executive officers are unable to dedicate adequate time to our businesses and operations, we could experience an adverse effect on our operations due to the demands placed on our management team by other professional obligations.

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

Risks Related to Our Business and Industry

Our success has dependent on our ability to forecast the performance of our Contracts and remaining Direct Loans.

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

Our consolidated net loss for the year ended March 31, 2024 was $20.8 million as compared to net income of $34.1 million for the year ended March 31, 2023. Although our significant net loss during fiscal 2023 was largely attributable to our previously announced change in operating strategy and restructuring plan, our profitability usually depends, to a material extent, on the performance of Contracts that we purchase. Historically, we have experienced higher delinquency rates than traditional financial institutions because substantially all of our Contracts and remaining Direct Loans are to non-prime borrowers, who are unable to obtain financing from traditional sources due primarily to their credit history. Contracts and Direct Loans made to these individuals generally entail a higher risk of delinquency, default, repossession, and higher losses than loans made to consumers with better credit.

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

Our level of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.

As of March 31, 2024, we had no outstanding indebtedness under our Credit Facility compared to $29.1 million under our predecessor facility as of March 31, 2023. Any material increase in our level of indebtedness could:

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
•
Increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because our borrowings would be at variable rates of interest); and
•
Place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates which, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts of our level of indebtedness then in effect could have a material adverse effect on us.

We are heavily reliant upon our executive management team.

We depend heavily on the efforts and services of our executive officers and other members of our management team to manage our operations. The unexpected loss or unavailability of key members of management may have a material adverse effect on our business, financial condition, results of operations, or prospects. Although our executive officers devote most of their business time to us and are highly active in our management, they may expend part of their time on other business ventures. If any key executive officers are unable to dedicate adequate time to our businesses and operations, we could experience an adverse effect on our operations due to the demands placed on our management team by other professional obligations.

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

Our business is highly dependent upon general economic conditions.

We have been subject to changes in general economic conditions that are beyond our control. During periods of economic uncertainty, such as has existed for much of the past years, delinquencies, defaults, repossessions, and losses generally increase, absent offsetting factors. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Because we focused on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans were higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing costs may have increased without a corresponding increase in our servicing income. No assurances can be given that our underwriting criteria and collection methods to manage the higher risk inherent in loans made to non-prime borrowers have afforded adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions, or losses, or increased servicing costs could have a material adverse effect on our business and financial condition.

The auction proceeds received from the sale of repossessed vehicles and other recoveries are subject to fluctuation due to economic and other factors beyond our control.

If a vehicle securing a Contract, is repossessed, it will typically be transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the Contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 30-day lapse between the time of repossession of a vehicle and the time it is sold. The proceeds received from such sales under our servicing agreement depend upon various factors, including the supply of, and demand for, used vehicles at the time of sale. Such supply and demand are dependent on many factors. For example, during periods of economic uncertainty, the demand for used cars may soften, resulting in decreased auction proceeds from the sale of repossessed automobiles. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. Newer, more expensive vehicles securing larger dollar loans are more susceptible to wholesale pricing fluctuations than are older vehicles and also experience depreciation at a much greater rate. Ultimately, softer auction activity and reduced vehicle values could have a material adverse effect on our business, financial condition and results of operations.

We partially rely on third parties to deliver services, and failure by those parties to provide these services or meet contractual requirements could have a material adverse effect on our business, financial condition and results of operations.

We have depended on third-party service providers for many aspects of our business operations, including loan origination, loan servicing, title processing, and online payments, which increased our operational complexity and decreased our control. We relied on these service providers to provide a high level of service and support, which subjected us to risks associated with inadequate or untimely service. If a service provider failed to provide the services that we required or expected, or failed to meet contractual requirements, such as service levels or compliance with applicable laws, a failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to service our customers, or subjecting us to litigation or regulatory risk for poor vendor oversight. We may be unable to replace or be delayed in replacing these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner. Such a failure could have a material adverse effect on our business, financial condition, and results of operations.

The success of our business depends upon our ability to retain and attract a sufficient number of qualified employees.

Although we believe that we can attract and retain qualified and experienced personnel needed to conduct our business operations, no assurance can be given that we will be successful in doing so. Competition to hire personnel possessing the skills and experience required by us could contribute to an increase in our employee turnover rate. High turnover or an inability to attract and retain qualified personnel could have an adverse effect on our, financial condition and results of operations.

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

In addition, the FTC and state attorneys general have recently increased their scrutiny of motor vehicle dealers and auto lending, particularly with respect to antidiscrimination and deception concerns related to the prices of and fees charged in connection with automobile financing, including add-on products such as GAP insurance and extended warranties. Also, on June 23, 2022 the FTC issued a proposed rule that would (i) prohibit motor vehicle dealers from making certain misrepresentations in the course of selling, leasing, or arranging financing for motor vehicles, (ii) require accurate pricing disclosures in dealers’ advertising and sales discussions, (iii) require dealers to obtain consumers’ express, informed consent for charges, (iv) prohibit the sale of any add-on product or service that confers no benefit to the consumer, and (v) require dealers to keep records of advertisements and customer transactions. At this stage, it is unknown whether a final rule will be issued, the exact requirements of any final rule if issued or if any final rule would have a broader potential impact on auto lending practices See “Item 1. Business – Regulation” for additional information.

The CFPB has broad authority to pursue administrative proceedings and litigation for violations of federal consumer financing laws.

The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from over $6,300 per day for minor violations of Consumer Financial Laws (including the CFPB’s own rules) to more than $31,600 per day for reckless violations and more than $1,264,600 per day for knowing violations. If we are subject to such administrative proceedings, litigation, orders or monetary penalties in the future, this could have a material adverse effect on our operations and financial performance. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease-and-desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials believe we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on us. See “Item 1. Business – Regulation” for additional information.

Our use of vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We have regularly used vendors and subcontractors as part of our business. We also depended on our substantial ongoing business relationships with our dealers, merchants, and other third parties. These types of third-party relationships, particularly with our dealer partners and our third-party servicing and collection vendors, are subject to increasingly demanding regulatory requirements and oversight by regulators. Regulators may expect certain non-bank entities to maintain an effective process for managing risks associated with vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we may be expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that any vendor fails to meet our expectations.

Regulators may hold us responsible for deficiencies in our oversight and control of third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over vendors and subcontractors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for consumer remediation, any of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to many other laws and governmental regulations, and any material violations of or changes in these laws or regulations could have a material adverse effect on our financial condition and business operations.

As a provider of consumer financial services, the Company has operated in a highly regulated environment. The Company is subject to state licensing requirements and state and federal laws and regulations. In addition, the Company may be subject to governmental and regulatory examinations, information gathering requests, and investigations from time to time at the state and federal levels. Compliance with applicable law is costly and can affect the Company’s results of operations. Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements. Compliance may create operational constraints and place limits on pricing, as the laws and regulations in the financial services industry are designed primarily for the protection of consumers. Changes in laws and regulations could restrict the Company’s ability to operate its business as currently operated, could impose substantial additional costs or require it to implement new processes, which could adversely affect the Company’s business, prospects, financial performance or financial condition. The failure to comply with applicable laws and regulations could result in significant statutory civil and criminal fines, penalties, monetary damages, attorney or legal fees and costs, restrictions on the Company’s ability to operate its business, possible revocation of licenses and damage to the Company’s reputation, brand and valued customer relationships. Any such costs, restrictions, revocations or damage could adversely affect the Company’s business, prospects, results of operations or financial condition. See “Item 1. Business – Regulation” for additional information.

The CFPB and the FTC may investigate the products, services and operations of credit providers, including banks and other finance companies engaged in auto finance activities. As a result of such investigations, the CFPB and the FTC have announced various enforcement actions against lenders in the past few years involving significant penalties, consent orders, cease and desist orders and similar remedies that, if applicable to the Company or the products, services and operations the Company has offered, may require the Company to cease or alter certain business practices, which could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. Supervision and investigations by these agencies may result in monetary penalties, increase the Company’s compliance costs, require changes in its business practices, affect its competitiveness, impair its profitability, harm its reputation or otherwise adversely affect its business.

Our financing operations are subject to regulation, supervision, and licensing under various other federal, state and local statutes and ordinances. In addition, the Company and its service providers must comply with certain federal and state requirements in connection with the servicing and collection on Direct Loans and Contracts, and the repossession of vehicles securing Direct Loans and Contracts in the states in which the Company has done business. The various federal, state and local statutes, regulations, and ordinances applicable to our business govern, among other things:

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

We believe that we have maintained all material licenses and permits required to conduct our consumer financial services and are in substantial compliance with all applicable local, state and federal regulations. Our failure, or the failure by dealers who originate the Contracts we have purchased, or the failure by our service providers, to maintain all requisite licenses and permits, and to comply with other regulatory requirements, could result in consumers having rights of rescission and other remedies that could have a material adverse effect on our financial condition. Furthermore, any changes in applicable laws, rules and regulations, such as the passage of the Dodd-Frank Act and the creation of the CFPB, may make our compliance therewith more difficult or expensive or otherwise materially adversely affect our business and financial condition.

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

Any failure, interruption, or breach in our cybersecurity, including through employee misconduct or any failure of our back-up systems or failure to maintain adequate security surrounding customer information, could result in reputational harm, disruption in the management of our customer relationships, or the inability to originate, process and service our products. Further, any of these cybersecurity and operational risks could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to lawsuits by customers for identity theft or other damages resulting from the misuse of their personal information and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, regulators may impose penalties or require remedial action if they identify weaknesses in our security systems, and we may be required to incur significant costs to increase our cybersecurity to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. As part of our business, we may share confidential customer information and proprietary information with clients, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition, and liquidity. If any vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to CFPB, FTC and other regulatory enforcement actions, claims from third parties, including our consumers, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.

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

The average daily trading volume of our common shares on the NASDAQ Global Select Market for the fiscal year ended March 31, 2024 was approximately 7,573 shares, which makes ours a thinly traded stock. Thinly traded stocks pose several risks for investors because they have wider spreads and less displayed size than other stocks that trade in higher volumes or an active trading market. Other risks posed by thinly traded stocks include difficulty selling the stock, challenges attracting market makers to make markets in the stock, and difficulty with financings. Our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the industries in which we operate generally may also have a significant impact on the market price of our common shares. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stocks of many companies, including ours, have experienced wide price fluctuations that have not necessarily been related to their operating performance. These risks could affect a shareholder’s ability to sell their shares at the volumes, prices, or times that they desire.

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

We are a “smaller reporting company” as defined under SEC regulations and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, among other things, reduced financial disclosure requirements, including being permitted to provide only two years of audited financial statements and reduced disclosure obligations regarding executive compensation. As a result, our shareholders may not have access to certain information that they may deem important. We could remain a smaller reporting company indefinitely. As a smaller reporting company, investors may deem our stock less attractive and, as a result, there may be less active trading of our common stock, and our stock price may be more volatile.

Our common shares may be delisted from the NASDAQ Global Select Market, which could adversely affect the price of such common shares and your ability to sell or purchase shares.

Our failure to meet NASDAQ’s continued listing requirements could result in a delisting of our common shares from the NASDAQ Global Select Market. If we fail to satisfy NASDAQ’s continued listing requirements NASDAQ may take steps to delist our common shares. A delisting would likely have a negative effect on the price of our common shares and would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with NASDAQ’s listing requirements. At the present time, the Company meets NASDAQ’s continued listing requirements.

General Risk Factors

Epidemics, pandemics, and other outbreaks (including the coronavirus (COVID-19) pandemic) can disrupt the Company’s operations and adversely affect its business, financial condition, results of operations, and cash flows.

Epidemics, pandemics, and other outbreaks of an illness, disease, or virus, including novel coronavirus disease (“COVID-19”), have adversely affected, and could adversely affect in the future, workforces, customers, economies, and financial markets globally, potentially leading to economic downturns. The significance of the impact on the Company’s operations of an epidemic, pandemic, or other outbreak depends on numerous factors that the Company may not be able to accurately predict or effectively respond to, including without limitation: the duration and scope of the outbreak (including the extent of surges, mutations, or strains of the outbreak and the efficacy of vaccination and other efforts to contain the outbreak or treat its effects); actions taken by governments, businesses, and individuals in response to the outbreak; the effect on economic activity and actions taken in response; the effect on customers and their demand for the Company’s products and services; the effect on the health, wellness, and productivity of the Company’s employees; and the Company’s ability to sell, and service its products, including without limitation as a result of supply chain challenges, facility closures, social distancing, restrictions on travel, fear or anxiety by the populace, and shelter in place orders. These and other factors relating to or arising from an epidemic, pandemic or other outbreak could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, as well as the trading price of the Company’s securities. Additionally, many of the other risk factors described herein may be exacerbated by the effects of an epidemic, pandemic, or other outbreak and related economic conditions, which in turn could materially adversely affect our business, financial condition, results of operations, cash flows, access to financing and liquidity.

We have in the past had material weaknesses in our internal control over financial reporting. Failure to maintain an effective system of internal control over financial reporting and disclosure controls and procedures could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, regardless of how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We are committed to maintaining the confidentiality, integrity, and availability of our information systems and data. As part of this commitment, we have implemented a comprehensive cybersecurity program to protect against unauthorized access, use, disclosure, modification, or destruction of our information assets. We are committed to ensuring the security and protection of our Company’s information assets and the personal information of our employees, customers, and stakeholders.

We recognize that cybersecurity threats are constantly evolving and have the potential to cause significant harm to our Company and our stakeholders. In order to address these risks, we have established a cybersecurity risk management framework that is aligned with industry best practices and regulatory requirements.

Our program includes regular risk assessments, vulnerability management, access controls, incident response planning, and employee training and awareness programs. We also work closely with third-party service providers to ensure that they are meeting our cybersecurity standards.

There can be no assurance that our cybersecurity program will prevent all incidents. In the event of a cybersecurity incident, we have established procedures for prompt investigation, containment, and remediation to minimize the impact on our operations and stakeholders. We believe that our cybersecurity program is robust and effective, and we will continue to invest in and improve our capabilities to address evolving threats. We are committed to transparency and will provide updates on any material cybersecurity incidents that may impact our Company or our stakeholders.

During the fiscal year ended March 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company personnel. Our IT staff has over 30 years of experience in roles that include oversight of cybersecurity risk management programs. In addition, the IT staff is consulted by an external agency with long term expertise in cybersecurity.

Our IT staff is responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the CEO, who help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the audit committee for certain cybersecurity incidents.

The audit committee will receive periodic reports from our management concerning cybersecurity issues, including certain threats and risks and the processes the Company has implemented to address them, as applicable. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties

The Company leases its corporate headquarters and branch office facilities. The Company’s headquarters, located at 26133 US HWY 19 North, Suite 300, in Clearwater, Florida, consist of approximately 1,769 square feet of office space leased at an annual rate of approximately $18.50 per square foot. The current lease relating to this space was entered into effective February 1, 2023 and expires on January 31, 2026. The Company’s central business operations hub, which was located at 452 Lakeshore Parkway, Suite 115, Rock Hill, South Carolina, consisted of approximately 1,990 square feet of office space leased at an annual rate of approximately $16.08 per square foot. The lease relating to this space was terminated effective January 31, 2024.

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

Holders of Record of Common Stock

As of June 28, 2024, there were approximately 108 holders of record of the Company’s common shares.

Dividends

The Company has not declared and paid cash dividends on its common shares in the recent past and has no current plans to declare or pay any cash dividends in the foreseeable future. During the Company’s time as a corporation incorporated under the laws of British Columbia, Canada, there were no Canadian foreign exchange controls or laws that would affect the remittance of dividends or other payments to the Company’s non-Canadian resident shareholders. There are no Canadian laws that restrict the export or import of capital, other than the Investment Canada Act (Canada), which requires the notification or review of certain investments by non-Canadians to establish or acquire control of a Canadian business. The Company is not a Canadian business as defined under the Investment Canada Act because it has no place of business in Canada, has no individuals employed in Canada in connection with its business, and has no assets in Canada used in carrying on its business.

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

Earnings from U.S. subsidiaries are permanently invested in the U.S. The Company has not provided any Canadian income tax or U.S. withholding tax on unremitted earnings. If a dividend had been paid to the Company as a British Columbia corporation from the current or accumulated earnings and profits of the U.S. subsidiary, the dividend would have been subject to a U.S. withholding tax of 5%. The gross dividend (i.e., before payment of the withholding tax) would generally have been included in the Company's Canadian taxable income. However, under certain circumstances, the Company may have been allowed to deduct the dividends in the calculation of its Canadian taxable income. If the Company had no other foreign (i.e., non-Canadian) non-business income, no relief would have been available in that case to recover the withholding taxes previously paid.

A 15% Canadian withholding tax would have applied to dividends paid by the Company as a British Columbia corporation to a U.S. shareholder (including those that own less than 10% of the Company’s voting shares) that is an individual. The U.S. shareholder would have had to include the gross amount of the dividends in the shareholder’s net income to be taxed at the regular rates. In general, a U.S. shareholder can obtain a foreign tax credit for U.S. federal income tax purposes with respect to the Canadian withholding tax on such dividends, but the amount of such credit is subject to a limitation that depends, in part, on the amount of the shareholder’s income and losses from other sources. A U.S. shareholder that is an individual also can elect to claim a deduction (rather than a foreign tax credit) for all non-U.S. income taxes paid by the shareholder during the particular year. The benefit of any deduction for foreign taxes may be negatively impacted by the overall limitation on deducting income and other taxes. U.S. shareholders are urged to consult their own tax advisors regarding the U.S. federal income tax treatment of any Canadian withholding tax imposed on dividends from the Company.

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

There were no shares of our Common Stock repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the final three months of the fiscal year ended March 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Nicholas Financial Parent started as a Canadian holding company incorporated under the laws of British Columbia in 1986. Nicholas Financial Parent conducted its business activities exclusively through a wholly-owned indirect Florida subsidiary, Nicholas Financial, during the fiscal years ended March 31, 2024 and 2023. Nicholas Financial has been a specialized consumer finance company engaged primarily in servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. To a lesser extent, prior to the end of the third fiscal quarter of the fiscal year ended March 31, 2024, Nicholas Financial also originated Contracts, and prior to the end of the third fiscal quarter of the fiscal year ended March 31, 2023, direct consumer loans (“Direct Loans”) and sold consumer-finance related products. Nicholas Financial’s financing activities represent a primary source of consolidated revenue for the fiscal years ended March 31, 2024 and 2023. A second Florida subsidiary, NDS, serves as an intermediate holding company for Nicholas Financial.

Nicholas Financial Parent, Nicholas Financial, and NDS are collectively referred to herein as the “Company”.

Introduction

The Company’s consolidated revenues decreased from $44.3 million for the fiscal year ended March 31, 2023 to $22.2 million for the fiscal year ended March 31, 2024. The Company’s net loss per share decreased from $4.65 per share for the fiscal year ended March 31, 2023 to a net loss of $2.86 per share for the fiscal year ended March 31, 2024. The Company’s loss before income tax decreased from $32.7 million for the year ended March 31, 2023 to a loss before income tax of $20.8 million for the year ended March 31, 2024. The decrease in profitability was primarily driven by a decrease in average finance receivables from $165.4 million to $88.2 million for the years ended March 31, 2023 and 2024, respectively.

The Company’s consolidated net loss decreased from $34.1 million for the fiscal year ended March 31, 2023 to a net loss of $20.8 million for the fiscal year ended March 31, 2024.

The gross portfolio yield of the portfolio for the fiscal years ended March 31, 2024 and 2023 was 33.6% and 26.8%, respectively. For the fiscal years ended March 31, 2023 and 2024, the average dealer discount decreased from 6.5% to 6.3%, primarily as a result of market conditions in the 2024 fiscal year. The APR (and therefore overall yield) on new purchases declined in fiscal 2024 and fiscal 2023 to 22.1% from 22.5%, which was primarily driven by the Company’s continuing commitment to its core principles of disciplined underwriting and risk-based pricing.

Operating expenses as presented include restructuring costs of $1.2 million for the twelve months ended March 31, 2024 and $4.8 million for the twelve months ended March 31, 2023.

Portfolio Summary	Fiscal Year ended March 31, (In thousands)
	2024	2023
Average finance receivables (1)	$88,285	$165,412
Average indebtedness (2)	$8,020	$54,214
Interest and fee income on finance receivables	22,237	44,270
Interest expense	929	3,931
Net interest and fee income on finance receivables	$21,308	$40,339
Gross portfolio yield (3)	25.19%	26.76%
Net charge-off percentage (4)	30.63%	15.86%

(1)
Average finance receivables represent the average of finance receivables throughout the period.
(2)
Average indebtedness represents the average outstanding borrowings under the Credit Facility throughout the period. Average indebtedness does not include a loan obtained by the Company on May 27, 2020 in the amount of $3,243,900 from Fifth Third Bank in connection with the U.S. Small Business
Administration’s Paycheck Protection Program (the “PPP Loan”).
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

The Company’s critical accounting estimates (i.e., that involves a significant level of estimation uncertainty and has or is reasonably likely to have a material impact on the Company’s financial condition or results of operations) relates to the determination of the fair value of finance receivables held for sale which determines the held for sale valuation allowance necessary to carry finance receivables held for sale at the lower of amortized cost or fair value.

There have been changes in our critical accounting policies from those disclosed in our 2023 Annual Report on Form 10-K related to the following:

•
On April 1, 2023, the Company adopted of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance: ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and ASU 2019-11 in November 2019, ASU 2020-02 in February 2020 and ASU 2022-02 in March 2022, and ASC 326 was applicable for the period from April 1, 2023 to October 31, 2023.
•
Upon the Company's decision on November 1, 2023, to sell the portfolio, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. As a result of this reclassification, the Company eliminated the allowance for credit losses established under Accounting Standards Codification ("ASC") 326 which resulted in a reversal of previously recorded provisions for credit losses for the period from April 1, 2023 through October 31, 2023.

Fair Value of Finance Receivables Held for Sale

Finance receivables held for sale are carried at the lower of amortized cost basis or fair value which generally established a new held for sale valuation allowance through earnings in the same reporting period. The Company compared the fair value and amortized cost of finance receivables held for sale and recorded a held for sale valuation allowance through earnings to reduce the amortized cost basis to fair value as of March 31, 2024. The Company estimates the fair value of finance receivables held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and /or interest rates currently being offered for similar products. Significant increases (decreases) in assumptions in isolation could result in a significantly lower (higher) fair value measurement. Changes in the held for sale valuation allowance are recorded through earnings along with charge offs and recoveries as "Fair value and other adjustments, net" in the Consolidated Statements of Operations.

Fiscal 2024 Compared to Fiscal 2023

Interest and Fee Income on Finance Receivables

Interest and fee income on finance receivables, predominantly finance charge income, decreased to $22.2 million in fiscal 2024 as compared to $44.3 million in fiscal 2023. The average finance receivables totaled $88.3 million for the fiscal year ended March 31, 2024, a decrease of 46.6% from $165.4 million for the fiscal year ended March 31, 2023. Specifically, origination of direct loans decreased to $0 in fiscal year 2024 compared to $15.8 million in fiscal year end 2023, and Contract purchases decreased to $5.5 million in fiscal year 2024 compared to $47.5 million in fiscal year 2023.Purchasing volume decreased to $5.5 million in fiscal 2024 from $47.5 million in fiscal 2023. Purchasing volume decreased from fiscal 2023 primarily as a result of implementation of our restructuring strategy.

Competition continued to affect the Company’s ability to acquire Contracts at desired yields. The average APR on new Contract purchases was 22.1% for fiscal 2024 and 22.5% for fiscal 2023. Concurrently, the dealer discount on new Contract purchases decreased from 6.5% for fiscal 2023 to 6.3% for fiscal 2024, primarily as a result of competitive pressures. Overall, the Company maintains its strategy focused on risk-based pricing (rate, yield, advance, term, etc.) and a commitment to the underwriting discipline required for optimal portfolio performance.

The gross portfolio yield decreased to 25.19% for the fiscal year ended March 31, 2024 as compared to 26.76% for the fiscal year ended March 31, 2023. The gross portfolio yield decreased primarily as a result of the decrease in average finance receivables.

Operating Expenses

Our operating expenses consisted primarily of servicing expenses, payroll and employee benefits, administrative expenses, and other miscellaneous expenses. Operating expenses decreased to $15.5 million for the fiscal year ended March 31, 2024 compared to $32.4 million for the fiscal year ended March 31, 2023 as a result of restructuring initiatives undertaken by the Company.

Interest Expense

Interest expense decreased to $0.9 million for the fiscal year ended March 31, 2024, as compared to $3.9 million for the fiscal year ended March 31, 2023, due to a decrease in average outstanding debt, which was partially offset by a higher interest rate. The average outstanding debt during the year ended March 31, 2024 decreased to $8.0 million from $54.2 million during the year ended March 31, 2023. The following table summarizes the Company’s average cost of borrowed funds for the fiscal years ended March 31:

	2024	2023
Variable interest under the line of credit and credit facility	5.05%	2.70%
Credit spread under the line of credit and credit facility	3.35%	3.27%
Average cost of borrowed funds	8.40%	5.97%

Analysis of Credit Losses

The following table sets forth a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans under ASC 326 and the impact of adoption of ASU 2016-13 for the fiscal years ended March 31. 2024 and a reconciliation of the changes in the allowance for credit losses on Contracts and Direct Loans under the incurred loss model for the fiscal year ended March 31, 2023:

	For the year ended March 31, 2024
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year, prior to adoption of ASU 2016-13	$16,265	$1,131	$17,396
Impact of adoption of ASU 2016-13	(562)	772	210
Provision for credit losses (1)	12,713	2,110	14,823
Charge-offs(2)	(21,337)	(3,495)	(24,832)
Recoveries(2)	4,210	446	4,656
Reversal of allowance for credit losses (1)	(11,289)	(964)	(12,253)
Balance at end of year	$—	$—	$—

(1) Provision for credit losses and reversal of allowance for credit losses is presented net as "Provision for credit losses" in the Consolidated Statements of Operations.

(2) Amounts shown represents charge-off and recoveries through October 31, 2023. Since November 1, 2023 charge-offs and recoveries are included in "Fair value and other adjustment, net" in the Consolidated Statements of Operations.

	For the year ended March 31, 2023
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year	$1,961	$988	$2,949
Provision for credit losses	37,125	3,533	40,658
Charge-offs	(28,391)	(3,621)	(32,012)
Recoveries	5,570	231	5,801
Balance at end of year	$16,265	$1,131	$17,396

Implementation of ASU 2016-13

On April 1, 2023 the Company adopted ASU 2016-13, as further described in "Significant Accounting Policies" to the Consolidated Financial Statements. Upon implementation of ASU 2016-13, the Company recognized a decrease to its opening retained earnings balance of approximately $0.2 million, which reflects an increase to the allowance for credit losses (ACL) of approximately $0.2 million.

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

On November 1, 2023, concurrent with the decision to sell the portfolio, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. As a result of this reclassification, the Company eliminated the allowance for credit losses under ASC 326, which resulted in a reversal of previously recorded provisions for credit losses for the period from April 1, 2023 through October 31, 2023. The Company compared the fair value and amortized cost of finance receivables to held for sale and recorded a held for sale valuation allowance through earnings to reduce the amortized cost basis to fair value as of March 31, 2024.

Beginning on November 1, 2023, the Company estimates the fair value of these finance receivables held for sale utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts. In determining the appropriate discount rate, prepayment and credit assumptions, the Company monitors other capital markets activity for similar collateral being traded and/or interest rates currently being offered for similar products. Discussions related to the fair value of these finance receivables held for sale are held between Company management and external valuation specialists to review the key assumptions used in arriving at the final estimates. As such, these finance receivables are therefore classified within Level 3 of the valuation hierarchy.

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

If the allowance for credit losses was determined to be inadequate, then an additional charge to the provision was recorded to maintain adequate reserves based on management’s evaluation of the risk inherent in the loan portfolio. Conversely, the Company could identify abnormalities in the composition of the portfolio, which would indicate the calculation is overstated and management's judgment may be required to determine the allowance of credit losses for both Contracts and Direct Loans.

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

Prior to April 1, 2023, the Company recorded losses based on the trailing twelve-month charge-offs and applied this calculated percentage to ending finance receivables to calculate estimated probable credit losses for purposes of determining the allowance for credit losses. Upon adoption of ASC 326 on April 1, 2023, expected credit losses were determined by comparing the amortized cost of finance receivables with the present value of the estimated future principal and interest cash flows. The current period provision reflects the change in the difference between the amortized cost basis and the present value of the expected cash flows of finance receivables.

The net charge-off percentage increased to 30.6% for the year ended March 31, 2024, from 15.9% for year ended March 31, 2023. (See the Portfolio Summary table in the “Introduction” above for the definition of net charge-off percentage.) Management attributes these increased delinquencies and loan defaults primarily to the fact that the beneficial impact of the government’s prior COVID-19-related assistance to the Company’s customers had subsided at a time when those customers began facing increased inflationary pressures affecting their cost of living, and expects that the net charge-off percentage will remain, for the foreseeable future, at levels higher than those experienced in prior years for the same reasons.

The delinquency percentage for Contracts more than 29 days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2024 was 16.9%, an increase from 15.7% as of March 31, 2023. The delinquency percentage for Direct Loans more than 29 days past due, excluding Chapter 13 bankruptcy accounts, as of March 31, 2024 was 16.1%, a decrease from 17.0% as of March 31, 2023. While delinquency percentage declined for Direct Loans, the customers continue experiencing market and economic pressure and its adverse impact on the consumers.

In accordance with our policies and procedures, certain borrowers qualify for, and the Company offers, one-month principal payment deferrals on Contracts and Direct Loans.

Income Taxes

The Company recorded a tax expense of approximately $0 during fiscal 2024 compared to a tax expense of approximately $1.4 million during fiscal 2023. The Company’s effective tax rate in fiscal 2024 was 0.0% compared to (4.3)% in fiscal 2023. For further discussion regarding income taxes see “Note 7 – Income Taxes”.

Liquidity and Capital Resources

The Company’s cash flows are summarized as follows:

	Fiscal Year ended March 31, (In thousands)
	2024	2023
Cash provided by (used in):
Operating activities	$1,827	$(2,182)
Investing activities	45,801	29,894
Financing activities	(29,100)	(32,033)
Net increase (decrease) in cash	$18,528	$(4,321)

Our major source of liquidity and capital is cash generated from our operations and our subsequent disposition of substantially all of our finance receivables and repossessed assets in April 2024.

We believe that our current cash balance, together with the future cash generated from operations, will be sufficient to satisfy our requirements and plans for cash for the next 12 months. We also believe that future cash generated from operations and our subsequent disposition of substantially all of our finance receivables and repossessed assets in April 2024 will be sufficient to satisfy our requirements and plans for cash beyond the next 12 months. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms.

On January 26, 2024 the Company terminated the Credit Facility. The Company did not incur any termination fees or penalties in connection with the termination of the Credit Facility.

The Company is currently evaluating its capital allocation goals and may in the future decide to change its mix of capital resources in an effort to achieve a higher dollar value of receivables for every dollar of equity capital invested. To do so, the Company may, distribute future excess profits generated at its subsidiaries to the Company, or reinvest excess equity capital into its subsidiaries when opportunities warrant. In addition, the Company may determine to continue its share repurchases at a higher volume than previously and/or acquire businesses or assets that are related or unrelated to its current business, including securities in publicly-held companies. However, the Company is not limited to these alternatives. In addition, the Company may determine not to pursue these or any other alternatives to change its capital allocation.

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

Subsequent Events

On April 18, 2024, the Company completed its continuation and domestication from British Columbia to the State of Delaware by filing its Certificate of Corporate Domestication and Certificate of Incorporation in the State of Delaware. The Company has estimated a potential tax liability due to Canada ranging between $1.7 million and $2.6 million. In June 2024, the Company made an estimated payment of $1.7 million to Canada and the Company expects to file for the stub period created from the domestication in October 2024.

On April 26, 2024, the Company completed the closing under the master asset purchase agreement with Westlake Services, LLC dba Westlake Financial, a California limited liability company (“Westlake”), to sell substantially all of the Company’s assets, consisting of the Company’s motor vehicle retail installment sale contracts and unsecured consumer loan contracts (collectively, the “Contracts”) and the accounts receivable related to such Contracts (collectively, the “Receivables”). The transaction closed with an aggregate purchase price of $65.6 million pursuant to the terms of the master asset purchase agreement. After adjustments to the gross aggregate purchase price, the Company received net cash proceeds of $40.6 million and retained $25.9 million in principal and interest cash payments collected by the Company prior to the closing that otherwise would have been paid to Westlake.

Pursuant to the terms of the Purchase Agreement, Westlake was due to make additional payments to the Company based on a percentage of cash collections received over a predetermined threshold on the loan portfolio from September 30, 2023 through the closing of the disposition. Pursuant to the terms of the Purchase Agreement, Westlake made a $40.6 million payment to the Company at the closing of the disposition on April 26, 2024. The Company and Westlake subsequently determined that Westlake overpaid the Company approximately $2.6 million at the closing. The final determination of the amount to be repaid to Westlake is still being negotiated and has not been finalized as of the date of this filing. As such, the Company is not able to finalize the accounting related to the disposition at this time. The Company expects the ongoing negotiations with Westlake will be finalized in the second quarter of this fiscal year at which time the amount to be repaid and the calculation of the gain or loss from the disposition will be determined.

On June 15, 2024, the Company completed the closing under the Share Purchase Agreement to acquire Amplex Electric, Inc., an Ohio corporation (“Amplex”), from the sellers (the “Sellers”), pursuant to which the Sellers have agreed to sell, and the Company has agreed to purchase 51% of the issued and outstanding common shares, no par value per share, of Amplex and the Company has agreed to make payment to holders of options for Amplex’s common shares in consideration of cancellation of such options for preliminary purchase consideration of $11.6 million, which was paid in cash on the date of closing. The acquisition will be accounted for using the acquisition method and the results of the acquired business will be included in the Company’s results of operations from the acquisition date. Based on the timing of the acquisition and lack of available information, the Company determined it was impractical to disclose a preliminary purchase price allocation at this time. The Company is currently in the process of completing the accounting for the transaction and expect to have our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed in the first quarter of the current fiscal year.

As of March 31,2024, the Company has extended $300 thousand in Term Loan Advances to Amplex. Between April 1, 2024 and June 1, 2024, the Company made Term Loan Advances to Amplex in the aggregate amount of $450 thousand. The Term Loan Advances were to be repaid at the earlier of a) the closing of the Share Purchase Agreement and b) the first anniversary of the initial term loan advance date if the negotiations of the Share Purchase Agreement are terminated. In conjunction with the closing of the Share Purchase Agreement, the Term Loan Advances with a total outstanding principal and accrued interest of $754 thousand was converted into 421 shares of Amplex common stock at the share purchase price of $1,792.55 per share.

In conjunction with the closing of the Share Purchase Agreement, the Company purchased 1,674 shares of Amplex common stock at the share purchase price of $1,792.55 per share for an aggregate purchase price of $3 million. Upon the completion of all of the foregoing transactions with Amplex, the Company acquired an aggregate of 56.5% of the issued and outstanding shares of Amplex.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The following financial statements are filed as part of this Report:

Report of Independent Registered Public Accounting Firm0F

To the Shareholders, Board of Directors, and Audit Committee

Nicholas Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nicholas Financial, Inc. and Subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Finance Receivables Held for Sale

As discussed in Note 2 to the financial statements, subsequent to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument, on November 1, 2023, the Company decided to sell its finance receivable portfolio which resulted in a reclassification of finance receivables from held for investment, at amortized cost, to held for sale, at the lower of amortized cost or fair value. As discussed in Note 14 to the financial statements, subsequent to March 31, 2024, the Company sold substantially all of its finance receivables.

Share Purchase Agreement

As discussed in Note 14 to the financial statements, subsequent to March 31, 2024, the Company entered into a share purchase agreement to acquire a majority ownership interest in Amplex Electric, Inc.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Finance Receivables Held for Sale

On November 1, 2023, concurrent with the decision to sell the finance receivable portfolio, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. As further described in Notes 2 and 6 to the financial statements, the Company estimates the fair value of the finance receivable portfolio, which is $38.8 million at March 31, 2024 and is less than the amortized cost basis of the finance receivables held for sale, by utilizing a discounted cash flow approach which includes an evaluation of the collateral and underlying loan characteristics, as well as assumptions to determine the discount rate such as credit loss and prepayment forecasts.

We identified the Company’s fair value estimate of finance receivables held for sale as a critical audit matter. The principal considerations for that determination were the degree of subjectivity required to audit management’s estimate of fair value including the selection of assumptions, such as the discount rate, and our use of an auditor’s specialist. This required a higher degree of auditor effort and judgment.

The primary procedures we performed to address this critical audit matter included the following:

•
We obtained an understanding of the Company’s process for estimating the fair value of the finance receivables held for sale, including the selection of assumptions used in the estimate.
•
We tested the completeness and accuracy of the data used by the Company to calculate the fair value.
•
We evaluated the sensitivity of the fair value estimate to changes in the discount rate.
•
We involved our internal valuation specialists to assist in:
o
Evaluating the appropriateness of the methodology and assumptions, such as the discount rate, and;
o
Testing the design of the model calculation through a re-performance of the discounted cash flow on a sample basis.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia

July 1, 2024

Nicholas Financial, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31,
	2024	2023
Assets
Cash and cash equivalents	$18,982	$454
Finance receivables held for sale, at a lower of amortized cost or fair value	38,773	-
Finance receivables held for investment, net	-	106,919
Repossessed assets held for sale, at lower of carrying value or fair value less cost to sell	668	1,491
Prepaid expenses and other assets	438	316
Income taxes receivable	902	946
Property and equipment, net	75	222
Total assets	$59,838	$110,348
Liabilities and shareholders’ equity
Credit facility, net of debt issuance costs	$-	$28,936
Accounts payable, accrued expenses, and other liabilities	996	1,603
Total liabilities	996	30,539
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	—	—
Common stock, no par: 50,000 shares authorized; 12,657 shares issued and 7,289 shares outstanding as of the end of both reporting periods	35,267	35,223
Treasury stock: 5,368 common shares, at cost, as of the end of both reporting periods	(76,794)	(76,794)
Retained earnings	100,369	121,380
Total shareholders’ equity	58,842	79,809
Total liabilities and shareholders’ equity	$59,838	$110,348

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Fiscal Year ended March 31,
	2024	2023
Interest and fee income on finance receivables	$22,237	$44,270
Expenses:
Operating expenses	15,520	32,449
Provision for credit losses	2,570	40,658
Fair value and other adjustments, net	24,164	-
Interest expense	929	3,931
Total expenses	43,183	77,038
Income from securities:
Net gain on equity investments	-	66
Income from cash equivalents	145	-
Total income from securities	145	66
Loss before income taxes	(20,801)	(32,702)
Income tax expense	-	1,417
Net loss	$(20,801)	$(34,119)
Loss per share:
Basic	$(2.86)	$(4.65)
Diluted	$(2.86)	$(4.65)

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Common Stock				Total
	Shares	Amount	Treasury Stock	Retained Earnings	Shareholders' Equity
Balance at March 31, 2022	7,546	$35,292	$(74,405)	$155,499	$116,386
Net loss	—	—	—	(34,119)	(34,119)
Issuance of restricted stock awards	11	—	—	—	—
Restricted stock cancellations	(27)	(175)	—	—	(175)
Treasury stock repurchases	(241)	—	(2,389)	—	(2,389)
Share-based compensation	-	106	—	—	106
Balance at March 31, 2023	7,289	$35,223	$(76,794)	$121,380	$79,809
Cumulative effect of adoption of ASC 326	—	—	—	(210)	(210)
Net loss	—	—	—	(20,801)	(20,801)
Share-based compensation	—	44	—	—	44
Balance at March 31, 2024	7,289	$35,267	$(76,794)	$100,369	$58,842

See accompanying notes to the Consolidated Financial Statements.

Nicholas Financial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,801)	$(34,119)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of intangibles	84	390
Amortization of debt issuance costs	164	523
Non-cash lease expense	59	1,632
Net loss on disposal of property and equipment	89	1,090
Net gain on equity investments	—	(66)
Fair value and other adjustments, net	24,164	—
Provision for credit losses	2,570	40,658
Accretion of dealer discounts	(3,182)	(5,902)
Accretion of insurance and fee commissions	(1,953)	(3,512)
Accretion of purchase price discount	(62)	(130)
Deferred income taxes	—	1,385
Cancellations of restricted stock awards	—	(175)
Principal reduction on operating lease liabilities	(46)	(1,663)
Share-based compensation	44	106
Changes in operating assets and liabilities:
Accrued interest receivable	1,108	(12)
Prepaid expenses and other assets	54	860
Accounts payable, accrued expenses, and other liabilities	(509)	(3,290)
Income taxes receivable	44	43
Net cash used in operating activities	1,827	(2,182)
Cash flows from investing activities:
Purchase and origination of finance receivables	(5,515)	(63,348)
Principal payments received and proceeds from repossessed assets held for sale	51,629	93,095
Advancements on Term loan to Amplex	(300)	—
Purchases of equity investments	—	(7,237)
Proceeds from sale of equity investments	—	7,303
Proceeds from sale of property and equipment	—	140
Payments for property and equipment	(13)	(59)
Net cash provided by investing activities	45,801	29,894
Cash flows from financing activities:
Repayments on credit facilities	(29,100)	(43,700)
Proceeds from credit facilities	—	17,800
Payment of loan originations fees	—	(500)
Repayment of PPP Loan	—	(3,244)
Repurchases of treasury stock	—	(2,389)
Net cash used in financing activities	(29,100)	(32,033)
Net increase (decrease) in cash	18,528	(4,321)
Cash, beginning of year	454	4,775
Cash, end of year	$18,982	$454
Supplemental Disclosures:
Interest paid	$997	$3,351
Income taxes paid	—	27

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

During the year ended March 31, 2024, the Company first shifted from a decentralized business model to a regionalized business model in which each of its originators focuses on a specific region in the Company’s smaller target market footprint with an expectation that Contract purchase and origination activities will proceed on a much smaller scale.

On November 13, 2023, the Company entered into a Master Asset Purchase Agreement (the “Purchase Agreement”) with Westlake Services, LLC dba Westlake Financial, a California limited liability company (“Westlake Financial”), pursuant to which the Company have agreed to sell substantially all of the Company’s assets. In connection with the entering into the Purchase Agreement, the Company has ceased new loan originations of Contracts and Direct Loans. As part of a restructuring plan (see Note 12) the Company has outsourced servicing, collections and recovery activities.

The goal of the strategy and related restructuring is to free up capital and permit the Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business.

The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canadian income taxes are not reported as they are immaterial. On April 18, 2024, the Company completed its continuation and domestication from British Columbia to the State of Delaware by filing its Certificate of Corporate Domestication and Certificate of Incorporation in the State of Delaware. See Note 14 for additional details.

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

Cash Equivalents

Short-term highly liquid investments with a maturity date that was 3 months or less at the time of purchase are treated as cash equivalents. Amounts earned from cash equivalents are presented separately in the Consolidated Statements of Operations.

Advertising

Advertising costs are expensed as incurred. Advertising cost were $0.1 million and $1.2 million for the fiscal years ended March 31, 2024 and 2023, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of finance receivables held for sale.

Allowance for Credit Losses

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

On November 1, 2023, concurrent with the decision to sell the portfolio, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value, and this resulted in the

Company reversing the allowance for credit losses as of November 1, 2023 through the provision for credit losses in the Consolidated Statement of Operations.

Finance Receivables

On November 1, 2023, concurrent with the decision to sell the portfolio, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value.

Finance Receivables are reclassified to held for sale at the point the criteria for changing classification is met (when the Company decides to sell finance receivables that were originally classified as held for investment). The previously recorded allowance for credit losses, under Topic 326, associated with the reclassified finance receivables (after applying the write off policy) is released and an offsetting entry recorded to the provision for credit losses. This has had the effect of reversing the pre-transfer held for investment allowance for credit losses through the provision. Finance receivables held for sale are carried at the lower of amortized cost basis or fair value which generally established a new held for sale valuation allowance through earnings in the same reporting period. Changes in the held for sale valuation allowance are recorded through earnings along with charge offs and recoveries as "Fair value and other adjustments net" in the Consolidated Statements of Operations.

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

Prior to November 1, 2023, finance receivables were carried at amortized cost, net of unearned dealer discounts, unearned insurance and commissions (see “Revenue Recognition”), and the allowance for credit losses (see Note 3).

Repossessed Assets

Repossessed assets are measured at the lower of carrying value or fair value less cost to sell. When the fair value less cost to sell of the repossessed assets is less than the carrying value, the Company records a valuation allowance which is a non-recurring fair value measurement.

Repossessed assets consist primarily of automobiles that have been repossessed by the Company and are awaiting final disposition. Costs associated with repossession, transport, and auction preparation expenses are reported as expenses in the period in which they are incurred.

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

Investments in Debt Securities

The Company and Amplex Electric, Inc. (“Amplex” or the “Borrower”) entered into a Term Loan Agreement (the “Term Loan Agreement”) entered into on February 15, 2024, as amended by the First Amendment dated April 26, 2024 and later amended by the Second Amendment dated June 15, 2024, pursuant to which the Company agreed to make one or more term loan advances (“Term Loan Advances” or “Term Loans”) to Amplex in an aggregate principal amount not to exceed $900 thousand. The Borrower agrees to make monthly payments of interest on each Term Loan Advance, commencing on March 1, 2024 and on the first day of each month thereafter. No payments of principal are due until the earlier of a) closing of a share purchase agreement (the “Transaction Closing Date”) or b) in the event of terminating the negotiation of a share purchase agreement (“Triggering Event”), the first anniversary of the date of initial Term Loan Advance (the “Term Loan Maturity Date”). All unpaid principal and accrued and unpaid interest on the Term Loan Advances is due and payable in cash on the Term Loan Maturity Date. Amounts may be prepaid without penalty by giving five days written notice to the Lender. Interest is accrued on Term Loan Advances at an interest rate of 12.5% per annum.

Per the amended terms of the Term Loan Agreement, at the Transaction Closing Date, the outstanding debt from the Term Loan Advances relating to MR Seller shall automatically be converted into the number of common shares of Amplex determined by dividing the outstanding debt from the Term Loan Advances by the Share Purchase Price (the “Converted Shares”). The Term Loans were converted upon the Transaction Closing Date of June 15, 2024 at the share purchase price of $1,792.55 per share into 421 shares of Amplex common stock.

The Term Loan Advance receivable is accounted for as an available-for-sale debt security and fair valued using “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset. The Company subsequently remeasures the Term Loan Advances at each reporting period with any unrealized gains and losses on these available-for-sale securities included in other comprehensive income. The Company’s Term Loan Advances were determined to be an available-for-sale debt securities under Accounting Standards Codification (“ASC”) 320, Investments - Debt Securities. The Company estimates the fair value of the Term Loan Advances using a probability-weighted scenario-based model, which uses as inputs the estimated fair value of the Borrower’s common stock, the estimated volatility of the Borrower’s common stock, the time to expiration of the Term Loan Advances, the discount rate, the stated interest rate compared to the current market rate, and the risk-free interest rate for a period that approximates the time to expiration. The estimated fair value of the Borrower’s common stock is based on the estimated closing price of the Amplex shares to the Company at the time of issuance. The estimated volatility of the Borrower’s common stock is based on the observed volatility range of comparable publicly traded companies. The time to expiration is based on the probability of conversion prior to the contractual maturity date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration.

As of March 31, 2024, the Company recognized the Term Loan Advances based on its fair value on the issuance date of $300 thousand and is included within prepaid expenses and other assets on the Consolidated Balance Sheets. During the year ending March 31, 2024, the Company did not recognize a gain or loss given there was only an immaterial change in fair value of the Term Loan Advance receivable during the reporting period.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no uncertain tax positions as of March 31, 2024 or 2023.

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

A dealer discount represents the difference between the finance receivable of a Contract, and the amount of money the Company actually pays for the Contract. The discount negotiated by the Company is a function of the lender, the wholesale value of the vehicle, and competition in any given market. In making decisions regarding the purchase of a particular Contract, the Company considers the following factors related to the borrower: place and length of residence; current and prior job status; history in making installment payments for automobiles; current income; and credit history. In addition, the Company examines its prior experience with Contracts purchased from the dealer from which the Company is purchasing the Contract, and the value of the automobile in relation to the purchase price and the term of the Contract. The dealer discount is amortized as an adjustment to yield using the interest method over the life of the loan. The average dealer discount, as a percent of the amount financed, associated with new volume for the fiscal years ended March 31, 2024 and 2023, were 6.3% and 6.5%, respectively.

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

Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Ordinarily, basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. The Company's participating securities are non-vested restricted shares which are not required to share losses, and accordingly, are not allocated losses in periods of net loss. Dilutive earnings per share are calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which includes the dilutive effect of additional potential common shares from stock compensation awards. For the years ended March 31, 2024 and 2023, the Company experienced net loss. In a period of loss, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the years ended March 31, 2024 and 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 10,000 shares from options to purchase common shares. Loss and income per share has been computed based on the following weighted average number of common shares outstanding:

	Fiscal Year ended March 31, (In thousands, except earnings per share numbers)
	2024	2023
Numerator:
Net loss per consolidated statements of operations	$(20,801)	$(34,119)
Percentage allocated to shareholders *	100.0%	100.0%
Numerator for basic and diluted loss per share	(20,801)	(34,119)

Denominator:
Denominator for basic loss per share - weighted-average shares outstanding	7,283	7,330
Dilutive effect of stock options	—	—
Denominator for diluted loss per share	7,283	7,330

Per share loss from continuing operations
Basic	$(2.86)	$(4.65)
Diluted	$(2.86)	$(4.65)

*Basic weighted-average shares outstanding	7,283	7,330
Basic weighted-average shares outstanding and unvested restricted stock units expected to vest	7,283	7,330
Percentage allocated to shareholders	100.0%	100.0%

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

Financial Instruments and Concentrations

The Company’s financial instruments consist of cash, cash equivalents, Term loan to Amplex, finance receivables (accrued interest receivable is a part of finance receivables), and a Credit Facility. Financial instruments that are exposed to concentrations of credit risk are primarily finance receivables, cash, and cash equivalents

During the year ended, March 31, 2024, the Company operated in four states through its virtual outreach. Of the aggregate finance receivables as of March 31, 2024, Ohio represented 53%, Kentucky represented 13%, Florida represented 19%, and South Carolina represented 8%. The Company provided credit during the normal course of business and performed ongoing credit evaluations of its customers.

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

Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. This ASU became effective for us on April 1, 2023. We adopted this guidance in the first quarter of fiscal 2024 using the modified retrospective method. Adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this standard will be effective for the Company for the fiscal year ended March 31, 2025 and subsequent interim periods. The amendments will be applied retrospectively to all prior periods in the consolidated financial statements. The Company is currently evaluating the impact the amendments will have on the consolidated financial statements and related disclosures.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires enhanced income tax disclosures primarily related to the rate reconciliation and income taxes paid information to provide more transparency by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation table and (ii) income taxes paid, net of refunds, to be disaggregated by jurisdiction based on an established threshold. The amendments in this standard will be effective for the Company on April 1, 2025. The Company is currently evaluating the impact the amendments will have the consolidated financial statements and related disclosures.

The Company does not believe there are any other recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s consolidated financial statements.

3. Finance Receivables

Finance receivables consist of Contracts and Direct Loans, each of which comprise a portfolio segment.

The Company purchased individual Contracts from used and new automobile dealers in its markets. There is no relationship between the Company and the dealer with respect to a given Contract once the assignment of that Contract is complete. The dealer has no vested interest in the performance of any Contract the Company purchases. The Company’s charge off policy is 121 days past due. In addition, Chapter 13 Bankruptcies, once the Company is notified of such, is notated on the customer's account of the bankruptcy status. When the Company receives notice that a Chapter 13 Bankruptcy plan is not confirmed by the courts or the loan is 121 days past due, the loan is charged off. This policy is in line with industry standards, considering the sub-prime nature of our customers. In the event of repossession, the charge-off will occur after standard collection practices by the Company, as determined by the residency state of a customer. This practice is consistent with the sub-prime industry.

Contracts and Direct Loans included in finance receivables are detailed as follows as of fiscal years ended March 31:

	(In thousands)
	2024	2023
Finance receivables	$-	$128,170
Accrued interest receivable	-	1,932
Unearned dealer discounts	-	(4,286)
Unearned purchase price discounts	-	(82)
Unearned insurance and fee commissions	-	(1,419)
Finance receivables, net of unearned	-	124,315
Allowance for credit losses	-	(17,396)
Finance receivables, net	$-	$106,919

Finance receivables held for sale consist of Contracts and Direct Loans and are detailed as follows:

	(In thousands)
	March 31,	March 31,
	2024	2023
Finance receivables held for sale at amortized cost	$56,108	-
Held for sale allowance	(17,335)	-
Finance receivables held for sale at fair value	$38,773	$-

Contracts

The Company purchases Contracts from automobile dealers at a negotiated price that is less than the original principal amount being financed by the purchaser of the automobile. The Contracts are predominantly for used vehicles. As of March 31, 2024, the average model year of vehicles collateralizing the portfolio was a 2012 vehicle. The terms of the Contracts range from 12 to 84 months and bear an average contractual interest rate of 22.1% and 22.2% as of March 31, 2024 and 2023, respectively.

In connection with the decision to sell the portfolio, the Company has cancelled, not renewed, or otherwise terminated all of its Contracts loan licenses, except in Florida, during the fourth quarter of fiscal 2024. Consequently, the Company has not originated any new Contracts since the end of the third quarter of fiscal 2024 and the Company does not intend to originate any new Contracts going forward. However, the Company expects its third-party service provider to continue to service the Company’s existing portfolio through the date of sale. The Company expects its total Contracts portfolio to be reduced over time as such Contracts are paid off or otherwise liquidated until there are no Contracts in the Company’s portfolio, which at the current rate of such activity, is expected to occur sometime during the fiscal year ending March 31, 2027.

Direct Loans

Direct Loans are typically for amounts ranging from $1 thousand to $15 thousand and are generally secured by a lien on an automobile, watercraft or other permissible tangible personal property. The majority of Direct Loans are originated with current or former customers under the Company’s automobile financing program. The typical Direct Loan represents a better credit risk than Contracts due to the customer’s historical payment history with the Company; however, the underlying collateral is less valuable. In deciding whether or not to make a loan, the Company considers the individual’s credit history, job stability, income, and impressions created during a personal interview with a Company loan officer. Additionally, because most of the Direct Loans made by the Company to date have been made to borrowers under Contracts previously purchased by the Company, the payment history of the borrower under the Contract is a significant factor in making the loan decision.

During fiscal 2023, the Company has cancelled, not renewed, or otherwise terminated all of its Direct Loan licenses. Consequently, the Company has not originated any new Direct Loans since the end of the third quarter of fiscal 2023 and the Company does not intend to originate any new Direct Loans going forward. However, the Company expects its third-party service provider to continue to service the Company’s existing Direct Loans through the day of sale. Direct Loans constituted approximately 11% of the aggregate principal amount of the Company’s loan portfolio as of March 31, 2024, and 15% of the aggregate principal amount of the Company’s loan portfolio as of March 31, 2023. The terms of the Direct Loans range from 6 to 72 months and bear an average contractual interest rate of 0.0% and 30.4% originated during the fiscal years ended March 31, 2024 and 2023, respectively. The Company expects its total Direct Loans portfolio to be reduced over time as such Direct Loans are paid off or otherwise liquidated until there are no Direct Loans in the Company’s portfolio, which at the current rate of such activity, is expected to occur sometime during the fiscal year ending March 31, 2027.

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

As of November 1, 2023, concurrent with the decision to sell the portfolio, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. As a result of this reclassification, the Company eliminated the allowance for credit losses established under ASC 326 which resulted in a reversal of previously recorded provisions for credit losses for the period from April 1, 2023 through October 31, 2023. The Company compared the fair value and amortized cost of finance receivables held for sale and recorded a held for sale valuation allowance of $17.3 million through earnings to reduce the amortized cost basis to fair value as of March 31, 2024.

The following presents the activity in our allowance for credit losses:

	For the year ended March 31, 2024
	(In thousands)
	Indirect	Direct	Total
Balance at beginning of year, prior to adoption of ASU 2016-13	$16,265	$1,131	$17,396
Impact of adoption of ASU 2016-13	(562)	772	210
Provision for credit losses (1)	12,713	2,110	14,823
Charge-offs(2)	(21,337)	(3,495)	(24,832)
Recoveries(2)	4,210	446	4,656
Reversal of allowance for credit losses (1)	(11,289)	(964)	(12,253)
Balance at end of year	$—	$—	$—

(1)Provision for credit losses and reversal of allowance for credit losses is presented net as "Provision for credit losses" in the Consolidated Statements of Operations.

(2)Amounts shown represents charge-offs and recoveries through October 31, 2023. Since November 1, 2023 charge-offs and recoveries are included in "Fair value and other adjustment, net" in the Consolidated Statements of Operations.

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
	2024
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$113	$—	$113
2023	10,061	1,122	8,939
2022	9,448	1,496	7,952
2021	2,776	547	2,229
2020	1,209	506	703
Prior	1,225	985	240
Total	$24,832	$4,656	$20,176

The following table presents gross charge-offs and recoveries by receivable origination year for Contract segment of portfolio:

	(In thousands)
	2024
	Gross Charge-offs	Gross Recoveries	Net Charge-offs
2024	$113	$—	$113
2023	7,950	907	7,043
2022	8,127	1,320	6,807
2021	2,722	521	2,201
2020	1,201	489	712
Prior	1,224	973	251
Total	$21,337	$4,210	$17,127

The following table presents gross charge-offs and recoveries by receivable origination year for Direct segment of portfolio:

	(In thousands)
	2024
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

The following table is an assessment of the credit quality by creditworthiness as of March 31:

	(In thousands)
	2024			2023
	Contracts	Direct Loans	Total	Contracts	Direct Loans	Total
Performing accounts	—	—	$—	$101,856	$16,926	$118,782
Non-performing accounts	—	—	-	6,972	1,728	8,700
Total	—	—	-	108,828	18,654	127,482
Chapter 13 bankruptcy	—	—	-	590	98	688
Finance receivables	—	—	$-	$109,418	$18,752	$128,170

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

4. Property and Equipment

Property and equipment as of March 31, 2024 and 2023 is summarized as follows. Depreciation expense was $81 thousand compared to $390 thousand for fiscal years end March 31, 2024 and 2023 respectively.

	(In thousands)
	Cost	Accumulated Depreciation	Net Carrying Value
2024
Equipment	305	232	73
Furniture and fixtures	6	6	-
Leasehold improvements	2	-	2
	$313	$238	$75
2023
Software	113	36	77
Equipment	323	183	140
Furniture and fixtures	9	6	3
Leasehold improvements	2	-	2
	$447	$225	$222

5. Credit Facility

Westlake Credit Facility

On January 18, 2023, NFI and NDS (collectively, the “Borrowers”), two wholly-owned subsidiaries of Nicholas Financial Parent, entered into a Loan and Security Agreement (the "Loan Agreement") for a new senior secured revolving credit facility (the “Credit Facility”) with Westlake Capital Finance, LLC (the “Lender”), who is an affiliate of Westlake, the servicer of substantially all of the Company's receivables, pursuant to which the Lender is providing the Borrowers with a senior secured revolving credit facility in the principal amount of up to $50 million. The Company fully paid the outstanding indebtedness under the Credit Facility as of October 27, 2023.

The availability of funds under the Credit Facility was generally limited to an advance rate of between 70% and 85% of the value of the Borrowers’ eligible receivables. Outstanding advances under the Credit Facility accrued interest at a rate equal to the secured overnight financing rate (SOFR) plus a specified margin, subject to a specified floor interest rate. Unused availability under the Credit Facility accrued interest at a rate of 0.25%. The commitment period for advances under the Credit Facility was two years. We refer to the expiration of that time period as the “Maturity Date.”

The Loan Agreement contained customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, and sales of assets. The Loan Agreement also required the Borrowers to maintain (i) a minimum tangible net worth equal to the lower of $40 million and an amount equal to 60% of the outstanding balance of the Credit Facility and (ii) an excess spread ratio of less than 8.0%. Pursuant to the Loan Agreement, the Borrowers granted a security interest in substantially all of their assets as collateral for their obligations under the Credit Facility. If an event of default occurred, the Lender could have increased borrowing costs, restricted the Borrowers’ ability to obtain additional advances under the Credit Facility, accelerated all amounts outstanding under the Credit Facility, enforced their interest against collateral pledged under the Loan Agreement or enforced such other rights and remedies as they had under the loan documents or applicable law as secured lenders.

If the Borrowers prepaid the loan and terminated the Credit Facility prior to the Maturity Date, then the Borrowers would have been obligated to pay the Lender a termination fee in an amount equal to a percentage of the average outstanding principal balance of the Credit Facility during the 90-day period immediately preceding such termination. If the Borrowers were to sell their accounts receivable to a third-party prior to the Maturity Date, then the Borrowers would have been obligated to pay the Lender a fee in an amount equal to a specified percentage of the proceeds of such sale.

On January 26, 2024 the Company terminated the Credit Facility. The Company did not incur any termination fees or penalties in connection with the termination of the Credit Facility.

Wells Fargo Credit Facility

On November 5, 2021, NFI and NDS entered into a senior secured credit facility (the “Wells Fargo Credit Facility”) pursuant to a loan and security agreement by and among the Borrowers, Wells Fargo Bank, N.A., as agent, and the lenders that are party thereto (the “Credit Agreement”). The prior credit facility (the "Ares Credit Facility") pursuant to a credit agreement among the Company’s subsidiary NF Funding I, Ares Agent Services, L.P. and the lenders party thereto was paid off in connection with entering into the Wells Fargo Credit Facility. As a result, the Company recognized an acceleration of unamortized debt issuance costs (non-cash interest expense) related to the extinguishment of the Ares Credit Facility in the amount of $1.9 million as interest expense for the year ended March 31, 2022.

Pursuant to the Credit Agreement, the lenders agreed to extend to the Borrowers a line of credit of up to $175 million. The availability of funds under the Wells Fargo Credit Facility was generally limited to an advance rate of between 80% and 85% of the value of eligible receivables, and outstanding advances under the Wells Fargo Credit Facility accrued interest at a rate equal to the SOFR plus 2.25%. The commitment period for advances under the Wells Fargo Credit Facility was three years.

Pursuant to the Credit Agreement, the Borrowers granted a security interest in substantially all of the Company's assets as collateral for their obligations under the Wells Fargo Credit Facility. Furthermore, pursuant to a separate collateral pledge agreement, NDS pledged its equity interest in NFI as additional collateral.

The Credit Agreement and the other loan documents contained customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, and sales of assets. If an event of default occurred, the lenders could have increased borrowing costs, restricted the Borrowers’ ability to obtain additional advances under the Wells Fargo Credit Facility, accelerated all amounts outstanding under the Wells Fargo Credit Facility, enforced their interest against collateral pledged under the Wells Fargo Credit Facility or enforced such other rights and remedies as they had under the loan documents or applicable law as secured lenders.

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

As of March 31, 2024, the Company had no aggregate outstanding indebtedness under the Wells Fargo Credit Facility compared to $29.1 million outstanding amount as of March 31, 2023.

6. Fair Value Disclosures

The Company’s financial instruments consist of cash and cash equivalents, the Term loan advance to Amplex, finance receivables, and the WL Credit Facility. Finance receivables held for sale are measured at the lower of amortized cost or fair value. When the fair value of the finance receivables is less than the amortized cost basis, the Company records a valuation allowance which is a non-recurring fair value measurement. Repossessed assets are measured at the lower of carrying value or fair value less cost to sell. When the fair value less cost to sell of the repossessed assets is less than the carrying value, the Company records a valuation allowance which is a non-recurring fair value measurement.

The Term Loan Advance receivable is accounted for as an available-for-sale debt security and fair valued using “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the asset. The Company subsequently remeasures the Term Loan Advance at each reporting period with any unrealized gains and losses on these available-for-sale securities included in other comprehensive income.

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

The fair value of the Credit Facility as of March 31, 2024 was zero. The fair value of the Credit Facility, which was entered late in the prior year, was estimated to be equal to the book value at March 31, 2023 as the interest rate was a variable rate based on SOFR pricing options. The carrying value of cash and cash equivalents approximates fair value.

	Fair Value Measurement Using (In thousands)			Fair	Carrying
Description	Level 1	Level 2	Level 3	Value	Value
Cash:
March 31, 2024	$994	$—	$—	$994	$994
March 31, 2023	$454	$—	$—	$454	$454
Cash equivalents:
March 31, 2024	$17,988	$—	$—	$17,988	$17,988
March 31, 2023	$—	$—	$—	$—	$—
Term loan advance to Amplex:
March 31, 2024	$—	$—	$300	$300	$300
March 31, 2023	$—	$—	$—	$—	$—
Finance receivables:
March 31, 2024	$—	$—	$38,773	$38,773	$38,773
March 31, 2023	$—	$—	$105,971	$105,971	$106,919
Repossessed assets:
March 31, 2024	$—	$—	$668	$668	$668
March 31, 2023	$—	$—	$1,491	$1,491	$1,491
Credit facility:
March 31, 2024	$—	$—	$—	$—	$—
March 31, 2023	$—	$—	$29,100	$29,100	$29,100

Level 3 Assets with Significant Unobservable Inputs	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range	Weighted Average (1)
Non-recurring fair value
Finance receivables held for sale	$38,773	Discounted Cash Flows	Discount Rate	16.4% - 17.6%	17.3%
Repossessed assets held for sale	668	Discounted Cash Flows	Discount Rate	16.4% - 17.6%	17.3%

(1)	Weighted averages are determined by the relative fair value of the instruments or the relative contribution to the instruments fair value.

7. Income Taxes

Income tax expense consists of the following for the years ended March 31:

	(In thousands)
	2024	2023
Current:
Federal	$-	$22
State	-	10
Total current	-	32
Deferred:
Federal	-	708
State	-	677
Total deferred	-	1,385
Income tax expense	$-	$1,417

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company’s deferred tax assets consist of the following as of March 31:

	(In thousands)
Deferred Tax Assets	2024	2023
Allowance for credit losses not currently deductible for tax purposes	$-	$4,538
Unrealized fair value adjustment	4,162	-
Share-based compensation	30	20
Federal and state net operating loss carryforwards	9,816	4,812
Right of use liability	15	43
Other items	50	87
Valuation allowance	(14,047)	(9,457)
Total deferred tax assets	26	43

Deferred tax liabilities
Right of use asset	15	43
Other items	11	-
Total deferred tax liabilities	26	43
Deferred income taxes	$-	$-

Income tax expense reflects an effective U.S. tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	2024	2023
Income tax benefit at Federal statutory rate	$(4,355)	$(6,838)
Increase (decrease) resulting from:
Change in valuation allowance	4,590	9,457
State income taxes, net of Federal benefit	(770)	(1,207)
Other	535	5
Income tax expense	$-	$1,417

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of negative evidence evaluated was the cumulative pre-tax loss over the three-year period ended March 31, 2024. As of March 31, 2024, a full valuation allowance was recorded against the Company’s net deferred tax asset. The federal net operating loss ("NOL") generated for the year ended March 31, 2024 will carryforward indefinitely. Generally, state NOLs begin to expire March 31, 2039.

The Company considers the earnings of the Company’s U.S. subsidiaries to be indefinitely invested outside Canada on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and the Company’s specific plans for reinvestment of those subsidiary earnings. The Company has not recorded a deferred tax liability related to the Canadian income taxes and U.S. withholding taxes on approximately $100.4 million of undistributed earnings of the U.S. subsidiaries indefinitely invested outside Canada. When the Company repatriates the U.S. earnings, it would need to adjust its income tax provision as the earnings will no longer be indefinitely invested outside of Canada. If the Company decided to repatriate the U.S. earnings, it would need to adjust its income tax provision in the period the Company determined that the earnings will no longer be indefinitely invested outside of Canada.

8. Leases

The Company leases its corporate headquarters, which is located in Clearwater, Florida. The current lease relating to this space was entered into effective February 1, 2023 and expires on January 31, 2026. The Company previously leased its central business operations hub, which was located in Rock Hill, South Carolina. The lease relating to this space was entered into effective March 20, 2023 and was terminated effective January 31, 2024. All of the Company’s lease agreements are considered operating leases. None of the Company’s lease payments are dependent on a rate or index that may change after the commencement date, other than the passage of time.

As of March 31, 2023, the Company has closed each of its 47 branch offices located in Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin.

The Company’s lease liability was $0.1 million as of March 31, 2024 and $0.2 million as of March 31, 2023. The lease liability was included in accrued expenses, and other liabilities in the Consolidated Balance Sheet for each reporting fiscal year. The liability is based on the present value of the remaining minimum rental payments using a discount rate that is determined based on the Company’s incremental borrowing rate. The right of use asset was $0.1 million as of March 31, 2024 and $0.2 million as of March 31, 2023. The right of use asset was included in prepaid expenses and other assets in the Consolidated Balance Sheet for each reporting fiscal year.

The Company combines lease and non-lease components for its real estate leases in calculating the present value of the fixed payments. Future minimum lease payments under non-cancellable operating leases in effect as of March 31, 2024, are as follows:

in thousands
2025	$37
2026	31
Total future minimum lease payments	68
Present value adjustment	(3)
Operating lease liability	$65

The following table reports information about the Company’s lease cost for the twelve months ended March 31:

	(In thousands)
	2024	2023
Lease cost:
Operating lease cost	$57	$1,425
Variable lease cost	2	297
Total lease cost	$59	$1,722

The following table reports other information about the Company’s leases for the twelve months ended March 31:

	(In thousands)
	2024	2023
Other Lease Information
Operating Lease - Operating Cash Flows (Fixed Payments)	$46	$1,663
Operating Lease - Operating Cash Flows (Liability Reduction)	$111	$1,763

The following table reports other information about the Company’s leases as of March 31:

	2024	2023
Weighted Average Lease Term - Operating Leases	2.0 years	3.0 years
Weighted Average Discount Rate - Operating Leases	6.50%	6.50%

Rent expense for the fiscal years ended March 31, 2024 and 2023 was approximately $0.1 million and $1.8 million, respectively. For any new or modified lease, the Company, at the inception of the contract, determines whether a contract is or contains a lease. The Company records right-of-use ("ROU") assets and lease obligations for its operating leases, which are initially recognized based on the discounted future lease payments over the term of the lease. The Company uses its effective annual interest rate as the discount rate when evaluating leases under Topic 842.

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

A summary of option activity under the Equity Plans as of March 31, 2024, and changes during the year, is presented below.

	(Shares and Aggregate Intrinsic Value in thousands)
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2022	37	$11.85	1.45	$-
Granted	—	—
Exercised	—	—
Forfeited	(27)	11.54
Outstanding at March 31, 2023	10	$12.68	0.80	$-
Granted	—	—
Exercised	—	—
Forfeited	(5)	12.68
Outstanding at March 31, 2024	5	$12.68	0.30	$-
Exercisable at March 31, 2024	5	$12.68	0.30	$-

As of March 31, 2024, the Company had no unrecognized compensation related to options grants. For the fiscal years ended March 31, 2024 and 2023, there was no compensation cost expense related to stock options.

A summary of the status of the Company’s non-vested, service based, restricted shares under the Equity Plan is presented below

	(Shares and Aggregate Intrinsic Value in thousands)
Restricted Share Awards	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested at March 31, 2022	37	$10.26	0.92	$377
Granted	11	8.84
Vested	(8)	12.01
Forfeited	(28)	9.75
Non-vested at March 31, 2023	12	$8.97	0.51	$74
Granted	-	-
Vested	(11)	8.97
Forfeited	-	-
Non-vested at March 31, 2024	1	$11.10	0.25	$5

As of March 31, 2024, the Company had $2 thousand of unrecognized compensation related to restricted shares.

For the fiscal years ended March 31, 2024 and 2023, there was $44 thousand and $(69) thousand, respectively, of unrecognized compensation cost related to non-vested restricted share awards granted under the Equity Plans.

10. Employee Benefit Plan

The Company has a 401(k)-retirement plan under which all employees are eligible to participate. Employee contributions are voluntary and subject to Internal Revenue Service limitations. The Company made a discretionary matching employee contribution for $35 thousand and $88 thousand for the year ended March 31, 2024 and 2023, respectively.

11. Commitments and Contingencies

The Company is involved in certain claims and legal proceedings in the normal course of business of which one, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

Specifically, the Company has been sued together with several other defendants, in a lawsuit styled: Nicholas Financial, Inc. v. Jeremiah Gross, No. 21CY-CV02148-01, 7th Judicial Circuit, Clay County, Missouri. On March 9, 2021, the Company filed suit against Jeremiah Gross for a deficiency balance owed to the Company following the 2018 surrender and sale of his motor vehicle which secured a loan from the Company. On April 22, 2021, a default judgment for $7,984.18 was entered against Mr. Gross. On December 22, 2021, Mr. Gross filed a motion to set aside the default judgment. The Court granted his motion on March 23, 2022. In his answer he asserted a class-action counterclaim against the Company seeking to represent a nationwide class of the Company’s customers who received allegedly deficient notices regarding the sale of their vehicles and whose vehicles were recovered and sold by the Company, and on behalf of Missouri customers who received allegedly deficient notices from the Company regarding the sale of their recovered vehicles and the calculation of the deficiency owed the Company. The Company filed its answer to the counterclaim on May 13, 2022. On September 9, 2022, the Company filed a motion for summary judgment as to all counts of the counterclaim and the Company's claim against Mr. Gross. The motion was argued on February 16, 2023. On March 27, 2023, the Court entered an order granting the motion in part and denying the motion in part. The Court found in favor of the Company as to the counterclaim regarding presale notices and prejudgment interest, and in Mr. Gross’s favor for the counterclaim as to post-sale notices. The Court denied the Company’s motion for summary judgment as to its claim for a deficiency against Mr. Gross. The remaining claim related to post-sale notices sent to Missouri customers. The parties, including the Company’s insurer Gemini, settled the case and the order and judgment approving final settlement were entered during a hearing on May 15, 2024.

After the hearing on May 15, 2024, Mr. Gross filed a crossclaim within the same case against several of the Company’s insurers (Zurich American Ins. Co., American Guarantee and Liability Insurance Co., and American Zurich Insurance Co. (collectively, the “Zurich Insurers”)), which had intervened in the case. On June 14, 2024, the Zurich Insurers filed a motion to amend the judgment and then removed the case to federal court. They purport to have removed only part of the case to federal court but the Company is unaware of any authority for a partial removal. The Zurich Insurers have subsequently filed a declaratory judgment action against the Company and Mr. Gross in the United States District Court for the Middle District of Florida pursuant to which they seek a declaration that their policies provided no coverage to the Company, they had no duty to defend the Company, and they did not wrongfully deny coverage to the Company. On June 24, 2024, the Zurich Insurers filed a notice of appeal of the judgment that they previously moved to amend in state court.

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

While the Company intended to continue Contract purchase and origination activities, albeit on a much smaller scale, its servicing, collections and recovery operations were outsourced to WPM. As of March 31, 2024, the Company has ceased originations of Direct Loans and Contract purchases.

As part of this restructuring plan, the Company announced the closure of its branches and planned to continue operating from its corporate headquarters in Clearwater, Florida. Consistent with this significant reduction in footprint, the Company reduced its workforce to approximately 7 employees as of March 31, 2024.

The Company anticipates that execution of its evolving restructuring plan will free up capital and permit the Company to allocate excess capital to increase shareholder returns, whether by acquiring loan portfolios or businesses or by investing outside of the Company’s traditional business.

On November 13, 2023, the Company and Nicholas Financial, Inc., a Florida corporation (“Nicholas”) and an indirect wholly-owned subsidiary of the Company, entered into a Master Asset Purchase Agreement (the “Purchase Agreement”) with Westlake Services, LLC dba Westlake Financial, a California limited liability company (“Westlake Financial”), pursuant to which the Company and Nicholas agreed to sell, and Westlake Financial agreed to purchase from the Company and Nicholas, substantially all of the Company’s and Nicholas’ assets, consisting of Nicholas’ motor vehicle retail installment sale contracts and unsecured consumer loan contracts (collectively, the “Contracts”) and the accounts receivable related to such Contracts (collectively, the “Receivables”).

Westlake is an affiliate of Westlake Portfolio Management, LLC, a California limited liability company (“WPM”), and Nicholas entered into a Loan Servicing Agreement (the “Servicing Agreement”) with WPM on November 3, 2022, pursuant to which WPM commenced servicing of the Receivables under the Contracts in December 2022 and has continued such servicing to date. In connection with entering into the Purchase Agreement, the Company has ceased new loans originations, and WPM is expected to continue to service such Receivables for Nicholas until the closing of the transaction contemplated by the Purchase Agreement. In addition to other customary closing conditions, the closing under the Purchase Agreement has been subject to the approval of the shareholders of the Company. The Company received shareholder approval for the closing of the transaction contemplated by the Purchase Agreement on April 15, 2024.

Following the closing of the transaction contemplated by the Purchase Agreement, the Company intends to explore strategic alternatives for the use of the net proceeds of the asset sale and to seek to maximize the value of deferred tax assets available to the Company.

Costs related to the restructuring plan are summarized as follows:

	(In thousands)
	Total Cost Estimated	Total Incurred as of March 31, 2024	Remaining cost	Incurred for the Fiscal Year ended March 31, 2024
Branch Closures	$3,315	$3,315	$—	$112
Severance	598	598	—	28
Cease-use of contractual services	1,047	1,047	—	298
Professional fees	1,239	1,026	213	766
Other	34	34	—	17
Total restructuring cost	$6,233	$6,020	$213	$1,221

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

In August 2019, the Company’s Board authorized an additional repurchase of up to $1.0 million of the Company’s outstanding shares.

The table below summarizes treasury share transactions under the Company’s stock repurchase program.

	Twelve months ended March 31, (In thousands)
	2024		2023
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	$(76,794)	5,127	$(74,405)
Treasury shares purchased	-	-	241	(2,389)
Treasury shares at the end of period	5,368	$(76,794)	5,368	$(76,794)

14. Subsequent Events

Redomestication

On April 18, 2024, the Company completed its continuation and domestication from British Columbia to the State of Delaware by filing its Certificate of Corporate Domestication and Certificate of Incorporation in the State of Delaware. The Company has estimated a potential tax liability due to Canada ranging between $1.7 million and $2.6 million. In June 2024, the Company made an estimated payment of $1.7 million to Canada and the Company expects to file a stub period created from the domestication in October 2024.

Disposition of Assets to Westlake Financial

On November 13, 2023, the Company and Nicholas entered into the Purchase Agreement with Westlake Financial, pursuant to which the Company and Nicholas agreed to sell, and Westlake agreed to purchase substantially all of the Company’s and Nicholas’ assets, consisting of Nicholas’ motor vehicle retail installment sale contracts and unsecured consumer loan contracts (collectively, the “Contracts”) and the accounts receivable related to such Contracts (collectively, the “Receivables”).

As discussed in Note 12, Westlake Financial is an affiliate of WPM, and Nicholas entered into the Servicing Agreement with WPM on November 3, 2022, pursuant to which WPM commenced servicing of the Receivables under the Contracts in December 2022. In connection with entering into the Purchase Agreement, the Company ceased new originations, and WPM continued to service the Receivables for Nicholas until the closing of the transactions contemplated by the Purchase Agreement.

On April 26, 2024, the transactions contemplated by the Purchase Agreement closed with an aggregate purchase price of $65.6 million. After adjustments to the gross aggregate purchase price, the Company received net cash proceeds of $40.6 million and retained $25.9 million in principal and interest cash payments collected by the Company prior to the closing that otherwise would have been paid to Westlake.

Pursuant to the terms of the Purchase Agreement, Westlake was due to make additional payments to the Company based on a percentage of cash collections received over a predetermined threshold on the loan portfolio from September 30, 2023 through the closing of the disposition. Pursuant to the terms of the Purchase Agreement, Westlake made a $40.6 million payment to the Company at the closing of the disposition on April 26, 2024. The Company and Westlake subsequently determined that Westlake overpaid the Company approximately $2.6 million at the closing. The final determination of the amount to be repaid to Westlake is still being negotiated and has not been finalized as of the date of this filing. As such, the Company is not able to finalize the accounting related to the disposition at this time. The Company expects the ongoing negotiations with Westlake will be finalized in the second quarter of this fiscal year at which time the amount to be repaid and the calculation of the gain or loss from the disposition will be determined.

The following unaudited pro forma consolidated balance sheet as of March 31, 2024, presents the Company’s consolidated balance sheet as if the sale of substantially all finance receivables and repossessed assets occurred on March 31, 2024.

	March 31,	Transaction Accounting		Pro Forma Ending
	2024	Adjustments	Note	Balance
Assets
Cash and cash equivalents	$18,982	$40,634	A	$59,616
Finance receivables held for sale, at a lower of amortized cost or fair value	38,773	(38,650)	B	123
Repossessed assets held for sale, at lower of carrying value or fair value less cost to sell	668	(668)	B	-
Prepaid expenses and other assets	438	-		438
Income taxes receivable	902	-		902
Property and equipment, net	75			75
Total assets	$59,838	$1,316		$61,154
Liabilities and shareholders’ equity
Contingent liability	$-	$2,620	C	$2,620
Accounts payable, accrued expenses, and other liabilities	996	-		996
Total liabilities	996	2,620		3,616
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock	-	-		-
Common stock	35,267	-		35,267
Treasury stock	(76,794)	-		(76,794)
Retained earnings	100,369	(1,304)	D	99,065
Total shareholders’ equity	58,842	(1,304)		57,538
Total liabilities and shareholders’ equity	$59,838	$1,316		$61,154

Notes to the Unaudited Pro Forma Financial Information

a)
This adjustment represents the receipt of cash consideration at the closing of the transaction.
b)
These adjustments reflect the elimination of the finance receivables and repossessed assets sold to Westlake.
c)
This adjustment represents the disputed amount of contingent payments that were previously paid from Westlake to the Company that may be required to be repaid to Westlake. The negotiations on this dispute have not yet been finalized.
d)
This adjustment reflects the estimated loss of $1.3 million arising from the sale of net assets to Westlake, as if the sale occurred on March 31, 2024.

Acquisition of Amplex Electric, Inc.

On June 15, 2024, the Company closed the Share Purchase Agreement to acquire Amplex Electric, Inc., an Ohio corporation (“Amplex”), from the sellers (the “Sellers”), pursuant to which the Sellers have agreed to sell, and the Company has agreed to purchase 51% of the issued and outstanding common shares, no par value per share, of Amplex and the Company has agreed to make payment to holders of options for Amplex’s common shares in consideration of cancellation of such options for preliminary purchase consideration of $11.6 million, which was paid in cash on the date of closing. The acquisition will be accounted for using the acquisition method and the results of the acquired business will be included in the Company’s results of operations from the acquisition date. Based on the timing of the acquisition and lack of available information, the Company determined it was impractical to disclose a preliminary purchase price allocation at this time. The Company is currently in the process of completing the accounting for the transaction and expects to have preliminary allocations of the purchase consideration to the assets acquired and liabilities assumed in the first quarter of the current fiscal year.

In conjunction with the closing of the Share Purchase Agreement, the Company purchased an additional 1,674 shares of Amplex common stock at the share purchase price of $1,792.55 per share for an aggregate purchase price of $3 million.

Issuance and Conversion of Term Loan Advances

Between April 1, 2024 and June 1, 2024, the Company made Term Loan Advances to Amplex in the aggregate amount of $450 thousand. The Term Loan Advances were to be repaid at the earlier of a) the closing of the share purchase agreement and b) the first anniversary of the initial term loan advance date if the negotiations of the share purchase agreement are terminated. In conjunction with the closing of the Share Purchase Agreement, the Term Loan Advances with a total outstanding principal and accrued interest of $754 thousand was converted into 421 shares of Amplex common stock at the share purchase price of $1,792.55 per share.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2024. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for accounting principles. The Company's management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2024, the end of the fiscal year covered by this Report, based on the criteria set forth in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of March 31, 2024.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The relevant information to be set forth in the definitive Proxy Statement and Information Circular for the 2024 Annual General Meeting of Shareholders of the Company (the “Proxy Statement”), is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2024, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except exercise price)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	5	$12.68	662
Equity Compensation Plans Not Approved by Security Holders	-	-	-
TOTAL	5	$12.68	662

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

(3)
Exhibits

Exhibit No.	Description

2.1	Master Asset Sale Agreement, dated as of November 13, 2023, between Westlake Services, LLC dba Westlake Financial and Nicholas Financial, Inc. (1)

2.2	Share Purchase Agreement, dated as of May 1, 2024, by and among Amplex Electric, Inc., Mark R. Radabaugh, Dale B. Beckman and Nicholas Financial, Inc. (2)

3.1	Certificate of Corporate Domestication of Nicholas Financial, Inc. (3)

3.2	Certificate of Incorporation of Nicholas Financial, Inc. (4)

3.3	Bylaws of Nicholas Financial, Inc. (5)

4.1	Form of Common Stock Certificate

4.2	Description of the Registrant’s Securities

10.1	Loan and Security Agreement, dated as of January 18, 2023, by and between Westlake Capital Finance, LLC, as lender, and Nicholas Financial, Inc. and Nicholas Data Services, Inc., as borrowers (6)

10.2	Purchase and Sale Agreement, dated December 11, 2019, by and between Platinum Auto Finance of Tampa Bay, LLC (7)

10.3	Purchase and Sale Agreement, dated January 30, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC (8)

10.4	Purchase and Sale Agreement, dated February 20, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC (9)

10.5	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (10) *

10.6	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award (11) *

10.7	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award (12) *

10.8	Form of Nicholas Financial, Inc 2015 Omnibus Incentive Plan Performance Share Award (13) *

10.9	Employment Agreement between the Company and Michael Rost, dated as of August 15, 2023 (14) *

10.10	Employment Agreement between the Company and Irina Nashtatik, dated as of July 21, 2022 (15) *

10.11	Amendment to Employment Agreement by and between the Company and Irina Nashtatik, effective as of May 1, 2024 (16)*

10.12	Employment Agreement by and between the Company and Charles Krebs, dated as of June 11, 2024 (17) *
10.13	Employment Agreement, effective as of June 15, 2024, by and between Amplex Electric, Inc. and Mark Radabaugh (18)*
10.14	Separation and General Release Agreement between the Company and Douglas W. Marohn, dated as of May 9, 2022 (19)*

10.15	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (20)

21	Subsidiaries of Nicholas Financial, Inc.

23.1	Consent of Forvis Mazars, LLP

24	Powers of Attorney (included on signature page hereto)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

97	Nicholas Recoupment of Incentive Compensation Policy

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104.The cover page from the Company’s Annual Report on form 10-K for the year ended March 31, 2024, has been formatted in Inline XBRL.

* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

1)
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated November 13, 2023, as filed with the SEC on November 17, 2023.
2)
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated May 1, 2024, as filed with the SEC on May 6, 2024.
3)
Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated April 18, 2024, as filed with the SEC on April 24, 2024.
4)
Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated April 18, 2024, as filed with the SEC on April 24, 2024.
5)
Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, dated April 18, 2024, as filed with the SEC on April 24, 2024.
6)
Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, as filed with the SEC on February 14, 2023.
7)
Incorporated by reference to Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
8)
Incorporated by reference to Exhibit 10.22.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
9)
Incorporated by reference to Exhibit 10.22.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.

10)
Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders, as filed with the SEC on July 6, 2015.
11)
Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
12)
Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
13)
Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
14)
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2022, as filed with the SEC on September 15, 2022.
15)
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 21, 2022, as filed with the SEC on July 22, 2022.
16)
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 1, 2024, as filed with the SEC on June 12, 2024.
17)
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 1, 2024, as filed with the SEC on June 12, 2024.
18)
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 15, 2024, as filed with the SEC on June 21, 2024.
19)
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 10, 2022, as filed with the SEC on May 10, 2022.
20)
Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on June 14, 2017.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: July 1, 2024	By:	/s/ Michael Rost
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

Signature	Title	Date

/s/ Michael Rost	Chief Executive Officer (Principal Executive Officer)	July 1, 2024
Michael Rost

/s/ Charles Krebs	Chief Financial Officer (Principal Financial and Accounting Officer)	July 1, 2024
Charles Krebs

/s/ Jeffrey C. Royal	Chairman of the Board of Directors	July 1, 2024
Jeffrey C. Royal

/s/ Mark Hutchins	Director	July 1, 2024
Mark Hutchins

/s/ Adam K. Peterson	Director	July 1, 2024
Adam K. Peterson

/s/ Jeremy Q. Zhu	Director	July 1, 2024
Jeremy Q. Zhu

/s/ Brendan Keating	Director	July 1, 2024
Brendan Keating