Form 10-K/A
period 2024-03-31
NICHOLAS FINANCIAL INC
filed 2024-07-29
CIK 1000045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM     TO
Commission File Number
0-26680

NICHOLAS FINANCIAL, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	59-2506879
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26133 US Hwy 19 North , Suite 300 Clearwater, Florida	33763
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (727)
726-0763

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NICK	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form
10-K/A
(this “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form
10-K
of Nicholas Financial, Inc. (the “Company”) for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2024 (the “Original Form
10-K”),
to include information previously omitted in reliance on General Instruction G to Form
10-K,
which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form
10-K
rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form
10-K
is hereby amended and restated as set forth below.
In addition, as required by Rule
12b-15
of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 15 hereof.
Except as described above, no other portion of the Original Form
10-K
is being amended and this Amendment does not reflect any events occurring after the filing of the Original Form
10-K.
Among other things, forward-looking statements made in the Original Form
10-K
have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form
10-K,
and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read together with the Original Form
10-K
and the Company’s other filings made with the SEC.

NICHOLAS FINANCIAL, INC.

FORM 10-K ANNUAL REPORT

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of July 24, 2024:

Name	Age	Principal Occupation and Other Information

Jeffrey Royal (Chair)	48	Jeffrey Royal has served as a director of the Company since October 2017 and as Chairman since January 17, 2019. Since January 2006, Mr. Royal has been the President of Dundee Bank located in Omaha, Nebraska. Prior to joining Dundee Bank, he was Second Vice President of First National Bank of Omaha. Mr. Royal also serves as a director for Boston Omaha Corporation, which Director Adam Peterson serves as the Co-CEO (see below). Mr. Royal received both his Bachelor’s and Master’s degree in Business Administration from Creighton University and completed the Stonier Graduate School of Banking at Georgetown University and the University of Pennsylvania.

Mark R. Hutchins	62	Mark R. Hutchins, has served as a member of our Board of Directors since October 2021. Mark served for over 37 years at KPMG, one of the world’s leading professional services firms, first in the audit practice, then as leader of the West Coast advisory practice and Senior Relationship Partner for clients in a variety of industries, including financial services and technology. He was Managing Partner of KPMG’s Pacific Southwest region, responsible for leading teams in eight offices across all functions, from 2006 through his retirement in September 2020. In addition, he served on the Board of Directors of KPMG including as chairman of the Compensation Committee and the Audit Committee as well as serving on many significant non-profit boards.

Adam K. Peterson	42	Adam K. Peterson has served as a director of the Company since July 2017. Mr. Peterson serves as President, Chairperson, and CEO of Boston Omaha Corporation, a NYSE-listed company. Since June 2014, Mr. Peterson has served as the Manager of The Magnolia Group, LLC (“Magnolia Group”), an SEC-registered investment adviser and the general partner of Magnolia Capital Fund, LP (“Magnolia Capital”). As of the Record Date (as defined in Item 12 below), Magnolia Capital was the holder of approximately 33.2% of the Company’s shares of Common Stock, $0.01 par value per share (the “Common Stock”). Between November 2005 and June 2014, Mr. Peterson served as the Chief Investment Officer of Magnolia Capital Partners, LLC and related entities at a private family investment office, and from May 2004 through June 2006, he was a financial analyst for Peter Kiewit Sons, Inc. Mr. Peterson graduated with a BSBA with a concentration in Finance from Creighton University.

Brendan J. Keating	42	Brendan J. Keating, has served as a member of our Board of Directors since October 2021. Mr. Keating is currently the Managing Partner of Local Asset Management (“Local”), a Las Vegas based real estate investment firm started in May 2024. Prior to his time at Local, Mr. Keating served as Co-Managing Partner at Boston Omaha Asset Management from January 2023 to May 2024. Since March 2023, Mr. Keating has been the Chairman of Logic Real Estate Companies, LLC (“Logic”), a company based in Las Vegas, Nevada and formed in 2015 which provides commercial property brokerage services. Before being named Chairman, Mr. Keating served as Manager and CEO of Logic from July 2015 through March 2023. From 2005 to 2015, Mr. Keating was employed at The Equity Group, a company providing services to the commercial real estate market in brokerage, investment, management, development, consulting, tax appeal and facility maintenance services. Mr. Keating served as a principal of The Equity Group from 2007 to 2015. Mr. Keating has a B.S. in Finance and Entrepreneurship from Creighton University.

Jeremy Q. Zhu	51	Jeremy Q. Zhu has served as a director of the Company since September 2017. Mr. Zhu is the founder, and since December 2016 has been serving as Managing Director, of Sepulveda Management, LLC (“TCW Sepulveda”), previously known as Wedbush Opportunity Capital, LLC (“Wedbush”). TCW Sepulveda is an investment management company and SEC-registered investment adviser affiliated with the TCW Group, Inc. Between June 2007 and December 2016, Mr. Zhu served as the Managing Director and Senior Vice President of Wedbush, focusing on strategic growth initiatives, investments and acquisitions. Prior to joining Wedbush in 2003, Mr. Zhu worked at Lehman Brothers Venture Capital Group and CSC Kalchas Group, a strategy consultancy with numerous multinational corporations as clients. Mr. Zhu served as a board member of CalWest Bancorp (OTC company) and as a board member of Community 1st Bancorp (OTC company) until each was sold in 2020 and 2017, respectively. Mr. Zhu received his Master’s in Engineering at Princeton University and a Bachelor of Science in Engineering at Cornell University.

Michael Rost	53	Michael Rost was appointed as Chief Executive Officer on September 14, 2022. Mr. Rost has worked at the Company for more than 20 years. Prior to his appointment, Mr. Rost served as Interim Chief Executive Officer since May 2022, Vice President of Branch Operations for the Company since April 2021, as Divisional Vice President from June 2018 until April 2021, as District Manager from December 2010 until June 2018, and as Branch Manager from December 2001 until December 2010.

Charles Krebs	41	Charles Krebs joined the Company as Chief Financial Officer and Corporate Secretary on June 19, 2024. Prior to joining the Company, Mr. Krebs worked from October 2006 through June 2024 in a variety of treasury and finance roles at Peter Kiewit Sons, Inc. (“Kiewit”), a multibillion-dollar international engineering and construction company, most recently from April 2018 through June 2024 as Sr. Manager of Treasury where he was in charge of Kiewit’s Treasury Operations. While at Kiewit, Mr. Krebs’ responsibilities included corporate cash management, cash forecasting, currency and commodity risk mitigation, and investment performance and compliance. Mr. Krebs holds a Bachelor’s degree in Finance from Hillsdale College.

Material Changes in the Procedures by which Stockholders May Recommend Nominees to the Board

Prior to the Company’s conversion in 2024 from a British Columbia, Canada corporation into a Delaware corporation (the “Conversion”), the Company’s Board of Directors (the “Board”) had been divided into three classes with each class serving three-year terms expiring at the third Annual Meeting of Stockholders after their election. Following the Conversion, each director now serves until the next Annual Meeting of Stockholders or until his or her successor is elected, whichever is later, and the process for recommending nominees to the Board has changed.

Prior to the Conversion, the Company, as a British Columbia, Canada corporation, was governed by the British Columbia Business Company Act (“BCBCA”), pursuant to which shareholder proposals could have been made by registered or beneficial owners of shares entitled to vote at general meetings of stockholders who have been the registered or beneficial owner of such shares for an uninterrupted period of at least two years before the date of signing of the proposal, and who together in the aggregate constituted at least 1% of the issued shares that carried on the right to vote at general meetings or had a fair market value of shares in excess of CAD $2,000. Those registered or beneficial holders had to, alongside the proposal, submit and sign a declaration that provided the requisite information under the BCBCA. To be a valid proposal, the proposal would have had to be submitted at least three months before the anniversary of the previous year’s annual reference date. After such date, notice to the Company of a stockholder proposal submitted other than pursuant to Rule 14a-8 would have been considered untimely, and the persons named in proxies solicited by the Board for an Annual Meeting could have exercised discretionary voting power with respect to any such proposal (unless the date of such Annual Meeting was not within 30 days of first anniversary of the preceding year’s Annual Meeting, in which case the deadline would have been a reasonable time before the Company distributed the proxy materials for such Annual Meeting).

After the Conversion, the Company is a Delaware corporation governed by the Delaware General Corporation Law, and under the Company’s Bylaws (the “Bylaws”) nominations for the Board and other business may be brought before a meeting of stockholders solely by holders of those classes of stock entitled to voting rights as set forth in the Company’s Certificate of Incorporation, and solely in accordance with the provisions of Section 2.7 of the Bylaws. For such nominations for the Board or for such other business to be properly brought by a stockholder before a meeting of stockholders, the stockholder must first have given timely written notice thereof to the secretary of the Company. To be timely, a notice of nominations or other business to be brought before an Annual Meeting of stockholders must be delivered to the secretary not less than 90 nor more than 120 days prior to the first anniversary of the date of the Company’s Annual Meeting of the preceding year, or if the date of the Annual Meeting is more than 30 days before or more than 60 days after such anniversary, such notice must be delivered not earlier than 90 days prior to such Annual Meeting and not later than the later of (i) 60 days prior to the Annual Meeting or (ii) 10 days following the date on which public announcement of the date of such Annual Meeting is first made by the Company.

The notice for any such proposal must contain (i)(A) the name and address of the stockholder delivering the notice and a statement with respect to the amount of the Company’s stock beneficially and/or legally owned by such stockholder, (B) the nature of any such beneficial ownership of such stock, (C) the beneficial ownership of any such stock legally held by such stockholder but beneficially owned by one or more others, and (D) the length of time for which all such stock has been beneficially or legally owned by such stockholder, and (ii) information about each nominee for election as a director substantially equivalent to that which would be required in a proxy statement pursuant to the Exchange Act, and the rules and regulations promulgated by the SEC thereunder, or (iii) a description of the proposed business to be brought before the meeting, as the case may be. The foregoing notice requirements shall be deemed satisfied by a stockholder with respect to business other than a nomination if the stockholder has notified the Company of his, her or its intention to present a proposal at an annual meeting in compliance with applicable rules and regulations promulgated under the Exchange Act and such stockholder’s proposal has been included in a proxy statement that has been prepared by the Company to solicit proxies for such annual meeting.

Committees of the Board of Directors and Meeting Attendance

During the Company’s fiscal year ended March 31, 2024, there were four meetings of the Board, four meetings of the Audit Committee, one meeting of the Compensation Committee and one meeting of the Nominating/Corporate Governance Committee, and each incumbent director attended at least 75% of the aggregate of (i) the total number of Board meetings held during the period for which he has been a director and (ii) the total number of meetings of all committees of the Board on which he served held during the periods that he served.

In addition to an Investment Committee, the Board of Directors of the Company has the standing committees listed below.

Audit Committee

On April 1, 2004, the Board of Directors established an Audit Committee, which was comprised of three members during the fiscal year ended March 31, 2024. The committee consists of Messrs. Hutchins (Chair), Keating, and Zhu. The Board has determined that Messrs. Hutchins, Keating and Zhu satisfy the independence requirements of current SEC rules and NASDAQ listing standards. The Board also has determined that each of Messrs. Hutchins, Keating, and Zhu qualify as an audit committee financial expert as defined under these rules and listing standards.

The Audit Committee assists the Board of Directors with its responsibilities by (A) overseeing the Company’s accounting and financial reporting processes and the audits of the Company’s consolidated financial statements and (B) monitoring (i) the Company’s compliance with legal, risk management and regulatory requirements, (ii) the Company’s Independent Registered Public Accounting Firm’s qualifications and independence, (iii) the Company’s financial reporting process and Independent Registered Public Accounting Firm, and (iv) the Company’s systems of internal control with respect to the integrity of financial records, adherence to its policies and compliance with legal and regulatory requirements. Among other functions, the Audit Committee has direct responsibility to appoint, compensate, retain and oversee the Company’s Independent Registered Public Accounting Firm; has sole authority to pre-approve all audit and non-audit services performed by the Company’s Independent Registered Public Accounting Firm and the fees and terms of each engagement; prepares or authorizes, oversees and reviews the Audit Committee Report; discusses with management and the Independent Registered Public Accounting Firm reports from the Independent Registered Public Accounting Firm with respect to certain audit matters; reviews the Company’s annual and quarterly consolidated financial statements and related public disclosures, earnings press releases and other financial information and earnings guidance provided by the Company; reviews with management the adequacy of internal controls; and reviews and approves related party transactions. The Audit Committee is governed by a written charter, which sets forth the specific functions and responsibilities of the Audit Committee. A copy of the current Audit Committee charter is available on the Company’s web site at www.nicholasfinancial.com under “Investor Center – Corporate Governance.”

Compensation Committee

On June 30, 2005, the Board of Directors established a Compensation Committee, which was comprised of three members during the fiscal year ended March 31, 2024. The committee consists of Messrs. Keating (Chair), Royal, and Zhu. The Board has determined that Messrs. Keating, Royal, and Zhu satisfy the independence requirements of current SEC rules and NASDAQ listing standards, that they are “non-employee directors” pursuant to Rule 16b-3 under the Exchange Act, and that they are “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The principal responsibilities of the Compensation Committee are to evaluate the performance and approve the compensation of the Company’s Chief Executive Officer and other executive officers and to approve the compensation of non-employee directors; review and endorse a compensation philosophy that supports competitive pay for performance and is consistent with the Company’s corporate strategy; prepare an annual report on executive compensation for inclusion in the Company’s proxy statement; and assist the Board in establishing, and to administer, the Company’s incentive compensation and equity-based plans for key employees and non-employee directors, including the Nicholas Financial, Inc. Equity Incentive Plan and the Nicholas Financial, Inc. 2015 Omnibus Incentive Plan.

The Compensation Committee reviews and approves corporate goals and objectives relevant to the Company’s Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance in light of these goals and objectives and establishes his compensation levels based on its evaluation. The specific functions and responsibilities of the Compensation Committee are set forth in its written charter. A copy of the current Compensation Committee charter is available on the Company’s web site at www.nicholasfinancial.com under “Investor Center – Corporate Governance.”

The Compensation Committee may designate one or more subcommittees, each of which must consist of two or more members of the Compensation Committee. Each subcommittee will have and may exercise all the powers and authority of the Compensation Committee, to the extent provided in the committee’s resolutions and to the extent not limited by applicable law or listing standard.

Nominating/Corporate Governance Committee

On June 30, 2005, the Board of Directors established a Nominating/Corporate Governance Committee, which was comprised of three members during the fiscal year ended March 31, 2024. The committee consists of Messrs. Zhu (Chair), Hutchins and Royal.

The Board has determined that Messrs. Zhu, Hutchins, and Royal satisfy the independence requirements of current NASDAQ listing standards.

The principal functions of the Nominating/Corporate Governance Committee are to: identify, consider and recommend to the Board qualified director nominees for election at the Company’s annual meeting; review and make recommendations on matters involving the general operation of the Board and its committees and recommend to the Board nominees for each committee of the Board; and develop and recommend to the Board the adoption and appropriate revision of the Company’s corporate governance policies. The Nominating/Corporate Governance Committee is governed by a written charter, which is reviewed on an annual basis. A copy of the current Nominating/Corporate Governance Committee charter is available on the Company’s web site at www.nicholasfinancial.com under “Investor Center – Corporate Governance.”

Anti-Hedging Policy

The Company’s Insider Trading Policy prohibits any hedging transactions with respect to the Company’s securities.

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

Item 11. Executive Compensation, Compensation Interlocks and Insider Participation

The Company has opted to comply with the scaled disclosure requirements available to “smaller reporting companies” as such term is defined in Regulation S-K.

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

The “Named Executive Officers” of the Company are:

•	Michael Rost, Chief Executive Officer,

•	Charles Krebs, Chief Financial Officer and Corporate Secretary (commencing June 19, 2024), and

•	Irina Nashtatik, former Chief Financial Officer and Corporate Secretary (through July 12, 2024).

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee was, during the fiscal year ended March 31, 2024, an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Process for Determining Executive Compensation

The Compensation Committee is responsible for establishing and monitoring adherence to the Company’s compensation programs. When setting executive compensation, the Compensation Committee applies a consistent approach for all Named Executive Officers. It intends that the combination of elements of executive compensation closely align the executives’ interest with those of the Company’s stockholders. Target total compensation is generally comprised of base salary, annual cash bonus and incentive compensation in the form of equity grants. The Compensation Committee reviews and adjusts executive target total compensation levels annually, and approves the base salary, annual cash bonus and incentive equity awards for each Named Executive Officer.

As part of the compensation process, the Compensation Committee seeks input and information from the CEO and the full Board of Directors before finalizing any salary increases, employment contracts, bonus plans or long-term incentive equity awards for Named Executive Officers. In considering the appropriate compensation for each of the Named Executive Officers, the Compensation Committee takes into consideration, among other things, the CEO’s recommendations, the executive pay for executive officers in comparable positions for companies in the Company’s peer group, the level of inherent risk associated with the position, the specific circumstances of the executive, and the advisory votes of the Company’s stockholders with respect to the compensation of the Named Executive Officer for prior fiscal years. The Compensation Committee has developed a compensation plan that it believes will achieve the following objectives:

•	provide incentives for management to think like stockholders and pursue strategies and investments that maximize long-term value;

•	tie long term incentive compensation opportunities to the achievement of long-term financial and strategic goals;

•	provide sufficient levels of wealth creation opportunity to attract and retain highly skilled executives; and

•	maximize the financial efficiency of the program from tax, accounting and cash flow perspectives.

Compensation Components

The Company’s executive compensation program currently consists of three key elements: base salary, annual incentive bonus and equity incentive compensation.

Base Salary

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

Base salaries are reviewed annually and may be adjusted to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

The annual base salaries for Mr. Rost, the Company’s Chief Executive Officer, Mr. Krebs, the Company’s Chief Financial Officer and Corporate Secretary, and Ms. Nashtatik, the Company’s former Chief Financial Officer and Corporate Secretary, for the fiscal year ended March 31, 2024 (“Fiscal 2024”) were initially set at $250,000, $190,000, and $220,000, respectively.

Incentive Bonuses

For the Fiscal 2024, the Company did not pay any non-discretionary incentive bonuses in cash to Mr. Rost or Ms. Nashtatik.

Discretionary Bonuses

For the Fiscal 2024, the Compensation Committee retains sole discretion to pay each of Mr. Rost and Ms. Nashtatik a discretionary bonus of up to $100,000 for such fiscal year.

Equity Incentive Compensation

The Compensation Committee believes that stock-based awards promote the long-term growth and profitability of the Company by providing executive officers of the Company with incentives to improve stockholder value and contribute to the success of the Company and by enabling the Company to attract, retain and reward the best available persons for executive officer positions.

Prior to August 13, 2015, the Company maintained the Nicholas Financial, Inc. Equity Incentive Plan (the “Equity Plan”). The Equity Plan was terminated on August 13, 2015. While no new awards have been granted under the Equity Plan since that date, awards previously granted under such plan, remain outstanding. Effective August 13, 2015, the Company adopted the Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (the “Omnibus Incentive Plan” or “Plan”). The Omnibus Incentive Plan allows for the grant of equity awards and cash incentive awards to eligible individuals, with up to 750,000 shares of Common Stock reserved for the grant of equity awards under the Plan. The administrator of the Omnibus Incentive Plan (currently the Compensation Committee of our Board of Directors) (the “Administrator”) may designate any of the following as a participant from time to time, to the extent of the Administrator’s authority: any officer or other employee of the Company or its affiliates (including the Named Executive Officers); any individual whom the Company or one of its affiliates has engaged to become an officer or employee; any consultant or advisor who provides services to the Company or its affiliates; or any director, including a non-employee director. Currently, the persons eligible to participate in the Plan consist of approximately two employees and five non-employee directors. A more detailed description of the Equity Plan can be found below under the heading “Summary of Equity Plan”. A more detailed description of the Omnibus Incentive Plan can be found below under the heading “Summary of Omnibus Incentive Plan”.

The employment agreement with Mr. Rost provides for a stock purchase matching program (the “Matching Program”), pursuant to which the Company would match 100% of the Company’s Common Stock purchased by Mr. Rost after the date of the employment agreement but before August 29, 2023 and, upon renewal of the term of the employment agreement, 100% of the Company’s Common Stock purchased by Mr. Rost before August 29, 2024, with such matching shares being restricted shares of Common Stock that would vest in equal 1/3 tranches on each anniversary of the grant date over three years so long as Mr. Rost’s employment with the Company continued. The amount of stock issuable under the Matching Program was capped at $50,000 for each period ending August 29, 2023 and August 29, 2024 ($100,000 in the aggregate) under Mr. Rost’s employment agreement. As of March 31, 2024, Mr. Rost has not purchased any Common Stock that would trigger the Matching Program.

The employment agreement with Ms. Nashtatik provided for a Matching Program, pursuant to which the Company would have matched 100% of the Company’s Common Stock purchased by Ms. Nashtatik before June 30, 2024, with such matching shares having been restricted shares of Common Stock that would have vested in equal 1/3 tranches on each anniversary of the grant date over three years so long as Ms. Nashtatik’s employment with the Company continued. The amount of stock issuable under the Matching Program was capped at $50,000 for each period ending June 30, 2023 and June 30, 2024 ($100,000 in the aggregate) under Ms. Nashtatik’s employment agreement. Ms. Nashtatik’s employment agreement has been terminated and she did not purchase any Common Stock that would have triggered the Matching Program prior to such termination.

Fiscal 2024 Equity Awards

The equity awards granted in Fiscal 2024 to the Named Executive Officers under the Omnibus Incentive Plan consisted solely of awards of time-vested restricted stock under the Matching Program.

Pursuant to the Matching Program, during Fiscal 2024, no shares of restricted stock were issued to Mr. Rost or Ms. Nashtatik.

Change of Control

The Company has change of control provisions in its employment agreements with its Named Executive Officers, the Equity Plan and the Omnibus Incentive Plan (including under the Performance Unit Program described below). The Company has no additional change of control contracts or arrangements with any of its Named Executive Officers. For further information regarding the employment agreements, see “Potential Payments Upon Termination or a Change of Control – Employment Agreements” and “Summary of Employment Agreements With Named Executive Officers”.

The change of control provisions in the plans and the employment agreements are designed to make a change of control transaction neutral to the economic interests of employees that might be involved in considering such a transaction. The employees subject to these provisions would likely not be in a position to influence the Company’s performance after a change of control or may not be in a position to earn their incentive awards or vest in their equity awards after a change of control. Thus, the provisions are meant to encourage employees that may be involved in considering a change of control transaction to act in the interests of the Company’s stockholders rather than their own interests.

The change of control provisions in the employment agreements with Named Executive Officers and under the Performance Unit Program are described under “Potential Payments Upon Termination or a Change of Control – Employment Agreements” and “– Equity Incentive Plans”. Generally, the Company’s equity compensation plans provide that restricted stock, restricted stock units and performance units will vest in full, and options to purchase shares of Common Stock will become immediately exercisable, either upon a change of control if the successor company does not assume or replace the award, or upon termination of employment without cause within one year after a change of control.

The Compensation Committee believes that the provisions provided for under the Named Executive Officers’ employment agreements and equity compensation plans are appropriate since an employee’s position could be adversely affected by a change of control even if he or she is not terminated. Our equity compensation plans provide, however, that the Compensation Committee may determine in advance of the change of control event that the provisions would not apply and therefore no accelerated vesting would occur.

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

Clawback Policy

We maintain a clawback policy that complies with the applicable listing standards of NASDAQ and Rule 10D-1 of the Exchange Act (the “Clawback Policy”), and is filed as Exhibit 97, “Policy for the Recovery of Erroneously Awarded Compensation”, to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The Clawback Policy provides for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement resulting from material noncompliance with financial reporting requirements under federal securities laws.

Tax, Accounting and Other Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct in any given year with respect to the CEO and certain of our other most highly paid executive officers. There was an exception to the $1,000,000 limitation prior to calendar year 2018 for performance-based compensation meeting certain requirements. Our stock option awards and performance-based restricted stock unit awards generally are performance-based compensation meeting those requirements and, as such, were typically fully deductible. Performance-based cash bonus compensation awards under our Management Incentive Compensation Program were also possibly tax deductible. Our annual base salary and time-based restricted stock units are generally subject to the Section 162(m) deduction limitations. As a result of the Tax Cut and Jobs Act, the performance-based exception to Section 162(m) has been eliminated, resulting in the foregoing performance compensation in excess of $1,000,000 in calendar year 2018 or later generally not being deductible for the Company, subject to the transition rule for plans and agreements in place on November 2, 2017. To maintain flexibility in compensating executive officers in view of the overall objectives of our compensation program, the Compensation Committee has not adopted a policy requiring that all compensation be tax deductible.

Summary Compensation Table

The following table sets forth for each of the Named Executive Officers (other than Charles Krebs, the Company’s Chief Financial Officer and Corporate Secretary, who did not commence service with the Company until June 19, 2024, after the end of the Company’s last completed fiscal year): (i) the U.S. dollar value of base salary and bonus earned during each of the fiscal years ended March 31, 2024 and 2023, respectively; (ii) the aggregate grant date fair value (in U.S. dollars) of stock and option awards granted during each of such fiscal years, computed in accordance with ASC Topic 718; (iii) the U.S. dollar value of all other compensation for each of such fiscal years; and (vi) the U.S. dollar value of total compensation for each of such fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Rost	2024	250,752	25,000	—	—	—	31,118	306,870
Chief Executive Officer	2023	225,103	45,000				12,888	282,991
Irina Nashtatik	2024	227,920	100,000	—	—	—	31,118	359,038
Former Chief Financial Officer and Corporate Secretary	2023	203,846	50,000	—	—	—	26,370	280,216

(1)	Represents discretionary bonuses.

Narrative to Summary Compensation Table

For the fiscal year ended March 31, 2024, the executive compensation programs for our Named Executive Officers included some or all of the following:

(a)	Base salary

(b)	Annual cash incentive bonus

(c)	Equity-based awards

(d)	Limited perquisites

(e)	Certain insurance coverages

(f)	401(k) plan

(g)	Term life insurance

We include further details regarding these programs, including information on performance criteria and vesting provisions, in the “Executive Compensation Discussion and Analysis” section. We include further details regarding each Named Executive Officer’s employment agreement (if any) in the “Summary of Employment Agreements with Executive Officers” section.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding option and stock awards held at March 31, 2024, by the Named Executive Officers (other than Charles Krebs, the Company’s Chief Financial Officer and Corporate Secretary, who did not commence service with the Company until June 19, 2024, after the end of the Company’s last completed fiscal year), including the number of shares underlying both exercisable and un-exercisable portions of each stock option, if any, as well as the exercise price and expiration date of each outstanding option, if any.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Rost	5,000	—	—	12.68	11/6/2024	—	—	—	—
Chief Executive Officer
Irina Nashtatik	—	—	—	—		—	—	—	—
Former Chief Financial Officer and Corporate Secretary

Potential Payments Upon Termination or a Change of Control

Employment Agreements

The Company has separate employment agreements with each of its current executive officers. The payments to be made to these executive officers pursuant to such employment agreements in the event of disability or death, involuntary termination without cause and termination following a change of control are described below. These employment agreements are described in greater detail under “Summary of Employment Agreements with Executive Officers” section.

Payments Made Under the Employment Agreements Upon Death or Disability

In the event of the termination of employment due to his or her death or disability, an executive officer will receive only such compensation and other benefits to which he or she was entitled under his or her employment agreement, under the terms of his or her outstanding equity plan awards (as described further below), or otherwise as an employee of the Company through the termination date, including payments of base salary through the calendar month in which such termination occurs.

Payments Made Under the Employment Agreements Upon Termination Without Cause, Constructive Termination or Change of Control

Michael Rost

In the event of the termination of Mr. Rost’s employment (i) by the Company other than for cause (as defined in his employment agreement) or (ii) by Mr. Rost upon (a) a good faith determination by Mr. Rost that there has been a material breach of his employment agreement by the Company, (b) a material adverse change in his working conditions or status, (c) a significant relocation of his principal office, or (d) upon or within the one-year period following a change of control, a good faith determination by him that there has been any of the following: a breach of his employment agreement by the Company, any adverse change in his working conditions, status, authority, duties, responsibilities (including reporting other than directly to the Board of Directors) or any requirement that he relocate his principal office to a location that is more than ten miles from the location of his principal office immediately prior to the change of control, then Mr. Rost will receive the following benefits:

(i) subject to the Section 280G cap described below, a one-time, lump-sum severance payment equal to Mr. Rost’s annual base salary in effect at the time of such termination, pro-rated for the number of days remaining in the then-current term (or, following a change of control, a one-time, lump-sum severance payment equal to Mr. Rost’s annual base salary in effect at the time of such termination);

(ii) all restricted stock (including shares under the Matching Program), restricted stock unit awards, stock options and stock appreciation rights will become fully and immediately vested;

(iii) any performance shares, performance units or similar performance-based equity awards will be deemed earned on a pro-rated basis according as if all performance requirements had been satisfied at the target level (or such higher level as would have been achieved if performance through the date of the termination of employment had continued through the end of the performance period);

(iv) up to twelve months of benefits continuation; and

(v) up to $7,500 of fees and expenses of consultants and/or legal or accounting advisors.

A “change of control” is defined in Mr. Rost’s employment agreement generally as (i) the sale of 100% of the Company, (ii) the Board as of September 14, 2022 (the “Rost Incumbent Board”) generally ceasing for any reason to constitute the Board, provided that any individual becoming a director subsequent September 14, 2022, whose election or nomination for election by the Company’s stockholders was approved by a unanimous vote of the directors then comprising the Rost Incumbent Board, is considered as though such individual were a member of the Rost Incumbent Board, (iii) completion of a reorganization, merger or combination in which 100% of the ownership changes, (iv) liquidation or sale of substantially all of the assets (except in limited circumstances) or (v) a determination by the Board of Directors of the Company, in view of the then current circumstances or impending events, that a change of control of the Company has occurred or is imminent, which determination shall be made for the specific purpose of triggering the operative provisions of the employment agreement.

If any severance payment, either alone or when added to any other payment or benefit to which Mr. Rost is entitled from the Company exceeds the amount that may be paid by the Company without a loss of deduction under Section 280G of the Code, then, under the terms of his employment agreement, the severance payment and any other such payment or benefit will be either cut back, to a level below the level that would trigger the loss of deduction, or paid in full and subjected to the loss of deduction and excise taxes, whichever results in the better after-tax result to the executive officer.

Charles Krebs

In the event of the termination of Mr. Krebs’ employment by the Company other than for cause (as defined in his employment agreement), then Mr. Krebs will receive the following benefits:

(i) severance pay equal to the full value of his remaining base pay for the remainder of the term of the employment agreement plus the current cash value of the minimum bonus amounts outlined for such term; and

(ii) the full value of any and all shares and/or options that are unvested shall be paid to Mr. Krebs in cash (and all such unvested shares and/or options shall immediately revert to the Company).

Irina Nashtatik

Ms. Nashtatik’s employment has been terminated and such termination did not result in any payment being made under her employment agreement for termination without cause, constructive termination or change of control.

Equity Incentive Plans

Payments Made Under the Equity Plan and Omnibus Incentive Plan Upon Death, Disability, Termination Without Cause or Constructive Termination

In the event of termination of a participant’s employment due to death or disability or termination without cause by the Company, all shares of restricted stock granted to such participant under the Equity Plan and the Omnibus Incentive Plan will generally become fully vested and the restrictions on transferability under the terms of the award will lapse. In the event of termination of a participant’s employment without cause by the Company, all shares of restricted stock underlying performance units awarded under the Performance Unit Program will become fully vested based on actual performance achieved and will be settled after the conclusion of the performance period. If such termination occurs following the end of the performance period, all earned shares of restricted stock vest immediately.

In the event of termination of a participant’s employment due to death, disability or retirement, all options granted to such participant under the Equity Plan and Omnibus Incentive Plan will become fully vested on the date of such termination and will be exercisable thereafter for a period of 30 days.

In the event of termination of a participant’s employment due to death or disability prior to the end of a performance period, performance share awards will generally be deemed earned immediately upon such termination in an amount equal to the amount that would have been earned had the target performance level for the performance period been met, and then prorated based on the number of days in the performance period that have elapsed to the date of termination of employment. In the event of termination of a participant’s employment due to death or disability prior to the end of a performance period, shares of restricted stock underlying performance units awarded under the Performance Unit Program will be deemed earned and vested immediately upon such termination in an amount equal to the amount that would have been earned had the target performance level for the performance period been met. In the event of termination of a participant’s employment due to death or disability following the end of a performance period, shares of restricted stock underlying performance units awarded under the Performance Unit Program will be deemed earned and vested immediately upon such termination in an amount equal to the amount that was earned based on actual performance achieved.

In all other cases of termination, non-vested equity awards under the Equity Plan and the Omnibus Incentive Plan will generally be forfeited.

A more detailed description of the Equity Plan can be found below under the heading “Summary of Equity Plan”. A more detailed description of the Omnibus Incentive Plan can be found below under the heading “Summary of Omnibus Incentive Plan”.

Payments Made Under the Equity Plan and Omnibus Incentive Plan Upon a Change of Control

Unless the Compensation Committee provides otherwise in any particular award agreement, and other than as stated below under “Performance Unit Program,” in the event of a change of control of the Company, awards may be assumed or substitute awards may be made by the Company or its successor that contain similar terms and conditions as the awards issued under an equity compensation plan, without participant consent. If awards are assumed or if substitute awards are made, and if the Company or its successor in the change of control transaction terminates a participant within one year following the change of control, then the award will immediately vest on the date of such termination of employment or service, as applicable.

If the Company or its successor does not assume the awards or grant substitute awards, then:

1.

At least 15 days prior to the change of control transaction, all options held by employees of the Company or its affiliates will become fully vested, and the Company will provide a notice to all holders of options of their right to exercise their options up to the date of the change of control. On the change of control date, all options will be cancelled. If it is not feasible to give 15 days’ notice of cancellation of the options, then the Compensation Committee may determine prior to the change of control date that all options held by employees of the Company or its affiliates will become vested on the date of the change of control, and all holders of options will receive a cash payment, in exchange for cancellation of the options, equal to the value of the option as determined by the Compensation Committee.

2.	All shares of restricted stock will vest in full immediately prior to the date of a change of control.

3.

Performance share awards will be deemed earned immediately prior to the date of the change of control in an amount equal to the amount that would be earned had the target performance goal for the performance period been met, and then prorated based on the number of days in the performance period that have elapsed to the date of the change of control.

For purposes of the equity compensation plans, a “change of control” generally includes any of the following events:

1.

A person or group of persons becomes the beneficial owner of 25% or more of the outstanding shares of Common Stock of the Company or the voting power of any of the Company’s securities, not counting acquisitions approved in advance by the Board of Directors;

2.

The members of the Board of Directors on April 1, 2007 for the Equity Plan and July 1, 2015 for the Omnibus Incentive Plan (and any new member appointed or elected to the Board whose appointment, nomination or election was approved by two-thirds of the Board, unless the election is in connection with an election contest) cease to constitute a majority of the Board;

3.	The consummation or the sale or other disposition of all, or substantially all, of the Company’s assets;

4.	The consummation of a complete liquidation or dissolution of the Company; or

5.

The consummation of a merger or consolidation of the Company with or into any other company in which the Company’s stockholders immediately prior to the merger or consolidation will own less than 50% of the outstanding shares of Common Stock or voting control of the surviving company.

Performance Unit Program

Under the Performance Unit Program, if the change of control occurs during a performance period, the awards are converted into time-vested restricted stock of the acquiring company based on the target performance level and, if the change of control occurs following a performance period, the awards are converted into time-vested restricted stock of the acquiring company based on the actual performance level achieved. In either case, the awards would accelerate in the event the executive officer is terminated without cause or voluntarily terminates with good reason within 24 months of the change of control. If awards under the Performance Unit Program are not assumed or converted by the acquiring company, then, if the change of control occurs during a performance period, the awards are subject to accelerated vesting based on the target performance level, and if the change of control occurs following a performance period, the awards are subject to accelerated vesting based on actual performance level achieved.

Summary of Employment Agreements with Executive Officers

The Company entered into an employment agreement with Mr. Michael Rost, Chief Executive Officer, effective as of September 14, 2022, and the Company entered into a new employment agreement with Mr. Charles Krebs, Chief Financial Officer, effective as of June 19, 2024. In addition, the Company entered into an employment agreement with Ms. Irina Nashtatik, Chief Financial Officer effective as of July 21, 2022, which employment agreement was amended effective as of May 1, 2024, but then terminated on July 12, 2024. The following section provides information on our employment agreements with the Named Executive Officers.

Michael Rost

The employment agreement with Mr. Rost provides for a base salary of $250,000 and discretionary bonuses as described above under “Executive Compensation Discussion and Analysis – Compensation Components – Incentive Bonuses.” The agreement has an initial term expiring August 29, 2023. Thereafter, the agreement automatically renews each year for successive twelve-month periods, unless the Company provides to Mr. Rost, at least 60 days prior to the expiration of the term, written notification that it intends not to renew the agreement, and the Company did not provide such notice to Mr. Rost prior to its due date. Upon a change of control, the term of the agreement would be extended until the first anniversary of the change of control. Mr. Rost’s employment agreement provides that, if he is terminated by the Company without cause, or if he terminates his employment upon (a) a good faith determination by him that the Company has materially breached his employment agreement, (b) a material adverse change in his working conditions or status, (c) a significant relocation of his principal office or (d) upon or within the one-year period following a change of control of the Company, a good faith determination by him that there has been any of the following: a breach of his employment agreement by the Company, any adverse change in his working conditions, status, authority, duties, responsibilities (including reporting other than directly to the Board of Directors) or any requirement that he relocate his principal office to a location that is more than ten miles from the location of his principal office immediately prior to the change of control, then he shall be entitled to a severance payment as described above under “Potential Payments Upon Termination or a Change of Control – Employment Agreements — Payments Made Upon Termination Without Cause, Constructive Termination or Change of Control.” Mr. Rost’s agreement further provides that, during the term of the agreement and for a period of one year thereafter, Mr. Rost will not, directly or indirectly, compete with the Company by engaging in certain proscribed activities.

Charles Krebs

The employment agreement with Mr. Krebs provides for a base salary of $190,000 for the first 12 months and $200,000 for months 13 through 24, and discretionary bonuses as described above under “Executive Compensation Discussion and Analysis – Compensation Components – Incentive Bonuses.” The agreement has an initial term expiring on June 19, 2026. Mr. Krebs’ employment agreement provides that, if he is terminated by the Company without cause, then he shall be entitled to a severance payment as described above under “Potential Payments Upon Termination or a Change of Control – Employment Agreements — Payments Made Upon Termination Without Cause, Constructive Termination or Change of Control.” Mr. Krebs’ agreement further provides that, during the term of the agreement, Mr. Krebs will not, directly or indirectly, compete with the Company by engaging in certain proscribed activities.

Irina Nashtatik

The employment agreement with Ms. Nashtatik originally provided for a base salary of $220,000 and discretionary bonuses as described above under “Executive Compensation Discussion and Analysis – Compensation Components – Incentive Bonuses”, and an initial term expiring on June 30, 2024, while the amendment to the employment agreement increased the base salary to $240,000 for the period from the effective date through an extended term continuing through December 31, 2024, and provided for a bonus in the range of $25,000 to $75,000 payable to Ms. Nashtatik on or before December 31, 2024, which amount is to be determined by the Board of Directors in its sole discretion. The original agreement automatically renewed each year for successive twelve-month periods, unless the Company provided to Ms. Nashtatik, at least 60 days prior to the expiration of the term, written notification that it intends not to renew the agreement. However, the amendment provided that the agreement would not automatically extend and instead would only extend if the Company and Ms. Nashtatik agreed upon an extension, with each party to notify the other by August 31, 2024 if an extension would be entered into. The original agreement provided that, upon a change of control, the term of the agreement would be extended until the first anniversary of the change of control, and if she was terminated by the Company without cause, or if she terminated her employment upon (a) a good faith determination by her that the Company had materially breached her employment agreement, (b) a material adverse change in her working conditions or status, (c) a significant relocation of her principal office or (d) upon or within the one-year period following a change of control of the Company, a good faith determination by her that there had been any of the following: a breach of her employment agreement by the Company, any adverse change in her working conditions, status, authority, duties, responsibilities or any requirement that she relocate her principal office to a location that is more than ten miles from the location of her principal office immediately prior to the change of control, then she would have been entitled to a severance payment as described above under “Potential Payments Upon Termination or a Change of Control – Employment Agreements — Payments Made Upon Termination Without Cause, Constructive Termination or Change of Control.” Ms. Nashtatik’s original agreement further provided that, during the term of the agreement and for a period of one year thereafter, Ms. Nashtatik would not, directly or indirectly, compete with the Company by engaging in certain proscribed activities. However, the amendment to the agreement eliminated such noncompetition provisions. Ms. Nashtatik’s employment agreement was mutually terminated on July 12, 2024 and Ms. Nashtatik has agreed to serve as a consultant to the Company until December 31, 2024 to assist with the transition of her duties to Mr. Krebs in exchange for an upfront lump sum payment of $75,000 with no further payments of any compensation or bonus remaining due.

Summary of Equity Plan

The Equity Plan was adopted by the Board of Directors of the Company on June 15, 2006 and approved by the stockholders of the Company on August 9, 2006. The Equity Plan was terminated on August 13, 2015; no new awards have been granted under such plan since that date, but awards granted under such plan remain outstanding. The purposes of the Equity Plan were:

1)	to attract, retain and reward individuals who serve as key employees and non-employee directors of the Board; and

2)

to increase stockholder value by offering participants the opportunity to acquire shares of Common Stock or receive monetary payments based on the value of such shares of Common Stock. By providing stock-based awards to the Company’s key employees and non-employee directors, the Board of Directors believes those individuals will be provided an incentive to increase stockholder value.

A more detailed summary of the Equity Plan was included in Proposal 2 of the Company’s Proxy Statement for the 2006 Annual General Meeting and a copy of the Equity Plan was attached to such Proxy Statement as Appendix A, both of which are incorporated herein by reference.

Summary of Omnibus Incentive Plan

The Omnibus Incentive Plan was adopted by the Board of Directors and subsequently approved by the stockholders of the Company on August 13, 2015. The purpose of this Omnibus Incentive Plan is to promote the best interests of the Company and its stockholders by providing key employees and non-employee directors of the Company and its affiliates with an opportunity to acquire a proprietary interest in the Company or receive other incentive compensation on the potentially favorable terms that the Plan provides. It is intended that the Plan will promote continuity of management and increased incentive and personal interest in the welfare of the Company and its affiliates by those key employees and directors who are primarily responsible for shaping and carrying out the long-range plans of the Company and securing its continued growth and financial success, all of which benefits the stockholders.

The Omnibus Incentive Plan:

•	is administered by the Compensation Committee with respect to key employee participants and the Board of Directors with respect to non-employee director participants;

•

permits the grant of options (including incentive stock options), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, annual cash incentives, long-term cash incentives, dividend equivalent units and other types of stock-based awards;

•	limits the number of awards that the Compensation Committee may grant to any one key employee participant; and

•	reserves 750,000 shares of Common Stock for awards.

A more detailed summary of the Omnibus Incentive Plan was included in Proposal 3 of the Company’s Proxy Statement for the 2015 Annual General Meeting and a copy of the Equity Plan was attached to such Proxy Statement as Appendix A, both of which are incorporated herein by reference.

Director Compensation

The following table sets forth information regarding the compensation received by each of the Company’s non-employee directors during the fiscal year ended March 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Jeremy Q. Zhu	61,000	—	—	61,000
Adam K. Peterson	61,000	—	—	61,000
Jeffrey Royal	61,000	—	—	61,000
Mark R. Hutchins	61,000	—	—	61,000
Brendan J. Keating	61,000	—	—	61,000

(1)	Grant date fair value.

Directors who are not employed by us (“Non-Employee Directors) do not receive any additional compensation for their services as directors. The Compensation Committee reviews the director compensation on annual basis.

Each Non-Employee Director receives an annual retainer of $45,000, with the chair of each standing committee receiving an additional $10,000. Non-Employee Directors do not receive a per meeting fee for ordinary-course Board meetings; however, they receive a meeting fee of $1,000 per non-ordinary course Board meeting (reduced to $750 for telephonic meetings), calculated separately for the Board of Directors and each committee. Generally, each Non-Employee Director receives an annual award of restricted stock with a value of $20,000, although no such awards were granted during the fiscal year ended March 31, 2024. Directors joining the Board of Directors mid-year will receive a pro-rated equity award vesting on the date of the following annual meeting of stockholders.

Upon a change of control of the Company, the awards granted under the Omnibus Incentive Plan to Non-Employee Directors are treated in the same manner as awards made to employees as described above under “Payments Made Under the Equity Plan and Omnibus Incentive Plan Upon a Change of Control.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of July 25, 2024 (the “Record Date”), based on 7,305,942 shares issued and outstanding, by (i) each of the Company’s directors, (ii) each of the Company’s Named Executive Officers, (iii) all directors and officers as a group, and (iv) each person known by the Company to beneficially own, directly or indirectly, more than 5% of the outstanding shares of Common Stock. Except as otherwise indicated, each of the persons listed below has sole voting and investment power over the shares beneficially owned, subject to community property laws, where applicable. Shares are beneficially owned when an individual has voting and/or investment power over the shares or could obtain voting and/or investment power over the shares within 60 days of the date of determination. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Nicholas Financial, Inc., 26133 US HWY 19 North, Suite #300, Clearwater, Florida 33763.

Name	Number of Shares	Percentage Owned
Michael Rost (1)	6,000	*
Charles Krebs (2)	2,436	*
Jeffrey Royal (3)	68,293	*
Adam K. Peterson (4) (5)	2,442,471	33.3
Jeremy Zhu (6) (7)	632,352	8.7
Magnolia Capital Fund, LP (8)	2,426,067	33.2
The TCW Group, Inc. (9)	616,230	8.4
Entities affiliated with Pelham Investment Partners, LP (10)	562,727	7.7
Westlake Services, LLC (11)	500,000	6.8
Mark Hutchins (12)	6,971	*
Brendan Keating (13)	24,570	*
Irina Nashtatik (14)	1,400	*

All directors and officers as a group (7 persons) (15)	3,183,093	43.5

*	Less than 1%
(1)	Mr. Rost is our Chief Executive Officer. Includes 5,000 shares issuable upon the exercise of a stock option exercisable within 60 days of the Record Date.
(2)	Mr. Krebs is our Chief Financial Officer and Corporate Secretary.
(3)	Mr. Royal is Chairman of the Board. His business address is 5420 Nicholas Street, Omaha, Nebraska 68132.
(4)	Mr. Peterson is a director. His business address is 1601 Dodge Street, Ste. 3300, Omaha, Nebraska 68102.
(5)	Includes 2,426,067 shares held of record by Magnolia Capital Fund, LP. Please refer to footnote (8).
(6)	Mr. Zhu is a director. His business address is 865 South Figueroa Street, Los Angeles, California 90017.
(7)	Includes 616,230 shares held of record by The TCW Group, Inc. and its direct and indirect subsidiaries and Mr. Zhu personally held 16,122 shares of record. Please refer to footnote (9).
(8)

Magnolia Capital Fund, LP, The Magnolia Group, LLC and Adam K. Peterson share beneficial ownership of such shares. The Magnolia Group, LLC is the general partner of Magnolia Capital Fund, LP and Mr. Peterson is the managing member of The Magnolia Group, LLC. Mr. Peterson and The Magnolia Group, LLC are therefore deemed to share beneficial ownership of the shares of Common Stock held of record by Magnolia Capital Fund, LP. The business address of Magnolia Capital Fund, LP, The Magnolia Group, LLC and Mr. Peterson is 1601 Dodge Street, Ste. 3300, Omaha, Nebraska 68102.

(9)

Based solely on a Schedule 13G/A filed by The TCW Group, Inc., on behalf of itself and its direct and indirect subsidiaries (collectively, the “TCW Business Unit”), on February 12, 2024. According to the Schedule 13G/A, investment funds affiliated with The Carlyle Group, L.P. (“The Carlyle Group”) hold a minority indirect ownership interest in TCW that technically constitutes an indirect controlling interest in TCW. The principal business of The Carlyle Group is acting as a private investment firm with affiliated entities that include certain distinct specialized business units that are independently operated including the TCW Business Unit. Entities affiliated with The Carlyle Group may be deemed to share beneficial ownership of the securities shown in the table. Information barriers are in place between the TCW Business Unit and The Carlyle Group. The Carlyle Group disclaims beneficial ownership of the shares beneficially owned by the TCW Business Unit and shown in the table. The TCW Business Unit disclaims beneficial ownership of any shares which may be owned or reported by The Carlyle Group and its affiliates. Mr. Zhu is Managing Director of Sepulveda Management, LLC, an affiliate of the TCW Business Unit and investment adviser registered under the Investment Advisers Act. The business address of the TCW Business Unit is 515 South Flower Street, Los Angeles, California 90071.

(10)

Based solely on a Schedule 13G/A filed by Pelham Investment Partners, LP on February 14, 2024. According to the Schedule 13G/A, it is being filed by Pelham Investment Partners, LP (the “Pelham Fund”) on behalf of itself and PART V Capital Management, LLC (the “Pelham GP”), Edward A. Collery (“E. Collery”), SC Fundamental Value Fund, LP (the “SC Fund”), SC Fundamental, LLC (the “SC GP”), SC Fund Management LLC Profit Sharing Plan (the “Plan”) and Peter M. Collery (“P. Collery”), Neil H. Koffler (“Koffler”), John T. Bird (“Bird”) and David A. Hurwitz (“Hurwitz”). The Pelham GP is filing on behalf of the Pelham Fund, which owns 483,437 shares. The SC GP is filing on behalf of the SC Fund, which owns 79,290 shares. E. Collery is the managing member of the Pelham GP and a member of the SC GP. P. Collery, Koffler, Bird and Hurwitz are each members of the SC GP. The Plan owns 89,522 shares. P. Collery is the sole trustee of the Plan. The address for each of these entities and individuals is 709 Main Street, 3rd Floor, New Rochelle, New York 10801.

(11)	Based solely on a Schedule 13G filed on May 8, 2015, the principal business address of Westlake Services, LLC is 4751 Wilshire Boulevard #100, Los Angeles, California 90010.
(12)	Mr. Hutchins is a director. His business address is 415 South Windsor Blvd., Los Angeles, California 90020
(13)	Mr. Keating is a director. His business address is 2826 Red Arrow Drive, Las Vegas, Nevada 89135.
(14)	Ms. Nashtatik is our former Chief Financial Officer and Corporate Secretary (through July 12, 2024).
(15)

Represents shares beneficially owned by all directors and officers as a group as of the Record Date. Includes unvested restricted stock and shares issuable upon the exercise of stock options exercisable within 60 days of the Record Date, held by the current directors and officers as a group.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of March 31, 2024, with respect to compensation plans under which equity securities of the Company were authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

(In thousands, except exercise price)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	5	$12.68	662
Equity Compensation Plans Not Approved by Security Holders	—	—	—

TOTAL	5	$12.68	662

Item 13. Certain Relationships and Related Transactions, Director Independence and Board of Directors

Transactions with Related Persons

Since the beginning of the Company’s fiscal year ended March 31, 2023, there have been no transactions with related persons, and there are no currently proposed transactions with related persons, required by applicable SEC rules and regulations to be disclosed hereunder. No director or executive officer of the Company, no nominee for election as a director of the Company, and no associate or affiliate of any of them, is or has been indebted to the Company or its subsidiaries at any time since the beginning of the Company’s fiscal year ended March 31, 2023.

Director Independence

In accordance, with NASDAQ rules, the Board has determined that Messrs. Royal, Hutchins, Keating, and Zhu, collectively representing a majority of members of our Board, are independent directors in that they do not have any relationships with the Company and its businesses that would impair their independence.

Item 14. Principal Accountant Fees and Services

Effective August 15, 2022, the Audit Committee engaged Forvis Mazars, LLP (“Forvis Mazars”) as Independent Registered Public Accounting Firm (“Independent Auditors”) to provide certain audit services to the Company, including the audit of the Company’s annual consolidated financial statements and (if required) internal control over financial reporting, quarterly reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, services performed in connection with filing the Company’s Proxy Statement and other reports with the U.S. Securities and Exchange Commission (“SEC”), attendance at meetings with the Audit Committee, and consultation on matters relating to accounting, tax and financial reporting for the fiscal year ended March 31, 2024. Forvis Mazars has served as the Independent Registered Public Accounting Firm for the Company since August 2022.

Prior to August 15, 2022 RSM US LLP (“RSM”) provided certain audit services to the Company, including the audit of the Company’s annual consolidated financial statements and (if required) internal control over financial reporting, quarterly reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, services performed in connection with filing proxy statements and information circulars and other reports with the SEC, attendance at meetings with the Audit Committee, and consultation on matters relating to accounting, tax and financial reporting for periods prior to the fiscal year ended March 31, 2022. RSM acted as the Independent Registered Public Accounting Firm for the Company from June 2018 through June 2022.

The Audit Committee has appointed Forvis Mazars as Independent Auditors of the Company for the fiscal year ending March 31, 2025.

Prior Change in Independent Registered Public Accounting Firm

On August 15, 2022 (the “Effective Time”), the Audit Committee approved the engagement of Forvis Mazars as the Company’s new Independent Registered Public Accounting Firm for the fiscal year ended March 31, 2023 and dismissed RSM as the Company’s Independent Registered Public Accounting Firm, in each case effective immediately.

The audit reports of RSM on the Company’s consolidated financial statements as of March 31, 2022 and 2021 and for the fiscal years then ended did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended March 31, 2022 and 2021, and in the subsequent interim period preceding the Effective Time, there were no disagreements with RSM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RSM, would have caused RSM to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company’s financial statements for such fiscal years.

During the Company’s fiscal years ended March 31, 2022 and 2021, and in the subsequent interim period preceding the Effective Time, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except as previously disclosed in the Company’s Form 10-K for the fiscal year ended March 31, 2020, in which management identified two material weaknesses in internal control over financial reporting relating to the Company’s Sarbanes-Oxley compliance program and design controls. As disclosed in the Company’s Form 10-K for the fiscal year ended March 31, 2021, both weaknesses had been remediated as of March 31, 2021.

The Company provided RSM with a copy of the foregoing disclosures it was to make in a Form 8-K prior to the time the Form 8-K was filed with the SEC and requested that RSM furnish it with a letter addressed to the SEC stating whether RSM agreed with the above statements, and, if not, stating the respects in which it did not agree. A copy of RSM’s letter, dated August 17, 2022, is filed as Exhibit 16.1 to that Form 8-K.

During the Company’s fiscal years ended March 31, 2022 and 2021, and in the subsequent interim period preceding the Effective Time, neither the Company nor anyone acting on its behalf consulted with Forvis Mazars with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that Forvis Mazars concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

Fees for Audit and Non-Audit Related Matters

The aggregate fees charged by Forvis Mazars during fiscal 2024 and 2023 and by RSM during fiscal 2023 for professional services rendered to the Company in connection with all audit and non-audit related matters were as follows:

	Fiscal Year Ended March 31,
	2024	2023
Audit Fees (1)	$734,703	$508,736
Audit Related Fees (2)	$17,850	$12,600
Tax Fees (3)	$166,916	$52,500
All Other Fees	$—	$—

(1)

Audit fees consist of fees for the audit of the Company’s annual consolidated financial statements and reviews of the Company’s condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and consents issued. Audit fees for 2023 also include $60,000 paid to RSM for the consent to the use of the auditor’s report for the fiscal year ended March 31, 2023.

(2)	Audit related fees for the fiscal years ended March 31, 2024 and 2023 were for the audit of the Company’s retirement plan.

(3)	Tax fees for the fiscal years ended March 31, 2024 and 2023 were for tax compliance services and tax consultations related to the Company’s Canadian holding company.

For the 2024 fiscal year, the Audit Committee concluded that Forvis Mazars’ provision of the services described above was compatible with maintaining Forvis Mazars’ independence. The Audit Committee pre-approved all of such services. The Audit Committee has established pre-approval policies and procedures with respect to audit and permissible non-audit services to be provided by the Independent Auditors.

For the 2023 fiscal year, the Audit Committee concluded that RSM’s provision of the services described above was compatible with maintaining RSM’s independence. The Audit Committee pre-approved all of such services. The Audit Committee has established pre-approval policies and procedures with respect to audit and permissible non-audit services to be provided by the independent auditors.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Independent Registered Public Accounting Firm in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the Independent Registered Public Accounting Firm in accordance with this pre-approval, and the fees for the services performed to date. During each of the fiscal years ended March 31, 2024 and 2023, respectively, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1) Financial Statements

See Part II, Item 8, of this Report.

(2) Financial Statement Schedules

All financial schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(3) Exhibits

Exhibit No.	Description

2.1	Master Asset Sale Agreement, dated as of November 13, 2023, between Westlake Services, LLC dba Westlake Financial and Nicholas Financial, Inc. (1)

2.2	Share Purchase Agreement, dated as of May 1, 2024, by and among Amplex Electric, Inc., Mark R. Radabaugh, Dale B. Beckman and Nicholas Financial, Inc. (2)

3.1	Certificate of Corporate Domestication of Nicholas Financial, Inc. (3)

3.2	Certificate of Incorporation of Nicholas Financial, Inc. (4)

3.3	Bylaws of Nicholas Financial, Inc. (5)

4.1	Form of Common Stock Certificate **

4.2	Description of the Registrant’s Securities **

10.1	Loan and Security Agreement, dated as of January 18, 2023, by and between Westlake Capital Finance, LLC, as lender, and Nicholas Financial, Inc. and Nicholas Data Services, Inc., as borrowers (6)

10.2	Purchase and Sale Agreement, dated December 11, 2019, by and between Platinum Auto Finance of Tampa Bay, LLC (7)

10.3	Purchase and Sale Agreement, dated January 30, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC (8)

10.4	Purchase and Sale Agreement, dated February 20, 2020, by and between Platinum Auto Finance of Tampa Bay, LLC (9)

10.5	Nicholas Financial, Inc. 2015 Omnibus Incentive Plan (10) *

10.6	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award (11) *

10.7	Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award (12) *

10.8	Form of Nicholas Financial, Inc 2015 Omnibus Incentive Plan Performance Share Award (13) *

10.9	Employment Agreement between the Company and Michael Rost, dated as of August 15, 2023 (14) *

10.10	Employment Agreement between the Company and Irina Nashtatik, dated as of July 21, 2022 (15) *

10.11	Amendment to Employment Agreement by and between the Company and Irina Nashtatik, effective as of May 1, 2024 (16) *

10.12	Employment Agreement by and between the Company and Charles Krebs, dated as of June 11, 2024 (17) *

10.13	Employment Agreement, effective as of June 15, 2024, by and between Amplex Electric, Inc. and Mark Radabaugh (18) *

10.14	Separation and General Release Agreement between the Company and Douglas W. Marohn, dated as of May 9, 2022 (19) *

10.15	Form of Dealer Agreement and Schedule thereto listing dealers that are parties to such agreements (20)

21	Subsidiaries of Nicholas Financial, Inc. **

23.1	Consent of Forvis Mazars, LLP **

24	Powers of Attorney (included on signature page hereto) **

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

97	Nicholas Recoupment of Incentive Compensation Policy **

101.INS Inline XBRL Instance Document **

101.SCH Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents **

104.The cover page from the Company’s Annual Report on form 10-K for the year ended March 31, 2024, has been formatted in Inline XBRL. **

*	Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.
**	Previously filed.
1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated November 13, 2023, as filed with the SEC on November 17, 2023.
2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated May 1, 2024, as filed with the SEC on May 6, 2024.
3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated April 18, 2024, as filed with the SEC on April 24, 2024.
4)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated April 18, 2024, as filed with the SEC on April 24, 2024.
5)	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, dated April 18, 2024, as filed with the SEC on April 24, 2024.
6)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, as filed with the SEC on February 14, 2023.
7)	Incorporated by reference to Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
8)	Incorporated by reference to Exhibit 10.22.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.

9)	Incorporated by reference to Exhibit 10.22.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC on June 22, 2020.
10)	Incorporated by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders, as filed with the SEC on July 6, 2015.
11)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
12)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
13)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.
14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2022, as filed with the SEC on September 15, 2022.
15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 21, 2022, as filed with the SEC on July 22, 2022.
16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 1, 2024, as filed with the SEC on June 12, 2024.
17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 1, 2024, as filed with the SEC on June 12, 2024.
18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 15, 2024, as filed with the SEC on June 21, 2024.
19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 10, 2022, as filed with the SEC on May 10, 2022.
20)	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC on June 14, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICHOLAS FINANCIAL, INC.

Dated: July 29, 2024	By:	/s/ Michael Rost
Michael Rost
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Rost	Chief Executive Officer (Principal Executive Officer)	July 29, 2024
Michael Rost

*	Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2024
Charles Krebs

*	Chairman of the Board of Directors	July 29, 2024
Jeffrey C. Royal

*	Director	July 29, 2024
Mark Hutchins

*	Director	July 29, 2024
Adam K. Peterson

*	Director	July 29, 2024
Jeremy Q. Zhu

*	Director	July 29, 2024
Brendan Keating

*By:	/s/ Michael Rost
Michael Rost, Attorney-in-Fact