Form 10-Q
period 2024-06-30
NICHOLAS FINANCIAL INC
filed 2024-08-26
CIK 1000045

Table of Contents

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _ to _

Commission file number: 0-26680

NICHOLAS FINANCIAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	59-2506879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26133 US Highway 19 North, STE 300
Clearwater, Florida	33763
(Address of Principal Executive Offices)	(Zip Code)

(727) 726-0763

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NICK	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and 92) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer		Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of August 19, 2024, approximately 12.7 million common shares, no par value, of the Registrant were outstanding (of which 5.4 million shares were held by the Registrant's principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.3 million shares were entitled to vote).

NICHOLAS FINANCIAL, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Nicholas Financial, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2024	March 31, 2024
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	40,658	$18,982
Accounts receivable, net	145	-
Materials and supplies	591	-
Income taxes receivable	902	902
Prepaid expenses and other assets	302	373
Assets of discontinued operations	-	39,441
Total current assets	42,598	59,698
Operating lease right-of-use assets	553	65
Property, plant, and equipment, net	23,993	75
Intangible assets, net	11,100	-
Goodwill	10,434	-
Total assets	$88,678	$59,838

Liabilities, redeemable non-controlling interest and shareholders' equity
Current liabilities:
Accounts payable	$1,930	$99
Accrued expenses and other current liabilities	686	335
Current portion of operating lease liabilities	124	-
Deferred revenue	560	-
Dissenting shareholders' liability	5,355	-
Contingent liability - discontinued operations	2,620	-
Liabilities of discontinued operations	215	497
Total current liabilities	11,490	931
Deferred income taxes	4,627	-
Operating lease liabilities	436	65
Total liabilities	16,553	996
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	15,454	-
Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	-	-
Common stock, 50,000 shares authorized, $0.01 par value, 12,674 shares issued and 6,654 outstanding at June 30, 2024; no par value, 12,657 shares issued and 7,289 shares outstanding at March 31, 2024	67	35,267
Treasury stock: 5,368 common shares, at cost, as of the end of both reporting periods	(76,794)	(76,794)
Additional paid-in capital	34,126	-
Retained earnings	95,722	100,369
Total NICK shareholders' equity	53,121	58,842
Noncontrolling interest	3,550	-
Total shareholders' equity	56,671	58,842
Total liabilities, redeemable non-controlling interest, and equity	$88,678	$59,838

See Notes to the Condensed Consolidated Financial Statements.

Nicholas Financial, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2024	2023
Revenue
Wireless internet services	$319	$-
Fiber internet services	106	-
Other revenue	64	-
Total revenue:	489	-
Operating expenses
Cost of wireless and fiber internet services	30	-
Cost of other revenue	36	-
Plant specific operations	74	-
Plant nonspecific operations	38	-
General and administrative	3,764	1,478
Depreciation and amortization	94	22
Total operating expenses	4,036	1,500

Loss from operations	(3,547)	(1,500)

Other (expense) income
Income from cash equivalents	411	-
Emigration tax expense	(1,711)	-
Loss on dissenting shareholders' liability	(829)	-
Other income	-	12
Total other (expense) income	(2,129)	12

Loss before income taxes	(5,676)	(1,488)
Income tax benefit	128	-
Loss from continuing operations	(5,548)	(1,488)

Discontinued operations:
Income from discontinued operations, net of taxes	542	3,044
Gain on disposal of assets, net of taxes	1,517	-
Total discontinued operations	2,059	3,044

Net (loss) income	(3,489)	1,556

Less: Net loss attributable to noncontrolling interest	(1)	-
Less: Net loss attributable to redeemable noncontrolling interest	(210)	-

Net (loss) income attributable to common shareholders	$(3,278)	$1,556

Net loss per share attributable to common shareholders from continuing operations:
Basic	$(0.79)	$(0.20)
Diluted	$(0.79)	$(0.20)

Net income per share attributable to common shareholders from discontinued operations:
Basic	$0.31	$0.42
Diluted	$0.30	$0.42

Net (loss) income per share attributable to common shareholders:
Basic	$(0.49)	$0.21
Diluted	$(0.49)	$0.21

See accompanying Notes to Condensed Consolidated Financial Statements.

Nicholas Financial, Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity

(Unaudited)

(In Thousands)

	Three Months Ended June 30, 2024
	Redeemable Non-Controlling Interest	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total NICK Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity
		Shares	Amount
Balance at March 31, 2024	$-	7,289	$35,267	$(76,794)	$-	$100,369	$58,842	$-	$58,842
Issuance of restricted stock awards	-	17	-	-	-	-	-	-	-
Reclassification of dissenting shares to liability	-	(652)	(3,157)	-	-	(1,369)	(4,526)	-	(4,526)
Redomestication from Canada to Delaware and reduction of par value	-	-	(32,043)	-	32,043	-	-	-	-
Share-based compensation	-	-	-	-	103	-	103	-	103
Acquisition of Amplex	17,644	-	-	-	-	-	-	3,551	3,551
Purchase of Amplex shares from noncontrolling interests	(1,980)	-	-	-	1,980	-	1,980	-	1,980
Net loss	(210)	-	-	-	-	(3,278)	(3,278)	(1)	(3,279)
Balance at June 30, 2024	$15,454	6,654	$67	$(76,794)	$34,126	$95,722	$53,121	$3,550	$56,671

	Three Months Ended June 30, 2023
	Common Stock		Treasury Stock	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2023	7,289	$35,223	$(76,794)	$121,380	$79,809
Cumulative effect of adoption of ASU 2016-13, net of tax	-	-	-	(210)	(210)
Share-based compensation	-	26	-	-	26
Net income	-	-	-	1,556	1,556
Balance at June 30, 2023	7,289	$35,249	$(76,794)	$122,726	$81,181

See accompanying Notes to Condensed Consolidated Financial Statements.

Nicholas Financial, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(3,489)	$1,556
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	94	22
Amortization of debt issuance costs	-	23
Amortization of operating of lease right-of-use assets	(6)	8
Loss on disposal of property, plant, and equipment	-	7
Loss on dissenting shareholders' liability	829	-
Principal reduction on operating lease liabilities	-	(8)
Share-based compensation	103	26
Deferred income taxes	(128)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(21)	-
Materials and supplies	(53)	-
Operating right-of-use assets	20	-
Prepaid expenses and other assets	337	(305)
Accounts payable, accrued expenses, and other liabilities	914	220
Income taxes receivable	-	145
Operating lease liabilities	(7)	-
Cash provided by (used in) operating activities from discontinued operations	970	(525)
Net cash (used in) provided by operating activities	(437)	1,169
Cash flows from investing activities:
Cash paid for acquisition of Amplex	(18,332)	-
Payments for property, plant, and equipment	(369)	(13)
Proceeds from the disposal of property, plant, and equipment	5	-
Net cash provided by investing activities from discontinued operations	40,809	12,918
Net cash provided by investing activities	22,113	12,905
Cash flows from financing activities:
Cash used in financing activities from discontinued operations	-	(13,850)
Net cash used in financing activities	-	(13,850)
Net increase in cash and cash equivalents	21,676	224
Cash and cash equivalents, at the beginning of period	18,982	454
Cash and cash equivalents, the end of period	$40,658	$678
Supplemental disclosure of cash flow information:
Interest paid	$-	$567
Income taxes paid	$-	$-
Supplemental schedule of noncash financing activities:
Purchase of property, plant, and equipment included in accounts payable	$132	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Organization

Nicholas Financial, Inc. ("Nicholas Financial and together, with its wholly-owned and majority-owned subsidiaries, the "Company") is a holding company incorporated under the laws of the State of Delaware with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. ("NDS") and Nicholas Financial, Inc. ("NFI"). On April 18, 2024, Nicholas Financial, Inc. completed its continuation and domestication from British Columbia to the State of Delaware by filing its Certificate of Corporate Domestication and Certification of Incorporation in the State of Delaware. As a result of the domestication, the Company's common stock par value increased from $0.00 to $0.01 on a one-for-one basis.

NDS historically was engaged in supporting and updating industry specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Nicholas Financial. NFI was a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts for purchases of used and new automobiles and light trucks. NFI had also offered direct consumer loans and sold consumer finance related products. NFI and NDS are based in Florida, U.S.A.

On November 13, 2023, the Company entered into a Master Asset Purchase Agreement (the "Purchase Agreement") with Westlake Services, LLC dba Westlake Financial, a California limited liability company ("Westlake Financial"), pursuant to which the Company agreed to sell substantially all of the finance receivables and all of the repossessed assets of Nicholas Financial and NFI. In connection with the entering into the Purchase Agreement, the Company ceased new loan originations of contracts and direct loans. On April 26, 2024, the transactions contemplated by the Purchase Agreement closed. See Note 12 for additional information.

On June 15, 2024, Nicholas Financial, Inc. closed upon the acquisition of 51% of the issued and outstanding common shares of Amplex Electric Inc. ("Amplex"). Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. Amplex currently has over 9,100 fixed wireless broadband customers over 9,000 fiber passings and over 3,500 fiber customers. Amplex's customer base includes residential and commercial customers. Amplex leases certain property (including an office building) and warehouse building from Red Bug, LLC and Red Bug Properties, Ltd. (collectively, the "Red Bug Entities"). The Red Bug Entities were created by, and are majority-owned by Amplex's Chief Executive Officer. The Red Bug Entities meet the definition of a variable interest entity ("VIE") for which Amplex was determined to be the primary beneficiary. See Note 2 and Note 3 for additional information.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Nicholas Financial and its wholly-owned and majority-owned subsidiaries. In addition, the Company consolidates entities that meet the definition of a variable interest entity ("VIE") for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly-owned, the third party's holding of the equity interest is presented as noncontrolling interests in the condensed consolidated statements of redeemable noncontrolling interest and shareholders' equity. The portion of net income (loss) attributable to the noncontrolling interests is presented as net loss attributable to noncontrolling interests in the Company's condensed consolidated statements of operations. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). for interim financial information, with instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, as filed with the Securities and Exchange Commission on July 1, 2024.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company's significant estimates and assumptions include the fair value of assets acquired and liabilities assumed in business combinations, the recognition of deferred taxes, the determination of whether to consolidate variable interest entities, assessing the useful life and recoverability of long-lived assets including property, plant and equipment, goodwill, and intangible assets, and the related impairment analyses of each, and assessing the likelihood of adverse outcomes from pending litigation and regulatory matters. Actual results could differ from those estimates.

Cash and Cash Equivalents

Short-term highly liquid investments with a maturity date that was 3 months or less at the time of purchase are treated as cash equivalents. Amounts earned from cash equivalents are presented separately in the condensed consolidated statements of operations.

Accounts Receivable and Allowances for Credit Losses

Trade accounts receivable are recorded at invoiced amounts, net of allowance for credit losses, if applicable, and are unsecured and do not bear interest.

The allowance for credit losses is based on the probability of future collection under the current expect credited loss impairment model under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as macroeconomic trends or other factors including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to bad debt expense in the period incurred.

Property, Plant, and Equipment, net

Property, plant, and equipment is recorded at cost, net of accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. Upon disposal of assets, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently in the condensed consolidated statements of operations. Depreciation of property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Estimated Useful Life
Equipment	5 - 7 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Lesser of lease term or useful life (generally 6 - 15 years)
Construction equipment	5 - 10 years
Fiber plant	15 - 30 years
Customer premise equipment	4 - 5 years
Towers	5 - 10 years
Plant in service	15 - 49 years

Acquisitions, Goodwill and Intangible Assets

Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained from a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at their estimated fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

Certain assumptions, estimates, and judgments are used in determining the fair value of net assets acquired, including goodwill and intangible assets, as well as determining the allocation of goodwill to the reporting units. Accordingly, the Company may obtain the assistance of third-party valuation specialists for the valuation of significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but that are inherently uncertain. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received and is not to exceed one year from the acquisition date. The Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Contract assets and liabilities are measured and recognized in accordance with ASC 606, Revenue from Contracts with Customers. Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions periodically and records any adjustments to preliminary estimates to goodwill, provided the Company is within the measurement period. If outside of the measurement period, any subsequent adjustments are recorded within the Company’s condensed consolidated statements of operations.

Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from 5 to 21 years. Annually, or when certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives.

Goodwill and intangibles with indefinite lives are not amortized. The Company is required to test goodwill and indefinite lived intangible assets for impairment on an annual basis, or more often if indicators of potential impairment exist due to triggering events, by determining if the carrying value of the Company's goodwill exceeds the estimated fair value of said goodwill. Indicators that could trigger an interim impairment test include, but are not limited to, underperformance relative to projected future operating results, significant negative industry or economic trends, an adverse change in regulatory environment, or pending adverse litigation.

In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the Company's goodwill is less than its carrying value as of the assessment date. If no events, facts, or circumstances are identified during the qualitative assessment, the Company does not need to perform a quantitative impairment assessment. If the Company concludes that it is more likely than not that the fair value of the goodwill is less than its carrying value, then the Company will perform a quantitative impairment test by comparing the fair value of the goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill. During the periods presented, the Company did not have any impairment charges.

Assets Held-for-Sale and Discontinued Operations

The Company classifies assets as held-for-sale if all held-for-sale criteria are met pursuant to Accounting Standards Codification ("ASC") 360-10, Property, Plant and Equipment. Criteria include management's commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets classified as held-for-sale are not depreciated and are measured at the lower of their carrying amount or fair value less cost to sell. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held-for-sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group.

When the Company has sold, or classified as held for sale, a business component that represents a strategic shift with significant effect on the Company's operations and financial results, it classifies that business component as discontinued operations and retrospectively presents discontinued operations for the comparable periods. The post-tax income, or loss, of discontinued operations are shown as a single line on the face of the statement of operations. The disposal of the discontinued operation would also result in a gain or loss upon final disposal.

As a result of the sale of finance receivables and repossessed assets to Westlake Financial, the accompanying condensed consolidated financial statements reflect the activity related to the sale of the assets of the consumer finance segment as discontinued operations. The Company determined that the finance receivables met the held-for-sale criteria as of November 1, 2023 and the consumer finance segment met the discontinued operations criteria during the three months ended June 30, 2024. The sale of the assets of the consumer finance segment was completed on April 26, 2024. See Note 12 for additional information regarding the activities of discontinued operations.

Consolidated Variable Interest Entities

VIEs are entities in which (1) equity investors lack the characteristics of a controlling financial interest or (2) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with ASC 810, Consolidations (“ASC 810”), the Company consolidates a VIE when it is determined it is the primary beneficiary of the VIE. The Company performs an evaluation as to whether it is the primary beneficiary of a VIE upon its initial involvement with the VIE using the following criteria: (1) the Company has the power to make decisions that most significantly affect the economic performance of the VIE and (2) the Company has the obligation to absorb the losses or the right to receive benefits, that in either case, could potentially be significant to the VIE.

In accordance with ASC 810, the Red Bug Entities are VIEs as they do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support. The Company consolidates the Red Bug Entities as it is considered the primary beneficiary as it has the power to direct the activities of the Red Bug Entities that most significantly impact the entity's economic performance and has the obligation to absorb the losses or benefits of their financial performance.

As of June 30, 2024 the Company has consolidated approximately $3.7 million, $0.1 million, and $3.1 million of the Red Bug Entities' assets, liabilities, and noncontrolling interest, respectively, within the condensed consolidated balance sheet. For the three months ended June 30, 2024, the Company recognized a net loss of approximately $1 thousand within the condensed consolidated statement of operations.

Leases

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use ("ROU") assets, and the corresponding lease liabilities are included in operating lease liabilities, current and operating lease liabilities in the Company's balance sheets. ROU assets represent the Company's right to use an underlying asset, and lease liabilities represent the Company's obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

ROU assets and lease liabilities are recognized at commencement date or acquisition date and determined using the present value of the future minimum lease payments over the lease term. The Company uses a discount rate based on a benchmark approach to derive an appropriate incremental borrowing rate to discount remaining lease payments. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed rates for lease term lengths ranging 3 to 8 years. The lease term may include options to extend when it is reasonably certain that the Company will exercise that option. In addition, the Company does not recognize short term leases that have a term of twelve months or less as ROU assets or lease liabilities for all asset classes. The Company recognizes operating lease expense on a straight-line basis over the lease term.

The Company has lease agreements which contain both lease and non-lease components, which it has elected to account for as a single lease component for all asset classes when the payments are fixed. As such, variable lease payments, including those not dependent on an index or rate, such as real estate taxes, common area maintenance, and other costs that are subject to fluctuation from period to period are not included in lease measurement.

Upon the acquisition of Amplex on June 15, 2024, the Company recorded lease liabilities and corresponding right of use assets of approximately $502 thousand, based on the present value of the remaining minimum rental payments for leases existing upon adoption of the new lease standard and other adjustments to the opening balance of right of use assets. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of payments. See Note 8 for additional detail on the Company's leasing arrangements.

Investments in Debt Securities

Nicholas Financial and Amplex entered into a Term Loan Agreement (the "Term Loan Agreement") entered into on February 15, 2024, as amended by the First Amendment dated April 26, 2024 and later amended by the Second Amendment dated June 15, 2024, pursuant to which Nicholas Financial agreed to make one or more term loan advances ("Term Loan Advances" or "Term Loans") to Amplex in an aggregate principal amount not to exceed $900 thousand. The Borrower agrees to make monthly payments of interest on each Term Loan Advance, commencing on March 1, 2024, and on the first day of each month thereafter. No payments of principal are due until the earlier of a) closing of a share purchase agreement (the "Transaction Closing Date") or b) in the event of terminating the negotiation of a share purchase agreement ("Triggering Event"), the first anniversary of the date of initial Term Loan Advance (the "Term Loan Maturity Date"). All unpaid principal and accrued and unpaid interest on the Term Loan Advance is due and payable in cash on the Term Loan Maturity Date. Amounts may be prepaid without penalty by giving five days written notice to the Lender. Interest is accrued on Term Loan Advances at an interest rate of 12.5% per annum.

Per the amended terms of the Term Loan Agreement, at the Transaction Closing Date, the outstanding debt from the Term Loan Advances relating to MR Seller shall automatically be converted into the number of common shares of Amplex determined by dividing the outstanding debt from the Term Loan Advances by the share purchase price (the "Converted Shares"). The Term Loans were converted upon the Transaction Closing Date as of June 15, 2024 (a total of approximately $754 thousand, comprised of $750 thousand of principal and $4 thousand of accrued interest) at the share purchase price of $1,792.55 per share into 421 shares of Amplex common stock.

As of March 31, 2024, the Term Loan Advance receivable was accounted for as an available-for-sale debt security and fair valued using "Level 3" inputs, which consist of unobservable inputs and reflect management's estimates of assumptions that market participants would use in pricing the asset. The Company's Term Loan Advances were determined to be available-for-sale debt securities under ASC 320, Investments - Debt Securities. The Company estimated the fair value of the Term Loan Advances as of March 31, 2024 using a probability-weighted scenario-based model, which uses as inputs the estimated fair value of the Borrower's common stock, the estimated volatility of the Borrower's common stock, the time to expiration of the Term Loan Advances, the discount rate, the stated interest rate compared to the current market rate, and the risk-free interest rate for a period that approximates the time to expiration. The estimated fair value of the Borrower's common stock was based on the estimated closing price of the Amplex shares to the Company at the time of issuance. The estimated volatility of the Borrower's common stock was based on the observed volatility range of comparable publicly traded companies. The time to expiration was based on the probability of conversion prior to the contractual maturity date. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration.

Between April 1, 2024 and June 1, 2024 the Company made Term Loan Advances to Amplex in the aggregate amount of $450 thousand. The Term Loan Advances were to be repaid at the earlier of a) the closing of the share purchase agreement and b) the first anniversary of the initial term loan advance date if the negotiations of the share purchase agreement are terminated. As mentioned above, the Term Loan Advances with a total outstanding principal and accrued interest of $754 thousand was converted into 421 shares of Amplex common stock from a selling shareholder at the share purchase price of $1,792.55 per share in conjunction with the closing of the share purchase agreement.

Dissenting Shares & Domestication

On November 22, 2023, Nicholas Financial Parent filed the initial Form S-4 related to the re-domestication (continuation) and Loan Portfolio Sale. Shareholders had the right to dissent to the continuation and the Loan Portfolio Sale under Section 309 of the British Columbia Business Corporations Act (“BCBCA”) (“Dissent Right”). Dissenting shareholders had the right to be paid the fair value of their shares (“Dissenting Shares”) under Section 245 of the BCBCA. Fair value was determined as of the close of business on the day before the Loan Portfolio Sale was approved by shareholders.

On April 15, 2024 (“Approval Date”), the stockholders of Nicholas Financial Parent approved the re-domestication of the Company from Canada to Delaware and the Loan Portfolio Sale. There were 652,249 Dissenting Shares exercised in accordance with the Dissent Right. The Company determined the Dissenting Shares are within the scope of ASC 480-10 as they are considered mandatorily redeemable as of the Approval Date and as such are classified as liabilities. Liability-classified instruments are initially measured at fair value (or allocated value). Subsequent changes in fair value are recognized through earnings for as long as the instruments continue to be classified as a liability. As of April 15, 2024, the Company determined the fair value of the Dissenting Shares was $4.5 million based on the Company's stock price of $6.94.

As of June 30, 2024, the Company determined the fair value of the Dissenting Shares to be $8.21 per share, or $5.4 million. The Company recognized a $829 thousand loss for the change in fair value of the Dissenting Shares during the three months ended June 30, 2024.

Fair Value Measurements

The Company applies ASC 820, Fair Value Measurement ("ASC 820"), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Certain assets and liabilities of the Company are required to be recorded at fair value either on a recurring or nonrecurring basis and are presented with Level 3 of the fair value hierarchy, such as Term Loan Advances, dissenting shareholders’ liability and contingent liability. The Company's non-financial assets such as property, plant, and equipment are recorded at cost. Fair value adjustments are made to these non-financial assets, on a nonrecurring basis, during the period an impairment charge is recognized, as applicable.

Certain of the Company's financial instruments are carried at fair value and are presented within Level 1 of the fair value hierarchy, such as money market funds included within cash and cash equivalents on the condensed consolidated balance sheet. In addition, the carrying amounts reflected in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, materials and supplies, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value due to their short-term nature.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following tables presents information about the Company’s financial instruments measured at fair value, on a recurring basis, consistent with the fair value hierarchy provisions:

	Fair Value Measurement Using (In thousands)
Description	Level	Level 2	Level 3	Fair Value	Carrying Value
Cash:
June 30, 2024	$12,200	$-	$-	$12,200	$12,200
March 31, 2024	$994	$-	$-	$994	$994
Cash equivalents:
June 30, 2024	$28,458	$-	$-	$28,458	$28,458
March 31, 2024	$17,988	$-	$-	$17,988	$17,988
Term loan advance to Amplex:
June 30, 2024	$-	$-	$-	$-	$-
March 31, 2024	$-	$-	$300	$300	$300
Dissenting shareholders' liability (Note 2):
June 30, 2024	$-	$-	$5,355	$5,355	$5,355
March 31, 2024	$-	$-	$-	$-	$-
Contingent liability (Note 13):
June 30, 2024	$-	$-	$2,620	$2,620	$2,620
March 31, 2024	$-	$-	$-	$-	$-

The following table summarizes the changes in financial assets measured at fair value, on a recurring basis, for which Level 3 inputs have been used to determine fair value:

Balance of Term Loan Advances as of April 1, 2024	$300
Issued	450
Change in fair value	-
Interest accrued	4
Conversion	(754)
Balance of Term Loan Advances as of June 30, 2024	$-

Balance of Dissenting Shareholders' Liability as of April 1, 2024	$-
Issued	4,526
Change in fair value	829
Balance of Dissenting Shareholders' Liability as of June 30, 2024	$5,355

Discontinued operations assets measured on a non-recurring basis using Level 3 inputs were $0 and $39.4 million as of June 30, 2024 and March 31, 2024, respectively.

Loss Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued that may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies, the Company’s legal counsel evaluates the perceived merits of any legal proceedings, disputes, or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Pursuant to the terms of the Purchase Agreement, Westlake Financial was due to make additional payments to the Company based on a percentage of cash collections received over a predetermined threshold on the loan portfolio from September 30, 2023 through the closing of the disposition. Pursuant to the terms of the Purchase Agreement, Westlake Financial made a $40.6 million payment to the Company at the closing of the disposition on April 26, 2024. The Company and Westlake Financial subsequently determined that Westlake Financial overpaid the Company approximately $2.6 million at the closing. As of June 30, 2024, the $2.6 million was accrued as a contingent liability on the Company's condensed consolidated balance sheet. Refer to Note 12 for additional information on the asset sale to Westlake Financial and Note 13 for additional information on the settlement of the contingent liability.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases along with operating loss and tax credit carryforwards, if any. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

As part of the recent acquisition of Amplex by Nicholas Financial, goodwill was recorded on the books. The goodwill recorded on the books as a result of the acquisition of Amplex through a stock purchase does not have favorable tax treatment. It will not be amortized or deducted for tax purposes, and the tax basis of the acquired assets remains unchanged. This results in a permanent book-tax difference when the goodwill is recognized for financial reporting purposes but not for tax purposes.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no uncertain tax positions as of June 30, 2024 or 2023.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Revenue Recognition

The Company generates revenue primarily from the following sources:

1.
Wireless internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Contracts standard terms and conditions state a penalty for early termination; however, the Company normally waives this penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the three months ended June 30, 2024, these services totaled approximately $319 thousand.
2.
Fiber internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Fiber optic internet services provide higher speeds than wireless internet. Contracts are typically cancellable without penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the three months ended June 30, 2024, these services totaled approximately $106 thousand.
3.
Other – These services include primarily voice over IP (“VOIP”) telephone services to residential and commercial customers under 12-month periods. Contracts are typically cancellable without penalty. Standard monthly plans vary based on the features offered. Customers may purchase the equipment from the Company or a third-party vendor. In addition, the Company offers video streaming services through third-party providers. For the three months ended June 30, 2024, these services totaled approximately $64 thousand.

In accordance with ASC 606 “Revenue Recognition”, the Company recognizes revenue from contracts with customers using a five-step model, which is described below:

1.
identify the customer contract;
2.
identify performance obligations that are distinct;
3.
determine the transaction price;
4.
allocate the transaction price to the distinct performance obligations; and
5.
recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability is probable. Specifically, the Company obtains written/electronic signatures on contracts and purchase orders, if said purchase orders are issued in the normal course of business by the customer.

Identify performance obligations that are distinct

A performance obligation is a promise by the Company to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company’s contracts may contain multiple performance obligations, for which the Company accounts for individual performance obligations separately, if they are distinct. The standalone selling price reflects the price the Company would charge for a specific piece of equipment or service if it was sold separately in similar circumstances and to similar customers.

Recognize revenue as the performance obligations are satisfied

Revenues from wireless and fiber internet, VOIP services, and video streaming services are recognized ratably as performance obligations are satisfied by transferring control of a promised product or service to a customer. Revenues from equipment sales are recognized when control transfers to the customer, which occurs upon delivery.

Customers are billed in advance for services to be provided in the upcoming month. Once billed, payment from customers is due 30 days from the invoice date. The Company’s agreements with its customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained.

Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

The Company fulfills obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. There are no contract assets related to performance under the contract. The Company is contractually entitled to invoice in advance for services to be provided in the future. Accordingly, accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. The Company recognizes deferred revenue when consideration has been billed or received in advance of the Company’s satisfaction of its performance obligation(s).

In accordance with ASC 606-10-50-13, the Company is required to include disclosure on its remaining performance obligations as of the end of the current reporting period. Due to the nature of the Company’s contracts, these reporting requirements are not applicable. The majority of the Company’s remaining contracts meet one of the exemptions defined in ASC 606-10-50-14 through 606-10-50-14A, i.e., performance obligation is part of a contract that has an original expected duration of one year or less.

Segment Reporting

The Company reports operating segments in accordance with ASC 280, Segment Reporting (“ASC 280”). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by their chief operating decision maker in deciding how to allocate resources and assesses performance. ASC 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items.

The Company has two reportable segments: consumer finance and telecommunications. The consumer finance company segment is reported within discontinued operations for the periods presented.

Redeemable Noncontrolling Interest

The Company classifies noncontrolling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s condensed consolidated balance sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC

480-10-S99-3A”). The noncontrolling interest was recorded outside of shareholders’ equity because the noncontrolling interest provided the holder with put rights which allows the holder to compel the Company to purchase Amplex common stock at $1,792.55 per share at any time following the fifth anniversary of the closing date of the Amplex acquisition but prior to the fifteenth anniversary of the closing date of the Amplex acquisition. During this time period, the put option may be exercised by the holder at any time after 90 days prior written notice, which is considered not solely within the Company’s control. The Company determined the put option is not within the scope of ASC 480-10 to be recorded as a liability at fair value and will not subsequently adjust for changes in fair value. The Company adjusts redeemable noncontrolling interests for the portion of net loss attributable to the redeemable noncontrolling interests and for the change in the carrying amount of redeemable noncontrolling interest for the incremental value the NCI holder may ultimately be entitled to. When the redemption amount of redeemable noncontrolling interest exceeds the fair value, the Company has made an accounting policy election to reflect as a deemed dividend the entire change in the redemption amount (see Note 5). For the three months ending June 30, 2024, the change in the redemption amount was deemed immaterial. As of June 30, 2024, the book value of this interest was approximately $15.5 million and was recorded as a redeemable noncontrolling interest in our condensed consolidated balance sheets.

Reclassifications

During the three months ended June 30, 2024, the Company determined that the consumer finance company segment met the criteria for discontinued operations classification. As a result, the Company made reclassifications to include certain prior year amounts within discontinued operations and assets held for sale in the Company's condensed consolidated balance sheets, statements of operations, and statements of cash flows. See Note 12 Discontinued Operations for further details.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (“ASU 2023-07”). This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this new guidance and does not expect this standard to have a material impact on the Company's condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this new guidance and does not expect this standard to have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Business Combination

On June 15, 2024 (the "Closing Date"), the Company closed a share purchase agreement to acquire Amplex from the sellers (the “Sellers”), pursuant to which the Sellers have agreed to sell, and the Company has agreed to purchase 51% of the issued and outstanding common shares, no par value per share, of Amplex and the Company agreed to make payment to holders of options for Amplex’s common shares in consideration of cancellation of such options for total purchase consideration of $18.4 million, which was paid in cash on the date of closing (the "Amplex Acquisition"). Amplex is an Ohio-based provider of rural broadband services to business and residential customers. The Company acquired Amplex in order to provide better shareholder value over time. The financial results of Amplex have been included within the condensed consolidated financial statements since the Closing Date.

In conjunction with the closing of the Amplex Acquisition, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the share purchase price of $1,792.55 and purchased an additional 1,674 shares of Amplex common stock at a price of $1,792.55 per share for a total of $3.0 million. These transactions concurrently executed at the Transaction Closing Date increased the Company's ownership in Amplex to 56.5%.

In accordance with ASC 805, Business Combinations, the Amplex Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Goodwill is the excess purchase price over the preliminary estimated fair value of net assets acquired and liabilities assumed in the Amplex Acquisition. The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The primary areas that remain preliminary relate to the fair values of property, plant, and equipment, goodwill and intangible assets.

The fair value of the subscriber relationships were determined using the multi-period excess earnings method (“MPEEM”) under the income approach. This method reflects the present value of the operating cash flows generated by this asset after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital. The Company utilized the relief-from-royalty method, a form of both the market and income approach, to determine the fair value of the trade names. Under this method, it is assumed that if the Company did not own the intangible asset, it would be willing to pay a royalty for its use. Internally developed software was valued using a cost approach, specifically the cost to re-create method. The cost to re-create method considers the cost required to recreate an identical asset considering current prices of direct and indirect costs. These costs are then adjusted for the developers’ profit, which reflects the expected return on the direct and indirect costs, and opportunity cost, which represents the forgone returns during the period when the asset is being developed. The Citizens Broadband Radio Service FCC license ("CBRS FCC license") was valued using a cost approach, specifically, the cost incurred by the business in acquiring the CBRS FCC license. In determining the fair value of the property, plant, and equipment, the Company used a combination of various valuation techniques including the income approach, the cost approach, and the market approach.

The Company's preliminary allocation of the purchase price to the assets acquired, liabilities assumed, and noncontrolling interest recognized and redeemable as of the Closing Date were as follows:

(In thousands)

Cash and cash equivalents	$32
Accounts receivable	124
Materials and supplies	538
Operating lease right-of-use	502
Prepaid expenses and other assets	266
Property, plant, and equipment	23,750
Intangible assets	11,130
Goodwill	10,434
Total assets acquired	46,776

Accounts payable	1,260
Accrued expenses and other liabilities	231
Lease liabilities	502
Deferred income taxes	4,668
Deferred revenue	556
Total liabilities assumed	7,217

Total fair value of net assets acquired	39,559
Less: redeemable noncontrolling interest	(17,644)
Less: noncontrolling interest	(3,551)
Total purchase price	$18,364

The Company incurred $1.1 million of transaction costs related to the acquisition of Amplex during the three months ended June 30, 2024. These costs are classified as general and administrative expenses in the Company's condensed consolidated statements of operations.

The following is the net impact of the Amplex Acquisition on the Company's condensed consolidated statements of operations since the Closing Date:

For the Three Months Ended June 30,
(In thousands)	2024
Total revenue	$489

Loss from continuing operations	$(600)

The following table represents the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on April 1, 2023.

	(In thousands)
	For the Three Months Ended June 30,
	2024	2023
Revenue	$4,213	$9,775
Net loss from continuing operations	(5,959)	(1,234)
Net income from discontinued operations	2,059	3,044
Net (loss) income	(3,900)	1,810
Per share amounts:
Basic loss per share from continuing operations	(0.88)	(0.17)
Diluted loss per share from continuing operations	(0.88)	(0.17)
Basic earnings per share from discontinued operations	0.31	0.42
Diluted earnings per share from discontinued operations	0.30	0.42
Basic (loss) earnings per share	(0.58)	0.25
Diluted (loss) earnings per share	(0.58)	0.25

The following table represents the supplemental schedule of noncash investing and financing activities:

	(In thousands)
	For the Three Months Ended June 30,
	2024	2023
Supplemental schedule of noncash investing and financing activities
Fair value of Amplex assets acquired	$46,776	$-
Less: redeemable noncontrolling interest	(17,644)	-
Less: noncontrolling interest	(3,551)	-
Less: cash paid for Amplex common stock	(18,364)	-
Amplex liabilities assumed	$7,217	$-

Note 4. Revenue and Deferred Revenue

Revenue

The Company sells its goods and services to customers primarily under contracts with stated terms of 12 months. The Company’s standard terms and conditions state a penalty for early termination; however, the Company normally waives this penalty. Disaggregated revenues are presented in the accompanying statements of operations.

Contract Liability

The Company recorded a current contract liability balance of $560 thousand as of June 30, 2024, which represents amounts billed or collected in advance of the Company’s satisfaction of its performance obligations for the upcoming month.

Note 5. Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Ordinarily, basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. The Company's participating securities are non-vested restricted shares which are not required to share losses, and accordingly, are not allocated losses in periods of net loss. Dilutive earnings per share are calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which includes the dilutive effect of additional potential common shares from stock compensation awards. In a period of loss, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. In accordance with ASC 480-10-S99-3A, as the Company's redeemable noncontrolling interest is redeemable at an amount other than fair value, the Company has made an accounting policy election to reflect the entire adjustment to the carrying value as a deemed dividend. For the three months ending June 30, 2024, the change in the redemption amount was deemed immaterial and no adjustment was made to the numerator for calculating earnings per share. For the three months ended June 30, 2024 and 2023, potentially dilutive securities that were not included in the diluted net loss per share calculation because they would be anti-dilutive comprise 5 thousand and 10 thousand shares from options to purchase common shares, respectively.

Loss and income per share has been computed based on the following weighted average number of common shares outstanding:

	Three months ended June 30, (In thousands, except per share amounts)
	2024	2023
Numerator
Net loss from continuing operations attributable to common shareholders	$(5,337)	$(1,488)
Net income from discontinued operations attributable to common shareholders	2,059	3,044
Net (loss) income per consolidated statements of income attributable to common shareholders	$(3,278)	$1,556

Denominator
Denominator for basic loss per share - weighted-average shares outstanding	6,749	7,279
Dilutive effect of stock options	5	10
Denominator for diluted earnings per share	6,754	7,289

Per share loss from continuing operations attributable to common shareholders
Basic	$(0.79)	$(0.20)
Diluted	(0.79)	(0.20)

Per share income from discontinued operations attributable to common shareholders
Basic	$0.31	$0.42
Diluted	0.30	0.42

Per share (loss) income available to common stockholders
Basic	$(0.49)	$0.21
Diluted	(0.49)	0.21

Note 6. Property, Plant, and Equipment, net

Property, plant, and equipment consist of the following:

	(In thousands)
	June 30, 2024	March 31, 2024

Equipment	$4,208	$305
Construction equipment	269	-
Leasehold improvements	165	2
Furniture and fixtures	150	6
Fiber plant	13,410	-
Customer premise equipment	805	-
Towers	37	-
Land	667	-
Plant in service	2,971	-
Total, property, plant, and equipment in service	22,682	313
Property, plant, and equipment under construction	1,606	-
Total property, plant, and equipment	24,288	313

Less: accumulated depreciation	(295)	(238)
Total property, plant, and equipment, net	$23,993	$75

Depreciation expense was $64 thousand and $22 thousand for the three months ended June 30, 2024 and 2023, respectively, which is included in depreciation and amortization in the condensed consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

The acquired goodwill represents the value of combining operations of Amplex and the Company.

The change in the carrying amount of goodwill as of June 30, 2024 was as follows:

(In thousands)	Gross Carrying Amount	Additions	Impairment	Net Book Value
Goodwill	$-	$10,434	$-	10,434
	$-	$10,434	$-	$10,434

Intangible assets consist of the following as of June 30, 2024:

(In thousands)	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Book Value
Definite lived intangible assets:
Subscriber relationships	13.97	$-	$7,300	$-	$(22)	$7,278
Trade name	20.94	-	3,000	-	(6)	2,994
Internally developed software	4.96	-	250	-	(2)	248
		-	10,550	-	(30)	10,520
Indefinite lived intangible assets:
CBRS FCC license		-	580	-	-	580
		-	580	-	-	580
		$-	$11,130	$-	$(30)	$11,100

Amortization expense totaled $30 thousand and $0 for the three months ended June 30, 2024 and 2023, respectively, which is included in depreciation and amortization in the condensed consolidated statements of operations.

As of June 30, 2024, the future expected amortization expense for intangible assets is as follows:

(In thousands)
Remainder of FY 2025	$536
FY 2026	714
FY 2027	714
FY 2028	714
FY 2029	714
Thereafter	7,128
Total	$10,520

Note 8. Leases

The Company's operating leases for its equipment and specialized spaces for company equipment have terms expiring at various dates through June 2033. Certain lease arrangements include renewal options and escalation clauses.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. As most of the Company's leases do not provide an implicit rate, the Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. Lease expense related to the net present value of payments is recognized on a straight-line basis over the lease term.

The key components of the Company's operating leases were as follows:

(In thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Operating lease expense	$10	$16
Short-term lease expense	3	1
Total lease cost	$13	$17

Right-of-use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	(In thousands)
	June 30, 2024	March 31, 2024
Operating leases:
Operating lease right-of-use assets	$553	$65
Current portion of operating lease liabilities	124	-
Operating lease liabilities	436	65

The weighted-average remaining lease term for operating leases was 6.4 years and 2.7 years for the three months ended June 30, 2024 and 2023, respectively. The weighted-average discount rate was 6.11% and 6.50% for the three months ended June 30, 2024 and 2023, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2024, are as follows:

(In thousands)
Remainder of FY 2025	$106
FY 2026	131
FY 2027	101
FY 2028	90
FY 2029	83
Thereafter	165
Total minimum lease payments	676
Less: effects of discounting	(116)
Present value of future minimum lease payments	$560

The amounts recorded for operating lease expenses include short-term leases, which are immaterial.

Note 9. Commitments and Contingencies

The Company is involved in certain claims and legal proceedings in the normal course of business of which one, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

Specifically, the Company has been sued together with several other defendants, in a lawsuit styled: Nicholas Financial, Inc. v. Jeremiah Gross, No. 21CY-CV02148-01, 7th Judicial Circuit, Clay County, Missouri. On March 9, 2021 the Company filed suit against Jeremiah Gross for a deficiency balance owed the Company following the 2018 surrender and sale of his motor vehicle which secured a loan from the Company. On April 22, 2021 a default judgment for $7,984 was entered against Gross. On December 22, 2021 Gross filed a motion to set aside the default judgment. The Court granted his motion on March 23, 2022. In his answer he asserted a class-action counterclaim against the Company seeking to represent a Nationwide class of the Company’s customers who received allegedly deficient notices regarding the sale of their vehicles and whose vehicles were recovered and sold by the Company, and on behalf of Missouri customers who received allegedly deficient notices from the Company regarding the sale of their recovered vehicles and the calculation of the deficiency owed the Company. The Company filed its answer to the counterclaim on May 13, 2022. On September 9, 2022 the Company filed a motion for summary judgment as to all counts of the counterclaim and Nicholas Financial, Inc.’s claim against Gross. The motion was argued on February 16, 2023. On March 27, 2023 the Court entered an order granting the motion in part and denying the motion in part. The Court found in favor of Nicholas Financial, Inc. as to the counterclaim regarding presale notices and prejudgment interest and in Gross’s favor for the counterclaim as to post-sale notices. The Court also denied Nicholas Financial, Inc.’s motion for summary judgment as to its claim for a deficiency against Gross. The remaining claim related to post sale notices sent to Missouri customers. The parties, including the Company’s insurer Gemini, settled the case and the Court entered a Final Approval Order on May 15, 2024 which found the Agreement to have been entered into in good faith and approving the Company’s assignment to the Class of the Company’s claims against certain insurers, brokers, and agents. Further, the Court approved the settlement as fair, reasonable, and adequate as to, and in the best interests of, each of the Parties and the Settlement Class members and in full compliance with all requirements of the laws of Missouri, the United States Constitution (including the Due Process Clause), and any other applicable law. The Court directed the parties to the Lawsuit to implement and consummate the Agreement pursuant to its terms and provisions. Pursuant to the terms of the Agreement, the Court entered a Final Judgment against the Company in favor of the Class. In the Final Judgment, the Court held that other than the funds to be paid by Gemini Insurance Company on behalf of the Company, the Company had no obligation to satisfy the judgment, and that any remaining amount may only be satisfied from the Company’s Insurers and Insurance Agents other than Gemini Insurance Company.

On May 15, 2024, Gross filed on behalf of the Class, as assignee of the Company, a Cross-Claim in the underlying lawsuit against American Zurich Insurance Company (“AZIC”), American Guarantee and Liability Insurance Company (“AGLIC”), and Zurich American Insurance Company (“ZAIC” and collectively with AZIC and AGLIC, “Zurich”), for breach of contract, breach of the duty to defend, and bad faith failure to defend or settle (“Cross-Claim”). On June 14, 2024, Zurich filed a Motion to Amend the Final Judgment and a Notice of Removal of the Cross-Claim, seeking to remove the Cross-Claim to federal court in the Western District of Missouri. In its Notice of Removal, Zurich acknowledged that the Company is no longer a proper party to the Lawsuit “because all the claims against it are resolved by the Final Judgment.” On June 24, 2024, Zurich filed a Notice of Appeal of the Final Judgment. Because of the motion to amend and notice of appeal, however, the judgment is not yet final. Armstrong Teasdale LLP advised that it (1) does not expect the court of appeals to take any action on the Notice of Appeal at this time because the motion to amend postponed finality of the judgment; and (2) expects that the federal court will more likely than not remand the case to state court and that the judgment will ultimately become final, either as it is, or in a slightly modified version.

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

In August 2019, the Company’s Board authorized an additional repurchase of up to $1.0 million of the Company’s outstanding shares.

The table below summarizes treasury share transactions under the Company’s stock repurchase program:

	Three months ended June 30, (in thousands)
	2024		2023
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	(76,794)	5,368	(76,794)
Treasury shares purchased	-	-	-	-
Treasury shares at the end of period	5,368	(76,794)	5,368	(76,794)

Note 11. Income Taxes

The provision for income taxes (income tax benefits) consists of the following for the three months ended June 30, 2024:

	(In thousands)
	Three Months Ended June 30,
	2024	2023
Current:
U.S. federal	$-	$144
State & local	-	1
Total current	$-	$145

Deferred:
U.S. federal	$(128)	$-
State & local	-	-
Total deferred	$(128)	$-

Total tax provision	$(128)	$145

The provision (benefit) for income taxes reflects an effective U.S. tax rate, which differs from the corporate tax rate for the following reasons:

	(In thousands)
	Three Months Ended June 30,
	2024	Percentage	2023	Percentage
U.S. federal tax expense at the statutory rate	$(757)	21.00%	$360	21.00%
Increase (decrease) in income taxes resulting from:
State tax, net of federal benefit	(51)	1.43%	(48)	-2.82%
Change in valuation allowance	502	-13.93%	(464)	-27.02%
Transaction costs	225	-6.24%	-	0.00%
Impact of other permanent differences	(2)	0.06%	-	0.00%
Other	(45)	1.24%	297	17.28%
	$(128)	3.56%	$145	8.44%

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets consist of the following:

	(In thousands)
	June 30, 2024	March 31, 2024
Allowance for credit losses	$-	$33
Unrealized fair value adjustment	-	4,130
Share based compensation	55	30
Federal and state net operating losses	15,836	9,816
Right of use liability	119	15
Other	9	49
	16,019	14,073
Valuation allowance	(14,549)	(14,047)
Gross deferred tax assets	1,470	26

Right of use assets	(118)	(15)
Fixed assets	(3,743)	-
Intangible assets	(2,185)	-
Other	(51)	(11)
Gross deferred tax liabilities	(6,097)	(26)
Net deferred tax liabilities	$(4,627)	$-

The Company recorded an income tax benefit of approximately $128 thousand and an income tax expense from discontinued operations of $145 thousand during the three months ended June 30, 2024 and 2023, respectively. The tax benefit is primarily related to recording the net operating losses of the newly acquired entity Amplex. Amplex was acquired during the current period and will be consolidated for GAAP purposes, while continuing to file a separate federal tax return.

As of fiscal year 2024, the Company had a federal and state net operating losses ("NOL") of approximately $44.6 million and $59.4 million, respectively. During the three months ended June 30, 2024, the Company generated federal and state NOLs of $20.1 million and $15.7 million, respectively. The total NOL carryforwards as of June 30, 2024, is $139.8 million that may be available to offset future taxable income. The federal NOLs generated for the three months ended June 30, 2024, will carryforward indefinitely. Generally, state NOLs begin to expire June 30, 2039. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company's NOL carryforwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2021 through 2024 are subject to review by tax authorities.

The Company’s effective tax rate for the first quarter of 2024 was 3.56%, consistent with the rate for the corresponding period in the prior year. The reduction from the federal statutory rate in the first quarter of 2024 is primarily due to an increase in valuation allowance. The Company records a valuation allowance when there is not sufficient evidence of future earnings to support a position that it will be able to realize its net deferred tax asset.

As a result of the sale of finance receivables and repossessed assets to Westlake Financial, the Company also reported discontinued operations for the historical Nicholas Financial entity.

Note 12. Discontinued Operations

On November 13, 2023, the Company entered into the Purchase Agreement with Westlake Financial, pursuant to which the Company agreed to sell substantially all of its finance receivables and all of its repossessed assets. In connection with the entering into the Purchase Agreement, the Company ceased new loan originations of contracts and direct loans. On April 26, 2024, the transactions contemplated by the Purchase Agreement closed with an aggregate purchase price of $65.6 million, pursuant to the terms of the Purchase Agreement. As a result of the sale of the Company's finance receivables and repossessed assets to Westlake, the Company recognized a gain of $1.5 million, calculated as the excess of the total consideration over the carrying value of the finance receivables and repossessed assets sold to Westlake. The disposition of the finance receivables and all of its repossessed assets represents a strategic shift in the business based on the total assets, revenue, and net income of the segment sold to Westlake in comparison to the financial information of the Company as a whole.

The following depicts the results of operations for the discontinued operations of the Company for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
(In thousands)	2024	2023
Revenue
Interest and fee income on finance receivables	$1,229	$7,083
Total revenue	1,229	7,083

Operating expenses
Marketing	6	30
Provision for credit losses	-	645
Fair value and other adjustments, net	139	-
General and administrative	542	2,719
Total operating expenses	687	3,394

Other expense
Interest expense	-	500
Total other expense	-	500

Gain on disposal of assets, net of tax	1,517	-

Income before income taxes	2,059	3,189
Income tax expense (benefit)	-	145
Net income from discontinued operations, net of tax	$2,059	$3,044

Note 13. Subsequent Events

On July 25, 2024, the arrangement between the Company and Westlake (as described in Note 2) regarding a reconciliation of the initial payment to Nicholas Financial, escrow, and contingent consideration was settled, which resulted in the Company paying Westlake Financial $2.4 million and waiving the right to any future contingent payments from Westlake Financial as originally stated in the Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward- Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate", "estimate", "expect", "forecast", "will", "would", "may", "plan", "believe", "intend" and similar expressions are intended to identify forward-looking statements. Although Nicholas Financial, Inc., including its subsidiaries (collectively, the "Company", "we", "us", or "our") believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectation will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Quarterly Report may include, without limitation statements about (1) approval by the Court of the settlement of the litigation involving Mr. Jeremiah Gross, (2) the availability and use of excess capital (including by acquiring businesses or by investing outside of the Company's traditional business), (3) projections of revenue, income, and other items relating to our financial position and results of operations, (4) statements of our plans, objectives, strategies, goals and intentions, (5) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (6) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in the forward-looking statements, including without limitation:

•
the risk that approval by the Court of the settlement of the litigation involving Mr. Jeremiah Gross may not be granted, either on terms and conditions satisfactory to the Company or at all;
•
uncertainties surrounding the Company's success in developing and executing on a new business plan;
•
uncertainties surrounding the Company's ability to use any excess capital to increase shareholder returns, by acquiring businesses or investing outside of the Company's traditional business;
•
availability of capital (including the ability to access bank financing);
•
recently enacted, proposed or future legislation and the manner in which it is implemented, including tax legislation initiatives or challenges to our tax positions and/or interpretations, and state sales tax rules and regulations;
•
an increase in legislative and regulatory activity with respect to broadband networks;
•
changes in consumer behavior;
•
fluctuations in the economy;
•
the degree and nature of competition and its effects on the Company's financial results;
•
fluctuations in interest rates;
•
effectiveness on our risk management processes and procedures, including the effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures;
•
our ability to successfully develop and commercialize new or enhanced products or services;
•
the sufficiency of our allowance for credit losses and the accuracy of the assumptions or estimates used in preparing our financial statements;
•
higher borrowing costs and adverse financial market conditions impacting our funding and liquidity;
•
regulation, supervision, examination of our business by governmental authorities and adverse regulatory changes in the Company’s existing and future markets;
•
fraudulent activity, employee misconduct or misconduct by third parties;
•
failure of third parties to provide various services that are important to our operations;
•
alleged infringement of intellectual property rights of others and our ability to protect our intellectual property;
•
litigation and regulatory actions;
•
our ability to attract, retain and motivate key officers and employees;
•
use other third-party vendors and ongoing third-party business relationships;
•
cyber-attacks or other security breaches suffered by us;
•
disruptions in the operations of our computer systems and data centers;
•
the impact of changes in accounting rules and regulations, or their interpretation or application, which could materially and adversely affect the Company's reported consolidated financial statements or necessitate material delays or changes in the issuance of the Company's audited consolidated financial statements;
•
uncertainties associated with management turnover and the effective succession of senior management;
•
our ability to realize our intentions regarding strategic alternatives, including the failure to achieve anticipated synergies; and
•
the risk factors discussed under "Item 1A - Risk Factors" in our Annual Report on Form 10-K and our other filings made with the U.S. Securities and Exchange Commission ("SEC")

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended March 31, 2024, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2024 Form 10-K. Our results of operations for the three months ended June 30, 2024, may not be indicative of our future results.

Overview

Nicholas Financial, Inc. ("Nicholas Financial") is a holding company incorporated under the laws of the State of Delaware with two wholly owned subsidiaries, Nicholas Data Services, Inc. ("NDS") and Nicholas Financial, Inc. ("NFI"). NDS historically was engaged in supporting and updating industry specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Nicholas Financial. NFI was a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts for purchases of used and new automobiles and light trucks. NFI had also offered direct consumer loans and sold consumer finance related products. NFI and NDS are based in Florida, U.S.A.

Change in Operating Strategy

On November 13, 2023, the Company entered into a Master Asset Purchase Agreement (the "Purchase Agreement") with Westlake Services, LLC dba Westlake Financial, a California limited liability company ("Westlake Financial"), pursuant to which the Company has agreed to sell substantially all of the Company's finance receivables and all of its repossessed assets. On April 26, 2024, the transactions contemplated by the Purchase Agreement closed. The Company intends to explore strategic alternatives for the use of the net proceeds of the asset sale.

On June 15, 2024, the Company closed a share purchase agreement to acquire 51% of the issued and outstanding common shares of Amplex Electric, Inc. ("Amplex"). As a result of the acquisition of Amplex, we commenced our broadband services business. Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services that serves over 9,000 fixed wireless broadband customers, over 9,000 fiber passings and over 3,500 fiber customers located primarily in Northwest and North Central Ohio.

Concurrently, on June 15, 2024, the Company converted the outstanding principal of $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the Share Purchase Price of $1,792.55 and purchased 1,674 shares of Amplex common stock at the same Share Purchase Price for a purchase price of $3.0 million (collectively, the "Additional NICK Closing Stock"). These transactions concurrently executed at the Transaction Closing Date increased the Company's ownership in Amplex to 56.5%.

How We Generate Revenues and Evaluate our Business

The Company generates revenues primarily through customer contracts and provides wireless internet services, fiber internet services, and other services including voice over telephone services. The Company fulfills obligations and recognizes revenue under a contract with a customer by transferring products and services in exchange for consideration from the customer. Payments received or consideration billed in advance are recorded as deferred revenue. Further, the Company records accounts receivable for services billed in advance.

Operating income (loss) is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define operating income (loss) as revenues less operating expenses. Operating expenses include cost of wireless and fiber internet services, cost of other revenue, plant specific and nonspecific operations expenses, general and administrative expenses, and depreciation and amortization expenses.

Result of Operations

Revenues of Continuing Operations

For the three months ended June 30, 2024 and 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30,		Variance
(In thousands)	2024	2023	$ Change	% Change
Revenue
Wireless internet services	$319	$-	$319	100%
Fiber internet services	106	-	106	100%
Other revenue	64	-	64	100%
Total revenue	$489	$-	$489	100%

Revenue totaled $489 thousand for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. The increase in revenue for the three months ended June 30, 2024 is primarily due to additional services the Company now provides from the acquisition of Amplex that were not provided in the prior period. Through acquiring Amplex, the Company now provides wireless internet services, fiber internet services, and other services including VOIP telephone and video streaming. Further, with the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's revenue is not comparable on a year-over-year basis.

Expenses of Continuing Operations

For the three months ended June 30, 2024 and 2023, our revenues in dollars and as a percentage of total expenses were as follows:

	For the Three Months Ended June 30,		Variance
(In thousands)	2024	2023	$ Change	% Change
Operating expenses
Cost of wireless and fiber internet services	$30	$-	$30	100%
Cost of other revenue	36	-	36	100%
Plant specific operations	74	-	74	100%
Plant nonspecific operations	38	-	38	100%
General and administrative	3,764	1,478	2,286	155%
Depreciation and amortization	94	22	72	327%
Total operating expenses	$4,036	$1,500	$2,536	169%

Cost of Wireless and Fiber Internet Services and Cost of Other Revenue of Continuing Operations

Cost of wireless and fiber internet services totaled $30 thousand for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. In addition, cost of other revenue totaled $36 thousand for the three months ended June 30, 2024 compared to $0 for the three months ended June 30, 2023. As discussed above, the Company now provides wireless internet, fiber internet, and other services in conjunction with its acquisition of Amplex. Therefore, the cost of wireless and fiber internet services and cost of other revenue increased during the three months ended June 30, 2024 when compared to the prior period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's cost of wireless and fiber internet services and cost of other revenue is not comparable on a year-over-year basis.

Plant Specific and Plant Nonspecific Operations of Continuing Operations

Plant specific and plant nonspecific operations expenses totaled $112 thousand for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. Due to the Company's acquisition of Amplex, the Company began providing additional services during the three months ended June 30, 2024 that were not provided in prior periods. Therefore, plant specific and nonspecific operations expenses increased for the three months ended June 30, 2024 when compared to the prior period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's plant specific and nonspecific operations expenses are not comparable on a year-over-year basis.

General and Administrative Expenses of Continuing Operations

General and administrative expenses totaled $3.8 million for the three months ended June 30, 2024, compared to $1.5 million for the three months ended June 30, 2023. The increase in general and administrative expenses for the three months ended June 30, 2024 is primarily due to additional professional fees and restructuring expenses incurred in relation to the acquisition of Amplex which was acquired by the Company during the period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's general and administrative expenses are not comparable on a year-over-year basis.

Depreciation and Amortization Expenses of Continuing Operations

Depreciation and amortization expense totaled $94 thousand for the three months ended June 30, 2024, compared to $22 thousand for the three months ended June 30, 2023. The increase in depreciation and amortization expense for the three months ended June 30, 2024 is primarily due to an increase in property, plant, and equipment and intangible assets resulting from the Company's acquisition of Amplex. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's depreciation and amortization expense is not comparable on a year-over-year basis.

Emigration Tax Expense of Continuing Operations

Emigration tax expense was $1.7 million for the three months ended June 30, 2024 compared to $0 for the three months ended June 30, 2023. The increase in emigration tax expense in the current period is due to the Company completing its continuation and domestication from a company incorporated under the laws of British Columbia to a corporation incorporated under the laws of the State of Delaware as of April 18, 2024.

Discontinued Operations

Income from discontinued operations was $2.1 million for the three months ended June 30, 2024 compared to $3.0 million for the three months ended June 30, 2023. The decrease in income is primarily attributed to a decrease in average finance receivables.

Liquidity and Capital Resources

During the three months ended June 30, 2024, the Company closed on the Share Purchase Agreement with Amplex, in which the Company purchased 51% of the issued and outstanding common shares, no par value per share, of Amplex and to make payment to holders of options for Amplex’s common shares in consideration of cancellation of such options for total purchase consideration of $18.4 million. In conjunction with the closing of the Share Purchase Agreement, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the Share Purchase Price of $1,792.55 and purchased an additional

1,674 shares of Amplex common stock at the share purchase price of $1,792.55 per share for a purchase price of $3.0 million. For further details of the acquisition, refer to Note 3.

The Company's cash flows are summarized as follows:

	Three Months Ended June 30,
(In thousands)	2024	2023
Net cash (used in) provided by operating activities	$(437)	$1,169
Net cash provided by investing activities	22,113	12,905
Net cash used in financing activities	-	(13,850)

Net cash provided by (used in) operating activities decreased for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023, primarily due to a net loss incurred for the three months ended June 30, 2024. Also driving the decrease in cash provided by (used in) operating activities was the removal of the previously recorded gain on disposal of Westlake assets for the three months ended June 30, 2024 as part of our adjustments to operating activities, partially offset by an increase in cash from changes in operating assets and liabilities and cash provided by operating activities from discontinued operations. Further, with the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's change in cash provided by (used in) operating activities is not comparable on a year-over-year basis.

Net cash provided by (used in) investing activities increased for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to proceeds received from the sale of assets to Westlake, which was partially offset by the purchase of Amplex during the period. However, with the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's change in cash provided by (used in) investing activities is not comparable on a year-over-year basis.

Net cash provided by (used in) financing activities increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to repayments on credit facilities made in the prior period. whereas there was no similar activity for the three months ended June 30, 2024.

We have no material commitments for capital expenditures as of June 30, 2024. Part of our growth strategy, however, is to acquire businesses. We would anticipate funding such activity through cash on hand, the issuance of debt, Common Stock, and warrants for our Common Stock or a combination thereof.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Significant Developments

None.

Critical Accounting Policies and Estimates

A critical accounting estimate is an estimate that: (i) is made in accordance with generally accepted accounting principles, (ii) involved a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company's financial condition or results of operations.

There have been changes in our critical accounting policies from those disclosed in our 2024 Annual Report on Form 10-K related to the Company’s acquisition of Amplex which closed June 15, 2024. We revised our critical policies relating to principles of consolidation, trade receivables and allowance for doubtful accounts, and revenue recognition.

Principles of Consolidation and Variable Interest Entities

We consolidate all entities that we control through a majority voting interest or as the primary beneficiary of a variable interest entity (“VIE”). We use, and expect to continue to use, a combination of our equity ownership, governance rights and other contractual arrangements to control operations of these entities. However, these arrangements may not be as effective in providing us with control over these operations as would wholly owning these entities. See Note 2 to our consolidated financial statements included in Part I of this quarterly report for information on variable interest entities.

Under the VIE model, we are required to perform an analysis as to whether we have a variable interest in an entity and whether the entity is a VIE. In evaluating whether we hold a variable interest, we review all of our financial relationships to determine whether we are exposed to the risks and rewards created and distributed by an entity. We hold indirect variable interests in the Red Bug Entities through our acquisition of Amplex.

If we have a variable interest in an entity, we further assess whether the entity is a VIE and, if so, whether we are the primary beneficiary. Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model. The assessment of whether an entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These judgments include: (a) determining whether the entity has sufficient equity at risk, (b) evaluating whether the equity holders, as a group, lack the ability to make decisions that significantly affect the economic performance of the entity and (c) determining whether the entity is structured with disproportionate voting rights in relation to their equity interests.

For entities that are determined to be VIEs, we are required to consolidate those entities where we have concluded that we are the primary beneficiary. The primary beneficiary is defined as the variable interest holder with (a) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly or indirectly by us. At each reporting date, we determine whether any reconsideration events have occurred that require us to revisit the primary beneficiary analysis, and we will consolidate or deconsolidate accordingly.

We are the primary beneficiary of the Red Bug Entities, because we indirectly through Amplex have the power to direct activities of the entities that most significantly impact the VIE’s economic performance. Accordingly, we consolidate these entities. The assets and liabilities of the consolidated VIEs are presented gross in the condensed consolidated balance sheets. See Note 2 of our condensed consolidated financial statements for more information on both consolidated and unconsolidated VIEs.

Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means. The Company consolidates Amplex under the voting interest model as it owns 56.5% of this entity.

Basis of Presentation

The accompanying condensed consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP”). Management believes it has made all necessary adjustments so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The condensed consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated upon consolidation.

Business Combinations

We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill in accordance with ASC 805, Business Combinations. We identify and attribute fair values and estimated lives to the intangible assets acquired and allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of depreciation and amortization expense recognized in future periods. Contingent consideration is initially recorded at its fair value at the acquisition date and is revalued every financial reporting date thereafter. Adjustments to contingent consideration liabilities after the completion of acquisition accounting are recorded in the consolidated statement of operations. We base our fair value estimates on assumptions we believe are reasonable but recognize that the assumptions are inherently uncertain.

If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. Once the measurement period ends, which in no case extends beyond one year from the acquisition date, revisions to the accounting for the business combination are recorded in earnings.

All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expenses in the period in which they are incurred.

Accounts Receivable and Allowances for Credit losses

Trade accounts receivable are recorded at invoiced amounts, net of allowance for credit losses, if applicable, and are unsecured and do not bear interest.

The allowance for credit losses is based on the probability of future collection under the current expect credited loss impairment model under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets. Under the CECL impairment model, we determine the allowance by applying a loss-rate method based on an aging schedule using our historical loss rate. We also consider reasonable and supportable current information in determining its estimated loss rates, such as macroeconomic trends or other factors including customers’ credit risk and historical loss experience. There is significant judgment applied in estimating the allowance for credit losses. These assumptions and estimates are susceptible to significant changes based on the current environment.

The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to bad debt expense in the period incurred.

Discontinued Operations

We record discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in our operations, as defined in ASC 205-20, Discontinued Operations.

Dissenting Shareholders’ Liability

We account for our dissenting shares as either equity-classified or liability-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The assessment considers whether the dissenting shares meet the definition of a liability pursuant to ASC 480. The dissenting shares are within the scope of ASC 480-10 as they are considered mandatorily redeemable as of the approval date and as such are classified as liabilities. This assessment, which requires the use of professional judgment, was conducted at the time our re-domestication and loan portfolio sales were approved and as of each subsequent quarterly period end date while the dissenting shares are outstanding to be settled. Subsequent changes in fair value are recognized in earnings in the condensed consolidated statements of operations for the three months ended June 30, 2024.

Contingent Liability

We have been, and may in the future be, involved in legal proceedings which are subject to significant uncertainty. We record an estimated loss for a contingency in our condensed consolidated financial statements for these matters as a charge to income when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates each accounting period as additional information becomes known and adjusts the loss provision when appropriate. In determining whether a loss should be recorded or adjusted, management evaluates several factors, including advice from outside legal counsel, in order to estimate the likelihood of an unfavorable outcome and to make a reasonable estimate of the amount of loss or range of reasonably possible loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the condensed consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, we disclose the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). Changes in these factors could have a material impact on our financial position, results of operations and operating cash flows for any particular quarter or year. We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. Refer to Note 2, Note 12, and Note 13 of our condensed consolidated financial statements for further information.

Fair Value Measurements

ASC 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

Certain of our assets and liabilities are required to be recorded at fair value either on a recurring or nonrecurring basis and are presented with Level 3 of the fair value hierarchy, such as Term Loan Advances, dissenting shareholders’ liability and contingent liability. Our non-financial assets such as property, plant, and equipment are recorded at cost. Fair value adjustments are made to these non-financial assets, on a nonrecurring basis, during the period an impairment charge is recognized, as applicable.

Certain of our financial instruments are carried at fair value and are presented within Level 1 of the fair value hierarchy, such as money market funds included within cash and cash equivalents on the condensed consolidated balance sheet. In addition, the carrying amounts reflected in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, materials and supplies, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value due to their short-term nature. Refer to Note 2 for additional information.

Revenue Recognition

In accordance with ASC 606, Revenue Recognition, we recognize revenue from contracts with customers using the five-step model:

1.
identify the customer contract;
2.
identify performance obligations that are distinct;
3.
determine the transaction price;
4.
allocate the transaction price to the distinct performance obligations; and
5.
recognize revenue as the performance obligations are satisfied.

We generate revenues primarily from our wireless internet services, fiber internet services, and other services.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both us and our customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability is probable. Specifically, we obtain written/electronic signatures on contracts and purchase orders, if said purchase orders are issued in the normal course of business by the customer.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Determine the transaction price

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, excluding sales taxes that are collected on behalf of government agencies.

Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. Our contracts may contain multiple performance obligations, for which we account for individual performance obligations separately, if they are distinct. The standalone selling price reflects the price we would charge for a specific piece of equipment or service if it was sold separately in similar circumstances and to similar customers.

Recognize revenue as the performance obligations are satisfied

Revenues from wireless and fiber internet, VOIP services, and video streaming services are recognized ratably as performance obligations are satisfied by transferring control of a promised product or service to a customer. Revenues from equipment sales are recognized when control transfers to the customer, which occurs upon delivery.

Customers are billed in advance for services to be provided in the upcoming month. Once billed, payment from customers is due 30 days from the invoice date. Our agreements with our customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained.

Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

We fulfill obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. There are no contract assets related to performance under the contract. We are contractually entitled to invoice in advance for services to be provided in the future. Accordingly, accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. We recognize deferred revenue when consideration has been billed or received in advance of our satisfaction of our performance obligation(s).

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2024, because of a material weakness in our internal control over financial reporting relating to non-routine transactions which lead to the correction of errors with respect to the (a) application of complex technical accounting standards related to the presentation and measurement of certain equity and liability instruments from the re-domestication and (b) measurement of redeemable noncontrolling interest, certain acquired assets and deferred tax liabilities assumed in the acquisition of a controlling interest in Amplex.

The Company's management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

While the Company believes that its efforts for remediation, once implemented, will improve the effectiveness of its internal control over financial reporting, these remediation efforts have been ongoing and will require more time to operate for management to be able to conclude that the design is effective to remediate the material weakness identified. The Company may conclude that additional measures will be necessary to remediate the material weakness in its internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Changes in Internal Control Over Financial Reporting

In connection with the weaknesses noted above management is in the process of establishing and is refining its internal procedures and controls to ensure the accounting around future complex transactions are thoroughly reviewed with external consultants specializing in the specific transactions identified.

Other than as described above, during the most recent fiscal quarter, there has been no change in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

See the disclosure in Note 9 - Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A. Risk Factors

In addition to the Risk Factor below and the other information set forth in this Quarterly Report on Form 10-Q, especially in the section entitled “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements,” you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which could materially affect our business, financial condition or future results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Weak economic conditions may have a negative impact on Amplex.

Weak economic conditions may have a negative impact on Amplex. A substantial portion of the Amplex revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. Weak economic conditions in the United States affect demand for Amplex products and services and have a negative impact on results of operations. For example, weak economic conditions will likely impact Amplex customers’ discretionary spending and as a result, they may reduce the level of services to which they subscribe or may discontinue subscribing to one or more of the Amplex services altogether. This risk may be increased by the expanded availability of free or lower cost competitive services, such as certain streaming services, or substitute services for broadband and voice services, such as wireless and public Wi-Fi networks.

Amplex is subject to various federal, state and local laws and regulations.

Amplex is subject to various federal, state and local laws and regulations. In particular, the Communications Act of 1934, as amended (the “Communications Act”) and Federal Communications Commission (“FCC”) regulations and policies affect significant aspects of Amplex. Federal agencies are considering adopting new regulations for communications services, including broadband. States and localities are also increasingly proposing new regulations impacting communications services, including broader regulation of broadband networks. Any of these regulations could significantly affect the business, legal and compliance costs of Amplex. In addition, United States regulators and courts could adopt new interpretations of existing competition or antitrust laws or enact new competition or antitrust laws or regulatory tools that could negatively impact Amplex. Any future legislative, judicial, regulatory or administrative actions may adversely impact the Amplex business by increasing Amplex costs, increasing competition, or imposing additional restrictions on Amplex, some of which may be significant and/or limiting the ability of Amplex to offer services in a manner that would maximize its revenue potential.

Legislative and regulatory changes have in the past, and could in the future, include, for example, the reclassification of Internet services as regulated telecommunications services or other utility-style regulation of Internet services; restrictions on how Amplex manages its Internet access services and networks; the adoption of new customer service or service quality requirements for Amplex Internet access services; the adoption of new privacy restrictions on the collection, use and disclosure of certain customer information by Amplex; new data security and cybersecurity mandates that could result in additional network and information security and cyber incident reporting requirements for Amplex; new restraints on the discretion of Amplex over programming decisions; new restrictions on the rates Amplex charges to consumers for one or more of the services or equipment options offered by Amplex; and increases in government-administered broadband subsidies to rural areas that could result in subsidized overbuilding of Amplex facilities.

The broadband services of Amplex are subject to a number of regulations and commitments. The FCC frequently considers imposing new broadband-related regulations. States and localities also periodically consider new broadband-related regulations, including those regarding broadband affordability. New broadband regulations, if adopted, may have adverse effects on Amplex. Amplex may also become subject to additional broadband-related commitments as a condition of receiving federal or state broadband funding. The Company is unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on Amplex.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certificate of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1[1]	Certificate of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certificate of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

[1] This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Mike Rost	Chief Executive Officer (Principal Executive Officer)	August 26, 2024
Mike Rost

/s/ Charlie Krebs	Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2024
Charlie Krebs