Form 10-Q
period 2024-09-30
OLD MARKET CAPITAL Corp
filed 2024-11-13
CIK 1000045

Table of Contents

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _ to _

Commission file number: 0-26680

OLD MARKET CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	59-2506879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Dodge St., Suite 3350
Omaha, Nebraska	68102
(Address of Principal Executive Offices)	(Zip Code)

(727) 726-0763

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OMCC	NASDAQ

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

As of November 6, 2024, approximately 12.7 million common shares, no par value, of the Registrant were outstanding (of which 5.4 million shares were held by the Registrant's principal operating subsidiary and pursuant to applicable law, not entitled to vote and 7.3 million shares were entitled to vote).

OLD MARKET CAPITAL CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information	3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2024 and March 31, 2024	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2024 and 2023	4
	Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity for the Three and Six Months Ended September 30, 2024 and 2023	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2024 and 2023	7
	Notes to the Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	41

Part II	Other Information	42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Old Market Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2024	March 31, 2024
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,475	$18,982
Accounts receivable, net	123	-
Materials and supplies	1,049	-
Income taxes receivable	902	902
Prepaid expenses and other assets	986	373
Assets of discontinued operations	-	39,441
Total current assets	32,535	59,698
Operating lease right-of-use assets	480	65
Property, plant, and equipment, net	25,911	75
Intangible assets, net	10,922	-
Goodwill	10,434	-
Total assets	$80,282	$59,838

Liabilities, redeemable non-controlling interest and shareholders' equity
Current liabilities:
Accounts payable	$1,767	$99
Accrued expenses and other current liabilities	665	335
Current portion of operating lease liabilities	117	-
Deferred revenue	574	-
Liabilities of discontinued operations	59	497
Total current liabilities	3,182	931
Deferred income taxes	4,730	-
Operating lease liabilities	419	65
Total liabilities	8,331	996
Commitments and contingencies (Note 9)
Redeemable non-controlling interest	15,738	-
Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	-	-
Common stock, 50,000 shares authorized, $0.01 par value, 12,674 shares issued and 6,654 outstanding at September 30, 2024; no par value, 12,657 shares issued and 7,289 shares outstanding at March 31, 2024	67	35,267
Treasury stock: 6,020 and 5,368 common shares, at cost, as of September 30, 2024 and March 31, 2024, respectively	(82,423)	(76,794)
Additional paid-in capital	39,755	-
Retained earnings	95,271	100,369
Total Old Market Capital Corporation shareholders' equity	52,670	58,842
Noncontrolling interest	3,543	-
Total shareholders' equity including noncontrolling interests	56,213	58,842
Total liabilities, redeemable non-controlling interest, and equity	$80,282	$59,838

See accompanying Notes to the Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Revenue
Wireless internet services	$1,764	$-	$2,083	$-
Fiber internet services	773	-	879	-
Other revenue	421	-	485	-
Total revenue:	2,958	-	3,447	-
Operating expenses
Marketing	12	-	12	-
Cost of wireless and fiber internet services	157	-	187	-
Cost of other revenue	209	-	245	-
Plant specific operations	324	-	398	-
Plant nonspecific operations	227	-	265	-
General and administrative	2,553	1,587	6,317	3,065
Depreciation and amortization	501	22	595	44
Total operating expenses	3,983	1,609	8,019	3,109

Loss from operations	(1,025)	(1,609)	(4,572)	(3,109)

Other income (expense)
Interest expense, net	(4)	-	(4)	-
Income from cash equivalents	391	-	802	-
Emigration tax expense	-	-	(1,711)	-
Loss on dissenting shareholders' liability	(274)	-	(1,103)	-
Gain on sale of assets	30	-	30	-
Other income (expense)	10	(49)	10	(37)
Total other income (expense), net	153	(49)	(1,976)	(37)

Loss before income taxes	(872)	(1,658)	(6,548)	(3,146)
Income tax (expense) benefit	(103)	-	25	-
Loss from continuing operations	(975)	(1,658)	(6,523)	(3,146)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(97)	(8,827)	445	(5,783)
Gain on disposal of assets, net of taxes	175	-	1,692	-
Gain on sale of finance receivables, net of taxes	723	-	723	-
Total income (loss) from discontinued operations	801	(8,827)	2,860	(5,783)

Net loss	(174)	(10,485)	(3,663)	(8,929)

Less: Net loss attributable to noncontrolling interest	(7)	-	(8)	-
Less: Net income attributable to redeemable noncontrolling interest	284	-	74	-

Net loss attributable to common shareholders	$(451)	$(10,485)	$(3,729)	$(8,929)

Net loss per share attributable to common shareholders from continuing operations:
Basic	$(0.19)	$(0.23)	$(0.98)	$(0.43)
Diluted	$(0.19)	$(0.23)	$(0.98)	$(0.43)

Net income (loss) per share attributable to common shareholders from discontinued operations:
Basic	$0.12	$(1.21)	$0.43	$(0.79)
Diluted	$0.12	$(1.21)	$0.43	$(0.79)

Net loss per share attributable to common shareholders:
Basic	$(0.07)	$(1.44)	$(0.56)	$(1.23)
Diluted	$(0.07)	$(1.44)	$(0.56)	$(1.23)

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity

(Unaudited)

(In Thousands)

	Three Months Ended September 30, 2024
	Redeemable Non-Controlling Interest	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity Including Noncontrolling Interests
		Shares	Amount
Balance at June 30, 2024	$15,454	6,654	$67	$(76,794)	$34,126	$95,722	$53,121	$3,550	$56,671
Repurchase of common stock from dissenting shareholders	-	-	-	(5,629)	5,629	-	-	-	-
Net income (loss)	284	-	-	-	-	(451)	(451)	(7)	(458)
Balance at September 30, 2024	$15,738	6,654	$67	$(82,423)	$39,755	$95,271	$52,670	$3,543	$56,213

	Three Months Ended September 30, 2023
	Common Stock		Treasury Stock	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2023	7,289	$35,249	$(76,794)	$122,726	$81,181
Share-based compensation	-	17	-	-	17
Net loss	-	-	-	(10,485)	(10,485)
Balance at September 30, 2023	7,289	$35,266	$(76,794)	$112,241	$70,713

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity

(Unaudited)

(In Thousands)

	Six Months Ended September 30, 2024
	Redeemable Non-Controlling Interest	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity	Noncontrolling Interest	Total Shareholders' Equity Including Noncontrolling Interests
		Shares	Amount
Balance at March 31, 2024	$-	7,289	$35,267	$(76,794)	$-	$100,369	$58,842	$-	$58,842
Issuance of restricted stock awards	-	17	-	-	-	-	-	-	-
Reclassification of dissenting shares to liability	-	(652)	(3,157)	-	-	(1,369)	(4,526)	-	(4,526)
Repurchase of common stock from dissenting shareholders	-	-	-	(5,629)	5,629	-	-	-	-
Redomestication from Canada to Delaware and reduction of par value	-	-	(32,043)	-	32,043	-	-	-	-
Share-based compensation	-	-	-	-	103	-	103	-	103
Acquisition of Amplex	17,644	-	-	-	-	-	-	3,551	3,551
Purchase of Amplex shares from noncontrolling interests	(1,980)	-	-	-	1,980	-	1,980	-	1,980
Net income (loss)	74	-	-	-	-	(3,729)	(3,729)	(8)	(3,737)
Balance at September 30, 2024	$15,738	6,654	$67	$(82,423)	$39,755	$95,271	$52,670	$3,543	$56,213

	Six Months Ended September 30, 2023
	Common Stock		Treasury Stock	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2023	7,289	$35,223	$(76,794)	$121,380	$79,809
Cumulative effect of adoption of ASU 2016-13, net of tax	-	-	-	(210)	(210)
Share-based compensation	-	43	-	-	43
Net loss	-	-	-	(8,929)	(8,929)
Balance at September 30, 2023	7,289	$35,266	$(76,794)	$112,241	$70,713

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,663)	$(8,929)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	595	44
Amortization of debt issuance costs	-	47
Amortization of operating lease right-of-use assets	33	22
(Gain) loss on disposal of property, plant, and equipment	(30)	10
Loss on dissenting shareholders' liability	1,103	-
Principal reduction on operating lease liabilities	-	(22)
Share-based compensation	103	43
Impairment of operating lease right-of-use assets	56	-
Deferred income taxes	(25)	-
Provision for credit losses	2	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1)	-
Materials and supplies	(218)	-
Operating right-of-use assets	(2)	-
Prepaid expenses and other assets	(347)	(173)
Accounts payable, accrued expenses, and other liabilities	1,781	(178)
Income taxes receivable	-	6
Operating lease liabilities	(31)	-
Cash provided by operating activities from discontinued operations	91	10,583
Net cash (used in) provided by operating activities	(553)	1,453
Cash flows from investing activities:
Cash paid for acquisition of Amplex	(18,332)	-
Payments for property, plant, and equipment	(3,940)	(13)
Proceeds from the disposal of property, plant, and equipment	35	-
Net cash provided by investing activities from discontinued operations	38,912	24,007
Net cash provided by investing activities	16,675	23,994
Cash flows from financing activities:
Repurchase of dissenting shares	(5,629)	-
Cash used in financing activities from discontinued operations	-	(25,250)
Net cash used in financing activities	(5,629)	(25,250)
Net increase in cash and cash equivalents	10,493	197
Cash and cash equivalents, at the beginning of period	18,982	454
Cash and cash equivalents, the end of period	$29,475	$651
Supplemental disclosure of cash flow information:
Interest paid	$-	$880
Income taxes paid	$-	$-
Supplemental schedule of noncash financing activities:
Purchase of property, plant, and equipment included in accounts payable	$1,169	$-
Transfer of finance receivables to repossessed assets	$-	$14,034

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Organization

Effective as of September 27, 2024, the Company amended its Certificate of Incorporation to change its name from Nicholas Financial, Inc. to Old Market Capital Corporation by filing a Certificate of Amendment to Certificate of Incorporation with the Delaware Secretary of State. Old Market Capital Corporation ("OMCC" and together, with its wholly-owned and majority-owned subsidiaries, the "Company") is a holding company incorporated under the laws of the State of Delaware with two wholly-owned United States subsidiaries, Nicholas Data Services, Inc. ("NDS") and Nicholas Financial, Inc. ("NFI"). On April 18, 2024, Old Market Capital Corporation completed its continuation and domestication from British Columbia to the State of Delaware by filing its Certificate of Corporate Domestication and Certification of Incorporation in the State of Delaware. As a result of the domestication, the Company's common stock par value increased from $0.00 to $0.01 on a one-for-one basis.

NDS historically was engaged in supporting and updating industry specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Old Market Capital Corporation. NFI was a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts for purchases of used and new automobiles and light trucks. NFI had also offered direct consumer loans and sold consumer finance related products. NFI and NDS are based in Florida, U.S.A.

On November 13, 2023, the Company entered into a Master Asset Purchase Agreement (the "Purchase Agreement") with Westlake Services, LLC dba Westlake Financial, a California limited liability company ("Westlake Financial"), pursuant to which the Company agreed to sell substantially all of the finance receivables and all of the repossessed assets of Old Market Capital Corporation and NFI. In connection with entering into the Purchase Agreement, the Company ceased new loan originations of contracts and direct loans. On April 26, 2024, the transactions contemplated by the Purchase Agreement closed. See Note 12 for additional information.

On June 15, 2024, Old Market Capital Corporation closed upon the acquisition of 51% of the issued and outstanding common shares of Amplex Electric Inc. ("Amplex"). Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. Amplex currently has over 9,100 fixed wireless broadband customers over 9,000 fiber passings and over 3,500 fiber customers. Amplex's customer base includes residential and commercial customers. Amplex leases certain property (including an office building) and warehouse building from Red Bug, LLC and Red Bug Properties, Ltd. (collectively, the "Red Bug Entities"). The Red Bug Entities were created by, and are majority-owned by Amplex's Chief Executive Officer. The Red Bug Entities meet the definition of a variable interest entity ("VIE") for which Amplex was determined to be the primary beneficiary. See Note 2 and Note 3 for additional information.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Old Market Capital Corporation and its wholly-owned and majority-owned subsidiaries. In addition, the Company consolidates entities that meet the definition of a variable interest entity ("VIE") for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly-owned, the third party's holding of the equity interest is presented as noncontrolling interests in the condensed consolidated statements of redeemable noncontrolling interest and shareholders' equity. The portion of net income (loss) attributable to the noncontrolling interests is presented as net loss attributable to noncontrolling interests in the Company's condensed consolidated statements of operations. All intercompany accounts and transactions have been eliminated in consolidation.

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

As a result of the sale of finance receivables and repossessed assets to Westlake Financial, the accompanying condensed consolidated financial statements reflect the activity related to the sale of the assets of the consumer finance segment as discontinued operations. The Company determined that the finance receivables met the held-for-sale criteria as of November 1, 2023 and the consumer finance segment met the discontinued operations criteria during the six months ended September 30, 2024. The sale of the finance receivables and repossessed assets of the consumer finance segment was completed on April 26, 2024. See Note 12 for additional information regarding the activities of discontinued operations.

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

As of September 30, 2024, the Company has consolidated approximately $3.6 million, $0 million, and $3.1 million of the Red Bug Entities' assets, liabilities, and noncontrolling interest, respectively, within the condensed consolidated balance sheet. For the three and six months ended September 30, 2024, the Company recognized a net loss of approximately $7 and $8 thousand within the condensed consolidated statement of operations, respectively.

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

Investments in Debt Securities

Old Market Capital Corporation and Amplex entered into a Term Loan Agreement (the "Term Loan Agreement") entered into on February 15, 2024, as amended by the First Amendment dated April 26, 2024 and later amended by the Second Amendment dated June 15, 2024, pursuant to which Old Market Capital Corporation agreed to make one or more term loan advances ("Term Loan Advances" or "Term Loans") to Amplex in an aggregate principal amount not to exceed $900 thousand. The Borrower agrees to make monthly payments of interest on each Term Loan Advance, commencing on March 1, 2024, and on the first day of each month thereafter. No payments of principal are due until the earlier of a) closing of a share purchase agreement (the "Transaction Closing Date") or b) in the event of terminating the negotiation of a share purchase agreement ("Triggering Event"), the first anniversary of the date of initial Term Loan Advance (the "Term Loan Maturity Date"). All unpaid principal and accrued and unpaid interest on the Term Loan Advance is due and payable in cash on the Term Loan Maturity Date. Amounts may be prepaid without penalty by giving five days written notice to the Lender. Interest is accrued on Term Loan Advances at an interest rate of 12.5% per annum.

Per the amended terms of the Term Loan Agreement, at the Transaction Closing Date, the outstanding debt from the Term Loan Advances shall automatically be converted into the number of common shares of Amplex determined by dividing the outstanding debt from the Term Loan Advances by the share purchase price (the "Converted Shares"). The Term Loans were converted upon the Transaction Closing Date as of June 15, 2024 (a total of approximately $754 thousand, comprised of $750 thousand of principal and $4 thousand of accrued interest) at the share purchase price of $1,792.55 per share into 421 shares of Amplex common stock.

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

Dissenting Shares & Domestication

On November 22, 2023, OMCC, formerly known as Nicholas Financial, Inc., filed the initial Form S-4 related to the re-domestication (continuation) and Loan Portfolio Sale. Shareholders had the right to dissent to the continuation and the Loan Portfolio Sale under Section 309 of the British Columbia Business Corporations Act (“BCBCA”) (“Dissent Right”). Dissenting shareholders had the right to be paid the fair value of their shares (“Dissenting Shares”) under Section 245 of the BCBCA. Fair value was determined as of the close of business on the day before the Loan Portfolio Sale was approved by shareholders.

On April 15, 2024 (“Approval Date”), the stockholders of OMCC approved the re-domestication of the Company from Canada to Delaware and the Loan Portfolio Sale. There were 652,249 Dissenting Shares exercised in accordance with the Dissent Right. The Company determined the Dissenting Shares are within the scope of ASC 480-10 as they are considered mandatorily redeemable as of the Approval Date and as such were classified as liabilities. Liability-classified instruments are initially measured at fair value (or allocated value). Subsequent changes in fair value are recognized through earnings for as long as the instruments continue to be classified as a liability. As of April 15, 2024, the Company determined the fair value of the Dissenting Shares was $4.5 million based on the Company’s stock price of $6.94.

On September 5, 2024, the Company settled in cash with the dissenting shareholders to repurchase 652,249 Dissenting Shares at a price per share of $8.63, or $5.6 million. The Dissenting Shares were retained by the Company to be included within treasury stock. In conjunction with the cash settlement, the Company recognized a loss on dissenting shareholders’ liability of $1.1 million for the six months ended September 30, 2024, and derecognized the dissenting shareholders' liability. In addition, the repurchase of the Dissenting Shares (which were retained by the Company) were included within treasury stock as of the date of repurchase.

The following table summarizes the change in the Dissenting Shares liability measured at fair value, on a recurring basis, for which Level 3 inputs have been used to determine fair value:

Balance of Dissenting Shareholders' Liability as of April 1, 2024	$-
Initial value upon re-domestication	4,526
Change in fair value	829
Balance of Dissenting Shareholders' Liability as of June 30, 2024	5,355
Change in fair value	274
Cash settlement of dissenting shareholders' liability	(5,629)
Balance of Dissenting Shareholders' Liability as of September 30, 2024	$-

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

The following tables presents information about the Company’s financial instruments measured at fair value, on a recurring basis, consistent with the fair value hierarchy provisions:

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash:
September 30, 2024	$2,537	$-	$-	$2,537	$2,537
March 31, 2024	$994	$-	$-	$994	$994
Cash equivalents:
September 30, 2024	$26,938	$-	$-	$26,938	$26,938
March 31, 2024	$17,988	$-	$-	$17,988	$17,988
Term loan advance to Amplex:
September 30, 2024	$-	$-	$-	$-	$-
March 31, 2024	$-	$-	$300	$300	$300

The following table summarizes the changes in financial assets measured at fair value, on a recurring basis, for which Level 3 inputs have been used to determine fair value:

Balance of Term Loan Advances as of April 1, 2024	$300
Issued	450
Change in fair value	-
Interest accrued	4
Conversion	(754)
Balance of Term Loan Advances as of September 30, 2024	$-

Balance of Dissenting Shareholders' Liability as of April 1, 2024	$-
Initial value upon re-domestication	4,526
Change in fair value	829
Balance of Dissenting Shareholders' Liability as of June 30, 2024	5,355
Change in fair value	274
Cash settlement of dissenting shareholders' liability	(5,629)
Balance of Dissenting Shareholders' Liability as of September 30, 2024	$-

Discontinued operations assets measured on a non-recurring basis using Level 3 inputs were $0 and $39.4 million as of September 30, 2024 and March 31, 2024, respectively.

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

As part of the recent acquisition of Amplex by Old Market Capital Corporation, goodwill was recorded on the books. The goodwill recorded on the books as a result of the acquisition of Amplex through a stock purchase does not have favorable tax treatment. It will not be amortized or deducted for tax purposes, and the tax basis of the acquired assets remains unchanged. This results in a permanent book-tax difference when the goodwill is recognized for financial reporting purposes but not for tax purposes.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no uncertain tax positions as of September 30, 2024 or 2023.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Revenue Recognition

The Company generates revenue primarily from the following sources:

1.
Wireless internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Contracts standard terms and conditions state a penalty for early termination; however, the Company normally waives this penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the three and six months ended September 30, 2024, these services totaled approximately $1.8 million and $2.1 million, respectively.
2.
Fiber internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Fiber optic internet services provide higher speeds than wireless internet. Contracts are typically cancellable without penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the three and six months ended September 30, 2024, these services totaled approximately $773 thousand and $879 thousand, respectively.
3.
Other – These services include primarily voice over IP (“VOIP”) telephone services to residential and commercial customers under 12-month periods. Contracts are typically cancellable without penalty. Standard monthly plans vary based on the features offered. Customers may purchase the equipment from the Company or a third-party vendor. In addition, the Company offers video streaming services through third-party providers. For the three and six months ended September 30, 2024, these services totaled approximately $421 thousand and $485 thousand, respectively.

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

Redeemable Noncontrolling Interest

The Company classifies noncontrolling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s condensed consolidated balance sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The noncontrolling interest was recorded outside of shareholders’ equity because the noncontrolling interest provided the holder with put rights which allows the holder to compel the Company to purchase Amplex common stock at $1,792.55 per share at any time following the fifth anniversary of the closing date of the Amplex acquisition but prior to the fifteenth anniversary of the closing date of the Amplex acquisition. During this time period, the put option may be exercised by the holder at any time after 90 days prior written notice, which is considered not solely within the Company’s control. The Company determined the put option is not within the scope of ASC 480-10 to be recorded as a liability at fair value and will not subsequently adjust for changes in fair value. The Company adjusts redeemable noncontrolling interests for the portion of net loss attributable to the redeemable noncontrolling interests and for the change in the carrying amount of redeemable noncontrolling interest for the incremental value the NCI holder may ultimately be entitled to. When the redemption amount of redeemable noncontrolling interest exceeds the fair value, the Company has made an accounting policy election to reflect as a deemed dividend the entire change in the redemption amount (see Note 5). For the three and six months ended September 30, 2024, the change in the redemption amount was deemed immaterial. As of September 30, 2024, the book value of this interest was approximately $15.7 million and was recorded as a redeemable noncontrolling interest in our condensed consolidated balance sheets.

Reclassifications

During the six months ended September 30, 2024, the Company determined that the consumer finance company segment met the criteria for discontinued operations classification. As a result, the Company made reclassifications to include certain prior year amounts within discontinued operations and assets held for sale in the Company's condensed consolidated balance sheets, statements of operations, and statements of cash flows. See Note 12 Discontinued Operations for further details.

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

The Company incurred $1.1 million of transaction costs related to the acquisition of Amplex during the six months ended September 30, 2024. These costs are classified as general and administrative expenses in the Company's condensed consolidated statements of operations.

The following is the net impact of the Amplex Acquisition on the Company's condensed consolidated statements of operations since the Closing Date:

	For the Three Months Ended September 30, 2024	For the Six Months Ended September 30, 2024
	(In thousands)
Total revenue	$2,958	$3,447

Income (loss) from continuing operations	$410	$(190)

The following table represents the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on April 1, 2023.

	(In thousands)
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024 (Actual)	2023 (Pro Forma)	2024 (Pro Forma)	2023 (Pro Forma)
Revenue	$2,958	$2,841	$5,858	$5,495
Net (loss) income from continuing operations	(975)	(1,303)	(10,453)	(2,574)
Net income (loss) from discontinued operations	801	(8,827)	2,860	(5,783)
Net (loss) income	(174)	(10,130)	(7,593)	(8,357)
Per share amounts:
Basic (loss) earnings per share from continuing operations	(0.15)	(0.18)	(1.56)	(0.35)
Diluted (loss) earnings per share from continuing operations	(0.15)	(0.18)	(1.56)	(0.35)
Basic earnings (loss) per share from discontinued operations	0.12	(1.21)	0.43	(0.79)
Diluted earnings (loss) per share from discontinued operations	0.12	(1.21)	0.43	(0.79)
Basic (loss) earnings per share	(0.03)	(1.39)	(1.13)	(1.15)
Diluted (loss) income per share	(0.03)	(1.39)	(1.13)	(1.15)

The following table represents the supplemental schedule of noncash investing and financing activities:

	(In thousands)
	For the Six Months Ended September 30,
	2024	2023
Supplemental schedule of noncash investing and financing activities
Fair value of Amplex assets acquired	$46,776	$-
Less: redeemable noncontrolling interest	(17,644)	-
Less: noncontrolling interest	(3,551)	-
Less: cash paid for Amplex common stock	(18,364)	-
Amplex liabilities assumed	$7,217	$-

Note 4. Revenue and Deferred Revenue

Revenue

The Company sells its goods and services to customers primarily under contracts with stated terms of 12 months. The Company’s standard terms and conditions state a penalty for early termination of wireless internet service contracts; however, the Company normally waives this penalty. Disaggregated revenues are presented in the accompanying statements of operations.

Contract Liability

The Company recorded a current contract liability balance of $574 thousand as of September 30, 2024, which represents amounts billed or collected in advance of the Company’s satisfaction of its performance obligations for the upcoming month.

Note 5. Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Ordinarily, basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. The Company's participating securities are non-vested restricted shares which are not required to share losses, and accordingly, are not allocated losses in periods of net loss. Dilutive earnings per share are calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which includes the dilutive effect of additional potential common shares from stock compensation awards. In a period of loss, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. In accordance with ASC 480-10-S99-3A, as the Company's redeemable noncontrolling interest is redeemable at an amount other than fair value, the Company has made an accounting policy election to reflect the entire adjustment to the carrying value as a deemed dividend. For the three and six months ended September 30, 2024, the change in the redemption amount was deemed immaterial and no adjustment was made to the numerator for calculating earnings per share. For the three and six months ended September 30, 2024 and 2023, potentially dilutive securities that were not included in the diluted net loss per share calculation because they would be anti-dilutive comprise 5 thousand and 10 thousand shares from options to purchase common shares, respectively.

Loss and income per share has been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Six Months Ended September 30,
	(In thousands, except per share amounts)
	2024	2023	2024	2023
Numerator
Net loss from continuing operations attributable to common shareholders	$(1,252)	$(1,658)	$(6,589)	$(3,146)
Net income (loss) from discontinued operations attributable to common shareholders	801	(8,827)	2,860	(5,783)
Net loss per consolidated statements of income attributable to common shareholders	$(451)	$(10,485)	$(3,729)	$(8,929)

Denominator
Denominator for basic loss per share - weighted-average shares outstanding	6,654	7,286	6,701	7,288
Dilutive effect of stock options	5	-	5	-
Denominator for diluted earnings per share from discontinued operations	6,659	7,286	6,706	7,288

Per share loss from continuing operations attributable to common shareholders
Basic	$(0.19)	$(0.23)	$(0.98)	$(0.43)
Diluted	(0.19)	(0.23)	(0.98)	(0.43)

Per share income (loss) from discontinued operations attributable to common shareholders
Basic	$0.12	$(1.21)	$0.43	$(0.79)
Diluted	0.12	(1.21)	0.43	(0.79)

Per share loss income available to common stockholders
Basic	$(0.07)	$(1.44)	$(0.56)	$(1.23)
Diluted	(0.07)	(1.44)	(0.56)	(1.23)

Note 6. Property, Plant, and Equipment, net

Property, plant, and equipment consist of the following:

	(In thousands)
	September 30, 2024	March 31, 2024

Equipment	$4,378	$305
Construction equipment	315	-
Leasehold improvements	165	2
Furniture and fixtures	166	6
Fiber plant	14,650	-
Customer premise equipment	806	-
Towers	37	-
Land	667	-
Plant in service	2,973	-
Total, property, plant, and equipment in service	24,157	313
Property, plant, and equipment under construction	2,376	-
Total property, plant, and equipment	26,533	313

Less: accumulated depreciation	(622)	(238)
Total property, plant, and equipment, net	$25,911	$75

Depreciation expense was $323 thousand and $387 thousand for the three and six months ended September 30, 2024, respectively. Depreciation expense was $16 thousand and $38 thousand for the three and six months ended September 30, 2023 respectively. Depreciation expense is included in depreciation and amortization in the condensed consolidated statements of operations.

Note 7. Goodwill and Intangible Assets

The acquired goodwill represents the value of combining operations of Amplex and the Company.

The change in the carrying amount of goodwill for the six months ended September 30, 2024 was as follows:

(In thousands)	Gross Carrying Amount	Additions	Impairment	Net Book Value
Goodwill	$-	$10,434	$-	10,434
	$-	$10,434	$-	$10,434

The changes in intangible assets for the six months ended September 30, 2024 consists of the following:

(In thousands)	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Book Value
Definite lived intangible assets:
Subscriber relationships	13.72	$-	$7,300	$-	$(152)	$7,148
Trade name	20.69	-	3,000	-	(41)	2,959
Internally developed software	4.70	-	250	-	(15)	235
		-	10,550	-	(208)	10,342
Indefinite lived intangible assets:
CBRS FCC license		-	580	-	-	580
		-	580	-	-	580
		$-	$11,130	$-	$(208)	$10,922

Amortization expense totaled $178 thousand and $208 thousand for the three and six months ended September 30, 2024, respectively. Amortization expense totaled $6 thousand for the three and six months ended September 30, 2023. Amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations.

As of September 30, 2024, the future expected amortization expense for intangible assets is as follows:

(In thousands)
Remainder of FY 2025	$357
FY 2026	714
FY 2027	714
FY 2028	714
FY 2029	714
Thereafter	7,129
Total	$10,342

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

The key components of the Company's operating leases were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating lease expense	$25	$16	33	32
Short-term lease expense	-	1	3	2
Total lease cost	$25	$17	$36	$34

Right-of-use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	(In thousands)
	September 30, 2024	March 31, 2024
Operating leases:
Operating lease right-of-use assets	$480	$65
Current portion of operating lease liabilities	117	-
Operating lease liabilities	419	65

The weighted-average remaining lease term for operating leases was 6.2 years and 2.7 years for the six months ended September 30, 2024 and 2023, respectively. The weighted-average discount rate was 6.11% and 6.50% for the six months ended September 30, 2024 and 2023, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2024, are as follows:

(In thousands)
Remainder of FY 2025	$97
FY 2026	131
FY 2027	101
FY 2028	85
FY 2029	83
Thereafter	147
Total minimum lease payments	644
Less: effects of discounting	(108)
Present value of future minimum lease payments	$536

The amounts recorded for operating lease expenses include short-term leases, which are immaterial. The Company has recorded $56 thousand in impairment charges related to operating lease right-of-use assets during the three and six months ended September 30, 2024 as the Company expects to close their Clearwater office location in December 2024.

Note 9. Commitments and Contingencies

The Company is involved in certain claims and legal proceedings in the normal course of business of which one, if decided adversely to the Company, would, in the opinion of management, have a material adverse effect on the Company’s financial condition or results of operations.

Claims and legal proceedings relating to discontinued operations

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

Claims and legal proceedings relating to continuing operations

Armstrong Teasdale LLP reported the following updates based on recent events and the information available to it as of November 1, 2024:

On August 14, 2024, the federal court in the Western District of Missouri granted Gross’s (Class Representative’s) motion to remand the Cross-Claim against Zurich, which means the action was reinstated that day in the state Circuit Court. Shortly after the remand, on September 5, 2024, the state court granted a joint motion by Gross and Zurich to stay the state court action pending the state Appeals Court’s disposition of Zurich’s appeal, which is still undecided.

Because of the pending motion to amend and the pending appeal, the Final Judgment is not yet final, which means the funding deadline for Gemini Insurance Company’s payment to the Class on behalf of the Company has not yet been triggered. The stay entered by the state court will likely not affect the finality of the Final Judgment.

Armstrong Teasdale LLP has been informed that Gross and Zurich participated in a mediation on October 9, and that they reached a global settlement of their disputes; however, a settlement agreement is apparently still being prepared, and the reported settlement is not yet final.

It is likely that Gemini Insurance Company’s funding deadline will occur 14 business days following the later of: November 22, 2024 (which is based on a statutory determination of automatic judgment finality, assuming no other appeals of the Final Approval Order or Final Judgment have been filed); or the date of the Court of Appeals’ disposition of the existing appeal or the effective date of any settlement agreement between Gross and Zurich, whichever of those two happens first (assuming the settlement between Gross and Zurich resolves the pending appeal and forecloses Zurich from pursuing any additional appeals).

However, Armstrong Teasdale LLP advised that it is still waiting to review the final written terms of the reported settlement between Gross and Zurich, and that it must review those terms in order to be in a position to provide the Company with a higher level of certainty regarding the date by which Gemini Insurance Company will be required to fund the Class payment (which will satisfy the Company’s remaining obligation pursuant to the Class Settlement Agreement).

Armstrong Teasdale advised that based on the information currently available, it still expects the Final Judgment to become final eventually, either as it is, or in a slightly modified version.

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

On September 5, 2024, the Company settled in cash with the dissenting shareholders to repurchase the 652,249 Dissenting Shares at a price per share of $8.63, or $5.6 million (as discussed in Note 2). The Dissenting Shares were retained by the Company to be included within treasury stock.

The table below summarizes treasury share transactions for the Company:

	Three Months Ended September 30, (in thousands)
	2024		2023
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	$(76,794)	5,368	$(76,794)
Treasury shares purchased	652	(5,629)	-	-
Treasury shares at the end of period	6,020	$(82,423)	5,368	$(76,794)

	Six Months Ended September 30, (in thousands)
	2024		2023
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	$(76,794)	5,368	$(76,794)
Treasury shares purchased	652	(5,629)	-	-
Treasury shares at the end of period	6,020	$(82,423)	5,368	$(76,794)

Note 11. Income Taxes

The provision (benefit) for income taxes reflects an effective U.S. tax rate, which differs from the corporate tax rate for the following reasons:

The Company recorded an income tax expense of approximately $103 thousand and $0 from continuing operations for the three months ended September 30, 2024 and 2023, respectively. The Company recorded an income tax benefit of approximately $25 thousand and $0 from continuing operations for the six months ended September 30, 2024 and 2023, respectively. The tax expense is primarily related to the newly acquired entity Amplex. Amplex was acquired during the six months ended September 30, 2024 and will be consolidated for GAAP purposes, while continuing to file a separate federal tax return.

As of March 31, 2024, the Company had federal and state net operating losses ("NOL") of approximately $44.6 million and $59.4 million, respectively. During the six months ended September 30, 2024, the Company acquired federal NOLs of approximately $5.8 million related to the Amplex acquisition. The federal NOLs generated for the six months ended September 30, 2024, will carryforward indefinitely. Generally, state NOLs begin to expire September 30, 2039. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company's NOL carryforwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2021 through 2024 are subject to review by tax authorities.

The Company’s effective tax rate for the six months ended September 30, 2024 and 2023, was 0.38% and 0%, respectively. The Company's effective tax rate for the three months ended September 30, 2024 and 2023 was -11.51% and 0%, respectively. The change in the effective tax rate from the comparison of 2024 and 2023, as noted above, primarily relates to the operations of Amplex. The Company records a valuation allowance for OMCC since there is not sufficient evidence of future earnings to support a position that it will be more likely than not to realize its net deferred tax asset.

As a result of the sale of finance receivables and repossessed assets to Westlake Financial, the Company also reported discontinued operations for the historical Nicholas Financial entity.

Note 12. Discontinued Operations

On November 13, 2023, the Company entered into the Purchase Agreement with Westlake Financial, pursuant to which the Company agreed to sell substantially all of its finance receivables and all of its repossessed assets. In connection with the entering into the Purchase Agreement, the Company ceased new loan originations of contracts and direct loans. On April 26, 2024, the transactions contemplated by the Purchase Agreement closed with an aggregate purchase price of $65.6 million, pursuant to the terms of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, Westlake Financial was due to make additional payments to the Company based on a percentage of cash collections received over a predetermined threshold on the loan portfolio from September 30, 2023 through the closing of the disposition. On April 26, 2024, Westlake Financial made a $40.6 million payment to the Company at the closing of the disposition.

Subsequent to closing, the Company and Westlake Financial determined that Westlake Financial overpaid the Company $2.6 million.

On July 25, 2024, the arrangement between the Company and Westlake regarding a reconciliation of the initial payment to Nicholas Financial, escrow, and contingent consideration was settled, which resulted in the Company paying Westlake Financial $2.4 million and waiving the right to any future contingent payments from Westlake Financial as originally stated in the Purchase Agreement. As a result of the sale of the Company's finance receivables and repossessed assets to Westlake, the Company recognized a gain of $1.7 million, calculated as the excess of the total consideration over the carrying value of the finance receivables and repossessed assets sold to Westlake. The disposition of the finance receivables and all of its repossessed assets represents a strategic shift in the business based on the total assets, revenue, and net income of the segment sold to Westlake in comparison to the financial information of the Company as a whole.

The following depicts the results of operations for the discontinued operations of the Company for the three and six months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Revenue
Interest and fee income on finance receivables	$-	$6,330	$1,229	$13,413
Total revenue	-	6,330	1,229	13,413

Operating expenses
Marketing	-	36	6	66
Provision for credit losses	-	12,407	-	13,052
Fair value and other adjustments, net	(167)	-	(28)	-
General and administrative	264	2,601	806	5,320
Total operating expenses	97	15,044	784	18,438

Other expense
Interest expense	-	258	-	758
Total other expense	-	258	-	758

Gain on disposal of assets, net of taxes	(175)	-	(1,692)	-
Gain on sale of finance receivables, net of taxes	(723)	-	(723)	-

Income before income taxes	801	(8,972)	2,860	(5,783)
Income tax benefit	-	(145)	-	-
Net income (loss) from discontinued operations, net of taxes	$801	$(8,827)	$2,860	$(5,783)

Note 13. Subsequent Events

On November 6, 2024, Amplex received formal approval from the United States Department of Agriculture that funding was approved for a loan (the "Loan") of up to approximately $21.3 million awarded under the Rural Development Broadband ReConnect Program. The purpose of the Loan is to finance the construction of a broadband infrastructure project to serve rural areas where at least 50% of the households are without sufficient access to broadband. Amplex has five years to draw funds under the Loan Agreement, which expires on October 31, 2029. The Loan is secured by all of Amplex’s assets. The Loan bears interest at a rate of 2% per annum, calculated by daily accrual. All accrued interest and principal on advances will be deferred for a three year period ending on October 31, 2027, at which point all unpaid accrued interest will be capitalized and added to the outstanding principal, and monthly payments will be established in an amount that amortizes the outstanding balance in equal payments over the remaining term of the Loan. The principal and remaining unpaid interest shall be due and payable on October 31, 2046. The Company has not drawn any funds related to this Loan as of the date of issuing these condensed consolidated financial statements.

The Loan includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants, and events of default customary for financings of this type. Upon the occurrence of an event of default the Lender may restrict additional advances as well as accelerate all amounts outstanding under the Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward- Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management's current beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate", "estimate", "expect", "forecast", "will", "would", "may", "plan", "believe", "intend" and similar expressions are intended to identify forward-looking statements. Although Old Market Capital Corporation, including its subsidiaries (collectively, the "Company", "we", "us", or "our") believes that the expectations reflected or implied in such forward-looking statements are reasonable, it can give no assurance that such expectation will prove to be correct. As a result, actual results could differ materially from those indicated in these forward-looking statements. Forward-looking statements in this Quarterly Report may include, without limitation statements about (1) approval by the Court of the settlement of the litigation involving Mr. Jeremiah Gross, (2) the availability and use of excess capital (including by acquiring businesses or by investing outside of the Company's traditional business), (3) projections of revenue, income, and other items relating to our financial position and results of operations, (4) statements of our plans, objectives, strategies, goals and intentions, (5) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (6) statements of expected industry and general economic trends. These statements are subject to certain risks, uncertainties and assumptions that may cause results to differ materially from those expressed or implied in the forward-looking statements, including without limitation:

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended March 31, 2024, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2024 Form 10-K. Our results of operations for the three and six months ended September 30, 2024, may not be indicative of our future results.

Overview

Old Market Capital Corporation ("OMCC") is a holding company incorporated under the laws of the State of Delaware with two wholly owned subsidiaries, Nicholas Data Services, Inc. ("NDS") and Nicholas Financial, Inc. ("NFI"). NDS historically was engaged in supporting and updating industry specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Old Market Capital Corporation. NFI was a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts for purchases of used and new automobiles and light trucks. NFI had also offered direct consumer loans and sold consumer finance related products. NFI and NDS are based in Florida, U.S.A.

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

On June 15, 2024, the Company closed a share purchase agreement to acquire 51% of the issued and outstanding common shares of Amplex Electric, Inc. ("Amplex"). As a result of the acquisition of Amplex, we commenced our broadband services business. Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services that serves over 9,100 fixed wireless broadband customers, over 9,000 fiber passings and over 3,500 fiber customers located primarily in Northwest and North Central Ohio.

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

Result of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Revenues of Continuing Operations

For the three months ended September 30, 2024 and 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,		Variance
(In thousands)	2024	2023	$ Change	% Change
Revenue
Wireless internet services	$1,764	$-	$1,764	100%
Fiber internet services	773	-	773	100%
Other revenue	421	-	421	100%
Total revenue	$2,958	$-	$2,958	100%

Revenue totaled $3.0 million for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023. The increase in revenue for the three months ended September 30, 2024 is primarily due to additional services the Company now provides from the acquisition of Amplex that were not provided in the prior period. Through acquiring Amplex, the Company now provides wireless internet services, fiber internet services, and other services including VOIP telephone and video streaming. Further, with the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's revenue is not comparable on a year-over-year basis.

Expenses of Continuing Operations

For the three months ended September 30, 2024 and 2023, our expenses in dollars and as a percentage of total expenses were as follows:

	For the Three Months Ended September 30,		Variance
(In thousands)	2024	2023	$ Change	% Change
Operating expenses
Marketing	$12	$-	$12	100%
Cost of wireless and fiber internet services	157	-	157	100%
Cost of other revenue	209	-	209	100%
Plant specific operations	324	-	324	100%
Plant nonspecific operations	227	-	227	100%
General and administrative	2,553	1,587	966	61%
Depreciation and amortization	501	22	479	2177%
Total operating expenses	$3,983	$1,609	$2,374	148%

Cost of Wireless and Fiber Internet Services and Cost of Other Revenue of Continuing Operations

Cost of wireless and fiber internet services totaled $157 thousand for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023. In addition, cost of other revenue totaled $209 thousand for the three months ended September 30, 2024 compared to $0 for the three months ended September 30, 2023. As discussed above, the Company now provides wireless internet, fiber internet, and other services in conjunction with its acquisition of Amplex. Therefore, the cost of wireless and fiber internet services and cost of other revenue increased during the three months ended September 30, 2024 when compared to the prior period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's cost of wireless and fiber internet services and cost of other revenue is not comparable on a year-over-year basis.

Plant Specific and Plant Nonspecific Operations of Continuing Operations

Plant specific and plant nonspecific operations expenses totaled $551 thousand for the three months ended September 30, 2024, compared to $0 for the three months ended September 30, 2023. Due to the Company's acquisition of Amplex, the Company began providing additional services during the three months ended September 30, 2024 that were not provided in prior periods. Therefore, plant specific and nonspecific operations expenses increased for the three months ended September 30, 2024 when compared to the prior period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's plant specific and nonspecific operations expenses are not comparable on a year-over-year basis.

General and Administrative Expenses of Continuing Operations

General and administrative expenses totaled $2.6 million for the three months ended September 30, 2024, compared to $1.6 million three months ended September 30, 2023. The increase in general and administrative expenses for the three months ended September 30, 2024 is primarily due to additional professional fees and restructuring expenses incurred in relation to the acquisition of Amplex which was acquired by the Company during the period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's general and administrative expenses are not comparable on a year-over-year basis.

Depreciation and Amortization Expenses of Continuing Operations

Depreciation and amortization expense totaled $501 thousand for the three months ended September 30, 2024, compared to $22 thousand three months ended September 30, 2023. The increase in depreciation and amortization expense for the three months ended September 30, 2024 is primarily due to an increase in property, plant, and equipment and intangible assets resulting from the Company's acquisition of Amplex. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's depreciation and amortization expense is not comparable on a year-over-year basis.

Loss on Dissenting Shareholders' Liability of Continuing Operations

Loss on dissenting shareholders' liability was $0.3 million for the three months ended September 30, 2024 compared to $0 for the three months ended September 30, 2023. The increase in loss on dissenting shareholders' liability is a result of the change in fair value of the liability during the period that represents the amount owed to dissenting shareholders from the sale of assets to Westlake. As of September 30, 2024, the Company settled the total amount owed to the dissenting shareholders.

Discontinued Operations

Income from discontinued operations was $0.8 million for the three months ended September 30, 2024 compared to a loss of $8.8 million for the three months ended September 30, 2023. The increase in income for three months ended September 30, 2024 is primarily attributed to a decrease in general and administrative expenses and a decrease in credit losses due to the sale of the finance receivables and repossessed assets to Westlake when compared to the three months ended September 30, 2023.

Six months ended September 30, 2024 compared to six months ended September 30, 2023

Revenues of Continuing Operations

For the six months ended September 30, 2024 and 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended September 30,		Variance
(In thousands)	2024	2023	$ Change	% Change
Revenue
Wireless internet services	$2,083	$-	$2,083	100%
Fiber internet services	879	-	879	100%
Other revenue	485	-	485	100%
Total revenue	$3,447	$-	$3,447	100%

Revenue totaled $3.4 million for the six months ended September 30, 2024, compared to $0 for the six months ended September 30, 2023. The increase in revenue for the six months ended September 30, 2024 is primarily due to additional services the Company now provides from the acquisition of Amplex that were not provided in the prior period. Through acquiring Amplex, the Company now provides wireless internet services, fiber internet services, and other services including VOIP telephone and video streaming. Further, with the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's revenue is not comparable on a year-over-year basis.

Expenses of Continuing Operations

For the six months ended September 30, 2024 and 2023, our expenses in dollars and as a percentage of total expenses were as follows:

	For the Six Months Ended September 30,		Variance
(In thousands)	2024	2023	$ Change	% Change
Operating expenses
Marketing	$12	$-	$12	100%
Cost of wireless and fiber internet services	187	-	187	100%
Cost of other revenue	245	-	245	100%
Plant specific operations	398	-	398	100%
Plant nonspecific operations	265	-	265	100%
General and administrative	6,317	3,065	3,252	106%
Depreciation and amortization	595	44	551	1252%
Total operating expenses	$8,019	$3,109	$4,910	158%

Cost of Wireless and Fiber Internet Services and Cost of Other Revenue of Continuing Operations

Cost of wireless and fiber internet services totaled $187 thousand for the six months ended September 30, 2024, compared to $0 for the six months ended September 30, 2023. In addition, cost of other revenue totaled $245 thousand for the six months ended September 30, 2024 compared to $0 for the six months ended September 30, 2023. As discussed above, the Company now provides wireless internet, fiber internet, and other services in conjunction with its acquisition of Amplex. Therefore, the cost of wireless and fiber internet services and cost of other revenue increased during the six months ended September 30, 2024 and when compared to the prior period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's cost of wireless and fiber internet services and cost of other revenue is not comparable on a year-over-year basis.

Plant Specific and Plant Nonspecific Operations of Continuing Operations

Plant specific and plant nonspecific operations expenses totaled $663 thousand for the six months ended September 30, 2024, compared to $0 for the six months ended September 30, 2023. Due to the Company's acquisition of Amplex, the Company began providing additional services during the six months ended September 30, 2024 that were not provided in prior periods. Therefore, plant specific and nonspecific operations expenses increased for the six months ended September 30, 2024 when compared to the prior period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's plant specific and nonspecific operations expenses are not comparable on a year-over-year basis.

General and Administrative Expenses of Continuing Operations

General and administrative expenses totaled $6.3 million for the six months ended September 30, 2024, compared to $3.1 million six months ended September 30, 2023. The increase in general and administrative expenses for the six months ended September 30, 2024 is primarily due to additional professional fees and restructuring expenses incurred in relation to the acquisition of Amplex which was acquired by the Company during the period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's general and administrative expenses are not comparable on a year-over-year basis.

Depreciation and Amortization Expenses of Continuing Operations

Depreciation and amortization expense totaled $595 thousand for the six months ended September 30, 2024, compared to $44 thousand six months ended September 30, 2023. The increase in depreciation and amortization expense for the six months ended September 30, 2024 is primarily due to an increase in property, plant, and equipment and intangible assets resulting from the Company's acquisition of Amplex. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's depreciation and amortization expense is not comparable on a year-over-year basis.

Emigration Tax Expense of Continuing Operations

Emigration tax expense was $1.7 million for the six months ended September 30, 2024 compared to $0 for the six months ended September 30, 2023. The increase in emigration tax expense in the current period is due to the Company completing its continuation and domestication from a company incorporated under the laws of British Columbia to a corporation incorporated under the laws of the State of Delaware as of April 18, 2024.

Loss on Dissenting Shareholders' Liability of Continuing Operations

Loss on dissenting shareholders' liability was $1.1 million for the six months ended September 30, 2024 compared to $0 for the six months ended September 30, 2023. The increase in loss on dissenting shareholders' liability is a result of the change in fair value of the liability during the period that represents the amount owed to dissenting shareholders from the sale of assets to Westlake. As of September 30, 2024, the Company settled the total amount owed to the dissenting shareholders.

Discontinued Operations

Income from discontinued operations was $0.4 million for the six months ended September 30, 2024 compared to the loss of $5.8 million for the six months ended September 30, 2023. The increase in income for the six months ended September 30, 2024 is primarily attributed to a decrease in general and administrative expenses and a decrease in credit losses due to the sale of the finance receivables and repossessed assets to Westlake when compared to the six months ended September 30, 2023.

Liquidity and Capital Resources

During the six months ended September 30, 2024, the Company closed on the Share Purchase Agreement with Amplex, in which the Company purchased 51% of the issued and outstanding common shares, no par value per share, of Amplex and to make payment to holders of options for Amplex’s common shares in consideration of cancellation of such options for total purchase consideration of $18.4 million. In conjunction with the closing of the Share Purchase Agreement, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the Share Purchase Price of $1,792.55 and purchased an additional 1,674 shares of Amplex common stock at the share purchase price of $1,792.55 per share for a purchase price of $3.0 million. For further details of the acquisition, refer to Note 3.

The Company's cash flows are summarized as follows:

	Six Months Ended September 30,
(In thousands)	2024	2023
Net cash (used in) provided by operating activities	$(553)	$1,453
Net cash provided by investing activities	16,675	23,994
Net cash used in financing activities	(5,629)	(25,250)

Net cash (used in) provided by operating activities decreased for the six months ended September 30, 2024 when compared to the six months ended September 30, 2023. The decrease in cash (used in) provided by operating activities was primarily due to a decrease in net loss of $5.3 million, noncash charge of $1.1 million for the loss on dissenting shareholders' liability, and net change in operating assets and liabilities of $1.5 million, partially offset by a decrease in cash provided by operating activities from discontinued operations of $10.5 million. Further, with the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's change in cash provided by operating activities is not comparable on a year-over-year basis.

Net cash provided by investing activities decreased for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The decrease in net cash provided by investing activities is primarily due to $18.3 million of cash paid for the acquisition of Amplex in June 2024, partially offset by an increase in net cash provided by investing activities from discontinued operations of $14.9 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's change in cash provided by investing activities is not comparable on a year-over-year basis.

Net cash used in financing activities decreased during the six months ended September 30, 2024 compared to the six months ended September 30, 2023. The decrease was primarily due to repayments on credit facilities of $25.3 million during the six months ended September 30, 2023 partially offset by the repurchase of $5.6 million worth of shares of common stock held by dissenting shareholders during the six months ended September 30, 2024.

We have no material commitments for capital expenditures as of September 30, 2024. Part of our growth strategy, however, is to acquire businesses. We would anticipate funding such activity through cash on hand, the issuance of debt, Common Stock, restricted stock units, and warrants for our Common Stock or a combination thereof.

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

Contingent Liability

We have been, and may in the future be, involved in legal proceedings which are subject to significant uncertainty. We record an estimated loss for a contingency in our condensed consolidated financial statements for these matters as a charge to income when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates each accounting period as additional information becomes known and adjusts the loss provision when appropriate. In determining whether a loss should be recorded or adjusted, management evaluates several factors, including advice from outside legal counsel, in order to estimate the likelihood of an unfavorable outcome and to make a reasonable estimate of the amount of loss or range of reasonably possible loss. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the condensed consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, we disclose the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). Changes in these factors could have a material impact on our financial position, results of operations and operating cash flows for any particular quarter or year. We do not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. Refer to Note 2 and Note 12 of our condensed consolidated financial statements for further information.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of September 30, 2024, because of a material weakness in our internal control over financial reporting relating to non-routine transactions which lead to the correction of errors with respect to the (a) application of complex technical accounting standards related to the presentation and measurement of certain equity and liability instruments from the re-domestication and (b) measurement of redeemable noncontrolling interest, certain acquired assets and deferred tax liabilities assumed in the acquisition of a controlling interest in Amplex.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the quarter ended September 30, 2024, no Section 16 officer or director as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the "Exchange Act

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

Signature	Title	Date

/s/ Jeffrey Royal	Chief Executive Officer (Principal Executive Officer)	November 13, 2024
Jeffrey Royal

/s/ Charlie Krebs	Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2024
Charlie Krebs