Form 10-Q/A
period 2024-09-30
OLD MARKET CAPITAL Corp
filed 2024-11-22
CIK 1000045

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 6, 2024, approximately 6.7 million shares of common stock of the Registrant were outstanding. Of the Registrant’s approximately 12.7 million shares of common stock issued as of that date, approximately 5.4 million shares were held by the Registrant's principal operating subsidiary and approximately 658 thousand shares were held by the Registrant. Pursuant to applicable law, the shares held by the Registrant and its subsidiary are not entitled to vote and, accordingly, approximately 6.7 million shares were entitled to vote).

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2024 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2024, is solely to correct errors in the number of outstanding shares of the Registrant’s common stock on the cover page of the Form 10-Q and in the Condensed Consolidated Balance Sheets.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 13, 2024 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (those events occurring after November 13, 2024) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

[2] These exhibits were previously included in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, filed with the Securities and Exchange Commission on November 13, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jeffrey Royal	Chief Executive Officer (Principal Executive Officer)	November 22, 2024
Jeffrey Royal

/s/ Charlie Krebs	Chief Financial Officer (Principal Financial and Accounting Officer)	November 22, 2024
Charlie Krebs