Form 10-Q
period 2024-12-31
OLD MARKET CAPITAL Corp
filed 2025-02-14
CIK 1000045

Table of Contents

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

(402) 658-0809

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

As of February 10, 2025, approximately 6.7 million shares of common stock of the Registrant were outstanding. Of the Registrant’s approximately 12.7 million shares of common stock issued as of that date, approximately 5.4 million shares were held by the Registrant’s principal operating subsidiary and approximately 658 thousand shares were held by the Registrant. Pursuant to applicable law, the shares held by the Registrant and its subsidiary are not entitled to vote and, accordingly, approximately 6.7 million shares were entities to vote.

OLD MARKET CAPITAL CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I.	Financial Information	3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of December 31, 2024 and March 31, 2024	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2024 and 2023	4
	Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity for the Three and Nine Months Ended December 31, 2024 and 2023	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2024 and 2023	7
	Notes to the Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	49

Part II	Other Information	50
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Old Market Capital Corporation

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2024	March 31, 2024
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,132	$18,982
Accounts receivable, net	133	-
Materials and supplies	877	-
Income taxes receivable	902	902
Prepaid expenses and other assets	1,405	373
Assets of discontinued operations	65	39,441
Total current assets	30,514	59,698
Operating lease right-of-use assets	2,925	65
Property, plant, and equipment, net	24,870	75
Intangible assets, net	10,743	-
Goodwill	10,434	-
Total assets	$79,486	$59,838

Liabilities, redeemable non-controlling interest and shareholders' equity
Current liabilities:
Accounts payable	$1,701	$99
Accrued expenses and other current liabilities	483	335
Current portion of operating lease liabilities	267	-
Deferred revenue	564	-
Current portion long-term debt	69	-
Liabilities of discontinued operations	-	497
Total current liabilities	3,084	931
Deferred income taxes	4,792	-
Long-term debt	772	-
Operating lease liabilities	2,688	65
Total liabilities	11,336	996
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	14,210	-
Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	-	-
Common stock, 50,000 shares authorized, $0.01 par value, 12,674 shares issued and 6,654 outstanding at December 31, 2024; no par value, 12,657 shares issued and 7,289 shares outstanding at March 31, 2024	67	35,267
Treasury stock: 6,020 and 5,368 common shares, at cost, as of December 31, 2024 and March 31, 2024, respectively	(82,423)	(76,794)
Additional paid-in capital	41,411	-
Retained earnings	94,885	100,369
Total shareholders' equity	53,940	58,842
Total liabilities, redeemable non-controlling interest and shareholders' equity	$79,486	$59,838

See accompanying Notes to the Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue
Wireless internet services	$1,693	$-	$3,776	$-
Fiber internet services	851	-	1,730	-
Other revenue	424	-	909	-
Total revenue:	2,968	-	6,415	-
Operating expenses
Marketing	21	-	33	-
Cost of wireless and fiber internet services	167	-	354	-
Cost of other revenue	211	-	456	-
Plant specific operations	422	-	820	-
Plant nonspecific operations	226	-	491	-
General and administrative	2,123	1,745	8,725	4,810
Depreciation and amortization	501	22	1,073	66
Total operating expenses	3,671	1,767	11,952	4,876

(Loss) from operations	(703)	(1,767)	(5,537)	(4,876)

Other income (expense)
Interest income, net	252	31	1,058	31
Emigration tax (expense)	-	-	(1,711)	-
(Loss) on dissenting shareholders' liability	-	-	(1,103)	-
Gain on sale of assets	-	-	30	-
Gain on Lease Settlement	14	-	14	-
Other income (expense)	32	37	42	-
Total other income (expense), net	298	68	(1,670)	31

(Loss) before income taxes	(405)	(1,699)	(7,207)	(4,845)
Income tax expense	(60)	-	(35)	-
(Loss) from continuing operations	(465)	(1,699)	(7,242)	(4,845)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	185	(9,962)	630	(15,745)
Gain on disposal of assets, net of taxes	-	-	1,692	-
Gain on sale of finance receivables, net of taxes	94	-	817	-
Total income (loss) from discontinued operations	279	(9,962)	3,139	(15,745)

Net (loss)	(186)	(11,661)	(4,103)	(20,590)

Less: Net income (loss) attributable to redeemable noncontrolling interest	(62)	-	12	-

Net (loss) attributable to common shareholders	$(124)	$(11,661)	$(4,115)	$(20,590)

Net (loss) per share attributable to common shareholders from continuing operations:
Basic	$(0.08)	$(0.23)	$(1.11)	$(0.66)
Diluted	$(0.08)	$(0.23)	$(1.11)	$(0.66)

Net income (loss) per share attributable to common shareholders from discontinued operations:
Basic	$0.04	$(1.37)	$0.47	$(2.16)
Diluted	$0.04	$(1.37)	$0.47	$(2.16)

Net (loss) per share attributable to common shareholders:
Basic	$(0.04)	$(1.60)	$(0.64)	$(2.83)
Diluted	$(0.04)	$(1.60)	$(0.64)	$(2.83)

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity

(Unaudited)

(In Thousands)

	Three Months Ended December 31, 2024
	Redeemable Non-Controlling Interest	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity
		Shares	Amount
Balance at September 30, 2024	$15,738	6,654	$67	$(82,423)	$39,945	$95,009	$52,598
Purchase of additional shares of Amplex	(1,620)	-	-	-	1,620	-	1,620
Net income (loss)	(62)	-	-	-	-	(124)	(124)
Redeemable non-controlling interest redemption value in excess of carrying value	154	-	-	-	(154)	-	-
Balance at December 31, 2024	$14,210	$6,654	$67	$(82,423)	$41,411	$94,885	$53,940

	Three Months Ended December 31, 2023
	Common Stock		Treasury Stock	Retained Earnings	Total OMCC Shareholders' Equity
	Shares	Amount
Balance at September 30, 2023	7,289	$35,266	$(76,794)	$112,241	$70,713
Share-based compensation	-	1	-	-	1
Net loss	-	-	-	(11,661)	(11,661)
Balance at December 31, 2023	7,289	$35,267	$(76,794)	$100,580	$59,053

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity

(Unaudited)

(In Thousands)

	Nine Months Ended December 31, 2024
	Redeemable Non-Controlling Interest	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity
		Shares	Amount
Balance at March 31, 2024	$-	7,289	$35,267	$(76,794)	$-	$100,369	$58,842
Issuance of restricted stock awards	-	17	-	-	-	-	-
Reclassification of dissenting shares to liability	-	(652)	(3,157)	-	-	(1,369)	(4,526)
Repurchase of common stock from dissenting shareholders	-	-	-	(5,629)	5,629	-	-
Redomestication from Canada to Delaware and reduction of par value	-	-	(32,043)	-	32,043	-	-
Share-based compensation	-	-	-	-	293	-	293
Acquisition of Amplex	17,644	-	-	-	-	-	-
Purchase of additional shares of Amplex	(3,600)	-	-	-	3,600	-	3,600
Net income (loss)	12	-	-	-	-	(4,115)	(4,115)
Redeemable non-controlling interest redemption value in excess of carrying value	154	-	-	-	(154)	-	(154)
Balance at December 31, 2024	$14,210	$6,654	$67	$(82,423)	$41,411	$94,885	$53,940

	Nine Months Ended December 31, 2023
	Common Stock		Treasury Stock	Retained Earnings	Total OMCC Shareholders' Equity
	Shares	Amount
Balance at March 31, 2023	7,289	$35,223	$(76,794)	$121,380	$79,809
Cumulative effect of adoption of ASU 2016-13, net of tax	-	-	-	(210)	(210)
Share-based compensation	-	44	-	-	44
Net loss	-	-	-	(20,590)	(20,590)
Balance at December 31, 2023	7,289	$35,267	$(76,794)	$100,580	$59,053

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,103)	$(20,590)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,073	66
Amortization of debt issuance costs	-	70
Loss on dissenting shareholders' liability	1,103	-
Loss (gain) on disposal of property, plant, and equipment	9	10
Share-based compensation	373	44
Impairment of operating lease right-of-use assets	56	-
Gain on lease settlement	(14)	-
Deferred income taxes	35	-
Provision for credit losses	2	-
Amortization of operating lease right-of-use assets	152	36
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(18)	-
Materials and supplies	(339)	-
Prepaid expenses and other assets	(308)	(27)
Accounts payable, accrued expenses, and other liabilities	1,178	(627)
Operating lease liabilities	(152)	(37)
Income taxes receivable	-	31
Cash provided by (used in) operating activities from discontinued operations	(192)	22,059
Net cash (used in) provided by operating activities	(1,145)	1,035
Cash flows from investing activities:
Cash paid for acquisition of Amplex	(18,364)	-
Payments for property, plant, and equipment	(6,228)	-
Proceeds from the disposal of property, plant, and equipment	69	(13)
Net cash provided by investing activities from discontinued operations	39,006	35,440
Net cash provided by investing activities	14,483	35,427
Cash flows from financing activities:
Proceeds from RUS Loan	615	-
Proceeds from Bank Equipment Financing Loans	226	-
Repurchase of dissenting shares	(5,629)	-
Cash used in financing activities from discontinued operations	-	(29,100)
Net cash used in financing activities	(4,788)	(29,100)
Net increase in cash and cash equivalents	8,550	7,362
Cash, cash equivalents and restricted cash at beginning of period	18,982	454
Cash, cash equivalents and restricted cash at end of period	$27,531	$7,817

Reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows:

Cash and cash equivalents at beginning of period	$18,982	$454
Restricted cash included in Prepaid expenses and other assets at beginning of period	-	-
Total cash, cash equivalents and restricted cash at beginning of period	$18,982	$454

Cash and cash equivalents at end of period	$27,132	$7,818
Restricted cash included in Prepaid expenses and other assets at end of period	399	-
Total cash, cash equivalents and restricted cash at end of period	$27,531	$7,818
Supplemental disclosure of cash flow information:
Interest paid	-	$975
Supplemental schedule of noncash investing and financing activities:
Purchase of property, plant, and equipment included in accounts payable	$774	-

Conversion of term loan advances into additional equity of controlled entity (Amplex)	$754
Additional investments in controlled entity (Amplex)	$7,500	-
Redeemable non-controlling interest redemption value in excess of carrying value deemed dividend	$154
Transfer of finance receivables to repossessed assets	-	$14,034

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Organization

Effective as of September 27, 2024, the Company amended its Certificate of Incorporation to change its name from Nicholas Financial, Inc. to Old Market Capital Corporation by filing a Certificate of Amendment to Certificate of Incorporation with the Delaware Secretary of State. Old Market Capital Corporation (f/k/a Nicholas Financial, Inc. (“NFI”) and now "OMCC" and together, with its wholly-owned and majority-owned subsidiary, the "Company") is a holding company incorporated under the laws of the State of Delaware with one wholly-owned United States subsidiary, Nicholas Data Services, Inc. ("NDS") and its one controlling interest in Amplex Holdings, Inc. ("Amplex"). On April 18, 2024, Old Market Capital Corporation completed its continuation and domestication from British Columbia to the State of Delaware by filing its Certificate of Corporate Domestication and Certification of Incorporation in the State of Delaware. As a result of the domestication, the Company's common stock par value increased from $0.00 to $0.01 on a one-for-one basis.

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

On November 13, 2023, the Company entered into a Master Asset Purchase Agreement (the "Purchase Agreement") with Westlake Services, LLC dba Westlake Financial, a California limited liability company ("Westlake Financial"), pursuant to which the Company agreed to sell substantially all of the finance receivables and all of the repossessed assets of Old Market Capital Corporation. In connection with entering into the Purchase Agreement, the Company ceased new loan originations of contracts and direct loans. On April 26, 2024, the transactions contemplated by the Purchase Agreement closed. See Note 13 for additional information.

On June 15, 2024, Old Market Capital Corporation closed upon the acquisition of 51% of the issued and outstanding common shares of Amplex Electric Inc, which was placed into a newly formed entity Amplex Holdings, Inc. ("Amplex"). Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. As of December 31, 2024, Amplex had approximately 12,850 broadband customers (4,100 fiber subscribers) and over 11,000 fiber passings completed. Amplex's customer base includes residential and commercial customers. Amplex leases certain property (including an office building) and warehouse building from Red Bug, LLC and Red Bug Properties, Ltd. (collectively, the "Red Bug Entities"). The Red Bug Entities were created by, and are majority-owned by Amplex's Chief Executive Officer. The Red Bug Entities were initially treated as a variable interest entity ("VIE") for which Amplex was determined to be the primary beneficiary. See below regarding the impact of the misclassification on the current period and prior period's financial statements as well as Note 2 and Note 9.

In conjunction with the closing of the Amplex Acquisition, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the share purchase price of $1,792.55. The Company also invested an additional $4.5 million into Amplex for 2,583 shares, increasing the Company's ownership percentage to 61%.

Correction of Immaterial Errors in Previously Issued Financial Statements Through the Current Period

During the preparation of the Company’s unaudited condensed consolidated interim financial statements for the three and nine months ended December 31, 2024, the Company’s management identified certain immaterial errors related to previously issued condensed consolidated interim financial statements within this current year. A description of the nature of the errors is discussed below:

•
Management determined that the Red Bug Entities were previously incorrectly reported in Form 10-Q for quarterly period ended June 30, 2024 and in Form 10-Q for the three and six months ended September 30,

2024. During these periods, the Red Bug entities were reported as consolidated VIEs as they were considered to not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company previously consolidated the Red Bug Entities (beginning on June 15, 2024 in conjunction with the Amplex acquisition) as certain obligations due from the Red Bug entities were previously determined to be subordinated debt and concluded that the Company had the power to direct the activities of the Red Bug Entities that most significantly impact the entity's economic performance. As the third-party debt and amount due from Red Bug was extinguished pursuant to the purchase agreement between the Company and Amplex, the Red Bug entities should not have been consolidated as a VIE as, upon acquisition, Amplex did not have a variable interest in the Red Bug entities.
•
Failure to record approximately $185 thousand of stock-based compensation expense pertaining to certain awards granted in the quarter ended September 30, 2024.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impacts were not material, individually or in the aggregate, to the previously issued financial statements that contained the errors, based on overall considerations of both quantitative and qualitative factors. The Company has concluded that prior period financial statements as of and for the three month period ended June 30, 2024 and the three and six month period ended September 30, 2024 were not materially misstated and can continue to be relied upon. Accordingly, the Company has corrected the previously reported immaterial errors in the current period financial statements by adjusting the opening balances of the affected accounts.

In accordance with ASC 250, Accounting Changes and Error Corrections, the Company has recorded the impact of the prior period errors through opening retained earnings in the current period financial statements. The affected prior period balances are displayed below. Note that there was an immaterial impact on net cash provided by (used in) operating activities, net cash provided by (used in) investing activities or net cash provided by (used in) financing activities for the condensed consolidated statement of cash flows for the three months ended June 30, 2024 or the three and six months ended September 30, 2024.

These corrections did not have a significant impact on the Company’s trends in financial performance or key financial ratios.

Management and the Audit Committee have reviewed these adjustments and concluded that the financial statements, as corrected, present fairly, in all material respects, the balance sheet, results of operations and cash flows of the Company in accordance with U.S. GAAP.

The following table represents the three months ended June 30, 2024, including the statements of operations, balance sheets, and statements of cash flows (in thousands):

	As Reported	As Revised
Account Name	Q1	Q1	Difference
BALANCE SHEET

Assets:
Cash and cash equivalents	40,658	40,626	(32)
Accounts receivable, net	145	137	(8)
Operating lease right-of-use assets	553	3,100	2,547
Property, Plant, and equipment, net	23,993	20,356	(3,637)
Liabilities:
Accounts payable	1,930	1,922	(8)
Accrued expenses and other current liabilities	686	565	(121)
Current portion of operating lease liabilities	124	296	172
Operating lease liabilities	436	2,811	2,375

Total Assets	88,678	87,548	(1,130)
Total Liabilities	16,553	18,971	2,418

Total Old Market Capital Corporation shareholders' equity	53,121	53,121	-
Noncontrolling interest	3,550	-	(3,550)
Total shareholders' equity	56,671	53,121	(3,550)
Redeemable NCI	15,454	15,454	-
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	88,678	87,546	(1,132)

STATEMENT OF CASH FLOWS

Cash flows from operating activities	(437)	(438)	(1)
Cash flows from investing activities:	22,113	22,081	(32)
Cash flows from financing activities:	-	-	-

STATEMENT OF OPERATIONS
Revenue:	489	489	-
Expenses:
Depreciation and amortization	94	91	(3)
General and administrative	3,764	3,791	27
Interest income, net	411	411	-

Net (loss)	(3,489)	(3,513)	(24)
Loss from continuing operations	(5,548)	(5,572)	(24)
Net income (loss) from continuing ops attributable to common shareholders (Note 5)	(5,337)	(5,361)	(24)
Per share loss from continuing operations attributable to common shareholders - basic and diluted	$(0.79)	$(0.79)	$-
Per share (loss) income available to common stockholders - basic and diluted	$(0.49)	$(0.49)	$-

The following table represents the six months ended September 30, 2024, including the statements of operations, balance sheets, and statements of cash flows (in thousands):

	As Reported	As Revised
Account Name	Q2	Q2	Difference
BALANCE SHEET

Assets:
Cash and cash equivalents	29,475	29,464	(11)
Accounts receivable, net	123	130	7
Operating lease right-of-use assets	480	2,985	2,505
Property, plant, and equipment, net	25,911	22,294	(3,617)
Liabilities
Accounts payable	1,767	1,759	(8)
Accrued expenses and other current liabilities	665	644	(21)
Current portion of operating lease liabilities	117	292	175
Operating lease liabilities	419	2,749	2,330

Total Assets	80,282	79,165	(1,117)
Total Liabilities	8,331	10,807	2,476

Total Old Market Capital Corporation shareholders' equity	52,670	52,670	-
Noncontrolling interest	3,543	-	(3,543)
Total shareholders' equity	56,213	52,670	(3,543)
Redeemable NCI	15,738	15,738	-
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	80,282	79,215	(1,067)

STATEMENT OF CASH FLOWS

Cash flows from operating activities	(553)	(560)	(7)
Cash flows from investing activities:	16,675	16,643	(32)
Cash flows from financing activities:	(5,629)	(5,629)	-

STATEMENT OF OPERATIONS

Revenue:	2,083	2,083	-
Expenses:
Depreciation and amortization	595	572	(23)
General and administrative	6,317	6,602	285
Interest income, net	798	790	(8)

Net (loss)	(3,663)	(3,917)	(254)
Loss from continuing operations	(6,523)	(6,777)	(254)
Net income (loss) from continuing ops attributable to common shareholders (Note 5)	(6,589)	(6,843)	(254)
Per share loss from continuing operations attributable to common shareholders - basic and diluted	$(0.98)	$(1.02)	$(0.04)
Per share (loss) income available to common stockholders - basic and diluted	$(0.56)	$(0.59)	$(0.03)

The following table represents the Statements of Operations for the three months ended September 30, 2024, (in thousands) for the Statement of Operations only:

	As Reported	As Revised
Account Name	Q2	Q2	Difference
STATEMENT OF OPERATIONS
Revenue:	2,958	2,958	-
Expenses
Depreciation and amortization	501	481	(20)
General and administrative	2,553	2,811	258
Interest income, net	387	379	(8)

Net (loss)	(174)	(404)	(230)
Loss from continuing operations	(975)	(1,205)	(230)
Net income (loss) from continuing ops attributable to common shareholders (Note 5)	(1,252)	(1,482)	(230)
Per share loss from continuing operations attributable to common shareholders - basic and diluted	$(0.19)	$(0.22)	$(0.03)
Per share (loss) income available to common stockholders - basic and diluted	$(0.07)	$(0.10)	$(0.03)

The following table represents Purchase Price Adjustments (within Note 3) reported as of June 30, 2024 and September 30, 2024, (in thousands):

	As Reported	As Revised
(In thousands)	Q1 & Q2	Q1 & Q2	Difference

Cash and cash equivalents	$32	$-	$(32)
Accounts receivable	124	117	(7)
Materials and supplies	538	538	-
Operating lease right-of-use	502	3,063	2,561
Prepaid expenses and other assets	266	266	-
Property, plant, and equipment	23,750	20,110	(3,640)
Intangible assets	11,130	11,130	-
Goodwill	10,434	10,434	-
Total assets acquired	46,776	45,658	(1,118)

Accounts payable	1,260	1,252	(8)
Accrued expenses and other liabilities	231	111	(120)
Lease liabilities	502	3,063	2,561
Deferred income taxes	4,668	4,668	-
Deferred revenue	556	556	-
Total liabilities assumed	7,217	9,650	2,433

Total fair value of net assets acquired	39,559	36,008	(3,551)
Less: redeemable noncontrolling interest	(17,644)	(17,644)	-
Less: noncontrolling interest	(3,551)	-	3,551
Total purchase price	$18,364	$18,364	$-

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Old Market Capital Corporation and its wholly-owned and majority-owned subsidiaries, primarily consisting of the operations of Amplex. For consolidated entities that are less than wholly-owned, the third party's holding of the equity interest is presented as noncontrolling interests in the condensed consolidated statements of redeemable noncontrolling interest and shareholders' equity. The portion of net income (loss) attributable to the noncontrolling interests is presented as net loss attributable to noncontrolling interests in the Company's condensed consolidated statements of operations. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company's significant estimates and assumptions include the fair value of assets acquired and liabilities assumed in business combinations, the recognition of deferred taxes, assessing the useful life and recoverability of long-lived assets including property, plant and equipment, goodwill, and intangible assets, and assessing the likelihood of adverse outcomes from pending litigation and regulatory matters. Actual results could differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

Short-term highly liquid investments with a maturity date that was 3 months or less at the time of purchase are treated as cash equivalents. Amounts earned from cash equivalents are presented separately in the condensed consolidated statements of operations.

Restricted cash consists of cash held in a pledged deposit account received in connection with the RUS Loan (see Note 6) that is required to be held by Amplex and is able to be used by the Company solely for the purposes for which the funds were awarded to complete a project, or for such other purposes as may be approved in writing. Restricted cash is included in Prepaid expenses and other assets in the Condensed Consolidated Balance Sheets.

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

Pursuant to ASC 310-10, Receivables, a loan classified as held for investment should be reclassified to held for sale if the reporting on the date a loan is transferred into the held-for-sale category, any previously recorded allowance for credit losses is reversed in earnings and the loan is recorded at its amortized cost basis. Prior to the transfer, a reporting entity should apply its writeoff policy to the amortized cost basis. The amortized cost at the date of transfer should be reduced by any writeoffs recognized just prior to the transfer. If the amortized cost basis exceeds the loan’s fair value at the date of transfer, the reporting entity should establish a valuation allowance equal to the difference between amortized cost basis and fair value.

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

As a result of the sale of finance receivables and repossessed assets to Westlake Financial, the accompanying condensed consolidated financial statements reflect the activity related to the sale of the assets of the consumer finance segment as discontinued operations. The Company determined that the finance receivables met the held-for-sale criteria as of November 1, 2023 and the consumer finance segment met the discontinued operations criteria during the nine months ended December 31, 2024. Additionally, concurrent with the decision to sell the finance receivables in November 2023, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. The Company compared the fair value and amortized cost of finance receivables held for sale and recorded a held for sale valuation allowance through earnings to reduce the amortized cost basis to fair value. The sale of the finance receivables and repossessed assets of the consumer finance segment was completed on April 26, 2024. See Note 12 for additional information regarding the activities of discontinued operations.

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

Upon the acquisition of Amplex on June 15, 2024, the Company recorded lease liabilities and corresponding right of use assets of approximately $502 thousand, based on the present value of the remaining minimum rental payments for leases existing upon adoption of the new lease standard and other adjustments to the opening balance of right of use assets. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of payments. Additionally, after adjusting for the immaterial correction of an error of the Red Bug entities as a VIE, the Company recognized ROU assets and lease liabilities which should have initially been accounted for as part of the acquisition of Amplex of approximately $2.5 million. See Note 9 for additional detail on the Company's leasing arrangements.

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

On September 5, 2024, the Company settled in cash with the dissenting shareholders to repurchase 652,249 Dissenting Shares at a price per share of $8.63, or $5.6 million. The Dissenting Shares were retained by the Company to be included within treasury stock. In conjunction with the cash settlement, the Company recognized a loss on dissenting shareholders’ liability of $1.1 million for the nine months ended December 31, 2024, and derecognized the dissenting shareholders' liability. In addition, the repurchase of the Dissenting Shares (which were retained by the Company) were included within treasury stock as of the date of repurchase.

The following table summarizes the change in the Dissenting Shares liability measured at fair value, on a recurring basis, for which Level 3 inputs have been used to determine fair value:

Balance of Dissenting Shareholders' Liability as of April 1, 2024	$-
Initial value upon re-domestication	4,526
Change in fair value	1,103
Cash settlement of dissenting shareholders' liability	(5,629)
Balance of Dissenting Shareholders' Liability as of December 31, 2024	$-

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

The following tables presents information about the Company’s financial instruments measured at fair value, on a recurring basis, consistent with the fair value hierarchy provisions:

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and Restricted Cash:
December 31, 2024	$11,851	$-	$-	$11,851	$11,851
March 31, 2024	$994	$-	$-	$994	$994
Cash equivalents:
December 31, 2024	$15,281	$-	$-	$15,281	$15,281
March 31, 2024	$17,988	$-	$-	$17,988	$17,988
Term loan advance to Amplex:
December 31, 2024	$-	$-	$-	$-	$-
March 31, 2024	$-	$-	$300	$300	$300

The following table summarizes the changes in financial assets measured at fair value, on a recurring basis, for which Level 3 inputs have been used to determine fair value:

Balance of Term Loan Advances as of April 1, 2024	$300
Issued	450
Change in fair value	-
Interest accrued	4
Conversion	(754)
Balance of Term Loan Advances as of December 31, 2024	$-

Balance of Dissenting Shareholders' Liability as of April 1, 2024	$-
Initial value upon re-domestication	4,526
Change in fair value	1,103
Cash settlement of dissenting shareholders' liability	(5,629)
Balance of Dissenting Shareholders' Liability as of December 31, 2024	$-

Discontinued operations assets measured on a non-recurring basis using Level 3 inputs were $0 and $39.4 million as of December 31, 2024 and March 31, 2024, respectively.

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

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no uncertain tax positions as of December 31, 2024 or 2023.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Revenue Recognition

The Company generates revenue primarily from the following sources:

1.
Wireless internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Contracts standard terms and conditions state a penalty for early termination; however, the Company normally waives this penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the three and nine months ended December 31, 2024, revenues from these services totaled approximately $1.7 million and $3.8 million, respectively.
2.
Fiber internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Fiber optic internet services provide higher speeds than wireless internet. Contracts are typically cancellable without penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the three and nine months ended December 31, 2024, revenues from these services totaled approximately $851 thousand and $1,730 thousand, respectively.
3.
Other – These services include primarily voice over IP (“VOIP”) telephone services to residential and commercial customers under 12-month periods. Contracts are typically cancellable without penalty. Standard monthly plans vary based on the features offered. Customers may purchase the equipment from the Company or a third-party vendor. In addition, the Company offers video streaming services through third-party providers. For the three and nine months ended December 31, 2024, revenues from these services totaled approximately $424 thousand and $909 thousand, respectively.

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

Redeemable Noncontrolling Interest

The Company classifies noncontrolling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s condensed consolidated balance sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The noncontrolling interest was recorded outside of shareholders’ equity because the noncontrolling interest provided the holder with put rights which allows the holder to compel the Company to purchase Amplex common stock at a variable amount per share at any time following the fifth anniversary of the closing date of the Amplex acquisition but prior to the fifteenth anniversary of the closing date of the Amplex acquisition. During this time period, the put option may be exercised by the holder at any time after 90 days prior written notice, which is considered not solely within the Company’s control. The Company determined the put option is not within the scope of ASC 480-10 to be recorded as a liability at fair value and will not subsequently adjust for changes in fair value. The Company adjusts redeemable noncontrolling interests for the portion of net loss attributable to the redeemable noncontrolling interests and for the change in the carrying amount of redeemable noncontrolling interest for the incremental value the NCI holder may ultimately be entitled to. When the redemption amount of redeemable noncontrolling interest exceeds the fair value, the Company has made an accounting policy election to reflect as a deemed dividend the entire change in the redemption amount (see Note 5). For the three and nine months ended December 31, 2024, the Company recognized a deemed dividend of $154 thousand for its redeemable noncontrolling interest to adjust the carrying amount of the redeemable noncontrolling interest to its redemption value, after giving effect to the change in its carrying amount from the net income (loss) attributable to the redeemable noncontrolling interest. As of December 31, 2024, the book value of this interest was approximately $14.2 million and was recorded as a redeemable noncontrolling interest in our condensed consolidated balance sheets.

Reclassifications

During the nine months ended December 31, 2024, the Company determined that the consumer finance company segment met the criteria for discontinued operations classification. As a result, the Company made reclassifications to include certain prior year amounts within discontinued operations and assets held for sale in the Company's condensed consolidated balance sheets, statements of operations, and statements of cash flows. See Note 13 Discontinued Operations for further details.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the Codification that remove references to various FiASB Concepts Statements. The requirements of this ASU 2024-02 are effective for the Company for fiscal years beginning after December 15, 2024 and can be applied on a prospective or retrospective basis. This standard is not expected to have a significant impact on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The requirements of ASU 2024-03 are effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all period periods presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Note 3. Business Combination

On June 15, 2024 (the "Closing Date"), the Company closed a share purchase agreement to acquire Amplex from the sellers (the “Sellers”), pursuant to which the Sellers agreed to sell, and the Company agreed to purchase 51% of the issued and outstanding common shares, no par value per share, of Amplex and the Company agreed to make payment to holders of options for Amplex’s common shares in consideration of cancellation of such options for total purchase consideration of $18.4 million, which was paid in cash on the date of closing (the "Amplex Acquisition"). Amplex is an Ohio-based provider of rural broadband services to business and residential customers. The Company acquired Amplex in order to provide better shareholder value over time. The financial results of Amplex have been included within the condensed consolidated financial statements since the Closing Date.

In conjunction with the closing of the Amplex Acquisition, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the share purchase price of $1,792.55 and purchased an additional 1,674 shares of Amplex common stock at a price of $1,792.55 per share for a total of $3.0 million. These transactions concurrently executed at the Transaction Closing Date increased the Company's ownership in Amplex to 56.5%. During the quarter ended December 31, 2024, the Company entered into a Subscription Agreement whereby the Company invested an additional $4.5 million into Amplex, increasing the Company's ownership percentage to 61%.

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

The Company's preliminary allocation of the purchase price to the assets acquired, liabilities assumed, and noncontrolling interest recognized and redeemable as of the Closing Date were as follows:

(In thousands)

Cash and cash equivalents	$-
Accounts receivable	117
Materials and supplies	538
Operating lease right-of-use	3,063
Prepaid expenses and other assets	266
Property, plant, and equipment	20,110
Intangible assets	11,130
Goodwill	10,434
Total assets acquired	45,658

Accounts payable	1,252
Accrued expenses and other liabilities	111
Lease liabilities	3,063
Deferred income taxes	4,668
Deferred revenue	556
Total liabilities assumed	9,650

Total fair value of net assets acquired	36,008
Less: redeemable noncontrolling interest	(17,644)
Total purchase price	$18,364

The Company incurred $1.1 million of transaction costs related to the acquisition of Amplex during the nine months ended December 31, 2024. These costs are classified as general and administrative expenses in the Company's condensed consolidated statements of operations.

The following is the net impact of the Amplex Acquisition on the Company's condensed consolidated statements of operations since the Closing Date:

	For the Three Months Ended December 31, 2024	For the Nine Months Ended December 31, 2024
	(In thousands)
Total revenue	$2,968	$6,415

Income (loss) from continuing operations	$261	$(5)

The following table represents the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on April 1, 2023.

	(In thousands)
	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024 (Actual)	2023 (Pro Forma)	2024 (Pro Forma)	2023 (Pro Forma)
Revenue	$2,968	$2,780	$8,825	$8,275
Net loss from continuing operations attributable to common shareholders before dividends	(403)	(1,487)	(11,279)	(3,969)
Redeemable noncontrolling interest redemption value in excess of carrying value deemed dividend	(154)	-	(154)	-
Net loss from continuing operations attributable to common shareholders	(557)	(1,487)	(11,433)	(3,969)
Net income (loss) from discontinued operations attributable to common shareholders	279	(9,962)	3,139	(15,745)
Net loss attributable to common shareholders	(278)	(11,449)	(8,294)	(19,714)
Per share amounts:
Basic (loss) earnings per share from continuing operations attributable to common shareholders	(0.08)	(0.20)	(1.71)	(0.54)
Diluted (loss) earnings per share from continuing operations attributable to common shareholders	(0.08)	(0.20)	(1.71)	(0.54)
Basic earnings (loss) per share from discontinued operations attributable to common shareholders	0.04	(1.37)	0.47	(2.16)
Diluted earnings (loss) per share from discontinued operations attributable to common shareholders	0.04	(1.37)	0.47	(2.16)
Basic (loss) earnings per share attributable to common shareholders	(0.04)	(1.57)	(1.24)	(2.70)
Diluted (loss) income per share attributable to common shareholders	(0.04)	(1.57)	(1.24)	(2.70)

The following table represents the supplemental schedule of noncash investing and financing activities:

	(In thousands)
	For the Nine Months Ended December 31,
	2024	2023
Supplemental schedule of noncash investing and financing activities
Fair value of Amplex assets acquired	$45,658	$-
Less: redeemable noncontrolling interest	(17,644)	-
Less: cash paid for Amplex common stock	(18,364)	-
Amplex liabilities assumed	$9,650	$-

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

Contract Liability

The Company recorded a current contract liability balance of $564 thousand as of December 31, 2024, which represents amounts billed or collected in advance of the Company’s satisfaction of its performance obligations for the upcoming month.

Note 5. Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Ordinarily, basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. The Company's participating securities are non-vested restricted shares which are not required to share losses, and accordingly, are not allocated losses in periods of net loss. Dilutive earnings per share are calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which includes the dilutive effect of additional potential common shares from stock compensation awards. In a period of loss, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. In accordance with ASC 480-10-S99-3A, as the Company's redeemable noncontrolling interest is redeemable at an amount other than fair value, the Company has made an accounting policy election to reflect the entire adjustment to the carrying value as a deemed dividend. For the three and nine months ended December 31, 2024, the Company recognized a deemed dividend of $154 thousand for its redeemable noncontrolling interest to adjust the carrying amount of the redeemable noncontrolling interest to its redemption value, after giving effect to the change in its carrying amount from the net income (loss) attributable to the redeemable noncontrolling interest. The deemed dividend adjustment to record this redeemable noncontrolling interest at its redemption value was recorded to additional paid-in capital and there were no further adjustments to the net loss attributable to common shareholders for the purposes of calculating basic and dilutive loss per share. For the three and nine months ended December 31, 2024 and 2023, potentially dilutive securities that were not included in the diluted net loss per share calculation because they would be anti-dilutive comprise 5 thousand and 10 thousand shares from options to purchase common shares, respectively.

Loss and income per share has been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended December 31,		Nine Months Ended December 31,
	(In thousands, except per share amounts)
	2024	2023	2024	2023
Numerator
Net loss from continuing operations attributable to common shareholders before dividends	$(403)	$(1,699)	$(7,254)	$(4,845)
Redeemable noncontrolling interest redemption value in excess of carrying value deemed dividend	(154)	-	(154)	-
Net loss from continuing operations attributable to common shareholders	$(557)	$(1,699)	$(7,408)	$(4,845)
Net income (loss) from discontinued operations attributable to common shareholders	279	(9,962)	3,139	(15,745)
Net loss attributable to common shareholders	$(278)	$(11,661)	$(4,269)	$(20,590)

Denominator
Denominator for basic loss per share - weighted-average shares outstanding	6,685	7,286	6,696	7,288
Dilutive effect of stock options	5	10	5	10
Denominator for diluted earnings per share from discontinued operations	6,690	7,296	6,701	7,298

Per share loss from continuing operations attributable to common shareholders
Basic	$(0.08)	$(0.23)	$(1.11)	$(0.66)
Diluted	(0.08)	(0.23)	(1.11)	(0.66)

Per share income (loss) from discontinued operations attributable to common shareholders
Basic	$0.04	$(1.37)	$0.47	$(2.16)
Diluted	0.04	(1.37)	0.47	(2.16)

Per share loss available to common stockholders
Basic	$(0.04)	$(1.60)	$(0.64)	$(2.83)
Diluted	(0.04)	(1.60)	(0.64)	(2.83)

Note 6. Long-Term Debt

	(In thousands)
	December 31, 2024	March 31, 2024

RUS Loan	615	-
Bank Equipment Loans	226	-
Total Outstanding Debt	841
Less Current Portion	69	-
Total Long-Term Debt	$772	$-

The scheduled maturities of outstanding debt, excluding the effect of any future drawdowns or interest expense, at December 31, 2024 are as follows (in thousands):

(In thousands)
Remainder of FY 2025	$17
FY 2026	69
FY 2027	102
FY 2028	102
FY 2029	32
Thereafter	519
Total Outstanding Debt	$841

The Company’s weighted-average interest rate on its short-term borrowings outstanding under its outstanding debt agreements for the three months ended December 31, 2024 was 4.73%.

RUS Loan - On September 23, 2024, Amplex entered into a Reconnect Program Loan and Security Agreement (the “RUS Loan”) with the United States of America acting through the Administrator of the Rural Electric Services (“RUS”), pursuant to which RUS has extended Amplex a secured loan in the principal amount of up to $21,341,792 (the “Loan”). The purpose of the Loan is to finance the construction of a broadband infrastructure project to serve rural areas where at least 50% of the households are without sufficient access to broadband.

Amplex has five years to draw funds under the Loan Agreement, which expires on October 31, 2029. The Loan is secured by all of Amplex’s assets. The Loan bears interest at a rate of 2% per annum, calculated by daily accrual. All accrued interest and principal on advances will be deferred for a three year period ending on October 31, 2027, unless earlier payment is made by Amplex. At the end of the three-year deferral period, all unpaid accrued interest will be capitalized and added to the outstanding principal, and monthly payments will be established in an amount that amortizes the outstanding balance in equal payments over the remaining term of the Loan. The principal advanced pursuant to this Agreement and remaining unpaid, if any, and interest thereon, shall be due and payable on October 31, 2046. All, or a portion of the outstanding balance, of any advance made under the Loan Agreement may be prepaid on any payment date without penalty.

The obligation of RUS to advance funds to Amplex under the Loan Agreement is subject to conditions that are customary for loans made by RUS, including the accuracy of Amplex’s representations and warranties, no material adverse effect with respect to Amplex, no event of default, receipt of a financial requirement statement from Amplex, current financial statements, compliance with buildout timelines, material compliance with the Loan Agreement, obtaining specified permits, licenses and franchises and maintenance of on deposit in a pledged deposit account of required matching funds for completion of projects. Other conditions include Amplex having positive cash flow from operations at the end of the fifth year of an award under the Loan Agreement and providing the specified level of broadband service for the period specified in the Loan Agreement. The Loan Agreement contains negative covenants of Amplex that are customary for loans made by RUS, including Amplex not merging, consolidating, reorganizing or selling, leasing or transferring a substantial part of its property without RUS’ prior written consent, not incurring additional debt with specified exceptions, Amplex not changing its principal place or place of business without RUS’ consent and not issuing preferred stock without RUS’ consent. RUS may suspend advances if Amplex suffers a material adverse effect or an event of default occurs.

The Loan Agreement contains customary events of default, including materially incorrect representations and warranties, nonpayment of the Loan, improper expenditures, failure to keep adequate records, failure to build in accordance with timelines, bankruptcy, dissolution or liquidation and impairment of business. If an event of default occurs, RUS could restrict Amplex’s ability to obtain additional advances under the Loan Agreement, accelerate all amounts outstanding under the Loan Agreement, enforce their interest against collateral pledged under the Loan Agreement or enforce such other rights and remedies as they have under the loan documents or applicable law as secured lenders.

Bank Equipment Loans - In November 2024, the Company entered into two equipment finance agreements with a lender to provide financing for the Company to enable the purchase of certain pieces of equipment fixed assets. The loans are secured by the pieces of equipment for which the financing agreements were entered into for purchase. The Bank Equipment Loans contain customary covenants and events of default, including materially incorrect representations and warranties, nonpayment of the loans, and failure to maintain proper registrations, titles, permits, licenses, and insurance policies covering the equipment. The interest accrues at a rate indexed to the "ICE Swap Rate - USD rates SOFR 1100" as published by Intercontinental Exchange, Inc., up to a maximum of 18% per annum. Payments on the loans are due monthly, and the loans mature in November 2026.

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment consist of the following:

	(In thousands)
	December 31, 2024	March 31, 2024

Equipment	$4,380	$305
Construction equipment	323	-
Leasehold improvements	183	2
Furniture and fixtures	201	6
Fiber plant	17,536	-
Customer premise equipment	818	-
Towers	37	-
Total, property, plant, and equipment in service	23,478	313
Property, plant, and equipment under construction	2,042	-
Total property, plant, and equipment	25,520	313

Less: accumulated depreciation	(650)	(238)
Total property, plant, and equipment, net	$24,870	$75

Depreciation expense was $299 thousand and $686 thousand for the three and nine months ended December 31, 2024, respectively. Depreciation expense was $19 thousand and $57 thousand for the three and nine months ended December 31, 2023, respectively. Depreciation expense is included in depreciation and amortization in the condensed consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The acquired goodwill represents the value of combining operations of Amplex and the Company.

The change in the carrying amount of goodwill for the nine months ended December 31, 2024 was as follows:

(In thousands)	Gross Carrying Amount	Additions	Impairment	Net Book Value
Goodwill	$-	$10,434	$-	10,434
	$-	$10,434	$-	$10,434

The changes in intangible assets for the nine months ended December 31, 2024 consists of the following:

(In thousands)	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Additions	Impairment	Accumulated Amortization	Net Book Value
Definite lived intangible assets:
Subscriber relationships	13.47	$-	$7,300	$-	$(283)	$7,017
Trade name	20.44	-	3,000	-	(77)	2,923
Internally developed software	4.46	-	250	-	(27)	223
		-	10,550	-	(387)	10,163
Indefinite lived intangible assets:
CBRS FCC license		-	580	-	-	580
		-	580	-	-	580
		$-	$11,130	$-	$(387)	$10,743

Amortization expense totaled $179 thousand and $387 thousand for the three and nine months ended December 31, 2024, respectively. Amortization expense totaled $4 thousand for the three and nine months ended December 31, 2023. Amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations.

As of December 31, 2024, the future expected amortization expense for intangible assets is as follows:

(In thousands)
Remainder of FY 2025	$179
FY 2026	714
FY 2027	714
FY 2028	714
FY 2029	714
Thereafter	7,129
Total	$10,164

Note 9. Leases

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

The key components of the Company's operating leases expenses were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Operating lease expense	$108	$16	251	48
Short-term lease expense	6	1	9	3
Total lease cost	$114	$17	$260	$51

Right-of-use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	(In thousands)
	December 31, 2024	March 31, 2024
Operating leases:
Operating lease right-of-use assets	$2,925	$65
Current portion of operating lease liabilities	267	-
Operating lease liabilities	2,688	65

The weighted-average remaining lease term for operating leases was 10.4 years and 2.4 years for the nine months ended December 31, 2024 and 2023, respectively. The weighted-average discount rate was 6.3% and 6.5% for the nine months ended December 31, 2024 and 2023, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2024, are as follows:

(In thousands)
Remainder of FY 2025	$131
FY 2026	430
FY 2027	431
FY 2028	421
FY 2029	413
Thereafter	2,246
Total minimum lease payments	4,072
Less: effects of discounting	(1,117)
Present value of future minimum lease payments	$2,955

As previously stated, Amplex leases certain property (including an office building) and warehouse building from the Red Bug Entities (See Notes 1 and 2). The Red Bug Entities are considered related parties under ASC 850, Related Parties. The Red Bug Entities were created by, and are majority-owned by Amplex's Chief Executive Officer. We consider our leasing arrangements with the Red Bug Entities to be arms-length transactions. The office building lease calls for monthly payments of approximately $13 thousand for the duration of the fifteen year lease term that runs through December 14, 2031. The warehouse building lease calls for monthly payments of approximately $15 thousand, with annual price increases being indexed to the Consumer Price Index, for the duration of the fifteen year lease term that runs through July 31, 2038. As of December 31, 2024, the connected ROU assets and liabilities recorded on our condensed consolidated balance sheets equaled approximately $2,462 thousand. Corresponding operating lease expenses of $83 thousand and $192 thousand have been recorded within general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended December 31, 2024, respectively. No balances or activity related to these leases are reflected in the December 31, 2023 condensed consolidated balance sheet or the condensed consolidated statements of operations for the three and nine months ended December 31, 2023 given Amplex was not consolidated within the Company financial statements during fiscal year 2024. The Company has no other material related party transactions requiring disclosure in these condensed consolidated financial statements.

The amounts recorded for operating lease expenses include short-term leases, which are immaterial. During the second quarter of fiscal year 2025, the Company recorded $56 thousand in impairment charges related to operating lease right-of-use assets which is included within general and administrative expenses during the nine months ended December 31, 2024 as the Company had planned to close their Clearwater office location in December 2024. On December 13, 2024, the Company entered into a termination of lease agreement in connection with the Clearwater office location with an effective termination date of January 31, 2025. After executing the termination of lease agreement, the Company recorded a Gain on Lease Settlement of $0 thousand, reflecting the difference between the lease liability for the Clearwater office location as of the date of the termination of lease agreement and the total amount due to the Lessor as a result of the termination.

On December 2, 2024 the Company entered into a lease agreement for a new office space in Omaha, Nebraska. The lease term will commence on March 1, 2025 and the total future minimum lease payments under the agreement, excluding the effect of discounting, are expected to be $112 thousand.

Note 10. Commitments and Contingencies

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

Note 11. Stock Plans

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

The table below summarizes treasury share transactions for the Company:

	Three Months Ended December 31, (in thousands)
	2024		2023
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	6,020	$(82,423)	5,368	$(76,794)
Treasury shares purchased	-	-	-	-
Treasury shares at the end of period	6,020	$(82,423)	5,368	$(76,794)

	Nine Months Ended December 31, (in thousands)
	2024		2023
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	$(76,794)	5,368	$(76,794)
Treasury shares purchased	652	(5,629)	-	-
Treasury shares at the end of period	6,020	$(82,423)	5,368	$(76,794)

Note 12. Income Taxes

The provision (benefit) for income taxes reflects an effective U.S. tax rate, which differs from the corporate tax rate for the following reasons:

The Company recorded an income tax expense of approximately $60 thousand and $0 from continuing operations for the three months ended December 31, 2024 and 2023, respectively. The Company also recorded an income tax expense of approximately $35 thousand and $0 from continuing operations for the nine months ended December 31, 2024 and 2023, respectively. The tax expense is primarily related to the newly acquired entity Amplex. Amplex was acquired during the nine months ended December 31, 2024 and will be consolidated for GAAP purposes, while continuing to file a separate federal tax return.

As of March 31, 2024, the Company had federal and state net operating losses ("NOL") of approximately $44.6 million and $59.4 million, respectively. During the nine months ended December 31, 2024, the Company acquired federal NOLs of approximately $5.8 million related to the Amplex acquisition. The federal NOLs generated for the nine months ended December 31, 2024, will carryforward indefinitely. Generally, state NOLs begin to expire December 31, 2039. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company's NOL carryforwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2021 through 2024 are subject to review by tax authorities.

The Company’s effective tax rate for the nine months ended December 31, 2024 and 2023, was -0.48% and 0%, respectively. The Company's effective tax rate for the three months ended December 31, 2024 and 2023 was -14.81% and 0%, respectively. The change in the effective tax rate from the comparison of 2024 and 2023, as noted above, primarily relates to the operations of Amplex. The Company records a valuation allowance for OMCC since there is not sufficient evidence of future earnings to support a position that it will be more likely than not to realize its net deferred tax asset.

Note 13. Discontinued Operations

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

Subsequent to closing, the Company and Westlake Financial determined that Westlake Financial overpaid the Company $2.6 million. The Company accordingly recorded a $2.6 million contingent liability while negotiations took place until a settlement could be reached on the established contingent consideration.

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

The following depicts the results of operations for the discontinued operations of the Company for the three and nine months ended December 31, 2024 and 2023:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Revenue
Interest and fee income on finance receivables	$-	$4,954	$1,229	$18,367
Total revenue	-	4,954	1,229	18,367

Operating expenses
Marketing	-	22	6	88
Provision for credit losses	-	(10,482)	-	2,570
Fair value and other adjustments, net	(202)	23,110	(230)	23,110
General and administrative	17	2,198	823	7,518
Total operating expenses	(185)	14,848	599	33,286

Gain on disposal of assets, net of taxes	-	-	(1,692)	-
Gain on sale of finance receivables, net of taxes	(94)	-	(817)	-

Income before income taxes	279	(9,962)	3,139	(15,745)
Income tax benefit	-	-	-	-
Net income (loss) from discontinued operations, net of taxes	$279	$(9,962)	$3,139	$(15,745)

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

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended March 31, 2024, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2024 Form 10-K. Our results of operations for the three and nine months ended December 31, 2024, may not be indicative of our future results.

Overview

Old Market Capital Corporation ("OMCC") is a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts for purchases of used and new automobiles and light trucks incorporated under the laws of the State of Delaware with a wholly owned subsidiary, Nicholas Data Services, Inc. ("NDS"). NDS historically was engaged in supporting and updating industry specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for Old Market Capital Corporation. OMCC and NDS are based in Florida, U.S.A.

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

On June 15, 2024, Old Market Capital Corporation closed upon the acquisition of 51% of the issued and outstanding common shares of Amplex Electric Inc, which was placed into a newly formed entity Amplex Holdings, Inc. ("Amplex"). Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. As of December 31, 2024, Amplex had approximately 12,850 broadband customers (4,100 fiber subscribers) and over 11,000 fiber passings completed.

Concurrently, on June 15, 2024, the Company converted the outstanding principal of $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the Share Purchase Price of $1,792.55 and purchased 1,674 shares of Amplex common stock at the same Share Purchase Price for a purchase price of $3.0 million (collectively, the "Additional NICK Closing Stock"). These transactions concurrently executed at the Transaction Closing Date increased the Company's ownership in Amplex to 56.5%. During the quarter ended December 31, 2024, the Company entered into a Subscription Agreement whereby the Company invested an additional $4.5 million into Amplex, increasing the Company's ownership percentage to 61%.

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

Result of Operations

Three months ended December 31, 2024 compared to three months ended December 31, 2023

Revenues of Continuing Operations

For the three months ended December 31, 2024 and 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended December 31,		Variance
(In thousands)	2024	2023	$ Change	% Change
Revenue

Wireless internet services	1,693	-	1,693	100%
Fiber internet services	851	-	851	100%
Other revenue	424	-	424	100%
Total revenue	$2,968	$-	$2,968	100%

Revenue totaled $3.0 million for the three months ended December 31, 2024, compared to $0 for the three months ended December 31, 2023. The increase in revenue for the three months ended December 31, 2024 is primarily due to additional services the Company now provides from the acquisition of Amplex that were not provided in the prior period. Through acquiring Amplex, the Company now provides wireless internet services, fiber internet services, and other services including VOIP telephone and video streaming. Further, with the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's revenue is not comparable on a year-over-year basis.

Expenses of Continuing Operations

For the three months ended December 31, 2024 and 2023, our expenses in dollars and as a percentage of total expenses were as follows:

	For the Three Months Ended December 31,		Variance
(In thousands)	2024	2023	$ Change	% Change
Operating expenses
Marketing	$21	$-	$21	100%
Cost of wireless and fiber internet services	167	-	167	100%
Cost of other revenue	211	-	211	100%
Plant specific operations	422	-	422	100%
Plant nonspecific operations	226	-	226	100%
General and administrative	2,123	1,745	378	22%
Depreciation and amortization	501	22	479	2177%
Total operating expenses	$3,671	$1,767	$1,904	108%

Cost of Wireless and Fiber Internet Services and Cost of Other Revenue of Continuing Operations

Cost of wireless and fiber internet services totaled $167 thousand for the three months ended December 31, 2024, compared to $0 for the three months ended December 31, 2023. In addition, cost of other revenue totaled $211 thousand for the three months ended December 31, 2024 compared to $0 for the three months ended December 31, 2023. As discussed above, the Company now provides wireless internet, fiber internet, and other services in conjunction with its acquisition of Amplex. Therefore, the cost of wireless and fiber internet services and cost of other revenue increased during the three months ended December 31, 2024 when compared to the prior period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's cost of wireless and fiber internet services and cost of other revenue is not comparable on a year-over-year basis.

Plant Specific and Plant Nonspecific Operations of Continuing Operations

Plant specific and plant nonspecific operations expenses totaled $648 thousand for the three months ended December 31, 2024, compared to $0 for the three months ended December 31, 2023. Due to the Company's acquisition of Amplex, the Company began providing additional services during the three months ended December 31, 2024 that were not provided in prior periods. Therefore, plant specific and nonspecific operations expenses increased for the three months ended December 31, 2024 when compared to the prior period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's plant specific and nonspecific operations expenses are not comparable on a year-over-year basis.

General and Administrative Expenses of Continuing Operations

General and administrative expenses totaled $2.1 million for the three months ended December 31, 2024, compared to $1.7 million three months ended December 31, 2023. The increase in general and administrative expenses for the three months ended December 31, 2024 is primarily due to additional professional fees and restructuring expenses incurred in relation to the acquisition of Amplex which was acquired by the Company during the period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's general and administrative expenses are not comparable on a year-over-year basis.

Depreciation and Amortization Expenses of Continuing Operations

Depreciation and amortization expense totaled $501 thousand for the three months ended December 31, 2024, compared to $22 thousand three months ended December 31, 2023. The increase in depreciation and amortization expense for the three months ended December 31, 2024 is primarily due to an increase in property, plant, and equipment and intangible assets resulting from the Company's acquisition of Amplex. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's depreciation and amortization expense is not comparable on a year-over-year basis.

Discontinued Operations

Income from discontinued operations was $0.3 million for the three months ended December 31, 2024 compared to a loss of $10 million for the three months ended December 31, 2023. The increase in income for three months ended December 31, 2024 is primarily attributed to a decrease in general and administrative expenses and a decrease in credit losses due to the sale of the finance receivables and repossessed assets to Westlake when compared to the three months ended December 31, 2023.

Nine months ended December 31, 2024 compared to nine months ended December 31, 2023

Revenues of Continuing Operations

For the nine months ended December 31, 2024 and 2023, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Nine Months Ended December 31,		Variance
(In thousands)	2024	2023	$ Change	% Change
Revenue
Wireless internet services	$3,776	$-	$3,776	100%
Fiber internet services	1,730	-	1,730	100%
Other revenue	909	-	909	100%
Total revenue	$6,415	$-	$6,415	100%

Revenue totaled $6.4 million for the nine months ended December 31, 2024, compared to $0 for the nine months ended December 31, 2023. The increase in revenue for the nine months ended December 31, 2024 is primarily due to additional services the Company now provides from the acquisition of Amplex that were not provided in the prior period. Through acquiring Amplex, the Company now provides wireless internet services, fiber internet services, and other services including VOIP telephone and video streaming. Further, with the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's revenue is not comparable on a year-over-year basis.

Expenses of Continuing Operations

For the nine months ended December 31, 2024 and 2023, our expenses in dollars and as a percentage of total expenses were as follows:

	For the Nine Months Ended December 31,		Variance
(In thousands)	2024	2023	$ Change	% Change
Operating expenses
Marketing	$33	$-	$33	100%
Cost of wireless and fiber internet services	354	-	354	100%
Cost of other revenue	456	-	456	100%
Plant specific operations	820	-	820	100%
Plant nonspecific operations	491	-	491	100%
General and administrative	8,725	4,810	3,915	81%
Depreciation and amortization	1,073	66	1,007	1526%
Total operating expenses	$11,952	$4,876	$7,076	145%

Cost of Wireless and Fiber Internet Services and Cost of Other Revenue of Continuing Operations

Cost of wireless and fiber internet services totaled $354 thousand for the nine months ended December 31, 2024, compared to $0 for the nine months ended December 31, 2023. In addition, cost of other revenue totaled $456 thousand for the nine months ended December 31, 2024 compared to $0 for the nine months ended December 31, 2023. As discussed above, the Company now provides wireless internet, fiber internet, and other services in conjunction with its acquisition of Amplex. Therefore, the cost of wireless and fiber internet services and cost of other revenue increased during the nine months ended December 31, 2024 and when compared to the prior period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's cost of wireless and fiber internet services and cost of other revenue is not comparable on a year-over-year basis.

Plant Specific and Plant Nonspecific Operations of Continuing Operations

Plant specific and plant nonspecific operations expenses totaled $1,311 thousand for the nine months ended December 31, 2024, compared to $0 for the nine months ended December 31, 2023. Due to the Company's acquisition of Amplex, the Company began providing additional services during the nine months ended December 31, 2024 that were not provided in prior periods. Therefore, plant specific and nonspecific operations expenses increased for the nine months ended December 31, 2024 when compared to the prior period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's plant specific and nonspecific operations expenses are not comparable on a year-over-year basis.

General and Administrative Expenses of Continuing Operations

General and administrative expenses totaled $8.7 million for the nine months ended December 31, 2024, compared to $4.8 million nine months ended December 31, 2023. The increase in general and administrative expenses for the nine months ended December 31, 2024 is primarily due to additional professional fees and restructuring expenses incurred in relation to the acquisition of Amplex which was acquired by the Company during the period. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's general and administrative expenses are not comparable on a year-over-year basis.

Depreciation and Amortization Expenses of Continuing Operations

Depreciation and amortization expense totaled $1,073 thousand for the nine months ended December 31, 2024, compared to $66 thousand for the nine months ended December 31, 2023. The increase in depreciation and amortization expense for the nine months ended December 31, 2024 is primarily due to an increase in property, plant, and equipment and intangible assets resulting from the Company's acquisition of Amplex. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's depreciation and amortization expense is not comparable on a year-over-year basis.

Emigration Tax Expense of Continuing Operations

Emigration tax expense was $1.7 million for the nine months ended December 31, 2024 compared to $0 for the nine months ended December 31, 2023. The increase in emigration tax expense in the current period is due to the Company completing its continuation and domestication from a company incorporated under the laws of British Columbia to a corporation incorporated under the laws of the State of Delaware as of April 18, 2024.

Loss on Dissenting Shareholders' Liability of Continuing Operations

Loss on dissenting shareholders' liability was $1.1 million for the nine months ended December 31, 2024 compared to $0 for the nine months ended December 31, 2023. The increase in loss on dissenting shareholders' liability is a result of the change in fair value of the liability during the period that represents the amount owed to dissenting shareholders from the sale of assets to Westlake. As of December 31, 2024, the Company settled the total amount owed to the dissenting shareholders.

Discontinued Operations

Income from discontinued operations was $3.1 million for the nine months ended December 31, 2024 compared to the loss of $15.7 million for the nine months ended December 31, 2023. The increase in income for the nine months ended December 31, 2024 is primarily attributed to a decrease in general and administrative expenses and a decrease in credit losses due to the sale of the finance receivables and repossessed assets to Westlake when compared to the nine months ended December 31, 2023.

Liquidity and Capital Resources

During the nine months ended December 31, 2024, the Company closed on the Share Purchase Agreement with Amplex, in which the Company purchased 51% of the issued and outstanding common shares, no par value per share, of Amplex and to make payment to holders of options for Amplex’s common shares in consideration of cancellation of such options for total purchase consideration of $18.4 million. In conjunction with the closing of the Share Purchase Agreement, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the Share Purchase Price of $1,792.55 and purchased an additional 1,674 shares of Amplex common stock at the share purchase price of $1,792.55 per share for a purchase price of $3.0 million. For further details of the acquisition, refer to Note 3.

The Company's cash flows are summarized as follows:

	Nine Months Ended December 31,
(In thousands)	2024	2023
Net cash (used in) provided by operating activities	$(1,145)	$1,035
Net cash provided by investing activities	14,483	35,427
Net cash used in financing activities	(4,788)	(29,100)

Net cash (used in) provided by operating activities decreased for the nine months ended December 31, 2024 when compared to the nine months ended December 31, 2023. The decrease in cash (used in) provided by operating activities was primarily due to a decrease in net loss of $16.5 million, noncash charge of $1.1 million for the loss on dissenting shareholders' liability, and net change in operating assets and liabilities of $1.0 million, partially offset by a decrease in cash provided by operating activities from discontinued operations of $22.3 million. Further, with the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's change in cash provided by operating activities is not comparable on a year-over-year basis.

Net cash provided by investing activities decreased for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The decrease in net cash provided by investing activities is primarily due to $18.4 million of cash paid for the acquisition of Amplex in June 2024, partially offset by an increase in net cash provided by investing activities from discontinued operations of $74.4 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. With the Company's Purchase Agreement in April of 2024 and the acquisition in June of 2024, the Company's change in cash provided by investing activities is not comparable on a year-over-year basis.

Net cash used in financing activities decreased during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. The decrease was primarily due to the repurchase of $5.6 million worth of shares of common stock held by dissenting shareholders, offset by the proceeds long-term debt of $615 thousand during the nine months ended December 31, 2024.

We have no material commitments for capital expenditures as of December 31, 2024. Part of our growth strategy, however, is to acquire businesses. We would anticipate funding such activity through cash on hand, the issuance of debt, Common Stock, restricted stock units, and warrants for our Common Stock or a combination thereof.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of December 31, 2024, because of a material weakness in our internal control over financial reporting relating to non-routine transactions which lead to the correction of errors with respect to the (a) application of complex technical accounting standards related to the presentation and measurement of certain equity and liability instruments from the re-domestication and (b) initial and subsequent measurement of redeemable noncontrolling interest, certain acquired assets and deferred tax liabilities assumed in the acquisition of a controlling interest in Amplex and the consolidation of smaller leasing entities for which a variable interest did not exist.

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

On June 15, 2024, the Company completed the acquisition of Amplex (Refer to Note 3 – Business Combination in our unaudited condensed consolidated financial statements for further information on the Amplex acquisition). In accordance with the general guidance issued by the staff of the SEC, Amplex will be excluded from the scope of management’s report on internal control over financial reporting for the year ending March 31, 2025. As part of the ongoing integration of Amplex, we are in the process of incorporating the controls and related procedures.

In connection with the acquisition, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly, in all material respects, our financial condition and results of operations as of and for the three and nine months ended December 31, 2024.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the quarter ended December 31, 2024, no Section 16 officer or director as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the "Exchange Act).

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

Signature	Title	Date

/s/ Jeffrey Royal	Chief Executive Officer (Principal Executive Officer)	February 14, 2025
Jeffrey Royal

/s/ Charlie Krebs	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2025
Charlie Krebs