Form 10-K
period 2025-03-31
OLD MARKET CAPITAL Corp
filed 2025-06-30
CIK 1000045

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2025

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

(531) 867-3631

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OMCC	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer		Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of Common Stock of the registrant, all of which is voting, held by non‑affiliates based on the closing sales price on NASDAQ on September 30, 2024 was $42.3 million.

As of June 23, 2025, approximately 6.7 million shares of common stock of the Registrant were outstanding. Of the Registrant’s approximately 12.7 million shares of common stock issued as of that date, approximately 5.4 million shares were held by the Registrant’s principal operating subsidiary and approximately 658 thousand shares were held by the Registrant. Pursuant to applicable law, the shares held by the Registrant and its subsidiary are not entitled to vote and, accordingly, approximately 6.7 million shares were entitled to vote.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III, Items 10 through 14, of this Annual Report on Form 10-K.

OLD MARKET CAPITAL CORPORATION

FORM 10-K

PART I.

Item 1. Business

Our Company

Old Market Capital Corporation (NASDAQ:OMCC), which we refer to as "OMCC," “the Company,” “our Company,” “we,” “us,” or “our” was previously a specialized consumer finance company. After the Company announced the restructuring of its operations in November 2023, the Company now operates as a holding company which indirectly owns a controlling interest in a broadband company and which seeks to pursue additional controlling interests in other companies and sectors yet to be determined.

Former Consumer Finance Business

On November 13, 2023, the Company entered into a Master Asset Purchase Agreement (the "Westlake Purchase Agreement") with Westlake Services, LLC dba Westlake Financial, a California limited liability company ("Westlake Financial"), pursuant to which the Company agreed to sell substantially all of the finance receivables and all of the repossessed assets of the Company. In connection with entering into the Westlake Purchase Agreement, the Company ceased new loan originations of contracts and direct loans. On April 26, 2024, the transactions contemplated by the Westlake Purchase Agreement. The Company no longer originates auto loans and has been in the process of winding down previously charged off accounts and other related business activities.

Broadband Business

On June 15, 2024, the Company, through the acquisition and subsequent contributions, acquired sahres totaling 56.5% of the issued and outstanding common shares of Amplex Electric Inc, an Ohio corporation ("Amplex"), and concurrently with such closing, the Company and the remaining Amplex shareholder contributed all of their Amplex shares to newly formed holding company named Amplex Holdings, Inc., a Delaware corporation ("Amplex Holdings"), in exchange for common shares of Amplex Holdings. Immediately following such exchange the Company held 56.5% of the issued and outstanding common shares of Amplex Holdings, and Amplex Holdings held 100% of the issued and outstanding common shares of Amplex. Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. As of March 31, 2025, Amplex had approximately 13,000 broadband customers (4,400 fiber subscribers) and over 12,000 fiber passings completed. Amplex's customer base includes both residential and commercial customers.

Additional Opportunities for Growth

In addition to Amplex's activities in the broadband sector, the Company is open to exploring other industries that offer the potential for stable and attractive returns on invested capital. The Company intends to continue to pursue an opportunistic approach in identifying opportunities that align with its investment criteria.

Our goal is to drive growth in intrinsic value per share at an appealing rate by retaining capital for reinvestment in the growth of our existing operating subsidiary, pursuing strategic investments, and/or funding new, long-term income-generating ventures. We will regularly evaluate each capital allocation option, and decisions will be made based on our management team's judgment of where capital is most likely to deliver the potential for strong long-term returns.

Our History

The Company started as Nicholas Financial, Inc. (“Nicholas Financial Parent”) a Canadian holding company incorporated under the laws of British Columbia in 1986. The business activities of Nicholas Financial Parent were conducted exclusively through its wholly-owned indirect subsidiary, Nicholas Financial, Inc., a Florida corporation (“NFI”). NFI was a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts (“Contracts”) for purchases of used and new automobiles and light trucks. Additionally, NFI, prior to the end of the third fiscal quarter of the fiscal year 2024, sold consumer-finance related products and, prior to the end of the third fiscal quarter of the fiscal year ended March 31, 2023, NFI originated direct consumer loans (“Direct Loans”). Nicholas Data Services, Inc., a Florida corporation (“NDS”), was a second direct wholly-owned subsidiary of Nicholas Financial Parent and it served as the intermediate holding company for NFI. NF Funding I, LLC, a Florida limited liability company (“NF Funding I”), was a wholly-owned, special purpose financing subsidiary of NFI, but that subsidiary was dissolved prior to the end of the fiscal year ended March 31, 2023 when it no longer served any purpose.

On April 18, 2024, Nicholas Financial Parent filed its Certificate of Corporate Domestication and Certificate of Incorporation in the State of Delaware in order to complete its continuation and domestication from a company incorporated under the laws of British Columbia to a corporation incorporated under the laws of the State of Delaware, as further described and set forth in its Registration Statement on Form S-4 (File No. 333-275704), as amended, filed with the Securities and Exchange Commission ("the SEC") on January 29, 2024, and its Proxy Circular/Prospectus (File No. 333-275704) filed with the SEC on March 19, 2024. As a result of the domestication, the Company's common stock par value increased from $0.00 per share to $0.01 per share.

On April 26, 2024, Nicholas Financial Parent closed upon the sale of substantially all of the finance receivables and all of the repossessed assets of Nicholas Financial Parent and NFI to Westlake Financial, as further described and set forth in its Current Report on Form 8-K filed with the SEC on May 1, 2024 (collectively, the “Loan Portfolio Sale”).

On June 15, 2024, Nicholas Financial Parent closed upon the acquisition of approximately 56.5% of the issued and outstanding common shares of Amplex, as further described and set forth in its Current Report on Form 8-K filed with the SEC on June 21, 2024 (collectively, the “Amplex Acquisition”). In conjunction with the closing of the Amplex Acquisition, Nicholas Financial Parent converted the outstanding principal and accrued interest of approximately $0.8 million in the aggregate under certain term loan advances made from February 2024 to June 2024 ("the Term Loan Advances") into 421 shares of Amplex common stock at the share purchase price of $1,792.55, per share, and Nicholas Financial Parent contributed $3.0 million for 1,674 shares of Amplex common stock, at the purchase price of $1,793.19 per share, bringing Nicholas Financial Parent's total ownership to 56.5% of the issued and outstanding common shares of Amplex.

Effective as of September 27, 2024, Nicholas Financial Parent filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to change its name from Nicholas Financial, Inc. to Old Market Capital Corporation. The Company is a holding company incorporated under the laws of the State of Delaware with NDS as a direct wholly-owned subsidiary, Amplex Holdings as a direct majority-owned subsidiary, and Amplex as an indirect majority controlled subsidiary wholly owned by Amplex Holdings.

In December of 2024, the Company invested an additional $4.5 million into Amplex Holdings for 2,583 shares at the purchase price of $1,742.16 per share, increasing the Company's ownership percentage to 60.9% of the issued and outstanding common shares of Amplex Holdings.

The Company’s principal executive office previously located in Clearwater, Florida was closed in January 2025. The Company's new principal executive offices are now located at 1601 Dodge Street, Suite 3350, Omaha, Nebraska, 68102.

Industry Background

Broadband Services. Amplex offers fiber optic and fixed position wireless connectivity to homes, businesses, and community organizations across Northwest and North Central Ohio. With the growing demand for higher bandwidth and faster connections for both industrial and residential needs, fiber optic technology is increasingly becoming the standard. Unlike metal cables, fiber optic cables provide much greater bandwidth, allowing a far higher volume of data to be transmitted in less time. This enhanced capacity is one of the primary advantages of fiber optics. Additionally, fiber optics experience low power loss, enabling longer transmission distances compared to other media. They are also less susceptible to electromagnetic interference, offer greater capacity, and are lighter than traditional copper wire connections. Made of glass, fiber optic cables can also offer cost benefits over copper wire.

However, fiber optic technology comes with its challenges. It can be more difficult and expensive to install than copper and requires time for engineering and permitting as well as the need for specialized equipment for installation and testing. Fiber is also more prone to damage during installation or construction activities. Despite these challenges, we believe that the demand for broadband services has surged since the COVID-19 pandemic and will continue to rise as businesses and consumers increasingly rely on remote connectivity for work, education, telehealth, and other needs. As new technologies evolve, the demand for digital information and services is expected to grow.

In addition to fiber optic technology, Amplex maintains a strong fixed position wireless network where they are able to provide a high bandwidth solution in rural areas and communities where fiber technology does not currently exist and/or it is cost prohibitive to install.

Business Overview and Strategy

General Overview. Since present management took over and restructured the Company's operations, we are actively engaged in seeking investment opportunities to add intrinsic value for shareholders. Our strategy centers on investing in companies and business sectors that have a proven track record, or that we believe have the potential to consistently generate strong earnings over time. We focus on those with attractive historical pre-tax returns on tangible equity capital, and that we believe are available at a fair price.

We intend to explore acquisitions through a variety of channels, including internal outreach such as phone calls, research, and mailings, as well as long-standing business relationships. We also plan to evaluate opportunities presented by brokers and other professionals. Our focus remains on acquisitions that align with our growth strategy. All potential acquisitions carry inherent risks and uncertainties, including the timing, likelihood, and extent of anticipated benefits or cost savings. In addition to full acquisitions, we are also exploring opportunities to acquire significant interests in existing businesses. We prioritize businesses with a track record of strong, consistent earnings and solid pre-tax returns on tangible equity, provided they are available at a reasonable valuation. While we generally prefer a controlling interest, we may consider minority positions or stock-based transactions when the economics are compelling.

Broadband. We aim to capitalize on the increasing demand for high-speed internet in rural areas, driven by the broader shift toward digital consumption and remote work. Amplex currently serves underserved communities across Northwest and North Central Ohio where existing providers often fail to deliver adequate speed and bandwidth.

Our strategy is to expand our presence in the rural broadband sector, anticipating continued growth in demand for reliable, high-capacity internet access. We believe fiber-to-the-home (FTTH) is a long-term asset that aligns with our focus on investing in durable businesses capable of delivering attractive pre-tax returns on invested capital. Studies indicate that many U.S. households, especially outside major metropolitan areas, remain unconnected to high-speed broadband due to limited all-fiber infrastructure.

By utilizing the Company’s strong balance sheet, access to a $21 million loan under the USDA’s Rural Utilities Service ("RUS") Reconnect loan program, a strong relationship with Hancock-Wood electrical cooperative, a local power utility, and alignment with the Company's management team, we believe we are well-positioned to extend FTTH service to more communities across Northwest and North Central Ohio. We view the FTTH market as one with a diversified customer base and barriers to entry that limit competition. Furthermore, the broadband space remains highly fragmented, with many small operators who may be open to acquisition, offering us continued opportunities for growth.

Competition

Broadband. Amplex's broadband business delivers high-speed internet access, primarily targeting rural and underserved communities with limited connectivity and growing bandwidth needs. As demand for faster, more reliable service continues to rise, we recognize that competition may increase. Major operators—such as Brightspeed, Charter Communications, Comcast, and Frontier—as well as telecom companies like AT&T, T-Mobile, and Verizon, may seek to expand into the markets Amplex serves.

We also anticipate potential competition for Amplex from emerging technologies, including 5G home internet and other next-generation solutions, which may disrupt traditional service models. Amplex's broadband services will continue to compete with a broad range of providers, including wireless carriers, satellite and wireline broadband operators, and companies investing in fiber-based infrastructure.

Rapid technological advancements may further challenge existing business models, and we remain focused on adapting Amplex's strategy to stay competitive in an evolving digital landscape.

Regulation

Through the Amplex Acquisition, many but not all of Amplex’s services and networks will be regulated by the Federal Communications Commission (the “FCC”), as well as by state and local governments. Whether Amplex’s networks or services are regulated or unregulated depends on numerous factors, including but not limited to whether Amplex offers telecommunications service, as defined in state and federal laws, or video service. The construction and maintenance of Amplex’s fiber optic networks may face local regulations that can adversely impact the timing or deployment of services. Certain of Amplex’s services that are provided via wireless transmission require FCC licenses. In private communities and mobile home parks, Amplex may be required to obtain the consent of the homeowners’ association or other property owners to provide services, and Amplex may have to pay a fee to obtain access to the property and provide its services. Finally, to deploy Amplex’s networks, it frequently must obtain agreements from local power utilities to use their poles and in some cases easements from landowners.

Human Capital Resources

We believe that long-term stockholder value is best achieved by business practices that support the broader interests of all stakeholders, including our employees. We are committed to fostering a workplace where employees feel engaged, empowered, and appropriately rewarded. Our culture is central to how we operate and grow, and we actively promote collaboration, creativity, inclusivity, and a sense of ownership across the organization.

As of March 31, 2025, we employed 82 individuals: 79 in broadband operations and 3 in administrative or corporate functions at the OMCC level. Over 98% of our workforce is full-time, and none of our employees are represented by collective bargaining agreements. We believe our relationship with employees is strong.

Hiring, developing, and retaining talent is a key priority. We strive to cultivate a diverse and inclusive workplace where employees feel respected and are supported in reaching their full potential. We offer competitive compensation and benefits, including fair wages, performance-based incentives, a 401(k) plan with company matching, healthcare coverage, parental leave, and other benefits designed to support overall well-being. Additionally, the Company maintains an Employee Assistance Program which is part of the standard benefits package for personal issues that arise outside of the Workers Compensation plan.

Employee safety is a core focus, and we dedicate significant resources to safety training and education. To further support a responsible and transparent work environment, we maintain an Employee Handbook which directs employee inquiries or issues to supervisors, HR, or directly to Management. We maintain an open-door policy where employees have numerous confidential communication avenues to raise concerns directly to senior management.

Available Information

The Company’s filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, definitive proxy statements on Schedule 14A, Current Reports on Form 8-K, and any amendments to those reports filed pursuant to Sections 13, 14 or 15(d) of the Exchange Act, are made available free of charge through the Investors section of the Company’s Internet website at https://www.oldmarketcapital.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report. Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov.

ITEM 1A. Risk Factors

The following factors, as well as other factors not set forth below, may adversely affect the business, operations, financial condition or results of operations of the Company (sometimes referred to in this section as “we” “us” or “our”). The risks described in this Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Business and Industry

Weak economic conditions may have a negative impact on Amplex.

Weak economic conditions may have a negative impact on Amplex. A substantial portion of Amplex's revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. Weak economic conditions in the United States may affect demand for Amplex products and services and have a negative impact on its results of operations. For example, weak economic conditions will likely impact Amplex customers’ discretionary spending and as a result, they may reduce the level of services to which they subscribe or may discontinue subscribing to one or more of the Amplex services altogether. This risk may be increased by the expanded availability of free or lower cost competitive services, such as certain streaming services, or substitute services for broadband and voice services, such as wireless and public Wi-Fi networks.

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

Radio spectrum, both unlicensed and licensed, is critical to the operation of Amplex's fixed wireless network. FCC or Congressionally mandated changes to the operating regulations, forced relocations of existing licensed spectrum, and other regulatory changes may result in significant cost and/or loss of customers.

We may incur losses due to asset impairment charges related to goodwill and other intangible assets.

In addition to reviewing our investment securities for potential impairment, and as a result of the Amplex Acquisition, the addition of goodwill and intangible assets to our balance sheet we plan to conduct an annual goodwill impairment test, to be performed in the Company's fourth fiscal quarter annually. The recent review and subsequent valuation work performed by a third party as part of our purchase price allocation analysis for the Amplex Acquisition did not result in any impairment charges. However, we continue to monitor events or changes in circumstances that could indicate the need for an interim impairment test before our next annual review.

For instance, a sustained period during which our market capitalization falls significantly below our book value could be an indicator that the fair value of one or more reporting units is less than its carrying amount. In such cases, we would be required to perform an impairment test under ASC 350, Goodwill and Other Intangible Assets. If impairment is confirmed and the presumption of fair value decline cannot be overcome, we would record a non-cash charge. Any such charge could materially and adversely affect our financial condition and results of operations.

We rely significantly on our executive leadership, and the loss or limited availability of key personnel could negatively impact our business.

Our success is highly dependent on the expertise, leadership, and continued service of our executive officers and senior management team, including our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the senior leadership of Amplex as our sole operating subsidiary. The unexpected departure, unavailability, or reduced involvement of any of these individuals could materially and adversely affect our operations, financial condition, and future prospects. The Company is focused on maximizing shareholder value and intentionally keeps corporate headcounts low and as efficient as possible to keep overhead costs down.

Risks Related to our Common Stock

Operating as a U.S. public company exposes us to increased costs and regulatory burdens.

As a publicly traded company in the United States, we face ongoing and significant expenses related to legal, accounting, insurance, and compliance obligations. These include costs associated with SEC reporting requirements, NASDAQ listing standards, and the Sarbanes-Oxley Act, as well as other corporate governance and regulatory frameworks. These requirements have increased steadily over time and are expected to continue doing so, resulting in higher compliance costs and more time-consuming administrative processes.

Although the exact impact is difficult to quantify, we anticipate elevated spending in areas such as legal counsel, audit services, director and officer liability insurance, and internal controls. In some cases, obtaining adequate insurance coverage may become more difficult or costly, potentially requiring us to accept lower policy limits or pay higher premiums. These regulatory demands may also hinder our ability to attract and retain qualified directors, executive officers, and committee members.

We may seek to raise additional equity capital through public or private offerings, which could significantly dilute your investment.

Future sales of our equity securities, whether through follow-on offerings, private placements, or equity awards under management’s compensation plan, could result in material dilution to existing stockholders. We may require substantial additional capital to support our acquisition strategy and ongoing operations. There is no assurance that we will be able to raise such funds on favorable terms, or at all. Failure to secure needed capital on a timely basis could have a material adverse effect on our business.

If we issue equity or convertible securities, including preferred stock, these securities may include voting rights, dividend and liquidation preferences, conversion or redemption features, and antidilution protections. Such issuances may reduce the ownership percentage of existing stockholders, negatively affect the market value of our stock, and potentially alter the rights of current holders. Additionally, the issuance or anticipated conversion of such securities could impair our ability to raise future capital on favorable terms, as holders may choose to convert when it is least advantageous for us to seek new financing.

We may incur additional debt financing, which could impose restrictive covenants and materially affect our financial condition.

As of the date of this report, aside from borrowings by Amplex under the RUS loan program, we have not engaged in significant debt financing. However, if our operations expand and we reach higher levels of revenue and cash flow, we may choose to utilize debt to support acquisitions and operational needs. Subject to market conditions and capital availability, we or our subsidiaries could incur substantial debt through various instruments, such as credit facilities (including term loans and revolving credit lines), structured financings, or public or private debt offerings.

Future debt arrangements may include restrictive covenants that limit our financial and operational flexibility. Non-compliance with these covenants could materially impact our ability to meet debt obligations and could have a significant adverse effect on our financial condition. Some of these arrangements may occur at the subsidiary level, but could also include parent-level guarantees or require pledging of substantially all assets of the Company or its subsidiaries.

The amount of leverage we may use will depend on several factors, including acquisition and investment opportunities, available capital, access to credit markets, and our and our lenders’ views on the stability of our cash flows. Our organizational documents impose no cap on the amount of debt we may incur, and we may substantially increase our leverage at any time without shareholder approval. Debt levels may vary across different assets and entities within our structure, with some subsidiaries carrying significantly higher leverage.

While leverage can amplify returns, it also increases risk. Incurring substantial debt could expose us to risks that may materially and adversely impact our business, including:

•
Insufficient cash flow to meet principal and interest obligations or comply with debt covenants, potentially resulting in:
o
Debt acceleration and cross-defaults under related agreements;
o
Inability to access additional credit, or;
o
Foreclosure or forced sale of assets;
•
Heightened vulnerability to adverse economic, industry, or market conditions;
•
Reduced financial flexibility, as a significant portion of operating cash flow may be allocated to debt service rather than to operations, acquisitions, distributions, or other initiatives, or:
•
Inability to refinance maturing debt on favorable terms, if at all.

Our ability to access capital may be limited.

Our access to equity and debt capital is influenced by factors largely outside our control, such as:

•
General economic, market, or industry conditions;
•
Market perceptions of our asset quality and growth potential;
•
Our current and projected earnings and shareholder distributions, and;
•
The market value of our securities.

Should access to capital become constrained, we may need to rely more heavily on equity issuances, which could dilute existing shareholders, or on expensive debt financing that consumes a significant share of operating cash flow. We cannot guarantee that capital—whether equity or debt—will be available when needed or on favorable terms, if at all. A lack of access to adequate financing could negatively affect our operations, growth prospects, financial condition, and results of operations.

Risks Related to Privacy and Cybersecurity

Cybersecurity threats and IT system disruptions could significantly impact our business, financial condition, and operations.

OMCC and Amplex rely heavily on information technology systems to manage essential functions, including data management, communications, supply chain logistics, inventory, customer transactions, financial reporting, regulatory compliance, and human resources. Any disruption to these systems, whether due to internal failures, system upgrades, or transitions to new platforms could result in operational delays, transaction errors, data loss, and customer dissatisfaction. These disruptions could materially and adversely affect our business, prospects, financial results, condition, and cash flows as well as Amplex's.

Our systems and Amplex's systems are also vulnerable to damage or interruption from events beyond our control, such as natural disasters, power outages, system failures, cyberattacks, security breaches, human error, and other unforeseen incidents. The shift to remote work has further increased exposure to these risks. In the event of serious disruption, we may be forced to invest heavily in system repairs or replacements and could face prolonged service outages.

Additionally, OMCC and Amplex collect, store, and transmit confidential and personal information, including customer, employee, and vendor data. The secure transmission of this data, particularly through public networks and digital payment systems, is critical to our operations. A breach in our own systems, or those of third-party vendors who handle this data on our behalf, could result in:

•
Business disruptions;
•
Regulatory fines and penalties;
•
Legal liabilities and litigation;
•
Loss of customer trust and brand reputation; and/or
•
Substantial costs to investigate, remediate, and enhance cybersecurity infrastructure.

These risks are compounded by the increasing frequency, sophistication, and evolving nature of cyber threats—including ransomware, phishing, password theft, social engineering, and malware. Attacks may go undetected for extended periods and lead to unauthorized access, disclosure, theft, or destruction of sensitive information.

Despite our efforts to maintain robust cybersecurity measures, we cannot guarantee the security of our or Amplex's IT systems or those of our service providers. A successful cyberattack or data breach could have a material adverse effect on our operations, financial condition, and overall business performance.

Amplex operates in a highly competitive market, often against companies with significantly greater resources, and its inability to compete effectively could harm its business and reduce its market share.

Amplex's broadband services face strong competition from a range of technologies, including traditional cable and satellite services. Many of its competitors, particularly established cable and wireless providers possess substantially greater financial, marketing, and human resources than Amplex or we do. These advantages may enable such competitors to offer a broader array of products and services, invest more aggressively in customer acquisition, and retain existing customers more effectively.

Additionally, emerging technologies could introduce new alternatives to the FTTH services Amplex currently offers, further intensifying competition. As Amplex pursues growth and expansion into new markets, Amplex may encounter entrenched incumbent providers with strong brand recognition and loyal customer bases. These incumbents may present significant barriers to entry, making it difficult for Amplex to gain the market share necessary to operate profitably in those areas. Failure of Amplex to compete successfully could adversely affect our business, financial performance, and long-term prospects.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We are committed to maintaining the confidentiality, integrity, and availability of our information systems and data. As part of this commitment, we have implemented a comprehensive cybersecurity program to protect against unauthorized access, use, disclosure, modification, or destruction of our information assets. We are committed to ensuring the security and protection of our Company’s information assets and the personal information of our employees, and other stakeholders.

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

During the fiscal year ended March 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company personnel. The Company also utilizes an external agency with long term expertise in cybersecurity. The external agency is responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

Item 2. Properties

The Company leases its corporate headquarters as well as the subsidiary's office and warehouse facilities. The Company’s headquarters, located at 1601 Dodge Street, Suite 3350, in Omaha, Nebraska, consist of approximately 1,400 square feet of office space leased at an annual rate of approximately $26.27 per square foot. The current lease relating to this space was entered into effective March 1, 2025 and expires on February 29, 2028.

As of March 31, 2023, the Company has closed each of its 47 branch offices located in Alabama, Florida, Georgia, Idaho, Illinois, Indiana, Kentucky, Michigan, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Wisconsin. The Company previously acquired Contracts in Idaho and Texas through its virtual expansion office operations based in the Charlotte, North Carolina corporate location. The lease relating to the Company's former central business operations hub, which was located in Rock Hill, South Carolina, was terminated effective January 31, 2024. The lease relating to the Company's former corporate headquarters, which was located in Clearwater, Florida, was terminated effective January 31, 2025.

Item 3. Legal Proceedings

See the disclosure in Note 10 - "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which disclosure is hereby incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company’s common shares are traded on the NASDAQ Global Select Market under the symbol “OMCC.”

Holders of Record of Common Stock

As of June 27, 2025, there were approximately 58 holders of record of the Company’s common shares.

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

In August 2019, the Board authorized additional repurchase of up to $1.0 million of the Company’s outstanding shares.

There were no shares of our Common Stock repurchased by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the final three months of the fiscal year ended March 31, 2025, other than 0.7 million shares purchased from shareholders dissenting on the sale of assets to Westlake, as discussed further in Note 2 "Summary of Significant Accounting Policies."

Item 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward- Looking Statements

Certain statements in this Annual Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements. See “Forward-Looking Statements” immediately prior to Item 1 of Part I of this Annual Report for factors relating to these statements and “Risk Factors” in Item 1A of Part I of this Annual Report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report and the audited consolidated financial statements and notes thereto as of and for the year ended March 31, 2025, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2025. Our results of operations for the fiscal year ended March 31, 2025, may not be indicative of our future results.

Overview

The Company was previously a specialized consumer finance company focused on subprime auto lending. After the Company announced the restructuring of operations in November 2023, the Company now operates as a holding company which owns an indirect controlling interest in Amplex, a broadband company located in northwest Ohio. The Company, which is based in Omaha, Nebraska, continues to pursue additional controlling interests in other companies and sectors yet to be determined.

Change in Operating Strategy

On November 13, 2023, the Company entered into the Westlake Purchase Agreement pursuant to which the Company has agreed to sell substantially all of the Company's finance receivables and all of its repossessed assets to Westlake Financial. On April 26, 2024, the transactions contemplated by the Westlake Purchase Agreement closed.

On June 15, 2024, the Company closed upon the acquisition of 51% of the issued and outstanding common shares of Amplex, which was placed into a newly formed entity Amplex Holdings. Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. As of March 31, 2025, Amplex had approximately 13,000 broadband customers (4,400 fiber subscribers) and over 13,000 fiber passings completed.

Concurrently, on June 15, 2024, the Company converted the outstanding principal of $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the Share Purchase Price of $1,792.55 and purchased 1,674 shares of Amplex common stock at the same Share Purchase Price for a purchase price of $3.0 million. These transactions concurrently executed at the Transaction Closing Date increased the Company's ownership in Amplex to 56.5%. During the year ended March 31, 2025, the Company entered into a Subscription Agreement whereby the Company invested an additional $4.5 million into Amplex, increasing the Company's ownership percentage to 61%.

How We Generate Revenues and Evaluate our Business

The Company generates revenues primarily its equity interest in Amplex Holdings, which derives its revenues from Amplex's operations. Amplex generates revenues through customer contracts and provides wireless internet services, fiber internet services, video, and other services including voice over internet protocol (VoIP) services. Amplex fulfills obligations and recognizes revenue under a contract with a customer by transferring products and services in exchange for consideration from the customer. Payments received or consideration billed in advance are recorded as deferred revenue. Further, Amplex records accounts receivable for services billed in advance.

Operating income (loss) is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define operating income (loss) as revenues less operating expenses. Operating expenses for Amplex include the cost of wireless and fiber internet services, cost of other revenue, plant specific and nonspecific operations expenses, general and administrative expenses, and depreciation and amortization expenses.

Result of Operations

Fiscal Year Ended March 31, 2025 compared to Fiscal Year Ended March 31, 2024

Revenues of Continuing Operations

For the fiscal year ended March 31, 2025 and 2024, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Year Ended March 31,		Variance
(In thousands)	2025	2024	$ Change	% Change
Revenue
Wireless internet services	$5,432	$-	$5,432	100%
Fiber internet services	2,600	-	2,600	100%
Other revenue	1,334	-	1,334	100%
Total revenue	$9,366	$-	$9,366	100%

Revenue totaled $9.4 million for the fiscal year ended March 31, 2025, compared to $0 for the fiscal year ended March 31, 2024. The increase in revenue for the fiscal year ended March 31, 2025 is primarily due to revenue now received by the Company from additional services now now provided by Amplex that were not provided in the prior period. Through acquiring a majority interest in Amplex Holdings, which holds 100% of Amplex, the Company now indirectly through Amplex provides wireless internet services, fiber internet services, and other services including VOIP telephone and video streaming. Further, as a result of the Westlake Purchase Agreement in April of 2024 and the Amplex Acquisition in June of 2024, the Company's revenue is not comparable on a year-over-year basis.

Expenses of Continuing Operations

For the fiscal years ended March 31, 2025 and 2024, our expenses in dollars and as a percentage of total expenses were as follows:

	For the Year Ended March 31,		Variance
(In thousands)	2025	2024	$ Change	% Change
Operating expenses
Marketing	$308	$-	$308	100%
Cost of wireless and fiber internet services	548	-	548	100%
Cost of other revenue	638	-	638	100%
Plant specific operations	1,240	-	1,240	100%
Plant nonspecific operations	771	-	771	100%
General and administrative	10,813	6,159	4,654	76%
Depreciation and amortization	2,007	84	1,923	2289%
Total operating expenses	$16,325	$6,243	$10,082	161%

Cost of Wireless and Fiber Internet Services and Cost of Other Revenue of Continuing Operations

Cost of wireless and fiber internet services totaled $0.5 million for the fiscal year ended March 31, 2025, compared to $0 for the fiscal year ended March 31, 2024. In addition, cost of other revenue totaled $0.6 million for the fiscal year ended March 31, 2025 compared to $0 for the fiscal year ended March 31, 2024. As discussed above, the Company now indirectly through Amplex provides wireless internet, fiber internet, and other services in conjunction with its acquisition of a majority interest in Amplex Holdings, which holds 100% of Amplex. Therefore, the cost of wireless and fiber internet services and cost of other revenue increased during the fiscal year ended March 31, 2025 and when compared to the prior period. As a result of the Westlake Purchase Agreement in April of 2024 and the Amplex Acquisition in June of 2024, the Company's cost of wireless and fiber internet services and cost of other revenue is not comparable on a year-over-year basis.

Plant Specific and Plant Nonspecific Operations of Continuing Operations

Plant specific and plant nonspecific operations expenses totaled $2.0 million for the fiscal year ended March 31, 2025, compared to $0 for the fiscal year ended March 31, 2024. Due to the Amplex Acquisition, the Company began providing additional services during the fiscal year ended March 31, 2025 that were not provided in prior periods. Therefore, plant specific and nonspecific operations expenses increased for the fiscal year ended March 31, 2025 when compared to the prior period. As a result of the Westlake Purchase Agreement in April of 2024 and the Amplex Acquisition in June of 2024, the Company's plant specific and nonspecific operations expenses are not comparable on a year-over-year basis.

General and Administrative Expenses of Continuing Operations

General and administrative expenses totaled $10.8 million for the fiscal year ended March 31, 2025, compared to $6.2 million fiscal year ended March 31, 2024. The increase in general and administrative expenses for the fiscal year ended March 31, 2025 is primarily due to additional professional fees and restructuring expenses incurred in relation to the Amplex Acquisition, which was closed by the Company during the period. As a result of the Westlake Purchase Agreement in April of 2024 and the Amplex Acquisition in June of 2024, the Company's general and administrative expenses are not comparable on a year-over-year basis.

Depreciation and Amortization Expenses of Continuing Operations

Depreciation and amortization expense totaled $2.0 million for the fiscal year ended March 31, 2025, compared to $0.1 million for the fiscal year ended March 31, 2024. The increase in depreciation and amortization expense for the fiscal year ended March 31, 2025 is primarily due to an increase in property, plant, and equipment and intangible assets resulting from Amplex Acquistion. With the Westlake Purchase Agreement in April of 2024 and the Amplex Acquisition in June of 2024, the Company's depreciation and amortization expense is not comparable on a year-over-year basis.

Emigration Tax Expense of Continuing Operations

Emigration tax expense was $1.7 million for the fiscal year ended March 31, 2025 compared to $0 for the fiscal year ended March 31, 2024. The increase in emigration tax expense in the current period is due to the Company completing its continuation and domestication from a company incorporated under the laws of British Columbia to a corporation incorporated under the laws of the State of Delaware as of April 18, 2024.

Loss on Dissenting Shareholders' Liability of Continuing Operations

Loss on dissenting shareholders' liability was $1.1 million for the fiscal year ended March 31, 2025 compared to $0 for the fiscal year ended March 31, 2024. The increase in loss on dissenting shareholders' liability is a result of the change in fair value of the liability during the period that represents the amount owed to dissenting shareholders from the sale of assets to Westlake Financial. As of March 31, 2025, the Company settled the total amount owed to the dissenting shareholders.

Discontinued Operations

Income from discontinued operations was $0.5 million for the fiscal year ended March 31, 2025 compared to the loss of $14.7 million for the fiscal year ended March 31, 2024. The increase in income for the fiscal year ended March 31, 2025 is primarily attributable to a decrease in general and administrative expenses and a decrease in credit losses due to the sale of the finance receivables and repossessed assets to Westlake Financial when compared to the fiscal year ended March 31, 2024.

Liquidity and Capital Resources

During the fiscal year ended March 31, 2025, the Company closed on the Share Purchase Agreement with Amplex, in which the Company purchased 51% of the issued and outstanding common shares, no par value per share, of Amplex and to make payment to holders of options for Amplex’s common shares in consideration of cancellation of such options for total purchase consideration of $18.4 million. In conjunction with the closing of the Share Purchase Agreement, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the Share Purchase Price of $1,792.55 and purchased an additional 1,674 shares of Amplex common stock at the share purchase price of $1,792.55 per share for a purchase price of $3.0 million. During the quarter ended December 31, 2024, the Company entered into a Subscription Agreement whereby the Company invested an additional $4.5 million into Amplex, increasing the Company's ownership percentage to 61%. For further details of the Amplex Acquisition, refer to Note 3, "Business Combinations" of the Notes to Consolidated Financial Statement

The Company's cash flows are summarized as follows:

	Fiscal Year Ended March 31,
(In thousands)	2025	2024
Net cash (used in) provided by operating activities	$(1,900)	$1,827
Net cash provided by investing activities	12,548	45,801
Net cash used in financing activities	(4,801)	(29,100)

Our major source of liquidity and capital is cash generated from our ongoing operations and our borrowing capacity under the RUS Loan.

Assuming business operations continue as currently structured, we believe our cash balance, expected operating cash flows, and available borrowing capacity under the RUS Loan will be sufficient to meet our cash needs and planned expenditures over the next 12 months. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms.

Net cash (used in) provided by operating activities decreased for the fiscal year ended March 31, 2025 when compared to the fiscal year ended March 31, 2024. The decrease in cash (used in) provided by operating activities was primarily due to a decrease in net loss of $15 million, noncash charge of $1.1 million for the loss on dissenting shareholders' liability, and net change in operating assets and liabilities of $0.5 million, partially offset by a decrease in cash provided by operating activities from discontinued operations of $22.6 million. Further, as a result of the Westlake Purchase Agreement in April of 2024 and the Amplex Acquisition in June of 2024, the Company's change in cash provided by operating activities is not comparable on a year-over-year basis.

Net cash provided by investing activities decreased for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. The decrease in net cash provided by investing activities is primarily due to $18.1 million of cash paid for the Amplex Acquisition in June 2024, partially offset by an increase in net cash provided by investing activities from discontinued operations of $85.1 million for the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. As a result of the Westlake Purchase Agreement in April of 2024 and the Amplex Acquisition in June of 2024, the Company's change in cash provided by investing activities is not comparable on a year-over-year basis.

Net cash used in financing activities decreased during the fiscal year ended March 31, 2025 compared to the fiscal year ended March 31, 2024. The decrease was primarily due to the repurchase of $5.6 million worth of shares of common stock held by dissenting shareholders, offset by the proceeds of long-term debt of $0.6 million during the fiscal year ended March 31, 2025.

We have no material commitments for capital expenditures as of March 31, 2025. Part of our growth strategy, however, is to acquire businesses. We would anticipate funding such activity through cash on hand, the issuance of debt, Common Stock, restricted stock units, and warrants for our Common Stock or a combination thereof.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Significant Developments

None.

Critical Accounting Policies and Estimates

Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Our acquisition of a controlling interest in Amplex closed June 15, 2024. Our critical accounting policies relate to business combinations.

We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill. We identify and attribute fair values and estimated lives to the intangible assets acquired and allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. Once the measurement period ends, which in no case extends beyond one year from the acquisition date, revisions to the accounting for the business combination are recorded in earnings. All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expenses in the period in which they are incurred.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. A critical accounting estimate is an estimate that: (i) is made in accordance with GAAP, (ii) involved a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company's financial condition or results of operations. The Company’s critical accounting estimates and assumptions affecting the financial statements relate to the fair value of assets acquired and liabilities assumed. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates and asset lives. We base our fair value estimates on assumptions we believe are reasonable but recognize that the assumptions are inherently uncertain.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm0F

To the Shareholders, Board of Directors, and Audit Committee

Old Market Capital Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Old Market Capital Corporation and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, redeemable non-controlling interest and shareholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Acquired Property, Plant and Equipment, Trade Name and Customer Relationships

As described in Note 3 to the financial statements, on June 15, 2024, the Company acquired a majority of the issued and outstanding common shares Amplex Electric, Inc. The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, that identifiable assets acquired be recognized at their fair values as of the acquisition date. Such acquired assets included property, plant and equipment, a trade name and customer relationships, which were valued using valuation models and methods. We identified the Company’s fair value estimates of the acquired property, plant and equipment, a trade name and customer relationships as a critical audit matter. The principal considerations for that determination included the level of subjectivity, judgment, and audit effort involved in evaluating management’s fair value estimates, particularly assumptions related to the forecasted revenues and cash flows, attrition rate, discount rate, and market-based royalty rate, as well as the involvement of an auditor’s specialist.

The primary procedures we performed to address this critical audit matter included the following:

•
We obtained an understanding of management’s process for determining the fair value measurements of the acquired property, plant and equipment, trade name and customer relationships.
•
We evaluated forward-looking assumptions, such as the forecasted revenues and cash flows, attrition rate, discount rate, and market-based royalty rate used by management, by performing procedures that included, but were not limited to, comparisons to industry and historical performance data, and sensitivity analysis to assess their reasonableness.
•
Utilizing internal valuation specialists, we evaluated the significant assumptions and methods used in developing the fair value estimates of the property, plant and equipment, trade name and customer relationships, including:
o
We evaluated the appropriateness of the valuation models and methodologies used by management in making the estimate.
o
We evaluated the reasonableness of the key assumptions used by management related to the revenue and cash flow projections and attrition.
o
We developed an independent calculation of the discount rate for comparison with the rate used by management.
o
We reperformed the calculation of the fair value of the property, plant and equipment.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2022.

Atlanta, Georgia

June 27, 2024

Old Market Capital Corporation

Consolidated Balance Sheets

(In thousands)

	March 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$24,516	$18,982
Accounts receivable - net of related allowance for credit loss of $2 and $0	109	-
Materials and supplies	968	-
Income taxes receivable	902	902
Prepaid expenses and other assets	941	373
Assets of discontinued operations	-	39,441
Total current assets	27,436	59,698
Operating lease right-of-use assets	2,963	65
Property, plant, and equipment, net	30,945	75
Intangible assets, net	3,673	-
Goodwill	12,280	-
Other assets	375	-
Total assets	$77,672	$59,838

Liabilities, redeemable non-controlling interest and shareholders' equity
Current liabilities:
Accounts payable	$1,300	$99
Accrued expenses and other current liabilities	588	335
Current portion of operating lease liabilities	286	-
Contract liability	569	-
Current portion long-term debt	69	-
Liabilities of discontinued operations	90	497
Total current liabilities	2,902	931
Deferred income taxes	4,306	-
Long-term debt	759	-
Operating lease liabilities	2,685	65
Total liabilities	10,652	996
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	13,880	-
Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	-	-
Common stock, 50,000 shares authorized, $0.01 par value, 12,674 shares issued and 6,696 outstanding at March 31, 2025; no par value, 12,657 shares issued and 7,289 shares outstanding at March 31, 2024	67	35,267
Treasury stock: 6,020 and 5,368 common shares, at cost, as of March 31, 2025 and March 31, 2024, respectively	(82,423)	(76,794)
Additional paid-in capital	41,645	-
Retained earnings	93,851	100,369
Total shareholders' equity	53,140	58,842
Total liabilities, redeemable non-controlling interest and shareholders' equity	$77,672	$59,838

See accompanying Notes to the Consolidated Financial Statements.

Old Market Capital Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year ended March 31,
	2025	2024
Revenue
Wireless internet services	$5,432	$-
Fiber internet services	2,600	-
Other revenue	1,334	-
Total revenue:	9,366	-
Operating expenses
General and administrative	10,813	6,159
Depreciation and amortization	2,007	84
Plant specific operations	1,240	-
Plant nonspecific operations	771	-
Cost of other revenue (exclusive of depreciation shown separately)	638	-
Cost of wireless and fiber internet services (exclusive of depreciation shown separately)	548	-
Marketing	308	-
Total operating expenses	16,325	6,243

(Loss) from operations	(6,959)	(6,243)

Other income (expense)
Interest income, net	1,376	145
Emigration tax (expense)	(1,711)	-
(Loss) on dissenting shareholders' liability	(1,103)	-
Gain on sale of assets	29	-
Gain on lease settlement	14	-
Other income (expense)	66	-
Total other income (expense), net	(1,329)	145

(Loss) before income taxes	(8,288)	(6,098)
Income tax (expense) benefit	(63)	-
(Loss) from continuing operations, net of tax	(8,351)	(6,098)

Income (loss) from discontinued operations, net of tax	3,038	(14,703)

Net (loss)	(5,313)	(20,801)

Less: Net (loss) attributable to redeemable noncontrolling interest	(164)	-

Net (loss) attributable to common shareholders	$(5,149)	$(20,801)

Net (loss) per share attributable to common shareholders from continuing operations:
Basic	$(1.22)	$(0.84)
Diluted	$(1.22)	$(0.84)

Net income (loss) per share attributable to common shareholders from discontinued operations:
Basic	$0.45	$(2.02)
Diluted	$0.45	$(2.02)

Net (loss) per share attributable to common shareholders:
Basic	$(0.77)	$(2.86)
Diluted	$(0.77)	$(2.86)

See accompanying Notes to Consolidated Financial Statements.

Old Market Capital Corporation

Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity

(In Thousands)

	Year Ended March 31, 2025
	Redeemable Non-Controlling Interest	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity
		Shares	Amount
Balance at March 31, 2024	$-	7,289	$35,267	$(76,794)	$-	$100,369	$58,842
Issuance of restricted stock awards	-	17	-	-	-	-	-
Reclassification of dissenting shares to liability	-	(652)	(3,157)	-	-	(1,369)	(4,526)
Redomestication from Canada to Delaware and reduction of par value	-	-	(32,043)	-	32,043	-	-
Repurchase of common stock from dissenting shareholders	-	-	-	(5,629)	5,629	-	-
Share-based compensation	-	42	-	-	373	-	373
Acquisition of Amplex	17,644	-	-	-	-	-	-
Purchase of additional shares of Amplex	(3,600)	-	-	-	3,600	-	3,600
Net income (loss)	(164)	-	-	-	-	(5,149)	(5,149)
Balance at March 31, 2025	$13,880	6,696	$67	$(82,423)	$41,645	$93,851	$53,140

	Year Ended March 31, 2024
	Common Stock		Treasury Stock	Retained Earnings	Total OMCC Shareholders' Equity
	Shares	Amount
Balance at March 31, 2023	7,289	$35,223	$(76,794)	$121,380	$79,809
Cumulative effect of adoption of ASU 2016-13, net of tax	-	-	-	(210)	(210)
Share-based compensation	-	44	-	-	44
Net loss	-	-	-	(20,801)	(20,801)
Balance at March 31, 2024	7,289	$35,267	$(76,794)	$100,369	$58,842

See accompanying Notes to Consolidated Financial Statements.

Old Market Capital Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,313)	$(20,801)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,007	84
Amortization of debt issuance costs	-	164
Loss on dissenting shareholders' liability	1,103	-
Gain on sale of assets	(29)	89
Share-based compensation	473	44
Impairment of operating lease right-of-use assets	56	-
Deferred income taxes	63	-
Provision for credit losses	2	-
Amortization of operating lease right-of-use assets	109	59
Gain on lease settlement	(14)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	5	-
Materials and supplies	(431)	-
Prepaid expenses and other assets	124	54
Accounts payable, accrued expenses, and other liabilities	441	(509)
Operating lease liabilities	(143)	(46)
Income taxes receivable	-	44
Other assets	(375)	-
Cash provided by (used in) operating activities from discontinued operations	22	22,645
Net cash (used in) provided by operating activities	(1,900)	1,827
Cash flows from investing activities:
Cash paid for acquisition of Amplex, net of cash acquired	(18,143)	(300)
Payments for property, plant, and equipment	(8,416)	-
Proceeds from the disposal of property, plant, and equipment	95	(13)
Net cash provided by investing activities from discontinued operations	39,012	46,114
Net cash provided by investing activities	12,548	45,801
Cash flows from financing activities:
Proceeds from RUS Loan	615	-
Proceeds from Bank Equipment Financing Loans	248	-
Payment on Bank Loans	(35)	-
Repurchase of dissenting shares	(5,629)	-
Cash used in financing activities from discontinued operations	-	(29,100)
Net cash used in financing activities	(4,801)	(29,100)
Net increase in cash and cash equivalents	5,847	18,528
Cash, cash equivalents and restricted cash at beginning of period	18,982	454
Cash, cash equivalents and restricted cash at end of period	$24,829	$18,982
Reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows:
Cash and cash equivalents at beginning of period	$18,982	$454
Restricted cash included in Prepaid expenses and other assets at beginning of period	-	-
Total cash, cash equivalents and restricted cash at beginning of period	$18,982	$454

Cash and cash equivalents at end of period	$24,516	$18,982
Restricted cash included in Prepaid expenses and other assets at end of period	313	-
Total cash, cash equivalents and restricted cash at end of period	$24,829	$18,982

Supplemental disclosure of cash flow information:
Interest paid	$47	$997
Supplemental schedule of noncash investing and financing activities:
Purchase of property, plant, and equipment included in accounts payable	$403	-
Conversion of term loan advances into additional equity of controlled entity (Amplex)	$754	-
Additional investments in controlled entity (Amplex)	$7,500	-

See accompanying Notes to Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1. Organization

Effective as of September 27, 2024, the Company amended its Certificate of Incorporation to change its name from Nicholas Financial, Inc. to Old Market Capital Corporation by filing a Certificate of Amendment to Certificate of Incorporation with the Delaware Secretary of State. Old Market Capital Corporation (f/k/a Nicholas Financial, Inc. (“NFI”) and now "OMCC" and together, with its wholly-owned and majority-owned subsidiary, the ("Company") is a holding company incorporated under the laws of the State of Delaware with one wholly-owned United States subsidiary, Nicholas Data Services, Inc. ("NDS") and its controlling interest in Amplex Holdings, Inc. ("Amplex"). On April 18, 2024, OMCC completed its continuation and domestication from British Columbia to the State of Delaware by filing its Certificate of Corporate Domestication and Certification of Incorporation in the State of Delaware. As a result of the domestication, the Company's common stock par value increased from $0.00 to $0.01 on a one-for-one basis.

NDS historically was engaged in supporting and updating industry specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for OMCC. NFI was a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts for purchases of used and new automobiles and light trucks. NFI had also offered direct consumer loans and sold consumer finance related products. OMCC is based in Nebraska, U.S.A.

On November 13, 2023, the Company entered into a Master Asset Purchase Agreement (the "Purchase Agreement") with Westlake Services, LLC dba Westlake Financial, a California limited liability company ("Westlake Financial"), pursuant to which the Company agreed to sell substantially all of the finance receivables and all of the repossessed assets of Nicholas Financial Parent and NFI. In connection with entering into the Purchase Agreement, the Company ceased new loan originations of contracts and direct loans. On April 26, 2024, the transactions contemplated by the Purchase Agreement closed. See Note 13 for additional information.

On June 15, 2024, OMCC closed upon the acquisition of 51% of the issued and outstanding common shares of Amplex Electric, Inc, which was placed into a newly formed entity Amplex Holdings, Inc. ("Amplex"). Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. As of March 31, 2025, Amplex had approximately 13,000 broadband customers (4,400 fiber subscribers) and over 12,000 fiber passings completed. Amplex's customer base includes residential and commercial customers. Amplex leases certain property (including an office building).

In conjunction with the closing of the Amplex Acquisition, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the share purchase price of $1,792.55. Subsequent to the acquisition the Company contributed $3.0 million for 1,674 shares of Amplex common stock, bringing Nicholas Financial Parent's total ownership to 56.5%. The Company also invested an additional $4.5 million into Amplex for 2,583 shares, increasing the Company's ownership percentage to 61%.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Old Market Capital Corporation and its wholly-owned and majority-owned subsidiaries, primarily consisting of the operations of Amplex. For consolidated entities that are less than wholly-owned, the third party's holding of the equity interest is presented as noncontrolling interests in the consolidated statements of redeemable noncontrolling interest and shareholders' equity. The portion of net income (loss) attributable to the noncontrolling interests is presented as net loss attributable to noncontrolling interests in the Company's consolidated statements of operations. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Use of Estimates

The preparation of the Company’s consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Management evaluates its estimates, assumptions, and judgments on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company's significant estimates and assumptions include the fair value of assets acquired and liabilities assumed in business combinations, the recognition of deferred taxes, assessing the useful life and recoverability of long-lived assets including property, plant and equipment, goodwill, and intangible assets, and assessing the likelihood of adverse outcomes from pending litigation and regulatory matters. Actual results could differ from those estimates.

Cash, Cash Equivalents, and Restricted Cash

Short-term highly liquid investments with a maturity date that was 3 months or less at the time of purchase are treated as cash equivalents. Amounts earned from cash equivalents are presented separately in the consolidated statements of operations.

Restricted cash consists of cash held in a pledged deposit account received in connection with the RUS Loan (see Note 6) that is required to be held by Amplex and is able to be used by the Company solely for the purposes for which the funds were awarded to complete a project, or for such other purposes as may be approved in writing. Restricted cash is included in Prepaid expenses and other assets in the Consolidated Balance Sheets.

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

The allowance for credit losses for reported periods are as follows:

	Year ended March 31,
	2025	2024
Balance, beginning of period	$-	$-
Provision for credit losses	2	-
Uncollected balances written off, net of recoveries	-	-
Balance, end of period	$2	$-

Property, Plant, and Equipment, net

Property, plant, and equipment is recorded at cost, net of accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. Upon disposal of assets, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently in the consolidated statements of operations. Depreciation of property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the assets as follows:

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

Certain assumptions, estimates, and judgments are used in determining the fair value of net assets acquired, including goodwill and intangible assets, as well as determining the allocation of goodwill to the reporting units. Accordingly, the Company may obtain the assistance of third-party valuation specialists for the valuation of significant tangible and intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but that are inherently uncertain. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received and is not to exceed one year from the acquisition date. The Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Contract assets and liabilities are measured and recognized in accordance with ASC 606, Revenue from Contracts with Customers. Additionally, uncertain tax positions and tax-related valuation allowances, if any, are initially recorded in connection with a business combination as of the acquisition date. If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. Once the measurement period ends, which in no case extends beyond one year from the acquisition date, revisions to the accounting for the business combination are recorded in earnings

With respect to the acquisition of Amplex (see Note 3), the allocation of the purchase price to the fair value of net assets acquired and liabilities assumed was finalized as of March 31, 2025 using the purchase method of accounting in accordance with ASC 805. Accordingly, there are no further adjustments to the fair values of the tangible and intangible assets acquired and liabilities assumed from the amounts disclosed in these financial statements expected as the measurement period is determined to have concluded as of March 31, 2025.

Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from 10 to 15 years. Annually, or when certain triggering events occur, the Company assesses the useful lives of its intangible assets.

Cable franchise rights represent the value attributed to our non-exclusive right to provide video services in a specified area. Spectrum licenses issued by the Federal Communications Commission (“FCC”) provide us with either an exclusive or priority access right to utilize designated radio frequency spectrum within specific geographic service areas to provide wireless communication services. While some cable franchises and spectrum licenses are issued for a fixed time period (generally ten years and up to fifteen years, respectively), renewals have been granted routinely and at a nominal cost. The Company believes it will be able to meet all requirements necessary to secure renewal of its cable franchise rights and spectrum licenses. Moreover, the Company has determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our cable franchises or spectrum licenses and, as a result, we account for cable franchise rights and spectrum licenses as indefinite-lived intangible assets.

Goodwill and indefinite-lived intangible assets are not amortized but rather, are subject to impairment testing annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is evaluated for impairment based on the identification of reporting units. Our reporting unit aligns with our one reportable segment. Indicators that could trigger an interim impairment test include, but are not limited to, underperformance relative to projected future operating results, significant negative industry or economic trends, an adverse change in regulatory environment, or pending adverse litigation.

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

We evaluated goodwill for impairment as of January 1, 2025 using a qualitative assessment. The Company performs a qualitative assessment to determine whether there are events or circumstances which would lead to a conclusion that it is more likely than not that the carrying amount of the reporting unit exceeds its fair value, indicating that the goodwill could be impaired and a quantitative test would be necessary pursuant to the above. If, after this qualitative assessment, the Company determines that it is not more likely than not that the carrying amount of the reporting unit exceeds its fair value, then no further quantitative impairment testing is necessary. In performing the qualitative test, we assessed the potential impact of these key factors: macroeconomic conditions, market and industry conditions, our operating and competitive environment, regulatory and political developments, the overall financial performance of our reporting unit including cost factors and budgeted-to-actual revenue results. We also considered market capitalization and stock price performance, cash inflows, obligations and access to capital of our reporting unit. As a result of this qualitative impairment analysis performed over the goodwill acquired during the year, the Company concluded it was not more likely than not that the carrying amount of the reporting unit exceeded its fair value as of January 1, 2025, and also concluded there were no triggering events identified during the intervening period through March 31, 2025.

We evaluated our indefinite-lived intangible assets as of January 1, 2025 primarily on the basis of qualitative factors to determine whether the existence of events or circumstances lead us to conclude that it is more likely than not that our indefinite-lived intangibles have been impaired. Our consideration of qualitative factors included but was not limited to macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows, and market capitalization trends. We concluded that there were no events or circumstances which indicated that it is more likely than not that our indefinite-lived intangible assets were impaired. As a result of the Company's qualitative analysis, no impairments of indefinite-lived intangible assets were recorded during the year ended March 31. 2025.

Assets Held-for-Sale and Discontinued Operations

The Company classifies assets as held-for-sale if all held-for-sale criteria are met pursuant to Accounting Standards Codification ("ASC") 360-10, Property, Plant and Equipment. Criteria include, but are not limited to, management's commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets classified as held-for-sale are not depreciated and are measured at the lower of their carrying amount or fair value less cost to sell. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held-for-sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group.

Pursuant to ASC 310-10, Receivables, loans classified as held for investment were reclassified to held for sale as of the date that is concurrent with the Company's decision to sell the respective loans. On the date loans were transferred into the held-for-sale category, any previously recorded allowance for credit losses is reversed in earnings and the loans were recorded at its amortized cost basis. Prior to the transfer, the Company applied its write off policy to the amortized cost basis. The amortized cost at the date of transfer was reduced by any write offs recognized just prior to the transfer. Where the amortized cost basis exceeded the fair value at the date of transfer, the Company established a valuation allowance equal to the difference between amortized cost basis and fair value.

When the Company has sold, or classified as held for sale, a business component that represents a strategic shift with a major effect on the Company's operations and financial results, it classifies that business component as discontinued operations and retrospectively presents discontinued operations for the comparable periods. The post-tax income, or loss, of discontinued operations are shown as a single line on the face of the statement of operations. The disposal of the discontinued operation would also result in a gain or loss upon final disposal.

As a result of the sale of finance receivables and repossessed assets to Westlake Financial, the accompanying consolidated financial statements reflect the activity related to the sale of the assets of the consumer finance segment as discontinued operations. The Company determined that the finance receivables met the held-for-sale criteria as of November 1, 2023 and the consumer finance segment met the discontinued operations criteria during the fiscal year ended March 31, 2025. Additionally, concurrent with the decision to sell the finance receivables in November 2023, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. The Company compared the fair value and amortized cost of finance receivables held for sale and recorded a held for sale valuation allowance through earnings to reduce the amortized cost basis to fair value. The sale of the finance receivables and repossessed assets of the consumer finance segment was completed on April 26, 2024. See Note 13 for additional information regarding the activities of discontinued operations.

Leases

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use ("ROU") assets, and the corresponding lease liabilities are included in the current portion of operating lease liabilities and operating lease liabilities in the Company's balance sheets. ROU assets represent the Company's right to use an underlying asset, and lease liabilities represent the Company's obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.

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

Upon the acquisition of Amplex on June 15, 2024, the Company recorded lease liabilities and corresponding right of use assets of approximately $3.0 million, based on the present value of the remaining minimum rental payments for leases existing upon adoption of the new lease standard and other adjustments to the opening balance of right of use assets. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of payments. See Note 9 for additional detail on the Company's leasing arrangements.

Investments in Debt Securities

OMCC and Amplex entered into a Term Loan Agreement (the "Term Loan Agreement") entered into on February 15, 2024, as amended by the First Amendment dated April 26, 2024 and later amended by the Second Amendment dated June 15, 2024, pursuant to which OMCC agreed to make one or more term loan advances ("Term Loan Advances" or "Term Loans") to Amplex in an aggregate principal amount not to exceed $900 thousand. Amplex agreed to make monthly payments of interest on each Term Loan Advance, commencing on March 1, 2024, and on the first day of each month thereafter. No payments of principal were due until the earlier of a) closing of a share purchase agreement (the "Transaction Closing Date") or b) in the event of terminating the negotiation of a share purchase agreement ("Triggering Event"), the first anniversary of the date of initial Term Loan Advance (the "Term Loan Maturity Date"). All unpaid principal and accrued and unpaid interest on the Term Loan Advance was due and payable in cash on the Term Loan Maturity Date. Amounts could be prepaid without penalty by giving five days written notice to the Lender. Interest is accrued on Term Loan Advances at an interest rate of 12.5% per annum.

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

Between April 1, 2024 and June 1, 2024 the Company made Term Loan Advances to Amplex in the aggregate amount of $450 thousand. The Term Loan Advances were to be settled at the closing of the share purchase agreement. As mentioned above, the Term Loan Advances with a total outstanding principal and accrued interest of $754 thousand was converted into 421 shares of Amplex common stock from a selling shareholder at the share purchase price of $1,792.55 per share in conjunction with the closing of the share purchase agreement.

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

On September 5, 2024, the Company settled in cash with the dissenting shareholders to repurchase 652,249 Dissenting Shares at a price per share of $8.63, or $5.6 million. The Dissenting Shares were retained by the Company to be included within treasury stock. In conjunction with the cash settlement, the Company recognized a loss on dissenting shareholders’ liability of $1.1 million for the fiscal year ended March 31, 2025, and derecognized the dissenting shareholders' liability. In addition, the repurchase of the Dissenting Shares (which were retained by the Company) were included within treasury stock as of the date of repurchase.

The following table summarizes the change in the Dissenting Shares liability measured at fair value, on a recurring basis, for which Level 3 inputs have been used to determine fair value:

Balance of Dissenting Shareholders' Liability as of April 1, 2024	$-
Initial value upon re-domestication	4,526
Change in fair value	1,103
Cash settlement of dissenting shareholders' liability	(5,629)
Balance of Dissenting Shareholders' Liability as of March 31, 2025	$-

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

Certain of the Company's financial instruments are carried at fair value and are presented within Level 1 of the fair value hierarchy, such as treasury bills included within cash and cash equivalents on the consolidated balance sheet. In addition, the carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, accounts receivable, materials and supplies, prepaid expenses and other assets, accounts payable, and accrued expenses and other liabilities approximate fair value due to their short-term nature.

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

The following tables present information about the Company’s financial instruments measured at fair value, on a recurring basis, consistent with the fair value hierarchy provisions:

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and Restricted Cash:
March 31, 2025	$1,400	$-	$-	$1,400	$1,400
March 31, 2024	$994	$-	$-	$994	$994
Cash equivalents:
March 31, 2025	$23,429	$-	$-	$23,429	$23,429
March 31, 2024	$17,988	$-	$-	$17,988	$17,988
Term loan advance to Amplex:
March 31, 2025	$-	$-	$-	$-	$-
March 31, 2024	$-	$-	$300	$300	$300

The following table summarizes the changes in financial assets measured at fair value, on a recurring basis, for which Level 3 inputs have been used to determine fair value:

Balance of Term Loan Advances as of April 1, 2024	$300
Issued	450
Change in fair value	-
Interest accrued	4
Conversion	(754)
Balance of Term Loan Advances as of March 31, 2025	$-

Balance of Dissenting Shareholders' Liability as of April 1, 2024	$-
Initial value upon re-domestication	4,526
Change in fair value	1,103
Cash settlement of dissenting shareholders' liability	(5,629)
Balance of Dissenting Shareholders' Liability as of March 31, 2025	$-

Discontinued operations assets measured on a non-recurring basis using Level 3 inputs were $0 and $39.4 million as of March 31, 2025 and March 31, 2024, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $0.4 million and $0.1 million for the years ended March 31, 2025 and 2024 respectively. All advertising expenses recorded during the year ended March 31, 2024 pertained to discontinued operations.

Materials and supplies

Materials and supplies primarily consists of internet optical network terminals as well as telecommunications and customer installation equipment. All materials and supplies inventory is stated at the lower of cost or net realizable value, using the first-in, first-out ("FIFO") cost method. The total valuation of materials and supplies is determined based on the FIFO adjusted cost of the telecommunications or internet device, accessory shipped or optical network terminals.

The net realizable value of materials and supplies inventory is analyzed for signs of obsolescence or damage on a regular basis. If assessments regarding the above factors adversely change, we may be required to write down the value of materials and supplies inventory. Due to the longer shelf lives and quick turnover for use in the Company's operations of the materials and supplies purchased, there have been no inventory write-downs or allowances recorded to-date.

Long-lived assets

Finite-lived intangible assets, property, plant, and equipment, and other long-lived assets held for use are amortized or depreciated over their estimated useful lives, as summarized in the respective notes below. These assets are evaluated for impairment based on the identification of asset groups. Our asset groups align with our reportable segments. We evaluated our asset groups for impairment during the fourth quarter of 2024 and concluded that there were no indicators that an asset group impairment was more likely than not.

Loss Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued that may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies, the Company’s legal counsel evaluates the perceived merits of any legal proceedings, disputes, or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

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

Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company evaluates the realizability of deferred tax assets by considering factors such as historical earnings, projected future taxable income, the reversal of existing taxable temporary differences, and tax planning strategies. The assessment of the need for a valuation allowance is performed at each reporting period. Changes in valuation allowances are recorded in the period in which the determination is made. If, based on new information, the Company determines that it is more likely than not that deferred tax assets will be realized, the valuation allowance is reduced accordingly.

The goodwill recognized under US GAAP as a result of the acquisition of Amplex through a stock purchase does not have favorable tax treatment. It will not be amortized or deducted for tax purposes, and the tax basis of the acquired assets remains unchanged. This results in a permanent book-tax difference when the goodwill is recognized for financial reporting purposes but not for tax purposes.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no uncertain tax positions as of March 31, 2025 or 2024.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Revenue Recognition

The Company generates revenue primarily from the following sources:

1.
Wireless internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Contracts standard terms and conditions state a penalty for early termination; however, the Company normally waives this penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the fiscal year ended March 31, 2025, revenues from these services totaled approximately $5.4 million.
2.
Fiber internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Fiber optic internet services provide higher speeds than wireless internet. Contracts are typically cancellable without penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the fiscal year ended March 31, 2025, revenues from these services totaled approximately $2.6 million.
3.
Other – These services include primarily voice over IP (“VOIP”) telephone services to residential and commercial customers under 12-month periods. Contracts are typically cancellable without penalty. Standard monthly plans vary based on the features offered. Customers may purchase the equipment from the Company or a third-party vendor. In addition, the Company offers video streaming services through third-party providers. For the fiscal year ended March 31, 2025, revenues from these services totaled approximately $1.3 million.

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

Segment Reporting

The Company reports operating segments in accordance with ASC 280, Segment Reporting (“ASC 280”), including the impact of adopting ASU 2023-07, as further described below. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by their chief operating decision maker in deciding how to allocate resources and assesses performance. ASC 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items.

The Company’s Chief Executive Officer represents the Company’s chief operating decision maker (“CODM”). The CODM regularly reviews the Company’s results to assess performance and allocates resources at the Telecommunications operating segment, excluding Corporate and discontinued operations of the Company. All of the Company’s ongoing services provided to customers are delivered through an integrated network and have similar types or classes of customers. As such, management has identified one operating segment, telecommunications, which is the Company’s reportable segment under this organizational and reporting structure.

Redeemable Noncontrolling Interest

The Company classifies noncontrolling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s consolidated balance sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The noncontrolling interest was recorded outside of shareholders’ equity because the noncontrolling interest provided the holder with put rights which allows the holder to compel the Company to purchase Amplex common stock at a variable amount per share at any time following the fifth anniversary of the closing date of the Amplex acquisition but prior to the fifteenth anniversary of the closing date of the Amplex acquisition. During this time period, the put option may be exercised by the holder at any time after 90 days prior written notice, which is considered not solely within the Company’s control. The Company determined the put option is not within the scope of ASC 480-10 to be recorded as a liability at fair value and will not subsequently adjust for changes in fair value. The Company adjusts redeemable noncontrolling interests for the portion of net loss attributable to the redeemable noncontrolling interests and for the change in the carrying amount of redeemable noncontrolling interest for the incremental value the NCI holder may ultimately be entitled to. When the redemption amount of redeemable noncontrolling interest exceeds the fair value, the Company has made an accounting policy election to reflect as a deemed dividend the entire change in the redemption amount (see Note 5).

During the third quarter ended December 31, 2024, the Company recognized a deemed dividend of $154 thousand for its redeemable noncontrolling interest to adjust the carrying amount of the redeemable noncontrolling interest to its redemption value, after giving effect to the change in its carrying amount from the net income (loss) attributable to the redeemable noncontrolling interest. As of March 31, 2025, the calculation of the formula-based redemption amount resulted in a new redemption value that was less than the carrying amount of the redeemable noncontrolling interest after the attribution of the net loss incurred by the subsidiary during the quarter ending March 31, 2025. Accordingly, the Company reversed the entire amount of the previously recorded deemed dividend during the fourth quarter to reflect the decline in redemption value of the temporary equity, which is also limited to the extent of prior deemed dividend adjustments such that the carrying amount of the redeemable NCI is not lower than the amount that would have been reported pursuant to ASC 810 "Consolidation" (as detailed in ASC 480-10-S99-3A). As of March 31, 2025, the book value of this interest was approximately $13.9 million and was recorded as a redeemable noncontrolling interest in our consolidated balance sheets.

Reclassifications

During the fiscal year ended March 31, 2025, the Company determined that the consumer finance company segment met the criteria for discontinued operations classification. As a result, the Company made reclassifications to include certain prior year amounts within discontinued operations and assets held for sale in the Company's consolidated balance sheets, statements of operations, and statements of cash flows. See Note 13 Discontinued Operations for further details.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (“ASU 2023-07”). This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU in the current fiscal year and has included the required disclosures within these financial statements. See Note 14, Segment Information for additional information.

In December 2023, the FASB issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this new guidance and does not expect this standard to have a material impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the Codification that remove references to various FASB Concepts Statements. The requirements of this ASU 2024-02 are effective for the Company for fiscal years beginning after December 15, 2024 and can be applied on a prospective or retrospective basis. This standard is not expected to have a significant impact on our consolidated financial statements and related disclosures.

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

Note 3. Business Combination

On June 15, 2024 (the "Closing Date"), the Company closed a share purchase agreement to acquire Amplex from the sellers (the “Sellers”), pursuant to which the Sellers agreed to sell, and the Company agreed to purchase 51% of the issued and outstanding common shares, no par value per share, of Amplex and the Company agreed to make payment to holders of options for Amplex’s common shares in consideration of cancellation of such options for total purchase consideration of $18.4 million, which was paid in cash on the date of closing (the "Amplex Acquisition"). Amplex is an Ohio-based provider of rural broadband services to business and residential customers. The Company acquired Amplex in order to provide better shareholder value over time. The financial results of Amplex have been included within the consolidated financial statements since the Closing Date.

In conjunction with the closing of the Amplex Acquisition, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the share purchase price of $1,792.55 and purchased an additional 1,674 shares of Amplex common stock at a price of $1,792.55 per share for a total of $3.0 million. These transactions, concurrently executed at the Transaction Closing Date, increased the Company's ownership in Amplex to 56.5%. In December 2024, the Company entered into a Subscription Agreement whereby the Company invested an additional $4.5 million into Amplex, increasing the Company's ownership percentage to 61%.

In accordance with ASC 805, Business Combinations, the Amplex Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. Goodwill is calculated as the excess of the purchase price for the acquired business over the fair value of net assets acquired, including the liabilities assumed, from the Amplex Acquisition. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies, the expansion of the business into new or growing segments of the industry, and other intangible assets acquired that do not qualify for separate recognition, including an assembled workforce. None of the goodwill recognized is expected to be deductible for income tax purposes.

The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of March 31, 2025 using the purchase method of accounting in accordance with ASC 805.

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

The Company's final allocation of the purchase price to the assets acquired, liabilities assumed, and noncontrolling interest recognized and redeemable as of the Closing Date were as follows:

(In thousands)

Cash and cash equivalents	$221
Accounts receivable	116
Materials and supplies	537
Operating lease right-of-use	3,063
Prepaid expenses and other assets	265
Property, plant, and equipment	24,584
Intangible assets	4,133
Goodwill	12,280
Total assets acquired	45,199

Accounts payable	1,252
Accrued expenses and other liabilities	112
Lease liabilities	3,063
Deferred income taxes	4,208
Deferred revenue	556
Total liabilities assumed	9,191

Total fair value of net assets acquired	36,008
Less: redeemable noncontrolling interest	(17,644)
Total Adjusted Base Purchase Price	$18,364

The Company incurred $1.1 million of transaction costs related to the acquisition of Amplex during the fiscal year ended March 31, 2025. These costs are classified as general and administrative expenses in the Company's consolidated statements of operations. The Company recorded a measurement period adjustment during the fourth quarter of 2025 that decreased the value of finite lived intangible assets acquired in the transaction by $7.0 million, increased the value of property, plant, and equipment by $4.5 million, increased cash acquired by $0.2 million, and decreased total liabilities by $0.5 million (which is almost entirely attributable to a decrease in deferred income taxes). This had the net effect of increasing goodwill by $1.8 million.

The measurement period adjustments for the fair value of the assets acquired and liabilities assumed, as described above, were recognized in the current reporting period of which the final purchase price allocation adjustments were determined and calculated as if the accounting had been completed at the acquisition date. As a result of the final revised estimates in the fair values determined for the finite lived intangible assets, property, plant, and equipment, and their related estimated useful lives, there also was a corresponding adjustment to the income effects that would have been recognized for depreciation expense and amortization expense.

Of the $0.5 million of amortization expense recorded during the year ended March 31, 2025 for the finite lived intangible assets acquired, approximately $0.3 million would have been recognized through the third quarter ending December 31, 2024, which represents a $0.1 million decrease in amortization expense from the $0.4 million that was previously estimated using the provisional amounts of finite lived intangible assets as presented in previous filings.

Of the $1.5 million of depreciation expense recorded during the year ended March 31, 2025 for the property, plant, and equipment acquired, approximately $1.0 million would have been recognized through the third quarter ending December 31, 2024, which represents a $0.3 million increase in depreciation expense from the $0.7 million that was previously estimated using the provisional amounts of property, plant, and equipment as presented in previous filings.

The following is the net impact of the Amplex Acquisition on the Company's consolidated statements of operations since the Closing Date:

For the Fiscal Year Ended March 31, 2025
(In thousands)
Total revenue	$9,366

Net loss from continuing operations	$(453)

The following table represents the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on April 1, 2023.

	(In thousands)
	For the Fiscal Year Ended March 31,
	2025 (Pro Forma)	2024 (Pro Forma)
Revenue	$12,271	$11,112
Net loss from continuing operations attributable to common shareholders before dividends	(9,249)	(4,977)
Net loss from continuing operations attributable to common shareholders	$(9,249)	$(4,977)
Net income (loss) from discontinued operations attributable to common shareholders	3,038	(14,703)
Net loss attributable to common shareholders	$(6,211)	$(19,680)

The following table represents the supplemental schedule of noncash investing and financing activities:

	(In thousands)
	For the Fiscal Year Ended March 31,
	2025	2024
Supplemental schedule of noncash investing and financing activities
Fair value of Amplex assets acquired	$45,199	$-
Less: redeemable noncontrolling interest	(17,644)	-
Less: cash paid for Amplex common stock	(18,364)	-
Amplex liabilities assumed	$9,191	$-

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

Contract Liability

The Company recorded a current contract liability balance of $0.6 million as of March 31, 2025, which represents amounts billed or collected in advance of the Company’s satisfaction of its performance obligations for the upcoming month.

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

In accordance with ASC 480-10-S99-3A, as the Company's redeemable noncontrolling interest is redeemable at an amount other than fair value, the Company has made an accounting policy election to reflect the entire adjustment to the carrying value, when the formula-based calculation of redemption value exceeds its stated carrying amount, as a deemed dividend. After accounting for the adjustments to the carrying value to reflect the changes in the calculated redemption amount during the year ended March 31, 2025 as described in the Summary of Significant Accounting Policies (see Note 2) there were no resulting deemed dividends to be recognized and accordingly no adjustment was made to the numerator for calculating earnings per share.

For the fiscal year ended March 31, 2025, there were no potentially dilutive securities excluded from the diluted net loss per share calculations due to there being none outstanding and also because they would be anti-dilutive if there were such dilutive shares outstanding during the year. For the fiscal year ended March 31 2024, potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were comprised of 10 thousand shares from options to purchase common shares.

Loss and income per share has been computed based on the following weighted average number of common shares outstanding:

	Fiscal Year Ended March 31,
	(In thousands, except per share amounts)
	2025	2024
Numerator
Net loss from continuing operations attributable to common shareholders	$(8,187)	$(6,098)
Net income (loss) from discontinued operations attributable to common shareholders	$3,038	$(14,703)
Net loss attributable to common shareholders	$(5,149)	$(20,801)

Denominator
Denominator for basic loss per share - weighted-average shares outstanding	6,696	7,283
Denominator for diluted earnings per share from discontinued operations	6,696	7,283

Per share loss from continuing operations attributable to common shareholders
Basic	$(1.22)	$(0.84)
Diluted	$(1.22)	$(0.84)

Per share income (loss) from discontinued operations attributable to common shareholders
Basic	$0.45	$(2.02)
Diluted	$0.45	$(2.02)

Per share loss available to common stockholders
Basic	$(0.77)	$(2.86)
Diluted	$(0.77)	$(2.86)

Note 6. Long-Term Debt

	(In thousands)
	March 31, 2025	March 31, 2024

RUS Loan	$615	-
Bank Equipment Loans	213	-
Total Outstanding Debt	828	-
Less Current Portion	69	-
Total Long-Term Debt	$759	$-

The scheduled maturities of outstanding debt, excluding the effect of any future drawdowns or interest expense, at March 31, 2025 are as follows (in thousands):

(In thousands)
FY 2026	$69
FY 2027	69
FY 2028	69
FY 2029 and thereafter	621
Total Outstanding Debt	$828

The Company’s weighted-average interest rate for the outstanding debt agreements for the fiscal years 2025 and 2024 was 4.73% and 0.00%, respectively. The Company's weighted-average interest rate on only its short-term borrowings outstanding as of March 31, 2025 and March 31, 2024 (which is solely inclusive of the bank equipment loans), was 15.50% and 0.00%, respectively.

RUS Loan - On September 23, 2024, Amplex entered into a Reconnect Program Loan and Security Agreement (the “RUS Loan”) with the United States of America acting through the Administrator of the Rural Electric Services (“RUS”), pursuant to which RUS has extended Amplex a secured loan in the principal amount of up to $21,341,792 (the “Loan”). The cash received from the RUS loan is restricted and held in a pledged deposit account. The purpose of the Loan is to finance the construction of a broadband infrastructure project to serve rural areas where at least 50% of the households are without sufficient access to broadband.

Amplex has five years to draw funds under the Loan Agreement, which expires on October 31, 2029. The Loan is secured by all of Amplex’s assets. The Loan bears interest at a rate of 2% per annum, calculated by daily accrual. All monthly payments for accrued interest and principal on advances are able to be deferred for a three year period ending on October 31, 2027, unless earlier payments are elected to be made by the Company. At the end of the three-year deferral period, all unpaid accrued interest will be capitalized and added to the outstanding principal, and monthly payments will be established in an amount that amortizes the outstanding balance in equal payments over the remaining term of the Loan. The principal advanced pursuant to this Agreement and remaining unpaid, if any, and interest thereon, shall be due and payable on October 31, 2046. All, or a portion of the outstanding balance, of any advance made under the Loan Agreement may be prepaid on any payment date without penalty.

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

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment consist of the following:

	(In thousands)
	March 31, 2025	March 31, 2024

Fiber plant	$21,375	$-
Equipment	9,794	305
Leasehold improvements	580	2
Furniture and fixtures	249	6
Towers	36	-
Total, property, plant, and equipment in service	32,034	313
Property, plant, and equipment under construction	346	-
Total property, plant, and equipment	32,380	313

Less: accumulated depreciation	(1,435)	(238)
Total property, plant, and equipment, net	$30,945	$75

Depreciation expense was $1.5 million and $0.1 million for the fiscal year ended March 31, 2025 and 2024, respectively. Depreciation expense is included in depreciation and amortization in the consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The acquired goodwill represents the value of combining operations of Amplex and the Company. See the Business Combination (Note 3) for more information on the acquisition of Amplex and the calculation of goodwill.

The change in the carrying amount of goodwill for the fiscal year ended March 31, 2025 was as follows:

(In thousands)	March 31, 2024	Additions	Impairment	March 31, 2025
Goodwill	$-	$12,280	$-	12,280
	$-	$12,280	$-	$12,280

The Company performed a qualitative impairment analysis as described in the Summary of Significant Accounting Policies (see Note 2) and determined it was not more likely than not that the carrying value of its reporting unit exceeded its fair value.

For more information surrounding the intangible assets presented below, reference the Business Combination footnote (note 3). The changes in intangible assets for the fiscal year ended March 31, 2025 consists of the following:

(In thousands)	Weighted-Average Remaining Amortization Period (Years)	March 31, 2024	Additions	Impairment	Amortization	March 31, 2025
Definite lived intangible assets:
Subscriber relationships	4.21	$-	$2,654	$-	$(420)	$2,234
Trade name	9.16	-	507	-	(40)	467
		-	3,161	-	(460)	2,701
Indefinite lived intangible assets:
IP Addresses	N/A	-	392	-	-	392
CBRS FCC license	N/A	-	580	-	-	580
		-	972	-	-	972
		$-	$4,133	$-	$(460)	$3,673

The Company performed a qualitative impairment analysis as outlined in “Note 2 – Significant Accounting Policies” and determined it was not more likely than not that any intangible assets were impaired for the year ended March 31, 2025. No intangible assets were reported as of March 31, 2024.

Amortization expense totaled $0.5 million and $0.1 million for the fiscal year ended March 31, 2025 and 2024, respectively. Amortization expense is included in depreciation and amortization in the consolidated statements of operations.

As of March 31, 2025, the future expected amortization expense for the definite lived intangible assets is as follows:

(In thousands)
FY 2026	$582
FY 2027	582
FY 2028	582
FY 2029	582
FY 2030	161
Thereafter	212
Total	$2,701

Note 9. Leases, and Related Party Transactions

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

The key components of the Company's operating leases expenses were as follows:

	Year Ended March 31,
(In thousands)	2025	2024
Operating lease expense	361	57
Short-term lease expense	3	2
Total lease cost	$364	$59

Right-of-use assets and lease liabilities for operating leases were recorded in the consolidated balance sheets as follows:

	(In thousands)
	March 31, 2025	March 31, 2024
Operating leases:
Operating lease right-of-use assets	$2,963	$65
Current portion of operating lease liabilities	286	-
Operating lease liabilities, net of current portion	2,685	65

The weighted-average remaining lease term for operating leases was 10.0 years and 2.0 years for the fiscal year ended March 31, 2025 and 2024, respectively. The weighted-average discount rate was 6.3% and 6.5% for the fiscal year ended March 31, 2025 and 2024, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2025, are as follows:

(In thousands)
2026	$466
2030	468
2028	455
2029	413
2030	412
Thereafter	1,833
Total minimum lease payments	4,047
Less: effects of discounting	(1,076)
Present value of future minimum lease payments	$2,971

The amounts recorded for operating lease expenses include short-term leases, which are immaterial. During the second quarter of fiscal year 2025, the Company recorded $56 thousand in impairment charges related to operating lease right-of-use assets which is included within general and administrative expenses during the fiscal year ended March 31, 2025 as the Company had planned to close its Clearwater office location in December 2024. On December 13, 2024, the Company entered into a termination of lease agreement in connection with the Clearwater office location with an effective termination date of January 31, 2025. After executing the termination of lease agreement, the Company recorded a Gain on Lease Settlement of $14 thousand, reflecting the difference between the lease liability for the Clearwater office location as of the date of the termination of lease agreement and the total amount due to the Lessor as a result of the termination.

As previously stated, Amplex leases certain property (including an office building) and warehouse building from the Red Bug Entities (See Notes 1 and 2). The Red Bug Entities are considered related parties under ASC 850, Related Parties. The Red Bug Entities were created by, and are majority-owned by Amplex's Chief Executive Officer. The office building lease calls for monthly payments of approximately $13 thousand for the duration of the fifteen-year lease term that runs through December 14, 2031. The warehouse building lease calls for monthly payments of approximately $15 thousand, with annual price increases being indexed to the Consumer Price Index, for the duration of the fifteen year lease term that runs through July 31, 2038. As of March 31, 2025 the related ROU assets and liabilities recorded on our consolidated balance sheets equaled approximately $3.0 million. Corresponding operating lease expenses of $0.3 million have been recorded within general and administrative expenses on the consolidated statements of operations for the fiscal year ended March 31, 2025. No balances or activity related to these leases are reflected in the March 31, 2024 consolidated balance sheet or the consolidated statements of operations for the fiscal year ended March 31, 2024 given Amplex was not consolidated within the Company financial statements during fiscal year ended March 31, 2024.

On December 2, 2024 the Company entered into a lease agreement for a new office space in Omaha, Nebraska. The lease term commenced on March 1, 2025 and the total future minimum lease payments under the agreement, after the effect of discounting, are $100 thousand. The sublandlord who entered into the sublease agreement with the Company, Boston Omaha Corporation, is also a related party to the Company under ASC 850. The CEO of the Company, and two other members of OMCC's Board of Directors also all serve on the Board of Directors of Boston Omaha Corporation. Further, the largest shareholder and CEO/Chairman of Boston Omaha Corporation is the largest shareholder of the outstanding common stock of OMCC through the shares beneficially owned. Management notes that all related party transactions and relationships, including this sublease agreement and resulting transactions, are subject to the Company's Related Party Transaction Policy and management believes that the transactions contemplated by this sublease were made at terms which approximate market, that are fair and reasonable to the Company and substantially the same as would apply if the other party was not a related party.

The Company has no other material related party transactions requiring disclosure in these consolidated financial statements.

Note 10. Commitments and Contingencies

The Company is involved in certain claims and legal proceedings in the normal course of business. If one of these claims were to be decided against the Company, they could have a material adverse effect on the Company’s financial condition or results of operations.

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

Claims and legal proceedings relating to continuing operations

On August 14, 2024, the federal court in the Western District of Missouri granted Gross’s (Class Representative’s) motion to remand the Cross-Claim against Zurich, which means the action was reinstated that day in the state Circuit Court. Shortly after the remand, on September 5, 2024, the state court granted a joint motion by Gross and Zurich to stay the state court action pending the state Appeals Court’s disposition of Zurich’s appeal. On April 25, 2025, Missouri Court of Appeals dismissed Zurich’s appeal for failure to prosecute

On October 16, 2024, Gross and the class reached an agreement with the Company and Zurich to resolve the dispute regarding the Company’s insurance coverage under the Zurich policies (the “Zurich settlement”). On May 22, 2025 the Circuit Court for Clay County, Missouri approved the Zurich settlement. The effective date under the Class Action settlement has been triggered, and Gemini made the Class Action Settlement payment on behalf of the Company which the Settlement Administrator confirmed cleared on June 3, 2025.

Note 11. Stock Plans

In May 2019, the Company’s Board of Directors (“Board”) authorized a stock repurchase program allowing for the repurchase of up to $8 million of the Company’s outstanding shares of common stock in open market purchases, privately negotiated transactions, or through other structures in accordance with applicable federal securities laws. The authorization was effective immediately.

The timing and actual number of shares will depend on a variety of factors, including stock price, corporate and regulatory requirements and other market and economic conditions. The Company’s stock repurchase program may be suspended or discontinued at any time.

In August 2019, the Company’s Board authorized an additional repurchase of up to $1 million of the Company’s outstanding shares.

On September 5, 2024, the Company settled in cash with dissenting shareholders to repurchase the 652,249 Dissenting Shares at a price per share of $8.63, or $5.6 million (as discussed in Note 2). The Dissenting Shares were retained by the Company to be included within treasury stock.

The table below summarizes treasury share transactions for the Company (in thousands):

	For the Year Ended March 31,
	2025		2024
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	5,368	$(76,794)	5,368	$(76,794)
Treasury shares purchased	652	(5,629)	-	-
Treasury shares at the end of period	6,020	$(82,423)	5,368	$(76,794)

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

As of March 31, 2025, the Company had no unrecognized compensation related to options grants. For the fiscal years ended March 31, 2025 and 2024, there was no compensation cost expense related to stock options.

During the year ended March 31, 2025, the Company issued 15,385, of common shares to board members at share price of $6.50 resulting in total compensation recognized of approximately $0.1 million.

During the year ended March 31, 2025, in accordance with compensation arrangement with the chief executive officer, the Company issued 30,000 shares in a one-time stock match option. Additionally, the chief executive officer’s compensation is paid in common shares in quarterly installments based on the average share price during the quarter, resulting in 12,468 common shares issued. Total stock compensation expense related to this compensation arrangement was approximately $0.3 million for the year ended March 31, 2025..

Note 12. Income Taxes

Income tax expense (benefit) consists of the following for the years ended March 31, 2025 and 2024:

	(In thousands)
	Fiscal Year Ended March 31,
	2025	2024
Current:
U.S. federal	$-	$-
State & local	-	-
Foreign	-	-
Total current	$-	$-

Deferred:
U.S. federal	$63	$-
State & local	-	-
Foreign	-	-
Total deferred	$63	$-

Total tax provision (benefit)	$63	$-

On April 26, 2024, the Company sold substantially all of the finance receivables and all of the repossessed assets to Westlake Services, LLC. As the sale required the reporting of this business line as discontinued operations, which are reported net of tax, the tax provision related discontinued operations is removed from the total provision reported in the income statement for US GAAP purposes. The discontinued operations tax provision for the year ended March 31, 2025 was $0 on approximately $3.0 million of pre-tax income.

For the years ended March 31, 2025 and 2024, the loss from continuing operations before income taxes was $8.3 million and $6.1 million, respectively. The Company had an effective tax rate of (0.76%) and 0.00% for the years ended March 31, 2025 and 2024, respectively.

The reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rate for the years ended March 31, 2025 and 2024 were as follows:

	(In thousands)
	Fiscal Year Ended March 31,
	2025	Percentage	2024	Percentage
U.S. federal tax expense at the statutory rate	$(1,741)	21.00%	$(1,281)	21.00%
Increase (decrease) in income taxes resulting from:
State tax, net of federal benefit	(241)	2.91%	(226)	3.71%
Loss on dissenting shares	265	-3.20%	-	0.00%
Change in valuation allowance	1,138	-13.73%	972	-15.94%
Transaction costs	233	-2.81%	-	0.00%
Impact of other permanent differences	409	-4.93%	535	-8.77%
	$63	-0.76%	$-	0.00%

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used of income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of March 31, 2025 and 2024 consist of the following:

	(In thousands)
	March 31, 2025	March 31, 2024
Unrealized fair value adjustment	$-	$4,162
Share based compensation	-	30
Federal and state net operating loss carryforward	16,692	9,816
Right of use liability	627	15
Other	86	50
Total deferred tax assets	17,405	14,073
Valuation allowance	(15,185)	(14,047)
Gross deferred tax assets	2,220	26

Right of use assets	(666)	(15)
Fixed assets	(5,109)	-
Intangible assets	(604)	-
Other	(147)	(11)
Gross deferred tax liabilities	(6,526)	(26)
Net deferred tax liabilities	$(4,306)	$-

The Company has Federal and State net operating loss (“NOLs”) carryforwards of approximately $70.1 million and $61.0 million respectively, as of March 31, 2025. The Federal NOLs were generated after December 31, 2017 with an infinite carryforward period but are subject to 80% deduction limitation based upon pre-NOL deduction taxable income. State NOLs generated have various expiration rules and dates with the first amount of NOLs expiring in 2033.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2025 and 2024.

Future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss carryforwards. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly.

In accordance with ASC 740, Income Taxes, specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination, and accordingly, no reserves or related accruals for interest and penalties have been recorded as of March 31, 2025.

The Company is subject to taxation in the United States federal and state jurisdictions. The Company’s federal income tax and state income tax returns are subject to examination by tax authorities. Its statute of limitations is still open to the extent of the net operating losses generated within each particular year. The Company is not currently under examination by any tax authority.

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

On July 25, 2024, the arrangement between the Company and Westlake regarding a reconciliation of the initial payment to Nicholas Financial, escrow, and contingent consideration was settled, which resulted in the Company paying Westlake Financial $2.4 million and waiving the right to any future contingent payments from Westlake Financial as originally stated in the Purchase Agreement. As a result of the sale of the Company's finance receivables and repossessed assets to Westlake, the Company recognized a gain of 1.7 million, calculated as the excess of the total consideration over the carrying value of the finance receivables and repossessed assets sold to Westlake. The disposition of the finance receivables and repossessed assets represents a strategic shift in the business that has a major effect on the Company's operations based on the total assets, revenue, and net income of the segment sold to Westlake in comparison to the financial information of the Company as a whole.

The following depicts the results of operations for the discontinued operations of the Company for the fiscal years ended March 31, 2025 and 2024:

	For the Fiscal Year Ended March 31,
(In thousands)	2025	2024
Interest and fee income on finance receivables	$1,229	$22,237

Operating expenses
Marketing	6	99
Provision for credit losses	-	2,570
Fair value and other adjustments, net	(140)	24,164
General and administrative	840	9,178
Total operating expenses	706	36,011

Other expense
Interest expense	-	929
Total other expense	-	929

(Gain) on disposal of assets, net of tax	(1,692)	-
(Gain) on sale of finance receivables, net of tax	(823)	-

Income (loss) from discontinued operations before income taxes	3,038	(14,703)
Income tax (expense) benefit	-	-
Income (loss) from discontinued operations, net of tax	$3,038	$(14,703)

The assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of March 31, 2025 and 2024 include the following:

	March 31,
(In thousands)	2025	2024
Assets of discontinued operations
Finance receivables held for sale, at a lower of amortized cost or fair value	$-	$38,773
Repossessed assets held for sale, at lower of carrying value or fair value less cost to sell	-	668
Total assets of discontinued operations	$-	$39,441

Liabilities of discontinued operations
Accounts payable	$90	$497
Total liabilities of discontinued operations	$90	$497

Note 14. Segment Information

Segment Information —The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results and financial metrics for the Company to make decisions about allocating resources and assessing financial performance. We have one segment manager who reports directly to the CODM. The Company operates as one operating segment, Telecommunications, which provides broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. Customers include residential clients and commercial clients. In previous years, the Company had a consumer finance segment, however, this is now reported within discontinued operations for the periods presented (refer to Note 13 for further details).

The CODM uses segment operating income (loss) and assets to assess performance and allocate resources at the Telecommunications operating segment, which excludes corporate and discontinued operations of the Company. We define operating income (loss) as revenues less operating expenses. Operating expenses include cost of wireless and fiber internet services, cost of other revenue (exclusive of depreciation shown separately), plant specific and nonspecific operations expenses, general and administrative expenses, and depreciation and amortization expenses.

Costs incurred at corporate generally include legal, salary and wages for the executive management team, professional fees for services received, human resources, finance, and taxes.

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies.

Reported segment revenue, segment operating income (loss), and significant segment expenses for the year ended March 31, 2025 are as follows (note: this segment was acquired during the current fiscal year and therefore no comparative results are disclosed):

2025 ($ in thousands)	Telecommunications
Telecommunications Segment Revenue
Wireless internet services	$5,432
Fiber internet services	2,600
Other revenue	1,334
Total revenue	9,366
Operating expenses
General and administrative	4,406
Depreciation and amortization	1,960
Plant specific operations	1,240
Plant nonspecific operations	771
Cost of other revenue (exclusive of depreciation shown separately)	638
Cost of wireless and fiber internet services (exclusive of depreciation shown separately)	548
Marketing	256
Total segment operating expenses	9,819

Telecommunications segment operating loss	(453)

Other segment items[1]	95

Segment loss before income taxes and discontinued operations	(358)

Reconciliation to consolidated net loss before income taxes and discontinued operations:
Corporate overhead and other income
General and administrative	(6,407)
Marketing	(52)
Depreciation and amortization	(47)
Interest income, net	1,379
Emigration tax (expense)	(1,711)
(Loss) on dissenting shareholders' liability	(1,103)
Gain on lease settlement	14
Loss on sale of assets	(1)
Other income (expense)	(2)

Consolidated net loss before income taxes and discontinued operations	$(8,288)

1. Other segment items included in Segment operating loss include interest expense, gain on the sale of assets, and other income.

Assets by segment as of March 31, 2025 are as follows:

March 31,
($ in thousands)	2025
Telecommunications operating segment assets	$53,994
Corporate assets	23,678
Total Assets	$77,672

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of March 31, 2025, because of a material weakness in our internal control over financial reporting relating to non-routine transactions which lead to the correction of errors with respect to the (a) application of complex technical accounting standards related to the presentation and measurement of certain equity and liability instruments from the re-domestication and (b) initial and subsequent measurement of redeemable noncontrolling interest, certain acquired assets and deferred tax liabilities assumed in the acquisition of a controlling interest in Amplex and the consolidation of smaller leasing entities for which a variable interest did not exist and (c) post-business combination accounting for depreciation of assets recorded at fair value.; A deficiency in internal control over financial reporting with respect to management’s review of earnings-per-share calculations; Limited formal internal assessment documentation retained over the Company's evaluation of the financial reporting process; Inadequate segregation of duties and lack of documented review of journal entries and monthly close process at the Amplex subsidiary; Amplex’s Chief Executive Officer has the ability to prepare and post journal entries without independent review or approval; Limited formally documented IT policies and procedures governing system access, change management, or data security for Amplex’s general ledger application. Additionally, there is no formal process for conducting periodic user access reviews at Amplex.

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

On June 15, 2024, the Company completed the acquisition of Amplex (Refer to Note 3 – Business Combination in our consolidated financial statements for further information on the Amplex acquisition). In accordance with the general guidance issued by the staff of the SEC, Amplex will be excluded from the scope of management’s report on internal control over financial reporting as of and for the fiscal year ending March 31, 2025. As part of the ongoing integration of Amplex, we are in the process of incorporating the controls and related procedures.

In connection with the acquisition, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this report fairly, in all material respects, our financial condition and results of operations as of and for the fiscal year ended March 31, 2025.

Other than as described above, during the most recent fiscal quarter, there has been no change in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of OMCC is responsible for establishing and maintaining adequate internal control over financial reporting. OMCC’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. OMCC management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on its assessment, OMCC management believes that, as of March 31, 2025, the Company’s internal control over financial reporting is not effective based on those criteria.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of March 31, 2025, because of a material weakness in our internal control over financial reporting relating to non-routine transactions which lead to the correction of errors with respect to the (a) application of complex technical accounting standards related to the presentation and measurement of certain equity and liability instruments from the re-domestication and (b) initial and subsequent measurement of redeemable noncontrolling interest, certain acquired assets and deferred tax liabilities assumed in the acquisition of a controlling interest in Amplex and the consolidation of smaller leasing entities for which a variable interest did not exist

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 will be included in the Proxy Statement under the headings “Proposal No. 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Code of Ethics” and “Insider Trading Arrangements and Policies” or in an amendment to this Annual Report and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 will be included in the Proxy Statement under the headings “Compensation Discussion and Analysis", "Proposal No. 1: Election of Directors - 2025 Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation and Benefits Committee” or in an amendment to this Annual Report and is incorporated herein by reference.

Information contained in the Proxy Statement or an amendment to this Annual Report under the caption “Report of the Compensation and Benefits Committee” is furnished and not deemed filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 will be included in the Proxy Statement under the heading “Certain Beneficial Owners of Charter Class A Common Stock” or in an amendment to this Annual Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 will be included in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Proposal No. 1: Election of Directors” or in an amendment to this Annual Report and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 will be included in the Proxy Statement under the heading “Accounting Matters” or in an amendment to this Annual Report and is incorporated herein by reference.

The Company's independent registered public accounting firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by "Part II. Item 8. Financial Statements and Supplementary Data" begins on page F-1 of this Annual Report.

(2) Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(c) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3) The index to the exhibits begins on page E-1 of this annual report.

Exhibit No.	Description
23.1	Consent of Forvis Mazars, LLP

31.1	Certificate of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1[1]	Certificate of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certificate of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

[1] This certification accompanies the Annual Report and is not filed as part of it.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jeffrey Royal	Chief Executive Officer (Principal Executive Officer)	June 27, 2025
Jeffrey Royal

/s/ Charlie Krebs	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2025
Charlie Krebs

/s/ Adam Peterson	Director	June 27, 2025
Adam Peterson

/s/ Mark Hutchins	Director	June 27, 2025
Mark Hutchins

/s/ Jeremy Zhu	Director	June 27, 2025
Jeremy Zhu

/s/ Brendan Keating	Director	June 27, 2025
Brendan Keating