Form 10-K/A
period 2025-03-31
OLD MARKET CAPITAL Corp
filed 2025-06-30
CIK 1000045

c

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Old Market Capital Corporation (the "Company") amends the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, submitted to the Securities and Exchange Commission on June 27, 2025 and subsequently deemed accepted and filed on June 30, 2025. The Company is filing this Amendment No. 1 for the purpose of revising the Report of the Independent Registered Public Accounting Firm's Opinion on the Consolidated Financial Statements (the "Auditors' Report"), in Part II, Item 8 to change the date of the Auditors' Report from June 27, 2024 to June 27, 2025.

Additionally, on the cover page of the Company's Form 10-K, previously submitted to the Securities and Exchange Commission on June 27, 2025 and subsequently deemed accepted and filed on June 30, 2025, the question pertaining to whether the registrant has filed a report on the effectiveness of internal control under section 404(b) of the Sarbanes-Oxley Act, the response selected was "yes." The question calls for an indication by check mark, and the box should have been left unchecked. This has been amended herein.

PART II.

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

June 27, 2025

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jeffrey Royal	Chief Executive Officer (Principal Executive Officer)	June 30, 2025
Jeffrey Royal

/s/ Charlie Krebs	Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2025
Charlie Krebs

/s/ Adam Peterson	Director	June 30, 2025
Adam Peterson

/s/ Mark Hutchins	Director	June 30, 2025
Mark Hutchins

/s/ Jeremy Zhu	Director	June 30, 2025
Jeremy Zhu

/s/ Brendan Keating	Director	June 30, 2025
Brendan Keating