Form 10-K/A
period 2025-03-31
OLD MARKET CAPITAL Corp
filed 2025-07-21
CIK 1000045

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

1601 Dodge Street, Suite 3350
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III, Items 10 through 14, of the registrant's Annual Report on Form 10-K.

Explanatory Note

The purpose of this Amendment No. 2 on Form 10-K/A (this “Amendment”) is to amend and restate Part IV, Item 15, of the previously filed Annual Report on Form 10-K of Old Market Capital Corporation (the “Company”) for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2025 (the “Original Form 10-K”) and as amended by that certain Amendment No. 1 on Form 10-K/A also filed with the SEC on June 30, 2025 (“Amendment No. 1”), to clarify certain disclosures in Part IV, Item 15 and include certain exhibits in Part IV, Item 15 that were inadvertently omitted from the Original Form 10-K. Accordingly, Part IV of the Original Form 10-K is hereby amended and restated as set forth herein.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, because this Amendment does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other portion of the Original Form 10-K or Amendment No. 1 is being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read together with the Original Form 10-K, Amendment No. 1 and the Company’s other filings made with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by "Part II. Item 8. Financial Statements and Supplementary Data" begins on page 17 of this Annual Report.

(2) Financial Statement Schedules.

No financial statement schedules are required to be filed by Items 8 and 15(c) because they are not required or are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

(3) Exhibits.

The list of the Exhibits in the Exhibit Index below is incorporated into this item by reference.

(b) See the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Master Asset Purchase Agreement, dated as of November 13, 2023, between Westlake Services, LLC dba Westlake Financial and Nicholas Financial, Inc., which is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated November 13, 2023, as filed with the SEC on November 17, 2023.

2.2

Share Purchase Agreement, dated as of May 1, 2024, by and among Amplex Electric, Inc., Mark R. Radabaugh, Dale B. Beckman and Nicholas Financial, Inc., which is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated May 1, 2024, as filed with the SEC on May 6, 2024.

3.1

Certificate of Corporate Domestication of Nicholas Financial, Inc., which is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated April 18, 2024, as filed with the SEC on April 24, 2024.

3.2

Certificate of Incorporation of Nicholas Financial, Inc., which is incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated April 18, 2024, as filed with the SEC on April 24, 2024.

3.3

Certificate of Amendment of Certificate of Incorporation of Nicholas Financial, Inc., which is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 27, 2024, as filed with the SEC on September 27, 2024.

3.4	Bylaws of Nicholas Financial, Inc., which is incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, dated April 18, 2024, as filed with the SEC on April 24, 2024

4.1

Form of Common Stock Certificate, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on July 1, 2024.

4.2

Description of the Registrant’s Securities, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on July 1, 2024

10.1

Reconnect Program Loan and Security Agreement, dated as of June 20, 2024, between Amplex Electric, Inc. and the United States of America acting through the Administrator of the Rural Utilities Service, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 23, 2024, as filed with the SEC on November 7, 2024.

10.2

Loan and Security Agreement, dated as of January 18, 2023, by and between Westlake Capital Finance, LLC, as lender, and Nicholas Financial, Inc. and Nicholas Data Services, Inc., as borrowers, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, as filed with the SEC on February 14, 2023.

10.3+*	Lease by and between Red Bug, LLC and Amplex Electric, Inc., dated as of December 15, 2015.

10.4+*	First Amendment to Lease Agreement by and between Red Bug, LLC and Amplex Electric, Inc., dated May 1, 2025.

10.5+*	Lease by and between Red Bug, LLC and Amplex Electric, Inc., dated as of March 1, 2023.

10.6+*	First Amendment to Lease Agreement by and between Red Bug, LLC and Amplex Electric, Inc., dated May 1, 2025.

10.7+

Nicholas Financial, Inc. 2015 Omnibus Incentive Plan, which is incorporated herein by reference to Appendix A to the Company’s Proxy Statement and Information Circular for the 2015 Annual General Meeting of Shareholders, as filed with the SEC on July 6, 2015.

10.8+

Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Stock Option Award, which is incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.

10.9+

Form of Nicholas Financial, Inc. 2015 Omnibus Incentive Plan Restricted Stock Award, which is incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.

10.10+

Form of Nicholas Financial, Inc 2015 Omnibus Incentive Plan Performance Share Award, which is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC on June 14, 2016.

10.11+

Employment Agreement between the Company and Jeffrey C. Royal, dated as of September 27, 2024, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 27, 2024, as filed with the SEC on September 27, 2024.

10.12+

Employment Agreement by and between the Company and Charles Krebs, dated as of June 11, 2024, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 1, 2024, as filed with the SEC on June 12, 2024.

10.13+

Employment Agreement, effective as of June 15, 2024, by and between Amplex Electric, Inc. and Mark Radabaugh, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 15, 2024, as filed with the SEC on June 21, 2024.

10.14+*	Employment Agreement by and between the Company and Dylan Flott, dated as of November 4, 2024.

10.15+

Employment Agreement between the Company and Michael Rost, dated as of August 15, 2023, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 14, 2022, as filed with the SEC on September 15, 2022.

10.16+

Employment Agreement between the Company and Irina Nashtatik, dated as of July 21, 2022, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 21, 2022, as filed with the SEC on July 22, 2022.

10.17+

Amendment to Employment Agreement by and between the Company and Irina Nashtatik, effective as of May 1, 2024, which is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 1, 2024, as filed with the SEC on June 12, 2024.

10.18+

Put/Call Agreement, dated as of June 15, 2024, by and between Nicholas Financial, Inc., Amplex Holdings, Inc. and Mark R. Radabaugh, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 15, 2024, as filed with the SEC on June 21, 2024.

10.19+

Stockholders Agreement, dated as of June 15, 2024, by and among Amplex Holdings, Inc., Nicholas Financial, Inc., and Mark R. Radabaugh and any other persons who become Stockholders (as defined therein), which is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 15, 2024, as filed with the SEC on June 21, 2024.

21*	Subsidiaries of Old Market Capital Corporation

23.1**	Consent of Forvis Mazars, LLP

31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. § 1350

97.1

Old Market Capital Corporation Recoupment of Incentive Compensation Policy, which is incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on July 1, 2024.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Represents a management contract or compensatory plan, contract, or arrangement in which a director or named executive officer of the Company participated.
*	Filed herewith.
**	Previously filed with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

OLD MARKET CAPITAL CORPORATION

Dated: July 21, 2025	By:	/s/ Jeffrey C. Royal
Jeffrey C. Royal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey C. Royal	Chief Executive Officer (Principal Executive Officer)	July 21, 2025
Jeffrey C. Royal

/s/ Charles Krebs	Chief Financial Officer (Principal Financial and Accounting Officer)	July 21, 2025
Charles Krebs

/s/ Adam K. Peterson	Director	July 21, 2025
Adam K. Peterson

/s/ Mark Hutchins	Director	July 21, 2025
Mark Hutchins

/s/ Jeremy Q. Zhu	Director	July 21, 2025
Jeremy Q. Zhu

/s/ Brendan Keating	Director	July 21, 2025
Brendan Keating