Form 10-Q
period 2025-06-30
OLD MARKET CAPITAL Corp
filed 2025-08-14
CIK 1000045

Table of Contents

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of August 14, 2025, 6,753,625 shares of common stock of the Registrant were outstanding. Of the Registrant’s 12,716,000 shares of common stock issued as of that date, 5,962,375 shares were held by the Registrant as treasury shares. Pursuant to applicable law, the shares held by the Registrant are not entitled to vote and, accordingly, 6,753,625 shares were entitled to vote.

OLD MARKET CAPITAL CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Old Market Capital Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$22,034	$24,516
Accounts receivable - net of related allowance for credit losses of $1 and $2, as of June 30, 2025 and March 31, 2025, respectively	146	109
Materials and supplies	1,005	968
Income taxes receivable	902	902
Prepaid expenses and other current assets	1,258	941
Assets of discontinued operations	14	-
Total current assets	25,359	27,436
Operating lease right-of-use assets	2,894	2,963
Property, plant, and equipment, net	34,494	30,945
Intangible assets, net	3,546	3,673
Goodwill	12,280	12,280
Other assets	352	375
Total assets	$78,925	$77,672

Liabilities, redeemable non-controlling interest and shareholders' equity
Current liabilities:
Accounts payable	$2,337	$1,300
Accrued expenses and other current liabilities	699	588
Operating lease liability - current portion	291	286
Contract liability	612	569
Current portion long-term debt	57	69
Liabilities of discontinued operations	-	90
Total current liabilities	3,996	2,902
Deferred income taxes	4,326	4,306
Long-term debt	1,618	759
Operating lease liability	2,612	2,685
Total liabilities	12,552	10,652
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	13,908	13,880
Shareholders’ equity:
Preferred stock, no par: 5,000 shares authorized; none issued	-	-
Common stock, 50,000 shares authorized, $0.01 par value, 12,716 shares issued and 6,708 outstanding at June 30, 2025; no par value, 12,674 shares issued and 6,696 shares outstanding at March 31, 2025	67	67
Treasury stock: 6,008 and 6,020 common shares, at cost, as of June 30, 2025 and March 31, 2025, respectively	(82,321)	(82,423)
Additional paid-in capital	41,616	41,645
Retained earnings	93,103	93,851
Total shareholders' equity	52,465	53,140
Total liabilities, redeemable non-controlling interest and shareholders' equity	$78,925	$77,672

See accompanying Notes to the Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,
	2025	2024
Revenue
Wireless internet services	$1,672	$319
Fiber internet services	930	106
Other revenue	432	64
Total revenue:	3,034	489
Operating expenses
General and administrative	2,233	3,791
Depreciation and amortization	608	91
Plant specific operations	427	74
Plant nonspecific operations	227	38
Cost of other revenue (exclusive of depreciation shown separately)	176	36
Cost of wireless and fiber internet services (exclusive of depreciation shown separately)	196	30
Marketing	153	-
Total operating expenses	4,020	4,060

Loss from operations	(986)	(3,571)

Other income (expense)
Interest income, net	215	411
Emigration tax expense	-	(1,711)
Loss on dissenting shareholders' liability	-	(829)
Gain on sale of assets	16	-
Other income expense	16	-
Total other income (expense), net	247	(2,129)

Loss before income taxes	(739)	(5,700)
Income tax (expense) benefit	(19)	128
Loss from continuing operations	(758)	(5,572)

Total income from discontinued operations, net of tax	38	2,059

Net loss	(720)	(3,513)

Less: Net income (loss) attributable to redeemable noncontrolling interest	28	(211)

Net loss attributable to common shareholders	$(748)	$(3,302)

Net loss per share attributable to common shareholders from continuing operations:
Basic	$(0.12)	$(0.79)
Diluted	$(0.12)	$(0.79)

Net income per share attributable to common shareholders from discontinued operations:
Basic	$0.01	$0.31
Diluted	$0.01	$0.30

Net loss per share attributable to common shareholders:
Basic	$(0.11)	$(0.49)
Diluted	$(0.11)	$(0.49)

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity

(Unaudited)

(In Thousands)

	Three Months Ended June 30, 2025
	Redeemable Non-Controlling Interest	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity
		Shares	Amount
Balance at March 31, 2025	$13,880	6,696	$67	$(82,423)	$41,645	$93,851	$53,140
Reissuance of treasury stock	-	12	-	102	(102)	-	-
Share-based compensation	-	-	-	-	73	-	73
Net income (loss)	28	-	-	-	-	(748)	(748)
Balance at June 30, 2025	$13,908	6,708	$67	$(82,321)	$41,616	$93,103	$52,465

	Three Months Ended June 30, 2024
	Redeemable Non-Controlling Interest	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity
		Shares	Amount
Balance at March 31, 2024	$-	7,289	$35,267	$(76,794)	$-	$100,369	$58,842
Issuance of restricted stock awards	-	17	-	-	-	-	-
Reclassification of dissenting shares to liability	-	(652)	(3,157)	-	-	(1,369)	(4,526)
Redomestication from Canada to Delaware and reduction of par value	-	-	(32,043)	-	32,043	-	-
Share-based compensation	-	-	-	-	103	-	103
Acquisition of Amplex	17,644	-	-	-	-	-	-
Purchase of additional shares of Amplex	(1,980)	-	-	-	1,980	-	1,980
Net loss	(211)	-	-	-	-	(3,302)	(3,302)
Balance at June 30, 2024	$15,453	6,654	$67	$(76,794)	$34,126	$95,698	$53,097

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(720)	$(3,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	608	91
Loss on dissenting shareholders' liability	-	829
Gain on sale of assets	(16)	-
Share-based compensation	243	103
Deferred income taxes	19	(128)
Provision for credit losses	1	-
Amortization of operating lease right-of-use assets	69	(6)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(38)	(21)
Materials and supplies	(37)	(53)
Prepaid expenses and other assets	209	337
Accounts payable, accrued expenses, and other liabilities	723	914
Operating right-of-use assets	-	20
Operating lease liabilities	(68)	(7)
Income taxes receivable	-	-
Other assets	23	26
Cash (used in) provided by operating activities from discontinued operations	(104)	970
Net cash provided by (used in) operating activities	912	(438)
Cash flows from investing activities:
Cash paid for acquisition of Amplex, net of cash acquired	-	(18,364)
Payments for property, plant, and equipment	(3,731)	(369)
Proceeds from the disposal of property, plant, and equipment	16	5
Net cash provided by investing activities from discontinued operations	-	40,809
Net cash (used in) provided by investing activities	(3,715)	22,081
Cash flows from financing activities:
Proceeds from RUS Loan	851	-
Payment on Bank Loans	(4)	-
Net cash provided by financing activities	847	-
Net (decrease) increase in cash and cash equivalents	(1,956)	21,643
Cash, cash equivalents and restricted cash at beginning of period	24,829	-
Cash, cash equivalents and restricted cash at end of period	$22,873	$21,643

Reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows:

Cash and cash equivalents at beginning of period	$24,516	$18,982
Restricted cash included in Prepaid expenses and other assets at beginning of period	313	-
Total cash, cash equivalents and restricted cash at beginning of period	$24,829	$18,982

Cash and cash equivalents at end of period	$22,034	$40,626
Restricted cash included in Prepaid expenses and other assets at end of period	839	-
Total cash, cash equivalents and restricted cash at end of period	$22,873	$40,626
Supplemental disclosure of cash flow information:
Interest paid	$4	$47
Supplemental schedule of noncash investing and financing activities:
Purchase of property, plant, and equipment included in accounts payable	$702	$403

Conversion of term loan advances into additional equity of controlled entity (Amplex)	$-	$754
Additional investments in controlled entity (Amplex)	$-	$7,500

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Organization

Effective as of September 27, 2024, the Company amended its Certificate of Incorporation to change its name from Nicholas Financial, Inc. to Old Market Capital Corporation by filing a Certificate of Amendment to Certificate of Incorporation with the Delaware Secretary of State. Old Market Capital Corporation ("OMCC" f/k/a Nicholas Financial, Inc., a Florida corporation (“NFI”), and together, with OMCC's wholly-owned and majority-owned subsidiaries, the "Company") is a holding company incorporated under the laws of the State of Delaware with one wholly-owned United States subsidiary, Nicholas Data Services, Inc., a Florida corporation ("NDS"), and its one controlling interest in Amplex Holdings, Inc. ("Amplex"). On April 18, 2024, OMCC completed its continuation and domestication from British Columbia to the State of Delaware by filing its Certificate of Corporate Domestication and Certification of Incorporation in the State of Delaware. As a result of the domestication, the Company's common stock par value increased from $0.00 to $0.01 on a one-for-one basis.

NDS historically was engaged in supporting and updating industry specific computer application software for small businesses located primarily in the Southeastern United States. NDS has ceased its operations; however, it continues as the interim holding company for OMCC. NFI was a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts for purchases of used and new automobiles and light trucks. NFI previously also offered direct consumer loans and sold consumer finance related products. NFI and NDS are based in the state of Florida.

On November 13, 2023, the Company entered into a Master Asset Purchase Agreement (the "Purchase Agreement") with Westlake Services, LLC dba Westlake Financial, a California limited liability company ("Westlake Financial"), pursuant to which the Company agreed to sell substantially all of the finance receivables and all of the repossessed assets of OMCC. In connection with entering into the Purchase Agreement, the Company ceased new loan originations of contracts and direct loans. On April 26, 2024, the transactions contemplated by the Purchase Agreement closed. See Note 13 for additional information.

On June 15, 2024, OMCC closed upon the acquisition of 51% of the issued and outstanding common shares of Amplex Electric Inc, an Ohio corporation ("Amplex"), all of which were placed in a newly formed holding company named Amplex Holdings, Inc., a Delaware corporation ("Amplex Holdings"). Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. As of June 30, 2025, Amplex had approximately 13,200 broadband customers (4,800 fiber subscribers) and over 13,000 fiber passings completed. Amplex's customer base includes residential and commercial customers. Amplex leases certain property (including an office building and warehouse).

In conjunction with the closing of the acquisition of Amplex (the “Amplex Acquisition”), the Company converted the outstanding principal and accrued interest of approximately $0.8 million under certain term loan advances made from February 2024 to June 2024 (the “Term Loan Advances”) into 421 shares of Amplex common stock at the share purchase price of $1,792.55 each. Subsequent to the closing of the Amplex Acquisition, the Company contributed an additional $3.0 million in June 2024 for 1,674 shares of Amplex common stock, at the purchase price of $1,793.19 per share, bringing the Company’s total indirect ownership to 56.5% of the issued and outstanding common shares of Amplex. In December 2024, the Company invested an additional $4.5 million into Amplex Holdings for 2,583 shares, at the purchase price of $1,742.16 per share, increasing the Company's ownership percentage to 60.9% of the issued and outstanding common shares of Amplex Holdings.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, primarily consisting of the operations of Amplex. For consolidated entities that are less than wholly-owned, the third party's holding of the equity interest is presented as noncontrolling interests in the condensed consolidated statements of redeemable noncontrolling interest and shareholders' equity. The portion of net income (loss) attributable to the noncontrolling interests is presented as net loss attributable to noncontrolling interests in the Company's condensed consolidated statements of operations. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are stated in U.S. dollars and are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). for interim financial information, with instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and with Article 8 of Regulation S-X thereunder Accordingly, they do not include all of the information and notes to the consolidated financial statements required by U.S. GAAP for complete consolidated financial statements, although the Company believes that the disclosures made are adequate to ensure the information is not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending March 31, 2026. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, as filed with the Securities and Exchange Commission on June 30, 2025 and as amended on June 30, 2025 and July 21, 2025.

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

Cash, Cash Equivalents, and Restricted Cash

Short-term highly liquid investments with a maturity date that was 3 months or less at the time of purchase are treated as cash equivalents. Amounts earned from cash equivalents are presented separately in the condensed consolidated statements of operations. Cash equivalents for the period include money market accounts and brokerage accounts.

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

The allowance for credit losses is based on the probability of future collection under the current expect credited loss impairment model under Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as macroeconomic trends or other factors including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to credit loss expense in the period incurred.

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

Asset	Estimated Useful Life
Equipment	5 - 7 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Lesser of lease term or useful life (generally 6 - 15 years)
Construction equipment	5 - 10 years
Fiber plant	15 - 30 years
Customer premise equipment	4 - 5 years
Towers	5 - 10 years
Plant in service	15 - 29 years

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

Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from 5 to 21 years. When certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable regardless of whether such carrying amount is zero or negative.

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

Pursuant to ASC 310-10, Receivables, a loan classified as held for investment should be reclassified to held for sale if the reporting on the date a loan is transferred into the held-for-sale category, any previously recorded allowance for credit losses is reversed in earnings and the loan is recorded at its amortized cost basis. Prior to the transfer, a reporting entity should apply its write off policy to the amortized cost basis. The amortized cost at the date of transfer should be reduced by any writeoffs recognized just prior to the transfer. If the amortized cost basis exceeds the loan’s fair value at the date of transfer, the reporting entity should establish a valuation allowance equal to the difference between amortized cost basis and fair value.

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

As a result of the sale of finance receivables and repossessed assets to Westlake Financial, the accompanying condensed consolidated financial statements reflect the activity related to the sale of the assets of the consumer finance segment as discontinued operations. The Company determined that the finance receivables met the held-for-sale criteria as of November 1, 2023 and the consumer finance segment met the discontinued operations criteria during the three months ended June 30, 2025. Additionally, concurrent with the decision to sell the finance receivables in November 2023, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. The Company compared the fair value and amortized cost of finance receivables held for sale and recorded a held for sale valuation allowance through earnings to reduce the amortized cost basis to fair value. The sale of the finance receivables and repossessed assets of the consumer finance segment was completed on April 26, 2024. See Note 13 for additional information regarding the activities of discontinued operations.

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

On May 1, 2025, Amplex as the lessee, and Red Bug, LLC (the “Lessor”) executed a First Amendment to the Lease Agreement originally dated March 1, 2023, for premises located in Troy Township, Wood County, Ohio. The amendment grants Amplex a right of first refusal (“ROFR”) to purchase the leased premises during the lease term, subject to certain conditions. Under the ROFR provision, if the Lessor intends to sell the property (excluding certain exempt transactions), Amplex has 30 days to elect to purchase the property on the same terms offered to a third-party buyer. If Amplex declines or does not respond, the Lessor may proceed with the sale within 180 days. If the sale terms materially change, then the ROFR resets and has to be reoffered to Amplex. This amendment does not modify the lease term, rent obligations, or other material economic terms of the original lease and has no accounting impact. The lease continues to be classified as an operating lease.

Dissenting Shares and Domestication

On November 22, 2023, OMCC, formerly known as Nicholas Financial, Inc., filed an initial Registration Statement on Form S-4 to register certain shares of the Company’s common stock in connection with the re-domestication (continuation) of the Company and the sale of the Company’s loan portfolio (the “Loan Portfolio Sale”). Shareholders had the right to dissent (the “Dissent Right”) to the continuation and the Loan Portfolio Sale under Section 309 of the British Columbia Business Corporations Act (“BCBCA”). Dissenting shareholders had the right to be paid the fair value of their shares (the “Dissenting Shares”) under Section 245 of the BCBCA. Fair value was determined as of the close of business on the day before the Loan Portfolio Sale was approved by shareholders.

On April 15, 2024 (the “Approval Date”), the stockholders of OMCC approved the re-domestication of the Company from Canada to the State of Delaware and the Loan Portfolio Sale. There were 652,249 Dissenting Shares exercised in accordance with the Dissent Right. The Company determined the Dissenting Shares are within the scope of ASC 480-10 as they are considered mandatorily redeemable as of the Approval Date and as such were classified as liabilities. Liability-classified instruments are initially measured at fair value (or allocated value). Subsequent changes in fair value are recognized through earnings for as long as the instruments continue to be classified as a liability. As of the Approval Date, the Company determined the fair value of the Dissenting Shares was $4.5 million based on the Company’s stock price of $6.94 as of such date.

On September 5, 2024, the Company settled in cash with the dissenting shareholders to repurchase 652,249 Dissenting Shares at a price per share of $8.63, or $5.6 million. The Dissenting Shares were retained by the Company to be included within treasury stock.

In conjunction with the cash settlement, the Company recognized a loss on dissenting shareholders’ liability of $0.8 million for three months ended June 30, 2024, respectively and derecognized the dissenting shareholders' liability. In addition, the repurchase of the Dissenting Shares (which were retained by the Company) were included within treasury stock as of the date of repurchase.

Fair Value Measurements

The Company applies ASU 820, Fair Value Measurement ("ASU 820"), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASU 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASU 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Certain assets and liabilities of the Company are required to be recorded at fair value either on a recurring or nonrecurring basis. The Company's non-financial assets such as property, plant, and equipment are recorded at cost. Fair value adjustments are made to these non-financial assets, on a nonrecurring basis, during the period an impairment charge is recognized, as applicable.

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

The following tables presents information about the Company’s financial instruments measured at fair value, on a recurring basis, consistent with the fair value hierarchy provisions:

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
June 30, 2025	$1,828	$-	$-	$1,828	$1,828
March 31, 2025	$1,400	$-	$-	$1,400	$1,400
Cash equivalents:
June 30, 2025	$21,045	$-	$-	$21,045	$21,045
March 31, 2025	$23,429	$-	$-	$23,429	$23,429

Advertising

Advertising costs are expensed as incurred. Advertising expense was $82 thousand and $6 thousand for the three months ended June 30, 2025 and 2024, respectively.

Materials and supplies

Materials and supplies primarily consists of internet optical network terminals as well as telecommunications and customer installation equipment. All materials and supplies inventory are stated at the lower of cost or net realizable value, using the first-in, first-out ("FIFO") cost method. The total valuation of materials and supplies is determined based on the FIFO adjusted cost of the telecommunications or internet device, accessory shipped or optical network terminals.

The net realizable value of materials and supplies inventory is analyzed for signs of obsolescence or damage on a regular basis. If assessments regarding the above factors adversely change, the Company may be required to write down the value of materials and supplies inventory. Due to the longer shelf lives and quick turnover for use in the Company's operations of the materials and supplies purchased, there have been no inventory write-downs or allowances recorded to-date.

Long-lived assets

Finite-lived intangible assets, property, plant, and equipment, and other long-lived assets held for use are amortized or depreciated over their estimated useful lives, as summarized in the respective notes below. These assets are evaluated for impairment based on the identification of asset groups. Our asset groups align with our reportable segments. We evaluated our asset groups for impairment during the fourth quarter of fiscal 2024 and concluded that there were no indicators that an asset group impairment was more likely than not.

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

As part of the Company's recent acquisition of Amplex, goodwill was recorded on the books. The goodwill recorded on the books as a result of the acquisition of Amplex through a stock purchase does not have favorable tax treatment. It will not be amortized or deducted for tax purposes, and the tax basis of the acquired assets remains unchanged. This results in a permanent book-tax difference when the goodwill is recognized for financial reporting purposes but not for tax purposes.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no uncertain tax positions as of June 30, 2025 or 2024.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Revenue Recognition

The Company generates revenue primarily from the following sources:

1.
Wireless internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Contracts standard terms and conditions state a penalty for early termination; however, the Company normally waives this penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the three months ended June 30, 2025, revenues from these services totaled approximately $1.7 million.
2.
Fiber internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Fiber optic internet services provide higher speeds than wireless internet. Contracts are typically cancellable without penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the three months ended June 30, 2025, revenues from these services totaled approximately $0.9 million.
3.
Other – These services include primarily voice over internet protocol (“VOIP”) telephone services to residential and commercial customers under 12-month periods. Contracts are typically cancellable without penalty. Standard monthly plans vary based on the features offered. Customers may purchase the equipment from the Company or a third-party vendor. In addition, the Company offers video streaming services through third-party providers. For the three months ended June 30, 2025, revenues from these services totaled approximately $0.4 million.

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

Segment Reporting

The Company reports operating segments in accordance with ASC 280, Segment Reporting (“ASC 280”), including the impact of adopting ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" (“ASU 2023-07”). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by their chief operating decision maker in deciding how to allocate resources and assesses performance. ASC 280 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way operating segments were determined and other items.

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

Redeemable Noncontrolling Interest

The Company classifies noncontrolling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s condensed consolidated balance sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The noncontrolling interest was recorded outside of shareholders’ equity because the noncontrolling interest provided the holder with put rights which allows the holder to compel the Company to purchase Amplex common stock at a variable amount per share at any time following the fifth anniversary of the closing date of the Amplex acquisition but prior to the fifteenth anniversary of the closing date of the Amplex acquisition. During this time period, the put option may be exercised by the holder at any time after 90 days prior written notice, which is considered not solely within the Company’s control. The Company determined the put option is not within the scope of ASC 480-10 to be recorded as a liability at fair value and will not subsequently adjust for changes in fair value. The Company adjusts redeemable noncontrolling interests for the portion of net loss attributable to the redeemable noncontrolling interests and for the change in the carrying amount of redeemable noncontrolling interest for the incremental value to which the noncontrolling interest holder may ultimately be entitled. When the redemption amount of redeemable noncontrolling interest exceeds the fair value, the Company has made an accounting policy election to reflect as a deemed dividend the entire change in the redemption amount (see Note 5).

For the three months ended June 30, 2025, the Company did not recognize a deemed dividend due to the carrying value of the redeemable noncontrolling interest exceeding its redemption value. As of June 30, 2025, the book value of this interest was approximately $13.9 million and was recorded as a redeemable noncontrolling interest in our condensed consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024 and for interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the effect of this new guidance and does not expect this standard to have a material impact on the Company’s condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the Codification that remove references to various FASB Concepts Statements. The requirements of this ASU 2024-02 are effective for the Company for interim periods in fiscal years beginning after December 15, 2024 and can be applied on a prospective or retrospective basis. This standard has not had a material impact on our condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The requirements of ASU 2024-03 are effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all period periods presented in the financial statements. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.

Note 3. Business Combination

On June 15, 2024 (the "Closing Date"), the Company closed a share purchase agreement to acquire Amplex from the sellers (the “Sellers”), pursuant to which the Sellers agreed to sell, and the Company agreed to purchase 51% of the issued and outstanding common shares, no par value per share, of Amplex and the Company agreed to make payment to holders of options for Amplex’s common shares in consideration of cancellation of such options for total purchase consideration of $18.4 million, which was paid in cash on the date of closing (the "Amplex Acquisition"). Amplex is an Ohio-based provider of rural broadband services to business and residential customers. The Company acquired Amplex in an attempt to provide better shareholder value over time. The financial results of Amplex have been included within the condensed consolidated financial statements since the Closing Date.

In conjunction with the closing of the Amplex Acquisition, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the share purchase price of $1,792.55 and purchased an additional 1,674 shares of Amplex common stock at a price of $1,792.55 per share for a total of $3.0 million. These transactions, concurrently executed at the Transaction Closing Date, increased the Company's ownership in Amplex to 56.5%. In December 2024, the Company entered into a Subscription Agreement whereby the Company invested an additional $4.5 million into Amplex, increasing the Company's ownership percentage to 60.9%.

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

The Company incurred $1.1 million of transaction costs related to the acquisition of Amplex during the fiscal year ended March 31, 2025. These costs are classified as general and administrative expenses in the Company's condensed consolidated statements of operations. The Company recorded a measurement period adjustment during the fourth fiscal quarter of 2025 that decreased the value of finite lived intangible assets acquired in the transaction by $7.0 million, increased the value of property, plant, and equipment by $4.5 million, increased cash acquired by $0.2 million, and decreased total liabilities by $0.5 million (which is almost entirely attributable to a decrease in deferred income taxes). These adjustments had the net effect of increasing goodwill by $1.8 million.

The measurement period adjustments for the fair value of the assets acquired and liabilities assumed, as described above, were recognized during the fiscal year ended March 31, 2025, of which the final purchase price allocation adjustments were determined and calculated as if the accounting had been completed at the acquisition date. As a result of the final revised estimates in the fair values determined for the finite lived intangible assets, property, plant, and equipment, and their related estimated useful lives, there also was a corresponding adjustment to the income effects that would have been recognized for depreciation expense and amortization expense.

Of the $0.5 million of amortization expense recorded during the year ended March 31, 2025 for the finite lived intangible assets acquired, approximately $24 thousand would have been recognized through the first quarter ended June 30, 2024, which represents a $6 thousand decrease in amortization expense from the $30 thousand that was previously estimated using the provisional amounts of finite lived intangible assets as presented in previous filings.

Of the $1.5 million of depreciation expense recorded during the year ended March 31, 2025 for the property, plant, and equipment acquired, approximately $75 thousand would have been recognized through the first quarter ended June 30, 2024, which represents a $14 thousand increase in depreciation expense from the $61 thousand that was previously estimated using the provisional amounts of property, plant, and equipment as presented in previous filings.

The following is the net impact of the Amplex Acquisition on the Company's condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024:

	(In thousands)
	Three months ended June 30,
	2025	2024
Total revenue	$3,034	$489

Net income (loss) from continuing operations	$74	$(600)

The following table represents the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on April 1, 2024.

	(In thousands)
	Three months ended June 30,
	2025 (Actual)	2024 (Pro Forma)
Revenue	$3,034	$4,130

Net loss from continuing operations attributable to common shareholders	(786)	(3,912)
Net income from discontinued operations attributable to common shareholders	38	2,059
Net loss attributable to common shareholders	$(748)	$(1,853)

The following table represents the supplemental schedule of noncash investing and financing activities related to the Amplex acquisition:

	(In thousands)
	Three months ended June 30,
	2025	2024
Supplemental schedule of noncash investing and financing activities
Fair value of Amplex assets acquired	$-	$45,199
Less: redeemable noncontrolling interest	-	(17,644)
Less: cash paid for Amplex common stock	-	(18,364)
Amplex liabilities assumed	$-	$9,191

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

Contract Liability

The Company has current contract liability balances recorded of $0.6 million and $0.6 million as of March 31, 2025 and June 30, 2025, respectively, which represent amounts billed or collected in advance of the Company’s satisfaction of its performance obligations for the applicable contracts. During the quarter ended March 31, 2025, almost the entire $0.6 million contract liability balance as of March 31, 2025 was recognized as revenue during the period, and the $0.6 million contract liability balance as of June 30, 2025 pertains almost entirely to new customer billings made in advance of the Company's satisfaction of future performance obligations, as substantially all of the Company's billings that get added to the contract liability balances are billed for performance obligations that are satisfied by the Company in the subsequent month.

Note 5. Earnings Per Share

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. Earnings per share is calculated using the two-class method, as such awards are more dilutive under this method than the treasury stock method. Ordinarily, basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. The Company's participating securities are non-vested restricted shares which are not required to share losses, and accordingly, are not allocated losses in periods of net loss. Dilutive earnings per share are calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which includes the dilutive effect of additional potential common shares from stock compensation awards. In a period of loss, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. For the quarter ended June 30, 2025, the Company excluded 45,624 contingently issuable shares from the diluted earnings per share calculation for continuing operations because their inclusion would have been anti-dilutive. However, these shares are dilutive for the quarter ended June 30, 2025 for discontinued operations and are included in the earnings per share calculation. These shares relate to employee and director compensation agreements.

In accordance with ASC 480-10-S99-3A, as the Company's redeemable noncontrolling interest is redeemable at an amount other than fair value, the Company has made an accounting policy election to reflect the entire adjustment to the carrying value, when the formula-based calculation of redemption value exceeds its stated carrying amount, as a deemed dividend. After accounting for the adjustments to the carrying value to reflect the changes in the calculated redemption amount during the fiscal year ended June 30, 2025 as described in the Summary of Significant Accounting Policies (see Note 2) there were no resulting deemed dividends to be recognized and accordingly no adjustment was made to the numerator for calculating earnings per share.

For the three months ended June 30, 2025, there were no potentially dilutive securities excluded from the diluted net loss per share calculations due to there being none outstanding and also because they would be anti-dilutive if there were such dilutive shares outstanding during the period. For the three months ended June 30, 2024, potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were comprised of 5 thousand shares from options to purchase common shares.

Loss and income per share has been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended June 30,
	(In thousands, except per share amounts)
	2025	2024
Numerator
Net loss from continuing operations attributable to common shareholders	$(786)	$(5,361)
Net income (loss) from discontinued operations attributable to common shareholders	$38	$2,059
Net loss attributable to common shareholders	$(748)	$(3,302)

Denominator
Denominator for basic loss per share - weighted-average shares outstanding	6,708	6,749
Dilutive effect of stock options	46	5
Denominator for diluted earnings per share from discontinued operations	6,754	6,754

Per share loss from continuing operations attributable to common shareholders
Basic	$(0.12)	$(0.79)
Diluted	$(0.12)	$(0.79)

Per share income from discontinued operations attributable to common shareholders
Basic	$0.01	$0.31
Diluted	$0.01	$0.30

Per share loss available to common stockholders
Basic	$(0.11)	$(0.49)
Diluted	$(0.11)	$(0.49)

Note 6. Long-Term Debt

	(In thousands)
	June 30, 2025	March 31, 2025

RUS Loan	$1,478	615
Bank Equipment Loans	197	213
Total Outstanding Debt	1,675	828
Less Current Portion	57	69
Total Long-Term Debt	$1,618	$759

The scheduled maturities of outstanding debt, excluding the effect of any future drawdowns or interest expense, at June 30, 2025 are as follows (in thousands):

(In thousands)
Remainder of FY 2026	$41
FY 2027	60
FY 2028	64
FY 2029	1,510
Total Outstanding Debt	$1,675

The Company’s weighted-average interest rate for the outstanding debt agreements for the three months ended June 30, 2025 and fiscal year ended March 31, 2025 was 4.73%. The Company's weighted-average interest rate on only its short-term borrowings outstanding as of June 30, 2025 and fiscal year ended March 31, 2025, which is solely inclusive of the bank equipment loans, was 15.50%.

RUS Loan - On September 23, 2024, Amplex entered into a Reconnect Program Loan and Security Agreement (the “RUS Loan Agreement”) with the United States of America acting through the Administrator of the Rural Electric Services (“RUS”), pursuant to which RUS has extended Amplex a secured loan in the principal amount of up to $21,341,792 (the “RUS Loan”). The cash received from the RUS Loan is restricted and held in a pledged deposit account, which is presented within “Prepaid expenses and other current assets” within the condensed consolidated balance sheets. The purpose of the RUS Loan is to finance the construction of a broadband infrastructure project to serve rural areas where at least 50% of the households are without sufficient access to broadband.

Amplex has five years to draw funds under the RUS Loan Agreement, which expires on October 31, 2029. The RUS Loan is secured by all of Amplex’s assets and bears interest at a rate of 2% per annum, calculated by daily accrual. All monthly payments for accrued interest and principal on advances are able to be deferred for a three-year period ending on October 31, 2027, unless earlier payments are elected to be made by the Company. At the end of the three-year deferral period, all unpaid accrued interest will be capitalized and added to the outstanding principal, and monthly payments will be established in an amount that amortizes the outstanding balance in equal payments over the remaining term of the RUS Loan. The principal advanced pursuant to the RUS Loan Agreement and remaining unpaid, if any, and interest thereon, shall be due and payable on October 31, 2046. All, or a portion of the outstanding balance, of any advance made under the RUS Loan Agreement may be prepaid on any payment date without penalty.

The obligation of RUS to advance funds to Amplex under the RUS Loan Agreement is subject to conditions that are customary for loans made by RUS, including the accuracy of Amplex’s representations and warranties, no material adverse effect with respect to Amplex, no event of default, receipt of a financial requirement statement from Amplex, current financial statements, compliance with buildout timelines, material compliance with the RUS Loan Agreement, obtaining specified permits, licenses and franchises and maintenance of on deposit in a pledged deposit account of required matching funds for completion of projects. Other conditions include Amplex having positive cash flow from operations at the end of the fifth year of an award under the RUS Loan Agreement and providing the specified level of broadband service for the period specified in the RUS Loan Agreement. The RUS Loan Agreement contains negative covenants of Amplex that are customary for loans made by RUS, including Amplex not merging, consolidating, reorganizing or selling, leasing or transferring a substantial part of its property without RUS’ prior written consent, Amplex not incurring additional debt with specified exceptions, Amplex not changing its principal place or place of business without RUS’ consent and Amplex not issuing preferred stock without RUS’ consent. RUS may suspend advances if Amplex suffers a material adverse effect or an event of default occurs.

The RUS Loan Agreement contains customary events of default, including materially incorrect representations and warranties, nonpayment of the RUS Loan, improper expenditures, failure to keep adequate records, failure to build in accordance with timelines, bankruptcy, dissolution or liquidation and impairment of business. If an event of default occurs, RUS could restrict Amplex’s ability to obtain additional advances under the RUS Loan Agreement, accelerate all amounts outstanding under the RUS Loan Agreement, enforce RUS’ interest against the collateral pledged under the RUS Loan Agreement or enforce such other rights and remedies as RUS may have under the loan documents or applicable law as secured lenders.

Bank Equipment Loans - In November 2024, the Company entered into two equipment finance agreements with [Name of Lender] (collectively, the “Bank Equipment Loans”) to provide financing for the Company to enable the purchase of certain pieces of equipment fixed assets. The Bank Equipment Loans are secured by the pieces of equipment for which the financing agreements were entered into for purchase. Each Bank Equipment Loan contains customary covenants and events of default, including materially incorrect representations and warranties, nonpayment of the loan, and failure to maintain proper registrations, titles, permits, licenses, and insurance policies covering the equipment. Interest under the Bank Equipment Loans accrues at a rate indexed to the "ICE Swap Rate - USD rates SOFR 1100" as published by Intercontinental Exchange, Inc., up to a maximum of 18% per annum. Payments on the Bank Equipment Loans are due monthly, and the loans mature in November 2026.

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment consist of the following:

	(In thousands)
	June 30, 2025	March 31, 2025

Fiber plant	$23,147	$21,375
Equipment	10,083	9,794
Leasehold improvements	592	580
Furniture and fixtures	265	249
Towers	36	36
Total, property, plant, and equipment in service	34,123	32,034
Property, plant, and equipment under construction	2,216	346
Total property, plant, and equipment	36,339	32,380

Less: accumulated depreciation	(1,845)	(1,435)
Total property, plant, and equipment, net	$34,494	$30,945

Depreciation expense was $481 thousand and $61 thousand for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense is included in depreciation and amortization in the condensed consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The acquired goodwill represents the value of combining operations of Amplex and the Company.

The change in the carrying amount of goodwill for the three months ended June 30, 2025 was as follows:

(In thousands)	Net Carrying Amount as of March 31, 2025	Additions	Impairment	Net Carrying Amount as of June 30, 2025
Goodwill	$12,280	$-	$-	12,280
	$12,280	$-	$-	$12,280

The changes in intangible assets for the three months ended June 30, 2025 consists of the following:

(In thousands)	Weighted Average Remaining Amortization Period (Years)	Net Carrying Amount as of March 31, 2025	Additions	Impairment	Amortization	Net Carrying Amount as of June 30, 2025
Definite lived intangible assets:
Subscriber relationships	3.99	$2,234	$-	$-	$(116)	$2,118
Trade name	8.94	467	-	-	(11)	456
		2,701	-	-	(127)	2,574
Indefinite lived intangible assets:
IP Addresses	N/A	392	-	-	-	392
CBRS FCC license	N/A	580	-	-	-	580
		972	-	-	-	972
		$3,673	$-	$-	$(127)	$3,546

Amortization expense totaled $127 thousand and $30 thousand for the three months ended June 30, 2025 and 2024, respectively. Amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations.

As of June 30, 2025, the future expected amortization expense for intangible assets is as follows:

(In thousands)
Remainder of FY 2026	$436
FY 2027	582
FY 2028	582
FY 2029	582
FY 2030	178
Thereafter	214
Total	$2,574

Note 9. Leases

The Company's operating leases for its equipment and specialized spaces for company equipment have terms expiring at various dates through June 2033. Certain lease arrangements include renewal options, escalation clauses and rights of first refusal for the lessee to purchase the applicable property.

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

The key components of the Company's operating leases expenses are included in general and administrative expenses on the condensed consolidated statements of operations and were as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024
Operating lease expense	117	10
Short-term lease expense	-	3
Total lease cost	$117	$13

Right-of-use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	(In thousands)
	June 30, 2025	March 31, 2025
Operating leases:
Operating lease right-of-use assets	$2,894	$2,963
Current portion of operating lease liabilities	291	286
Operating lease liabilities, net of current portion	2,612	2,685

The weighted-average remaining lease term for operating leases was 10 years for the three months ended June 30, 2025 and the fiscal year ended March 31, 2025. The weighted-average discount rate was 6.3% for the three months ended June 30, 2025 and the fiscal year ended March 31, 2025.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2025, are as follows:

(In thousands)
Remainder of FY 2026	$368
FY 2027	468
FY 2028	455
FY 2029	413
FY 2030	412
Thereafter	1,833
Total minimum lease payments	3,949
Less: effects of discounting	(1,046)
Present value of future minimum lease payments	$2,903

Note 10. Commitments and Contingencies

The Company is involved in certain claims and legal proceedings in the normal course of business. If one of these claims were to be decided against the Company, it could have a material adverse effect on the Company’s financial condition or results of operations.

Claims and legal proceedings relating to discontinued operations

The Company has been sued together with several other defendants, in a lawsuit styled: Nicholas Financial, Inc. v. Jeremiah Gross, No. 21CY-CV02148-01, 7th Judicial Circuit, Clay County, Missouri. On March 9, 2021 the Company filed suit against Jeremiah Gross for a deficiency balance owed to the Company following the 2018 surrender and sale of his motor vehicle which secured a loan from the Company. On April 22, 2021 a default judgment for $7,984 was entered against Gross. On December 22, 2021 Gross filed a motion to set aside the default judgment. The Court granted his motion on March 23, 2022. In his answer he asserted a class-action counterclaim against the Company seeking to represent a Nationwide class of the Company’s customers who received allegedly deficient notices regarding the sale of their vehicles and whose vehicles were recovered and sold by the Company, and on behalf of Missouri customers who received allegedly deficient notices from the Company regarding the sale of their recovered vehicles and the calculation of the deficiency owed the Company. The Company filed its answer to the counterclaim on May 13, 2022. On September 9, 2022 the

Company filed a motion for summary judgment as to all counts of the counterclaim and Nicholas Financial, Inc.’s claim against Gross. The motion was argued on February 16, 2023. On March 27, 2023 the Court entered an order granting the motion in part and denying the motion in part. The Court found in favor of Nicholas Financial, Inc. as to the counterclaim regarding presale notices and prejudgment interest and in Gross’s favor for the counterclaim as to post-sale notices. The Court also denied Nicholas Financial, Inc.’s motion for summary judgment as to its claim for a deficiency against Gross. The remaining claim related to post sale notices sent to Missouri customers. The parties, including the Company’s insurer Gemini Insurance Company ("Gemini"), settled the case and the Court entered a Final Approval Order on May 15, 2024 which found the Agreement to have been entered into in good faith and approving the Company’s assignment to the Class of the Company’s claims against certain insurers, brokers, and agents. Further, the Court approved the settlement as fair, reasonable, and adequate as to, and in the best interests of, each of the Parties and the Settlement Class members and in full compliance with all requirements of the laws of Missouri, the United States Constitution (including the Due Process Clause), and any other applicable law. The Court directed the parties to the Lawsuit to implement and consummate the Agreement pursuant to its terms and provisions. Pursuant to the terms of the Agreement, the Court entered a Final Judgment against the Company in favor of the Class. In the Final Judgment, the Court held that other than the funds to be paid by Gemini on behalf of the Company, the Company had no obligation to satisfy the judgment, and that any remaining amount may only be satisfied from the Company’s Insurers and Insurance Agents other than Gemini.

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

Claims and legal proceedings relating to continuing operations

On August 14, 2024, the federal court in the Western District of Missouri granted Gross’s (Class Representative’s) motion to remand the Cross-Claim against Zurich, which means the action was reinstated that day in the state Circuit Court. Shortly after the remand, on September 5, 2024, the state court granted a joint motion by Gross and Zurich to stay the state court action pending the state Appeals Court’s disposition of Zurich’s appeal. On April 25, 2025, Missouri Court of Appeals dismissed Zurich’s appeal for failure to prosecute.

On October 16, 2024, Gross and the class reached an agreement with the Company and Zurich to resolve the dispute regarding the Company’s insurance coverage under the Zurich policies (the “Zurich settlement”). On May 22, 2025 the Circuit Court for Clay County, Missouri approved the Zurich settlement. The effective date under the class action settlement has been triggered, and Gemini made the class action settlement payment on behalf of the Company which the Settlement Administrator confirmed cleared on June 3, 2025. There was no income or expense recorded by the Company in relation to this case as of June 30, 2025.

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

In August 2019, the Company’s Board authorized an additional repurchase of up to $1.0 million of the Company’s outstanding shares.

The table below summarizes treasury share transactions for the Company:

	For the Three Months Ended June 30,
	2025		2024
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	6,020	$(82,423)	5,368	$(76,794)
Treasury shares reissued	(12)	102	-	-
Treasury shares at the end of period	6,008	$(82,321)	5,368	$(76,794)

Note 12. Income Taxes

The provision (benefit) for income taxes reflects an effective U.S. tax rate, which differs from the corporate tax rate for the following reasons:

The Company recorded an income tax expense of approximately $19 thousand and ($128) thousand from continuing operations for the three months ended June 30, 2025 and 2024, respectively.

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was -2.75% and 3.56%, respectively.

The change in the effective tax rate from the comparison of 2025 and 2024 as noted above primarily relates to the operations of Amplex. The Company only records a valuation allowance for OMCC since there is not sufficient evidence of future earnings to support a position that it will be able to realize its net deferred tax asset.

As of March 31, 2025, the Company had federal and state net operating losses (“NOL”) of approximately $70 million and $61 million, respectively.

The Federal NOLs were generated after December 31, 2017 and therefore have an infinite carryforward period but can only be utilized up to 80% of taxable income. State NOLs generated have various expiration rules and dates with the first amount of NOLs expiring in 2033. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s NOL carryforwards is subject to annual limitations following greater than 50% ownership changes. The Company is subject to taxation in the United States federal and state jurisdictions. The Company’s federal income tax and state income tax returns are subject to examination by tax authorities. Its statute of limitations will remain open for all years with unutilized NOLs. The Company is not currently under examination by any tax authority.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA’s impact on the Company’s consolidated financial statements.

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

On July 25, 2024, the arrangement between the Company and Westlake regarding a reconciliation of the initial payment to Nicholas Financial, escrow, and contingent consideration was settled, which resulted in the Company paying Westlake Financial $2.4 million and waiving the right to any future contingent payments from Westlake Financial as originally stated in the Purchase Agreement. As a result of the sale of the Company's finance receivables and repossessed assets to Westlake, the Company recognized a gain of $1.7 million (only $1.5 million of which had been recognized as of June 30, 2024), calculated as the excess of the total consideration received over the carrying value of the finance receivables and repossessed assets sold to Westlake. The disposition of the finance receivables and all of its repossessed assets represents a strategic shift in the business based on the total assets, revenue, and net income of the segment sold to Westlake in comparison to the financial information of the Company as a whole.

The following depicts the results of operations for the discontinued operations of the Company for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024
Revenue
Interest and fee income on finance receivables	-	1,229
Operating (recoveries) expenses	(38)	687

Income from operations	38	542

Gain on disposal of assets, net of tax	-	1,517
Income before income taxes	38	2,059
Income tax expense (benefit)	-	-
Net income from discontinued operations, net of tax	$38	$2,059

Note 14. Segment Information

Segment Information - The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results and financial metrics for the Company to make decisions about allocating resources and assessing financial performance. The Company has one segment manager who reports directly to the CODM. The Company operates as one operating segment, Telecommunications, which provides broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. Customers include residential clients and commercial clients. In previous years, the Company had a consumer finance segment, however, this is now reported within discontinued operations for the periods presented (refer to Note 13 for further details).

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

Reported segment revenue, segment operating income (loss), and significant segment expenses for the three months ended June 30, 2025 and 2024 are as follows:

Telecommunications	For the Three Months Ended June 30,
2025 ($ in thousands)	2025	2024
Telecommunications Segment Revenue
Wireless internet services	$1,672	$319
Fiber internet services	930	106
Other revenue	432	64
Total revenue	3,034	489
Operating expenses
Salary and wages
General and administrative	1,227	831
Depreciation and amortization	572	80
Plant specific operations	427	74
Plant nonspecific operations	227	38
Cost of other revenue (exclusive of depreciation shown separately)	176	36
Cost of wireless and fiber internet services (exclusive of depreciation shown separately)	196	30
Marketing	144	0
Total segment operating expenses	2,969	1,089

Telecommunications segment operating income (loss)	65	(600)

Other segment items[1]	28	-

Segment income (loss) before income taxes and discontinued operations	93	(600)

Reconciliation to consolidated net loss before income taxes and discontinued operations:
Corporate overhead and other income
General and administrative	(1,006)	(2,960)
Marketing	(9)	-
Depreciation and amortization	(36)	(11)
Interest income, net	219	411
Emigration tax (expense)	-	(1,711)
(Loss) on dissenting shareholders' liability	-	(829)

Consolidated net loss before income taxes and discontinued operations	$(739)	$(5,700)

1 Other segment items included in Segment operating loss include interest expense, gain on the sale of assets, and other income.

Assets by segment as of June 30, 2025 and March 31, 2025 are as follows:

	June 30,	March 31,
($ in thousands)	2025	2025
Telecommunications operating segment assets	$55,726	$53,994
Corporate assets	23,199	23,678
Total Assets	$78,925	$77,672

Note 15. Subsequent Events

On July 16, 2025, the Company entered into a Subscription Agreement pursuant to which the Company invested an additional $4.5 million into Amplex Holdings, increasing the Company's ownership percentage to 66.1%. The transaction and its economic terms were provided for in the Stockholders Agreement, dated as of June 15, 2024, among the Company, Amplex Holdings and Mark R. Radabaugh, which was entered into at the time of the Company’s initial investment in Amplex.

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

Forward-looking statements involve a number of risks and uncertainties, including but not limited to those discussed in the “Risk Factors” section in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results or conditions, which may not occur as anticipated. Actual results or conditions could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described herein and in the Company’s other public filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended March 31, 2025, as well as other risks and uncertainties not now anticipated. The risks and uncertainties described herein and in the Company’s other public filings are not exclusive and further information concerning the Company and its businesses, including factors that potentially could materially affect the Company's financial results, may emerge from time to time. Except as required by law, the Company assumes no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Any forward-looking statements made by us in this document speak only as of the date on which they are made. We are under no obligation, and expressly disclaim any obligation, to update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Overview

The Company was previously a specialized consumer finance company focused on subprime auto lending. The Company announced the restructuring of operations in November 2023 and now operates as a holding company which owns an indirect controlling interest in Amplex, a broadband company located in northwest Ohio. The Company, which is based in Omaha, Nebraska, continues to pursue additional controlling interests in other companies and sectors yet to be determined.

Change in Operating Strategy

On November 13, 2023, the Company entered into a Master Asset Purchase Agreement (the "Purchase Agreement") with Westlake Services, LLC dba Westlake Financial, a California limited liability company ("Westlake Financial"), pursuant to which the Company agreed to sell substantially all of the Company's finance receivables and all of its repossessed assets. On April 26, 2024, the transactions contemplated by the Purchase Agreement closed.

On June 15, 2024, the Company closed upon the acquisition of 51% of the issued and outstanding common shares of Amplex, which was placed into Amplex Holdings. Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. As of June 30, 2025, Amplex had approximately 13,200 broadband customers (4,800 fiber subscribers) and over 13,000 fiber passings completed.

Concurrently, on June 15, 2024, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex common stock at the Share Purchase Price of $1,792.55 and purchased 1,674 shares of Amplex common stock at the share purchase price of $1,792.55 each for an aggregate purchase price of $3.0 million. These transactions increased the Company's indirect ownership in Amplex to 56.5%. In December 2024, the Company entered into a Subscription Agreement whereby the Company invested an additional $4.5 million into Amplex Holdings, increasing the Company's ownership percentage to 60.9%.

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

Result of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Revenues of Continuing Operations

For the three months ended June 30, 2025 and 2024, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended June 30,		Variance
(In thousands)	2025	2024	$ Change	% Change
Revenue
Wireless internet services	$1,672	$319	$1,353	424%
Fiber internet services	930	106	824	777%
Other revenue	432	64	368	575%
Total revenue	$3,034	$489	$2,545	520%

Revenue totaled $3.0 million for the three months ended June 30, 2025, compared to $0.5 million for the three months ended June 30, 2024. The increase in revenue for the three months ended June 30, 2025 is primarily due to the Company completing its acquisition of Amplex on June 15, 2024. As a result, revenue was received by the Company from additional services provided by Amplex for the entire quarter for the current period, whereas for the three months ended June 30, 2024, Amplex only provided 15 days’ worth of revenue. By acquiring a majority interest in Amplex Holdings, which holds 100% of Amplex, the Company now indirectly through Amplex provides wireless internet services, fiber internet services, and other services including VOIP telephone and video streaming. Further, as a result of changes in the Company's operations arising in connection with the transactions undertaken pursuant to the Purchase Agreement with Westlake Financial in April 2024 and the Amplex Acquisition in June 2024, the Company's revenue is not comparable on a year-over-year basis.

Expenses of Continuing Operations

For the three months ended June 30, 2025 and 2024, our expenses in dollars and as a percentage of total expenses were as follows:

	For the Three Months Ended June 30,		Variance
(In thousands)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$2,233	$3,791	$(1,558)	(41)%
Depreciation and amortization	608	91	517	568%
Plant specific operations	427	74	353	477%
Plant nonspecific operations	227	38	189	497%
Cost of other revenue (exclusive of depreciation shown separately)	176	36	140	389%
Cost of wireless and fiber internet services (exclusive of depreciation shown separately)	196	30	166	553%
Marketing	153	-	153	—%
Total operating expenses	$4,020	$4,060	$(40)	(1)%

Cost of Wireless and Fiber Internet Services and Cost of Other Revenue of Continuing Operations

Cost of wireless and fiber internet services totaled $0.2 million for the three months ended June 30, 2025, compared to $0.1 for the three months ended June 30, 2024. In addition, cost of other revenue totaled $0.2 million for the three months ended June 30, 2025 compared to $0.1 million for the three months ended June 30, 2024. As discussed above, the Company now indirectly through Amplex provides wireless internet, fiber internet, and other services in conjunction with its acquisition of a majority interest in Amplex Holdings, which holds 100% of Amplex. Therefore, the cost of wireless and fiber internet services and cost of other revenue increased during the three months ended June 30, 2025 when compared to the prior period. As a result of the Purchase Agreement with Westlake Financial in April of 2024 and the Amplex Acquisition in June of 2024, the Company's cost of wireless and fiber internet services and cost of other revenue is not comparable on a year-over-year basis.

Plant Specific and Plant Nonspecific Operations of Continuing Operations

Plant specific and plant nonspecific operations expenses totaled $0.7 million for the three months ended June 30, 2025, compared to $0.1 million for the three months ended June 30, 2024. Due to the Company's acquisition of Amplex, the Company began providing additional services during the three months ended June 30, 2025 that were not provided in the prior period. Therefore, plant specific and nonspecific operations expenses increased for the three months ended June 30, 2025 when compared to the prior period. As a result of the Purchase Agreement with Westlake Financial in April of 2024 and the Amplex Acquisition in June of 2024, the Company's plant specific and nonspecific operations expenses are not comparable on a year-over-year basis.

General and Administrative Expenses of Continuing Operations

General and administrative expenses totaled $2.2 million for the three months ended June 30, 2025, compared to $3.8 million for the three months ended June 30, 2024. The decrease in general and administrative expenses for the three months ended June 30, 2025 is primarily due to additional professional fees and restructuring expenses incurred in the prior period in relation to the Amplex Acquisition, which was closed by the Company during the three months ended June 30, 2024. As a result of the Purchase Agreement with Westlake Financial in April of 2024 and the Amplex Acquisition in June of 2024, the Company's general and administrative expenses are not comparable on a year-over-year basis.

Depreciation and Amortization Expenses of Continuing Operations

Depreciation and amortization expense totaled $0.6 million for the three months ended June 30, 2025, compared to $0.1 million for the three months ended June 30, 2024. The increase in depreciation and amortization expense for the three months ended June 30, 2025 is primarily attributable to the consolidation of Amplex for the entire period of the three months ended June 30, 2025. As a result of the Purchase Agreement with Westlake Financial in April of 2024 and the Amplex Acquisition in June of 2024, the Company's depreciation and amortization expense is not comparable on a year-over-year basis.

Emigration Tax Expense of Continuing Operations

Emigration tax expense was $0 million for the three months ended June 30, 2025 compared to $1.7 million for the three months ended June 30, 2024. The decrease in emigration tax expense in the current period is due to the Company completing its continuation and domestication from a company incorporated under the laws of British Columbia to a corporation incorporated under the laws of the State of Delaware as of April 18, 2024.

Loss on Dissenting Shareholders' Liability of Continuing Operations

Loss on dissenting shareholders' liability was $0 million for the three months ended June 30, 2025 compared to $0.8 million for the three months ended June 30, 2024. The decrease in loss on dissenting shareholders' liability is a result of the change in fair value of the liability during the period that represents the amount owed to dissenting shareholders from the sale of assets to Westlake Financial. As of June 30, 2025, the Company settled the total amount owed to the dissenting shareholders.

Discontinued Operations

Income from discontinued operations was $38 thousand for the three months ended June 30, 2025 compared to income from discontinued operations of $542 thousand for the three months ended June 30, 2024. The decrease in income for the three months ended June 30, 2025 is primarily attributed to a decrease in general and administrative expenses and a decrease in credit losses due to the sale of the finance receivables and repossessed assets to Westlake Financial when compared to the three months ended June 30, 2024.

Liquidity and Capital Resources

The Company's cash flows are summarized as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by (used in) operating activities	$912	$(438)
Net cash (used in) provided by investing activities	(3,715)	22,081
Net cash used in financing activities	847	-

Net cash provided by (used in) operating activities increased for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The increase in cash provided by (used in) operating activities was primarily due to a decrease in net loss of $2.8 million, and net change in operating assets and liabilities of $0.4 million, partially offset by a decrease in cash provided by operating activities from discontinued operations of $1.1 million. Further, as a result of the Purchase Agreement with Westlake Financial in April of 2024 and the Amplex Acquisition in June of 2024, the Company's change in cash provided by operating activities is not comparable on a year-over-year basis.

Net cash (used in) provided by investing activities decreased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in net cash (used in) provided by investing activities is primarily due to the purchase of property and equipment of $3.7 million for the three months ended June 30, 2025, as compared to the net $22 million proceeds received during the three months ended June 30, 2024 resulting from the $18.4 million of cash paid for the acquisition of Amplex in June 2024 offset by an increase in net cash provided by investing activities from discontinued operations of $40.8 million. As a result of the Purchase Agreement with Westlake Financial in April of

2024 and the Amplex Acquisition in June of 2024, the Company's change in cash provided by investing activities is not comparable on a year-over-year basis.

Net cash used in financing activities increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to the proceeds of long-term debt of $0.9 million during the three months ended June 30, 2025.

We have no material commitments for capital expenditures as of June 30, 2025. Part of our growth strategy, however, is to acquire businesses. We would anticipate funding such activity through cash on hand, the issuance of debt, Common Stock, restricted stock units, and warrants for our Common Stock or a combination thereof.

Long-Term Borrowing Facilities

On September 23, 2024, Amplex entered into a Reconnect Program Loan and Security Agreement with the United States of America, acting through the Administrator of the Rural Utilities Service (“RUS”), for a secured loan of up to $21.3 million. The loan is intended to finance broadband infrastructure in rural areas where at least 50% of households lack sufficient access.

The loan bears interest at 2% per annum, with payments deferred for three years through October 31, 2027. After the deferral period, accrued interest will be capitalized, and monthly payments will amortize the balance through the loan’s maturity on October 31, 2046. Amplex may draw funds through October 31, 2029, and may prepay advances without penalty.

Loan proceeds are restricted and held in a pledged deposit account, classified under Prepaid expenses and other current assets. The loan is secured by all of Amplex’s assets and includes customary covenants and conditions, including maintaining positive cash flow by year five, compliance with buildout timelines, and restrictions on additional debt, asset transfers, and organizational changes without RUS consent.

Failure to meet these conditions or the occurrence of specified events of default could result in suspension of advances, acceleration of repayment obligations, or enforcement of collateral rights.

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

There have been changes in our critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 related to the Company’s acquisition of Amplex which closed June 15, 2024. We revised our critical policies relating to business combinations.

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

The Company is required to test goodwill and indefinite lived intangible assets for impairment on an annual basis, or more often if indicators of potential impairment exist due to triggering events, by determining if the carrying value of the Company's goodwill exceeds the estimated fair value of said goodwill. Finite-lived intangible assets are amortized over their useful lives and tested for impairment when a triggering event occurs. Indicators that could trigger an interim impairment test include, but are not limited to, underperformance relative to projected future operating results, significant negative industry or economic trends, an adverse change in regulatory environment, or pending adverse litigation.

In evaluating goodwill and indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the Company's goodwill is less than its carrying value as of the assessment date. If no events, facts, or circumstances are identified during the qualitative assessment, the Company does not need to perform a quantitative impairment assessment. If the Company concludes that it is more likely than not that the fair value of the goodwill is less than its carrying value, then the Company will perform a quantitative impairment test by comparing the fair value of the goodwill and indefinite-lived intangible assets with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. During the periods presented, the Company did not have any impairment charges.

In evaluating finite-lived intangible assets for impairment, if impairment indicators (internal or external) suggest the asset’s carrying amount may not be recoverable, then the Company compares the asset’s carrying amount to the sum of its undiscounted future cash flows. If the carrying amount is less than the cash flows, no impairment is recognized. If the asset fails the recoverability test, the Company records impairment equal to the difference between the carrying amount and fair value

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of June 30, 2025, due to the following material weaknesses: 1.) material weaknesses in our internal control over financial reporting relating to non-routine transactions which lead to the correction of errors with respect to the (a) application of complex technical accounting standards related to the presentation and measurement of certain equity and liability instruments from the re-domestication of the Company, (b) initial and subsequent measurement of redeemable noncontrolling interest, certain acquired assets and deferred tax liabilities assumed in the acquisition of a controlling interest in Amplex and the consolidation of smaller leasing entities for which a variable interest did not exist, and (c) post-business combination accounting for depreciation of assets recorded at fair value; 2.) a deficiency in internal control over financial reporting with respect to management’s review of earnings-per-share calculations; 3.) limited formal internal assessment documentation retained over the Company's evaluation of the financial reporting process; 4.) inadequate segregation of duties and lack of documented review of journal entries and monthly close process at the Amplex subsidiary; 5.) Amplex’s Chief Executive Officer having the ability to prepare and post journal entries without independent review or approval; and 6.) limited formally documented IT policies and procedures governing system access, change management, or data security for Amplex’s general ledger application. Additionally, there is no formal process for conducting periodic user access reviews at Amplex.

Remediation Plans for Material Weaknesses

During the first fiscal quarter of fiscal 2026, the Company began executing its remediation plan to address the material weaknesses identified above, which includes:

1.
The implementation of new controls focused on financial reporting matters related to non-routine transactions. No such transactions occurred during the first quarter of fiscal 2026.
2.
The implementation of control steps which would ensure accurate input information is used in the calculation of earnings-per-share, and that sufficient levels of review occur prior to finalizing calculations for earnings-per-share.
3.
The implementation of new controls relating to the formal internal assessment and related documentation of the Company's evaluation of the financial reporting process.
4.
The implementation of new controls relating to the review of journal entries occurring within the Amplex general ledger system, including review by corporate financial reporting personnel prior to approval.
5.
The implementation of system configuration changes limiting the access of Amplex's Chief Executive Officer as it pertains to the ability to prepare and post journal entries.
6.
Ensuring that Amplex's general ledger application and other relevant IT systems are included within the scope of our existing IT policies and procedures governing system access, change management, data security. and user access reviews.

Each weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects to complete the remediation of the above material weaknesses during fiscal 2026.

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

While the Company believes that its efforts for remediation, once implemented, will improve the effectiveness of its internal control over financial reporting, these remediation efforts have been ongoing and will require more time to operate for management to be able to conclude that the design is effective to remediate the material weaknesses identified. The Company may conclude that additional measures will be necessary to remediate the material weaknesses in its internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Changes in Internal Control Over Financial Reporting

In connection with the weaknesses noted above management is in the process of establishing and is refining its internal procedures and controls to ensure the accounting around future complex transactions are thoroughly reviewed with external consultants specializing in the specific transactions identified.

Other than the remediation efforts for material weaknesses described above, during the most recent fiscal quarter, there has been no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the disclosure in Note 10 - Commitments and Contingencies to the condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussions of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

10.1+

First Amendment to Lease Agreement by and between Red Bug, LLC and Amplex Electric, Inc., dated May 1, 2025, which is incorporated herein by reference to Exhibit 10.4 to the Company's Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2025, as filed with the SEC on July 21, 2025.

10.2+

First Amendment to Lease Agreement by and between Red Bug, LLC and Amplex Electric, Inc., dated May 1, 2025, which is incorporated herein by reference to Exhibit 10.6 to the Company's Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2025, as filed with the SEC on July 21, 2025.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1[1]	Certification of the Chief Principal Executive Officer Pursuant to 18 U.S.C. § 1350

32.2[1]	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

[1] This certification is furnished with the Quarterly Report on Form 10-Q and is not filed as part of it.
+ Represents a management contract or compensatory plan, contract, or arrangement in which a director or named executive officer of the Company participated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Jeffrey Royal	Chief Executive Officer (Principal Executive Officer)	August 14, 2025
Jeffrey Royal

/s/ Charles Krebs	Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2025
Charles Krebs