Form 10-Q
period 2025-09-30
OLD MARKET CAPITAL Corp
filed 2025-11-14
CIK 1000045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 14, 2025, 6,790,097 shares of common stock of the Registrant were outstanding. Of the Registrant’s 12,716,000 shares of common stock issued as of that date, 5,925,903 shares were held by the Registrant as treasury shares. Pursuant to applicable law, the shares held by the Registrant are not entitled to vote and, accordingly, 6,790,097 shares were entitled to vote.

OLD MARKET CAPITAL CORPORATION

FORM 10-Q

Part I.	Financial Information	3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2025 and March 31, 2025 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity for the Three and Six Months Ended September 30, 2025 and 2024 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2025 and 2024 (Unaudited)	7
	Notes to the Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

Part II	Other Information	41
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Old Market Capital Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	September 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$18,940	$24,516
Accounts receivable - net of related allowance for credit losses of $1 and $2, as of September 30, 2025 and March 31, 2025, respectively	142	109
Materials and supplies	1,176	968
Income taxes receivable	902	902
Prepaid expenses and other current assets	1,385	941
Assets of discontinued operations	12	-
Total current assets	22,557	27,436
Operating lease right-of-use assets	2,823	2,963
Property, plant, and equipment, net	39,677	30,945
Intangible assets, net	3,401	3,673
Goodwill	12,280	12,280
Other assets	330	375
Total assets	$81,068	$77,672

Liabilities, redeemable non-controlling interest and shareholders' equity
Current liabilities:
Accounts payable	$3,070	$1,300
Accrued expenses and other current liabilities	839	588
Operating lease liability - current portion	296	286
Contract liability	639	569
Current portion long-term debt	115	69
Liabilities of discontinued operations	-	90
Total current liabilities	4,959	2,902
Deferred income taxes	4,333	4,306
Long-term debt	3,348	759
Operating lease liability	2,538	2,685
Total liabilities	15,178	10,652
Commitments and contingencies (Note 10)
Redeemable non-controlling interest	12,113	13,880
Shareholders’ equity:
Preferred stock, no par value: 5,000 shares authorized; none issued	-	-
Common stock, 50,000 shares authorized, $0.01 par value, 12,716 shares issued and 6,755 outstanding at September 30, 2025; no par value, 12,674 shares issued and 6,696 shares outstanding at March 31, 2025	68	67
Treasury stock: 5,961 and 6,020 common shares, at cost, as of September 30, 2025 and March 31, 2025, respectively	(81,927)	(82,423)
Additional paid-in capital	43,285	41,645
Retained earnings	92,351	93,851
Total shareholders' equity	53,777	53,140
Total liabilities, redeemable non-controlling interest and shareholders' equity	$81,068	$77,672

See accompanying Notes to the Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Revenue
Wireless internet services	$1,666	$1,764	$3,338	$2,083
Fiber internet services	1,016	773	1,946	879
Other revenue	477	421	909	485
Total revenue:	3,159	2,958	6,193	3,447
Operating expenses
General and administrative	2,208	2,811	4,441	6,602
Depreciation and amortization	864	481	1,472	572
Plant specific operations	362	324	789	398
Plant nonspecific operations	247	227	474	265
Cost of other revenue (exclusive of depreciation shown separately)	177	209	353	245
Cost of wireless and fiber internet services (exclusive of depreciation shown separately)	175	157	371	187
Advertising and marketing	89	12	242	12
Total operating expenses	4,122	4,221	8,142	8,281

Loss from operations	(963)	(1,263)	(1,949)	(4,834)

Other income (expense)
Interest income, net	148	395	363	806
Emigration tax expense	-	-	-	(1,711)
Loss on dissenting shareholders' liability	-	(274)	-	(1,103)
Gain on sale of assets	5	30	21	30
Other income expense	21	10	37	10
Total other income (expense), net	174	161	421	(1,968)

Loss before income taxes	(789)	(1,102)	(1,528)	(6,802)
Income tax (expense) benefit	(8)	(103)	(27)	25
Net loss from continuing operations	(797)	(1,205)	(1,555)	(6,777)

Total income from discontinued operations, net of tax	50	801	88	2,860

Net loss	(747)	(404)	(1,467)	(3,917)

Less: Net income attributable to redeemable noncontrolling interest	5	277	33	66

Net loss attributable to common shareholders	$(752)	$(681)	$(1,500)	$(3,983)

Net loss per share attributable to common shareholders from continuing operations:
Basic	$(0.12)	$(0.22)	$(0.24)	$(1.02)
Diluted	$(0.12)	$(0.22)	$(0.24)	$(1.02)

Net income per share attributable to common shareholders from discontinued operations:
Basic	$0.01	$0.12	$0.01	$0.43
Diluted	$0.01	$0.12	$0.01	$0.43

Net loss per share attributable to common shareholders:
Basic	$(0.11)	$(0.10)	$(0.22)	$(0.59)
Diluted	$(0.11)	$(0.10)	$(0.22)	$(0.59)

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity

(Unaudited)

(In Thousands)

	Three Months Ended September 30, 2025
		Common Stock
	Redeemable Non-Controlling Interest	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity
Balance at June 30, 2025	$13,908	6,708	$67	$(82,321)	$41,616	$93,103	$52,465
Reissuance of treasury stock	-	-	-	394	(394)	-	-
Share-based compensation	-	47	1	-	263	-	264
Purchase of additional shares of Amplex	(1,800)	-	-	-	1,800	-	1,800
Net income (loss)	5	-	-	-	-	(752)	(752)
Balance at September 30, 2025	$12,113	$6,755	$68	$(81,927)	$43,285	$92,351	$53,777

	Three Months Ended September 30, 2024
		Common Stock
	Redeemable Non-Controlling Interest	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity
Balance at June 30, 2024	$15,453	6,654	$67	$(76,794)	$34,126	$95,698	$53,097
Repurchase of common stock from dissenting shareholders	-	-	-	(5,629)	5,629	-	-
Share-based compensation		-	-	-	185	-	185
Net income (loss)	277	-	-	-	-	(681)	(681)	-
Balance at September 30, 2024	$15,730	6,654	$67	$(82,423)	$39,940	$95,017	$52,601

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Shareholders' Equity

(Unaudited)

(In Thousands)

	Six Months Ended September 30, 2025
		Common Stock
	Redeemable Non-Controlling Interest	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity
Balance at March 31, 2025	$13,880	6,696	$67	$(82,423)	$41,645	$93,851	$53,140
Reissuance of treasury stock	-	-	-	496	(496)	-	-
Share-based compensation	-	59	1	-	336	-	337
Purchase of additional shares of Amplex	(1,800)	-	-	-	1,800	-	1,800
Net income (loss)	33	-	-	-	-	(1,500)	(1,500)
Balance at September 30, 2025	$12,113	6,755	$68	$(81,927)	$43,285	$92,351	$53,777

	Six Months Ended September 30, 2024
		Common Stock
	Redeemable Non-Controlling Interest	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Total OMCC Shareholders' Equity
Balance at March 31, 2024	$-	7,289	$35,267	$(76,794)	$-	$100,369	$58,842
Issuance of restricted stock awards	-	17	-	-	-	-	-
Reclassification of dissenting shares to liability	-	(652)	(3,157)	-	-	(1,369)	(4,526)
Repurchase of common stock from dissenting shareholders	-	-	-	(5,629)	5,629	-	-
Redomestication from Canada to Delaware and reduction of par value	-	-	(32,043)	-	32,043	-	-
Share-based compensation	-	-	-	-	288	-	288
Acquisition of Amplex	17,644	-	-	-	-	-	-
Purchase of additional shares of Amplex	(1,980)	-	-	-	1,980	-	1,980
Net income (loss)	66	-	-	-	-	(3,983)	(3,983)
Balance at September 30, 2024	$15,730	6,654	$67	$(82,423)	$39,940	$95,017	$52,601

See accompanying Notes to Condensed Consolidated Financial Statements.

Old Market Capital Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	For the Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,467)	$(3,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,472	572
Loss on dissenting shareholders' liability	-	1,103
Gain on sale of assets	(21)	(30)
Share-based compensation	519	288
Impairment of operating lease right-of-use assets	-	56
Deferred income taxes	27	(25)
Provision for credit losses	1	2
Amortization of operating lease right-of-use assets	140	61
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(34)	(15)
Materials and supplies	(208)	(218)
Prepaid expenses and other assets	80	(347)
Accounts payable, accrued expenses, and other liabilities	464	1,880
Operating lease liabilities	(137)	(33)
Other assets	45	-
Cash (used in) provided by operating activities from discontinued operations	(102)	91
Net cash provided by (used in) operating activities	779	(532)
Cash flows from investing activities:
Cash paid for acquisition of Amplex, net of cash acquired	-	(18,364)
Payments for property, plant, and equipment	(8,502)	(3,940)
Proceeds from the disposal of property, plant, and equipment	36	35
Net cash provided by investing activities from discontinued operations	-	38,912
Net cash (used in) provided by investing activities	(8,466)	16,643
Cash flows from financing activities:
Repurchase of dissenting shares	-	(5,629)
Proceeds from RUS Reconnect Loan	2,422	-
Proceeds from Bank Equipment Loans	262	-
Payments on Bank Equipment Loans	(49)	-
Net cash provided by (used in) financing activities	2,635	(5,629)
Net (decrease) increase in cash and cash equivalents	(5,052)	10,482
Cash, cash equivalents and restricted cash at beginning of period	24,829	18,982
Cash, cash equivalents and restricted cash at end of period	$19,777	$29,464

Reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows:

Cash and cash equivalents at beginning of period	$24,516	$18,982
Restricted cash included in Prepaid expenses and other assets at beginning of period	313	-
Total cash, cash equivalents and restricted cash at beginning of period	$24,829	$18,982

Cash and cash equivalents at end of period	$18,940	$29,464
Restricted cash included in Prepaid expenses and other assets at end of period	837	-
Total cash, cash equivalents and restricted cash at end of period	$19,777	$29,464
Supplemental disclosure of cash flow information:
Interest paid	$10	$-
Supplemental schedule of noncash investing and financing activities:
Purchase of property, plant, and equipment included in accounts payable	$1,848	$1,169
Reissuance of treasury stock related to share-based compensation	$496	$-
Additional investments in controlled entity (Amplex)	$4,500	$3,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Organization

Effective as of September 27, 2024, Old Market Capital Corporation, a Delaware corporation formerly known as Nicholas Financial, Inc. ("OMCC", and together, with its subsidiaries, the “Company”) amended its Certificate of Incorporation to change its name from Nicholas Financial, Inc. to Old Market Capital Corporation by filing a Certificate of Amendment to Certificate of Incorporation with the Delaware Secretary of State. OMCC is a holding company with one direct majority-owned subsidiary, Amplex Holdings, Inc., a Delaware corporation ("Amplex Holdings"), and one indirect majority-owned subsidiary, Amplex Electric, Inc., an Ohio corporation ("Amplex"), which is wholly owned by Amplex Holdings. On April 18, 2024, OMCC completed its continuation and domestication from British Columbia to the State of Delaware by filing its Certificate of Corporate Domestication and Certificate of Incorporation in the State of Delaware. As a result of the domestication, the Company's common stock par value increased from $0.00 to $0.01 on a one-for-one basis.

Historically, the Company, through its former wholly-owned subsidiary Nicholas Data Services, Inc., a Florida corporation ("NDS"), was engaged in supporting and updating industry specific computer application software for small businesses located primarily in the Southeastern United States. Also historically, the Company’s former wholly-owned subsidiary Nicholas Financial, Inc., a Florida corporation (“NFI”), was a specialized consumer finance company engaged primarily in acquiring and servicing automobile finance installment contracts for purchases of used and new automobiles and light trucks. NFI previously also offered direct consumer loans and sold consumer finance related products. NFI and NDS were based in the state of Florida but, effective as of June 27, 2025, each of NDS and NFI have been dissolved and no longer conduct any operations.

On November 13, 2023, the Company entered into a Master Asset Purchase Agreement (the "Purchase Agreement") with Westlake Services, LLC dba Westlake Financial, a California limited liability company ("Westlake Financial"), pursuant to which the Company agreed to sell substantially all of its finance receivables and repossessed assets. In connection with entering into the Purchase Agreement, the Company ceased new loan originations of contracts and direct loans by NFI. On April 26, 2024, the transactions contemplated by the Purchase Agreement closed. See Note 13 for additional information.

On June 15, 2024, OMCC closed upon the acquisition of 51% of the issued and outstanding common shares of Amplex (the “Amplex Acquisition”), all of which shares were placed in Amplex Holdings as a newly formed holding company and subsidiary of OMCC. Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. As of September 30, 2025, Amplex had approximately 13,400 broadband customers (5,400 fiber subscribers) and over 15,000 fiber passings completed. Amplex's customer base includes residential and commercial customers. Amplex leases certain property (including an office building and warehouse).

In conjunction with the closing of the Amplex Acquisition, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under certain term loan advances made by the Company to Amplex from February 2024 to June 2024 (the “Term Loan Advances”) into 421 shares of Amplex Holdings common stock at the share purchase price of $1,792.55 each. Subsequent to the closing of the Amplex Acquisition, the Company contributed an additional $3.0 million in June 2024 for 1,674 shares of Amplex Holdings common stock, at the purchase price of $1,792.55 per share, bringing the Company’s total indirect ownership to 56.5% of the issued and outstanding common shares of Amplex Holdings.  In December 2024, the Company invested an additional $4.5 million into Amplex Holdings for 2,583 shares, at the purchase price of $1,742.16 per share, increasing the Company's ownership percentage to 60.9% of the issued and outstanding common shares of Amplex Holdings. In July 2025, the Company invested an additional $4.5 million into Amplex Holdings for 4,120 shares, at $1,092.26 per share, increasing the Company's ownership percentage to 66.4% of the issued and outstanding common shares of Amplex Holdings.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, primarily consisting of the operations of Amplex. For consolidated entities that are less than wholly-owned, the third party's holding of the equity interest is presented as redeemable noncontrolling interests in the condensed consolidated statements of redeemable noncontrolling interest and shareholders' equity. The portion of net income (loss) attributable to the redeemable noncontrolling interests is presented as net loss attributable to redeemable noncontrolling interests in the Company's condensed consolidated statements of operations. All intercompany accounts and transactions have been eliminated in consolidation.

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

Asset	Estimated Useful Life
Fiber plant	15 - 30 years
Equipment	3 - 7 years
Leasehold improvements	Lesser of lease term or useful life (generally 6 - 15 years)
Furniture and fixtures	5 - 7 years
Tower Sites and Construction Equipment	5 - 10 years

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

Intangibles with definite lives are amortized on a straight-line basis over their useful lives, which generally range from 5 to 10 years. When certain triggering events occur, the Company assesses the useful lives of its intangibles with definite lives. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable regardless of whether such carrying amount is zero or negative.

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

In evaluating goodwill and indefinite lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the Company's goodwill and indefinite lived intangible assets is less than its carrying value as of the assessment date. If no events, facts, or circumstances are identified during the qualitative assessment, the Company does not need to perform a quantitative impairment assessment. If the Company concludes that it is more likely than not that the fair value of the goodwill and indefinite lived intangible assets is less than its carrying value, then the Company will perform a quantitative impairment test by comparing the fair value of the goodwill and indefinite lived intangible assets with its carrying amount. If the carrying amount of the goodwill and indefinite lived intangible assets exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of the goodwill and indefinite lived intangible assets. During the periods presented, the Company did not have any impairment charges.

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

As a result of the sale of finance receivables and repossessed assets to Westlake Financial, the accompanying condensed consolidated financial statements reflect the activity related to the sale of the assets of the consumer finance segment as discontinued operations. The Company determined that the finance receivables met the held-for-sale criteria as of November 1, 2023 and the consumer finance segment met the discontinued operations criteria during the six months ended September 30, 2025. Additionally, concurrent with the decision to sell the finance receivables in November 2023, the Company reclassified its finance receivables to held for sale, which are carried at the lower of amortized cost or fair value. The Company compared the fair value and amortized cost of finance receivables held for sale and recorded a held for sale valuation allowance through earnings to reduce the amortized cost basis to fair value. The sale of the finance receivables and repossessed assets of the consumer finance segment was completed on April 26, 2024. See Note 13 for additional information regarding the activities of discontinued operations.

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

Upon the closing of the Amplex Acquisition on June 15, 2024, the Company recorded lease liabilities and corresponding ROU assets of approximately $502 thousand, based on the present value of the remaining minimum rental payments for leases existing upon adoption of the new lease standard and other adjustments to the opening balance of ROU assets. The Company estimates its incremental borrowing rate based on information available at the commencement date in determining the present value of payments. Additionally, after adjusting for the immaterial correction of an error of Red Bug, LLC as a variable interest entity, or VIE, the Company recognized ROU assets and lease liabilities which should have initially been accounted for as part of the Amplex Acquisition of approximately $2.5 million. See Note 9 for additional detail on the Company's leasing arrangements.

On May 1, 2025, Amplex as the lessee, and Red Bug, LLC (the “Lessor”) executed a First Amendment to the Lease Agreement originally dated March 1, 2023 (the "Amendment"), for premises located in Troy Township, Wood County, Ohio. The Amendment grants Amplex a right of first refusal (“ROFR”) to purchase the leased premises during the lease term, subject to certain conditions. Under the ROFR provision, if the Lessor intends to sell the property (excluding certain exempt transactions), Amplex has 30 days to elect to purchase the property on the same terms offered to a third-party buyer. If Amplex declines or does not respond, the Lessor may proceed with the sale within 180 days. If the sale terms materially change, then the ROFR resets and has to be reoffered to Amplex. The Amendment does not modify the lease term, rent obligations, or other material economic terms of the original lease and has no accounting impact. The lease continues to be classified as an operating lease.

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

On April 15, 2024 (the “Approval Date”), the shareholders of OMCC approved the re-domestication of the Company from Canada to the State of Delaware and the Loan Portfolio Sale. There were 652,249 Dissenting Shares exercised in accordance with the Dissent Right. The Company determined the Dissenting Shares were within the scope of ASC 480-10 as they were considered mandatorily redeemable as of the Approval Date and as such were classified as liabilities. Liability-classified instruments are initially measured at fair value (or allocated value). Subsequent changes in fair value are recognized through earnings for as long as the instruments continue to be classified as a liability. As of the Approval Date, the Company determined the fair value of the Dissenting Shares was $4.5 million based on the Company’s stock price of $6.94 as of such date.

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

The following table summarizes the change in the Dissenting Shares liability measured at fair value, on a recurring basis, for which Level 3 inputs have been used to determine fair value:

Balance of Dissenting Shareholders' Liability as of April 1, 2024	$-
Initial value upon re-domestication	4,526
Change in fair value	1,103
Cash settlement of dissenting shareholders' liability	(5,629)
Balance of Dissenting Shareholders' Liability as of September 30, 2025	$-

In conjunction with the cash settlement, the Company recognized a loss on dissenting shareholders' liability of $1.1 million for the six months ended September 30, 2024, and derecognized the dissenting shareholders' liability. The Dissenting Shares liability was measured at fair value on a recurring basis using Level 3 inputs and the corresponding change in fair value was reflected in the loss on dissenting shareholders' liability until settlement. In addition, the repurchase of the Dissenting Shares (which were retained by the Company) were included within treasury stock as of the date of repurchase.

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

The following table presents information about the Company’s financial instruments measured at fair value, on a recurring basis, consistent with the fair value hierarchy provisions:

	Fair Value Measurement Using (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Cash and restricted cash:
September 30, 2025	$8,414	$-	$-	$8,414	$8,414
March 31, 2025	$1,400	$-	$-	$1,400	$1,400
Cash equivalents:
September 30, 2025	$11,363	$-	$-	$11,363	$11,363
March 31, 2025	$23,429	$-	$-	$23,429	$23,429

The following table summarizes the changes in financial assets measured at fair value, on a recurring basis, for which Level 3 inputs have been used to determine fair value:

Balance of Dissenting Shareholders' Liability as of April 1, 2024	$-
Initial value upon re-domestication	4,526
Change in fair value	1,103
Cash settlement of dissenting shareholders' liability	(5,629)
Balance of Dissenting Shareholders' Liability as of September 30, 2025	$-

Advertising and Marketing

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense was $89 thousand and $242 thousand for the three and six months ended September 30, 2025, respectively. Advertising and marketing expense was $12 thousand and $12 thousand for the three and six months ended September 30, 2024, respectively.

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

As part of the Amplex Acquisition, goodwill was recorded on the books. The goodwill recorded on the books as a result of the Amplex Acquisition through a stock purchase does not have favorable tax treatment. It will not be amortized or deducted for tax purposes, and the tax basis of the acquired assets remains unchanged. This results in a permanent book-tax difference when the goodwill is recognized for financial reporting purposes but not for tax purposes.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from any such position would be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. It is the Company’s policy to recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. There were no uncertain tax positions as of September 30, 2025 or 2024.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. The effect on deferred taxes of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Revenue Recognition

The Company generates revenue primarily from the following sources:

1.

Wireless internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Contracts standard terms and conditions state a penalty for early termination; however, the Company normally waives this penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the three and six months ended September 30, 2025, these services totaled approximately $2 million and $3 million, respectively.

2.

Fiber internet services – The Company offers these services to residential and commercial customers under standard monthly plans for 12-month periods. Fiber optic internet services provide higher speeds than wireless internet. Contracts are typically cancellable without penalty. Standard monthly plans vary in price according to the amount of bandwidth provided and include installation and equipment. For the three and six months ended September 30, 2025, these services totaled approximately $1 million and $2 million, respectively.

3.

Other – These services include primarily voice over internet protocol (“VOIP”) telephone services to residential and commercial customers under 12-month periods. Contracts are typically cancellable without penalty. Standard monthly plans vary based on the features offered. Customers may purchase the equipment from the Company or a third-party vendor. In addition, the Company offers video streaming services through third-party providers. For the three and six months ended September 30, 2025, these services totaled approximately $0.5 million and  $0.9 million, respectively.

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

For the three and six months ended September 30, 2025, the Company did not recognize a deemed dividend due to the carrying value of the redeemable noncontrolling interest exceeding its redemption value. As of September 30, 2025, the book value of this interest was approximately $12.1 million and was recorded as a redeemable noncontrolling interest in our condensed consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (the "FASB") issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the Codification that remove references to various FASB Concepts Statements. The requirements of this ASU 2024-02 are effective for the Company for interim periods in fiscal years beginning after December 15, 2024 and can be applied on a prospective or retrospective basis. The Company adopted this standard in the current year on a prospective basis and it has not had a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The requirements of ASU 2024-03 are effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all period periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures and the Company does not expect its adoption to have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Business Combination

On June 15, 2024 (the "Closing Date"), the Company completed the Amplex Acquisition and closed on a share purchase agreement to acquire a majority interest in Amplex from the shareholders of Amplex (the “Sellers”), pursuant to which the Sellers agreed to sell, and the Company agreed to purchase 51% of the issued and outstanding common shares, no par value per share, of Amplex and the Company agreed to make payment to the holders of options for Amplex’s common shares in consideration of cancellation of such options for total purchase consideration of $18.4 million, which was paid in cash on the Closing Date. Amplex is an Ohio-based provider of rural broadband services to business and residential customers. The Company acquired a majority interest in Amplex in an attempt to provide better shareholder value over time. The financial results of Amplex have been included within the condensed consolidated financial statements since the Closing Date.

In conjunction with the closing of the Amplex Acquisition, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex Holdings common stock at the per share purchase price of $1,792.55 and in June 2024 purchased an additional 1,674 shares of Amplex Holdings common stock at a price of $1,792.55 per share for a total of $3.0 million. These transactions, concurrently executed on the Closing Date, increased the Company's ownership in Amplex Holdings to 56.5%. In December 2024, the Company entered into a Subscription Agreement whereby the Company invested an additional $4.5 million into Amplex Holdings, for 2,583 shares, at the purchase price of $1,742.16 per share, increasing the Company's ownership percentage to 60.9% of Amplex Holdings. In July 2025, the Company entered into an additional Subscription Agreement whereby the Company invested another $4.5 million into Amplex for 4,120 shares at $1,092.26 per share, further increasing the Company's ownership percentage to 66.4% of Amplex Holdings.

In accordance with ASC 805, Business Combinations, the Amplex Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the Closing Date. Goodwill is calculated as the excess of the purchase price for the acquired business over the fair value of net assets acquired, including the liabilities assumed, from the Amplex Acquisition.  Goodwill represents the value the Company expects to achieve through the implementation of operational synergies, the expansion of the business into new or growing segments of the industry, and other intangible assets acquired that do not qualify for separate recognition, including an assembled workforce. None of the goodwill recognized was deductible for income tax purposes.

The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of March 31, 2025 using the purchase method of accounting in accordance with ASC 805.

The fair value of the subscriber relationships was determined using the multi-period excess earnings method (“MPEEM”) under the income approach. This method reflects the present value of the operating cash flows generated by this asset after taking into account the cost to realize the revenue, and an appropriate discount rate to reflect the time value and risk associated with the invested capital. The Company utilized the relief-from-royalty method, a form of both the market and income approach, to determine the fair value of the trade names. Under this method, it is assumed that if the Company did not own the intangible asset, it would be willing to pay a royalty for its use. Internally developed software was valued using a cost approach, specifically the cost to re-create method. The cost to re-create method considers the cost required to recreate an identical asset considering current prices of direct and indirect costs. These costs are then adjusted for the developers’ profit, which reflects the expected return on the direct and indirect costs, and opportunity cost, which represents the forgone returns during the period when the asset is being developed. The Citizens Broadband Radio Service FCC license ("CBRS FCC license") was valued using a cost approach, specifically, the cost incurred by the business in acquiring the CBRS FCC license. In determining the fair value of the property, plant, and equipment, the Company used a combination of various valuation techniques including the income approach, the cost approach, and the market approach.

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

The Company incurred $1.1 million of transaction costs related to the Amplex Acquisition during the fiscal year ended March 31, 2025. These costs are classified as general and administrative expenses in the Company's condensed consolidated statements of operations. The Company recorded a measurement period adjustment during the fourth fiscal quarter of 2025 that decreased the value of finite lived intangible assets acquired in the transaction by $7.0 million, increased the value of property, plant, and equipment by $4.5 million, increased cash acquired by $0.2 million, and decreased total liabilities by $0.5 million (which is almost entirely attributable to a decrease in deferred income taxes). These adjustments had the net effect of increasing goodwill by $1.8 million.

The measurement period adjustments for the fair value of the assets acquired and liabilities assumed, as described above, were recognized during the fiscal year ended March 31, 2025, of which the final purchase price allocation adjustments were determined and calculated as if the accounting had been completed as of  the Closing Date. As a result of the final revised estimates in the fair values determined for the finite lived intangible assets, property, plant, and equipment, and their related estimated useful lives, there also was a corresponding adjustment to the income effects that would have been recognized for depreciation expense and amortization expense.

Of the $0.5 million of amortization expense recorded during the year ended March 31, 2025 for the finite lived intangible assets acquired, approximately $170 thousand would have been recognized through the second quarter ended September 30, 2024, which represents a $39 thousand decrease in amortization expense from the $208 thousand that was previously estimated using the provisional amounts of finite lived intangible assets as presented in previous filings.

Of the $1.5 million of depreciation expense recorded during the year ended March 31, 2025 for the property, plant, and equipment acquired, approximately $544 thousand would have been recognized through the second quarter ended September 30, 2024, which represents a $207 thousand increase in depreciation expense from the $337 thousand that was previously estimated using the provisional amounts of property, plant, and equipment as presented in previous filings.

The following is the net impact of the Amplex Acquisition on the Company's condensed consolidated statements of operations for the three and six months ended September 30, 2025 and 2024:

	(In thousands)		(In thousands)
	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$3,159	$2,958	$6,193	$3,447

Net income (loss) from continuing operations	$313	$410	$387	$(190)

The following table represents the supplemental consolidated financial results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on April 1, 2024.

	(In thousands)
	Three Months Ended September 30,		Six Months Ended September 30,
	2025 (Actual)	2024 (Actual)	2025 (Actual)	2024 (Pro Forma)
Revenue	$3,159	$2,958	$6,193	$5,858

Net loss from continuing operations attributable to common shareholders	(802)	(1,482)	(1,588)	(7,593)
Net income from discontinued operations attributable to common shareholders	50	801	88	2,860
Net loss attributable to common shareholders	$(752)	$(681)	$(1,500)	$(4,733)

The following table represents the supplemental schedule of noncash investing and financing activities related to the Amplex acquisition:

	(In thousands)		(In thousands)
	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Supplemental schedule of noncash investing and financing activities
Fair value of Amplex assets acquired	$-	$-	$-	$45,199
Less: redeemable noncontrolling interest	-	-	-	(17,644)
Less: cash paid for Amplex common stock	-	-	-	(18,364)
Amplex liabilities assumed	$-	$-	$-	$9,191

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

Contract Liability

The Company has current contract liability balances recorded of $0.6 million and $0.6 million as of  September 30, 2025 and March 31, 2025, respectively, which represent amounts billed or collected in advance of the Company’s satisfaction of its performance obligations for the applicable contracts. During the quarter ended March 31, 2025, almost the entire $0.6 million contract liability balance as of March 31, 2025 was recognized as revenue during the period, and the $0.6 million contract liability balance as of September 30, 2025 pertains almost entirely to new customer billings made in advance of the Company's satisfaction of future performance obligations, as substantially all of the Company's billings that get added to the contract liability balances are billed for performance obligations that are satisfied by the Company in the subsequent month.

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

In accordance with ASC 480-10-S99-3A, as the Company's redeemable noncontrolling interest is redeemable at an amount other than fair value, the Company has made an accounting policy election to reflect the entire adjustment to the carrying value, when the formula-based calculation of redemption value exceeds its stated carrying amount, as a deemed dividend. After accounting for the adjustments to the carrying value to reflect the changes in the calculated redemption amount for the three and six months ended September 30, 2025, as described in the Summary of Significant Accounting Policies (see Note 2) there were no resulting deemed dividends to be recognized and accordingly no adjustment was made to the numerator for calculating earnings per share.

For the six months ended September 30, 2025, there were no potentially dilutive securities excluded from the diluted net loss per share calculations due to there being none outstanding and also because they would be anti-dilutive if there were such dilutive shares outstanding during the period. For the six months ended September 30, 2024, potentially dilutive securities that were not included in the diluted net loss per share calculations because they would be anti-dilutive were comprised of 5 thousand shares from options to purchase common shares.

Loss and income per share has been computed based on the following weighted average number of common shares outstanding:

	Three Months Ended September 30,		Six Months Ended September 30,
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
	2025	2024	2025	2024
Numerator
Net loss from continuing operations attributable to common shareholders	$(802)	$(1,482)	$(1,588)	$(6,843)
Net income from discontinued operations attributable to common shareholders	$50	$801	$88	$2,860
Net loss attributable to common shareholders	$(752)	$(681)	$(1,500)	$(3,983)

Denominator
Denominator for basic loss per share - weighted-average shares outstanding	6,754	6,654	6,731	6,701
Dilutive effect of stock options	-	5	-	5
Denominator for diluted earnings per share from discontinued operations	6,754	6,659	6,731	6,706

Per share loss from continuing operations attributable to common shareholders
Basic	$(0.12)	$(0.22)	$(0.24)	$(1.02)
Diluted	(0.12)	(0.22)	$(0.24)	$(1.02)

Per share income from discontinued operations attributable to common shareholders
Basic	$0.01	$0.12	$0.01	$0.43
Diluted	0.01	0.12	$0.01	$0.43

Per share loss available to common shareholders
Basic	$(0.11)	$(0.10)	$(0.22)	$(0.59)
Diluted	(0.11)	(0.10)	$(0.22)	$(0.59)

Note 6. Long-Term Debt

	(In thousands)
	September 30, 2025	March 31, 2025

RUS Loan	$3,037	615
Bank Equipment Loans	426	213
Total Outstanding Debt	3,463	828
Less Current Portion	115	69
Total Long-Term Debt	$3,348	$759

The scheduled maturities of outstanding debt, excluding the effect of any future drawdowns or interest expense, at  September 30, 2025 are as follows (in thousands):

(In thousands)
Remainder of FY 2026	$56
FY 2027	120
FY 2028	424
FY 2029	1,000
FY 2030 and thereafter	1,863
Total Outstanding Debt	$3,463

The Company’s weighted-average interest rate for the outstanding debt agreements was 2.62% and 4.73% for the six months ended September 30, 2025 and fiscal year ended March 31, 2025, respectively. The Company's weighted-average interest rate on only its short-term borrowings outstanding was 7.07% as of   September 30, 2025 and 15.50% for the fiscal year ended March 31, 2025, which is solely inclusive of the bank equipment loans.

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

Bank Equipment Loans - In November 2024, June 2025, and August 2025, the Company entered into equipment finance agreements with Huntington National Bank (collectively, the “Bank Equipment Loans”) to provide financing for the purchase of certain equipment fixed assets. The Bank Equipment Loans are secured by the respective pieces of equipment acquired under each agreement and contain customary covenants and events of default, including materially incorrect representations and warranties, nonpayment, and failure to maintain proper registrations, titles, permits, licenses, and insurance policies covering the equipment. Interest under the Bank Equipment Loans accrues at a rate indexed to the "ICE Swap Rate - USD rates SOFR 1100" as published by Intercontinental Exchange, Inc., subject to a maximum of 18% per annum. Payments are due monthly, with the loans maturing in November 2026 and July 2029, respectively.

Note 7. Property, Plant, and Equipment, net

Property, plant, and equipment consist of the following:

	(In thousands)
	September 30, 2025	March 31, 2025

Fiber plant	$29,835	$21,375
Equipment	10,669	9,794
Leasehold improvements	592	580
Furniture and fixtures	281	249
Tower Sites and Construction Equipment	36	36
Total, property, plant, and equipment in service	41,413	32,034
Property, plant, and equipment under construction	878	346
Total property, plant, and equipment	42,291	32,380

Less: accumulated depreciation	(2,614)	(1,435)
Total property, plant, and equipment, net	$39,677	$30,945

Depreciation expense was $719 thousand and $1.2 million for the three and six months ended September 30, 2025, respectively. Depreciation expense was $306 thousand and $367 thousand for the three and six months ended September 30, 2024 respectively, Depreciation expense is included in depreciation and amortization in the condensed consolidated statements of operations.

Note 8. Goodwill and Intangible Assets

The acquired goodwill represents the value of combining operations of Amplex and the Company.

The change in the carrying amount of goodwill for the six months ended September 30, 2025 was as follows:

(In thousands)	Net Carrying Amount as of March 31, 2025	Additions	Impairment	Net Carrying Amount as of September 30, 2025
Goodwill	$12,280	$-	$-	12,280
	$12,280	$-	$-	$12,280

The changes in intangible assets for the six months ended September 30, 2025 consists of the following:

(In thousands)	Weighted Average Remaining Amortization Period (Years)	Net Carrying Amount as of March 31, 2025	Additions	Impairment	Amortization	Net Carrying Amount as of September 30, 2025
Definite lived intangible assets:
Subscriber relationships	3.74	$2,234	$-	$-	$(247)	$1,987
Trade name	8.67	467	-	-	(25)	442
		2,701	-	-	(272)	2,429
Indefinite lived intangible assets:
IP Addresses	N/A	392	-	-	-	392
FCC Spectrum license	N/A	580	-	-	-	580
		972	-	-	-	972
		$3,673	$-	$-	$(272)	$3,401

Amortization expense totaled $145 thousand and $272 thousand for the three and six months ended September 30, 2025, respectively. Amortization expense totaled $178 thousand and $208 thousand for the three and six months ended September 30, 2024, respectively. Amortization expense is included in depreciation and amortization in the condensed consolidated statements of operations.

As of September 30, 2025, the future expected amortization expense for intangible assets is as follows:

(In thousands)
Remainder of FY 2026	$290
FY 2027	582
FY 2028	582
FY 2029	582
FY 2030	180
Thereafter	213
Total	$2,429

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

The key components of the Company's operating lease expenses are included in general and administrative expenses on the condensed consolidated statements of operations and were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating lease expense	$116	$23	233	33
Short-term lease expense	-	-	-	3
Total lease cost	$116	$23	$233	$36

Right-of-use assets and lease liabilities for operating leases were recorded in the condensed consolidated balance sheets as follows:

	(In thousands)
	September 30, 2025	March 31, 2025
Operating leases:
Operating lease right-of-use assets	$2,823	$2,963
Current portion of operating lease liabilities	296	286
Operating lease liabilities, net of current portion	2,538	2,685

The weighted-average remaining lease term for operating leases was 10 years for the six months ended September 30, 2025, and the fiscal year ended  March 31, 2025. The weighted-average discount rate was 6.3% for the six months ended September 30, 2025, and the fiscal year ended March 31, 2025.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2025, are as follows:

(In thousands)
Remainder of FY 2026	$237
FY 2027	468
FY 2028	455
FY 2029	413
FY 2030	412
Thereafter	1,833
Total minimum lease payments	3,818
Less: effects of discounting	(984)
Present value of future minimum lease payments	$2,834

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

On October 16, 2024, Gross and the class reached an agreement with the Company and Zurich to resolve the dispute regarding the Company’s insurance coverage under the Zurich policies (the “Zurich settlement”). On May 22, 2025 the Circuit Court for Clay County, Missouri approved the Zurich settlement.  The effective date under the class action settlement has been triggered, and Gemini made the class action settlement payment on behalf of the Company which the Settlement Administrator confirmed cleared on June 3, 2025. There was no income or expense recorded by the Company in relation to this case as of September 30, 2025.

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

Beginning during the three months ended June 30, 2025, the Company began settling certain share-based compensation amounts due through the reissuance of treasury shares rather than issuing new shares of common stock. Treasury shares are reissued at historical cost, with the Company applying a last-in, first out method to determine cost. After reissuing treasury shares at their historical cost, the share-based compensation is settled by issuing the related shares of common stock at their respective fair values, with the difference between the treasury shares reissued at historical cost and the fair values of the shares of common stock issued to settle the share-based compensation being recognized within Additional paid-in capital.  This activity is reflected in the consolidated statements of redeemable non-controlling interest and shareholders' equity and as a non-cash financing activity in the consolidated statements of cash flows.

The table below summarizes treasury share transactions for the Company:

	Three Months Ended September 30,
	2025		2024
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	6,008	$(82,321)	5,368	$(76,794)
Treasury shares purchased	-	-	652	(5,629)
Treasury shares reissued	(47)	394	-	-
Treasury shares at the end of period	5,961	$(81,927)	$6,020	$(82,423)

	Six Months Ended September 30,
	2025		2024
	Number of Shares	Amount	Number of Shares	Amount
Treasury shares at the beginning of period	6,020	$(82,423)	5,368	$(76,794)
Treasury shares purchased	-	-	652	(5,629)
Treasury shares reissued	(59)	496	-	-
Treasury shares at the end of period	5,961	$(81,927)	$6,020	$(82,423)

Note 12. Income Taxes

For the three and six months ended September 30, 2025, the Company recorded income tax expense (benefit) from continuing operations of $8 thousand and $27 thousand, respectively.  These amounts represent a decrease of $95 thousand and an increase of $52 thousand compared to the income tax expense (benefit) from continuing operations of $103 thousand and ($25) thousand, respectively, for the three and six months ended September 30, 2024.

The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was (0.94%) and (9%), respectively.  The Company’s effective tax rate for the six months ended September 30, 2025 and 2024 was (1.74%) and 0.38%, respectively.  The change in the effective tax rate from the comparison of 2025 and 2024 as noted above primarily relates to the operations of Amplex. The Company only records a valuation allowance for OMCC because there is not sufficient evidence of future earnings to support a position that it will be able to realize its net deferred tax asset.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provision of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not anticipate the bill will have a material impact on the financial statements.

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

On July 25, 2024, the arrangement between the Company and Westlake regarding a reconciliation of the initial payment to Nicholas Financial, escrow, and contingent consideration was settled, which resulted in the Company paying Westlake Financial $2.4 million and waiving the right to any future contingent payments from Westlake Financial as originally stated in the Purchase Agreement. As a result of the sale of the Company's finance receivables and repossessed assets to Westlake, the Company recognized a gain of $1.7 million, calculated as the excess of the total consideration received over the carrying value of the finance receivables and repossessed assets sold to Westlake. The disposition of the finance receivables and all of its repossessed assets represents a strategic shift in the business based on the total assets, revenue, and net income of the segment sold to Westlake in comparison to the financial information of the Company as a whole.

The following depicts the results of operations for the discontinued operations of the Company for the three and six months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Interest and fee income on finance receivables	-	-	-	1,229
Operating (recoveries) expenses	(50)	97	(88)	784

Income from operations	50	(97)	88	445

Gain on disposal of assets	-	(175)	-	(1,692)
Gain on sale of financial assets	-	(723)	-	(723)
Income tax expense (benefit)	-	-	-	-
Net income from discontinued operations, net of tax	$50	$801	$88	$2,860

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

Reported segment revenue, segment operating income (loss), and significant segment expenses for the six months ended September 30, 2025 and 2024 are as follows:

Telecommunications	For the Three Months Ended September 30,		For the Six Months Ended September 30,
2025 ($ in thousands)	2025	2024	2025	2024
Telecommunications Segment Revenue
Wireless internet services	$1,666	$1,764	$3,338	$2,083
Fiber internet services	1,016	773	1,946	879
Other revenue	477	421	909	485
Total revenue	3,159	2,958	6,193	3,447
Operating expenses
General and administrative	1,252	1,134	2,479	1,965
Depreciation and amortization	829	465	1,401	545
Plant specific operations	363	324	790	398
Plant nonspecific operations	247	227	474	265
Cost of other revenue (exclusive of depreciation shown separately)	177	209	353	245
Cost of wireless and fiber internet services (exclusive of depreciation shown separately)	175	157	371	187
Advertising and marketing	85	-	229	-
Total segment operating expenses	3,128	2,516	6,097	3,605

Telecommunications segment operating income (loss)	31	442	96	(158)

Total other segment (expense) income[1]	(1)	30	27	30

Segment income (loss) before income taxes and discontinued operations	30	472	123	(128)

Reconciliation to consolidated net loss before income taxes and discontinued operations:
Corporate overhead and other income
General and administrative	(956)	(1,677)	(1,962)	(4,637)
Advertising & marketing	(4)	(12)	(13)	(12)
Depreciation and amortization	(35)	(16)	(71)	(27)
Interest income, net	176	395	395	806
Emigration tax (expense)	-	-	-	(1,711)
(Loss) on dissenting shareholders' liability	-	(274)	-	(1,103)
Other income	-	10	-	10

Consolidated net loss before income taxes and discontinued operations	$(789)	$(1,102)	$(1,528)	$(6,802)

1 Other segment items included in Segment operating loss include interest expense, gain on the sale of assets, and other income.

Assets by segment as of September 30, 2025 and March 31, 2025 are as follows:

	September 30,	March 31,
($ in thousands)	2025	2025
Telecommunications operating segment assets	$62,944	$53,994
Corporate assets	18,124	23,678
Total Assets	$81,068	$77,672

Note 15. Subsequent Events

On September 8, 2025, the Company's Board of Directors approved a change in the Company’s fiscal year end from March 31 to December 31, effective October 1, 2025. This change is intended to better align the Company’s financial reporting cycle with its operational and strategic planning processes.

Accordingly, the Company will file its next Annual Report on Form 10-KT for the nine-month period ending December 31, 2025. Future annual reports will reflect the new fiscal year ending December 31. The Company has evaluated the impact of this change and determined that it does not materially affect the comparability of financial information presented in prior periods.

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

On June 15, 2024, the Company closed upon the acquisition of 51% of the issued and outstanding common shares of Amplex, all of which were placed into Amplex Holdings. Amplex is a provider of broadband internet, voice over internet protocol (VOIP), and video services within service areas located primarily in Northwest and North Central Ohio. As of September 30, 2025, Amplex had approximately 13,400 broadband customers (5,200 fiber subscribers) and over 14,600 fiber passings completed.

Concurrently, on June 15, 2024, the Company converted the outstanding principal and accrued interest of approximately $0.8 million under the Term Loan Advances into 421 shares of Amplex Holdings common stock at the Share Purchase Price of $1,792.55 and purchased 1,674 shares of Amplex Holdings common stock at the share purchase price of $1,792.55 each for an aggregate purchase price of $3.0 million. These transactions increased the Company's indirect ownership in Amplex to 56.5%. In December 2024, the Company entered into a Subscription Agreement whereby the Company invested an additional $4.5 million into Amplex Holdings, increasing the Company's ownership percentage to 60.9%. In July 2025, the Company invested an additional $4.5 million into Amplex Holdings, increasing the Company's ownership percentage to 66.4%.

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

Result of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Revenues of Continuing Operations

For the three months ended September 30, 2025 and 2024, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Three Months Ended September 30,		Variance
(In thousands)	2025	2024	$ Change	% Change
Revenue
Wireless internet services	1,666	1,764	(98)	(6)%
Fiber internet services	1,016	773	243	31%
Other revenue	477	421	56	13%
Total revenue	$ 3,159	$ 2,958	$ 201	7%

Revenue totaled $3.2 million for the three months ended September 30, 2025, compared to $3 million for the three months ended September 30, 2024. The increase in revenue for the three months ended September 30, 2025 is primarily due to an increase in total number of broadband subscribers as compared to the three months ended September 30, 2024.

Expenses of Continuing Operations

For the three months ended September 30, 2025 and 2024, our expenses in dollars and as a percentage of total expenses were as follows:

	For the Three Months Ended September 30,		Variance
(In thousands)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$ 2,208	$ 2,811	$ (603)	(21)%
Depreciation and amortization	864	481	383	80%
Plant specific operations	362	324	38	12%
Plant nonspecific operations	247	227	20	9%
Cost of other revenue (exclusive of depreciation shown separately)	177	209	(32)	(15)%
Cost of wireless and fiber internet services (exclusive of depreciation shown separately)	175	157	18	11%
Advertising and marketing	89	12	77	642%
Total operating expenses	$ 4,122	$ 4,221	$ (99)	(2)%

Cost of Wireless and Fiber Internet Services and Cost of Other Revenue of Continuing Operations

Cost of wireless and fiber internet services totaled $0.2million for the three months ended September 30, 2025, compared to $0.2 million for the three months ended September 30, 2024. In addition, cost of other revenue totaled $0.2 million for the three months ended September 30, 2025 compared to $0.2 million for the three months ended September 30, 2024. The increase in the cost of wireless and fiber internet of $0.02 million is primarily related to an increase in fiber subscribers as we continue to expand the fiber network. The decrease in the cost of other revenue of $0.03 million is primarily related to a increased emphasis on the wireless and fiber internet service offerings.

Plant Specific and Plant Nonspecific Operations of Continuing Operations

Plant specific and plant nonspecific operations expenses totaled $0.6 million for the three months ended September 30, 2025, which were flat as compared to $0.6 million for the three months ended September 30, 2024.

General and Administrative Expenses of Continuing Operations

General and administrative expenses totaled $2.2 million for the three months ended September 30, 2025, compared to $2.8 million for the three months ended September 30, 2024. The decrease in general and administrative expenses for the three months ended September 30, 2025 is primarily due to additional professional fees and restructuring expenses incurred in the prior period in relation to the Amplex Acquisition, which was closed by the Company during the six months ended September 30, 2024. General and administrative expenses for the three months ended September 30, 2024 included costs related to the integration of Amplex into the Company's consolidated operations subsequent to the Amplex Acquisition, which did not recur in the three months ended September 30, 2025

Depreciation and Amortization Expenses of Continuing Operations

Depreciation and amortization expense totaled $0.9 million for the three months ended September 30, 2025, compared to $0.5 million for the three months ended September 30, 2024. The increase in depreciation and amortization expense for the three months ended September 30, 2025 is primarily attributable to increases in fixed asset balances from the continuing build out of our fiber network as of  September 30, 2025, as compared to September 30, 2024.

Emigration Tax Expense of Continuing Operations

There was no emigration tax expense for the three months ended September 30, 2025 compared to emigration tax expense of $0.00 million for the three months ended September 30, 2024. The Company completed its continuation and domestication from a company incorporated under the laws of British Columbia to a corporation incorporated under the laws of the State of Delaware as of April 18, 2024.

Loss on Dissenting Shareholders' Liability of Continuing Operations

There was no loss on dissenting shareholders' liability for the three months ended September 30, 2025 compared to a loss on dissenting shareholders' liability of -$0.3 million for the three months ended September 30, 2024. The decrease in loss on dissenting shareholders' liability is a result of the change in fair value of the liability during the period that represents the amount owed to dissenting shareholders from the re-domestication of the Company from British Columbia to the State of Delaware and the sale of assets to Westlake Financial. As of September 30, 2025, the Company settled the total amount owed to the dissenting shareholders.

Discontinued Operations

Income from discontinued operations was $0.1 million for the three months ended September 30, 2025 compared to income from discontinued operations of $0.8 million for the three months ended September 30, 2024. The decrease in income for the three months ended September 30, 2025 is primarily attributed to the non-recurrence of any gains on the disposal of assets and on the sale of the finance receivables in the current fiscal period when compared to the three months ended September 30, 2024.

Six months ended September 30, 2025 compared to six months ended September 30, 2024

Revenues of Continuing Operations

For the six months ended September 30, 2025 and 2024, our revenues in dollars and as a percentage of total revenues were as follows:

	For the Six Months Ended September 30,		Variance
(In thousands)	2025	2024	$ Change	% Change
Revenue
Wireless internet services	$ 3,338	$ 2,083	$ 1,255	60%
Fiber internet services	1,946	879	1,067	121%
Other revenue	909	485	424	87%
Total revenue	$ 6,193	$ 3,447	$ 2,746	80%

Revenue totaled $6.2 million for the six months ended September 30, 2025, compared to $3.4 million for the six months ended September 30, 2024. The increase in revenue for the six months ended September 30, 2025 is primarily reflects the full-period consolidation of Amplex following the Amplex Acquisition on June 15, 2024. In the current period, revenue includes services provided by Amplex for the entire six month period, whereas in 2024 Amplex contributed revenue only for the period between June 15, 2024 to September 30, 2024. Through the Company's majority interest in Amplex Holdings, which owns 100% of Amplex, the Company now offers wireless internet, fiber internet, and additional services such as VOIP telephone and video streaming. Due the Amplex Acquisition in 2024, revenue is not comparable on a year-over-year basis.

Expenses of Continuing Operations

For the six months ended September 30, 2025 and 2024, our expenses in dollars and as a percentage of total expenses were as follows:

	For the Six Months Ended September 30,		Variance
(In thousands)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$ 4,441	$ 6,602	$ (2,161)	(33)%
Depreciation and amortization	1,472	572	900	157%
Plant specific operations	789	398	391	98%
Plant nonspecific operations	474	265	209	79%
Cost of other revenue (exclusive of depreciation shown separately)	353	245	108	44%
Cost of wireless and fiber internet services (exclusive of depreciation shown separately)	371	187	184	98%
Advertising and marketing	242	12	230	1917%
Total operating expenses	$ 8,142	$ 8,281	$ (139)	(2)%

Cost of Wireless and Fiber Internet Services and Cost of Other Revenue of Continuing Operations

Cost of wireless and fiber internet services totaled $0.4 million for the six months ended September 30, 2025, compared to $0.2 million for the six months ended September 30, 2024. In addition, cost of other revenue totaled $0.4 million for the six months ended September 30, 2025 compared to $0.2 million for the six months ended September 30, 2024. The increase is attributable to the full-period consolidation of Amplex. Operating expenses were recognized for the entire quarter for the current period, whereas for the six months ended September 30, 2024, Amplex only provided 15 days’ worth of operating expenses commencing from the date of the Amplex Acquisition. Therefore, the cost of wireless and fiber internet services and cost of other revenue increased during the six months ended September 30, 2025 when compared to the prior period. As a result of the Purchase Agreement with Westlake Financial in April of 2024 and the Amplex Acquisition in June of 2024, the Company's cost of wireless and fiber internet services and cost of other revenue is not comparable on a year-over-year basis.

Plant Specific and Plant Nonspecific Operations of Continuing Operations

Plant specific and plant nonspecific operations expenses totaled $1.3 million for the six months ended September 30, 2025, compared to $0.7 million for the six months ended September 30, 2024. The increase is attributable to the full-period consolidation of Amplex with the Company's operations. Operating expenses for Amplex were recognized for the entire quarter for the current period, whereas for the six months ended September 30, 2024, Amplex only provided 15 days’ worth of operating expenses commencing from the date of the Amplex Acquisition.

Therefore, plant specific and nonspecific operations expenses increased for the six months ended September 30, 2025 when compared to the prior period. As a result of the Amplex Acquisition in June of 2024, the Company's plant specific and nonspecific operations expenses are not comparable on a year-over-year basis.

General and Administrative Expenses of Continuing Operations

General and administrative expenses totaled $4.4 million for the six months ended September 30, 2025, compared to $6.6 million for the six months ended September 30, 2024. The decrease in general and administrative expenses for the six months ended September 30, 2025 is primarily due to additional professional fees and restructuring expenses incurred in the prior period in relation to the Amplex Acquisition, which was closed by the Company during the six months ended September 30, 2024. As a result of the Purchase Agreement with Westlake Financial in April of 2024 and the Amplex Acquisition in June of 2024, the Company's general and administrative expenses are not comparable on a year-over-year basis.

Depreciation and Amortization Expenses of Continuing Operations

Depreciation and amortization expense totaled $1.5 million for the six months ended September 30, 2025, compared to $0.6 million for the six months ended September 30, 2024. The increase in depreciation and amortization expense for the six months ended September 30, 2025 is primarily attributable to the full-period consolidation of Amplex for the entire period of the six months ended September 30, 2025. Operating expenses were recognized for the entire quarter for the current period, whereas for the six months ended September 30, 2024, Amplex only provided 15 days’ worth of operating expenses commencing from the date of acquisition. As a result of the Purchase Agreement with Westlake Financial in April of 2024 and the Amplex Acquisition in June of 2024, the Company's depreciation and amortization expense is not comparable on a year-over-year basis.

Emigration Tax Expense of Continuing Operations

There was no emigration tax expense for the six months ended September 30, 2025 compared to emigration tax expense of $1.7 million for the six months ended September 30, 2024. The decrease in emigration tax expense in the current period is due to the Company completing its continuation and domestication from a company incorporated under the laws of British Columbia to a corporation incorporated under the laws of the State of Delaware as of April 18, 2024.

Loss on Dissenting Shareholders' Liability of Continuing Operations

There was no loss on dissenting shareholders' liability for the six months ended September 30, 2025 compared to loss on dissenting shareholders' liability of $1.1 million for the six months ended September 30, 2024. As of September 30, 2024, the Company had fully settled all amounts owed to dissenting shareholders, resulting in no loss recognized in the current period.

Discontinued Operations

Income from discontinued operations was $0.1 million for the six months ended September 30, 2025 compared to income from discontinued operations of $2.9 million for the six months ended September 30, 2024. The decrease in income for the six months ended September 30, 2025 is primarily attributed to the non-recurrence of any gains on the disposal of assets and on the sale of the finance receivables in the current fiscal period when compared to the six months ended September 30, 2024.

Liquidity and Capital Resources

The Company's cash flows are summarized as follows:

	Six Months Ended September 30,
(In thousands)	2025	2024
Net cash provided by (used in) operating activities	$779	$(532)
Net cash (used in) provided by investing activities	(8,466)	16,643
Net cash provided by (used in) financing activities	2,635	(5,629)

Net cash provided by operating activities was $0.8 million for the six months ended September 30, 2025 compared to net cash used in operating activities of $0.5 million for the six months ended September 30, 2024. The increase in cash provided by operating activities was primarily due to a decrease in net loss of $2.5 million, offset in part by a net decrease in operating assets and liabilities of $1.3 million. Further, as a result of the Purchase Agreement with Westlake Financial in April of 2024 and the Amplex Acquisition in June of 2024, the Company's change in cash provided by operating activities is not comparable on a year-over-year basis.

Net cash used in investing activities was $8.5 million for the six months ended September 30, 2025 compared to net cash provided by investing activities of $16.7 million for the six months ended September 30, 2024. Net cash used in investing activities primarily reflects the purchase of property and equipment totaling $8.5 million for the six months ended September 30, 2025. In comparison, for the six months ended September 30, 2024, investing activities included $38.9 million in proceeds from discontinued operations related to the sale of assets to Westlake Financial. Additionally, $18.4 million was paid for the Amplex Acquisition, and purchases of property and equipment totaled $3.9 million. As a result of the Purchase Agreement with Westlake Financial in April of 2024 and the Amplex Acquisition in June of 2024, the Company's change in cash provided by investing activities is not comparable on a year-over-year basis.

Net cash provided by financing activities for the six months ended September 30, 2025 was $2.6 million, compared to net cash used in financing activities of $5.6 million during the six months ended September 30, 2024. The current increase in net cash provided by financing activities was primarily due to the proceeds from long-term debt of $2.7 million during the three months ended September 30, 2025.

We have no material commitments for capital expenditures as of September 30, 2025. Part of our growth strategy, however, is to continuing to make capital expenditures for the purpose of expanding our fiber network, and potentially to acquire businesses. We would anticipate funding such activity through cash on hand, the issuance of debt, Common Stock, restricted stock units, and warrants for our Common Stock or a combination thereof.

Long-Term Borrowing Facilities

On September 23, 2024, Amplex entered into a Reconnect Program Loan and Security Agreement with the United States of America, acting through the Administrator of the Rural Utilities Service (“RUS”), for a secured loan of up to $21.3 million (the “RUS Loan”). At September 30, 2025, Amplex had outstanding borrowings of $3.0 million under the RUS Loan. The loan is intended to finance broadband infrastructure in rural areas where at least 50% of households lack sufficient access.

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

Failure to meet these conditions or the occurrence of specified events of default could result in suspension of advances, acceleration of repayment obligations, or enforcement of collateral rights. At September 30, 2025, Amplex was in compliance with all financial loan covenants relating to the RUS Loan.

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

In evaluating goodwill and indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the Company's goodwill is less than its carrying value as of the assessment date. If no events, facts, or circumstances are identified during the qualitative assessment, the Company does not need to perform a quantitative impairment assessment. If the Company concludes that it is more likely than not that the fair value of the goodwill is less than its carrying value, then the Company will perform a quantitative impairment test by comparing the fair value of the goodwill and indefinite-lived intangible assets with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. During the periods presented, the Company did not have any impairment charges. Our annual impairment test for goodwill and indefinite-lived intangible assets is ongoing as of the date of filing this Quarterly Report on Form 10-Q. Once our analysis is complete, it may result in a change in the recorded value of goodwill.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective at a reasonable level of assurance as of September 30, 2025, due to the following material weaknesses: 1.) material weaknesses in our internal control over financial reporting relating to non-routine transactions which lead to the correction of errors with respect to the (a) application of complex technical accounting standards related to the presentation and measurement of certain equity and liability instruments from the re-domestication of the Company, (b) initial and subsequent measurement of redeemable noncontrolling interest, certain acquired assets and deferred tax liabilities assumed in the acquisition of a controlling interest in Amplex and the consolidation of smaller leasing entities for which a variable interest did not exist, and (c) post-business combination accounting for depreciation of assets recorded at fair value; 2.) limited formal internal assessment documentation retained over the Company's evaluation of the financial reporting process; 3.) inadequate segregation of duties and lack of documented review of journal entries and monthly close process at the Amplex subsidiary; 4.) Amplex’s Chief Executive Officer having the ability to prepare and post journal entries without independent review or approval; and 5.) limited formally documented IT policies and procedures governing system access, change management, or data security for Amplex’s general ledger application. Additionally, there is no formal process for conducting periodic user access reviews at Amplex.

Remediation Plans for Material Weaknesses

During the second fiscal quarter of fiscal 2026, the Company began executing its remediation plan to address the material weaknesses identified above, which includes:

1.	The implementation of new controls focused on financial reporting matters related to non-routine transactions.

2.	The implementation of new controls relating to the formal internal assessment and related documentation of the Company's evaluation of the financial reporting process.

3.

The implementation of new controls relating to the review of journal entries occurring within the Amplex general ledger system, including review by corporate financial reporting personnel prior to approval.

4.	The implementation of system configuration changes limiting the access of Amplex's Chief Executive Officer as it pertains to the ability to prepare and post journal entries.

5.

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

3.4	Bylaws of Nicholas Financial, Inc., which is incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, dated April 18, 2024, as filed with the SEC on April 24, 2024.

3.5	Amendment No. 1 to the Bylaws of Old Market Capital Corporation, which is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated September 8, 2025, as filed with the SEC on September 12, 2025

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

Signature	Title	Date

/s/ Jeffrey Royal	Chief Executive Officer (Principal Executive Officer)	November 14, 2025
Jeffrey Royal

/s/ Charles Krebs	Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2025
Charles Krebs